Form 10QSB
period 1996-06-30
BIOLASE TECHNOLOGY INC
filed 1996-09-04
CIK 811240

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                    Page 1 of 14
                                                           Sequentially Numbered
                                                         Document, Exhibit Index
                                                        Located at Page 13 of 14
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996
                                              -------------

[ ]    Transition report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from              to
                                                           -------------
       ----------------

                             Commission File Number
                                     0-19627

                            BIOLASE TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                    87-0442441
  (State or other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)


                   981 CALLE AMANECER, SAN CLEMENTE, CA 92673
                    (Address of Principal Executive Offices)


                                 (714) 361-1200
                           (Issuer's Telephone Number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X      No
                                                  ---          ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, $.001 PAR VALUE                               11,321,190
- -----------------------------                       --------------------------
        Title Class                                Number of Shares Outstanding
                                                        at August 26, 1996

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                         (CHECK ONE):   Yes     No   X
                                            ---     ---

                            BIOLASE TECHNOLOGY, INC.

                                                                                    Page Number
                                                                                    -----------
PART 1.                          Financial Information

              ITEM 1.            Financial Statements:

                                    Consolidated Balance Sheets                           3

                                    Consolidated Statements of
                                      Operations                                          4

                                    Consolidated Statement of
                                      Stockholders' Equity                                5

                                    Consolidated Statements of Cash
                                      Flows                                               6

                                    Notes to Consolidated Financial
                                      Statements                                          7

              ITEM 2.            Management's Discussion and Analysis or
                                     Plan of Operation                                    9

PART II.                         Other Information                                       12

              ITEM 1.            Legal Proceedings                                        "

              ITEM 2.            Changes in Securities                                    "

              ITEM 3.            Defaults Upon Senior Securities                          "

              ITEM 4.            Submission of Matters to a Vote of Security
                                     Holders                                              "

              ITEM 5.            Other Information                                       13

              ITEM 6.            Exhibits and Reports on Form 8-K                         "


SIGNATURE PAGE                                                                           14

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                            BIOLASE TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30, 1996     DECEMBER 31, 1995
                                                                                        -----------------
                                                                       (UNAUDITED)
                                                                       -----------
ASSETS:
CURRENT ASSETS:
    Cash and cash equivalents                                         $    625,523        $  1,565,655
    Accounts receivable, less allowance of $55,897 in 1996
         and $64,617 in 1995                                                32,133              64,622
    Inventories, net of reserves of $469,859 in 1996
         and $491,335 in 1995                                              466,059             390,928
    Prepaid expenses and other current assets                              134,042             170,232
                                                                      ------------        ------------

         TOTAL CURRENT ASSETS                                            1,257,757           2,191,437

Property, plant and equipment, less accumulated depreciation of
     $964,594 in 1996 and $885,902 in 1995                                 246,022             289,016
Patents and licenses, less accumulated amortization of $327,614
     in 1996 and $327,614 in 1995                                           22,317              10,070
Other assets                                                                21,688              21,270
                                                                      ------------        ------------

         TOTAL ASSETS                                                 $  1,547,784        $  2,511,793
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
    Current portion of long-term debt                                 $     11,880        $     22,324
    Accounts payable                                                        68,070              41,880
    Accrued expenses                                                       460,371             404,752
    Accrued costs related to dissolution of foreign subsidiary              85,814             109,748
    Other current liabilities                                               66,000              89,000
                                                                      ------------        ------------

         TOTAL CURRENT LIABILITIES                                         692,135             667,704
                                                                      ------------        ------------


STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001,
         1,000,000 shares authorized, none issued                             --                  --
    Common stock, par value, $.001, 50,000,000 shares
         authorized, issued 11,320,690 in 1996
         and 11,241,112 in 1995                                             11,321              11,241
    Additional paid-in capital                                          24,288,228          24,169,018
    Accumulated deficit                                                (23,443,900)        (22,336,170)
                                                                      ------------        ------------

         TOTAL STOCKHOLDERS' EQUITY                                        855,649           1,844,089
                                                                      ------------        ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  1,547,784        $  2,511,793
                                                                      ============        ============

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,
                                                     --------                             --------
                                              1996              1995               1996              1995
                                              ----              ----               ----              ----
Sales                                     $   161,137        $  412,828        $   304,752       $   591,832
Cost of sales                                 136,072           266,311            271,895           458,395
                                          -----------        ----------        -----------       -----------

        Gross profit                           25,065           146,517             32,857           133,437
                                          -----------        ----------        -----------       -----------

Operating expenses:
    Sales and marketing                       137,007           150,895            317,148           314,305
    General and administrative                257,722           209,884            409,824           426,316
    Engineering and development               246,411           147,984            426,928           553,404
    Litigation and settlement costs             2,147            11,127              3,581            14,581
                                          -----------        ----------        -----------       -----------

        Total operating expenses              643,287           519,890          1,157,481         1,308,606
                                          -----------        ----------        -----------       -----------

        Loss from operations                 (618,222)         (373,373)        (1,124,624)       (1,175,169)

Other income (expense):
    Interest income (expense), net              7,210            (1,745)            16,894             1,689
                                          -----------        ----------        -----------       -----------

        Net loss                          $  (611,012)       $ (375,118)       $(1,107,730)      $(1,173,480)
                                          ===========        ==========        ===========       ===========

Loss per share of common stock            $     (0.05)       $    (0.04)       $     (0.10)      $     (0.13)
                                          ===========        ==========        ===========       ===========

Weighted average shares outstanding        11,299,783         9,093,431         11,276,800         8,754,653
                                          ===========        ==========        ===========       ===========

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                   ADDITIONAL                                  TOTAL
                                           COMMON STOCK               PAID-IN         ACCUMULATED      STOCKHOLDERS'
                                       SHARES        AMOUNT           CAPITAL             DEFICIT             EQUITY
                                       ------        ------           -------             -------             ------
Balance at December 31, 1995       11,241,164       $11,241       $24,169,018       ($22,336,170)       $ 1,844,089

Exercise of stock options              79,526            80           119,210                 --            119,290

Net loss                                   --            --                --         (1,107,730)        (1,107,730)
                                   ----------       -------       -----------       ------------        -----------

Balance at June 30, 1996           11,320,690       $11,321       $24,288,228       ($23,443,900)       $   855,649
                                   ==========       =======       ===========       ============        ===========


          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                               -----------------------
                                                                               1996               1995
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(1,107,730)       $(1,173,480)
Adjustments to reconcile net loss to net cash used by
 operating activities:
      Depreciation and amortization                                             78,691            102,663
      Provision for bad debts                                                       --                332
      Provision for inventory write-off                                             --              7,500
      Earned escrow shares of common stock                                          --             29,374

      Changes in operating assets and liabilities:
          Accounts receivable                                                   32,489             (6,457)
          Inventories                                                          (75,131)           181,604
          Prepaid expenses and other assets                                     35,772            (11,479)
          Accounts payable                                                      26,190            (41,680)
          Accrued expenses                                                      55,619            (78,384)
          Accrued costs related to dissolution of foreign subsidiary           (23,934)                --
          Other current liabilities                                            (23,000)           (14,651)
                                                                           -----------        -----------

          Net cash used by operating activities                             (1,001,034)        (1,004,658)
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                     (35,697)           (15,478)
Additions to patents and licenses                                              (12,247)              (750)
                                                                           -----------        -----------

          Net cash used by investing activities                                (47,944)           (16,228)
                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                     (10,444)           (10,254)
Proceeds from issuance of common stock for cash                                                   922,307
Proceeds from exercise of stock options                                        119,290                 --
                                                                           -----------        -----------

          Net cash provided by financing activities                            108,846            912,053
                                                                           -----------        -----------

Decrease in cash and cash equivalents                                         (940,132)          (108,833)
Cash and cash equivalents at beginning of period                             1,565,655          1,162,041
                                                                           -----------        -----------

Cash and cash equivalents at end of period                                 $   625,523        $ 1,053,208
                                                                           ===========        ===========


Supplemental cash flow disclosure:
      Cash paid during the period for interest                             $     2,584        $     8,625
                                                                           ===========        ===========

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

Note 1

       The accompanying unaudited consolidated financial statements of BioLase Technology, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,023,822, $3,050,333 and $7,549,262 for the years ended December 31, 1995, 1994, and 1993 respectively, a net loss of $1,107,730 for the six-month period ended June 30, 1996, and has an accumulated deficit of $23,443,900 at June 30, 1996, which raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through either debt or equity financing and, ultimately, a movement to profitability through increased sales, continued engineering development, and on-going cost containment. The Company's focus has been realigned to emphasize the marketing of its hydro-kinetic tissue cutting systems (the Millennium(TM) series), laser systems and endodontic products, and continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.

       The Company's current business plan anticipates a shortfall in working capital to occur in the fourth quarter of 1996 unless additional capital is raised. Financing the development of laser dental instruments and operations of the Company has been achieved principally through private placements of common stock and the exercise of stock options. During the three years ended December 31, 1995, the Company raised approximately $9,776,000 of equity funds. Management believes that significant additional capital resources will be required to complete the FDA approval process to allow use of the Company's laser and hydro-kinetic products for hard tissue applications and to fund the Company's working capital needs for 1997. The Company anticipates obtaining the necessary capital resources through the sale of equity securities in either public offerings or private placements, or through debt financing. (FLS) No assurance can be given, however, that the Company will be able to obtain such capital resources. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.

       Operating results for the three and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

Note 2

       Inventories, net of reserves,           (unaudited)
consist of the following:                     June 30, 1996   December 31, 1995
                                              -------------   -----------------
Raw materials                                     $179,258          $178,669
Work-in-process                                     -                 -
Finished goods                                     286,801           212,259
                                                  --------          --------

                                                  $466,059          $390,928
                                                  ========          ========

Note 3

       Property, plant and equipment,                        (unaudited)
at cost, consist of the following:                           June 30, 1996    December 31, 1995
                                                             -------------    -----------------
Leasehold improvements                                        $  149,282         $  149,282
Equipment and computers                                          707,825            674,575
Furniture and fixtures                                           106,154            103,707
Demonstration units                                              247,354            247,354
                                                              ----------         ----------
              Total cost                                       1,210,615          1,174,918

Less, accumulated depreciation and amortization                 (964,593)          (885,902)
                                                              ----------         ----------
                                                              $  246,022         $  289,016
                                                              ==========         ==========


Note 4

       Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at June 30, 1996 and 1995.

Note 5

       As of December 31, 1995, the Company had net operating loss carryforwards for federal and state purposes of approximately $20 million and $6.8 million, respectively. The net operating loss carryforwards expire through 2010 and 2000, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382.

Note 6

       Since November 12, 1992, the Company's Common Stock has been authorized for inclusion on the National Association of Securities Dealers Automated Quotation System - SmallCap Market ("NASDAQ"). The Company's Common Stock is quoted on such system under the symbol "BLTI". Requirements for continued quotation on NASDAQ include total assets of $2,000,000 and stockholders' equity of $1,000,000. At June 30, 1996, the Company was not in compliance with these requirements as total assets and stockholders' equity were $1,547,784 and $855,649, respectively. The Company is presently pursuing means to bring it into compliance with the NASDAQ requirements, including obtaining additional equity financing through a private placement. The Company expects to be notified by NASDAQ that it is out of compliance with NASDAQ's continuing listing requirement and that the Company will have thirty days from such notice to restore compliance or have its Common Stock excluded from trading on NASDAQ.

       If the Common Stock were excluded from the quotation on NASDAQ, it would likely trade on the over-the-counter market, in what is commonly referred to as the "Electronic Bulletin Board" or "pink sheets". The exclusion of the Common Stock from continued quotation and trading on NASDAQ may make the sale of the Common Stock subject to restrictive sales practice requirements, may make it more difficult to dispose of or obtain accurate quotations for the market price of shares of the Common Stock, may cause a diminution of news coverage of the Company, and may create greater difficulty in arranging future financing.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS - FISCAL THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 COMPARED WITH COMPARABLE 1995 PERIODS:

       Sales decreased $252,000 for the second quarter of 1996 and $287,000 for the first half of 1996 as compared to the same periods, respectively, in 1995. The Company's laser division reported sales for the second quarter of 1996 of $48,000, a decrease of $274,000 from the $322,000 reported for the same period in 1995. Consolidated sales for the first half of 1996 were $305,000, a decrease of $287,000 compared to the first half of 1995.

       The decreases in sales within the laser division are due principally to reduced laser unit shipments to the Company's primary market, Germany, as a result of the Company realigning its laser distribution channel in Germany. This realignment was necessitated by the need to obtain a more experienced distribution channel to meet the anticipated sales volume of the Company's new hydro-kinetic tissue cutting system, the Millennium(TM) series, which addresses a much broader market than the Company's previous laser systems. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements".) The Company has recently shipped its first production unit of Millennium(TM) to Germany for clinical evaluation and demonstration purposes and anticipates signing a distribution agreement with a large dental device distributor in Germany during the third quarter of 1996; initial sales of the Company's new Millennium(TM) series to its potential German distributor are anticipated in the first quarter of 1997. (FLS) Domestically, the Company does not anticipate a strong increase in sales for its laser division unless and until it receives clearance to market its laser and hydro-kinetic systems for certain hard-tissue and other applications. (FLS) The Company has commenced clinical trials with its Millennium(TM) series utilizing its hydro-kinetic technology to obtain clinical data for its hard-tissue application to the Food and Drug Administration ("FDA"). (FLS) The Company is in the process of applying for FDA approvals relating to dermatology and cosmetic surgery utilizing the Millennium(TM) series and its hydro-kinetic technology as well. (FLS)

       Gross profits decreased to $25,000 during the second quarter of 1996, down $122,000 from $147,000 for the same period in 1995. Gross profits for the first half of 1996 were down $100,000 compared to the same period in 1995. These decreases are due principally to the reduction in sales of the laser division. Product margins are similar to those of the same periods in 1995; however, the disproportional reduction in gross profit compared to sales is due principally to the under absorption of fixed overhead costs brought about by lower sales volume.

       The net loss for the second quarter of 1996 was $611,000 compared to $375,000 for the same period in 1995, an increase of $236,000; the net loss position decreased in the first half of 1996 to $1,108,000, a reduction of $65,000 from the $1,173,000 reported for the same period in 1995. The increase in the net loss for the second quarter of 1996 compared to the same period in 1995 is due principally to lower sales volume coupled with an increase in operating expenses due primarily to expenses associated with the Company's refinement of its hydro-kinetic technology. The decrease in the net loss for the first half of 1996 as compared to 1995 is a result of reduced operating expenses due principally to the Company's downsizing and an increase in net interest income offset by reduced sales volume.

       Sales and marketing expenses decreased $14,000 for the second quarter of 1996 as compared to the same period in 1995, due principally to market evaluation expenses incurred in the second quarter of 1995 that did not exist in 1996. Sales and marketing expenses for the first half of 1996 were comparable to that of 1995 with an increase in the first quarter of 1996 related to increased advertising and trade show participation expenses offset by the aforementioned decrease in market evaluation expenses in the second quarter of 1996 as compared to 1995. The Company anticipates an increase in its sales and marketing expense commencing the fourth quarter of 1996 with the ramp up of a direct sales force utilizing independent representatives for sales within its endodontic division. (FLS)

       General and administrative expenses increased $48,000 for the second quarter of 1996 as compared to the second quarter of 1995 while declining $16,000 for the first half of 1996 compared to the same period in 1995. The increase in the second quarter is due principally to increased costs related to protecting the Company's technology both domestically and abroad (see Item 1, "Legal Proceedings" included herewith at Part II of this Quarterly Report on Form 10-QSB), and promoting the Company through various publications and investor forums; this increase is partially offset by reductions in the Company's general insurance premiums from the same period in 1995. The slight decrease in the first half of 1996 as compared to 1995 is due principally to the Company's ongoing cost containment efforts that outweighed the increased costs related to technology protection and promotion.

       Engineering and development expenses increased $98,000 for the second quarter of 1996 as compared to the same period in 1995 due principally to the Company completing its design of its hydro-kinetic tissue cutting system, the Millennium(TM), and the procurement of material to manufacture six prototypes to be used for clinical evaluation. Increased costs related to certain FDA clinical studies were incurred during the second quarter of 1996 specifically with the objective of obtaining required approvals by the FDA for marketing the Millennium(TM) series domestically. The Company anticipates these increased costs to continue through the fourth quarter of 1996 as it continues its efforts to obtain hard-tissue and other approvals for the Millennium(TM) series. (FLS) The first half of 1996 reflected a decrease of $126,000 in engineering and development expenses compared to the first half of 1995 and is due principally to the reduction in engineering personnel since the first quarter of 1995, partially offset by the aforementioned increased costs in the second quarter of 1996.

       The Company is presently in the engineering design phase of its LaserBrush(TM), a hand-held toothbrush expected to utilize optical energy and specifically developed toothpaste compounds to illuminate and identify bacteria. Completion of the design and packaging of the LaserBrush(TM) is expected in early 1997. (FLS) The Company has recently begun the development of FlavorFlow(TM), a water conditioning system that utilizes certain patent-pending technology for sanitizing and altering the flavor and scent of fluids typically administered during medical and dental surgical procedures. The Company anticipates completion of the design and the related packaging in early 1997.
(FLS)

       Interest income, net, increased $9,000 and $15,000 for the second quarter and first half of 1996, respectively, as compared to the same periods in 1995. The increases are due to increased cash balances available for investment in cash equivalents during 1996 as compared to 1995 coupled with a slight decrease in interest expense due to the expiration of certain capital leases.

LIQUIDITY AND CAPITAL RESOURCES:

       The Company's liquidity at June 30, 1996 has declined significantly compared to December 31, 1995 and is due principally to the reduction in sales. Working capital decreased $958,000 while cash and cash equivalents declined $940,000. Net cash used by operating activities for the six-month period ended June 30, 1996 was comparable to that for the same period in 1995. Net cash used by investing activities for the six-month period ended June 30, 1996 increased $32,000 over the same period in 1995 due principally to an increase in capital expenditures along with an increase in capitalized patent and licensing costs related to the Company's patent-pending hydro-kinetic technology. Net cash provided by financing activities were $803,000 lower for the six-month period ended June 30, 1996 than in the comparable 1995 period reflecting principally the absence in 1996 of private placement proceeds; $922,000 of such proceeds were received in May, 1995.

       The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Its viability as a going concern is dependent upon its ability to obtain outside financing either through the issuance of additional shares of its Common Stock or Preferred Stock, or through borrowings and, ultimately, a movement to profitability through increased sales, continued engineering development, and on-going cost containment. (FLS) The Company's focus has been realigned to emphasize the marketing of its hydro-kinetic tissue cutting system (Millennium(TM)), laser systems and endodontic products, and the continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.

       Based on the Company's current business plan, working capital is anticipated to fall below the level required to meet its obligations in the fourth quarter of fiscal 1996 unless additional capital is raised. (FLS) The Company is exploring the possibility of additional equity or debt financing; however, there are no assurances that the Company will obtain the financing required to sustain its operations. (FLS) If unsuccessful, the Company's ability to meet its obligations would be greatly impaired, and the Company may be unable to continue operations. (FLS) Should this occur, it would be necessary to undertake such other actions as may be appropriate to preserve asset values.
(FLS)

       Financing the development of the Millennium(TM) series and other laser instruments, and operations of the Company has been achieved principally through private placements of common stock and the exercise of stock options and warrants. During the three years ended December 31, 1995, the Company has raised approximately $9,776,000 of equity funds. Management believes that significant additional capital resources will be required to complete the application to the FDA for authorization to use the Company's hydro-kinetic technology for hard-tissue applications and to fund the Company's working capital needs for 1997. (FLS) The Company anticipates obtaining the necessary capital resources through the sale of equity securities in either public offerings or private placements, or through debt financing. (FLS) No assurance can be given, however, that the Company will be able to obtain such capital resources. (FLS)

FORWARD LOOKING STATEMENTS:

       The forward looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

       Few of the forward looking statements in this Quarterly Report on Form 10-QSB deal with matters that are within the unilateral control of the Company. There is substantial government regulation of the manufacture and sale of medical products, including many of the Company's products, by governmental agencies in the United States and foreign countries. These governmental agencies often have considerable discretion in determining whether and when to approve the marketing of the Company's products that have not yet received such approval.

       The availability of equity and debt financing to the Company is affected by, among other things, domestic and world economic conditions and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its products and comparisons with alternative investment opportunities.

       The Company's products do not provide the exclusive means for accomplishing an objective, and customers may choose alternative means. Many of the Company's competitors have much greater financial resources and technical capabilities than does the Company, which may enable such competitors to design and produce superior products or to market their products in a manner that achieves commercial success even in the face of technical superiority on the part of the Company's products.

       The Company's patents may not offer effective protection against competitors. Competitors may be able to design around the Company's patents or employ technologies not covered by such patents. In addition, the Company's patents may be challenged, and even if such patents are upheld, the diversion of financial and human resources associated with patent litigation could adversely affect the Company.

The Company may be found to be violating the patents of others and forced to obtain a license under such patents or modify the design of its products.

        Rapid technological developments are expected to continue in the industries in which the Company competes. The Company may not be able to develop, manufacture and market products which meet changing user requirements or which successfully anticipate or respond to technological changes on a cost-effective and timely manner.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        The Company is a real party in interest in an Interference proceeding pending in the U.S. Patent & Trademark Office. This proceeding, entitled Vassiliadis v. Levy, was initiated on April 22, 1993 and arises out of patent applications asserting conflicting claims to the technology involved in cutting tooth tissue with laser radiation in the presence of a cooling fluid. U.S. Patent No. 5,020,995 covering this technology has been issued and is owned by the Company. Decisions made thus far during the Interference proceeding has confirmed the originality of the technology owned by the Company. The Company has been advised that the only remaining issue to be resolved in the Interference is the patentability of certain claims covered by U.S. Patent No. 5,020,995. With respect to that issue, briefs have been submitted, an oral hearing was held on August 2, 1996, and a decision is pending.

        In May, 1993, the Company filed an application, which is pending, for the reissue of U.S. Patent No. 5,020,995. The application for reissue reflects more specific claims related to cutting tooth tissue with laser radiation in the presence of a cooling fluid. The ultimate outcome of the interference proceeding and the application for reissue should not adversely affect the Company's legal right to market the related technology. The patent-pending position of the Company's hydro-kinetic technology and the related intellectual property are not affected by the matters at issue in the Interference proceeding.

        From time to time, the Company is involved in legal proceedings incidental to its business. It is management's opinion that these actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.

ITEM 2.  CHANGES IN SECURITIES.

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        Following are the results of matters submitted to a vote at the Annual Stockholders' Meeting held June 11, 1996:

        (1) The election of the following individuals to the Company's Board of Directors, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

                                       Votes For      Votes Against
                                       ---------      -------------
       Donald A. La Point              8,698,035         31,643
       Federico Pignatelli             8,713,035         16,643
       Gordon Werner                   8,713,035         16,643

       (2) The approval of the First Amendment to the Company's Amended and Restated 1993 Stock Option Plan increasing the aggregate number of the Company's Common Stock available for issuance under the Plan to 1,500,000. The number of votes cast for were 4,950,039; votes cast against were 177,181; the number of abstentions were 15,040; the number of broker non-votes were 3,587,418.

       (3) The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the year ended December 31, 1995 and the year ending December 31, 1996. The number of votes cast for were 8,706,863; votes cast against were 11,850; the number of abstentions were 10,965.

ITEM 5.  OTHER INFORMATION.

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (A) EXHIBITS

       27 Financial Data Schedule


       (B) REPORTS ON FORM 8-K

                None

                                 SIGNATURE PAGE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIOLASE TECHNOLOGY, INC.
                                      a Delaware Corporation


Date: September 4, 1996               /s/ Donald A. La Point
                                      ----------------------
                                      Donald A. La Point
                                      President  &  Chief Executive Officer



Date: September 4, 1996               /s/ Stephen R. Tartamella
                                      -------------------------
                                      Stephen R. Tartamella
                                      Vice President & Chief Financial Officer