Form 10QSB
period 1996-09-30
BIOLASE TECHNOLOGY INC
filed 1996-11-19
CIK 811240

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                                                    Page 1 of 26
                                                           Sequentially Numbered
                                                            Pages, Exhibit Index
                                                        Located at Page 15 of 26

                                 FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.
                                            ------------------

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from          to         .
                                            --------    --------

                            Commission File Number
                                   0-19627
                                   -------

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


                                Yes  X  No
                                    ---    ---

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                13,127,949
-----------------------------                       ----------------------------
         Title Class                                Number of Shares Outstanding
                                                    at November 15, 1996

                Transitional Small Business Disclosure Format
                         (Check one):  Yes     No  X
                                           ---    ---

                            BIOLASE TECHNOLOGY, INC.






                                                               Page Number
                                                               -----------
PART 1. Financial Information

        ITEM 1.  Financial Statements:

                  Consolidated Balance Sheets                        3

                  Consolidated Statements of
                    Operations                                       4

                  Consolidated Statement of
                    Stockholders' Equity                             5

                  Consolidated Statements of Cash
                    Flows                                            6

                  Notes to Consolidated Financial
                    Statements                                       7

        ITEM 2.  Management's Discussion and Analysis or
                    Plan of Operation                               10

PART II. Other Information

        ITEM 1.  Legal Proceedings                                  13

        ITEM 2.  Changes in Securities                              14

        ITEM 3.  Defaults Upon Senior Securities                    15

        ITEM 4.  Submission of Matters to a Vote of Security        15
                    Holders

        ITEM 5.  Other Information                                  15

        ITEM 6.  Exhibits and Reports on Form 8-K                   15

SIGNATURE PAGE                                                      16

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------


                           BIOLASE TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                 (unaudited)
                                                             September 30, 1996   December 31, 1995
                                                             ------------------   -----------------

ASSETS:
Current assets:
   Cash and cash equivalents                                 $    124,510         $     1,565,655
   Accounts receivable, less allowance of $52,968 in 1996
      and $64,617 in 1995                                          32,053                  64,622
   Inventories, net of reserves of $469,859 in 1996
      and $491,335 in 1995                                        427,852                 390,928
   Prepaid expenses and other current assets                      159,055                 170,232
                                                             ------------         ---------------
         Total Current Assets                                     743,470               2,191,437

Property, plant and equipment, less accumulated depreciation
   of $1,002,204 in 1996 and $885,902 in 1995                     212,253                 289,016
Patents and licenses, less accumulated amortization
   of $327,614 in 1996 and 1995                                    28,860                  10,070
Other assets                                                       20,221                  21,270
                                                             ------------         ---------------
         Total Assets                                        $  1,004,804         $     2,511,793
                                                             ============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of long-term debt                        $      6,786         $        22,324
    Accounts payable                                              139,075                  41,880
    Accrued expenses                                              371,173                 404,752
    Accrued costs related to dissolution of
      foreign subsidiary                                           66,805                 109,748
    Other current liabilities                                     132,805                  89,000
                                                             ------------         ---------------
          Total Current Liabilities                               716,644                 667,704
                                                             ------------         ---------------
Stockholders' Equity:
    Preferred stock, $.001 par value,
       1,000,000 shares authorized; none issued                        --                      --
    Common stock, $.001 par value, 50,000,000 shares
       authorized; 11,321,191 and 11,241,164 issued and
       outstanding in 1996 and 1995, respectively                  11,321                  11,241
    Additional paid-in capital                                 24,288,977              24,169,018
    Accumulated deficit                                       (24,012,138)            (22,336,170)
                                                             ------------         ---------------
          Net Stockholders' Equity                                288,160               1,844,089
                                                             ------------         ---------------
          Total Liabilities and Stockholders' Equity         $  1,004,804         $     2,511,793
                                                             ============         ===============



          See accompanying notes to consolidated financial statements.

------------------------------------------

                            BIOLASE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                      -----------------------------   ----------------------------
                                           1996           1995             1996           1995
                                           ----           ----             ----           ----
Sales                                 $    132,098    $    440,855    $    436,850    $  1,032,687
Cost of sales                              118,937         247,907         390,832         706,302
                                      ------------    ------------    ------------    ------------

        Gross profit                        13,161         192,948          46,018         326,385
                                      ------------    ------------    ------------    ------------

Operating expenses:
    Sales and marketing                    150,438         115,831         467,586         430,136
    General and administrative             189,661         194,731         599,485         621,047
    Engineering and development            239,972         132,411         666,900         685,815
    Litigation and settlement costs          3,209          13,230           6,790          27,811
                                      ------------    ------------    ------------    ------------

        Total operating expenses           583,280         456,203       1,740,761       1,764,809
                                      ------------    ------------    ------------    ------------

        Loss from operations              (570,119)       (263,255)     (1,694,743)     (1,438,424)

Other income:
    Interest income, net                     1,881           6,825          18,775           8,514
                                      ------------    ------------    ------------    ------------

        Net loss                      $   (568,238)   $   (256,430)   $ (1,675,968)   $ (1,429,910)
                                      ============    ============    ============    ============

Loss per share of common stock        $      (0.05)   $      (0.02)   $      (0.15)   $      (0.15)
                                      ============    ============    ============    ============

Weighted average shares outstanding     11,321,054      10,618,529      11,291,659       9,382,773
                                      ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

------------------------------------------

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                    ADDITIONAL                         NET
                                            COMMON STOCK             PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                        SHARES        AMOUNT         CAPITAL          DEFICIT         EQUITY
                                        ------        ------         -------          -------         ------
Balance at December 31, 1995          11,241,164     $ 11,241     $ 24,169,018     ($22,336,170)   $ 1,844,089

Exercise of stock options                 80,026           80          119,959                -        120,039

Issuance of shares for fractional
    interest on reverse split                  1            -                -                -              -

Net loss                                       -            -                -       (1,675,968)    (1,675,968)
                                      ------------------------------------------------------------------------

Balance at September 30, 1996         11,321,191     $ 11,321     $ 24,288,977     ($24,012,138)   $   288,160
                                      ========================================================================


          See accompanying notes to consolidated financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        -----------------------------------
                                                                           1996                     1995
                                                                        -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(1,675,968)            $(1,429,910)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization                                           116,302                 140,187
    Provision for bad debts                                                       -                     332
    Provision for inventory write-off                                             -                   7,373
    Earned escrow shares of common stock                                          -                  29,374

    Changes in operating assets and liabilities:
      Accounts receivable                                                    32,569                (229,228)
      Inventories                                                           (36,924)                316,251
      Prepaid expenses and other assets                                      12,226                (146,989)
      Accounts payable                                                       97,195                 (59,784)
      Accrued expenses                                                       33,226                 (19,113)
      Accrued costs related to dissolution of foreign subsidiary            (42,943)                (17,526)
      Other current liabilities                                             (23,000)                (14,651)
                                                                        -----------             -----------
      NET CASH USED BY OPERATING ACTIVITIES                              (1,487,317)             (1,423,684)
                                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                  (39,539)                (31,999)
Additions to patents and licenses                                           (18,790)                 (5,980)
                                                                        -----------             -----------
      NET CASH USED BY INVESTING ACTIVITIES                                 (58,329)                (37,979)
                                                                        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                  (15,538)                (15,716)
Proceeds from issuance of common stock for cash                                   -               1,292,707
Proceeds from exercise of stock options                                     120,039                  61,650
Proceeds from exercise of stock purchase of warrants                              -                 790,952
                                                                        -----------             -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                             104,501               2,129,593
                                                                        -----------             -----------

Increase (decrease) in cash and cash equivalents                         (1,441,145)                667,930
Cash and cash equivalents at beginning of period                          1,565,655               1,162,041
                                                                        -----------             -----------

Cash and cash equivalents at end of period                              $   124,510             $ 1,829,971
                                                                        ===========             ===========

Supplemental cash flow disclosure:
    Cash paid during the period for interest                            $     3,024             $    11,432
                                                                        ===========             ===========

         See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

     The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,023,822, $3,050,333 and $7,549,262 for the years ended December 31, 1995, 1994, and 1993 respectively, a net loss of $1,675,968 for the nine-month period ended September 30, 1996, and has an accumulated deficit of $24,012,138 at September 30, 1996, which raise substantial doubt about the Company's ability to continue as a going concern.

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

     On October 16, 1996, the Company completed a private placement (the "Offering") which resulted in net proceeds of approximately $4,400,000.
Although the proceeds received from the Offering provide the Company with the working capital necessary to market its Millennium(TM) series and to complete the development of its LaserBrush(TM), a hand-held laser toothbrush, the Company's current business plan anticipates a shortfall in working capital to occur in early 1999. (FLS) Financing the development of the Millennium(TM) series and other dental instruments and operations of the Company has been achieved principally through private placements of common stock and the exercise of stock options and warrants. During the three years ended December 31, 1995, the Company has raised approximately $9,776,000 of equity funds. Management believes that significant capital resources will be utilized to complete the FDA approval process to allow use of the Company's laser and hydro-kinetic products for domestic hard-tissue medical, dental and cosmetic surgical applications and to fund the Company's working capital needs in 1999. (FLS) The Company anticipates obtaining the necessary capital resources through the sale of equity securities in either public offerings or private placements, or through debt financing. (FLS) No assurance can be given, however, that the Company will be able to obtain such capital resources. (FLS) The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.

     Operating results for the three and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

Note 2


     Inventories, net of reserves,                   (unaudited)
consist of the following:                        September 30, 1996      December 31, 1995
                                                 ------------------      -----------------
Raw materials                                    $          171,479      $         178,669
Work-in-process                                                   -                      -
Finished goods                                              256,373                212,259
                                                 ------------------      -----------------

                                                 $          427,852      $         390,928
                                                 ==================      =================

Note 3
------

     Property, plant and equipment,                 (unaudited)
at cost, consist of the following:               September 30, 1996      December 31, 1995
                                                 ------------------      -----------------
Leasehold improvements                           $          149,282      $         149,282
Equipment and computers                                     710,613                674,575
Furniture and fixtures                                      107,208                103,707
Demonstration units                                         247,354                247,354
                                                 ------------------      -----------------
           Total cost                                     1,214,457              1,174,918

Less, accumulated depreciation and amortization          (1,002,204)              (885,902)
                                                 ------------------      -----------------
                                                 $          212,253      $         289,016
                                                 ==================      =================


Note 4

     Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at September 30, 1996 and 1995.


Note 5

     As of December 31, 1995, the Company had net operating loss carryforwards for federal and state purposes of approximately $20 million and $8.6 million, respectively. The net operating loss carryforwards expire through 2010 and 2000, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382.


Note 6

     On October 16, 1996, the Company completed a private placement (the "Offering") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. In the Offering, the Registrant issued and sold 100 units, each consisting of 1 share of its Series A 6% Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") and 5,000 Redeemable Common Stock Purchase Warrants (the "Warrants") expiring 1998 which are exercisable under certain conditions. Gross proceeds received from the Offering were $5,000,000, and net proceeds, after commissions of $400,000 and estimated expenses, were approximately $4,400,000.

     Each share of Preferred Stock is convertible into a variable number of shares of Common Stock which cannot exceed 18,182 shares. The Warrants may be exercised under certain conditions to purchase Common Stock at $3.50 per share. In connection with the Offering, the Company issued an additional 190,910 Common Stock Purchase Warrants, expiring 1998, also exercisable at $3.50 per share.

     At November 15, 1996, the Company had received Elections to Convert with respect to 99 of the 100 shares of the Preferred Stock issued in conjunction with the Offering, which resulted in an aggregate conversion to 1,800,018 shares of Common Stock. The shares of Common Stock issued upon the conversion are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Accordingly, such shares may be resold only pursuant to a registration statement under the Securities Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registration statement covering the resale of such shares of Common Stock.

     The unaudited consolidated balance sheets of BioLase Technology, Inc. at September 30, 1996 presented below reflect the consolidated financial position of the Company on such date and such financial position as adjusted on a proforma basis to give effect to the Offering.


                                                                                 September 30, 1996 (unaudited)
                                                                       -------------------------------------------------
                                                                        Actual               Adjustments      Pro Forma
                                                                       ----------            ----------       ----------
Assets:
Current assets:
        Cash and cash equivalents                                    $    124,510          $  4,600,000     $  4,724,510
        Accounts receivable, less allowance of $52,968                     32,053                                 32,053
        Inventories, net of reserves of $469,859                          427,852                                427,852
        Prepaid expenses and other current assets                         159,055               (73,000)          86,055
                                                                     ============          ============     ============
                Total current assets                                      743,470             4,527,000        5,270,470


Property, plant and equipment, less accumulated depreciation
  of $1,002,204                                                           212,253                                212,253
Patents and licenses, less accumulated amortization of $327,614            28,860                                 28,860
Other assets                                                               20,221                                 20,221
                                                                     ------------          ------------     ------------
                Total assets                                         $  1,004,804          $  4,527,000     $  5,531,804
                                                                     ============          ============     ============
Liabilities and Stockholders' Equity:
Current liabilities:
        Current portion of long-term debt                            $      6,786          $                $      6,786
        Accounts payable                                                  139,075                                139,075
        Accrued expenses                                                  371,173               127,000          498,173
        Accrued costs related to dissolution of foreign subsidiary         66,805                                 66,805
        Other current liabilities                                         132,805                                132,805
                                                                     ------------          ------------     ------------
                Total current liabilities                                 716,644               127,000          843,644
                                                                     ============          ============     ============
Stockholders' equity:
        Preferred stock, $.001 par value, 1,000,000 shares
          authorized; 100 Series A shares issued on a proforma basis            -                     -                -
        Common stock $.001 par value, 50,000,000 shares
          authorized; 11,321,191 shares issued and outstanding             11,321                                 11,321
        Additional paid-in-capital                                     24,288,977             4,400,000       28,688,977
        Accumulated deficit                                           (24,012,138)                           (24,012,138)
                                                                     ------------          ------------     ------------
               Net stockholders' equity                                   288,160             4,400,000        4,688,160
                                                                     ------------          ------------     ------------
                Total liabilities and stockholders' equity           $  1,004,804          $  4,527,000     $  5,531,804
                                                                     ============          ============     ============


Note 7

     Since November 12, 1992, the Company's Common Stock has been authorized for inclusion on the Nasdaq SmallCap Market ("NASDAQ"). The Company's Common Stock is quoted on such system under the symbol "BLTI". Requirements for continued quotation on NASDAQ include maintenance of total assets of at least $2,000,000 and stockholders' equity of at least $1,000,000. At September 30, 1996, the Company was not in compliance with these requirements. The completion of the Offering on October 16, 1996 brought the Company's total assets and stockholders' equity into compliance with the NASDAQ continuing listing requirements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS - FISCAL THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 COMPARED WITH COMPARABLE 1995 PERIODS:

     Consolidated sales for the three and nine-month periods ended September 30, 1996 were $132,000 and $437,000, respectively, representing decreases of $309,000 and $596,000, respectively, from the $441,000 and $1,033,000 reported during the same periods in 1995. The Company's laser division reported sales for the 1996 third quarter of $42,000, a decrease of $301,000 from the $343,000 reported for the same period in 1995. The Company's endodontic division sales for the three and nine-month periods ended September 30, 1996 were comparable to those reported for the same periods in 1995.

     The decreases in sales within the laser division are due principally to reduced laser unit shipments to Germany, the primary user market for the Company's laser-based systems, reflecting a pending product introduction and the Company's desire to restructure its distribution arrangements in Germany, partially motivated by a desire to obtain a more experienced German distributor for the Company's new hydro-kinetic tissue cutting system, the Millennium(TM) series, which addresses a much broader market than the Company's previous laser systems. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements".) The Company shipped its first production unit of Millennium(TM) to Germany for clinical evaluation and demonstration purposes during the third quarter of 1996. As a result of such evaluation and demonstration, additional features have been added to the Millennium(TM) series design, and the Company anticipates finalization of a new German distribution agreement in December, 1996. (FLS) Initial sales of the Company's new Millennium(TM) series to a German distributor are anticipated in the first quarter of 1997. (FLS) No assurance can be given that the Company will enter into a new distribution arrangement for the German market or that any such arrangement will be advantageous to the Company or will result in the sale of any significant number of Millennium(TM) systems or any other of the Company's laser-based systems. Domestically, the Company does not anticipate a significant increase in sales for its laser division unless and until it receives regulatory clearance to market its laser and hydro-kinetic systems for certain hard-tissue and other applications. (FLS) The Company has commenced clinical trials with its Millennium(TM) series utilizing its hydro-kinetic technology to obtain clinical data for its hard-tissue application to the Food and Drug Administration ("FDA"). The Company is in the process of applying for FDA approvals relating to dermatology and cosmetic surgery utilizing its hydro-kinetic technology. (FLS)

     Consolidated gross profits were only $13,000 during the three-month period ended September 30, 1996, down $180,000 from the $193,000 reported for the same period in 1995. Consolidated gross profits for the nine-month period ended September 30, 1996 decreased $280,000 to $46,000 from the $326,000 reported in the same period of 1995. These decreases are due principally to the reduction in sales of the laser division. Product contribution margins in the 1996 and 1995 periods are similar; the disproportionate reduction in gross profits compared to sales is due principally to the lower absorption in 1996 of fixed overhead costs, which arises out of lower sales volume.

     The consolidated net loss for the three-month period ended September 30, 1996 was $568,000 compared to $256,000 for the same period in 1995, an increase of $312,000; the consolidated net loss position increased $246,000 to $1,676,000 during the nine-month period ended September 30, 1996 from a consolidated net loss of $1,430,000 reported for the same period in 1995. The increase in the net loss for the third quarter of 1996 compared to the same period in 1995 is due principally to lower sales volume coupled with an increase in operating expenses related primarily to an increase in engineering and development costs associated with the refinements of the Company's hydro-kinetic technology. The increase in consolidated net loss for the nine-month period ended September 30, 1996 as compared to the same period in 1995 is due principally to the reduction in consolidated sales volume.

     Consolidated sales and marketing expenses for the three and nine-month periods ended September 30, 1996 increased $34,000 and $38,000, respectively, to $150,000 and $468,000, respectively, from the $116,000 and $430,000 reported for the same periods in 1995. The increases are due principally to the Company's decision to commence promotion of its hydro-kinetic technology and products coupled with the commencement of advertising of the Company's endodontic supplies in various professional journals. The Company anticipates an increased level in sales and marketing expenses to support the launching of its Millennium(TM) systems to continue through 1997. (FLS) Increased marketing and advertising expenses are anticipated to continue during the fourth quarter of 1996 and the first quarter of 1997 in the Company's endodontic division as it develops a direct sales force utilizing independent representatives. (FLS)

     Consolidated general and administrative expenses for the three-month period ended September 30, 1996 were comparable to those reported during the same period in 1995. For the nine-month period ended September 30, 1996, consolidated general and administrative expenses decreased by $22,000 to $599,000 from the $621,000 reported during the same period in 1995. The decrease is due principally to substantial reductions in the Company's general insurance premiums from those experienced during the same period in 1995 partially offset by increased promotional expenses and legal costs related to intellectual property matters. See Part II, Item 1 - Legal Proceedings.

     Consolidated engineering and development expenses increased $108,000 to $240,000 during the three-month period ended September 30, 1996 from the $132,000 reported during the same period in 1995. The increase is due principally to the efforts devoted to completing the design of its hydro-kinetic tissue cutting system, the Millennium(TM) series, and the procurement of material to manufacture six prototypes to be used for clinical evaluation. Increased costs related to clinical studies undertaken in connection with the FDA approval process were incurred during the third quarter of 1996. The nine-month period ended September 30, 1996 reflected a slight decrease of $19,000 to $667,000 compared to the $686,000 reported for the same period in 1995. The decrease is due to reductions in engineering personnel since the first quarter of 1995, offset by the aforementioned increased costs in engineering design and regulatory expenses incurred in the third quarter of 1996. The Company anticipates these increased costs to continue through the fourth quarter of 1996 as it continues its efforts to obtain hard-tissue and other approvals for the Millennium(TM) series. (FLS)

     The Company is presently in the final engineering design phase of its patented LaserBrush(TM), a hand-held toothbrush that will utilize optical energy and specifically developed toothpaste compounds to illuminate, identify, and destroy bacteria within the intra-oral cavity. (FLS) Completion of the design and packaging of the LaserBrush(TM) is expected in early 1997 for release in the second quarter of 1997. (FLS) The Company has recently begun the development of FlavorFlow(TM), a water conditioning system that utilizes certain patent-pending technology for sanitizing and altering the flavor and scent of fluids typically administered during medical and dental surgical procedures. The Company anticipates completion of the design and the related packaging in early 1997.
(FLS)

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's liquidity at September 30, 1996 had declined significantly compared to December 31, 1995, due principally to the losses incurred. Working capital decreased $1,497,000 while cash and cash equivalents declined $1,441,000. Net cash used by operating activities for the nine-month period ended September 30, 1996 increased $64,000 compared to the same period in 1995 and is due principally to the decrease in sales experienced in 1996. Net cash used by investing activities for the nine-month period ended September 30, 1996 increased $20,000 over the same period in 1995 due to a slight increase in capital expenditures combined with an increase in capitalized patent and licensing costs related to the Company's patent-pending hydro-kinetic technology. Net cash provided by financing activities was $2,025,000 lower for the nine-month period ended September 30, 1996 than in the comparable 1995 period due principally to the absence in the first nine months of 1996 of private placement and warrant exercise proceeds; $922,000 and $370,000 of private placement proceeds were received in May and July of 1995, respectively; $791,000 of warrant exercise proceeds were received in September, 1995. The absence of such proceeds in 1996 was ameliorated to a minor extent by a $58,000 increase in proceeds received from the exercise of stock options.

     The Company completed a $5,000,000 private placement on October 16, 1996 that resulted in net proceeds estimated at $4,400,000. See Part II, Item 2 Changes In Securities. Giving effect to the completion of that placement on a proforma basis at September 30, 1996, the Company's cash and cash equivalents would be $4,725,000, working capital would be $4,427,000 and net stockholders' equity would be $4,688,000. See Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Its viability as a going concern is dependent upon its ability to obtain outside financing either through the issuance of additional shares of its Common Stock or Preferred Stock, or through borrowings and, ultimately, a movement to profitability through increased sales, continued engineering development, and on-going cost containment. (FLS) The Company's focus has been realigned to emphasize the marketing of its hydro-kinetic tissue cutting systems (Millennium(TM) series), laser systems and endodontic products, and the continued development of biomaterial products and cost-effective laser technologies for medical, dental, dermatological and cosmetic surgical applications.

     Based on its current business plan, the Company believes that its working capital will remain adequate to meet its obligations through fiscal 1998, by which time it will need to obtain additional equity or debt financing. (FLS) The Company intends to pursue additional equity or debt financing to meet that anticipated need; however, there are no assurances that the Company will obtain the financing required to sustain its operations or that interim activities will not deplete working capital at a rate greater than that anticipated in the current business plan. (FLS) If the Company is unsuccessful in arranging necessary financing, its ability to meet its obligations would be impaired, and it may be unable to continue operations. (FLS) Should this occur, it would be necessary for the Company to undertake such other actions as may be appropriate to preserve asset values. (FLS)

     Financing the development of the Millennium(TM) series and other laser instruments, and operations of the Company has been achieved principally through private placements of common stock and the exercise of stock options and warrants. During the three years ended December 31, 1995, the Company has raised approximately $9,776,000 of equity funds. Management believes that significant capital resources will be utilized to complete the FDA approval process to allow use of the Company's laser and hydro-kinetic products for domestic hard-tissue medical, dental and cosmetic surgical applications, and to fund the Company's working capital needs in 1999. (FLS) The Company anticipates obtaining the necessary capital resources through the sale of equity securities in either public offerings or private placements, or through debt financing. (FLS) No assurance can be given, however, that the Company will be able to obtain such capital resources. (FLS)

FORWARD LOOKING STATEMENTS:

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



                         PART II -  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        The Company was a real party in interest in an interference proceeding in the United States Patent and Trademark Office which was concluded in September, 1996. This proceeding entitled Vassiliadis v. Levy was initiated on April 22, 1993, and arose out of patentt applications asserting conflicting claims to the technology involved in cutting tooth tissue with laser radiation in the presence of a cooling fluid. U.S. Patent No. 5,020,995 covering this technology has been issued and is owned by the Company. The interference proceeding resulted in a confirmation of the originality of certain technology owned by the Company and the validity of certain patent claims directed to procedures for cutting tooth tissue with laser radiation in the presence of water. In addition, that patent continues to include a valid claim for methods of removing tooth tissues from the wall of a tooth canal, which involves delivering pulsed laser radiation to the wall of the tooth canal via an optical fiber. The interference also resulted in the disallowance of certain dependent claims within the patent; management believes that such disallowance will not have a material adverse effect upon the Company, its proprietary technology, its prospects or its results of operations. (FLS)

        From time to time, the Company is involved in legal proceedings incidental to its business. It is management's opinion that these actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.


ITEM 2. CHANGES IN SECURITIES.

        On October 16, 1996, the Company sold and issued one hundred (100) units (the "Units"), each consisting of one (1) share of its Series A 6% Redeemablee Cumulative Convertible Preferred Stock (a "Share") and redeemable stock purchase warrants expiring December 31, 1998 (the "Warrants") entitling the holders thereof to purchase up to five thousand (5,000) shares of the Company's Common Stock, $.001 par value per share ("Common Stock").

        PacVest Associates, Inc. acted as the principal placement agent in connection with the offer and sale of the Units. The Units were offered and sold to "accredited investors", as defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "Securities Act").

        The Units were offered and sold at a price of Fifty Thousand Dollars ($50,000) per Unit, which generated gross cash proceeds of Five Million Dollars ($5,000,000) from the sale of 100 Units. The Company paid a placement fee equal to eight percent (8%) of the gross proceeds, or Four Hundred Thousand Dollars ($400,000) with respect to the sale of the 100 Units. After placement fees and other expenses, the Company reaalized net proceeds of approximately Four Million Four Hundred Thousand Dollars ($4,400,000). In addition, the Company issued to the principal placement agent and others involved in the offering of the Units stock purchase warrants expiring December 31, 1998 entitling the holders thereof to purchase an aggregate of one hundred ninety thousand nine hundred ten (190,910) shares of Common Stock at an exercise price of Three Dollars and Fifty Cents ($3.50) per share.

        The Units were offered and sold pursuant to the exemptions from the registration requirements of the Securities Act afforded under Section 4(2) of the Securities Act and Rule 505 promulgated under the Securities Act, based on the fact that the Units were offered and sold solely to accredited investors.

        During the thirty (30) days following October 16, 1996, each Share was convertible into eighteen thousand one hundred eighty-two (18,182) shares of Common Stock. Based on a nominal $50,000 conversion value of eachh Share, this represents an effective conversion price of Two Dollars and Seventy-Five Cents ($2.75) per share of Common Stock. By November 15, 1996, ninety-nine (99) of the one hundred (100) outstanding Shares had been converted into an aggregate of one million eight hundred thousand eighteen (1,800,018) shares of Common Stock. Commencing January 14, 1997, the remaining one (1) Share, which has a nominal conversion value of Fifty Thousand Dollars ($50,000), may be converted into shares of Common Stock at a conversion price (the "Formula Conversion Price") equal to eighty percent (80%) of the average closing price of a share of Common Stock in the principal market in which it then trades during the five trading days immediately preceding the date on which the Shares are presented for conversion; provided, however, that the Formula Conversion Price shall neither exceed Five Dollars and Fourteen Cents ($5.14) nor be less than Two Dollars and Seventy-Seven Cents ($2.77). For the first sixty (60) days coommencing January 14, 1997, the Share is only partially convertible, and it is fully convertible on and after March 15, 1997.

        If the remaining outstanding Share is not previously converted, it will be deemed to have been presented for conversion into Common Stock and to have been converted on October 16, 1998 or at the option of the Company's Board of Directors at an earlier time when a letter of intent or agreement between the Company and one or more broker-dealers is in effect with a view towards an underwritten public offering of Company securities. The Share is redeemable under certain circumstances, and the holder thereof is entitled to receive cumulative dividends at the rate of Seven Hundred Fifty Dollars ($750) per quarter.

        The Warrants entitle the holders thereof under specified conditions to purchase shares of Common Stock at an exercise price of Three Dollars and Fifty Cents ($3.50) per share through December 31, 1998. Under certain circumstances, the Company may call the Warrants for redemption.

        The Warrants are transferable only under very limited circumstances to estates of holders who are natural persons and to successors by merger or otherwise by operation of law to holders who are not natural persons. The purchaser (or permitted successor) of each Unit shall be entitled to exercise
(i) one-third (1/3) of the Warrants constituting part of that Unit if such purchaser remains the record holder through February 13, 1997 of the Share constituting part of the Unit or all of the shares of Common Stock into which such Share is converted; (ii) an additional one-third (1/3) of the such Warrants if such purchaser remains the record holder through June 13, 1997 of the Share constituting part of the Unit or all of the shares of Common Stock into which such Share is converted; and (iii) the final one-third (1/3) of such Warrants if such purchaser remains the record holder through October 11, 1997 of the Share constituting part of the Unit or all of the shares of Common
Stock into which such Share is converted.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          None

ITEM 5.  OTHER INFORMATION.

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

      The following exhibit is being filed with this Quarterly Report on Form 10-QSB.

      4. Instruments Defining the Rights of Holders, including Indentures

         4.3 Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BioLase Technology, Inc.

        27    Financial Data Schedule

  (b) REPORTS ON FORM 8-K

      On October 18, 1996, the Registrant filed a Current Report on Form 8-K announcing its completion of a $5,000,000 private placement (the "Offering") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Balance sheets at August 31, 1996, and as at August 31, 1996 on a proforma basis to give effect to the Offering, were included with the Current Report.

                                 SIGNATURE PAGE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     BIOLASE TECHNOLOGY, INC.
                                     a Delaware Corporation


Date:     November 19, 1996          /s/ Donald A. La Point
                                     ----------------------------------------
                                     Donald A. La Point
                                     President & Chief Executive Officer


Date:     November 19, 1996          /s/ Stephen R. Tartamella
                                     ----------------------------------------
                                     Stephen R. Tartamella
                                     Vice President & Chief Financial Officer