Form 10KSB
period 1996-12-31
BIOLASE TECHNOLOGY INC
filed 1997-04-11
CIK 811240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1996

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [No Fee Required] For the transition period from _______________ to _______________

                         Commission File Number 0-19627

                            BIOLASE TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                  87-0442441
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

  981 CALLE AMANECER, SAN CLEMENTE, CALIFORNIA             92673
        (Address of principal executive offices)        (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (714) 361-1200
                        --------------------------------

              Securities registered under Section 12(b) of the Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)
                        --------------------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes    X      No
                                    ---        ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Revenues of the issuer for the fiscal year ended December 31, 1996 were $691,829.

        As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was $46,995,670.

        As of March 14, 1997, the issuer had 13,392,449 shares of common stock outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                              (CHECK ONE): Yes    No X
                                              ---   ---

        The issuer hereby incorporates by reference, into Part III of this Form 10-KSB, its definitive proxy statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

      Societe Endo Technic, S.A., ("SET") was formed in Marseilles, France in 1984 to develop and market various endodontic and laser products. In 1986, SET founded a Massachusetts corporation, Endo Technic Corporation, as its U.S. sales subsidiary. SET corporate headquarters were moved to the United States in 1987, and all of the assets of Endo Technic Corporation were transferred to another wholly owned California subsidiary of SET, Societe Endo Technic, Inc. In July 1987, 77% of the capital stock of SET was acquired by Pamplona Capital Corp., a Delaware corporation, originally organized as a "blind pool-blank check company" to raise capital and seek one or more acquisitions. Pamplona Capital Corp. changed its name several times until adopting in 1994 BioLase Technology, Inc. ("BioLase" and together with its consolidated subsidiaries, the "Company"). The Company's foreign subsidiary, SET, dissolved in March 1994. The Company acquired certain assets of SET in the dissolution, including inventory, fixed assets, trademarks, French medical device regulatory approvals and all of the outstanding stock of Societe Endo Technic, Inc.

      Until the end of fiscal year 1991, the Company's principal products were the Canal Finder System(TM), a semi-automated endodontic (root canal) handpiece, and other endodontic products. In August 1991, the Company completed development of the Laser-35(TM), a 25-Watt, Nd:YAG (neodymium: yttrium aluminum garnet) dental laser system, and in February 1992, commenced the first deliveries of the Laser-35(TM) manufactured by the Company. In the first quarter of 1993, the Company completed development of a second generation of Nd:YAG dental laser systems, the Nylad(TM) series with 6, 12 or 20-Watt systems, and commenced shipments in June 1993. In 1993, the Company commenced development of Elmer(TM), a 6-Watt, Er,Cr:YSGG (erbium, chromium: yttrium scandium gallium garnet) specialized laser which incorporated proprietary technology that served as the forerunner for the Company's new hydro-kinetic tissue cutting system, the Millennium(TM). In 1995, the Company commenced design of its Millennium(TM) system, which incorporates its patent-pending hydro-kinetic technology. This technology incorporates the use of electromagnetic energy laser pulses to rapidly energize and transform small atomized water droplets into smaller, high-speed cutting particles. The design of the Millennium(TM) was completed in late 1996 at which point the Company commenced its marketing efforts in Europe.

      In 1994, the United States Patent Office granted the Company a patent covering a portable, hand-held laser tooth brushing instrument currently under the final stages of development, with an anticipated market introduction in mid-1997. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Annual Report on Form 10-KSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 1 under "Forward Looking Statements".) In 1995, BioLase released LaserSpray(TM), a laser accessory which allows the Company to market its proprietary Target Tissue Cooling System(TM) (TTCS(TM)) technology to users of laser systems not manufactured by the Company. More recently, the Company commenced development of FlavorFlow(TM), a system which sanitizes and alters the flavor and scent of fluids typically administered during medical and dental treatments.

      The Company is developing a group of biomaterials under the trade names PerioFil(TM), PerioSeal(TM), LaserBond(TM) and EndoPlas(TM) for use in periodontics, endodontics and general dentistry; release of these biomaterials to the market is anticipated in 1998. (FLS)

LASER BACKGROUND

      The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. A laser is an apparatus that stimulates the atoms in a core material (such as a gas or crystal) to emit packets of light, then amplifying and focusing the light in a single beam. Laser light, which consists of a single wavelength (color) of light, differs from light emitted from an ordinary light bulb as a result of greater concentration and intensity. Lasers are typically classified by the element or compound that emits light when energized, such as carbon dioxide (CO2), neodymium: yttrium aluminum garnet (Nd:YAG), argon, ruby and erbium.

      Lasers were first developed for research, industrial and military uses and, more recently, have been adapted for many medical and dental applications. The benefits of lasers in medical and dental applications are generally believed to include reduced pain, reduced infection, more rapid healing, reduced bleeding, reduced scarring, increased precision and time-effective procedures. Lasers are also used in a wide variety of medical fields including dermatology, plastic surgery, ophthalmology, gynecology, urology, otolaryngology (ear, nose and throat), gastrointestinal tract ailments, and general surgery.

      Medical and dental lasers are highly specialized tools with a specific system generally designed for a particular application or set of applications. The most important factors in developing a laser system for a specific application are the wavelength of the laser, its pulse length, energy per pulse, the method of delivery of the laser to the tissue, and the method, if any, of cooling the tissue. In developing its laser systems for a variety of medical and dental applications, BioLase addresses these and other factors.

      A particular complication that has required attention in the development of lasers for medical and dental applications is the temperature sensitivity of vital tissue, bone, tooth enamel and dentin. Typically, temperature increases in excess of 5 degrees centigrade have been demonstrated to cause irreversible deterioration in vital tissue. BioLase's patented Target Tissue Cooling System(TM) (TTCS(TM)), incorporated into all of its laser systems, is intended to enable the user to apply focused energy levels on hard tissue (i.e. bone, enamel, dentin), and avoid damage to surrounding soft tissue by cooling with an air-water spray the area contiguous to the region being lased. TTCS(TM) is also available as an accessory to be installed on lasers manufactured by other companies.

      BioLase has recently developed its Hydro-Kinetic Tissue Cutting System(TM) which involves a new use of laser technology. The hydro-kinetic technology combines the Company's TTCS(TM) with its erbium laser system to generate electromagnetic energy pulses that rapidly energize and transform atomized water droplets into microscopic high-speed water particles capable of precisely removing hard tissue, such as tooth, bone and cartilage at very high speeds.

MEDICAL AND DENTAL LASER PRODUCTS

      Millennium(TM) -- Mobile Floor System. The Millennium(TM) (19"H x 24"W x 18"D) consists of a flexible fiber-optic delivery system and mobile floor hydro-kinetic tissue cutting system. The system contains an erbium laser, power supply, internal cooling system, control panel and Hydro-Kinetic Tissue Cutting System(TM) modules. The BioLase Hydro-Kinetic Tissue Cutting System(TM) uses electromagnetic energy laser pulses to rapidly energize and transform small atomized water droplets into smaller, high-speed cutting particles. The Hydro-Kinetic Tissue Cutting System(TM) employs safe, biocompatible water particles as its cutting agent. Through the unique water usage of the Hydro-Kinetic Tissue Cutting System(TM), the Millennium(TM) provides the clinician with an instrument capable of cutting both hard and soft human tissue. BioLase commenced marketing the Millennium(TM) to international markets in the second half of 1996, with initial shipments to Germany under a three-year purchase commitment scheduled for the second quarter of 1997. (FLS)

      LaserBrush(TM). In 1996, BioLase commenced the development of a laser based toothbrush that utilizes the Company's patented technology, called the LaserBrush(TM), for the consumer market. The LaserBrush(TM), to be used with specially formulated toothpastes, is designed to bring laser based technology for cleaning and whitening teeth into the consumer's home. (FLS) The LaserBrush(TM) is about the size of other motorized tooth brushing instruments, but utilizes optical energy and specifically developed toothpaste compounds to illuminate and identify bacteria, neutralize certain bacteria, clean and whiten teeth. (FLS) The Company's development of LaserBrush(TM) is in the final stages with a launch of the product anticipated in mid-1997. (FLS) The Company's marketing strategy will focus on the selective replacement of the traditional toothbrush with the LaserBrush(TM) at a price competitive with other motorized toothbrushes. (FLS)

      LaserSpray(TM). LaserSpray(TM) is a laser accessory which allows BioLase to market its proprietary Target Tissue Cooling System(TM) and delivery system to owners of lasers manufactured by other companies. The Target Tissue Cooling System(TM) has applications for all medical and dental lasers. The LaserSpray(TM) device allows the practitioner to deliver a coolant spray of air and water to tissue sites during surgical interventions. Thermal effects resulting from high temperatures can be significantly reduced when the LaserSpray(TM) cooling system is used during application of laser energy.

      Nylad(TM) Series and Laser-35(TM) -- Mobile Floor Systems. The Nylad 6(TM), Nylad 12(TM) and Nylad 20(TM) (24"H x 18"W x 23"D) consisted of mobile floor systems, each containing a Nd:YAG 6, 12 or 20-Watt laser, appropriate power supply and cooling system, a computerized console to regulate intensity and pulse characteristics, and the TTCS(TM). The Laser-35(TM) (42"H x 16"W x 22"D) consisted of a mobile floor system containing a Nd:YAG (neodymium: yttrium aluminum garnet) 25-Watt laser, appropriate power supply and cooling system, a computerized console to regulate intensity and pulse characteristics and the TTCS(TM). The Company has discontinued the manufacturing of its Nylad(TM) series and its Laser-35(TM), though it continues to support those systems that exist in the market, both domestic and abroad, with the fabrication and distribution of replacement parts that are utilized by its service department, its distributors' service departments and other technically qualified service affiliates.

      The Company has patented and patent-pending technology related to the Millennium(TM) series, Laser-35(TM) and Nylad(TM) series systems (hereinafter referred to collectively as the "BioLase laser systems"), including the U.S. patent issued on the TTCS(TM), and additional U.S. and foreign patents and patent-pending technologies related to LaserSpray(TM), LaserBrush(TM) and FlavorFlow(TM).

      The BioLase laser systems are designed to be used in medical and dental procedures, including those which involve the removal of bone, cementum or dental root material. Using conventional methods, the cutting of hard mineralized tissue normally involves mechanical removal of material utilizing files and hand drills which can result in trauma to surrounding tissue. The BioLase laser systems are designed to cut mineralized surfaces without trauma to the surrounding tissue, and in less time than traditional methods.

      Any marketing of the BioLase laser systems in the United States for use in hard-tissue applications would require regulatory approval. (FLS) No assurances can be given that any such regulatory approval will be granted.

      The Company believes that soft tissue such as the gums or tooth pulp may be cut more cleanly with laser systems than by using conventional cutting tools. Properly executed laser-cut tissue generally has clean, cauterized cuts without microscopic tearing of cell structure, as is normally experienced with conventional cutting tools.

      The BioLase laser systems are also useful in the removal of cysts and granulomas, which are types of infections found in the gums, or inside or under the tooth. Such infections can be difficult to remove by conventional means, and often require removal of the tooth. The BioLase laser systems are designed to accept a narrow optical fiber that can be inserted through the root canal, allowing the cyst or granuloma to be removed with a high degree of sterility and little trauma to the surrounding tissue.

      The Company's Millennium(TM) series, utilizing its patent-pending hydro-kinetic technology, has a much broader spectrum of applications than conventional laser systems. Other medical disciplines presently being explored for utilization of this proprietary technology include ophthalmology, dermatology and plastic/cosmetic surgery. (FLS) Any marketing of the Millennium(TM) series in the United States for use in ophthalmology, dermatological or plastic/cosmetic surgery applications would require regulatory approval. (FLS) No assurances can be given that any such regulatory approval will be granted.

      During the three years ended December 31, 1996, 1995, and 1994, the Company expended approximately $984,000, $927,000 and $1,351,000, respectively, on engineering and development. Such expenditures were directed to its LaserBrush(TM) in 1996, its hydro-kinetic technology in 1996, 1995 and 1994, and other laser-related products in all three years.

      The Company anticipates focusing its strategic development for the near term on dental, endodontic and dermatological areas, but believes that its patented and patent pending technologies have significant medical uses outside these areas as well. (FLS)

FLAVORFLOW(TM) FLUID CONDITIONING SYSTEM

      As a result of recently proposed medical fluid mandates of the U.S. Federal Government, BioLase has been developing the FlavorFlow(TM) fluid conditioning system, a system utilizing patent-pending technology that sanitizes and alters the flavor and scent of fluids typically administered and the scent of air present during medical and dental treatments. FlavorFlow(TM) is designed to overcome the foul tastes and odors which patients typically associate with pain and discomfort and which contribute to negative clinical experiences. When the FlavorFlow(TM) system is utilized to sterilize fluids being delivered, the possibility of parasitic (such as potentially lethal cryptosporidium) and bacterial infection being introduced through the fluids used during medical and dental interventions would be significantly reduced. The Company anticipates that the FlavorFlow(TM) fluid conditioning system will be available for sale in 1997. (FLS)

CANAL FINDER SYSTEM

      Endodontic procedures (root canals) involve removing pulp and dentin material from the root of the tooth, typically by drilling through the crown of the tooth and inserting flexible micro-files in the tooth canal. The practitioner must file the inside cavity, with ever-increasing size instrumentation, to enlarge the canal and remove debris. Since most human tooth canals are highly curved and conventional files are flat and inflexible, they tend to remove excess dentin material from the inside of curves, while leaving the outside of curves unworked. In addition, conventional files tend to push debris deeper into the canal, rather than pulling out debris, which can lead to the growth of a cyst or granuloma.

      The Company has developed its patented Canal Finder System(TM) ("CFS") designed to be used in endodontic root-canal procedures for locating and shaping root canals. The CFS handpiece embodies a patented automated technique that is geared to impart lengthwise vibratory motion to the file, with no rotation. There is a clutch action that allows the file to stop working when too great a resistance is met, so that if a curve is not being negotiated the file will not create its own canal. The clutch action and the non-rotational movement of the file are also designed to minimize the damage resulting from files breaking in the root canal, which often requires the tooth to be removed. The proprietary CFS files are engineered to have a maximized cutting angle on the outside of a curve, and a minimized cutting angle on the inside of a curve, to compensate for a file's natural tendency to straighten canals. The cutting-tooth angles are also engineered to cut only on withdrawal, and to migrate debris up and out of the tooth, rather than to compact debris at the base of the canal. CFS files are rounded at the tip to enhance the file's ability to follow a tightly curved canal without forming a ledge or groove. Management believes that the principal advantages of the CFS are, first, that the system is designed to adapt automatically to the resistance placed on the file and, second, the CFS allows root canals to be done substantially faster than other traditional techniques.

      The CFS allows the dentist to stock fewer instruments, since the CFS can complete a given procedure using fewer files and can ease filing canals. The Company believes that CFS shapes and cleans root canals better than conventional techniques, thus reducing tooth trauma and assuring a more successful root-canal procedure with less risk of infection.

OTHER ENDODONTIC PRODUCTS

      The Company offers a full range of proprietary and non-proprietary endodontic products used by dentists and endodontic specialists. Proprietary products include an irrigation/washing device, reamers, filling compounds, an endodontic storage and sterilization system, and patented filing instruments. The Company also distributes a variety of non-proprietary products (such as gutta percha and paper points) to provide a full endodontic product line for its dental and endodontic customers.

      By offering a wide assortment of products to the dentist and endodontist, management believes it is better positioned to cross-sell products, increase its sales per sales call, and provide a full-service image to its customers. The Company has an ongoing development effort, and may develop additional products for which patents may be applied. (FLS)

BIOMATERIALS

      Biomaterials are natural or synthetic materials that are compatible with living tissue and are suitable for surgical implanting into the human body. The Company's biomaterials, under the trade names PerioFil(TM), PerioSeal(TM), EndoPlas(TM) and LaserBond(TM), for use in endodontics, periodontics and general dentistry, are currently in the product development stage. PerioFil(TM) and PerioSeal(TM) are being developed to permit bone regeneration and tissue welding without interference of soft tissue and may permit the dentist to avoid the second surgical intervention typically associated with certain other biomaterials. (FLS)

      PerioFil(TM) is a thin, transparent film of synthetic collagen and other biocompatible compounds. PerioSeal(TM) is a thin, semi-transparent synthetic membrane of collagen, hydroxyapatite and other biocompatible compounds. Both PerioFil(TM) and PerioSeal(TM) are being developed to provide protection and comfort for dentin and bone from the migration of epithelium following periodontal surgery as it slowly dissolves in the human body. (FLS)

        EndoPlas(TM) is an endodontic enhancing biomaterial that, when energized by certain laser wavelengths, enlarges the root canal. The benefits achieved when utilizing EndoPlas(TM) include reduced trauma to the canal wall, increased patient comfort and reduced chair time compared to conventional root canal therapy. The reduction in trauma to the wall and surrounding tissue leads to fewer post-operative complications as well.

      LaserBond(TM) is a patented paste formulation that can be used to seal pits, fissures and cracks that develop in the tooth structure. When activated with the Laser-35(TM) and Nylad(TM) series laser systems, LaserBond(TM) fuses to the tooth structure and acts as a filling material. The Company's patents cover any such filling materials involving hydroxyapatite, which constitutes 90% of dental enamel and bone tissue. The hydroxyapatite-based filling material can be successfully laser-fused with the natural hydroxyapatite in the enamel and dentin to form a solid crystalline bond and thus become an integral part of the tooth.

      Upon completion of the Company's testing, certain formulations of the biomaterials will be marketed. The Company intends to submit applications to the Food and Drug Administration ("FDA") for clearance to market these biomaterials in the United States; however, no applications have been submitted to date. The approval process can be expensive and time-consuming, and no assurance can be given that any agency will grant approval for the sale of the Company's products for routine clinical applications, or that the length of time the approval process will require will not be extensive. (FLS) See "Description of Business - Government Regulation."

MANUFACTURING

      The Company, as a medical device manufacturer, is required by the FDA to comply with Good Manufacturing Practice ("GMP") regulations. As a result, the Company's manufacturing processes must meet certain standards regarding quality assurance and documentation. See "Description of Business - Government Regulation".

      The Company fabricates certain proprietary components of the Millennium(TM) series, Laser-35(TM), and Nylad(TM) series laser systems, and inspects, tests and packages all components prior to inclusion within a finished product or shipment as a replacement part. By designing and manufacturing its proprietary products, the Company believes it can better control quality, limit outside access to its proprietary technology, control costs and manage manufacturing process changes more efficient and effectively.

      Each laser system is assembled and tested by trained production personnel. After assembly of a laser is complete, it undergoes pre-shipment testing, including extended periods of continuous operation.

      The Company contracts with various non-affiliated companies to manufacture certain of its laser componentry and other non-laser products under private label, according to the Company's specifications. At present, all laser and non-laser products manufactured by third parties are sent to the Company's headquarters in San Clemente, California for quality control, final assembly if necessary, and shipment to customers or distributors.

      Approximately 95% of the Company's non-laser products are manufactured in the United States, and the Company has identified multiple suppliers for most all of its components. A change in certain laser system componentry, however, would require a new approval by a qualified medical device testing body and could impair the Company's ability to distribute its systems in many European countries requiring such an approval.

      Product repairs are currently performed by the Company's distributors and technically qualified service affiliates overseas and by Company personnel and technically qualified service affiliates in the United States.

DENTISTRY

      There are approximately 152,000 dentists in active practice in the United States, and an additional 400,000 dentists in other countries where the Company markets its products. According to U.S. government studies, as a result of fluoridation of water and toothpaste and improved dental care, the incidence of dental cavities decreased by 50% from 1960 to 1980. However, industry analysts believe that, as the U.S. population grows and ages and more natural teeth are retained, the demand for dental services will increase.

      The practice of dentistry includes preventative restoration dentistry, as well as subspecialties including endodontics (root canal procedures), periodontics (treatment of gum disease), prosthodontics (replacement of teeth), oral surgery and orthodontics. The Millennium(TM) series, Laser-35(TM) and Nylad(TM) series, when coupled with their optical fiber contact handpieces, can be used in a variety of areas such as the root canal or the periodontal pocket. The Millennium(TM) series, Laser-35(TM) and Nylad(TM) series are believed by the Company to be particularly suited for use in endodontics and periodontics, as well as general dentistry. See "Description of Business - Government Regulation" regarding FDA clearance requirements for medical devices.

      Plaque and Periodontal Disease. Plaque is a sticky, colorless film of bacteria that forms on teeth. If not removed regularly, it can cause cavities or gum (periodontal) disease. Most adults have periodontal disease, which can exist without symptoms for years. When plaque is allowed to build up in the crevice between tooth and gum, it eventually separates the gum from the tooth root. As the gum pulls away, the bone underneath deteriorates. The resulting periodontitis causes tooth loss in 70% of all adults, according to the American Academy of Periodontology.

      When plaque hardens, it becomes tartar, a rough, porous material that can be removed only by professional cleaning. Although tartar itself is not believed to cause periodontal disease, the presence of tartar makes plaque harder to remove. The Millennium(TM) series, Laser-35(TM) and Nylad(TM) series laser systems are designed to assist in the removal of both plaque and tartar as well as inflammatory tissue associated with periodontal disease. See "Description of Business - Government Regulation" regarding FDA clearance requirements for medical devices.

      Root Canals. Root canals are often necessary when decay has penetrated to the pulp of the tooth (the tissue in the center of the tooth containing nerves and blood vessels) and causes infection. The inflammation, in turn, causes swelling, which strangles the pulp by cutting off the blood supply, thus killing the tissue. Since a dead nerve usually becomes abscessed, spreading infection to nerves in outer coverings or roots, the removal of the nerve (a root canal) is the only way to prevent serious side effects (swelling, pain, etc.)
and save the tooth.

      Conventional treatment of root canals typically requires three appointments with the dentist, during which the dentist, working through an opening in the tooth's crown, sterilizes and packs the pulp chamber and root canals with molded fillings. If a tooth is badly infected, the tooth may be left open for a day to drain. Time between appointments can range from a day to two to three weeks, depending on scheduling and the severity of problems. Root canals typically cost $200 to $850 per tooth (depending on the number of canals in the tooth) for the procedure itself, plus x-rays and other costs, according to recent dental surveys, but are less expensive than tooth removal and replacement. Clinical studies suggest that 25% of conventional root canals become re-infected within 6 to 24 months of the root-canal procedure, resulting in having to reopen or remove the tooth. Since lasers have been shown in clinical studies to reduce bacteria levels on the surface of lased tissue, the use of a laser to prepare a root canal can, in management's estimation, allow root-canal procedures to be done with fewer visits and reduced risk of subsequent infection. See "Description of Business - Government Regulation" regarding FDA clearance requirements for medical devices.

MARKETING

      The Company markets its laser products through distributors throughout the world and markets its endodontic product line via telemarketing in the United States and through distributors in the international market. The Company currently distributes its products in the United States, Europe, Middle East and Far East and is actively working to expand its worldwide network.

      The Company seeks third-party endorsements from respected physicians, dentists, specialists, professional associations and universities. By inviting selected entities to conduct independent evaluations, the Company believes that those entities will become influential independent supporters of the Company's products. (FLS) Management believes that the perceived benefits of the Company's products to dentists, physicians and patients will result in positive word-of-mouth publicity for the Company. (FLS)

      The Company attends regional and national trade shows and sponsors seminars to promote its Millennium(TM) series, as well as its other products. Health professionals often participate in seminars and in some regions are required to engage in continuing certified education regarding advancements in the dental and medical fields. Management believes that establishing lasers as a competitive marketing advantage for dentists and physicians will be important in creating substantial sales growth. (FLS)

      The Company's long-term marketing strategy is based on the belief that the consuming public will come to demand the use of laser and hydro-kinetic technologies in medical and dental treatments. (FLS) The public is becoming increasingly aware of the benefits of lasers in dental, ophthalmological, gynecological, dermatological, cosmetic and general surgical applications. (FLS) The Company believes that the consuming public will be a key factor in increasing demand for laser and hydro-kinetic technologies within the medical and dental professions. (FLS)

      The Company expects to commence marketing of its LaserBrush(TM) and FlavorFlow(TM) products in 1997. (FLS) Distribution of the LaserBrush(TM) will include direct marketing through the use of infomercials scheduled for release in mid-1997, while the Company intends to market its FlavorFlow(TM) through major catalog houses in the United States and through medical and dental distributors internationally. (FLS)

      At present, the Company maintains adequate inventories to supply current orders of its laser and non-laser products, and no significant amount of backlog exists for such products.

CUSTOMERS

      The Company's customers include distributors, dentists, medical doctors and hospitals. With the introduction of the Company's LaserBrush(TM) scheduled for mid-1997, the Company's customer base will consist of consumers as well. During fiscal 1996, Dental-Fachhandel, the Company's previous German distributor, accounted for approximately 20% of the Company's sales. Two distributors, Dental-Fachhandel and Graham Field Asia Co. Ltd., accounted for approximately 41% and 17%, respectively, of the Company's sales during fiscal 1995. During fiscal 1994, two distributors, Letec, GmbH and Flagship Medical, Inc. accounted for approximately 43% and 12%, respectively, of the Company's sales. No other customers accounted for more than 10% of the Company's sales in 1996, 1995 or 1994.

COMPETITION

      The medical and dental laser marketplace is currently extremely competitive, with several wavelengths competing for acceptance and a number of manufacturers competing for sales to that segment of the health-care community which is positioned to purchase laser products. In the past, the Company's principal competitors have been American Dental Technology, Inc., a manufacturer of a Nd:YAG laser, Sunrise Technologies, Inc., a manufacturer of a series of Nd:YAG lasers and a holmium laser, and Luxar Corporation, the manufacturers of a line of CO[INFERIOR 2] lasers. Several companies, such as HGM, Inc. and Ion Laser Technology, Inc., manufacture Argon lasers adapted from the industrial field, and other companies, including KaVo, Inc. and Premier Laser Systems, have developed erbium lasers. A number of the Company's competitors have substantially greater financial resources and engineering, development, manufacturing and marketing capabilities.

      The Company is not aware of any medical or dental laser product that can cut through bone, enamel and dentin as effectively as Millennium(TM) series, or that can be used efficiently on a wide range of applications. BioLase laser systems may be utilized in over 80% of existing dental procedures such as root canals, gingival surgery and tooth bonding. The Company believes that a wide range of applications is essential to provide a sufficient cost justification to the physician or dentist to generate product demand. (FLS) The Company believes that its patent protection, and pending patent protection, should provide a competitive advantage to the Company over the next several years. (FLS) However, there can be no assurance that technology superior to that of the Company will not be developed or that the Company's patent and patent-pending protection will be upheld.

      Besides medical and dental laser competition, the BioLase laser systems compete with conventional non-laser methodologies. These traditional methods have been proven and tested, require no special education for established physicians and dentists, and require less capital investment than the BioLase laser systems.

GOVERNMENT REGULATION

      The Company's products are subject to significant government regulation in the United States and other countries. To clinically test, manufacture and market products for human diagnostic and therapeutic use, the Company must comply with mandatory regulations and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Company's products for routine clinical applications, or that the length of time the process will require will not be extensive.

      There are two principal methods by which FDA regulated devices may be marketed in the United States. One method is under Section 510(k) of the Food, Drug and Cosmetics Act where applicants must demonstrate that the device for which clearance is sought is substantially equivalent to a device marketed in interstate commerce prior to May 28, 1976. The FDA's stated intention is to review 510(k)s as quickly as possible, generally within 90 days; however, the complexity of a submission or a requirement for additional information will typically extend the review period beyond 90 days. Domestic marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an Investigational Device Exemption ("IDE") is required for clinical trials for a 510(k) notification.

      On May 9, 1991, the FDA granted the Company clearance to market its Laser-35(TM) for soft tissue cutting. On July 28, 1992, the Nylad(TM) series lasers also received clearance by the FDA for soft tissue cutting. The Company also received clearance from the FDA for its LaserSpray(TM) tissue cooling system in 1995. The Company has received clearance to market its erbium laser technology for certain soft tissue cutting applications and is actively pursuing clearance to market its Hydro-Kinetic Tissue Cutting System (the "Millennium(TM)" series) for certain applications within the dental, dermatological and orthopedic fields of medicine.

     The alternative method by which the FDA will allow regulated devices into commercial distribution in the United States is under a Pre-Market Approval ("PMA"). A PMA application is required for a Class III medical device that does not qualify for consideration under Section 510(k). The review period for a PMA application is fixed at 180 days, but the FDA typically takes much longer to complete its review. Currently, the Company does not have PMA applications pending for any of its products.

      The FDA typically requires clinical testing to determine safety and efficacy of the Company's laser systems for hard tissue applications. To conduct human clinical testing, typically the FDA must approve an Investigational Device Exemption ("IDE"). The Company received its first IDE in 1992 to conduct a multicenter study for an apicoectomy (cutting of the tooth root) procedure; a second IDE was approved on June 10, 1993 for a multicenter study for a dental cleaning and scaling procedure, and a third IDE was approved on August 27, 1993 for a multicenter study for root canals. The Company abandoned the apicoectomy IDE in 1996 and is uncertain as to whether it will amend its root canal IDE or abandon the study altogether. (FLS)

      The Company has recently commenced clinical studies in the U.S. related to certain hard tissue applications utilizing its hydro-kinetic technology in its attempt to obtain clearance from the FDA to market its Millennium(TM). During 1996, it successfully completed clinical studies in Germany for both soft and hard tissue applications resulting in its obtaining clearance to market its Millennium(TM).

      The FDA also imposes various requirements on manufacturers and sellers of products it regulates under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. The FDA also may require post-marketing practices, record keeping and reporting requirements. There can be no assurance that the appropriate approvals from the FDA will be granted, that the process to obtain such approvals will not be expensive or lengthy, or that the

Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent the Company from commercializing its products as anticipated and could have a materially adverse effect on the business of the Company. (FLS)

      The Company is also subject to regulation under the Radiation Control for Health and Safety Act (the "Safety Act") administered by the National Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operation manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes of lasers (based on the level of radiation from the laser). In addition, various warning labels must be affixed to the product and certain protective devices must be installed, depending upon the class of product. Under the Safety Act, the Company is also required to register with the FDA as a medical device manufacturer and is subject to inspection on a routine basis by the FDA for compliance with Good Manufacturing Practice ("GMP") regulations. The GMP regulations impose certain procedural and documentation requirements upon the Company relevant to its manufacturing, testing and quality control activities. The CDRH is empowered to seek fines and other remedies for violations of these regulatory requirements. The Company believes that it is currently in substantial compliance with these regulations.

      Various state dental boards are considering the adoption of restrictions on the use of lasers by dental hygienists. In addition, dental boards in California, Maryland and Ohio are considering educational regulations regarding the use of dental lasers. The scope of these educational regulations is not yet known and, depending on final requirements, could have either a favorable or adverse effect on sales of BioLase series of laser systems. Substantial restrictions on the use of lasers by dental hygienists will adversely effect the sale of BioLase laser systems within the dental field of medicine.

      Foreign sales of the Company's laser systems are subject to the regulatory requirements of the recipient country or, if applicable, the harmonized standards of the European Community. These vary widely among the countries and may include technical approvals, such as electrical safety, as well as the demonstration of clinical efficacy. The Company is currently working to meet foreign country regulatory requirements for certain of its products and there can be no assurance that additional approvals will be obtained. The Company has recently been notified that it has been granted the "CE" mark evidencing compliance with quality, safety and performance requirements mandated by the Medical Device Directive adopted by the European Community. The Medical Device Directive is the latest standard of medical device safety and performance which has been adopted by the fourteen member states of the European Community and requires that all medical device products be compliant by June, 1998 to continue marketing within the member states.

      The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company's ability to develop and market its products. There can be no assurances that the Company's existing products will meet any future legislative acts or requirements.

EMPLOYEES

      As of March 14, 1997, the Company employed 21 people on a full-time basis.

Administrative                                            5
R&D/Manufacturing                                        12
Sales/Customer Service                                    4

      The Company's employees are not represented by a labor union, and the Company has experienced no work stoppage. The Company believes that its employee relations are good.

FORWARD LOOKING STATEMENTS

      The forward looking statements contained in this Annual Report on Form 10-KSB, including those contained in Item 6 "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

      Few of the forward looking statements in this Annual Report on Form 10-KSB deal with matters that are within the unilateral control of the Company. There is substantial government regulation of the manufacture and sale of medical products, including many of the Company's products, by governmental agencies in both the United States and foreign countries. These governmental agencies often have considerable discretion in determining whether and when to approve the marketing of the Company's products that have not yet received such approval.

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

      The Company's products do not provide the exclusive means for accomplishing an objective, and customers may choose alternative means. Many of the Company's competitors have much greater financial resources and technical capabilities than the Company, which may enable such competitors to design and produce superior products or to market their products in a manner that achieves commercial success even in the face of technical superiority on the part of the Company's products.

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

ITEM 2.   DESCRIPTION OF PROPERTY

PROPERTIES

      The Company's principal facility is located at 981 Calle Amanecer, San Clemente, California where the Company leases approximately 23,000 square feet. This lease expires in the year 2000. In addition, a sales office is located at 8029 Forsyth Boulevard, Suite 201, Clayton, Missouri where the Company leases approximately 600 square feet. This lease is on a month-to-month rental agreement. The Company believes that its facilities are sufficient for its current needs.


ITEM 3.   LEGAL PROCEEDINGS

      A suit entitled Dental World, Inc. v. BioLase Technology, Inc., f/k/a Laser Medical Technology, Inc. filed September 18, 1995 in the United States District Court for the Southern District of Texas has been settled. The compliant sought damages in excess of $250,000 based upon claims of negligence, product liability, breach of express and implied warranties, and violation of the consumer provisions of the Texas Deceptive Trade Practices Act, arising out of the Company's April 1992 sale of a Laser-35 to the plaintiff. On March 3, 1997, the Company agreed to pay the plaintiff $50,000 and the plaintiff agreed to return the subject Laser-35 to the Company.

      On April 26. 1995, the Company was named as an additional defendant in Hazel Lafern Moore v. David A. Pyner, D.D.S., Florida Dental Team, P.A., Princeton Medical Management Southeast, Inc. and Laser Endo Technic, Inc., initially filed in the 17th Judicial Circuit in and for Broward County, Florida on April 21, 1994. The plaintiff alleges that she underwent laser dental surgery with a laser allegedly produced by the Company and seeks unspecified damages from the Company on theories of product liability, based on allegations that the laser was defective by reason of design, manufacture and lack of product warnings. The Company has answered the complaint, denying the majority of plaintiff's material factual allegations and asserting various affirmative defenses. The Company is vigorously contesting liability. The case has not yet been set for trial, and discovery is ongoing. The Company believes that liability, should there be any resulting from plaintiff's claims, would be covered by insurance. (FLS)

      Trans Leasing International v. Elie M. Makhoul v. Laser Endo Technic Corporation, was filed July 6, 1994 in the Circuit Court of Cook County, Illinois, Municipal Department, First District. This action involves a third-party claim against the Company in a suit in which a dentist, who was the lessee of a dental laser system manufactured by the Company, had been sued for breach of the equipment lease by the financing institution that was the lessor. The theories of the third-party plaintiff include common law fraud, violation of the Consumer Fraud and Deceptive Business Practices Act, and intentional and negligent misrepresentations. The third-party claim against the Company in this action is for $78,408 in compensatory damage, $15,000 in lost profits, $50,000 in punitive damages, and attorney's fees and related costs. The Company intends to defend against the claims vigorously. The case has been inactive since the third-party plaintiff filed for protection under the U.S.
Bankruptcy Law on July 10, 1995.

      The Company does not believe that these lawsuits or any other lawsuits to which it is a party will have a material adverse effect on the Company's results of operations or its financial condition. (FLS)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since November 12, 1992, the Company's common stock has been authorized for inclusion on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Company's common stock has been quoted daily on such system under the symbol "BLTI". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ. The prices represent quotations between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions. The following quotations should not be construed to imply that an established trading market for the common stock exists.


                    1996 and 1995 Quarterly Stock Price Data

                                      High           Low
                                      ----           ---
1996
----
1st   Quarter                       3  7/8          2  1/8
2nd   Quarter                       5  9/16         3  1/8
3rd   Quarter                       4  5/8          2  1/2
4th   Quarter                       4  3/4          2  5/16

1995
----
1st   Quarter                       2  1/8             5/8
2nd   Quarter                       1  3/8             1/2
3rd   Quarter                       4  3/8             7/8
4th   Quarter                       4               1  3/4



      On October 16, 1996, the Company completed a private placement (the "Offering") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In the Offering, the Registrant issued and sold 100 units, each consisting of 1 share of its Series A 6% Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") and 5,000 Redeemable Common Stock Purchase Warrants (the "Warrants") expiring 1998 which are exercisable under certain conditions. Gross proceeds received from the Offering were $5,000,000, and net proceeds, after commissions of $400,000 and estimated expenses, were approximately $4,400,000. No underwriters were involved in the transaction.

      Each share of Preferred Stock is convertible into a variable number of shares of common stock which could not exceed 18,182 shares. The Warrants may be exercised under certain conditions to purchase common stock at $3.50 per share. In connection with the Offering, the Company issued an additional 190,910 Common Stock Purchase Warrants (the "Agent Warrants"), expiring 1998, also exercisable at $3.50 per share. On November 15, 1996, 99 of the 100 shares of the Preferred Stock issued in conjunction with the Offering were converted into common stock, resulting in an aggregate conversion to 1,800,018 shares of common stock.

      The offer and sale of the Preferred Stock, Warrants and Agent Warrants were exempt from the registration requirements of the Act under sections 4(2) and 4(6) as (i) a transaction by an issuer not involving a public offering, and
(ii) a transaction involving offers or sales by an issuer solely to accredited investors that meet certain requirements under the Act. The issuance of the underlying common shares on conversion of the Preferred Stock is exempt from the registration requirements of the Act under section 3(a)(9) as an exchange of securities by an issuer with its existing security-holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The certificates representing the securities so issued have restrictive legends endorsed thereon reflecting the restrictions on transferability arising out of the forgoing matters, and the Company has issued "stop transfer" instructions to its transfer agent.

      The Company has not paid any cash dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business.

      As of March 14, 1997, the total number of record holders of the Company's common stock was 293.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following table sets forth selected items from the Consolidated Balance Sheets and the related Consolidated Statements of Operations as of and for the three fiscal years ended December 31, 1996, 1995 and 1994, and should be read in conjunction with the Company's audited consolidated financial statements (including the notes thereto) included in Item 7 herein.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                    1996                   1995                   1994
                                                    ----                   ----                   ----

      Statement of Operations Data:

      Sales                                $        691,829        $      1,152,182          $   1,135,728
      Gross Profit (Loss)                  $        132,660        $        311,020          $     (56,577)
      Operating Expenses                   $      2,621,652        $      2,356,072          $   3,917,943
      Loss from Operations                 $     (2,488,992)       $     (2,045,052)         $  (3,974,520)
      Loss Before Extraordinary Item       $     (2,463,259)       $     (2,023,822)         $  (3,471,615)
      Net Loss                             $     (2,463,259)       $     (2,023,822)         $  (3,050,333)

      Loss per Share:
         Loss Before Extraordinary Item    $          (0.21)       $          (0.21)                 (0.45)
         Extraordinary Gain                $             -         $              -                   0.05
         Net Loss                          $          (0.21)       $          (0.21)                 (0.40)

      Weighted Average Number
         of Shares Outstanding                   11,531,527               9,850,961              7,671,118


                                                                    As of December 31,
                                                                    ------------------
                                                    1996                                          1995
                                                    ----                                          ----
      Balance Sheet Data:

      Working Capital                      $      3,669,758                                  $   1,523,733
      Total Assets                         $      4,689,344                                  $   2,511,793
      Long-Term Liabilities                $              -                                  $           -
      Stockholders' Equity                 $      3,913,980                                  $   1,844,089

      No common stock dividends were paid or declared during the three years ended December 31, 1996.


RESULTS OF OPERATIONS - 1996 AS COMPARED TO 1995

      Sales for 1996 were $692,000, compared to $1,152,000 reported in 1995, a decrease of $460,000, or 40%. The Company's laser division reported sales of $290,000, a decrease of $447,000 from the $737,000 reported in 1995. The Company's endodontic division reported sales in 1996 comparable to those reported in 1995.

      The decrease in laser division sales reflects principally reduced laser unit shipments to Germany, the primary user market for the Company's laser-based systems, attributable to a pending product introduction and the Company's establishing new distribution arrangements for the German market. These arrangements were partially motivated by a desire to obtain a more experienced German distributor in anticipation of the introduction of the Company's new hydro-kinetic tissue cutting system, the Millennium(TM) series, which addresses a broader market than the Company's previous laser systems. (FLS) The Company shipped its first production unit of Millennium(TM) to Germany for clinical evaluation and demonstration purposes during the third quarter of 1996. Following such evaluation and demonstration, the Company executed a distribution agreement with a major German dental equipment distributor for distribution of the Millennium(TM). Minimum purchase commitments under the agreement are $12,000,000 over a three-year period with shipments under the agreement expected to commence in the second quarter of 1997. (FLS) Domestically, the Company does not anticipate a significant increase in sales for its laser division unless and until it receives regulatory clearance to market its laser and hydro-kinetic systems for certain hard-tissue applications within the dental field and other applications within the dermatological field. (FLS) The Company has commenced clinical trials of its Millennium(TM) series to obtain clinical data for a hard-tissue application to the Food and Drug Administration ("FDA"). The Company plans to apply for FDA approvals relating to dermatology and cosmetic surgery utilizing its hydro-kinetic technology as well. (FLS)

      Gross profits were $133,000, or 19% of sales for 1996, compared to $311,000, or 27% of sales, for 1995. The Company's laser division reported a gross loss of $89,000 on sales of $290,000 for 1996 compared to a gross profit of $84,000 on sales of $737,000 reported in 1995. The movement from a gross profit to a gross loss position for the laser division was due principally to the reduction in sales for 1996. While product contribution margins in 1996 for the laser division were similar to those in 1995, the disproportionate reduction in gross profit compared to sales was due principally to the lower absorption during 1996 of fixed overhead costs as a result of the lower sales volume. The Company's endodontic division reported gross profits in 1996 comparable to those reported in 1995 on similar sales for both years.

      Operating expenses increased $266,000, or 11%, to $2,622,000 in 1996, from the $2,356,000 reported in 1995. Sales and marketing expenses in 1996 were comparable to 1995 while general and administrative expenses increased $140,000, or 17%, to $941,000 in 1996, compared to $801,000 reported in 1995. The Company anticipates increased sales and marketing expenses during 1997 in support of the planned launching of its Millennium(TM) series and LaserBrush(TM). (FLS) The increase in general and administrative expenses is due principally to promotional expenses incurred in communicating the Company's technology to the investment, medical, dental and scientific communities and legal costs related to contract and patent counsel, partially offset by reductions in the Company's general insurance premiums. Engineering and development expenses were $984,000 in 1996, an increase of $57,000, or 6%, from the $927,000 reported in 1995. The increase was due principally to costs related to engineering design and clinical studies of its Millennium(TM) series. The Company is presently in the final phase of its engineering design of its LaserBrush(TM) toothbrush and anticipates the launching of its toothbrush in mid-1997. (FLS) Accordingly, increased engineering and development costs are anticipated during 1997 in support of the design and launching of the LaserBrush(TM) toothbrush and other product related research. (FLS) Litigation and settlement costs increased $43,000 during 1996 to $77,000, from $34,000 reported in 1995 due principally to the Company's decision to settle a claim that was filed in 1995.

      The Company's net loss for 1996 increased by $439,000, or 22%, from a net loss of $2,024,000 in 1995, to a net loss of $2,463,000 in 1996. The loss per share remained the same at $0.21 per share for 1996 as in 1995 due to the increase in weighted average shares outstanding; 11,532,000 in 1996 compared to 9,851,000 in 1995.

RESULTS OF OPERATIONS - 1995 AS COMPARED TO 1994

      Consolidated sales for 1995 of $1,152,000 remained at similar levels to those reported for 1994 of $1,136,000. Laser division sales for 1995 were $737,000 compared to $810,000 reported in 1994, a decrease of $73,000, or 9%, while sales for the endodontic division increased by $89,000, or 27%, from $326,000 in 1994 to $415,000 in 1995. The decrease in sales of the laser division was due to continued confusion present in both the international and domestic laser markets with respect to technologies, particularly the inability of dental practitioners to determine which wavelength technology would be best suited for their respective practices. The increase in endodontic product sales was due to the Company's focused marketing campaign for 1995, which included advertisements in specific professional and trade journals, geographic mailing campaigns and an increased presence at professional trade shows.

      The Company's policy regarding commonly shared expenses is to allocate a pool of such expenses, inclusive of depreciation and amortization, among cost of sales, selling and marketing expenses, general and administrative expenses, and engineering and development expenses. During the fourth quarter of 1994, the Company recorded a charge of $959,000, representing a provision for the impairment of the carrying value of its patents due to uncertainty regarding the recoverability of such carrying value. One effect of this charge was to decrease the amount of depreciation and amortization expense included within the pool of shared expenses in periods subsequent to the charge. See Note 14 of Notes to Consolidated Financial Statements included in Item 7.

      Cost of sales as a percentage of sales for 1995 dropped to 73% from 105% in 1994. The improvement in the cost of sales percentage was due primarily to the reduction in manufacturing overhead during 1995 attributable to a reduction in inventory levels during 1995. The allocation of depreciation and amortization expense to cost of sales was $125,000 less in 1995 than in 1994, attributable primarily to the 1994 recognition of patent impairment.

      Sales and marketing expenses increased by $107,000, or 22%, from $488,000 in 1994 to $595,000 in 1995. The increase was a result of the Company's efforts to achieve greater name recognition through increased advertising in professional and trade journals, utilization of direct mailers and increased participation at trade shows and professional organization conventions. This increase was partially offset by a reduction of $37,000 in allocated depreciation and amortization costs in 1995 as compared to 1994, attributable primarily to the 1994 recognition of patent impairment.

      General and administrative expenses in 1995 were $801,000 compared to $1,008,000 in 1994, a decrease of $207,000, or 21%. The decrease was due principally to reductions in operations resulting in reduced costs related to personnel and professional services and a decrease of $50,000 in allocated depreciation and amortization costs in 1995 as compared to 1994, attributable primarily to the 1994 recognition of patent impairment. These decreases were partially offset by an $82,000 increase to general insurance costs experienced in 1995 and a $26,000 reduction in bad debt recoveries in 1995.

      Engineering and development expenses decreased $424,000, or 31%, from $1,351,000 in 1994 to $927,000 in 1995. The decrease in 1995 was due principally to reductions in personnel and material utilization for engineering projects. Also contributing to the decrease was a reduction of $37,000 in allocated depreciation and amortization costs in 1995 as compared to 1994, attributable primarily to the 1994 recognition of patent impairment.

      Litigation and settlement costs for 1995 decreased $78,000, or 70%, from $112,000 in 1994 to $34,000 in 1995. The decrease was due principally to a reduction in the number of minor law suits combined with the Company's decision to administer more suits internally rather than engaging outside attorneys.

      The Company's loss from operations for 1995 decreased $1,930,000, or 49%, from a $3,975,000 loss in 1994 to a $2,045,000 loss in 1995, due principally to factors previously mentioned in this section combined with continued efforts by the Company to reduce its product costs and increase its operating efficiencies.

      Other income in 1995 was $21,000 compared to $503,000 in 1994, a decrease of $482,000, or 96%. The decrease was a due principally to a 1994 gain on the dissolution of the Company's foreign subsidiary. This decrease was offset to some extent by a $23,000 increase in net interest income in 1995.

      The Company recognized an extraordinary gain of $421,000 in 1994 related to an early extinguishment of debt that was not available in 1995.

      The Company's net loss for 1995 decreased by $1,026,000, or 34%, from a net loss of $3,050,000, or $0.40 per share in 1994, to a net loss of $2,024,000, or $0.21 per share in 1995. The loss per share decreased by $0.19 in 1995 when compared to 1994, of which, $0.13 per share related to the decrease in net loss and $0.06 per share related to the change in weighted average shares outstanding: 9,851,000 in 1995 as compared to 7,671,000 in 1994.

FINANCIAL CONDITION

      The Company's working capital needs have been financed by the issuance of various equity securities through several private placement offerings over the past three years, which generated net proceeds of $4,400,000, $1,293,000 and $2,054,000 during the fiscal years ended December 31, 1996, 1995 and 1994, respectively. Working capital at December 31, 1996 was $3,670,000, compared to $1,524,000 at December 31, 1995, reflecting the relatively greater proceeds from the sale of equity securities in 1996 than in 1995. The Company's current ratio improved to 5.7 to 1 at December 31, 1996, compared to 3.3 to 1 at December 31, 1995.

      Cash and cash equivalents at December 31, 1996 were $349,000, compared to $1,566,000 at the end of the preceding year, a decrease of $1,217,000 which was due principally to the 1996 investment of proceeds from the sale of equity securities in United States Treasury Notes, $3,500,000 of which is shown as marketable securities in the Company's balance sheet at December 31, 1996. Cash used by operating activities was $2,151,000 in 1996, compared to $1,673,000 in 1995. The increase in cash used by operating activities is due principally to the reduction in revenue combined with increases in operating expenses experienced in 1996. Net cash used by investing activities increased $3,519,000 to $3,576,000 in 1996, from $57,000 reported in 1995. The increase was due principally to a $4,000,000 purchase of United States Treasury Notes reduced by the liquidation of $500,000 of such notes during 1996. Net cash provided by financing activities increased $2,378,000 to $4,511,000 in 1996, from $2,133,000 in 1995. This increase was due principally to the increase in proceeds from issuance of equity securities.

      Current assets increased $2,254,000, or 103%, from December 31, 1995 to December 31, 1996. The increase is due principally to the $3,500,000 balance of United States Treasury Notes held by the Company combined with an $81,000 increase in accounts receivable. The increase was offset by a $1,217,000 reduction in cash and cash equivalents resulting primarily from the purchase of marketable securities and a $97,000 reduction in prepaid expenses and other current assets, principally arising from the release of cash restricted in 1995 to collateralize a letter of credit for endodontic product purchases.

      Current liabilities at December 31, 1996 increased $108,000, or 16%, from the 1995 year-end due principally to a $147,000 increase in accrued costs and expenses, attributable primarily to 1996 financing expenses, and a $68,000 increase in accounts payable, reflecting increases in 1996 fourth quarter inventory purchases, partially offset by an $85,000 reduction in other current liabilities, reflecting lower 1996 deposits on sales orders and contingent loss reserves.

      Property, plant and equipment decreased $95,000 at December 31, 1996, as compared to the preceding year-end reflecting continuing depreciation and amortization of $150,000, partially offset by capital expenditures aggregating $55,000. Patents and licenses increased $21,000 at December 31, 1996 from the preceding year-end due to capitalized costs related to various patent applications.

      Stockholders' equity at December 31, 1996 was $3,914,000 compared to $1,844,000 at the prior year-end. In October, 1996, the Company completed a private placement of 100 shares of its Series A 6% Redeemable Cumulative Convertible Preferred Stock, receiving net proceeds of $4,400,000. 99 shares of the preferred stock were subsequently converted into an aggregate 1,800,018 shares of the Company's common stock. During 1996, 88,766 stock options were exercised resulting in net proceeds of $133,000.

LIQUIDITY

      The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales, product improvement through engineering, and cost containment.
(FLS) The Company's focus has been realigned to emphasize the marketing of its hydro-kinetic systems (the Millennium(TM) series), LaserBrush(TM), other laser and endodontic products, and continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.

      Based on the Company's current business plan, working capital should be sufficient to enable the Company to meet its obligations through early 1999, at which point, the Company would be dependent upon either the successful marketing of its Millennium(TM) and its soon-to-be-released LaserBrush(TM) or additional financing. (FLS) There are no assurances that the Company will be successful in either marketing its new products or obtaining financing required to sustain its operations. (FLS) If unsuccessful, the Company's ability to meet its obligations and to continue operations could be impaired. (FLS) The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations. (FLS)

      Financing the development of laser medical and dental instruments and operations of the Company has been achieved principally through private placements of common and preferred stock and the exercise of stock options and warrants. During the three years ended December 31, 1996, the Company has raised approximately $7,747,000 of equity funds. Management believes that significant additional capital resources will be required to complete the FDA approval process seeking authorization for the use of the Company's hydro-kinetic and laser technologies for hard-tissue and dermatological applications and to fund the Company's working capital in the event the marketing of its new products does not generate sufficient profitability and cash flow by the end of 1998.
(FLS) The Company expects to generate the necessary capital resources either through operating profits from new product sales or through the issuance of equity securities in either public offerings or private placements, or through debt financing. (FLS)

      On February 28, 1997, the Company completed a private placement in which it issued and sold 200,000 shares of its common stock. Gross proceeds from the private placement were $725,000 before direct expenses of approximately $5,000. The shares of common stock issued in connection with the private placement are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"). Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registration statement covering the resale of such shares.

IMPACT OF CHANGING PRICES ON SALES AND INCOME

      The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the inflation rate has been relatively low. Nonetheless, the Company has continued to incur increases in the cost of labor and some materials, in the face of requests for price reductions from customers. Due to intense competition, the Company in 1996 generally was not able to raise prices to its customers to pass along the cost increases experienced. The Company, however, shall continue to pursue price reductions from its material vendors in an attempt to improve or maintain its margins. (FLS)


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company at December 31, 1996 and 1995 and for the three years ended December 31, 1996, 1995 and 1994, along with the notes thereto, and the Report Of Independent Accountants and the Independent Auditors' Report thereon, required to be filed in response to this
Item 7, begin at page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 20, 1997, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

      Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 20, 1997, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 20, 1997, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 20, 1997, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS

          The following exhibits are being filed with this Annual Report on Form 10-KSB or are incorporated by reference therein in accordance with the designated footnote references.

        3.     Articles of Incorporation and Bylaws

               3.1    Restated Certificate of Incorporation, as amended.  (2)
               3.2    Amended and Restated Bylaws.  (4)

        4.     Instruments Defining the Rights of Holders, including Indentures

               4.3 Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BioLase Technology, Inc. (7)
               4.4    Form of Participant Stock Purchase Warrant Certificate.
               4.5    Form of Agent Stock Purchase Warrant Certificate.

        10.    Material Contracts

               10.1 Premises Lease for 981 Calle Amanecer, San Clemente, California. (1)

               10.9   1992 Stock Option Plan.  (1)

               10.18  Amended and Restated 1993 Stock Option Plan.  (2)

               10.18a First Amendment to Amended and Restated 1993 Stock Option
                      Plan.  (6)

               10.19  Amended and Restated 1993 Stock Compensation Plan.  (2)

               10.20 Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)

               10.21 Termination Agreement between the Company, Guy Levy and Francois

                Levy dated February 23, 1994.  (2)

        10.22   Placement Agent Agreement between the Company and
                EuroCapital, Ltd. dated July 22, 1995. (3)

        10.23   Form of Subscription Agreement, non-U.S. sales.  (3)

        10.24   Placement Agent Agreement between the Company and
                EuroCapital, Ltd. dated May 23, 1995. (4)

        10.25   Amended and Restated 1993 Stock Option Plan.  (4)

        10.26* Distribution Agreement between the Company and Orbis High Tech Dental GmbH

        16.4 Letter dated December 7, 1995 from KPMG Peat Marwick LLP, Certified Public Accountants. (5)

        21      Subsidiaries  (1)

        23      Consents of Experts and Counsel

        23.1    Consent of KPMG Peat Marwick LLP

        23.2    Consent of Coopers & Lybrand L.L.P.

        27      Financial Data Schedule
------------------

         * Portions of this Agreement have been omitted pursuant to a confidentiality request filed with the Securities and Exchange Commission.

        (1) Filed with the Company's Registration Statement on Form S-1 dated October 9, 1992 and incorporated by reference.

        (2) Filed with the Company's 1993 Annual Report on Form 10-K dated April 14, 1994 and incorporated by reference.

        (3) Filed with the Company's 1994 Third Quarter Report on Form 10-Q dated November 17, 1994 and incorporated by reference.

        (4) Filed with the Company's 1995 Second Quarter Report on Form 10-QSB dated September 15, 1995 and incorporated by reference.

        (5) Filed with the Company's Current Report on Form 8-K dated December 7, 1995 and incorporated by reference.

        (6) Filed with the Company's 1995 Annual Report on Form 10-KSB dated May 6, 1996 and incorporated by reference.

        (7) Filed with the Company's 1996 Third Quarter Report on Form 10-QSB dated November 19, 1996 and incorporated by reference.


      (B) REPORTS ON FORM 8-K

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 18, 1996, reporting the Registrant's $5,000,000 equity financing pursuant to Regulation D promulgated under Rule 505 of the Securities Act of 1933, as amended, and the proforma effect thereof on Registrant's financial position.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        BIOLASE TECHNOLOGY, INC.
                                        a Delaware corporation


                                        /s/  DONALD A. LA POINT
                                        ----------------------------------------
                                             Donald A. La Point
                                             President, Chief Executive Officer,
                                             and Director

Date:  April 11, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 11, 1997.

Signatures                                   Title
----------                                   -----

Principal Executive Officer:

/s/ DONALD A. LA POINT                       President, Chief Executive Officer,
-----------------------------------          and Director
   (Donald A. La Point)


Principal Financial and Accounting Officer:

/s/ STEPHEN R. TARTAMELLA                    Vice President, Chief Financial
-----------------------------------          Officer, and Secretary
   (Stephen R. Tartamella)

/s/ FEDERICO PIGNATELLI                      Director and Chairman of the Board
-----------------------------------
   (Federico Pignatelli)

/s/ GEORGE V. D'ARBELOFF                     Director
-----------------------------------
   (George V. d'Arbeloff)

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                   ----------



                                                                                      Page
                                                                                      ----
FINANCIAL STATEMENTS

       Report Of Independent Accountants                                               F-2

       Independent Auditors' Report                                                    F-3

       Consolidated Balance Sheets As Of December 31, 1996 And 1995                    F-4

       Consolidated Statements of Operations For The Years Ended
          December 31, 1996, 1995 And 1994                                             F-5

       Consolidated Statements of Stockholders' Equity For The Years Ended
          December 31, 1996, 1995 And 1994                                             F-6

       Consolidated Statements of Cash Flows For The Years Ended
          December 31, 1996, 1995 And 1994                                             F-7

       Notes To Consolidated Financial Statements                                      F-9

SCHEDULES

       Schedules numbered in accordance with Rule 5.04 of Regulation S-X:

          Report Of Independent Accountants                                            S-1

          Independent Auditors' Report                                                 S-2

       II - Consolidated Valuation And Qualifying Accounts And Reserves                S-3


All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                   ----------


The Board of Directors
BioLase Technology, Inc.


We have audited the accompanying consolidated balance sheets of BioLase Technology, Inc. and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioLase Technology, Inc. and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that BioLase Technology, Inc. will continue as a going-concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and shows a need for continued funding that raises substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Coopers & Lybrand L.L.P.

                                             COOPERS & LYBRAND L.L.P.

Newport Beach, California
March 4, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
BioLase Technology, Inc.:


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of BioLase Technology, Inc. and subsidiaries for the year ended December 31,1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of BioLase Technology, Inc. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that BioLase Technology, Inc. will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and shows a need for continued funding that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ KPMG Peat Marwick LLP

                                               KPMG Peat Marwick LLP


Orange County, California
March 17, 1995

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 And 1995

                                   ----------

                                                                        1996            1995
                                                                    ------------    ------------
                                  A S S E T S:
Current assets:
   Cash and cash equivalents                                        $    349,457    $  1,565,655
   Marketable securities                                               3,500,000            --
   Accounts receivable, less allowance of $21,957 in 1996 and
      $64,617 in 1995                                                    145,463          64,622
   Inventories, net of reserves of $485,154 in 1996 and $491,335
      in 1995                                                            376,479         390,928
   Prepaid expenses and other current assets                              73,723         170,232
                                                                    ------------    ------------

             Total current assets                                      4,445,122       2,191,437

Property and equipment, net                                              194,078         289,016
Patents and licenses, less accumulated amortization of $327,614
   in 1996 and 1995                                                       31,215          10,070
Other assets                                                              18,929          21,270
                                                                    ------------    ------------

             Total assets                                           $  4,689,344    $  2,511,793
                                                                    ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                 $    109,582    $     41,880
   Accrued expenses                                                      615,635         404,752
   Accrued costs related to dissolution of foreign subsidiary             46,167         109,748
   Capital lease obligation                                                 --            22,324
   Other current liabilities                                               3,980          89,000
                                                                    ------------    ------------

             Total liabilities                                           775,364         667,704
                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.001, 1,000,000 shares authorized:
      Series A 6% Redeemable Cumulative Convertible Preferred
      Stock, 1 share issued and outstanding at December 31, 1996            --              --
   Common stock, par value, $.001, 50,000,000 shares authorized,
      issued 13,129,949 in 1996 and 11,241,164 in 1995                    13,130          11,241
   Additional paid-in capital                                         28,700,279      24,169,018
   Accumulated deficit                                               (24,799,429)    (22,336,170)
                                                                    ------------    ------------

             Total stockholders' equity                                3,913,980       1,844,089
                                                                    ------------    ------------

             Total liabilities and stockholders' equity             $  4,689,344    $  2,511,793
                                                                    ============    ============



See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Years Ended December 31, 1996, 1995 And 1994

              ----------------------------------------------------


                                                   1996            1995            1994
                                               ------------    ------------    ------------
Sales                                          $    691,829    $  1,152,182    $  1,135,728
Cost of sales                                       559,169         841,162       1,192,305
                                               ------------    ------------    ------------

             Gross profit (loss)                    132,660         311,020         (56,577)
                                               ------------    ------------    ------------

Operating expenses:
   Sales and marketing                              618,964         594,651         487,785
   General and administrative                       941,332         801,013       1,008,370
   Engineering and development                      984,418         926,752       1,351,320
   Litigation and settlement costs                   76,938          33,656         111,618
   Provision for patents                               --              --           958,850
                                               ------------    ------------    ------------

             Total operating expenses             2,621,652       2,356,072       3,917,943
                                               ------------    ------------    ------------

             Loss from operations                (2,488,992)     (2,045,052)     (3,974,520)
                                               ------------    ------------    ------------

Other income (expense):
   Interest income (expense)                         25,733          21,230          (1,500)
   Gain on dissolution of foreign subsidiary           --              --           504,405
                                               ------------    ------------    ------------

             Total other income (expense)            25,733          21,230         502,905
                                               ------------    ------------    ------------

             Loss before extraordinary item      (2,463,259)     (2,023,822)     (3,471,615)

Extraordinary gain on extinguishment of debt           --              --           421,282
                                               ------------    ------------    ------------

             Net loss                          ($ 2,463,259)   ($ 2,023,822)   ($ 3,050,333)
                                               ============    ============    ============

Loss per share of common stock:
   Loss before extraordinary gain                    ($0.21)         ($0.21)         ($0.45)
   Extraordinary gain                                  --              --              0.05
                                               ------------    ------------    ------------

             Net loss per share                      ($0.21)         ($0.21)         ($0.40)
                                               ============    ============    ============

Weighted average shares outstanding              11,531,527       9,850,961       7,671,118
                                               ============    ============    ============



See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1996, 1995 And 1994
              ----------------------------------------------------

                                                          Preferred Stock       Common Stock          Additional    Receivable
                                                         -----------------   -------------------       Paid-In         From
                                                         Shares     Amount   Shares       Amount       Capital      Stockholders
                                                         ------     ------   ------       ------       -------      ------------
Balances at January 1, 1994                                                 7,381,053     $7,381     $20,064,376      ($296,154)

Issuance of common stock for services                                           1,250          1           2,968             --
Private placements of common stock                                            979,800        980       2,053,153             --
Stock issued upon extinguishment of debt                                       50,000         50          74,950             --
Issuance of shares for fractional interest on                                       9         --              --             --
         reverse split
Earned escrow shares                                                               --         --              --         88,246

Write-off of receivable from stockholders                                          --         --        (178,534)       178,534

Effect of dissolution of foreign subsidiary                                        --         --              --             --

Net loss                                                                           --         --              --             --
                                                          -----    ------  ----------    -------     -----------      ---------
Balances at December 31, 1994                                               8,412,112      8,412      22,016,913        (29,374)

Private placements of common stock                                          2,300,000      2,300       1,290,407             --
Exercise of stock options                                                      39,150         39          67,986             --
Exercise of stock purchase warrants                                           489,900        490         793,712             --
Issuance of shares for fractional interest on
         reverse split                                                              2         --              --             --

Earned escrow shares                                                               --         --              --         29,374

Net loss                                                                           --         --              --             --
                                                          -----    ------  ----------    -------     -----------      ---------
Balances at December 31, 1995                                              11,241,164     11,241      24,169,018             --


Private placement of preferred stock                        100        --          --         --       4,400,000             --

Exercise of stock options                                    --        --      88,766         89         133,061             --
Conversion of preferred stock to common stock               (99)       --   1,800,018      1,800          (1,800)            --
Issuance of shares for fractional interest on
         reverse split                                       --        --           1         --              --             --

Net loss                                                     --        --          --         --              --             --
                                                          -----    ------  ----------    -------     -----------      ---------
Balances at December 31, 1996                                 1    $   --  13,129,949    $13,130     $28,700,279      $      --
                                                          =====    ======  ==========    =======     ===========      =========


                                                                            Foreign
                                                                           Currency
                                                           Accumulated    Translation
                                                             Deficit       Adjustment      Total
                                                             -------       ----------      -----
Balances at January 1, 1994                               ($17,262,015)    $ 177,078   $ 2,690,666

Issuance of common stock for services                            --              --          2,969
Private placements of common stock                               --              --      2,054,133
Stock issued upon extinguishment of debt                         --              --         75,000
Issuance of shares for fractional interest on
         reverse split                                           --              --            --
Earned escrow shares                                             --              --         88,246
Write-off of receivable from stockholders                        --              --            --
Effect of dissolution of foreign subsidiary                      --         (177,078)     (177,078)
Net loss                                                    (3,050,333)          --     (3,050,333)
                                                          ------------     ---------   -----------
Balances at December 31, 1994                              (20,312,348)          --      1,683,603
Private placements of common stock                               --              --      1,292,707
Exercise of stock options                                        --              --         68,025
Exercise of stock purchase warrants                              --              --        794,202
Issuance of shares for fractional interest on
         reverse split                                           --              --            --
Earned escrow shares                                             --              --         29,374
Net loss                                                    (2,023,822)          --     (2,023,822)
                                                          ------------     ---------   -----------
Balances at December 31, 1995                              (22,336,170)          --      1,844,089
Private placement of preferred stock                             --              --      4,400,000
Exercise of stock options                                        --              --        133,150
Conversion of preferred stock to common stock                    --              --            --
Issuance of shares for fractional interest on
         reverse split                                           --              --            --
Net loss                                                    (2,463,259)          --     (2,463,259)
                                                          ------------     ---------   -----------
Balances at December 31, 1996                             ($24,799,429)    $     --    $ 3,913,980
                                                          ============     =========   ===========



See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1996, 1995 And 1994
              ----------------------------------------------------

                                                                             1996            1995             1994
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                               $(2,463,259)    $(2,023,822)    $(3,050,333)
   Adjustments to reconcile net loss to net cash used by
     operating activities:

     Gain on foreign subsidiary dissolution, including cash
       surrendered of $19,403                                                    --              --          (523,808)
     Extraordinary gain on extinguishment of debt                                --              --          (421,282)
     Earned escrow shares of common stock                                        --            29,374          88,246
     Depreciation and amortization                                            149,746         183,442         432,043
     Issuance of common stock for services                                       --              --             2,969
     Provision for bad debts                                                   (5,900)            337         (10,335)
     Provision for inventory write-off                                         37,663          24,500          23,460
     Provision for patents                                                       --              --           958,850
     Changes in assets and liabilities:
        Accounts receivable                                                   (74,941)        (14,689)        129,388
        Inventories                                                           (23,214)        228,664        (148,280)
        Prepaid expenses and other assets                                      98,850         (46,762)        113,022
        Accounts payable                                                       67,702         (37,561)       (114,199)
        Accrued expenses                                                      210,883         (16,633)        (43,808)
        Accrued costs related to dissolution of foreign subsidiary            (63,581)        (17,526)        (53,041)
        Other current liabilities                                             (85,020)         18,000          (2,000)
                                                                          -----------     -----------     -----------
             Net cash used by operating activities                         (2,151,071)     (1,672,676)     (2,619,108)
                                                                          -----------     -----------     -----------
Cash flows from investing activities:
  Purchase of marketable securities                                        (4,000,000)           --              --
  Sale of marketable securities                                               500,000            --              --
  Additions to property, plant and equipment                                  (54,808)        (47,041)        (53,387)
  Additions to patents and licenses                                           (21,145)        (10,070)        (53,264)
                                                                          -----------     -----------     -----------
             Net cash used by investing activities                         (3,575,953)        (57,111)       (106,651)
                                                                          -----------     -----------     -----------
Cash flows from financing activities:
  Payments of capital lease obligations                                       (22,324)        (21,533)       (134,814)
  Proceeds from issuance of common stock, net                                    --         1,292,707       2,054,133
  Proceeds from exercise of stock options                                     133,150          68,025            --
  Proceeds from exercise of stock purchase warrants                              --           794,202            --
  Proceeds from issuance of preferred stock, net                            4,400,000            --              --
                                                                          -----------     -----------     -----------
             Net cash provided by financing activities                      4,510,826       2,133,401       1,919,319
                                                                          -----------     -----------     -----------
             Increase (decrease) in cash and cash equivalents              (1,216,198)        403,614        (806,440)
Cash and cash equivalents at beginning of year                              1,565,655       1,162,041       1,968,481
                                                                          -----------     -----------     -----------
Cash and cash equivalents at end of year                                  $   349,457     $ 1,565,655     $ 1,162,041
                                                                          ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              For The Years Ended December 31, 1996, 1995 And 1994
                                   ----------


                                                               1996           1995           1994
                                                          ------------   ------------   ------------
Supplemental cash flow disclosure:
   Cash paid during the year for interest                 $      4,410   $     13,312   $     27,605
                                                          ============   ============   ============
Noncash financing activities:
   Issuance of common stock for debt                      $         --   $         --   $     75,000
                                                          ============   ============   ============
   Conversion of preferred stock to common stock          $  4,356,000   $         --   $         --
                                                          ============   ============   ============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 And 1994
                                   ----------

1.       Summary Of Significant Accounting Policies:

         BioLase Technology, Inc. (the "Company"), which changed its name from Laser Medical Technology, Inc. in May 1994, was incorporated in Delaware in February 1987 as Pamplona Capital Corp. ("Pamplona"). Also in 1987, Pamplona acquired 77% of the outstanding shares of Societe Endo Technic, S.A. ("SET"), a French corporation, which in turn had a 100%-owned subsidiary, Societe Endo Technic, Inc., doing business as Endo Technic Corporation (a California corporation). In connection with the dissolution of SET (Note 10), the Company purchased certain assets of SET, including 100% of the stock of Societe Endo Technic, Inc., for nominal consideration.

         The Company's primary business is the development, manufacturing and marketing of advanced laser products for dental and other surgical applications, and the distribution of endodontic products manufactured by third parties.

         Principles Of Consolidation:
         ----------------------------

         The consolidated financial statements include the accounts of BioLase Technology, Inc. and its subsidiary after eliminating intercompany accounts and transactions. Losses of SET which were otherwise allocable to the minority interest, but which were cumulatively in excess of such minority interest, were charged to the Company's results of operations until the dissolution of SET in 1994 (Note 10).

         Revenue Recognition:
         --------------------

         Sales and related cost of sales are recognized upon shipment of products. The Company's laser products and endodontic handpieces are generally under warranty against defects in material and workmanship for a period of one year.

         Cash Equivalents:
         -----------------

         The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

         At December 31, 1996 and 1995, the Company had approximately $161,000 and $1,533,000, respectively, of cash balances that were in excess of the federally-insured limit of $100,000 per bank.



Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


1.       Summary Of Significant Accounting Policies, Continued:

         Marketable Securities:
         ----------------------

         Marketable securities consist of United States government treasury notes having maturities greater than three months at the time of acquisition, which are readily saleable. Marketable securities are carried at cost, which approximates market value.

         Inventories:
         ------------

         Inventories are valued at the lower of cost or market (determined by the first-in, first-out method).

         Property And Equipment:
         -----------------------

         Property and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statement of operations.

         The cost of property and equipment is generally depreciated using the straight-line method over the estimated useful lives of the respective assets, which are generally not greater than five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

         Patents And Licenses:
         ---------------------

         Costs incurred to establish and successfully defend patents and licenses and to acquire product and process technology are capitalized. All amounts assigned to these patents and licenses are amortized on a straight-line basis over an estimated eight-year useful life.

         The Company has assigned a value to certain patents which were transferred to the Company by a then significant stockholder equal to the stockholder's cost basis of $10,100 per patent plus capitalizable costs incurred after acquisition by the Company.

         The continuing carrying value of patents is assessed based upon the Company's operating experience, expected cash flows from related products and other factors as deemed appropriate (Note 12).


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


1.       Summary Of Significant Accounting Policies, Continued:

         Engineering And Development:
         ----------------------------

         Company-sponsored engineering and development costs related to both present and future products are expensed as incurred.

         Estimates:
         ----------

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes:
         -------------

         The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Stock-Based Compensation:
         -------------------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


1.       Summary Of Significant Accounting Policies, Continued:

         Stock-Based Compensation, Continued:
         ------------------------------------

         measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

         Loss Per Share And Shares Outstanding:
         --------------------------------------

         Loss per share was determined by dividing the net loss by the weighted average number of shares outstanding during the applicable period. Common stock equivalents, which consist of stock options, have been excluded from per share calculations, as the effect of these common stock equivalents is anti-dilutive. The shares outstanding and other share information have been adjusted for all periods presented to reflect the one-for-four reverse stock split which occurred on February 15, 1994.

2.       Basis Of Presentation:

         The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,463,259, $2,023,822 and $3,050,333 for the years ended December 31,
         1996, 1995 and 1994, respectively, and has an accumulated deficit of $24,799,429 at December 31, 1996. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or preferred stock or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost curtailment. The Company's focus has been realigned to emphasize the marketing of its laser-based hydro-kinetic tissue cutting systems (the Millennium(TM) series), LaserBrush(TM), other laser and endodontic products, and the continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


2.       Basis Of Presentation, Continued:

         Based on the Company's current business plan, working capital should be sufficient to enable the Company to meet its obligations through early 1999, at which point, the Company would be dependent upon either the successful marketing of its Millennium(TM) and its soon-to-be-released LaserBrush(TM) or additional financing. There are no assurances that the Company will be successful in either marketing its new products or obtaining financing required to sustain its operations. If unsuccessful, the Company's ability to meet its obligations and to continue operations could be impaired. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

         Financing the development of laser medical and dental instruments and operations of the Company has been achieved principally through private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1996, the Company has raised approximately $7,747,000 of equity funds. Management believes that significant additional capital resources will be required to complete the FDA approval process seeking authorization for the use of the Company's hydro-kinetic and laser technologies for hard-tissue and dermatological applications and to fund the Company's working capital in the event the marketing of its new products does not generate sufficient profitability and cash flow by the end of 1998. The Company expects to generate the necessary capital resources through the sale of its new products or through the issuance of equity securities in either public offerings or private placements, or through debt financing.


3.       Inventories:

         Inventories consist of the following at December 31:

                                                          1996         1995
                                                       ----------   ----------
          Raw materials                                $   96,823   $  178,669
          Finished goods                                  279,656      212,259
                                                       ----------   ----------
                                                       $  376,479   $  390,928
                                                       ==========   ==========



Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


4.       Property And Equipment:

         Property and equipment consist of the following at December 31:


                                                         1996           1995
                                                     -----------    -----------
          Leasehold improvements                     $   149,282    $   149,282
          Equipment and computers                        725,882        674,575
          Furniture and fixtures                         107,208        103,707
          Demonstration units                            247,354        247,354
                                                     -----------    -----------
                                                       1,229,726      1,174,918
             Less, Accumulated depreciation and
                amortization                          (1,035,648)      (885,902)
                                                     -----------    -----------
                                                     $   194,078    $   289,016
                                                     ===========    ===========

         Included in property and equipment are assets held under capital leases of approximately $1,027 in 1996 and $16,600 in 1995, net of accumulated amortization.

5.       Related Party Transactions:

         Effective February 8, 1994, Dr. Guy Levy resigned as a member of the Board of Directors. A settlement of Dr. Levy's employment agreement was subsequently negotiated which resulted in the Company obtaining all patents and patent-pending applications held by Dr. Levy related to the Company's business and provided that Dr. Levy will not compete with the Company for a period of three years. The Company paid Dr. Levy a lump sum of $100,000 and issued 50,000 shares of the Company's common stock having a market value of $75,000, subject to certain restrictions, for payment in full of all royalties due or which may have become due with respect to assigned patents and patent-pending applications. Such payment was reduced by $20,000 to repay to the Company a loan that had been previously guaranteed by Dr. Levy. Accordingly, in 1994, the Company recognized an extraordinary gain on the extinguishment of royalties payable to Dr. Levy of $421,282, or $.05 per share.



Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


6.       Accrued Expenses:

         Accrued expenses consist of the following at December 31:

                                                          1996         1995
                                                       ----------   ----------
          Accrued professional fees                    $  158,416   $  138,596
          Accrued litigation and settlement costs          88,292       28,524
          Accrued private placement costs                  72,984           --
          Sales tax payable                                46,514       48,331
          Accrued rent                                     32,253       41,049
          Accrued warranty                                 15,000       57,164
          Accrued vacation                                 48,354       25,490
          Other                                           153,822       65,598
                                                       ----------   ----------
                                                       $  615,635   $  404,752
                                                       ==========   ==========

7.       Litigation:

         A suit entitled Dental World, Inc. v. BioLase Technology, Inc., f/k/a Laser Medical Technology, Inc., filed September 18, 1995 in the United States District Court for the Southern District of Texas has been settled. The complaint sought damages in excess of $250,000 based upon claims of negligence, product liability, breach of express and implied warranties, and violation of the consumer provisions of the Texas Deceptive Trade Practices Act, arising out of the Company's April 1992 sale of a Laser-35 to the plaintiff. On March 3, 1997, the Company agreed to pay the plaintiff $50,000 and the plaintiff agreed to return to the Company the subject Laser-35.

         On April 26, 1995, the Company was named as an additional defendant in Hazel Lefern Moore v. David A. Pyner, D.D.S., Florida Dental Team, P.A., Princeton Medical Management Southeast, Inc. and Laser Endo Technic, Inc., initially filed in the 17th Judicial Circuit in and for Broward County, Florida on April 21, 1994. The plaintiff alleges that she underwent laser dental surgery with a laser allegedly produced by the Company and seeks unspecified damages from the Company on theories of product liability, based on allegations that the laser was defective by reason of design, manufacture and lack of product warnings. The Company has answered the complaint, denying the majority of plaintiff's


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


7.       Litigation, Continued:

         material factual allegations and asserting various affirmative defenses. The Company is vigorously contesting liability. The case has not yet been set for trial, and discovery is ongoing. The Company believes that liability, should any result from plaintiff's claims, would be covered by insurance.

         Trans Leasing International v. Elie M. Makhoul v. Laser Endo Technic Corporation, was filed July 6, 1994 in the Circuit Court of Cook County, Illinois, Municipal Department, First District. This action involves a third-party claim against the Company in a suit in which a dentist, who was the lessee of a dental laser system manufactured by the Company, had been sued for breach of the equipment lease by the financing institution that was the lessor. The theories of the third-party plaintiff include common law fraud, violation of the Consumer Fraud and Deceptive Business Practices Act, and intentional and negligent misrepresentations. The third-party claim against the Company in this action is for $78,408 in compensatory damage, $15,000 in lost profits, $50,000 in punitive damages, and attorney's fees and related costs. The Company intends to defend against the claims vigorously. The case has been inactive since the third-party plaintiff filed for protection under the U.S. Bankruptcy Law on July 10, 1995.

         The Company does not believe that these lawsuits or any other lawsuits to which it is a party will have a material adverse effect on the Company's results of operations or its financial condition.

8.       Lease Commitments:

         The Company leases plant and office facilities under long-term operating leases. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 1996:


               1997                                              $139,386
               1998                                               139,386
               1999                                               139,386
               2000                                                92,924
                                                                 --------
                                                                 $511,082
                                                                 ========


         Rent expense was $136,938, $148,775 and $122,805 for the years ended December 31, 1996, 1995 and 1994, respectively.

Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


9.       Stockholders' Equity:

         Equity Financing:
         ----------------
         The Company has raised equity capital through several private offerings in the three years ended December 31, 1996, as follows:


                                               Number
                                             Of Shares
                                             Of Common            Net Cash
                                                Stock          Consideration
                                             ------------      -------------
        Years Ended December 31,
        ------------------------
                  1996                       1,800,018*           $4,400,000
                  1995                       2,300,000            $1,292,707
                  1994                         979,800**          $2,054,133


          *Excludes one share of Preferred Stock - see below.
         **Includes 29,800 shares issued as commissions in 1994.

         Preferred Stock:
         ---------------
         On October 16, 1996, the Company completed a private placement (the "Placement") in which the Company issued and sold 100 units, each consisting of one share of its Series A 6% Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") which, at the option of the holder, may be converted into a variable number of shares of common stock that cannot exceed 18,182 shares, and 5,000 Redeemable Common Stock Purchase Warrants (the "Placement Warrants") expiring 1998 which are exercisable under certain conditions. Gross proceeds in the Placement were $5,000,000 and net proceeds, after commissions of $400,000 and estimated expenses, were $4,400,000.

         In November 1996, 99 of the 100 shares of Preferred Stock were converted to common stock at a rate of 18,182 common shares for each preferred share, resulting in an aggregate conversion to 1,800,018 shares of common stock. The shares of common stock issued upon the conversion are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"). Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registra-tion statement covering the resale of such shares of common stock.


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


9.       Stockholders' Equity, Continued:

         Common Stock:
         ------------
         The Company has occasionally issued shares of its common stock to individuals for services rendered. The estimated fair value of the common stock was charged to earnings as compensation for these services. No shares were issued for services in 1996 or 1995, and 1,250 shares valued at $2,969 were issued for services in 1994.

         Common Stock Options And Warrants:
         ---------------------------------
         The Company has adopted the 1990 Stock Option Plan (the "1990 Plan"), the 1992 Stock Option Plan (the "1992 Plan") and the 1993 Stock Option Plan (the "1993 Plan" and collectively with the 1990 Plan and 1992 Plan, the "Plans"). Each of the Plans enable the Company to offer equity participation to employees, officers, directors and consultants of the Company through stock options and, with respect to the 1990 and 1992 Plans, stock appreciation rights.

         A total of 375,000 shares of common stock were authorized for issuance under the 1990 Plan, of which, at December 31, 1996, 65,500 had been issued upon option exercise, 258,250 were reserved for issuance upon exercise of outstanding options and 51,250 were available for the granting of additional options. A total of 150,000 shares of common stock were authorized for issuance under the 1992 Plan, of which, at December 31, 1996, 21,516 shares had been issued upon option exercise, 105,875 were reserved for issuance upon exercise of outstanding options, and 22,609 were available for the granting of additional options. A total of 1,500,000 shares of common stock were authorized for issuance under the 1993 Plan, of which, at December 31, 1996, 40,900 had been issued upon option exercise, 937,785 were reserved for issuance upon exercise of outstanding options, and 521,315 were available for the granting of additional options. Any shares which are reserved for issuance under an outstanding option which expires or terminates unexercised, or any shares which are used by participants to pay all or part of the purchase price of any option exercised, may again be reserved for issuance upon exercise of newly granted options under the respective Plans. However, shares with respect to which stock appreciation rights have been exercised may not again be made subject to an award.


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


9.       Stockholders' Equity, Continued:

         Common Stock Options And Warrants, Continued:
         --------------------------------------------
         At the discretion of a committee comprised of non-employee directors or other non-employees appointed by the Board of Directors (the "Committee"), employees, officers, directors and consultants of the Company and its subsidiary may become participants in the Plans upon receiving grants in the form of stock options or in the case of the 1990 and 1992 Plans, stock appreciation rights.

         Stock options may be granted as nonqualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% stockholder at the time of grant); nonqualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. Stock options may be exercised no more than ten years after the date of grant and no more than three years after death or disability, whichever occurs earlier. In the case of options granted under the 1993 Plan, payment of the purchase price for shares of stock acquired through the exercise of stock options must be paid in cash. At the discretion of the Committee, the purchase price for shares of stock acquired through the exercise of stock options under the 1990 and 1992 Plans may be paid by cash, shares of common stock valued at their fair market value at the date of exercise or by delivery of recourse promissory notes or a combination of notes, cash and shares of the Company's common stock. Incentive stock options have not been awarded under any of the Plans to date. The following table summarizes the activity under the Plans:


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


9.       Stockholders' Equity, Continued:

         Common Stock Options And Warrants, Continued:
         --------------------------------------------

                                                                 Option Price Per
                                                       Shares          Share
                                                    -----------  ----------------
        Options outstanding, December 31, 1993          642,500   $2.00 - $16.00
                Granted                                 473,750    2.00 -   2.38
                Surrendered                            (250,250)   2.00 -  16.00
                                                    -----------   --------------
        Options outstanding, December 31, 1994          866,000    2.00 -  10.50
                Granted                                 725,000    0.75 -   7.20
                Exercised                               (39,150)   1.50 -   2.38
                Surrendered                            (412,400)   1.50 -   2.38
                                                    -----------   --------------
        Options outstanding, December 31, 1995        1,139,450    0.75 -  10.50
                Granted                                 318,335    2.53 -   4.13
                Exercised                               (88,766)        1.50
                Surrendered                             (67,109)   1.50 -   2.80
                                                    -----------   --------------
        Options outstanding, December 31, 1996        1,301,910   $0.75 - $10.50
                                                    ===========   ==============
        Options exercisable, December 31, 1996          956,700   $0.75 - $10.50
                                                    ===========   ==============


         Stock options granted under the 1990 Plan may include the right to acquire an Accelerated Ownership Nonqualified Stock Option ("AO"). If an option grant contains the AO feature and if the participant pays all or part of the purchase price of the option with shares of the Company's common stock held by the participant for at least six months, then upon exercise of the option, the participant is granted an AO to purchase at the fair market value as of the date of the AO grant the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. At December 31, 1996, 93,750 options outstanding under the 1990 Plan include the AO feature.


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


9.       Stockholders' Equity, Continued:

         Common Stock Options And Warrants, Continued:
         --------------------------------------------
         In addition to the option plans discussed above, the Company has several agreements with certain vendors and other persons under which options, not under any of the Plans, to purchase shares of the Company's common stock have been granted. The shares issuable upon exercise of such options have not been registered under the Act.

         The following table summarizes option transactions outside the option plans for the three years ended December 31, 1996:


                                                                      Option Price Per
                                                             Shares         Share
                                                            -------   ----------------
        Options outstanding, December 31, 1993              103,750   $0.80  -  $12.00
                Granted                                         -            -
                Surrendered                                  (1,250)        0.80
                                                            -------   ----------------
        Options outstanding, December 31, 1994              102,500    5.00  -   12.00
                Granted                                      20,000         2.00
                Surrendered                                      -           -
                                                            -------   ----------------
        Options outstanding, December 31, 1995              122,500    2.00  -   12.00
                Granted                                          -           -
                Surrendered                                      -           -
                                                            -------   ----------------
        Options outstanding, December 31, 1996              122,500   $2.00  -  $12.00
                                                            =======   ================
        Options exercisable, December 31, 1996              117,500   $2.00  -  $12.00
                                                            =======   ================

         The majority of all the Company's options outstanding and exercisable at December 31, 1996 are at an exercise price of between $0.75 and $3.00. Additionally, at December 31, 1996 the weighted average exercise price for options outstanding and exercisable was $2.97 with a weighted average remaining term of 6.5 years.

         Warrants to purchase 489,900 shares of common stock at $3.25 per share were issued in conjunction with a placement of the Company's common stock in 1994, including 14,900 warrants issued as commission to the placement agent. The warrants included a call feature whereby the Company had the right, upon thirty days' notification, to call such warrants for redemption at anytime the market price per share exceeded 138.46% of the exercise price for ten consecutive trading days. In the event of such a call, the Company could redeem any warrants remaining outstanding at the end of the notification period for nominal consideration.


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


9.       Stockholders' Equity, Continued:

         Common Stock Options And Warrants, Continued:
         ---------------------------------------------
         On June 2, 1995, the Company reduced the exercise price of such warrants from $3.25 to $1.625 per share, which had the effect of making the warrants subject to call when the common stock traded at or above $2.25 per share. The closing bid price of the Company's common stock on June 2, 1995 was $0.6875 per share. On August 24, 1995, the Company called for redemption all such warrants which would be outstanding on September 25, 1995. All of the outstanding warrants were exercised prior to the redemption date. The Company issued 489,900 shares of its common stock upon exercise of the warrants; net proceeds received aggregated $794,202, excluding direct expenses of $1,885.

         In October 1996, the Company issued 500,000 Placement Warrants expiring October 16, 1998, each entitling the holder to purchase one share of common stock at $3.50 per share under certain conditions. An additional 190,910 warrants, expiring December 31, 1998, were also issued in connection with the Placement, which are also exercisable at $3.50 per share.

         On December 2, 1996, the Company granted warrants to purchase 10,000 shares of common stock at $3.50 per share to consultants. These warrants expire December 31, 1998.

         Pro Forma Effect Of Stock-Based Compensation:
         ---------------------------------------------
         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of awards under the 1990, 1992 and 1993 Plans on the respective dates of grant in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                              For The Years Ended
                                                  December 31,
                                         -----------------------------
                                            1996             1995
                                            ----             ----
          Net loss:
            As reported                  ($2,463,259)     ($2,023,822)
            Pro forma                    ($2,730,811)     ($2,073,714)

          Loss per share:
            As reported                       ($0.21)          ($0.21)
            Pro forma                         ($0.24)          ($0.21)


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


9.       Stockholders' Equity, Continued:

         Pro Forma Effect Of Stock-Based Compensation, Continued:
         --------------------------------------------------------
         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes computation for the years ended December 31, 1996 and 1995 are as follows: the risk-free interest rate was the U.S. Zero Coupon Bond rate for the corresponding grant date, ranging from 5.4% to 5.64% in 1996 and 5.68% to 7.46% in 1995; the exercise price is equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is the term to expiration, ranging from 1-4 years; volatility is 53.02%; and the common stock will pay no dividends.


10.      Dissolution Of SET:

         In March 1994, the Board of Directors of SET, a French corporation 77% owned by the Company, authorized the Director General of SET to advise the French Commercial Court of its inability to pay its debts. Accordingly, the Commercial Court ordered the dissolution of SET. As the Company no longer had control over the operations of SET, such operations are excluded from the consolidated results of the Company in 1994, 1995 and 1996. In 1994, the Company recognized a loss on its investment in SET of $1,697,032, offset by a reversal of losses previously recognized in consolidation of $2,201,437. The net result was a recognized gain of $504,405, including the effect of the reversal of the cumulative foreign currency translation adjustment of $177,078.

11.      Income Taxes:

         The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 1996, 1995 and 1994:

                                         1996            1995            1994
                                       --------        --------        --------
Current:
   Federal                             $     --        $     --        $     --
   State                                  1,600           1,600           1,600
                                       --------        --------        --------
                                          1,600           1,600           1,600
Deferred:
   Federal                                   --              --              --
   State                                     --              --              --
                                       --------        --------        --------
                                       $  1,600        $  1,600        $  1,600
                                       ========        ========        ========


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


11.      Income Taxes, Continued:

         The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

         The effects of temporary differences which give rise to deferred tax provision (benefit) at December 31, 1996, 1995 and 1994 consist of:

                                         1996           1995           1994
                                      -----------    -----------    -----------
Property and equipment                $    20,796    $   320,965    $        --
Reserves not currently deductible         (89,418)      (346,611)       136,000
Inventories                                (7,925)        41,518             --
Capital loss carryforward                      --         21,498        256,000
State taxes                                  (226)           770             --
Net operating losses                    1,462,117      1,395,841      1,173,500
                                      -----------    -----------    -----------
                                        1,385,344      1,433,981      1,565,000
   Change in valuation allowance       (1,385,344)    (1,433,981)    (1,565,000)
                                      -----------    -----------    -----------
             Total                    $        --    $        --    $        --
                                      ===========    ===========    ===========

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate at December 31, 1996, 1995 and 1994 as follows:

                                                 1996        1995        1994
                                               --------    --------    --------
Statutory regular federal income tax rate        (34.0%)     (34.0%)     (34.0%)
State income taxes, net of federal benefit         0.1         0.1         0.1
Loss due to deconsolidation                          --          --      (24.5)
Change in valuation allowance                     36.1        33.6        57.7
Other                                             (2.2)        0.3         0.7
                                               --------    --------    --------
             Total                                 0.0%        0.0%        0.0%
                                               ========    ========    ========


Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


11.      Income Taxes, Continued:

         The components of the deferred income tax assets as of December 31, 1996 and 1995 are as follows:


                                                     1996              1995
                                                  -----------       -----------
Property and equipment                            $   341,760       $   320,965
Reserves not currently deductible                     280,972           370,389
Inventories                                            33,594            41,518
Capital loss carryforward                             277,498           277,498
State taxes                                               544               770
Net operating losses                                8,897,958         7,435,841
                                                  -----------       -----------
                                                    9,832,326         8,446,981
   Valuation allowance                             (9,832,326)       (8,446,981)
                                                  -----------       -----------
             Total                                $        --       $        --
                                                  ===========       ===========


         The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that deferred tax assets are realizable, the valuation allowance will be reduced.

         At December 31, 1996, the Company had a capital loss carryforward of $640,873, which will expire in 2000.

         As of December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $22,748,000 and $12,511,000, respectively. The net operating loss carryforwards begin expiring in 2002 and 1997, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.



Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1996, 1995 And 1994
                                   ----------


12.      Provision For Patents:

         The Company included a charge to its 1994 operations of $958,850 representing a provision for the carrying value of its patents due to uncertainties related to the future recoverability of such carrying values. The Company's evaluation of its capitalized patent costs considered such factors as reductions in sales during fiscal 1994, extinguishment of debt which was used to acquire certain patents, and the under-utilization of existing patents in various geographic regions of the world.

13.      Business Segment And Sales Concentrations:

         The Company designs, manufactures and markets advanced laser products for dental and other surgical applications, and markets and distributes endodontic products manufactured by third parties. These activities comprise the Company's only business segment.

         The Company has distributorship agreements for dental lasers in Europe, the Middle East and the Far East. In 1996, 1995 and 1994, export sales were $328,000, $807,000 and $644,000, respectively, of which 80%, 72%
         and 85%, respectively, were sales to Europe.

         One customer accounted for $141,654 of consolidated sales in 1996, two customers accounted for $473,268 and $193,353 of consolidated sales in 1995, respectively, and two customers accounted for $492,563 and $139,900 of consolidated sales in 1994, respectively. No other customers accounted for more than 10% of consolidated sales in 1996, 1995 or 1994.

14.      Subsequent Event:

         On February 28, 1997, the Company completed a private placement in which it issued and sold 200,000 shares of its common stock. Gross proceeds from the private placement were $725,000 and net proceeds after direct expenses of $5,115, were $719,885. The shares of common stock issued in connection with the private placement are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act). Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registration statement covering the resale of such shares of common stock.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------

The Board of Directors
BioLase Technology, Inc.


Our report, which contains an explanatory paragraph regarding the Company's ability to continue as a going-concern, on the consolidated financial statements of BioLase Technology, Inc. and its subsidiary is included on page F-2 of this Form 10-KSB. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-KSB.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        /s/ Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.



Newport Beach, California
March 4, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
BioLase Technology, Inc.:


Under the date of March 17, 1995, we reported on the consolidated statements of operations, changes in stockholders' equity and cash flows of BioLase Technology, Inc. and subsidiaries for the year ended December 31,1994. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as of December 31, 1994 and for the year then ended. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of BioLase Technology, Inc. and subsidiaries referred to above contains an explanatory paragraph that states the Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and shows a need for continued funding that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ KPMG Peat Marwick LLP

                                            KPMG Peat Marwick LLP


Orange County, California
March 17, 1995

                            BIOLASE TECHNOLOGY, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                  AND RESERVES
              For The Years Ended December 31, 1996, 1995 And 1994
                                   ----------


                                               Allowance For
                                             Doubtful Accounts        Slow-Moving Inventory
                                             -----------------        ---------------------
Balance at December 31, 1993                    $     248,135            $     839,445
   Charged (credited) to operations                   (10,335)                  23,460
   Write-offs                                        (138,234)                (285,773)
                                                -------------            -------------
Balance at December 31, 1994                           99,566                  577,132
   Charged to operations                                  337                   24,500
   Write-offs                                         (35,286)                (110,297)
                                                -------------            -------------
Balance at December 31, 1995                           64,617                  491,335
   Charged (credited) to operations                    (5,900)                  37,663
   Write-offs                                         (36,760)                 (43,844)
                                                -------------            -------------
Balance at December 31, 1996                    $      21,957            $     485,154
                                                =============            =============