Form 10-Q
period 1997-03-31
BIOLASE TECHNOLOGY INC
filed 1997-05-15
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                  Conformed Copy

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                                           --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
       _____________

                             Commission File Number
                                    0-19627

                            BIOLASE TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                         87-0442441
(State or other Jurisdiction of                (I.R.S. Employer Incorporation or
        Organization)                                 Identification No.)

                   981 Calle Amanecer, San Clemente, CA 92673
                    (Address of Principal Executive Offices)

                                 (714) 361-1200
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                 13,400,449
-----------------------------                       ----------------------------
       Title Class                                  Number of Shares Outstanding
                                                          at April 30, 1997

                            BIOLASE TECHNOLOGY, INC.

                                                              Page Number
                                                              -----------
PART 1. FINANCIAL INFORMATION

        ITEM 1. Financial Statements:

                   Consolidated Condensed Balance Sheets           3

                   Consolidated Condensed Statements
                     of Operations                                 4

                   Consolidated Condensed Statement
                     of Stockholders' Equity                       5

                   Consolidated Condensed Statements
                     of Cash Flows                                 6

                   Notes To Consolidated Condensed
                     Financial Statements                          7

        ITEM 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations   9

        ITEM 3. Quantitative and Qualitative
                   Disclosures About Market Risk                  13

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings                                 13

        ITEM 2. Changes in Securities                             13

        ITEM 3. Defaults Upon Senior Securities                   13

        ITEM 4. Submission of Matters to a Vote of Security
                   Holders                                        13

        ITEM 5. Other Information                                 14

        ITEM 6. Exhibits and Reports on Form 8-K                  14


SIGNATURE PAGE                                                    16

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            BIOLASE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 March 31,1997       December 31, 1996
                                                                                 (Unaudited)
                                                                                 -------------       -----------------
Assets:
Current assets:
    Cash and cash equivalents                                                    $    460,836         $    349,457
    Marketable securities                                                           3,250,000            3,500,000
    Accounts receivable, less allowance of $22,930 in 1997
         and $21,957 in 1996                                                          150,933              145,463
    Inventories, net of reserves of $485,154 in 1997 and 1996                         518,027              376,479
    Prepaid expenses and other current assets                                          90,460               73,723
                                                                                 ------------         ------------

        Total current assets                                                        4,470,256            4,445,122

Property, plant and equipment, less accumulated depreciation of
     $1,066,111 in 1997 and $1,035,648 in 1996                                        223,901              194,078
Patents, licenses  and trademarks, less accumulated amortization of
     $327,614 in 1997 and 1996                                                         71,167               31,215
Other assets                                                                           22,482               18,929
                                                                                 ------------         ------------

        Total assets                                                             $  4,787,806         $  4,689,344
                                                                                 ============         ============

Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable                                                             $    163,124         $    109,582
    Accrued expenses                                                                  636,728              615,635
    Accrued costs related to dissolution of foreign subsidiary                         43,074               46,167
    Other current liabilities                                                              --                3,980
                                                                                 ------------         ------------

        Total current liabilities                                                     842,926              775,364
                                                                                 ------------         ------------


Stockholders' equity:
    Preferred stock, par value $.001, 1,000,000 shares authorized: Series
          A 6% Redeemable Cumulative Convertible Preferred Stock, 1 share issued and outstanding at March 31, 1997
          and December 31, 1996                                                            --                   --
    Common stock, par value, $.001, 50,000,000 shares
          authorized, issued 13,392,449 in 1997 and 13,129,949 in 1996                 13,392               13,130
    Additional paid-in capital                                                     29,498,651           28,700,279
    Accumulated deficit                                                           (25,567,163)         (24,799,429)
                                                                                 ------------         ------------

        Net stockholders' equity                                                    3,944,880            3,913,980
                                                                                 ------------         ------------

        Total liabilities and stockholders' equity                               $  4,787,806         $  4,689,344
                                                                                 ============         ============

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                    ---------------------------------
                                                        1997                  1996
                                                    ------------         ------------
         Sales                                      $    134,405         $    143,615
         Cost of sales                                   112,870              135,823
                                                    ------------         ------------

                Gross profit                              21,535                7,792
                                                    ------------         ------------

         Operating expenses:

             Sales and marketing                         273,803              180,141
             General and administrative                  235,987              152,175
             Engineering and development                 277,440              180,517
             Litigation and settlement costs               5,255                1,434
                                                    ------------         ------------

                Total operating expenses                 792,485              514,267
                                                    ------------         ------------

                Loss from operations                    (770,950)            (506,475)


         Other income

             Interest income, net                          3,216                9,757
                                                    ------------         ------------

                Net loss                            $   (767,734)        $   (496,718)
                                                    ============         ============

         Loss per share of common stock             $      (0.06)        $      (0.04)
                                                    ============         ============

         Weighted average shares outstanding          13,237,060           11,253,818
                                                    ============         ============

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                         Additional                       Net
                                            Preferred Stock         Common Stock           Paid-in     Accumulated   Stockholders'
                                            Shares   Amount      Shares       Amount       Capital       Deficit        Equity
                                            ------   ------      ------       ------       -------       -------        ------
        Balance at December 31, 1996           1     $   -    13,129,949     $13,130    $28,700,279   ($24,799,429)   $3,913,980

        Exercise of stock options                                 62,500          62         78,687              -        78,749

        Private placement of common stock                        200,000         200        719,685              -       719,885

        Net loss                                                       -           -              -       (767,734)     (767,734)
                                            -------------------------------------------------------------------------------------

        Balance at March 31, 1997              1     $   -    13,392,449     $13,392    $29,498,651   ($25,567,163)   $3,944,880
                                            =====================================================================================

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                    ------------------------------
                                                                       1997                1996
                                                                       ----                ----
Cash flows from operating activities:

Net loss                                                            $(767,734)          $(496,718)
Adjustments to reconcile net loss to net cash used by
 operating activities:

     Depreciation and amortization                                     30,463              39,111

     Changes in operating assets and liabilities:

        Accounts receivable                                            (5,470)             32,790
        Inventories                                                  (141,548)            (94,586)
        Prepaid expenses and other current assets                     (20,290)             60,651
        Accounts payable                                               53,542              (9,099)
        Accrued expenses                                               21,093              13,567
        Accrued costs related to dissolution of foreign subsidiary     (3,093)             (6,700)
        Other current liabilities                                      (3,980)            (23,000)
                                                                    ---------          ----------

        Net cash used by operating activities                        (837,017)           (483,984)
                                                                    ---------          ----------

Cash flows from investing activities:

Sale of marketable securities                                         250,000                   -
Additions to property, plant and equipment                            (60,286)            (23,967)
Additions to patents, licenses and trademarks                         (39,952)             (6,163)
                                                                    ---------          ----------

        Net cash provided (used) by investing activities              149,762             (30,130)
                                                                    ---------          ----------

Cash flows from financing activities:

Payments of long-term debt                                                  -              (5,557)
Proceeds from issuance of common stock, net                           719,885                   -
Proceeds from exercise of stock options                                78,749              33,742
                                                                    ---------          ----------

        Net cash provided by financing activities                     798,634              28,185
                                                                    ---------          ----------

Increase (decrease) in cash and cash equivalents                      111,379            (485,929)
Cash and cash equivalents at beginning of period                      349,457           1,565,655
                                                                    ---------          ----------

Cash and cash equivalents at end of period                          $ 460,836          $1,079,726
                                                                    =========          ==========


Supplemental cash flow disclosure:

     Cash paid during the period for interest                       $     913          $   1,625
                                                                    =========          =========

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note 1

     The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as at and the results of operations for the period ended March 31, 1997.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,463,259, $2,023,822 and $3,050,333 for the years ended December 31, 1996, 1995, and 1994, respectively, and a net loss of $767,734 for the quarter ended March 31, 1997 and has an accumulated deficit of $25,567,163 at March 31, 1997. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stocks or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost curtailment. The Company's focus has been realigned to emphasize the marketing of its laser-based hydro-kinetic tissue cutting system (the Millennium(TM) series), LaserBrush(TM) and other laser and endodontic products, and the continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.

     Based on the Company's current business plan, working capital should be sufficient to enable the Company to meet its obligations through early 1999, at which point, the Company would be dependent upon either the successful marketing of its Millennium(TM) and its soon to be released LaserBrush(TM) products or additional financing. There are no assurances that the Company will be successful in either marketing its new products or obtaining financing required to sustain its operations. If unsuccessful, the Company's ability to meet its obligations and to continue operations could be impaired. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through private placements of preferred and common stocks and the exercises of stock options and warrants. During the three years ended December 31, 1996, the Company has raised approximately $7,747,000 of equity funds. The Company obtained additional equity funding through the issuance of 200,000 shares of its common stock in a private placement resulting in net proceeds of approximately $720,000 during the three-month period ending March 31, 1997. Management believes that significant additional capital resources will be required to complete the process seeking FDA clearance to market the Company's hydro-kinetic and laser-based technologies for hard-tissue and dermatological applications in the United States and to fund the Company's working capital needs in the event the marketing of its new products does not generate sufficient profitability and cash flow by the end of 1998. The Company expects to generate the necessary capital resources through the revenue generated by its new products, the issuance of equity securities in either public offerings or private placements, or debt financing. No assurances can be given, however, that the Company will be able to obtain such capital resources

     Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.



Note 2

       Inventories, net of reserves,        March 31, 1997
consist of the following:                     (unaudited)       December 31, 1996
                                              -----------       -----------------
Raw materials                                  $134,036             $ 96,823
Work-in-process                                 148,000                    -
Finished goods                                  235,991              279,656
                                               --------             --------
                                               $518,027             $376,479
                                               ========             ========

Note 3

       Property, plant and equipment,               March 31, 1997
at cost, consist of the following:                    (unaudited)      December 31, 1996
                                                      -----------      -----------------
Leasehold improvements                                $   149,282         $   149,282
Equipment and computers                                   737,320             725,882
Furniture and fixtures                                    156,056             107,208
Demonstration units                                       247,354             247,354
                                                      -----------         -----------
              Total cost                                1,290,012           1,229,726

Less, accumulated depreciation and amortization        (1,066,111)         (1,035,648)
                                                      -----------         -----------

                                                      $   223,901         $   194,078
                                                      ===========         ===========

Note 4

       Accrued expenses consist of the following:   March 31, 1997
                                                      (unaudited)      December 31, 1996
                                                      -----------      -----------------
Accrued professional fees                               $127,101           $158,416
Accrued legal and litigation costs                       149,791             88,292
Accrued private placement costs                           71,272             72,984
Sales tax payable                                         48,643             46,514
Accrued rent                                              30,054             32,253
Accrued warranty                                          15,000             15,000
Accrued vacation                                          53,901             48,354
Other                                                    140,966            153,822
                                                        --------           --------
                                                        $636,728           $615,635
                                                        ========           ========

Note 5

     Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at March 31, 1997 and 1996.

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

Note 6

     As of December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $23 million and $12.5 million, respectively. The net operating loss carryforwards begin expiring in 2002 and 1997, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.


RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 1997 AS COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 1996:

Operating summary                       ($ in thousands, except per-share amounts)
                                              Three months ended March 31,
                                                  1997          1996
                                               (unaudited)   (unaudited)
                                               -----------   -----------
         Sales                                   $  134        $  144
         Gross profit                            $   22        $    8
                      Percentage of sales            16 %           6 %
         Operating expenses                      $  792        $  514
                      Percentage of sales           591 %         357 %
         Operating loss                          $ (771)       $ (506)
         Other income                            $    3        $   10
                      Percentage of sales             2 %           7 %
         Net loss                                $ (777)       $ (497)

         Loss per share of common stock          $(0.06)       $(0.04)

     Sales decreased $10,000 for the first quarter of 1997 as compared to the same period of 1996. The Company's laser division had sales of $15,000 for the first quarter of 1997, a decrease of $26,000 from the $41,000 reported for the same period in 1996. The reduction is attributable principally to the Company's decision to cease marketing of its historic laser products in anticipation of launching its new hydro-kinetic tissue cutting system, the Millennium(TM), within the German market, scheduled for the second quarter of 1997. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-Q is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements".) Domestically, the Company anticipates the introduction of its laser-based tooth brush, the LaserBrush(TM), in the third quarter of 1997. (FLS) The Company does not expect significant sales based upon its hydro-kinetic technology in the domestic market unless and until it receives regulatory clearance to market its Millennium(TM) for certain hard-tissue applications within the dental field and other applications within the dermatological field.
(FLS) Sales for the Company's endodontic division were $127,000 for the first quarter of 1997 compared to $106,000 for the same period in 1996, an increase of $21,000 due principally to increased marketing by the Company at trade shows and conferences during the first quarter of 1997 compared to the same period in 1996.

     Gross profit increased to $22,000 during the first quarter of 1997, up $14,000 from the $8,000 reported for the comparable period in 1996. As a result of a reduction in fixed manufacturing costs offset by reduced sales, the Company's laser division experienced comparable losses of approximately $48,000 at the gross profit line in the quarters ended March 31, 1997 and 1996. The Company's endodontic division reported a gross profit of $70,000 for the first quarter of 1997 compared to a gross profit of $54,000 for the comparable period in 1996, reflecting increased sales.

     Operating expenses increased $278,000, or 54%, to $792,000 during the first quarter of 1997 from the $514,000 reported during the first quarter of 1996. Sales and marketing expenses were $274,000 during the first quarter of 1997 compared to $180,000 reported for the same period in 1996, an increase of $94,000 due principally to greater participation by the Company at dermatological and dental trade shows. General and administrative expenses increased $84,000 from the $152,000 reported during the first quarter of 1996 to $236,000 for the same period in 1997. The increase was due principally to higher legal, patent and insurance expenses incurred in the first quarter of 1997 as compared to the first quarter of 1996. Engineering and development expenses were $277,000 for the first quarter of 1997, an increase of $96,000 from the $181,000 reported during the same period in 1996. The increase was due principally to 1997 costs related to the completion of engineering prototypes of Millennium(TM), design of a new delivery system handpiece for Millennium(TM), continued costs related to the refinement of LaserBrush(TM) and various on-going clinical studies.

     The net loss for the first quarter of 1997 increased $271,000, or 55%, from the $497,000 reported for the same period in 1996, due principally to the increase in operating expenses previously discussed. The loss per share increased from $0.04 per share reported during the first quarter of 1996 to $0.06 per share from the first quarter of 1997. The increase in loss per share is attributable primarily to an increase in net loss.

LIQUIDITY AND CAPITAL RESOURCES

                                              ($ in thousands)
                                      March 31, 1997  December 31, 1996
                                                (unaudited)
                                      --------------  -----------------
         Cash and cash equivalents        $  461          $  349
         Marketable securities            $3,250          $3,500
         Working capital                  $3,627          $3,670

                                                                For The
                                                      Three Months Ended March 31,
                                                          1997           1996
                                                       (unaudited)    (unaudited)
                                                       -----------    -----------
         Net cash used by operating activities            $(837)        $(484)
         Net cash provided (used) by
           investing activities                           $ 150         $ (30)
         Net cash provided by financing activities        $ 799         $  28

     The Company's liquidity at March 31, 1997 was comparable to that of December 31, 1996. Cash and cash equivalents increased $112,000 due to cash proceeds received from the issuance of the Company's common stock through a private placement and the exercise of employee stock options, aggregating $799,000 and the liquidation of $250,000 in marketable securities, largely offset by cash used by operations of $837,000 and expenditures related to capital equipment and patent and trademark applications, aggregating $100,000. Working capital declined $43,000 to $3,627,000 at March 31, 1997, compared to the $3,670,000 reported at December 31, 1996. Cash used by operations increased $353,000 from the $484,000 reported during the first quarter of 1996 to $837,000 for the first quarter of 1997. This increase was due principally to the increased net loss experienced in the first quarter of 1997 and a rise in inventory partially offset by an increase in accounts payable associated with the ramp-up of manufacturing the Millennium(TM).

       The Company expects to record revenue from its first shipments of Millennium(TM) during the second quarter of 1997. These revenues are expected to be reflected as an account receivable in the Company's consolidated condensed balance sheet at June 30, 1997, with collection of such account receivable anticipated during the third quarter of 1997. (FLS) The Company's inventory and accounts payable levels should increase during the second quarter of 1997 to reflect an anticipated increase in Millennium(TM) production and inventory build-up in anticipation of commencement of LaserBrush(TM) production. (FLS) The Company is presently analyzing various computer software and hardware to meet its operational needs and anticipates capital expenditures to increase significantly during the second quarter of 1997. (FLS) Presently, no other significant capital expenditure projects are under consideration.

       The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stocks or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost curtailment. (FLS) The Company's focus has been realigned to emphasize the marketing of its laser-based hydro-kinetic tissue cutting system (the Millennium(TM) series), LaserBrush(TM) and other laser and endodontic products, and the continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.

       Based on the Company's current business plan, working capital should be sufficient to enable the Company to meet its obligations through early 1999, at which point, the Company would be dependent upon either the successful marketing of its Millennium(TM) and its soon to be released LaserBrush(TM) products or additional financing. (FLS) There are no assurances that the Company will be successful in either marketing its new products or obtaining financing required to sustain its operations. (FLS) If unsuccessful, the Company's ability to meet its obligations and to continue operations could be impaired. (FLS) The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

       Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through private placements or preferred and common stocks and the exercises of stock options and warrants. During the three years ended December 31, 1996, the Company has raised approximately $7,747,000 of equity funds. The Company obtained additional equity funding through the issuance of 200,000 shares of its common stock in a private placement resulting in net proceeds of approximately $720,000 during the three-month period ending March 31, 1997. Management believes that significant additional capital resources will be required to complete the FDA clearance to market the Company's hydro-kinetic and laser-based technologies for hard-tissue and dermatological applications in the United States and to fund the Company's working capital needs in the event the marketing of its new products does not generate sufficient profitability and cash flow by the end of 1998. (FLS) The Company expects to generate the necessary capital resources through the revenue generated by its new products, the issuance of equity securities in either public offerings or private placements, or debt financing. (FLS) No assurance can be given, however, that the Company will be able to obtain such capital resources.

FORWARD LOOKING STATEMENTS

       The forward looking statements contained in this Quarterly Report on Form 10-Q are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

       Few of the forward looking statements in this Quarterly Report on Form 10-Q deal with matters that are within the unilateral control of the Company. There is substantial regulation of the manufacture and sale of medical products, including many of the Company's products, by governmental agencies in the United States and foreign countries. These governmental agencies often have considerable discretion in determining whether and when to approve the marketing of the Company's products that have not yet received such approval.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not Yet Effective

PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       From time to time, the Company is involved in legal proceedings incidental to its business. It is management's opinion that pending actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.

ITEM 2.  CHANGES IN SECURITIES.

     On February 28, 1997, the Company completed a private placement in which it issued and sold 200,000 shares of its common stock to an accredited investor (the "Investor"). Gross proceeds from the private placement were $725,000 before direct expenses of approximately $5,000. The shares of common stock issued in connection with the private placement are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"). Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registration statement covering the resale of such shares.

       The offer and sale of common stock were exempt from the registration requirements of the Act under sections 4(2) and 4(6) as (i) a transaction by an issuer not involving a public offering, and (ii) a transaction involving offers or sales by an issuer solely to accredited investors that meet certain requirements under the Act. The Investor represented to and agreed with the Company that, among other things, (I) the Investor is an accredited investor,
(ii) the Investor was acquiring the shares of common stock for its own account, for investment, and not for resale, distribution or disposition, and (iii) the Investor will offer or sell the shares of common stock only if registered under the Act or pursuant to an exemption from the registration requirements of the Act. The certificates representing the securities so issued have restrictive legends endorsed thereon reflecting the restrictions on transferability arising out of the forgoing matters, and the Company has issued "stop transfer" instructions to its transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

ITEM 5.  OTHER INFORMATION.

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBITS

                  The following exhibits are being filed with this Quarterly
              Report on Form 10-Q or are incorporated by reference therein in accordance with the designated footnote references.

           3.     Articles of Incorporation and Bylaws

                  3.1      Restated Certificate of Incorporation, as amended.(2)
                  3.2      Amended and Restated Bylaws. (4)

           4.     Instruments Defining the Rights of Holders, including
                  Indentures

                  4.3 Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BioLase Technology, Inc. (7)
                  4.4      Form of Participant Stock Purchase Warrant
                           Certificate. (8)
                  4.5      Form of Agent Stock Purchase Warrant Certificate. (8)

           10.    Material Contracts

                  10.1 Premises Lease for 981 Calle Amanecer, San Clemente, California. (1)
                  10.9     1992 Stock Option Plan.  (1)
                  10.18    Amended and Restated 1993 Stock Option Plan.  (2)
                  10.18a First Amendment to Amended and Restated 1993 Stock Option Plan. (6)
                  10.19    Amended and Restated 1993 Stock Compensation Plan.
                           (3)
                  10.20 Form of 1993 Stock Option Agreement under the 1993 Stock Option Plan. (2)
                  10.21 Termination Agreement between the Company, Guy Levy and Francois Levy dated February 23, 1994. (2)
                  10.22    Placement Agent Agreement between the Company and
                           EuroCapital, Ltd. dated July 22, 1994. (3)
                  10.23    Form of Subscription Agreement, non-U.S. sales.  (3)
                  10.24    Placement Agent Agreement between the Company and
                           EuroCapital, Ltd. dated May 23, 1995. (4)
                  10.25    Amended and Restated 1993 Stock Option Plan.  (4)
                  10.26* Distribution Agreement between the Company and Orbis High Tech Dental GmbH. (8)

           16.4 Letter dated December 7, 1995 from KPMG Peat Marwick LLP, Certified Public Accountants. (5)

           27.    Financial Data Schedule (electronic filing only)


-------------------
          * Portions of this Agreement have been omitted pursuant to a confidentiality request filed with the Securities and Exchange Commission.

         (1) Filed with the Company's Registration Statement on Form S-1 dated October 9, 1992 and incorporated by reference.
         (2) Filed with the Company's 1993 Annual Report on Form 10-K dated April 14, 1994 and incorporated by reference.
         (3) Filed with Company's 1994 Third Quarter Report on Form 10-Q dated November 17, 1994 and incorporated by reference.
         (4) Filed with Company's 1995 Second Quarter Report on Form 10-QSB dated September 15, 1995 and incorporated by reference.
         (5) Filed with the Company's Current Report on Form 8-K dated December 7, 1995 and incorporated by reference.
         (6) Filed with the Company's 1995 Annual Report on Form 10-KSB dated May 6, 1996 and incorporated by reference.
         (7) Filed with the Company's 1996 Third Quarter Report on Form 10-QSB dated November 19, 1996 and incorporated by reference.
         (8) Filed with the Company's 1996 Annual Report on Form 10-KSB dated April 11, 1997 and incorporated by reference.

         (B)  REPORTS ON FORM 8-K

                  None

                                 SIGNATURE PAGE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BIOLASE TECHNOLOGY, INC.
                                            a Delaware Corporation



Date:      May 15, 1997                     /s/ Donald A. La Point
                                            ----------------------------
                                            Donald A. La Point
                                            President & Chief Executive Officer




Date:       May 15, 1997                    /s/ Stephen R. Tartamella
                                            ----------------------------
                                            Stephen R. Tartamella
                                            Vice President & Chief Financial
                                            Officer