Form 10-Q
period 1997-06-30
BIOLASE TECHNOLOGY INC
filed 1997-08-14
CIK 811240

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                  Conformed Copy
                                                                  --------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       for the quarterly period ended     June 30, 1997
                                        ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       for the transition period from ____________ to  _____________


                             Commission File Number
                                     0-19627
                                     -------


                            BIOLASE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                         87-0442441
(State or other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                   981 CALLE AMANECER, SAN CLEMENTE, CA 92673
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (714) 361-1200
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


COMMON STOCK, $.001 PAR VALUE                               13,428,450
-----------------------------                       --------------------------
        Title Class                                 Number of Shares Outstanding
                                                           at July 30, 1997

                            BIOLASE TECHNOLOGY, INC.

                                                                            Page Number
                                                                            -----------
PART 1.   FINANCIAL INFORMATION

          ITEM 1.    Financial Statements:

                     Consolidated Condensed Balance Sheets                      3

                     Consolidated Condensed Statements
                       of Operations                                            4

                     Consolidated Condensed Statement
                       of Stockholders' Equity                                  5

                     Consolidated Condensed Statements
                       of Cash Flows                                            6

                     Notes to Consolidated Condensed
                       Financial Statements                                     7

          ITEM 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations            9

          ITEM 3.    Quantitative and Qualitative
                       Disclosures About Market Risk                           14

PART II.  OTHER INFORMATION

          ITEM 1.    Legal Proceedings                                         14

          ITEM 2.    Changes in Securities                                     14

          ITEM 3.    Defaults Upon Senior Securities                           15

          ITEM 4.    Submission of Matters to a Vote of Security
                       Holders                                                 15

          ITEM 5.    Other Information                                         15

          ITEM 6.    Exhibits and Reports on Form 8-K                          15

SIGNATURE PAGE                                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            BIOLASE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        JUNE 30,1997
                                                        (UNAUDITED)     DECEMBER 31, 1997
                                                        ------------    -----------------
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                               $    313,409      $    349,457
Marketable securities                                      2,357,127         3,500,000
Accounts receivable, less allowance of $118,549
  in 1997 and $21,957 in 1996                                359,899           145,463
Inventories, net of reserves of $485,154 in 1997
  and 1996                                                   479,816           376,479
Prepaid expenses and other current assets                    133,427            73,723
                                                        ------------      ------------

TOTAL CURRENT ASSETS                                       3,643,678         4,445,122

Property, plant and equipment, less accumulated
  depreciation of $1,089,963 in 1997 and
  $1,035,648 in 1996                                         213,882           194,078
Patents, licenses and trademarks, less accumulated
  amortization of $327,614 in 1997 and 1996                   75,974            31,215
Other assets                                                  70,207            18,929
                                                        ------------      ------------
TOTAL ASSETS                                            $  4,003,741      $  4,689,344
                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                        $     63,107      $    109,582
Accrued expenses                                             581,042           615,635
Accrued costs related to dissolution of
  foreign subsidiary                                          43,074            46,167
Other current liabilities                                         --             3,980
                                                        ------------      ------------
TOTAL CURRENT LIABILITIES                                    687,223           775,364
                                                        ------------      ------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001, 1,000,000
  shares authorized:
    Series A 6% Redeemable Cumulative Convertible
    Preferred Stock, 1 share issued and outstanding
      at June 30, 1997 and December 31, 1996                      --                --
Common stock, par value, $.001, 50,000,000 shares
  authorized, issued 13,425,450 in 1997 and
  13,129,949 in 1996                                          13,425            13,130
Additional paid-in capital                                29,548,118        28,700,279
Accumulated deficit                                      (26,245,025)      (24,799,429)
                                                        ------------      ------------
NET STOCKHOLDERS' EQUITY                                   3,316,518         3,913,980
                                                        ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  4,003,741      $  4,689,344
                                                        ============      ============

     See accompanying notes to consolidated condensed financial statements.

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      JUNE 30,                           JUNE 30,
                                          -----------------------------       -----------------------------
                                              1997             1996               1997             1996
                                         ------------      ------------       -----------      ------------
Sales                                    $    432,941      $    161,137       $   567,346      $    304,752
Cost of sales                                 330,376           136,072           443,246           271,895
                                         ------------      ------------      ------------      ------------
        Gross profit                          102,565            25,065           124,100            32,857
                                         ------------      ------------      ------------      ------------
Operating expenses:
     Sales and marketing                      222,210           137,007           496,013           317,148
     General and administrative               409,365           257,722           650,607           409,824
     Engineering and development              274,181           246,411           546,866           426,928
     Litigation and settlement costs            3,582             2,147             8,337             3,581
                                         ------------      ------------      ------------      ------------

        Total operating expenses              909,338           643,287         1,701,823         1,157,481
                                         ------------      ------------      ------------      ------------

        Loss from operations                 (806,773)         (618,222)       (1,577,723)       (1,124,624)

Other income
     Interest income, net                     128,911             7,210           132,127            16,894
                                         ------------      ------------      ------------      ------------

        Net loss                         $   (677,862)     $   (611,012)     $ (1,445,596)     $ (1,107,730)
                                         ============      ============      ============      ============
Loss per share of common stock           $      (0.05)     $      (0.05)     $      (0.11)     $      (0.10)
                                         ============      ============      ============      ============

Weighted average shares outstanding        13,409,608        11,299,783        13,250,603        11,276,800
                                         ============      ============      ============      ============

     See accompanying notes to consolidated condensed financial statements.

                            BIOLASE TECHNOLOGY, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     Additional                          Net
                                       Preferred Stock           Common Stock          Paid-in     Accumulated       Stockholders'
                                      Shares     Amount        Shares    Amount        Capital       Deficit            Equity
                                      ------     ------        ------    ------        -------     -----------       ------------
Balance at December 31, 1996              1     $  --       13,129,949   $13,130    $ 28,700,279   $(24,799,429)     $ 3,913,980

Exercise of stock options                --        --           95,500        95         128,154             --          128,249

Private placement of
  common stock                           --        --          200,000       200         719,685             --          719,885

Issuance of shares for
  fractional interest on
  reverse split                          --        --                1        --              --            --                --

Net loss                                 --        --               --        --              --   $  1,445,596)      (1,445,596)
                                       ------   -----       ----------   -------    ------------   ------------      -----------
Balance at June 30, 1997                  1     $  --       13,425,450   $13,425    $ 29,548,118   $(26,245,025)     $ 3,316,518
                                      =======   =====       ==========   =======    ============   ============      ===========


     See accompanying notes to consolidated condensed financial statements.

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                            JUNE 30
                                                  --------------------------
                                                      1997           1996
                                                  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(1,445,596)   $(1,107,730)
Adjustments to reconcile net loss to net
  cash used by operating activities:
     Depreciation and amortization                     55,357         78,691
     Provision for bad debt                            95,627             --

     Changes in operating assets and
        liabilities:
        Accounts receivable                          (310,063)        32,489
        Inventories                                  (103,337)       (75,131)
        Prepaid expenses and other assets            (110,982)        35,772
        Accounts payable                              (46,475)        26,190
        Accrued expenses                              (34,593)        55,619
        Accrued costs related to dissolution of
          foreign subsidiary                           (3,093)       (23,934)
        Other current liabilities                      (3,980)       (23,000)
                                                  -----------    -----------

        NET CASH USED BY OPERATING ACTIVITIES      (1,907,135)    (1,001,034)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                       1,142,873             --
Additions to property, plant and equipment            (75,161)       (35,697)
Additions to patents, licenses and trademarks         (44,759)       (12,247)
                                                  -----------    -----------

        NET CASH PROVIDED (USED) BY INVESTING       1,022,953        (47,944)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                 --        (10,444)
Proceeds from issuance of common stock, net           719,885             --
Proceeds from exercise of stock options               128,249        119,290
                                                  -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES     848,134        108,846
                                                  -----------    -----------

Decrease in cash and cash equivalents                 (36,048)      (940,132)
Cash and cash equivalents at beginning of
    period                                            349,457      1,565,655
                                                  -----------    -----------

Cash and cash equivalents at end of period        $   313,409    $   625,523
                                                  ===========    ===========


Supplemental cash flow disclosure:
     Cash paid during the period for interest     $     2,276    $     2,584
                                                  ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                            BIOLASE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


Note 1
------

         The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as at and the results of operations for the three and six-month periods ended June 30, 1997.

         The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,463,259, $2,023,822 and $3,050,333 for the years ended December 31, 1996, 1995, and 1994, respectively, and a net loss of $1,445,596 for the six-month period ended June 30, 1997 and has an accumulated deficit of $26,245,025 at June 30, 1997. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

         The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stocks or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost containment. The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system (the Millennium(TM)), its DermaLase(TM) system which is a variation of the Millennium(TM), LaserBrush(TM), a light-activating toothbrush and other laser and endodontic products, and the continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.

         Based on the Company's current business plan, working capital should be sufficient to enable the Company to meet its obligations through mid-1998, at which point, the Company would be dependent upon either the successful marketing of its Millennium(TM) and its soon to be released DermaLase(TM) and LaserBrush(TM) products or additional financing. There are no assurances that the Company will be successful in either marketing its new products or obtaining financing required to sustain its operations. If unsuccessful, the Company's ability to meet its obligations and to continue operations could be impaired. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

         Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through private placements of preferred and common stocks and the exercises of stock options and warrants. During the three years ended December 31, 1996, the Company has raised approximately $7,747,000 of equity funds. The Company obtained additional equity funding through the issuance of 200,000 shares of its common stock in a private placement resulting in net proceeds of approximately $720,000 during the six-month period ended June 30, 1997. Management believes that significant additional resources will be required by mid-1998 to complete the process designed to lead to FDA clearance to market the Company's laser-based technologies for hard tissue and certain additional soft tissue applications in the United States and to fund the Company's working capital needs. The Company expects to generate the necessary capital resources through the revenue generated by its new products, the issuance of equity securities in either public offerings or private placements, or debt financing. No assurances can be given, however, that the Company will be able to obtain such capital resources.

         Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note 2
------


Inventories, net of reserves,                    June 30, 1997
consist of the following:                         (unaudited)      December 31, 1996
                                                 -------------     -----------------
Raw materials                                       $234,086           $ 96,823
Work-in-process                                       49,009                 --
Finished goods                                       196,721            279,656
                                                    --------           --------
                                                    $479,816           $376,479
                                                    ========           ========

Note 3
------


Property, plant and equipment,                   June 30, 1997
at cost, consist of the following:                (unaudited)       December 31, 1996
                                                 -------------      -----------------
Leasehold improvements                            $   149,282          $   149,282
Equipment and computers                               740,545              725,882
Furniture and fixtures                                166,664              107,208
Demonstration units                                   247,354              247,354
                                                  -----------          ------------

              Total cost                            1,303,845            1,229,726

Less, accumulated depreciation and amortization    (1,089,963)          (1,035,648)
                                                  -----------          -----------
                                                  $   213,882          $   194,078
                                                  ===========          ===========

Note 4
------


Accrued expenses consist of the following:         June 30, 1997
                                                    (unaudited)     December 31, 1996
                                                  --------------    -----------------
Accrued professional fees                            $137,576           $158,416
Accrued legal and litigation costs                    109,340             88,292
Accrued private placement costs                        46,613             72,984
Sales tax payable                                      44,759             46,514
Accrued rent                                           27,855             32,253
Accrued warranty                                       15,000             15,000
Accrued vacation                                       61,923             48,354
Other                                                 137,976            153,822
                                                     --------           --------
                                                     $581,042           $615,635
                                                     ========           ========

Note 5
------

         Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at June 30, 1997 and 1996.

Note 6
------

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

Note 7
------

         In February, 1997, the Financial Accounting Standards Board (`FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

RESULTS OF OPERATIONS - THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AS COMPARED WITH THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1996:

Operating Summary                      ($ in thousands, except per-share amounts)
                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                        ------------------     ----------------
                                         1997       1996       1997        1996
                                         ----       ----       ----        ----
Sales                                   $  433     $  161     $   567     $   305
Gross profit                            $  103     $   25     $   124     $    33
    Percentage of sales                     24 %       16 %        22 %        11 %
Sales and marketing expenses            $  222     $  137     $   496     $   317
General and administrative expenses     $  409     $  258     $   651     $   410
Engineering and development expenses    $  274     $  246     $   547     $   427
Litigation and settlement expenses      $    4     $    2     $     8     $     4
Operating loss                          $ (807)    $ (618)    $(1,578)    $(1,125)
Interest income, net                    $  129     $    7     $   132     $    17
Net loss                                $ (678)    $ (611)    $(1,446)    $(1,108)
Loss per share of common stock          $(0.05)    $(0.05)    $ (0.11)    $ (0.10)

         Sales were $433,000 during the second quarter of 1997, an increase of $272,000 from the $161,000 reported during the same period in 1996. The increase was related solely to the laser division and the sale of its first production units of the Millennium(TM) system to its German distributor. The units delivered during June, 1997 included demonstration units on which the Company provided a discount from the normal pricing. Shipments of the Company's traditional laser products decreased slightly during the second quarter of 1997, compared to the same period in 1996. The Company has received an order from its German distributor for 1997 third quarter shipments of approximately $500,000 which such order shall be shipped under normal pricing. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-Q is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements".) The Company's endodontic division reported sales during the second quarter of 1997 that were comparable to those reported during the same period in 1996.

         Sales for the first half of 1997 increased to $567,000, an increase of $262,000 from the $305,000 reported during the first half of 1996. The increase was due to the Millennium(TM) system production units shipped in the second quarter of 1997, offset to a modest extent by a $23,000 decrease in sales reported by the Company's endodontic division for the first half of 1997 compared to the same period in 1996.

         In July, 1997, the Company received clearance from the Food and Drug Administration ("FDA") to market a laser-based surgical tissue cutting system in the United States that utilizes a variation of the Millennium(TM) technology for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce to the domestic market a laser-based system in a configuration that is designed for lower power settings than those of the Millennium(TM) system, under the name DermaLase(TM), during September 1997. (FLS) The Company is presently developing its marketing plan for the

DermaLase(TM) system and anticipates sales of this product during the fourth quarter of 1997. (FLS)

         Gross profit increased to $103,000 during the second quarter of 1997, up $78,000 from the $25,000 reported for the comparable period in 1996. The Company's laser division reported gross profit of $39,000 for the second quarter of 1997, an increase of $74,000 from the gross loss of $35,000 reported for the same period in 1996. Gross profit margins attributable to the Millennium(TM) units shipped to Germany during the second quarter of 1997 were lower than expected due to both production inefficiencies realized during the first production run and a discount provided to the German distributor on this first order of Millennium(TM) units. The design and manufacturing of various test and production fixtures contributed to the manufacturing inefficiencies experienced during the second quarter of 1997. The Company expects to realize improved margins on its Millennium(TM) sales during the balance of 1997, although, costs related to improving the production layout and efficiencies are anticipated to hinder margins in the third quarter of 1997. (FLS) The Company's endodontic division's gross profit for the second quarter of 1997 was comparable to that reported during the second quarter of 1996. Gross profits for the first half of 1997 were $124,000 compared to $33,000 in the first half of 1996, an increase of $91,000. The increase is due principally to the gross profits related to the Millennium(TM) unit sales shipped during the second quarter of 1997 combined with a slight increase in the gross profits reported by the Company's endodontic division of approximately $19,000 above those reported during the first half of 1996.

         Sales and marketing expenses increased $85,000 to $222,000 during the second quarter of 1997 compared to $137,000 reported during the comparable period in 1996. During the first half of 1997, sales and marketing expenses were $496,000 compared to $317,000 reported during the first half of 1996, an increase of $179,000. The increases were due principally to greater participation by the Company at various dermatological and dental trade shows during the respective periods during 1997 as compared to those same periods in 1996.

         General and administrative expenses increased $151,000 during the second quarter of 1997 to $409,000 compared to $258,000 reported during the same period in 1996. The increase was due principally to a $96,000 provision for bad debt as a result of a bank claiming technical defects in documentation and thereby refusing to honor a letter of credit for goods shipped to a foreign customer. The Company has recently filed a complaint against the foreign customer in the United States District Court for various claims including the collection of the debt. See "Part II - Other Information, Item 1 Legal Proceedings". Additional items contributing to the increase in general and administrative expenses during the second quarter of 1997 were due to increases in: (i) insurance costs related to directors' and officers' liability insurance,
(ii) legal costs, and (iii) payroll expense related to increased administrative personnel. The Company intends to increase its administrative staff by approximately three during the third quarter of 1997. (FLS) General and administrative expenses increased $241,000 during the first half of 1997 to $651,000 from the $410,000 reported during the same period in 1996 due principally to the $96,000 provision for bad debt discussed previously and similar increases experienced during the second quarter of 1997 in insurance, legal, and payroll related costs.

         Engineering and development expenses reported during the second quarter of 1997 were $274,000, an increase of $28,000 from the $246,000 reported during the second quarter of 1996. The increase during the second quarter of 1997 was due principally to: (i) costs related to clinical studies utilizing the Company's HydroKinetic(TM) technology in its attempt to obtain clearance by the FDA to market the Millennium(TM) system for certain dental hard tissue applications, and (ii) final development costs related to the Company's soon-to-be-released LaserBrush(TM), anticipated for launching during the fourth quarter of 1997. (FLS) The increase was offset somewhat by a reduction in project design costs related to the Millennium(TM) system as the present version was placed into production during the second quarter of 1997.
During the
first half of 1997, engineering and development expenses increased $120,000 to $547,000, from the $427,000 reported for the first half of 1996. The increase was due principally to 1997 costs related to the completion of engineering prototypes of Millennium(TM) and design and development costs related to LaserBrush(TM), and the clinical studies previously discussed.

         Interest income, net, increased $122,000 and $115,000 during the second quarter and first half of 1997, respectively, compared to the second quarter and first half of 1996. The increases were due to the Company recording approximately $130,000 of interest income representing interest paid on certain invested funds for the first half of 1997.

         The net losses reported during the second quarter and first half of 1997 increased $67,000 and $338,000, respectively, to $678,000 and $1,446,000, respectively, from the $611,000 and $1,108,000 reported during the respective periods in 1996. The increased net losses are due principally to the increases in: (i) production design and layout costs related to the manufacturing of the Millennium(TM) systems, and (ii) operating expenses including the provision for bad debt of $96,000, partially offset by the gross profit related to the Millennium(TM) unit shipments and interest income.

LIQUIDITY AND CAPITAL RESOURCES

                                                  ($ in thousands)
                                           June 30, 1997       December 31, 1996
                                            (unaudited)
                                            -----------          -----------
Cash and cash equivalents                     $   313              $   349
Marketable securities                         $ 2,357              $ 3,500
Working capital                               $ 2,956              $ 3,670

                                            For the Six Months Ended June 30,
                                            ---------------------------------
                                                1997                 1996
                                            (unaudited)          (unaudited)
                                            -----------          -----------
Net cash used by operating activities         $(1,907)             $(1,001)
Net cash provided (used) by
  investing activities                        $ 1,023              $   (48)
Net cash provided by financing activities     $   848              $   109


         The Company's liquidity declined from December 31, 1996 to June 30, 1997 due principally to the losses incurred during the first half of 1997. Cash, cash equivalents and marketable securities decreased $1,179,000 due principally to (i) cash used by operations of $1,907,000, and (ii) expenditures related to capital equipment and patent and trademark applications, aggregating $120,000, partially offset by (a) net proceeds of $720,000 received from the issuance of the Company's common stock through a private placement, and (b) proceeds received from the exercise of employee stock options, aggregating $128,000. Working capital declined $714,000 to $2,956,000 at June 30, 1997, compared to the $3,670,000 reported at December 31, 1996. The decline was due principally to the net decrease in cash, cash equivalents and marketable securities of $1,179,000, partially offset by (i) a $214,000 increase in net accounts receivable, reflecting principally the shipment of the Millennium(TM) units partially offset by the provision for bad debt recorded in June 1997, (ii) an increase in inventories of $104,000 as a result of the build up of material for third quarter production, (iii) an increase in prepaid assets of $59,000 represented principally by increased balances in prepaid insurance related to directors' and officers' liability insurance, and (iv) a decrease in current liabilities of $88,000 due primarily to reductions in trade accounts payable and accrued expenses. Cash used by operations for the first half of 1997 increased $906,000 from cash used during the first half of 1996 due principally to (i) $338,000 in additional net loss reported partially offset by increased non-cash components amounting to $72,000, (ii) $517,000 in increased operating assets, and (iii) $123,000 in reduced current liabilities. Net cash provided by investing activities increased $1,071,000 due to $1,143,000 in sales of certain of the Company's United States Treasury notes, reduced by $72,000 in lower expenditures for capital equipment and patents, licenses and trademarks during the first half of 1997 compared to the same period in 1996. Net cash provided by financing activities increased $739,000 due principally to proceeds received in February, 1997 from a private placement of the Company's common stock.

         The Company recorded revenue from its first shipments of Millennium(TM) during the second quarter of 1997, which amount was reflected as an account receivable in the Company's consolidated condensed balance sheet at June 30, 1997; full payment was received on the receivable in July 1997. The Company's inventory and accounts payable levels are expected to increase during the third quarter of 1997 to reflect anticipated increases in Millennium(TM) production and sales, and the scheduled commencement of DermaLase(TM) and LaserBrush(TM) production. (FLS) The Company is presently analyzing various computer software and hardware to meet its operational needs and anticipates capital expenditures to increase significantly during the fourth quarter of 1997. (FLS) Presently, no other significant capital expenditure projects are under consideration.

         The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stocks or through borrowings until it achieves sustained profitability through increased sales, product improvement through engineering, and cost containment. (FLS) The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM), its soon-to-be-released LaserBrush(TM) and a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which shall be configured to accommodate applications in dermatology and general soft-tissue surgery.
(FLS)

         Based on the Company's current business plan, working capital should be sufficient to enable the Company to meet its obligations through mid-1998, at which point, the Company would be dependent upon either the successful marketing of its Millennium(TM) and its soon to be released LaserBrush(TM) and DermaLase(TM) products or additional financing. (FLS) There are no assurances that the Company will be successful in either marketing its new products or obtaining financing required to sustain its operations. (FLS) If unsuccessful, the Company's ability to meet its obligations and to continue operations could be impaired. (FLS) The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Yet Effective


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On August 8, 1997, the Company filed a complaint in the United States District Court for the Central District of California, Southern Division, in an action entitled BioLase Technology, Inc. v. Rudolf Schneider and Dental-Fachhandel. In this action, the Company is seeking to recover from a former distributor (i) lost profits alleged to be no less than $500,000 attributable to the former distributor's failure to perform its obligations, particularly its commitment to purchase minimum quantities of products, pursuant to the distribution agreement between the Company and this distributor, and (ii) $96,000 in amounts owed to the Company by this former distributor for goods sold and delivered and services performed by the Company. As the complaint has just been filed, the defendants have not yet answered the complaint.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Following are the results of matters submitted to a vote at the Annual Stockholders' Meeting held May 20, 1997:

         (1) The election of the following individuals to the Company's Board of Directors, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:


                                          Votes For           Votes Against         Abstentions
                                          ---------           -------------         -----------
       Donald A. La Point                 8,028,850                 -                    -
       Federico Pignatelli                8,028,850                 -                    -
       George V. d'Arbeloff               8,028,850                 -                    -

         (2) The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the year ended December 31, 1997. The number of votes cast for were 8,036,559; votes cast against were 5,575; there were no abstentions.

ITEM 5.  OTHER INFORMATION.

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS

             3.     Articles of Incorporation and Bylaws:

                    3.1    Restated Certificate of Incorporation, as amended.(1)

                    3.2    Amended and Restated Bylaws.(1)

             27.    Financial Data Schedule (electronic filing only)

-----------------
         (1) Filed with the Company's Registration Statement on Form S-1 dated July 10, 1997 and incorporated by reference.

         (B) REPORTS ON FORM 8-K

             None

                                 SIGNATURE PAGE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIOLASE TECHNOLOGY, INC.
                                        a Delaware Corporation

Date: August 14, 1997                   /s/ DONALD A. LA POINT
                                        ---------------------------------------
                                        Donald A. La Point
                                        President & Chief Executive Officer

Date: August 14, 1997                  /s/ STEPHEN R. TARTAMELLA
                                       ----------------------------------------
                                       Stephen R. Tartamella
                                       Vice President & Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  3.              Articles of Incorporation and Bylaws:

  3.1             Restated Certificate of Incorporation, as amended.(1)

  3.2             Amended and Restated Bylaws.(1)

 27               Financial Data Schedule (electronic filing only)

-------------------
(1) Filed with the Company's Registration Statement on Form S-1 dated July 10, 1997 and incorporated by reference.