Form 10-Q
period 1997-09-30
BIOLASE TECHNOLOGY INC
filed 1997-11-19
CIK 811240

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                  Conformed Copy

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997
                                                          ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                             Commission File Number
                                     0-19627
                                     -------

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

                               Yes  [X]  No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   COMMON STOCK, $.001 PAR VALUE                       13,446,450
   -----------------------------              ------------------------
            Title Class                       Number of Shares Outstanding
                                                  at October 31, 1997

                            BIOLASE TECHNOLOGY, INC.

                                                                           Page Number
                                                                           -----------
PART 1.    FINANCIAL INFORMATION

           ITEM 1.         Financial Statements:

                             Consolidated Condensed Balance Sheets             3

                             Consolidated Condensed Statements
                               of Operations                                   4

                             Consolidated Condensed Statement
                               of Stockholders' Equity                         5

                             Consolidated Condensed Statements
                               of Cash Flows                                   6

                             Notes to Consolidated Condensed
                               Financial Statements                            7

           ITEM 2.         Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    10

           ITEM 3.         Quantitative and Qualitative
                             Disclosures About Market Risk                    14

PART II.   OTHER INFORMATION

           ITEM 1.         Legal Proceedings                                  14

           ITEM 2.         Changes in Securities                              14

           ITEM 3.         Defaults Upon Senior Securities                    15

           ITEM 4.         Submission of Matters to a Vote of Security
                             Holders                                          15

           ITEM 5.         Other Information                                  15

           ITEM 6.         Exhibits and Reports on Form 8-K                   15

SIGNATURE PAGE                                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            BIOLASE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               SEPTEMBER 30,
                                                                                  1997            DECEMBER 31,
                                                                               (UNAUDITED)            1996
                                                                               ------------       ------------
ASSETS:
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    262,353       $    349,457
    Marketable securities                                                         1,867,297          3,500,000
    Accounts receivable, less allowance of $118,464 in 1997
         and $21,957 in 1996                                                        576,136            145,463
    Inventories, net of reserves of $485,154 in 1997 and 1996                       496,729            376,479
    Prepaid expenses and other current assets                                       127,097             73,723
                                                                               ------------       ------------
       TOTAL CURRENT ASSETS                                                       3,329,612          4,445,122

Property, plant and equipment, less accumulated depreciation of
     $1,115,265 in 1997 and $1,035,648 in 1996                                      191,867            194,078
Patents, licenses  and trademarks, less accumulated amortization of
     $327,614 in 1997 and 1996                                                       86,423             31,215
Other assets                                                                         70,207             18,929
                                                                               ------------       ------------
       TOTAL ASSETS                                                            $  3,678,109       $  4,689,344
                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
    Accounts payable                                                           $    269,115       $    109,582
    Accrued expenses                                                                560,660            615,635
    Accrued costs related to dissolution of foreign subsidiary                       38,943             46,167
    Other current liabilities                                                            --              3,980
                                                                               ------------       ------------
       TOTAL CURRENT LIABILITIES                                                    868,718            775,364
                                                                               ------------       ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001, 1,000,000 shares authorized: Series
          A 6% Redeemable Cumulative Convertible Preferred Stock, 1 share issued and outstanding at September 30, 1997
          and December 31, 1996                                                          --                 --
    Common stock, par value, $.001, 50,000,000 shares
          authorized, issued 13,427,450 in 1997 and 13,129,949 in 1996               13,427             13,130
    Additional paid-in capital                                                   29,554,236         28,700,279
    Accumulated deficit                                                         (26,758,272)       (24,799,429)
                                                                               ------------       ------------
       NET STOCKHOLDERS' EQUITY                                                   2,809,391          3,913,980
                                                                               ------------       ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  3,678,109       $  4,689,344
                                                                               ============       ============


          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                        ------------------------------      ------------------------------
                                            1997              1996              1997              1996
                                        ------------      ------------      ------------      ------------
Sales                                   $    604,681      $    132,098      $  1,172,027      $    436,850
Cost of sales                                426,893           118,937           870,139           390,832
                                        ------------      ------------      ------------      ------------
       Gross profit                          177,788            13,161           301,888            46,018
                                        ------------      ------------      ------------      ------------
Operating expenses:
    Sales and marketing                      189,953           150,438           685,966           467,586
    General and administrative               283,154           189,661           925,753           599,485
    Engineering and development              245,916           239,972           801,119           666,900
    Litigation and settlement costs            5,308             3,209            13,645             6,790
                                        ------------      ------------      ------------      ------------
       Total operating expenses              724,331           583,280         2,426,483         1,740,761
                                        ------------      ------------      ------------      ------------
       Loss from operations                 (546,543)         (570,119)       (2,124,595)       (1,694,743)
Other income
    Interest income, net                      33,296             1,881           165,752            18,775
                                        ------------      ------------      ------------      ------------
       Net loss                         $   (513,247)     $   (568,238)     $ (1,958,843)     $ (1,675,968)
                                        ============      ============      ============      ============
Loss per share of common stock          $      (0.04)     $      (0.05)     $      (0.15)     $      (0.15)
                                        ============      ============      ============      ============
Weighted average shares outstanding       13,426,972        11,321,054        13,309,822        11,291,659
                                        ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                             Preferred Stock         Common Stock       Additional                         Net
                                             ---------------   ----------------------     Paid-in      Accumulated     Stockholders'
                                             Shares   Amount      Shares      Amount      Capital        Deficit          Equity
                                             ------   ------   ------------   -------   ------------   ------------    ------------
Balance at December 31, 1996                      1   $   --     13,129,949   $13,130   $ 28,700,279   $(24,799,429)   $  3,913,980

Exercise of stock options                        --       --         95,500        95        128,154             --         128,249

Private placement of common stock                --       --        200,000       200        719,685             --         719,885

Issuance of common stock for services            --       --          2,000         2          6,118             --           6,120

Issuance of shares for fractional interest
  on reverse split                               --       --              1        --             --             --              --

Net loss                                         --       --             --        --             --     (1,958,843)     (1,958,843)
                                             ------   ------   ------------   -------   ------------   ------------    ------------
Balance at September 30, 1997                     1   $   --     13,427,450   $13,427   $ 29,554,236   $(26,758,272)   $  2,809,391
                                             ======   ======   ============   =======   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                        -----------------------------
                                                                            1997              1996
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(1,958,843)      $(1,675,968)
Adjustments to reconcile net loss to net cash used by
 operating activities:
     Depreciation and amortization                                           80,658           116,302
     Issuance of common stock for services                                    6,120                --
     Provision for bad debt                                                  95,621                --

     Changes in operating assets and liabilities:
        Accounts receivable                                                (526,294)           32,569
        Inventories                                                        (120,250)          (36,924)
        Prepaid expenses and other assets                                  (104,652)           12,226
        Accounts payable                                                    159,533            97,195
        Accrued expenses                                                    (54,975)           33,226
        Accrued costs related to dissolution of foreign subsidiary           (7,224)          (42,943)
        Other current liabilities                                            (3,980)          (23,000)
                                                                        -----------       -----------
        NET CASH USED BY OPERATING ACTIVITIES                            (2,434,286)       (1,487,317)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                                             1,632,703                --
Additions to property, plant and equipment                                  (78,447)          (39,539)
Additions to patents, licenses and trademarks                               (55,208)          (18,790)
                                                                        -----------       -----------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  1,499,048           (58,329)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                       --           (15,538)
Proceeds from issuance of common stock, net                                 719,885                --
Proceeds from exercise of stock options                                     128,249           120,039
                                                                        -----------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                           848,134           104,501
                                                                        -----------       -----------

Decrease in cash and cash equivalents                                       (87,104)       (1,441,145)
Cash and cash equivalents at beginning of period                            349,457         1,565,655
                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $   262,353       $   124,510
                                                                        ===========       ===========

Supplemental cash flow disclosure:
     Cash paid during the period for interest                           $     3,014       $     3,024
                                                                        ===========       ===========


          See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

Note 1

      The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as at and the results of operations for the three and nine-month periods ended September 30, 1997.

      The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,463,259, $2,023,822 and $3,050,333 for the years ended December 31, 1996, 1995, and 1994, respectively, and a net loss of $1,958,843 for the nine-month period ended September 30, 1997 and has an accumulated deficit of $26,758,272 at September 30, 1997. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

      The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stocks or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost containment. The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system (the Millennium(TM)), its DermaLase(TM) system, which is a variation of the Millennium(TM), LaserBrush(TM), a light-activating toothbrush and other laser and endodontic products, and the continued development of biomaterial products and cost-effective laser technologies for medical and dental surgical applications.

      Based on the Company's current business plan, which contemplates the successful marketing of its Millennium(TM) and its soon to be released DermaLase(TM) and LaserBrush(TM) products, the Company anticipates that it will need additional financing during the first half of 1998 to support additional working capital requirements. There are no assurances that the Company will be successful in obtaining such financing. If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments. If the Company were to continue to be unable to obtain such financing, its ability to meet its obligations and to continue operations could be impaired. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

      Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through private placements of preferred and common stocks and the exercises of stock options and warrants. During the three years ended December 31, 1996, the Company has raised approximately $7,747,000 of equity funds. The Company obtained additional equity funding through the issuance of 200,000 shares of its common stock in a private placement resulting in net proceeds of approximately

$720,000 during the nine-month period ended September 30, 1997. Management believes that significant additional resources will be required by the first quarter of 1998 to complete the process designed to lead to FDA clearance to market the Company's laser-based technologies for hard tissue applications in the United States and to fund the Company's working capital needs. The Company expects to generate the necessary capital resources through the revenue generated by its new products, the issuance of equity securities in either public offerings or private placements, or debt financing. No assurances can be given, however, that the Company will be able to obtain such capital resources.

      Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note 2

Inventories, net of reserves, consist of the following:

                                            September 30, 1997
                                               (unaudited)         December 31, 1996
                                            -------------------    -----------------
Raw materials                                    $179,059               $ 96,823
Work-in-process                                   130,000                     --
Finished goods                                    187,670                279,656
                                                 --------               --------
                                                 $496,729               $376,479
                                                 ========               ========

Note 3

Property, plant and equipment, at cost, consist of the following:

                                                September 30, 1997
                                                    (unaudited)          December 31, 1996
                                                -------------------      -----------------
Leasehold improvements                              $   149,282             $   149,282
Equipment and computers                                 743,028                 725,882
Furniture and fixtures                                  167,468                 107,208
Demonstration units                                     247,354                 247,354
                                                    -----------             -----------
           Total cost                                 1,307,132               1,229,726

Less, accumulated depreciation and amortization      (1,115,265)             (1,035,648)
                                                    -----------             -----------
                                                    $   191,867             $   194,078
                                                    ===========             ===========

Note 4

Accrued expenses consist of the following:

                                                September 30, 1997
                                                    (unaudited)            December 31, 1996
                                                ------------------         -----------------
Accrued professional fees                           $  151,406               $  158,416
Accrued legal and litigation costs                     106,313                   88,292
Accrued private placement costs                             --                   72,984
Sales tax payable                                       45,385                   46,514
Accrued rent                                            25,656                   32,253
Accrued warranty                                        15,000                   15,000
Accrued vacation                                        53,841                   48,354
Accrued clinical studies                                41,800                       --
Other                                                  121,259                  153,822
                                                    ----------               ----------
                                                    $  560,660               $  615,635
                                                    ==========               ==========

Note 5

      Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at September 30, 1997 and 1996.

Note 6

      As of December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $23 million and $12.5 million, respectively. These net operating loss carryforwards begin expiring in 2002 and 1997, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Note 7

      In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

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

RESULTS OF OPERATIONS - THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AS COMPARED WITH THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996:

Operating summary

                                                     ($ in thousands, except per-share amounts)
                                        Three months ended September 30,    Nine months ended September 30,
                                        --------------------------------    -------------------------------
                                              1997             1996             1997             1996
                                            --------         --------         --------         --------
Sales                                       $    604         $    132         $  1,172         $    437

Gross profit                                $    178         $     13         $    302         $     46
    Percentage of sales                           29%              10%              26%              11%

Sales and marketing expenses                $    190         $    150         $    686         $    468

General and administrative expenses         $    283         $    190         $    926         $    599

Engineering and development expenses        $    246         $    240         $    801         $    667

Litigation and settlement expenses          $      5         $      3         $     14         $      7

Operating loss                              $   (547)        $   (570)        $ (2,125)        $ (1,695)

Interest income, net                        $     33         $      2         $    166         $     19

Net loss                                    $   (513)        $   (568)        $ (1,959)        $ (1,676)

Loss per share of common stock              $  (0.04)        $  (0.05)        $  (0.15)        $  (0.15)

      Sales were $605,000 during the third quarter of 1997, an increase of $473,000 from the $132,000 reported during the same period in 1996. The increase was related solely to the sales of Millennium(TM) systems to the Company's German distributor. The sales of endodontic products during the third quarter of 1997 were comparable to those reported for the same quarter in 1996.

      Sales for the nine-month period ended September 30, 1997 increased to $1,172,000, up $735,000 from the $437,000 reported for the comparable period in 1996. The increase was due to shipments of the Millennium(TM) system combined with an increase in sales of endodontic products amounting to approximately $105,000 for the nine-month period ended September 30, 1997 compared to the same period in 1996.

      In July, 1997, the Company received clearance from the Food and Drug Administration ("FDA") to market a laser-based surgical tissue cutting system in the United States that utilizes a variation of the Millennium(TM) technology for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce to the domestic market a laser-based system in a configuration that is designed for lower power settings than those of the Millennium(TM) system, under the name DermaLase(TM). (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-Q is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements".) The Company is presently developing its marketing plan for the DermaLase(TM) system and anticipates commencement of production of DermaLase(TM) in the first quarter of 1998. (FLS)

      Gross profit increased to $178,000 for the third quarter of 1997, up $165,000 from the $13,000 reported for the third quarter in 1996. The Company's laser-based products provided gross profit of $132,000 for the third quarter of 1997, an increase of $170,000 from the gross loss of $38,000 reported for the same period in 1996. Gross profit margins attributable to the Millennium(TM) units shipped to Germany during the third quarter of 1997 improved from the preceding quarter, but were still below anticipated levels. (FLS) The continued design and manufacturing of various test and production fixtures contributed to the manufacturing inefficiencies experienced during the third quarter of 1997. The Company expects to realize improved margins on its Millennium(TM) sales during the balance of 1997 through improved production layouts and efficiencies and improved pricing in its cost of materials. (FLS) The gross profit from the sale of endodontic products during the third quarter of 1997 was comparable to that reported for the third quarter of 1996. Gross profits for the first nine months of 1997 were $302,000 compared to $46,000 in the first nine months of 1996, an increase of $256,000. The increase is due principally to the gross profits related to the Millennium(TM) unit sales shipped during the first nine months of 1997 combined with a slight increase in the gross profit realized on the Company's endodontic products.

      Sales and marketing expenses increased $40,000 to $190,000 during the third quarter of 1997 compared to $150,000 reported for the comparable period in 1996. During the first nine months of 1997, sales and marketing expenses were $686,000 compared to $468,000 reported for the first nine months of 1996, an increase of $218,000. The third quarter and nine-month increases are due principally to: (i) greater participation by the Company at various dermatological and dental trade shows, and (ii) payroll and other costs associated with the Company's establishment of a domestic sales force and its continued pursuance of qualified international distributors.

      General and administrative expenses increased $93,000 during the third quarter of 1997 to $283,000 from the $190,000 reported for the same period in 1996. The increase was due principally to increases in: (i) legal costs related primarily to contractual and international law, (ii) costs related to domestic and foreign patents and patent applications, (iii) public relation costs incurred by promotion of the Company through various publications and investor forums, and (iv) insurance costs related to directors' and officers' liability insurance. General and administrative expenses increased $327,000 during the first nine months of 1997 to $926,000 from the $599,000 reported for the same period in 1996 due principally to the same factors responsible for the third-quarter increase as well as a $96,000 provision for bad debt. The $96,000 provision for bad debt recorded during the second quarter of 1997 was a result of a bank claiming technical defects in documentation and thereby refusing to honor a letter of credit for goods shipped to a foreign customer. The Company has recently filed a complaint against the foreign customer in the United States District Court for various claims including the collection of the debt. See "Part II--Other Information, Item 1. Legal Proceedings".

      While engineering and development expenses reported during the third quarter of 1997 were comparable to those reported during the same period in 1996, an increase of $134,000 in such expenses was experienced during the first nine months of 1997 from the $667,000 reported for the comparable period in 1996. This increase was due principally to costs incurred during the first and second quarters of 1997 with respect to (i) clinical studies utilizing the Company's HydroKinetic(TM) technology in its effort to obtain clearance by the FDA to market the

Millennium(TM) system for certain dental hard tissue applications, and (ii) final development costs related to the Company's soon-to-be-released LaserBrush(TM), partially offset by a reduction in 1997 project design costs related to the Millennium(TM) system as the present version was placed into production during the second quarter of 1997.

      Interest income, net, increased $31,000 and $147,000 during the third quarter and first nine months of 1997, respectively, compared to the third quarter and first nine months of 1996. The increases were due principally to the Company recording interest income representing interest paid or accrued on certain invested funds in the third quarter and the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

                                                            ($ in thousands)
                                                 September 30, 1997
                                                    (unaudited)       December 31, 1996
                                                 ------------------   -----------------
Cash and cash equivalents                             $    262            $    349
Marketable securities                                 $  1,867            $  3,500
Working capital                                       $  2,461            $  3,670

                                                            For The
                                                  Nine Months Ended September 30,
                                                -----------------------------------
                                                   1997                   1996
                                                (unaudited)             (unaudited)
                                                -----------             -----------
Net cash used by operating activities           $    (2,434)            $    (1,487)
Net cash provided (used) by
  investing activities                          $     1,499             $       (58)
Net cash provided by financing activities       $       848             $       105

      Cash, cash equivalents and marketable securities decreased an aggregate of $1,720,000 in the first nine months of 1997 due principally to (i) cash used by operations of $2,434,000, and (ii) expenditures related to capital equipment and patent and trademark applications, aggregating $134,000, partially offset by (a) net proceeds of $720,000 received from the issuance of the Company's common stock through a private placement, and (b) proceeds received from the exercise of employee stock options, aggregating $128,000.

      Working capital declined $1,209,000 to $2,461,000 at September 30, 1997, compared to the $3,670,000 reported at December 31, 1996. The decline was due principally to: (i) the net decrease in cash, cash equivalents and marketable securities of $1,720,000, and (ii) the net increase in current liabilities of $94,000 relating primarily to increased inventory purchases associated with fourth quarter production; partially offset by increases in (a) net accounts receivable of $431,000 resulting from the increased sales level, and (b) inventories and prepaid assets of $174,000.

      Cash used by operations for the first nine months of 1997 increased $947,000 from cash used during the first half of 1996 due principally to (i) an additional $216,000 in net loss reported and (ii) substantial increases in accounts receivable and inventories associated with Millennium(TM) sales and production. Net cash provided by investing activities increased $1,557,000 in the 1997 period due to the sale of U. S. Treasury Notes in which the proceeds of an earlier financing had been temporarily invested. Net cash provided by financing activities increased $744,000 due principally to proceeds received in February, 1997 from a private placement of the Company's common stock.

      The Company recorded revenue from its shipments of Millennium(TM) units during the third quarter of 1997, which amount was reflected as an account receivable in the Company's consolidated condensed balance sheet at September 30, 1997; payment is anticipated during the fourth quarter of 1997. (FLS) The Company's inventory and accounts payable levels are expected to increase during the fourth quarter of 1997 to reflect anticipated increases in Millennium(TM) production and sales in the fourth quarter of 1997, and the scheduled commencement of DermaLase(TM) and LaserBrush(TM) production during the first quarter of 1998. (FLS) The Company is presently analyzing various computer software and hardware to meet its operational needs and anticipates capital expenditures to increase significantly during the first half of 1998. (FLS) Presently, no other significant capital expenditure projects are under consideration.

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

      Based on the Company's current business plan, which contemplates the successful marketing of its Millennium(TM) and its soon to be released DermaLase(TM) and LaserBrush(TM) products, the Company anticipates that it will need additional financing during the first half of 1998 to support additional working capital requirements. There are no assurances that the Company will be successful in obtaining such financing. If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments. If the Company were to continue to be unable to obtain such financing, its ability to meet its obligations and to continue operations could be impaired. The Company is presently considering various options to obtain financing sufficient to meet its operational needs during 1998. (FLS)

FORWARD LOOKING STATEMENTS

      The forward looking statements contained in this Quarterly Report on Form 10-Q are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

      Few of the forward looking statements in this Quarterly Report on Form 10-Q deal with matters that are within the unilateral control of the Company. There is substantial regulation of the manufacture and sale of medical products, including many of the Company's products, by governmental agencies in the United States and foreign countries. These governmental agencies often have considerable discretion in determining whether and when to approve the marketing of the Company's products and for applications that have not yet received such approval.

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

      The principal products, which the Company presently markets or expects to market in the foreseeable future, have either recently been introduced to the market or are expected to be introduced to the market in this period. Newly introduced products are more subject to production problems and redesign requirements than are mature products, and such problems and requirements could delay anticipated production and revenue and could increase anticipated costs. In addition, it is more difficult to project market demand for newly introduced products than for mature products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not Yet Effective

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On August 22, 1997, the Company filed an amended complaint in the United States District Court for the Central District of California, Southern Division, in an action entitled BioLase Technology, Inc. v. Rudolf Schneider. In this action, the Company is seeking to recover from a former distributor (i) lost profits alleged to be no less than $500,000 attributable to the former distributor's failure to perform its obligations, particularly its commitment to purchase minimum quantities of products, pursuant to the distribution agreement between the Company and this distributor, and (ii) $96,000 in amounts owed to the Company by this former distributor for goods sold and delivered and services performed by the Company. The defendant has not yet answered the complaint, which the Company is attempting to serve through established international procedures.

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

         3.    Articles of Incorporation and Bylaws:

               3.1    Restated Certificate of Incorporation, as amended.(1)

               3.2    Amended and Restated Bylaws.(1)

              27.     Financial Data Schedule (electronic filing only)

----------
(1) Filed with the Company's Registration Statement on Form S-1 dated July 10, 1997 and incorporated by reference.

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

                                     BIOLASE TECHNOLOGY, INC.
                                     a Delaware Corporation


Date:     November 19, 1997          /s/ Donald A. La Point
        -------------------          -------------------------------------------
                                     Donald A. La Point
                                     President & Chief Executive Officer


Date:     November 19, 1997          /s/ Stephen R. Tartamella
        -------------------          -------------------------------------------
                                     Stephen R. Tartamella
                                     Vice President & Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
  3.1          Restated Certificate of Incorporation, as amended.(1)

  3.2          Amended and Restated Bylaws.(1)

 27.           Financial Data Schedule (electronic filing only)