Form 10-K405
period 1997-12-31
BIOLASE TECHNOLOGY INC
filed 1998-03-31
CIK 811240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______________ to _______________

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

      Registrant's telephone number, including area code: (714) 361-1200
                       ________________________________

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.001 Per Share
                                (Title of class)
                       ________________________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]      No   [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     As of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $39,879,667 computed using the closing price of $3.40625 per share of common stock on March 24, 1998 as reported by Nasdaq based on the assumption that directors and officers and more than 10% stockholders are affiliates. On March 24, 1997, there were 13,462,636 shares of the Registrant's common stock outstanding.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held May 19, 1998, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Introduction
------------

     BioLase Technology, Inc., a Delaware corporation ("BioLase" and together with its consolidated subsidiary, the "Company") designs, develops, manufactures and markets laser-based systems for use in dental and medical applications. The current generation of the Company's laser-based systems incorporates its proprietary HydroKinetic(TM) technology into its surgical tissue cutting system, Millennium(TM), which utilizes electromagnetic energy laser pulses from an erbium, chromium: yttrium scandium gallium garnet ("Er,Cr: YSGG") laser and a proprietary air-water spray. In a configuration utilizing higher power settings, the laser pulses act to rapidly energize and transform atomized water droplets from the air-water spray into smaller, high-speed mechanical cutting water particles, and the Millennium(TM) system, when operating in this manner, is intended for use primarily in hard tissue applications. In a configuration utilizing lower power settings, the Er,Cr: YSGG laser incorporated into the Millennium(TM) system acts as a conventional laser, with the air-water spray serving as a cooling agent. When operating in this manner, the Millennium(TM) system is intended for use in soft tissue applications. The Millennium(TM) system is currently marketed in the United States for dental soft tissue applications, and is distributed in Germany for both hard and soft tissue dental applications. In July 1997, the Company received clearance from the Food and Drug Administration ("FDA") to market a laser-based surgical tissue cutting system in the United States for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce this laser-based system in a configuration designed for lower power settings to the domestic market, under the name DermaLase(TM), in mid-1998. The Company supports its earlier generations of laser-based systems with replacement parts and service. The Company also has (i) an automated system used in endodontic procedures for locating and shaping root canals, known as the Canal Finder System(TM), which the Company markets along with a full range of other proprietary and non-proprietary endodontic products, and (ii) an air-water spray laser accessory, LaserSpray(TM), designed to cool the tissue receiving laser energy and the surrounding tissue, that is incorporated into the Company's laser-based systems and can be employed with fiber-coupled laser systems manufactured by others. The Company is also developing LaserBrush(TM), a toothbrush that utilizes a light source to activate whitening and anti-bacterial agents in special toothpaste compounds also being developed by the Company; a fluid conditioning system known as FlavorFlow(TM), that sanitizes, flavors and administers fluids and enhances the scent of air present during dental and medical procedures; and a line of biomaterials for dental and medical applications.

     The Company's predecessor, Societe Endo Technic, S.A. ("SET"), was formed in Marseilles, France in 1984. Three years later, the Company acquired 77% of the outstanding shares of SET. Subsequently, various patents and other intellectual property utilized by SET were transferred to the Company.

General
-------

     Until 1991, the Company's principal products were the Canal Finder System(TM), an automated endodontic (root canal) handpiece, and other endodontic products. In August 1991, the Company completed development of the Laser-35(TM), a 25-Watt, Nd:YAG (neodymium: yttrium aluminum garnet) dental laser-based system, and in February 1992, commenced the first deliveries of the Laser-35(TM) manufactured by the Company. In the first quarter of 1993, the Company completed development of a second generation of Nd:YAG dental laser-based systems, the Nylad(TM) series with 6, 12 and 20-Watt systems, and commenced shipments in June 1993. In 1993, the Company commenced development of Elmer(TM), a 6-Watt, Er,Cr:YSGG specialized laser which incorporated proprietary technology that served as the forerunner for the Company's new Millennium(TM) surgical tissue cutting system. In 1995, the Company commenced design of its Millennium(TM) system, which incorporates its patent-pending HydroKinetic(TM) technology. This technology employs electromagnetic energy laser pulses which, at higher power settings, rapidly energize and transform small atomized water droplets from Millennium's(TM) air-water spray into smaller, high-speed mechanical cutting particles of water. When operating in this manner, the Millennium(TM) is intended for use primarily in hard tissue applications. The design of the Millennium(TM) system for dental and oral surgical applications was completed in late 1996, at which point the Company commenced marketing efforts in Germany. In a configuration utilizing lower power settings, the Er,Cr: YSGG laser incorporated into the Millennium(TM) system acts as a conventional laser, with the air-water spray serving as a cooling agent. When operating in this manner, the Millennium(TM) system is intended for use in soft tissue applications.

     In 1995, the Company completed development of LaserSpray(TM), an air-water spray accessory using its proprietary Target Tissue Cooling System(TM) ("TTCS(TM)") technology and thereafter incorporated into all of the Company's laser-based systems. LaserSpray(TM), which is designed to cool the tissue receiving laser energy and adjacent tissue, can also be employed in conjunction with fiber-coupled laser systems not manufactured by the Company. In 1996, the Company commenced the development of a toothbrush for the consumer market, called the LaserBrush(TM), that utilizes a light source to activate whitening and anti-bacterial agents in special toothpaste compounds developed by the Company, which it anticipates introducing during the second half of 1998. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Annual Report on Form 10-K is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this section under "--Forward Looking Statements".) More recently, the Company commenced development of FlavorFlow(TM), a system which sanitizes and alters the flavor and scent of fluids administered during medical, dental and oral surgical treatments.

     The Company is also developing a group of biomaterials under the trade names PerioFil(TM), PerioSeal(TM), LaserBond(TM) and EndoPlas(TM) for use in periodontics, endodontics, general dentistry, orthopedics and other medical applications; commercialization of these biomaterials depends on completion of development and regulatory approval.

Laser Background
----------------

     The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. A laser is an apparatus that stimulates the atoms in a core material (such as a gas or crystal) to emit packets of light and then amplifies and focuses the light in a single beam. Laser light, which consists of a single wavelength of light, differs from light emitted from an ordinary light bulb primarily through greater concentration and intensity. Lasers are typically classified by the element or compound that emits light when energized, such as carbon dioxide (CO2), Nd:YAG, argon, ruby and erbium.

     Lasers were first developed for research, industrial and military uses and, more recently, have been adapted for many medical and dental applications. The benefits of lasers in medical and dental applications are generally believed to include reduced pain, minimized infection, promotion of rapid healing, reduced bleeding, reduced scarring, increased precision and time-effective procedures. Lasers are currently used in a wide variety of medical fields including dermatology, plastic surgery, ophthalmology, otolaryngology (ear, nose and throat ("ENT")), gynecology, urology, cardiology, gastroenterology and general surgery.

     Medical and dental laser-based systems, including the Company's Millennium(TM) system, are highly specialized tools specifically designed for a particular application or set of applications. The most important factors in developing a laser-based system for a specific application are the wavelength of the laser, its pulse length, energy per pulse, the method of delivery of the laser energy to the tissue, and the method, if any, of cooling the tissue.

     A matter that has required attention in the development of lasers for medical and dental applications is the temperature sensitivity of soft tissue, bone, tooth enamel and dentin. Temperature increases in excess of five degrees centigrade can cause irreversible deterioration in vital tissue. The Company's patented TTCS(TM), incorporated into its laser-based systems, is intended to enable the user to apply focused energy levels on hard tissue (i.e. bone, enamel, dentin), and avoid damage to the tissue being lased and the surrounding tissue by cooling with an air-water spray the tissue receiving the energy and the contiguous region. TTCS(TM) can also be available as an accessory to be installed on fiber-coupled lasers manufactured by other companies.

The Millennium(TM) System
-------------------------

     The Company has recently developed its Millennium(TM) system which, in certain applications, involves a new use of laser-based technology for a variety of dental and medical applications. HydroKinetic(TM) technology permits the Millennium(TM) at higher power settings to combine the Company's TTCS(TM) with its erbium laser-based system to generate electromagnetic energy pulses that rapidly energize and transform atomized water droplets into smaller high-speed mechanical cutting water particles capable of precisely removing hard tissue, such as tooth, bone and cartilage. In a configuration utilizing lower power settings, the Er,Cr: YSGG laser incorporated into the Millennium(TM) system acts as a conventional laser, with the air-water spray serving as a cooling agent. When operating in this manner, the Millennium(TM) system is intended for use in soft tissue applications.

     The current Millennium(TM) system configured for dental and oral surgical applications (19"H x 24"W x 18"D) consists of a flexible fiber-optic delivery system and mobile floor HydroKinetic(TM) tissue cutting system. This system contains an erbium laser, power supply, internal cooling system, control panel and HydroKinetic(TM) tissue cutting system modules. The Millennium(TM) system uses electromagnetic energy pulses from the erbium laser to rapidly energize and transform atomized water droplets, a safe, biocompatible cutting agent, into smaller, high-speed mechanical cutting water particles. Through this unique process of HydroKinetic(TM) tissue cutting, the Millennium(TM) system is capable of cutting both hard and soft human tissue, though to date, the Company has not yet received clearance from the FDA to market the Millennium(TM) system for hard tissue dental applications. See "--Government Regulation". To give medical practitioners more flexibility, Millennium(TM) systems may also be used without water or with water as a cooling medium at a lower power setting for standard laser-based soft tissue applications, in fields such as dermatology, ophthalmology and otolaryngology (ENT). BioLase commenced marketing the Millennium(TM) system configured for dental and oral surgical applications in Germany during the second half of 1996, and initial shipments to Germany commenced during the second quarter of 1997.

     The Company believes that its Millennium(TM) system, utilizing its patent-pending HydroKinetic(TM) technology, has a broader range of applications than conventional laser systems. The Company currently is marketing the Millennium(TM) system only for dental and oral surgical applications in Germany. In July 1997, the Company received FDA clearance to market a laser system that utilizes a variation of the Millennium(TM) technology for a broad range of dermatological and general surgical soft tissue applications, and the Company expects to commence marketing that system, under the name DermaLase(TM), in mid-1998. (FLS) Other medical disciplines presently being explored for utilization of this proprietary technology include orthopedic surgery, otolaryngology (ENT) and ophthalmology. (FLS) Any marketing of the Millennium(TM) system in the United States for use in dental, oral maxillofacial, orthopedic, otolaryngological (ENT), ophthalmological and certain other medical applications would require regulatory clearance for each protocol. The Company may be required to engage in further development of the Millennium(TM) system or to complete clinical studies successfully in order to pursue regulatory clearance for the use of the Millennium(TM) system in various protocols. (FLS) No assurances can be given that any such regulatory clearances will be granted.
See "--Government Regulation". Use of the Millennium(TM) system for various non-dental applications will require certain modifications in the hardware and software configurations of the Millennium(TM) system currently being marketed in Germany.

  The Company has received certification for its Millennium(TM) system signifying its compliance with the Medical Device Directive, evidenced by the "CE" mark, established within the European Community. The Millennium(TM) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CSA mark allows the Company to import and market its Millennium(TM) system in Canada. See "--Government Regulation".

  While the Company believes that its Millennium(TM) surgical tissue cutting system should be effective in a broad range of medical and dental applications, this belief (except with respect to dental hard tissue and certain dermatological applications, for which clinical research has been and is being conducted) is based largely on preliminary in vitro and in vivo research and extrapolation of observations in such clinical research. No assurances can be given that the Company's Millennium(TM) surgical tissue cutting system will prove to be applicable to, or will find market acceptance in, any medical or dental fields or that the Company will receive clearance from the FDA or other regulatory agencies to market the Millennium(TM) system or other products embodying its HydroKinetic(TM) technology for additional applications in any such fields.

     Applications and Potential Applications of the Millennium(TM) System.
     --------------------------------------------------------------------

          Dentistry.  The Millennium(TM) system currently being marketed by the
          ---------
Company in Germany is configured for dental and oral surgical applications. There are approximately 150,000 dentists in active practice in the United States and an additional 400,000 dentists in other countries where the Company intends to market its products. Industry analysts believe that, as the U.S. population grows and ages and more natural teeth are retained, the demand for dental services will increase along with the demand for newer and improved technology. The Company believes that the Millennium(TM) system is well suited for a variety of dental and oral surgical applications such as cavity preparation and restoration, implant preparation, aesthetic dentistry, periodontics (treatment of gum disease) and prosthodontics (replacement of teeth); however, this device has received clearance for only soft tissue dental applications in the United States and both hard and soft tissue dental applications in Germany. See "--Government Regulation".

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

              When plaque hardens, it becomes tartar, a rough, porous material that can be removed only by professional cleaning. Although tartar itself is not believed to cause periodontal disease, the presence of tartar makes plaque harder to remove. The Millennium(TM) system can be utilized for the removal of plaque and tartar as well as the treatment of infected tissue associated with periodontal disease.

              Cavity Preparation/Aesthetic Dentistry. Aesthetic considerations are gaining increased importance in dentistry, as patients seek natural looking dental restorations. Due to these aesthetic concerns, natural colored composites are replacing amalgam (gold and silver) fillings in the restoration of cavities.

              When working with composites in cavity restorations, dentists must preserve the tooth structure and veneer (the thin ceramic covering the front surface) to enhance bonding of the composite and minimize stress upon the reconstructed tooth. Penetration of the bonding materials into the tooth structure and thus the strength of the adhesive bond between the tooth and the composite material depend upon cavity preparation procedures that minimize cracks, fuses and fractures of the enamel rods and dentin tubules. In addition, decay must be removed, and the interior of the cavity preparation must be clean and free of debris such as that left by conventional dental drills. The Company believes that its Millennium(TM) system can cut precisely and cleanly with minimal disruption to tooth structure, thus providing improved preparation for restorations with enhanced adhesive and aesthetic qualities. (FLS)

          Osseous (Bone) Implant Surgery.  Bone implants are used for bone
          ------------------------------
stabilization, to add strength to existing bone and to serve as the infrastructure for reconstructive dental procedures. For such procedures, it is important that the bone cutting for the implant placement be clean and that the practitioner not damage the bone itself during cutting by the generation of excessive heat. Thermal damage, such as that caused by conventional dental drills, can impede or destroy the fusion of the bone to the implant. The Company believes that the Millennium(TM) system, through its HydroKinetic(TM) technology, can effectively cut bone cleanly and without thermal damage; however, the device is presently not cleared by the FDA for marketing for cutting bone in the United States. (FLS)

          Prosthodontics.  The replacement of missing teeth and the significant
          --------------
restoration of decayed or damaged teeth have evolved as dental specialties as a result of the development of stronger ceramic, porcelain and composite materials. The onlay and inlay require not only precise cavity preparation, but also strong adhesion of the bonding which is necessary for enhancement of retention. The Company believes that the Millennium(TM) system can effectively minimize cracking, melting and fracturing of the enamel or dentin structure during cavity preparation and promote a stronger bond or adhesion, thereby facilitating a more durable and aesthetic restoration. (FLS)

          The Company also believes the Millennium(TM) system has the ability to precisely cut the appropriate shoulder preparation to be used to retain removable or partial dentures and distribute stress force along the anchor tooth. (FLS) The Company believes that because the Millennium(TM) system minimizes vibration, use of the system can provide increased patient comfort and conserve tooth structure. (FLS)

          The osseous (bone) implant placement process usually requires procedures uncovering the soft tissue and shaping around the neck of the tooth. The Company believes that the Millennium(TM) system can be used effectively for these procedures, as a result of its ability to cut oral soft tissue cleanly, precisely and without induced bleeding. (FLS)

          The Millennium(TM) system can also be utilized in the preparation of crowns to shape shoulders and margins, facilitating improved impressions and enabling secure and closed margins for longer life of the crown. The Company believes that benefits associated with this potential use of the Millennium(TM) system include reduction of the vibration, high-pitched noise and microfracturing of teeth associated with the conventional dental drill. (FLS) The soft tissue that surrounds the crown preparation area usually requires shaping or lengthening prior to taking an impression. The Company believes that use of the Millennium(TM) system to remove or reshape the tissue will result in reduced bleeding and increased patient comfort.

          Dermatology and Plastic/Cosmetic Surgery.  An estimated 400,000
          ----------------------------------------
worldwide laser-based skin resurfacing procedures will be performed this year. Laser skin resurfacing, which has been evolving as a surgical technique since it was first introduced in 1993, involves using a high-energy laser beam to remove dermal layers. This surgical process normally leaves a swollen, red wound which must heal over a period of weeks or months. If successful, this procedure reduces wrinkles and produces some tightening of the skin. Most of these surgeries are performed by dermatologists, plastic surgeons, oculoplastic surgeons, and various other sub-specialists using short-pulsed carbon-dioxide lasers. Currently, there is a worldwide installed base of approximately 4,000 lasers for this application alone. This installed base is expected to grow to 10,000 units by the year 2000.

          The Company's Millennium(TM) system has been clinically tested for removal of wrinkles, scars and warts and skin resurfacing and appears to be as effective as current laser technology offered by other manufacturers. (FLS) The Company believes that the Millennium(TM) system may also offer some clinical advantages in terms of non-thermal, controlled removal of dermal soft tissue.
(FLS) In particular, a practitioner would have the ability to use HydroKinetic(TM) technology for certain cosmetic surgery procedures (e.g., bone, cartilage, and skin reshaping) or to reduce the power and the amount of air and water used during an application, thereby allowing the use of the laser medium to remove the skin surface with less depth of radiation than that typically experienced when using laser systems with wavelengths that differ from that of the Millennium(TM) system. (FLS) A newer skin toning technique under development will use Er,Cr:YSGG laser energy from the Millennium(TM) system, at a very low power setting, to tighten the skin by slightly heating the underlying layer of collagen to cause shrinkage. (FLS)

          In July 1997, the Company received FDA clearance to market a laser system for a broad range of dermatological and general surgical soft tissue applications, including scar revision, removal of tumors and cysts, skin resurfacing and diagnostic biopsies. See "--Government Regulation". This system, which the Company expects to market under the name DermaLase(TM) commencing in mid-1998, utilizes the Er,Cr:YSGG laser employed in Millennium(TM) but at a lower power setting that does not result in the transformation of water droplets into mechanical cutting water particles. At the lower power setting, the system operates like a traditional laser with the air-water spray acting as a cooling agent. In the Company's opinion, the combination of the air-water spray and the specific wavelength employed provides improved histological effects on tissue, such as reduced tissue trauma and faster healing.

          Oral/Maxillofacial Surgery.  Over 7,000 specialists practice
          --------------------------
oral/maxillofacial surgery in the U.S. The highest volume procedure is temporomandibular joint (TMJ) surgery, where the surgeon reshapes the patient's jaw to correct a bite problem. These specialists have also become involved with cosmetic surgery, including facial skin resurfacing with lasers. The Company believes that its Millennium(TM) system can provide significant advantages in TMJ surgery, as a single surgical instrument that efficiently cuts bone, cartilage, and soft tissue. (FLS)

          Orthopedic Surgery.  According to the American College of Surgeons,
          ------------------
nearly 21,000 orthopedic surgeons in the U.S. perform in excess of 3,000,000 annual surgeries, including joint arthroscopy, spinal disc alterations and arthroplasties of knee, shoulder and hip. Statistics on international procedures are not compiled, but industry experts estimate at least 1,000,000 annual procedures outside of the United States. Laser use in orthopedic surgery has been limited to a very small percentage of surgeons using long-pulse holmium lasers in arthroscopic procedures. The main advantage of a holmium laser is finesse for tissue sculpting. However, the medical community has criticized the holmium laser as being too slow compared to the traditional mechanical endoscopic cutting devices. Thermal damage caused by the pulsed holmium laser has also been an issue. By contrast, the Company believes that the Millennium(TM) system can offer significant advantages in terms of improved speed, non-thermal effect, and providing one surgical device that can perform all the functions that a surgeon needs for bone and cartilage cutting, along with the ability to perform bone shaping and sculpting. (FLS)

          Otolaryngology.  The Company believes that the unique bone-cutting
          --------------
capability of the Millennium(TM) system lends itself to surgical procedures in the ear and nasal passages, where hard tissue (primarily cartilage) must be precisely removed under endoscopic control. (FLS) Approximately 400,000 ear, nose, and throat (ENT) surgical procedures are performed in the United States each year by some 10,000 specialists with an estimated 650,000 additional annual procedures internationally. Currently, lasers are utilized in less than 5% of these surgeries. Primary applications for lasers in ENT now include: laser assisted palatoplasty (partial removal of the palate); uvulopalatoplasty (partial removal of the uvula and the palate to reduce sleep apnea and snoring); tonsillectomy (surgical removal of tonsils); and myringotomy (surgical creation of a small hole in the tympanic membrane of a child's ear for drainage of fluid caused by chronic ear infection). The Company believes, based on in-vitro tests, that the Millennium(TM) system may provide an improved surgical tool for performing some types of ENT procedures. (FLS)

          Ophthalmology.  The Company is targeting its Millennium(TM) technology
          -------------
for two main ophthalmic surgical procedures: cataract removal and vitreal microsurgery (where strands of vitreous membrane in the eye must be cut), especially in medically compromised patients, such as diabetics. Approximately 5,000,000 cataract extractions are performed annually, worldwide. Due to the growth rate of the elderly segment of the population, the number of cataract removals is expected to expand at an annual rate of at least 10%. There is also an increasing demand for improved high-technology methods of cataract removal.

          A cataract forms as part of the aging process, as the lens of the eye hardens and opacifies, leading to reduced vision. Conventional methods of cataract removal involve the use of ultrasonic devices to emulsify the lens and surgical instruments to remove the lens. Drawbacks to these techniques include postoperative discomfort for the patient and unnecessary trauma to healthy ocular tissue. In-vitro studies suggest that the Millennium(TM) system may offer a less traumatic method of cataract lens removal. Vitreal surgery, which currently involves the use of mechanical cutting instruments, could also benefit from the increased precision and decreased pressure offered by the Millennium(TM) system's tissue cutting technology. (FLS)

Other Dental and Medical Products
---------------------------------

     LaserBrush(TM).  In 1996, BioLase commenced the development of a toothbrush
     --------------
for the consumer market, called the LaserBrush(TM), that utilizes a light source to activate whitening and anti-bacterial agents in special toothpaste compounds developed by the Company. The LaserBrush(TM), which utilizes the Company's patented and patent-pending technology, is designed to bring into the consumer's home technology which utilizes optical energy to activate ingredients in toothpastes, formulated by the Company, to neutralize certain harmful bacteria, and clean and whiten teeth. (FLS) The LaserBrush(TM), which is configured much like a conventional toothbrush, is smaller than conventional motorized tooth brushing instruments. The Company is currently preparing for production of the LaserBrush(TM), and a launch of the product is anticipated during the second half of 1998. (FLS) The Company's marketing strategy will focus on the selective replacement of traditional and motorized toothbrushes at a price competitive with conventional motorized toothbrushes. (FLS)

     Nylad(TM) Series and Laser-35(TM) -- Mobile Laser Systems. The Nylad 6(TM),
     ---------------------------------------------------------
Nylad 12(TM) and Nylad 20(TM) (24"H x 18"W x 23"D) consisted of mobile floor systems, each containing an Nd:YAG 6, 12 or 20-Watt laser, appropriate power supply and cooling system, a computerized console to regulate intensity and pulse characteristics, and the TTCS(TM). The Laser-35(TM) (42"H x 16"W x 22"D) consisted of a mobile floor system containing an Nd:YAG 25-Watt laser, appropriate power supply and cooling system, a computerized console to regulate intensity and pulse characteristics and the TTCS(TM). These laser-based systems were designed to be used in both soft and hard tissue dental procedures; BioLase received FDA clearance to market these systems for soft tissue procedures. See "--Government Regulation". The Company has discontinued the manufacturing of its Nylad(TM) series and its Laser-35(TM), although it may elect to manufacture and market any or all of these laser-based systems in the future; however, the Company continues to support those systems that are in operation, both domestically and abroad, with the fabrication and distribution of replacement parts that are utilized by its service department, its distributors' service departments and other technically qualified service affiliates.

     LaserSpray(TM).  LaserSpray(TM) is a stand-alone product that incorporates
     --------------
a patented technology to allow a dental or medical practitioner to deliver a coolant spray of air and water to tissue sites during surgical laser interventions. Its technology has been incorporated into all of the Company's laser-based systems and LaserSpray(TM) may be installed with fiber-coupled lasers manufactured by other companies. The LaserSpray(TM) uses BioLase's proprietary TTCS(TM) which has applications for various medical and dental lasers. The Company believes that thermal effects resulting from high temperatures can be significantly reduced when the LaserSpray(TM) cooling system is used during application of laser-based energy. (FLS) The Company has completed development of LaserSpray(TM), and is currently discussing licensing the system with certain manufacturers; however, to date no such licensing arrangements have been consummated.

     FlavorFlow(TM) Fluid Conditioning System.  In response to recently proposed
     ----------------------------------------
standards for use of sanitized fluids in dental and medical procedures, BioLase has been developing the FlavorFlow(TM) fluid conditioning system, a system utilizing patent-pending technology to sanitize, flavor and administer fluids and enhance the scent of air present during medical and dental treatments. FlavorFlow(TM) is designed to overcome the unpleasant tastes and odors which patients typically associate with pain and discomfort and which contribute to negative clinical experiences. The Company believes that when the FlavorFlow(TM) system is utilized to deliver sanitized fluids, the possibility of parasitic (such as potentially lethal cryptosporidium) and bacterial infection being introduced through the fluids used during medical and dental interventions would be significantly reduced. (FLS) The Company expects that a market for the FlavorFlow(TM) fluid conditioning system will exist only after new standards regarding sanitized fluids are imposed. (FLS)

     Biomaterials.  Biomaterials are natural or synthetic materials that are
     ------------
compatible with living tissue and are suitable for surgical implanting into the human body. The Company's biomaterials, under the trade names PerioFil(TM), PerioSeal(TM), EndoPlas(TM) and LaserBond(TM), for use in endodontics, periodontics and general dentistry, as well as medical applications in orthopedics and oral/maxillofacial surgery, are currently in the product development stage. PerioFil(TM) and PerioSeal(TM) are being developed to permit bone regeneration and tissue welding without interference of soft tissue and may permit the dental or medical practitioner to avoid the second surgical intervention associated with certain other implantable membranes. (FLS) PerioFil(TM) is a thin, transparent film of synthetic collagen and other biocompatible compounds. PerioSeal(TM) is a thin, semi-transparent synthetic membrane of collagen, hydroxyapatite and other biocompatible compounds. Both PerioFil(TM) and PerioSeal(TM) are being developed to provide protection and comfort for dentin and bone from the migration of epithelium following periodontal surgery as it slowly dissolves in the human body. (FLS)

     EndoPlas(TM) is an endodontic enhancing biomaterial that, when energized by certain laser wavelengths, enlarges and promotes sealing of the root canal. The Company believes that the benefits associated with the use of EndoPlas(TM) will include reduced trauma to the canal wall (which in turn may lead to fewer post-operative complications), increased patient comfort and reduced chair time compared to conventional root canal therapy. (FLS)

     LaserBond(TM) is a patented paste formulation that can be used to seal pits, fissures and cracks that develop in the tooth structure. When activated with certain laser systems. LaserBond(TM) fuses to the tooth structure and acts as a filling material. The Company's patents cover any such filling materials involving hydroxyapatite, which constitutes 90% of dental enamel and bone tissue. The Company believes that the hydroxyapatite-based filling material can be successfully laser-fused with the natural hydroxyapatite in the enamel and dentin to form a solid crystalline bond and thus become an integral part of the tooth. (FLS)

     Upon completion of the Company's testing and regulatory clearance, certain formulations of the biomaterials will be marketed. (FLS) The Company intends to submit applications to the FDA for clearance to market these biomaterials in the United States; however, no such applications have been submitted to date. The approval process can be expensive and time-consuming, and no assurance can be given that any agency will grant approval for the sale of the Company's products for routine clinical applications, or that the length of time the approval process will require will not be extensive. (FLS) See "- Government Regulation".

     Canal Finder System.  Endodontic procedures (root canals) involve removing
     -------------------
pulp and dentin material from the root of the tooth, typically by drilling through the crown of the tooth and inserting flexible micro-files in the tooth canal. The practitioner must file the inside cavity, with ever-increasing size instrumentation, to enlarge the canal and remove debris. Since most human tooth canals are highly curved and conventional files are flat and inflexible, they tend to remove excess dentin material from the inside of curves, while leaving the outside of curves unworked. In addition, conventional files tend to push debris deeper into the canal, rather than pulling out debris, which can lead to the growth of a cyst or granuloma.

     The Company has developed its patented Canal Finder System(TM) ("CFS") designed to be used in endodontic root canal procedures for locating and shaping root canals. The CFS handpiece embodies a patented automated method that is geared to impart lengthwise vibratory motion to the file, with no rotation. There is a clutch action that allows the file to stop working when too great a resistance is met, so that if a curve is not being negotiated the file will not create its own canal. The clutch action and the non-rotational movement of the file are also designed to minimize the damage resulting from files breaking in the root canal, which often requires extraction of the tooth. The proprietary CFS files are engineered to have a maximized cutting angle on the outside of a curve, and a minimized cutting angle on the inside of a curve, to compensate for a file's natural tendency to straighten canals. The cutting angles of the files are also engineered to cut only on withdrawal, and to migrate debris up and out of the tooth, rather than to compact debris at the base of the canal. CFS files are rounded at the tip to enhance the file's ability to follow a tightly curved canal without forming a ledge or groove. Management believes that the principal advantages of the CFS are, first, that the system is designed to adapt automatically to the resistance placed on the file and, second, the CFS allows root canals to be done substantially faster than other traditional techniques.
(FLS)

     The CFS allows the dentist to stock fewer instruments, since the CFS can complete a given procedure using fewer files and can facilitate the filing of canals. The Company believes that CFS shapes and cleans root canals better than conventional techniques, thus reducing tooth trauma and providing a more successful root canal procedure with less risk of infection. (FLS)

     Other Endodontic Products.  The Company offers a full range of proprietary
     -------------------------
and non-proprietary endodontic products used by dentists and endodontic specialists. Proprietary products include an irrigation/washing device, reamers, filling compounds, an endodontic storage and sterilization system, and patented hand-held filing instruments. The Company also distributes a variety of non-proprietary products such as gutta percha and paper points to provide a full endodontic product line for its dental and endodontic customers.

     By offering a wide assortment of products to the dentist and endodontist, management believes it is better positioned to cross-sell products, increase its sales per sales call, and provide a full-service image to its customers. The Company has an ongoing development effort, and may develop additional products for which patents may be applied. (FLS)

Manufacturing
-------------

     The Company, as a medical device manufacturer, is required by the FDA to comply with Good Manufacturing Practice ("GMP") regulations. As a result, the Company's manufacturing processes must meet certain standards regarding quality assurance and documentation. See "--Government Regulation".

     The Company fabricates certain proprietary components of the Millennium(TM) system and Laser-35(TM) and Nylad(TM) series laser-based systems, and inspects, tests and packages all components prior to inclusion within a finished product or shipment as a replacement part. By designing and manufacturing key proprietary products, the Company believes it can better control quality, limit outside access to its proprietary technology, control costs and manage manufacturing process changes more efficiently and effectively.

     Each laser-based system is assembled and tested by trained Company production personnel. After assembly of a system is complete, it undergoes pre-shipment testing, including extended periods of continuous operation.

     The Company contracts with various non-affiliated companies to manufacture certain of its laser-based components and other non-laser-based products under private label, according to the Company's specifications. Substantially all of the Company's products are manufactured in the United States. At present, all products manufactured by third parties are sent to the Company's headquarters in San Clemente, California for quality control, final assembly if necessary, and shipment to customers or distributors.

     The Company has identified alternate suppliers for almost all of its components. A change in the suppliers of certain system components, however, would require new regulatory approvals and, in particular, could require an amendment to the "CE" mark granted to the Company pursuant to the European Community's Medical Device Directive thus impairing the Company's ability to distribute its systems in many European countries requiring such an approval.

     Product repairs are currently performed by the Company's distributors and service affiliates overseas and by Company personnel and service affiliates in the United States.

Engineering and Development
---------------------------

     During the years ended December 31, 1997, 1996, and 1995, the Company expended approximately $1,023,000, $984,000 and $927,000, respectively, on engineering and development. Such expenditures were directed primarily to development of the Company's HydroKinetic(TM) technology and the design and development of the LaserBrush(TM).

Competition
-----------

     The medical and dental laser marketplaces are extremely competitive, with several wavelengths competing for acceptance and a number of manufacturers competing for sales to that segment of the healthcare community, which is positioned to purchase laser-based products.

     The Company's principal competitors within the dental field have included American Dental Technology, Inc., a manufacturer of an Nd:YAG laser system, Sunrise Technologies, Inc., a manufacturer of a series of Nd:YAG lasers and a holmium laser, and Luxar Corporation, the manufacturer of a line of CO2 lasers. Presently, the Company's primary competitors in the dental marketplace include Premier Laser Systems, Inc. ("Premier"), the only company to date that has obtained FDA clearance to market a laser system, its Er:YAG laser system, for certain hard-tissue applications. Premier manufactures Er:YAG, Nd:YAG and argon laser systems. Certain foreign competitors, including KaVo, Inc. and Fotona, Inc., have developed Er:YAG laser systems and are marketing them in Europe and the Pacific Rim. Several companies, such as HGM, Inc. and Ion Laser Technology, Inc., manufacture argon laser systems adapted from the industrial field and typically used for specialized teeth-whitening applications and the curing of various bonding acrylics. The Company believes that its HydroKinetic(TM) technology incorporated in its Millennium(TM) system has certain advantages in comparison to the traditional laser technology employed by its competitors for hard-tissue applications, as clinical studies have indicated that there is no adverse thermal effect associated with the use of the HydroKinetic(TM) technology. (FLS) The Company is not aware of any other medical or dental laser-based system that can cut through bone, enamel and dentin as effectively as its Millennium(TM) system, that can be used efficiently on as wide a range of applications, or that can incorporate air, water and a laser beam within a single handpiece or delivery system. (FLS) The Company believes that a wide range of applications is important to provide a sufficient cost justification to the practitioner to support the expenditure related to a purchase of capital equipment. (FLS)

     Competition within the aesthetic surgery and oral/maxillofacial fields is intense and technological developments are expected to continue at a rapid pace. Several companies have received clearance from the FDA for various related cosmetic surgical applications for which BioLase intends to compete. In July 1997, the Company received clearance by the FDA to market a laser-based surgical tissue cutting system, the DermaLase(TM) system, for a broad range of dermatological and general surgical soft tissue applications. The Company's primary competitors in this field include Coherent, Inc., Sharplan Laser, Inc., and Palomar Medical Technologies, Inc. which manufacture a variety of CO2 laser systems. The Company believes that the wavelength employed in the Millennium(TM) system together with the air-water spray will provide an improved histological effect on tissue, such as reduced tissue trauma and faster healing. In addition, the Company believes that if and when it receives regulatory clearance to market Millennium(TM) for appropriate hard tissue applications, the variability offered by its Millennium(TM) system, by adjusting the amount of power and air and water used, will provide a more versatile instrument to the practitioner. (FLS) For example, a practitioner will have the ability to use HydroKinetic(TM) technology for certain cosmetic surgery procedures (e.g., bone, cartilage, and skin reshaping) or to reduce the power setting and the amount of air and water used during an application, thereby allowing the use of the conventional laser medium to remove the skin surface with less depth of radiation than that typically experienced when using laser systems with wavelengths that differ from that of the Millennium(TM) system. (FLS)

     A number of the Company's competitors have substantially greater financial resources and engineering, development, manufacturing and marketing capabilities. The Company believes that its patent protection, and pending patent protection, should provide a competitive advantage to the Company over the next several years. (FLS) However, there can be no assurance that technology superior to that of the Company will not be developed or that the Company's patent and patent-pending protection will be upheld or will prove to have commercial value. See "--Patents and Proprietary Technology".

     BioLase faces substantial competition in all markets which it seeks to distribute the Millennium(TM) system. Competition in these markets consists of numerous medical laser manufacturers promoting their respective lasers to users via trade show exhibitions, advertisements, product demonstrations, educational workshops, and sales representatives. In addition, the Company will compete against conventional non-laser surgical methodologies and devices such as high and low-speed drills in the dental field and scalpels, saws, drills and punches in the medical field. These traditional methods have been proven and tested, require minimal special training for established practitioners, and generally require less capital investment than the Millennium(TM) system. However, the Company believes that users of conventional methods and traditional laser-based methods are continually evaluating new technologies that may provide improved and effective techniques to replace existing technologies. BioLase believes that the Millennium(TM) system represents a strong candidate to replace existing technologies in various markets. (FLS)

Patents and Proprietary Technology
----------------------------------

     The Company has patented and patent-pending technology related to the Millennium(TM) system and the Laser-35(TM) and Nylad(TM) series systems, including the U.S. patent issued on the TTCS(TM), and additional U.S. and foreign patents and patent-pending technologies related to LaserSpray(TM), LaserBrush(TM) and FlavorFlow(TM). In 1994, the United States Patent Office granted the Company a patent covering a portable, hand-held laser tooth brushing instrument which was the predecessor to the LaserBrush(TM). The Company also holds a patent on its Canal Finder System(TM) and on certain of its filing instruments. There can be no assurance that the issued patents or subsequent patents, if issued, will adequately protect the Company's technology or that such patents will provide protection against infringement claims by competitors.

     BioLase also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop its competitive position. The Company enters into confidentiality and technology agreements with its employees pursuant to which such employees agree to maintain the confidentiality of the Company's proprietary information and to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. There can be no assurance, however, that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from the Company's engineering and development activities, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets.

Marketing
---------

     The Company markets its Millennium(TM) system in Germany through a distributor in that country, its other laser-based and related products through distributors throughout the world and its endodontic product line via telemarketing in the United States and through distributors in the international market. The Company currently distributes its laser-based and endodontic products in the United States, Europe, Middle East and Far East and is actively working to expand its worldwide network. The Company is presently developing a marketing plan for DermaLase(TM) in response to the FDA clearance received in July 1997.

     The Company seeks third-party endorsements from respected practitioners, professional associations and universities. By inviting selected entities to conduct independent evaluations, the Company hopes to induce those entities to become influential independent supporters of the Company's products. (FLS) Management believes that the perceived benefits of the Company's products to practitioners and patients will result in positive word-of-mouth publicity for the Company. (FLS)

     The Company attends regional and national trade shows and sponsors seminars to promote its Millennium(TM) system as well as its other products. Health professionals often participate in seminars and in some regions are required to engage in continuing certified education regarding advancements in the dental and medical fields. Management believes that establishing lasers and advanced technology as competitive marketing advantages for practitioners will be important in creating sales growth. (FLS)

     The Company's long-term marketing strategy is based on the belief that the consuming public will come to demand the use of laser-based and HydroKinetic(TM) technologies in medical and dental treatments. (FLS) The Company believes that the public is becoming increasingly aware of the benefits of lasers in dental, ENT, ophthalmological, dermatological, cosmetic and general surgical applications and that the consuming public will be a key factor in increasing demand for laser and HydroKinetic(TM) technologies within the medical and dental professions. (FLS)

     The Company expects to commence marketing of its LaserBrush(TM) and FlavorFlow(TM) products in 1998 and 1999, respectively. (FLS) Distribution of the LaserBrush(TM) will include marketing through (i) the use of infomercials scheduled for release in the second half of 1998 and (ii) independent distributors on a non-exclusive basis. The Company intends to market its FlavorFlow(TM) and LaserSpray(TM) through major catalog houses in the United States and through medical and dental distributors internationally. (FLS) LaserSpray(TM) has been cleared for marketing by the FDA, and the Company intends to introduce it commercially in 1999. (FLS)

Customers
---------

     The Company's customers include distributors, dentists, medical doctors and hospitals. With the introduction of the Company's LaserBrush(TM) scheduled for release in the second half of 1998, the Company's customer base is expected to extend to consumers as well. During fiscal 1997, Orbis High Tech Dental, the Company's German distributor, accounted for approximately 67% of the Company's sales. The Company's previous German distributor, Dental-Fachhandel, accounted for approximately 20% of the Company's sales. Two distributors, Dental-Fachhandel and Graham Field Asia Co. Ltd., accounted for approximately 41% and 17%, respectively, of the Company's sales during fiscal 1995. No other customers accounted for more than 10% of the Company's sales in 1997, 1996 or 1995.

     Although the Company's German distributor is required to purchase in excess of an additional $10 million of Millennium(TM) systems under its minimum purchase commitment, the amount of unfilled orders on hand is not significant. At present, the Company maintains adequate inventories to supply other current orders of its products, and no significant amount of backlog exists for such products.

Government Regulation
---------------------

     The Company's products are subject to significant government regulation in the United States and other countries. To clinically test, manufacture and market products for human diagnostic and therapeutic use, the Company must comply with mandatory regulations and safety standards established by the FDA and comparable state and foreign regulatory agencies.

Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Company's products for routine clinical applications, that the length of time the process will require will not be extensive, or that the cost of the process will not be substantial.

     There are two principal methods by which FDA regulated devices may be marketed in the United States. One method is under a Pre-Market Approval ("PMA"). A PMA application is required for a Class III medical device that does not qualify for consideration under Section 510(k), discussed below. The review period for a PMA application is fixed at 180 days, but the FDA typically takes much longer to complete its review. As part of the approval of a PMA application, the FDA typically requires clinical testing to determine safety and efficacy of the device. To conduct human clinical testing, typically the FDA must approve an Investigational Device Exemption ("IDE"). Currently, the Company does not have PMA applications pending for any of its products.

     The other method is under Section 510(k) of the Food, Drug and Cosmetics Act where applicants must demonstrate that the device for which clearance is sought is substantially equivalent to a predicate device. The FDA's stated intention is to review 510(k) notifications as quickly as possible, generally within 90 days; however, the complexity of a submission or a requirement for additional information will typically extend the review period beyond 90 days. Domestic marketing of the product must be deferred until clearance is received by the applicant from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) notification. In the event that a 510(k) notification is turned down by the FDA, a PMA is generally then required. The Company intends to utilize the 510(k) notification procedure whenever applicable. Pursuant to a 510(k) application submitted by the Company to the FDA, the Company in July 1997 received FDA clearance to market a laser system for a broad range of dermatological and general surgical soft tissue applications.

     In 1991, the FDA granted the Company clearance to market its Laser-35(TM) for soft tissue cutting in dentistry, and in 1992, the Nylad(TM) series lasers also received clearance by the FDA for soft tissue cutting in dentistry. The Company also received clearance from the FDA for its LaserSpray(TM) tissue cooling system in 1995. The Company has received clearance to market its erbium laser technology for certain soft tissue cutting applications.

     The Company is actively pursuing clearance to market its Millennium(TM) system for certain applications within the dental field and expects to pursue clearances to market the Millennium(TM) for other medical applications. The Company completed clinical studies in the U.S. related to certain hard tissue dental applications of its HydroKinetic(TM) technology in its attempt to obtain clearance from the FDA to market its Millennium(TM) system for that purpose. The results of those studies were submitted by the Company to support its application filed with the FDA under 510(k) equivalency to obtain clearance to market its Millennium(TM) system in the United States for certain hard tissue dental applications. The application is currently under review by the FDA.

     During 1996, the Company successfully completed clinical studies in Germany for both soft and hard tissue applications resulting in its obtaining clearance to market its Millennium(TM) system in Germany for various dental applications.

     The FDA also imposes various requirements on manufacturers and sellers of products it regulates under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. The FDA also may require post-marketing practices, record keeping and reporting requirements.

     There can be no assurance that the appropriate approvals from the FDA will be granted, that the process to obtain such approvals will not be expensive or lengthy, or that the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent the Company from commercializing its products as anticipated and could have a materially adverse effect on the business of the Company. (FLS)

     The Company is also subject to regulation under the Radiation Control for Safety and Health Act of 1968 (the "Safety Act") administered by the Center for Devices and Radiological Health ("CDRH") of the FDA. The CDRH controls energy emissions of light and sound and electronic waves from electronic products. These regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operation manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes of lasers (based on the level of radiation from the laser). In addition, various warning labels must be affixed to the product and certain protective devices must be installed, depending upon the class of product. Under the Safety Act, the Company is also required to register with the FDA as a medical device manufacturer and is subject to inspection on a routine basis by the FDA for compliance with Good Manufacturing Practice ("GMP") regulations. The GMP regulations impose certain procedural and documentation requirements upon the Company relevant to its manufacturing, testing and quality control activities. The CDRH is empowered to seek remedies for violations of these regulatory requirements under the Federal Food, Drug and Cosmetic Act. The Company believes that it is currently in substantial compliance with these regulations.

     Various state dental boards are considering the adoption of restrictions on the use of lasers by dental hygienists. In addition, dental boards in a number of states are considering educational requirements regarding the use of dental lasers. The scope of these restrictions and educational requirements is not now known, and they could have an adverse effect on sales of the Company's laser-based products.

     Foreign sales of the Company's laser-based products are subject to the regulatory requirements of the importing country or, if applicable, the harmonized standards of the European Community. These vary widely among the countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. The Company is currently working to meet certain foreign country regulatory requirements for certain of its products, and there can be no assurance that additional approvals will be obtained. The Millennium(TM) system has been granted the "CE" mark evidencing compliance with quality, safety and performance requirements mandated by the Medical Device Directive adopted by the European Community. The Medical Device Directive is the latest standard of medical device safety and performance which has been adopted by the fourteen member states of the European Community and requires that all medical device products be compliant by June, 1998 to be eligible for marketing within the member states. The Millennium(TM) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CSA mark allows the Company to import and market its Millennium(TM) system in Canada.

     The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company's ability to develop and market its products. There can be no assurances that the Company's existing products will meet any future legislative acts or requirements.

Employees
---------

     As of March 24, 1998, the Company employed 34 people on a full-time basis, consisting of 22 people in engineering/development/manufacturing, 5 in administration and 7 in sales/customer service. The Company's employees are not represented by a labor union, and it has experienced no work stoppage. The Company believes that its employee relations are good.

Forward Looking Statements
--------------------------

     The forward looking statements contained in this Annual Report on Form 10-K, including those contained in Item 8 "Management's Discussion and Analysis of Financial Condition and Results of Operations", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

     Few of the forward looking statements in this Annual Report on Form 10-K deal with matters that are within the unilateral control of the Company. There is substantial government regulation of the manufacture and sale of medical products, including many of the Company's products, by governmental agencies in both the United States and foreign countries. These governmental agencies often have considerable discretion in determining whether and when to approve the marketing of the Company's products that have not yet received such approval.

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

     While the Company believes that its technology incorporated into its Millennium(TM) surgical tissue cutting system should be effective in a broad range of medical and dental applications, this belief (except with respect to dental hard tissue and certain dermatological applications, for which clinical research has been and is being conducted) is based largely on preliminary in vitro and in vivo research and extrapolation of observations in such clinical research. No assurances can be given that the Company's Millennium(TM) technology will prove to be applicable to, or will find market acceptance in, any medical or dental fields or that the Company will receive clearance from the FDA or other regulatory agencies to market the Millennium(TM) system or other products embodying its HydroKinetic(TM) technology or variations thereof for any additional applications or in any additional jurisdictions. See "Business - The Millennium(TM) System."


ITEM 2.   PROPERTIES

     The Company's principal offices are at 981 Calle Amanecer, San Clemente, California where the Company leases approximately 23,000 square feet pursuant to a lease expiring in 2000. In addition, the Company's sales office is located at 8029 Forsyth Boulevard, Suite 201, Clayton, Missouri where the Company leases approximately 600 square feet pursuant to a month-to-month lease. The Company believes that its facilities are sufficient for its current needs.


ITEM 3.   LEGAL PROCEEDINGS

     On August 8, 1997, the Company filed a Complaint, which was subsequently amended, in the United States District Court for the Central District of California, Western Division, in an action entitled BioLase Technology, Inc. v. Rudolf Schneider. In this action, the Company is seeking to recover from Rudolf Schneider ("Schneider"), a former distributor, (i) lost profits attributable to the former distributor's failure to perform its obligations, particularly its commitment to purchase minimum quantities of products, pursuant to the distribution agreement between the Company and this distributor and (ii) $96,000 in amounts owned to the Company by this former distributor for goods sold and delivered and services performed by the Company. On March 6, 1998, Schneider answered the complaint denying liability and filed counterclaims against the Company. Mr. Schneider's counterclaims seek unspecified actual and punitive damages for alleged fraud, breach of contract and breach of warranty associated with the transactions on which the Complaint is based. Concerning the distribution agreement, Schneider seeks damages arising from the Company's alleged failure to disclose that the value of his distributorship had been impaired by the Company's alleged previous practice of selling allegedly defective product in the relevant territory. Concerning the goods and services, Schneider admits receipt of the relevant goods but contends they were defective and nonconforming. The Company intends both to pursue its claims and to defend against the counter-claim vigorously. Discovery has not yet commenced, and no trial date has yet been scheduled.

     On April 26, 1995, the Company was named as an additional defendant in Hazel Lafern Moore v. David A. Pyner, D.D.S., Florida Dental Team, P.A., Princeton Medical Management Southeast, Inc. and Laser Endo Technic, Inc. initially filed in the 17th Judicial Circuit in and for Broward County, Florida on April 21, 1994. The plaintiff alleges that she underwent laser dental surgery with a laser allegedly produced by the Company and seeks unspecified damages from the Company in excess of $15,000 on theories of product liability, based on allegations that the laser was defective by reason of design, manufacture and lack of product warnings. The Company has answered the complaint, denying the majority of the plaintiff's material factual allegations and asserting various affirmative defenses. The Company is vigorously contesting liability. There has been little activity in this case since the beginning of 1997 and the case has not yet been set for trial. The Company believes that liability, should there be any resulting from plaintiff's claims, would be covered by insurance.

     Trans Leasing International v. Elie M. Makhoul v. Laser Endo Technic Corporation, was filed July 6, 1994 in the Circuit Court of Cook County, Illinois, Municipal Department, First District. This action involves a third-party claim against the Company in a suit in which a dentist, who was the lessee of a dental laser system manufactured by the Company, had been sued for breach of the equipment lease by the financing institution that was the lessor. Plaintiff's theories include common law fraud, violation of the Consumer Fraud And Deceptive Business Practices Act, and intentional and negligent misrepresentations. The third party claim against the Company in this action is for $78,408 in compensatory damage, $15,000 in lost profits, $50,000 in punitive damages, and attorney's fees and related costs. The Company intends to defend against the claims vigorously. The case has been inactive since the third party plaintiff filed for protection under the U.S. Bankruptcy Law on July 10, 1995, a filing that was dismissed during 1997.

     The Company does not believe that these lawsuits or any other lawsuits to which it is a party will have a material adverse effect on the Company's financial condition. (FLS)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since November 12, 1992, the Company's common stock has been authorized for inclusion on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and is included in the Nasdaq Stock Market, Inc.'s SmallCap Market. The Company's common stock is quoted on such system under the symbol "BLTI". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ. The following quotations should not be construed to imply that an established trading market for the common stock exists.

                                             High           Low
                                         ------------   ------------
         1997
         ----
         1st Quarter                         4 9/16        3
         2nd Quarter                         6 1/4         2 1/2
         3rd Quarter                         4 5/8         2 15/16
         4th Quarter                         4 3/4         2 13/16

         1996
         ----
         1st Quarter                         3 7/8         2 1/8
         2nd Quarter                         5 9/16        3 1/8
         3rd Quarter                         4 5/8         2 1/2
         4th Quarter                         4 3/4         2 5/16

     On November 17, 1997, the one share of the Company's Series A 6% Redeemable Cumulative Convertible Preferred Stock ("Preferred Stock") then remaining outstanding was converted by the holder thereof (the "Holder") into 17,109 shares of the Company's common stock. Shares of Preferred Stock were convertible into a variable number of shares of common stock calculated, subject to certain upper and lower limits, by dividing the sum of Fifty Thousand Dollars ($50,000) by eighty percent (80%) of the average closing price of the Company's common stock during the five trading days preceding conversion. No underwriters were involved in the conversion, and no additional consideration was received by the Company in connection therewith.

     The issuance of the common stock upon conversion was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 3(a)(9) and 4(2) thereof as an exchange of securities by an issuer with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and as a transaction by an issuer not involving any public offering. The Holder represented and agreed that the shares of common stock issued upon conversion of the Preferred Stock would be acquired by the Holder in good faith for investment and not with a view to the distribution thereof. The Holder also agreed that the Holder will only offer or resell such shares of common stock in compliance with the provisions of all applicable securities laws and regulations and that, in particular, Holder will offer or resell such shares of common stock only if such shares are registered under the Securities Act or an exemption from such registration is available (in which latter case the Company shall have received an opinion of counsel, in form and substance reasonably satisfactory to the Company, to such effect). The certificate representing the shares of common stock issued upon conversion of the share of Preferred Stock had a legend endorsed thereon reflecting the restrictions on transferability arising out of the foregoing matters, and the Company has issued "stop transfer" instructions to its transfer agent.

     The Company has not paid any cash dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business.

     As of March 24, 1998, the total number of record holders of the Company's common stock was 349.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the five years ended December 31, 1997, 1996, 1995, 1994 and 1993. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

                                                   Year Ended December 31,
                                                   -----------------------
                                      1997       1996       1995       1994     1993 (1)
                                    --------   --------   --------   --------   --------
                                            (in thousands, except per share data)
                                            -------------------------------------
Consolidated Statements of
  Operations Data:

Sales............................   $ 1,786    $   692    $ 1,152    $ 1,136    $ 2,416
Gross profit (loss)..............   $   259    $   133    $   311    $   (57)   $  (491)
Operating expenses...............   $ 3,258    $ 2,622    $ 2,356    $ 3,918    $ 7,014
Loss from operations.............   $(2,999)   $(2,489)   $(2,045)   $(3,975)   $(7,506)
Loss before extraordinary item...   $(2,824)   $(2,463)   $(2,024)   $(3,472)   $(7,549)
Net loss.........................   $(2,824)   $(2,463)   $(2,024)   $(3,050)   $(7,549)

Basic loss per share:
  Loss before extraordinary item.   $ (0.21)   $ (0.21)   $ (0.21)   $ (0.45)   $ (1.57)
  Extraordinary gain.............   $   --     $   --     $   --     $  0.05    $   --
  Net loss.......................   $ (0.21)   $ (0.21)   $ (0.21)   $ (0.40)   $ (1.57)

Shares used in computation of
  basic loss per share (2).......    13,385     11,532      9,851      7,671      4,794


                                                        December 31,
                                                        ------------
                                      1997       1996       1995       1994       1993
                                    --------   --------   --------   --------   --------
                                                       (in thousands)
                                                       --------------
Consolidated Balance Sheet Data:

Working capital..................   $ 1,719    $ 3,670    $ 1,524    $ 1,170    $ 1,370
Total assets.....................   $ 3,396    $ 4,689    $ 2,512    $ 2,427    $ 4,894
Long-term liabilities............   $   --     $   --     $   --     $    22    $   629
Stockholders' equity (3).........   $ 2,095    $ 3,914    $ 1,844    $ 1,684    $ 2,691

(1) 1993 includes the operations of Societe Endo Technic, S.A. which was divested in 1994.

(2) The basis for determining the number of shares used in computing basic loss per share is described in Note 1 to Consolidated Financial Statements.

(3)  The Company has never declared or paid dividends on its common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - 1997 as Compared to 1996
------------------------------------------------

     Sales for 1997 were $1,786,000, compared to $692,000 reported in 1996, an increase of $1,094,000, or 158%. The increase was primarily due to the laser division's shipments of the Company's new HydroKinetic(TM) tissue cutting system, the Millennium(TM) to the Company's

German distributor. The Company's endodontic division reported sales of $388,000 in 1997 compared to sales of $402,000 in 1996.

     In July, 1997, the Company received clearance from the FDA to market a laser-based surgical tissue cutting system in the United States that utilizes a variation of the Millennium(TM) technology for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce to the domestic market a laser-based system in a configuration that is designed for lower power settings than those of the Millennium(TM) under the name DermaLase(TM). (FLS) The Company is presently developing its marketing plan for the DermaLase(TM) system and anticipates commencement of production of DermaLase(TM) in mid-1998. (FLS)

     Gross profits were $259,000, or 15% of net sales in 1997, compared to $133,000, or 19% of net sales in 1996. The Company's laser division reported a gross profit of $79,000 on net sales of $1,398,000 in 1997, compared to a gross loss of $89,000 on net sales of $290,000 in 1996. Gross profit margins attributable to the Millennium(TM) are still below desired levels. (FLS) The continued design and manufacturing of various test and production fixtures contributed to the manufacturing inefficiencies experienced during the year.
The Company expects to realize improved margins on its Millennium(TM) sales during 1998 through improved production layouts and efficiencies and improved pricing in its cost of materials. (FLS) Additionally, gross profit in 1997 was affected by an increase in the inventory reserve related to the Company's prior generation Nylad(TM) laser-based systems of $164,000. The Company's endodontic division reported gross profits in 1997 of $180,000, compared to $222,000 in 1996.

     Operating expenses increased $636,000, or 24%, to $3,258,000 in 1997, compared to $2,622,000 in 1996. Sales and marketing expenses increased $336,000, to $955,000 in 1997, compared to $619,000 reported in 1996. The increase was due mainly to greater participation by the Company at various dermatological and dental trade shows, payroll and other costs associated with the Company's establishment of a domestic sales force and its continued pursuit of qualified international distributors. General and administrative expenses increased $262,000, to $1,280,000 in 1997, compared to $1,018,000 reported in
1996. This change was due principally to increases in: (i) a charge of $123,000 related to common stock issued in connection with the Company obtaining a $2,500,000 credit facility for the financing of inventories, (ii) costs related to domestic and foreign patents and patent applications, (iii) legal costs related primarily to regulatory, contractual and international matters, (iv) public relations costs incurred by promotion of the Company through various publications and investor forums, and (v) a $96,000 increase in the provision for bad debt as a result of a bank claiming technical defects in documentation and thereby refusing to honor a letter of credit for goods shipped to a foreign customer. The Company has recently filed a complaint against the foreign customer in the United States District Court for various claims including collection of the $96,000 debt. Engineering and development expenses reported in 1997 were $1,023,000, compared to $984,000 reported in 1996. The moderate increase in these expenses related primarily to costs incurred with respect to clinical studies utilizing the Company's HydroKinetic(TM) technology in its effort to obtain clearance by the FDA to market the Millennium(TM) system for certain dental hard tissue applications and final development costs related to the Company's as yet unreleased LaserBrush(TM). (FLS) These 1997 year costs were partially offset by a reduction in 1997 project design costs related to the Millennium(TM) system as the present version was placed into production during the second quarter of 1997.

     Interest income, net, increased $149,000, to $175,000 in 1997, compared to $26,000 in 1996. The increase was due to the Company recording interest income on higher average levels of United States Treasury Notes held during 1997.

     The Company's net loss increased $361,000, or 15%, to $2,824,000 in 1997, compared to a net loss of $2,463,000 in 1996. The loss per share remained the same at $0.21 per share for 1997 and 1996 due to the increase in the weighted average shares outstanding; 13,385,318 in 1997 compared to 11,531,527 in 1996.

Results of Operations - 1996 as Compared to 1995
------------------------------------------------

     Sales for 1996 were $692,000, compared to $1,152,000 reported in 1995, a decrease of $460,000, or 40%. The Company's laser division reported sales of $290,000, a decrease of $447,000 from the $737,000 reported in 1995. The Company's endodontic division reported sales in 1996 comparable to those reported in 1995.

     The decrease in laser division sales principally reflects reduced laser unit shipments to Germany, the primary user market for the Company's laser-based systems, attributable to a pending product introduction and the Company's establishing new distribution arrangements for the German market. These arrangements were partially motivated by a desire to obtain a more experienced German distributor in anticipation of the introduction of the Company's new Millennium(TM) tissue cutting system, which addresses a broader market than the Company's previous laser-based systems. (FLS) The Company shipped its first production unit of Millennium(TM) to Germany for clinical evaluation and demonstration purposes during the third quarter of 1996. Following such evaluation and demonstration, the Company executed a distribution agreement with a major German dental equipment distributor for distribution of the Millennium(TM). Minimum purchase commitments under the agreement are $12,000,000 with shipments under the agreement that commenced in the second quarter of 1997. Domestically, the Company does not anticipate a significant increase in sales for its laser division unless and until it receives regulatory clearance to market its laser-based systems for certain hard tissue applications within the dental field, soft tissue applications within the dermatological field, and various other hard and soft tissue applications. (FLS) The Company plans to apply for additional FDA clearances relating to dermatology and cosmetic surgery utilizing its HydroKinetic(TM) technology. (FLS)

     Gross profits were $133,000, or 19% of sales for 1996, compared to $311,000, or 27% of sales, for 1995. The Company's laser division reported a gross loss of $89,000 on sales of $290,000 for 1996 compared to a gross profit of $84,000 on sales of $737,000 reported in 1995. The movement from a gross profit to a gross loss position for the laser division was due principally to the reduction in sales for 1996. While product contribution margins in 1996 for the laser division were similar to those in 1995, the disproportionate reduction in gross profit compared to sales was due principally to the lower absorption during 1996 of fixed overhead costs as a result of the lower sales volume. The Company's endodontic division reported gross profits in 1996 comparable to those reported in 1995 on similar sales for both years.

     Operating expenses increased $266,000, or 11%, to $2,622,000 in 1996, from the $2,356,000 reported in 1995. Sales and marketing expenses in 1996 were comparable to 1995 while general and administrative expenses increased $183,000, or 22%, to $1,018,000 in 1996, compared to $835,000 reported in 1995. The
Company anticipates increased sales and marketing expenses during 1997 in support of the planned launching of its Millennium(TM) system. (FLS) The increase in general and administrative expenses is due principally to promotional expenses incurred in communicating the Company's technology to the investment, medical, dental and scientific communities, costs related to the Company's decision to settle a legal claim filed in 1995 and other legal costs related to contract and patent counsel, partially offset by reductions in the Company's general insurance premiums. Engineering and development expenses were $984,000 in 1996, an increase of $57,000, or 6%, from the $927,000 reported in 1995. The increase was due principally to costs related to engineering design and clinical studies of its Millennium(TM) system. Increased engineering and development costs are anticipated during 1997 in support of the design of the LaserBrush(TM) toothbrush and other product related research. (FLS)

     The Company's net loss for 1996 increased by $439,000, or 22%, from a net loss of $2,024,000 in 1995, to a net loss of $2,463,000 in 1996. The net loss per share remained the same at $0.21 per share for 1996 as in 1995 due to the increase in weighted average shares outstanding; 11,532,000 in 1996 compared to 9,851,000 in 1995.

Financial Condition
-------------------

     The Company's working capital needs have been financed by the issuance of various equity securities through several private placement offerings over the past three years, which generated net proceeds of $720,000, $4,400,000 and $1,293,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Working capital at December 31, 1997 was $1,719,000, compared to $3,670,000 at December 31, 1996, reflecting the substantial proceeds received from the sale of equity securities in the fourth quarter of 1996 and the use of such proceeds to fund 1997 operations.

     Cash and cash equivalents and marketable securities decreased an aggregate of $3,009,000 in 1997 due principally to cash used by operating activities of $4,009,000, partially offset by net proceeds of $720,000 received from the issuance of the Company's common stock through a private placement and net proceeds of $301,000 from a new bank line of credit established to finance inventories. Cash used by operating activities in 1996 was $2,151,000. The increase in cash used by operating activities in 1997 was due principally to substantial increases in accounts receivable and inventories associated with Millennium(TM) sales and production and an additional $361,000 in net loss. Net cash provided by investing activities totaled $2,715,000 in 1997 compared to net cash used by investing activities of $3,576,000 in 1996. The significant change in investing activity cash flows is primarily due to a $4,000,000 purchase of United States Treasury Notes reduced by the liquidation of $500,000 of such notes during 1996, followed by the additional liquidation of such notes totaling $2,872,000 to fund operations in 1997. Net cash provided by financing activities decreased $3,353,000, to $1,158,000 in 1997, from $4,511,000 in 1996. The decrease was due principally to the decrease in proceeds from issuance and sale of equity securities.

     Current assets decreased $1,425,000, or 32%, from December 31, 1996 to December 31, 1997. This change was due mainly to the $2,872,000 decrease in marketable securities in the form of United States Treasury Notes held by the Company at December 31, 1997 as compared to 1996, partially offset by a $632,000 increase in inventories and a $915,000 increase in accounts receivable, both of which were related to Millennium(TM) sales and production in 1997.

     Current liabilities at December 31, 1997 increased $526,000, or 68%, from $775,000 at December 31, 1996. This change was due principally to $301,000 in net borrowings under a bank line of credit established in 1997 and a $372,000 increase in accounts payable, reflecting an increase in inventory purchase activity associated with the Millennium(TM) production in 1997, partially offset by a decrease in accrued expenses of $135,000, reflecting lower 1997 professional fees and other costs associated with financing activity.

     Property and equipment balances were comparable as of December 31, 1997 and 1996, reflecting the fact that 1997 capital expenditures approximated 1997 depreciation charges. Patents, trademarks and licenses at December 31, 1997 increased $64,000 from December 31, 1996 due to capitalized costs related to various patent and trademark applications. Other assets at December 31, 1997 increased $80,000 from December 31, 1996 due to expenditures consisting mainly of deposits with vendors.

     Stockholders' equity at December 31, 1997 was $2,095,000 compared to $3,914,000 at December 31, 1996. In October 1996, the Company completed a private placement of 100 shares of its Series A 6% Redeemable Cumulative Convertible Preferred Stock, receiving net proceeds of $4,400,000. 99 shares of the preferred stock were converted into an aggregate 1,800,018 shares of the Company's common stock prior to the end of 1996. The remaining share of preferred stock was converted into 17,109 shares of the Company's common stock in November 1997. In February 1997, the Company issued 200,000 shares of common stock in another private placement and received net proceeds of $720,000. The net loss of $2,824,000 in 1997, partially offset by the private placement proceeds, is responsible for the decrease in stockholders' equity from December 31, 1996 to 1997.

Liquidity and Capital Resources
-------------------------------

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stocks or through borrowings until it achieves sustained profitability through increased sales and product improvement through engineering and cost containment. (FLS) The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM), its yet-to-be-released LaserBrush(TM) and a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which shall be configured to accommodate applications in dermatology and general soft-tissue surgery.
(FLS)

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company have been achieved principally through the private placements of preferred and common stocks and the exercises of stock options and warrants. During the three years ended December 31, 1997, the Company has raised approximately $6,413,000 of equity funds. Management believes that significant additional resources will be required, commencing in the first half of 1998, to complete the processes designed to lead to FDA clearance to market the Company's laser-based technologies for various dental and medical applications in the United States and to fund the Company's working capital needs.

     The Company expects to generate the necessary capital resources through the sale of its products, the issuance of equity securities in either public or private placements, or debt financing. No assurance can be given, however, that the Company will be able to obtain such capital resources. (FLS)

     Based on the Company's current business plan, the Company anticipates that it will need additional financing during the first half of 1998 to support additional working capital requirements. There are no assurances that the Company will be successful in obtaining such financing. If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments and deferring the introduction of various products or entry to various markets. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. The Company is presently considering various options to obtain financing sufficient to meet its operational needs during 1998. (FLS)

     The Company is presently analyzing various computer software and hardware to meet its operational needs and anticipates capital expenditures to increase significantly during 1998 in connection with the acquisition of such software and hardware. (FLS) The Company's present software and hardware is personal computer based and is unaltered from its original purchased state except for those upgrades offered by the manufacturer of such software. The Company believes that its present software and hardware is Year 2000 compliant and intends to obtain certification of such for any future purchases of computer software and hardware. Additionally, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the control of the Company. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. SFAS No. 123 encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's stock-based compensation plans.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the years ended December 31, 1997, 1996 and 1995, the Company's potential common shares have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average shares outstanding. See Note 9 of Notes to Consolidated Financial Statements for a description of the securities that could potentially dilute earnings per share in the future, should the Company report income.

Impact of Changing Prices on Sales and Income
---------------------------------------------

     The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the inflation rate has been relatively low, Nonetheless, the Company has continued to incur increases in the cost of labor and some materials, in the face of requests for price reductions from customers. Due to intense competition in 1997, the Company was not able to raise prices to its customers to pass along the cost increases experienced. The Company, however, shall continue to pursue price reductions from its materials vendors in an attempt to improve or maintain margins. (FLS)


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not currently hold any market risk sensitive instruments for trading or other purposes


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company at December 31, 1997 and 1996 and for the three year period ended December 31, 1997, along with the notes thereto, and the Report Of Independent Accountants thereon, required to be filed in response to this Item 8, begin at page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held May 19, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held May 19, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held May 19, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held May 19, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are being filed with this Annual Report on Form 10-K or are incorporated by reference therein in accordance with the designated footnote references.

      3.   Articles of Incorporation and Bylaws

           3.1     Restated Certificate of Incorporation, as Amended.  (2)
           3.2     Amended and Restated Bylaws.  (3)

      4.   Instruments Defining the Rights of Holders, Including Indentures

           4.3 Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BioLase Technology, Inc. (5)
           4.4     Form of Participant Stock Purchase Warrant Certificate. (6)
           4.5     Form of Agent Stock Purchase Warrant Certificate. (6)

      10.  Material Contracts

           10.1 Premises Lease for 981 Calle Amanecer, San Clemente, California. (1)
           10.2    1990 Stock Option Plan. (1)
           10.9    1992 Stock Option Plan. (1)
           10.18   Amended and Restated 1993 Stock Option Plan. (3)
           10.18a First Amendment to Amended and Restated 1993 Stock Option Plan. (4)
           10.19   Amended and Restated 1993 Stock Compensation Plan. (2)
           10.20 Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)
           10.26* Distribution Agreement between the Company and Orbis High Tech Dental GmbH. (6)

           21.     Subsidiaries (1)

           23.     Consents of Experts and Counsel

           27.     Financial Data Schedule (electronic filing only)

_______________

            * Portions of this Agreement have been omitted pursuant to a confidentiality request filed with the Securities and Exchange Commission.
           (1) Filed with the Company's Registration Statement on Form S-1 dated October 9, 1992 and incorporated by reference.
           (2) Filed with the Company's 1993 Annual Report on Form 10-K dated April 14, 1994 and incorporated by reference.
           (3) Filed with the Company's 1995 Second Quarter Report on Form 10-
               QSB dated September 15, 1995 and incorporated by reference.
           (4) Filed with the Company's 1995 Annual Report on Form 10-KSB dated
               May 6, 1996 and incorporated by reference.
           (5) Filed with the Company's 1996 Third Quarter Report on Form 10-QSB dated November 19, 1996 and incorporated by reference.
           (6) Filed with the Company's 1996 Annual Report on Form 10-KSB dated April 11, 1997 and incorporated by reference.

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


                                            BIOLASE TECHNOLOGY, INC.
                                            a Delaware corporation


                                            /s/ Donald A. La Point
                                            ----------------------
                                            Donald A. La Point
                                            President, Chief Executive Officer,
                                            and Director


Date:  March 31, 1998


     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.

Signatures                            Title
----------                            -----

Principal Executive Officer:


/s/ Donald A. La Point                President, Chief Executive Officer,
--------------------------------      and Director
(Donald A. La Point)


Principal Financial and Accounting Officer:


/s/ Stephen R. Tartamella             Vice President, Chief Financial Officer,
--------------------------------      and Secretary
(Stephen R. Tartamella)



/s/ Federico Pignatelli               Director and Chairman of the Board
--------------------------------
(Federico Pignatelli)



/s/ George V. d'Arbeloff              Director
--------------------------------
(George V. d'Arbeloff)

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                  __________

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS

   Report Of Independent Accountants                                         F-2

   Consolidated Balance Sheets As Of December 31, 1997 And 1996              F-3

   Consolidated Statements of Operations For The Years Ended
     December 31, 1997, 1996 And 1995                                        F-4

   Consolidated Statements of Stockholders' Equity For The Years Ended
     December 31, 1997, 1996 And 1995                                        F-5

   Consolidated Statements of Cash Flows For The Years Ended
     December 31, 1997, 1996 And 1995                                        F-6

   Notes To Consolidated Financial Statements                                F-8


SCHEDULES

   Schedules numbered in accordance with Rule 5.04 of Regulation S-X:

     Report Of Independent Accountants                                       S-1

     II - Consolidated Valuation And Qualifying Accounts And Reserves        S-2

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  __________


The Board of Directors
BioLase Technology, Inc.

We have audited the accompanying consolidated balance sheets of BioLase Technology, Inc. and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLase Technology, Inc. and its subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that BioLase Technology, Inc. and its subsidiary will continue as a going-concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and shows a need for continued funding that raises substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COOPERS & LYBRAND L.L.P.


Newport Beach, California
February 27, 1998

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 And 1996
                                  __________

                                                                                   1997                1996
                                                                                   ----                ----
                                ASSETS:
Current assets:
 Cash and cash equivalents                                                      $    213,074        $    349,457
 Marketable securities                                                               627,817           3,500,000
 Accounts receivable, less allowance of $117,464 in 1997 and $21,957
  in 1996                                                                          1,060,252             145,463
 Inventories, net of reserves of $620,949 in 1997 and $485,154 in 1996             1,008,777             376,479
 Prepaid expenses and other current assets                                           110,094              73,723
                                                                                ------------        ------------
       Total current assets                                                        3,020,014           4,445,122

Property and equipment, net                                                          181,804             194,078
Patents, trademarks and licenses, less accumulated amortization of
 $330,466 in 1997 and $327,614 in 1996                                                95,508              31,215
Other assets                                                                          98,666              18,929
                                                                                ------------        ------------
       Total assets                                                             $  3,395,992        $  4,689,344
                                                                                ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Line of credit                                                                 $    301,233        $        --
 Accounts payable                                                                    481,240             109,582
 Accrued expenses                                                                    480,440             615,635
 Accrued costs related to dissolution of foreign subsidiary                           38,069              46,167
 Other current liabilities                                                               --                3,980
                                                                                ------------        ------------
       Total liabilities                                                           1,300,982             775,364
                                                                                ------------        ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.001, 1,000,000 shares authorized:
  Series A 6% Redeemable Cumulative Convertible Preferred Stock, no
   shares issued and outstanding at December 31, 1997 and 1 share issued
   and outstanding at December 31, 1996                                                  --                  --
  Common stock, par value, $.001, 50,000,000 shares authorized, issued
   13,462,636 in 1997 and 13,129,949 in 1996                                          13,463              13,130
 Additional paid-in capital                                                       29,755,652          28,700,279
 Receivable from stockholders and unearned services                                  (50,766)                --
 Accumulated deficit                                                             (27,623,339)        (24,799,429)
                                                                                ------------        ------------
       Total stockholders' equity                                                  2,095,010           3,913,980
                                                                                ------------        ------------
       Total liabilities and stockholders' equity                               $  3,395,992        $  4,689,344
                                                                                ============        ============

See accompanying notes to consolidated financial statements.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For The Years Ended December 31, 1997, 1996 And 1995
                                  __________


                                                        1997               1996               1995
                                                        ----               ----               ----
Net sales                                            $  1,786,285       $    691,829       $  1,152,182
Cost of sales                                           1,527,242            559,169            841,162
                                                     ------------       ------------       ------------

       Gross profit                                       259,043            132,660            311,020
                                                     ------------       ------------       ------------

Operating expenses:
 Sales and marketing                                      955,192            618,964            594,651
 General and administrative                             1,280,171          1,018,270            834,669
 Engineering and development                            1,022,733            984,418            926,752
                                                     ------------       ------------       ------------

       Total operating expenses                         3,258,096          2,621,652          2,356,072
                                                     ------------       ------------       ------------

       Loss from operations                            (2,999,053)        (2,488,992)        (2,045,052)

Interest income, net                                      175,143             25,733             21,230
                                                     ------------       ------------       ------------

       Net loss                                      $ (2,823,910)      $ (2,463,259)      $ (2,023,822)
                                                     ============       ============       ============

       Basic loss per share                                $(0.21)            $(0.21)            $(0.21)
                                                           ======             ======             ======

Weighted average shares outstanding                    13,385,318         11,531,527          9,850,961
                                                     ============       ============       ============

See accompanying notes to consolidated financial statements.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Years Ended December 31, 1997, 1996 And 1995
                                  __________


                                                                                             Receivable
                                                                                                From
                                     Preferred Stock       Common Stock        Additional   Stockholders
                                    ----------------   ---------------------     Paid-In    And Unearned  Accumulated
                                     Shares   Amount     Shares      Amount      Capital      Services      Deficit      Total
                                   ---------- ------  ------------  --------  ------------ ------------ -------------  -----------
Balances at January 1, 1995                              8,412,112   $ 8,412   $22,016,913   $(29,374)  $(20,312,348)  $ 1,683,603

Private placements of common stock                       2,300,000     2,300     1,290,407        --             --      1,292,707
Exercise of stock options                                   39,150        39        67,986        --             --         68,025
Exercise of stock purchase
 warrants                                                  489,900       490       793,712        --             --        794,202
Issuance of shares for fractional
 interest on reverse split                                       2       --            --         --             --            --
Earned escrow shares                                           --        --            --      29,374            --         29,374
Net loss                                                       --        --            --         --      (2,023,822)   (2,023,822)
                                                        ----------   -------   -----------   --------   ------------   -----------
Balances at December 31, 1995                           11,241,164    11,241    24,169,018        --     (22,336,170)    1,844,089

Private placement of preferred
 stock                                   100   $  --           --        --      4,400,000        --             --      4,400,000
Exercise of stock options                --       --        88,766        89       133,061        --             --        133,150
Conversion of preferred stock to
 common stock                            (99)     --     1,800,018     1,800        (1,800)       --             --            --
Issuance of shares for fractional
 interest on reverse split               --       --             1       --            --         --             --            --
Net loss                                 --       --           --        --            --         --      (2,463,259)   (2,463,259)
                                   ---------   ------   ----------   -------   -----------   --------   ------------   -----------
Balances at December 31, 1996              1      --    13,129,949    13,130    28,700,279        --     (24,799,429)    3,913,980

Private placement of common stock        --       --       200,000       200       719,685        --             --        719,885
Exercise of stock options                --       --        99,000        99       137,151        --             --        137,250
Issuance of stock primarily for
 services                                --       --        43,850        44       147,761        --             --        147,805
Issuance of stock primarily for
 unearned services                       --       --        14,250        14        50,752    (50,766)           --            --
Cancellation of previously issued
 stock                                   --       --       (41,523)      (41)           41        --             --            --
Conversion of preferred stock to
 common stock                             (1)     --        17,109        17           (17)       --             --            --
Issuance of shares for fractional
 interest on reverse split               --       --             1       --            --         --             --            --
Net loss                                 --       --           --        --            --         --      (2,823,910)   (2,823,910)
                                   ---------   ------   ----------   -------   -----------   --------   ------------   -----------
Balances at December 31, 1997            --    $  --    13,462,636   $13,463   $29,755,652   $(50,766)  $(27,623,339)  $ 2,095,010
                                   =========   ======   ==========   =======   ===========   ========   ============   ===========

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1997, 1996 And 1995
                                   __________

                                                                           1997               1996               1995
                                                                       ------------        -----------        -----------
Cash flows from operating activities:
 Net loss                                                               $(2,823,910)       $(2,463,259)       $(2,023,822)
 Adjustments to reconcile net loss to net cash used by
  operating activities:

  Earned escrow shares of common stock                                          --                 --              29,374
  Depreciation and amortization                                             105,649            149,746            183,442
  Issuance of common stock for services                                     147,805                --                 --
  Provision for bad debts                                                    95,507             (5,900)               337
  Provision for inventory write-off                                         164,488             37,663             24,500
  Changes in assets and liabilities:
    Accounts receivable                                                  (1,010,296)           (74,941)           (14,689)
    Inventories                                                            (796,786)           (23,214)           228,664
    Prepaid expenses and other assets                                      (116,108)            98,850            (46,762)
    Accounts payable                                                        371,658             67,702            (37,561)
    Accrued expenses                                                       (135,195)           210,883            (16,633)
    Accrued costs related to dissolution of foreign subsidiary               (8,098)           (63,581)           (17,526)
    Other current liabilities                                                (3,980)           (85,020)            18,000
                                                                       ------------       ------------       ------------
       Net cash used by operating activities                             (4,009,266)        (2,151,071)        (1,672,676)
                                                                       ------------       ------------       ------------
Cash flows from investing activities:
 Purchase of marketable securities                                              --          (4,000,000)               --
 Sale of marketable securities                                            2,872,183            500,000                --
 Additions to property and equipment                                        (90,523)           (54,808)           (47,041)
 Additions to patents, trademarks and licenses                              (67,145)           (21,145)           (10,070)
                                                                       ------------       ------------       ------------
       Net cash (used) provided by investing activities                   2,714,515         (3,575,953)           (57,111)
                                                                       ------------       ------------       ------------

Cash flows from financing activities:
 Borrowings under the line of credit, net                                   301,233                --                 --
 Payments of capital lease obligations                                          --             (22,324)           (21,533)
 Proceeds from issuance of common stock, net                                719,885                --           1,292,707
 Proceeds from exercise of stock options                                    137,250            133,150             68,025
 Proceeds from exercise of stock purchase warrants                              --                 --             794,202
 Proceeds from issuance of preferred stock, net                                 --           4,400,000                --
                                                                       ------------       ------------       ------------
       Net cash provided by financing activities                          1,158,368          4,510,826          2,133,401
                                                                       ------------       ------------       ------------
       Increase (decrease) in cash and cash equivalents                    (136,383)        (1,216,198)           403,614

Cash and cash equivalents at beginning of year                              349,457          1,565,655          1,162,041
                                                                       ------------       ------------       ------------

Cash and cash equivalents at end of year                               $    213,074       $    349,457       $  1,565,655
                                                                       ============       ============       ============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              For The Years Ended December 31, 1997, 1996 And 1995
                                   __________

                                                              1997         1996         1995
                                                              ----         ----         ----
Supplemental cash flow disclosure:

 Cash paid during the year for interest                     $  4,005     $    4,410     $13,312
                                                            ========     ==========     =======
Noncash financing activities:

 Issuance of common stock for earned services               $147,805     $     --       $   --
                                                            ========     ==========     =======

 Conversion of preferred stock to common stock              $ 44,000     $4,356,000     $   --
                                                            ========     ==========     =======

See accompanying notes to consolidated financial statements.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 And 1995
                                  __________

1.   Summary Of Significant Accounting Policies:

     BioLase Technology, Inc. (the "Company"), which changed its name from Laser Medical Technology, Inc. in May 1995, was incorporated in Delaware in February 1987. In 1987, the Company acquired 77% of the outstanding shares of Societe Endo Technic, S.A. ("SET"), a French corporation, which in turn had a 100%-owned subsidiary, Societe Endo Technic, Inc., doing business as Endo Technic Corporation (a California corporation). In 1994, the Company discontinued the operations of SET and purchased certain assets of SET, including 100% of the stock of Societe Endo Technic, Inc., for nominal consideration.

     The Company's primary business is developing, manufacturing and marketing advanced laser products for dental and other surgical applications, and distributing endodontic products manufactured by third parties.

     Principles Of Consolidation:
     ---------------------------

     The consolidated financial statements include the accounts of BioLase Technology, Inc. and its subsidiary after eliminating intercompany accounts and transactions. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

     Revenue Recognition:
     -------------------

     Sales and related cost of sales are recognized upon shipment of products. The Company's laser products and endodontic handpieces are generally under warranty against defects in material and workmanship for a period of one year.

     Cash Equivalents:
     ----------------

     The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

     At December 31, 1997 and 1996, the Company had approximately $38,000 and $161,000, respectively, of cash balances that were in excess of the federally-insured limit of $100,000 per bank.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                  -----------

1.   Summary Of Significant Accounting Policies, Continued:

     Marketable Securities:
     ---------------------

     Marketable securities consist of United States government treasury notes having maturities greater than three months but less than one year at the time of acquisition. Marketable securities are classified as available-for-sale securities and are reported at fair value. Gross unrealized gains and losses on marketable securities at December 31, 1997 and 1996 are not material.

     Inventories:
     -----------

     Inventories are valued at the lower of cost or market (determined by the first-in, first-out method).

     Property And Equipment:
     ----------------------

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

     Patents, Trademarks And Licenses:
     --------------------------------

     Costs incurred to establish and successfully defend patents, trademarks and licenses and to acquire product and process technology are capitalized.
     All amounts assigned to these patents, trademarks and licenses are amortized on a straight-line basis over an estimated eight-year useful life.

     The continuing carrying value of patents is assessed based upon the Company's operating experience, expected cash flows from related products and other factors as deemed appropriate.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                  -----------

1.   Summary Of Significant Accounting Policies, Continued:

     Engineering And Development:
     ---------------------------

     Company-sponsored engineering and development costs related to both present and future products are expensed as incurred.

     Estimates:
     ---------

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

     Income Taxes:
     ------------

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

     Stock-Based Compensation:
     ------------------------

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for employee stock options. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

1.   Summary Of Significant Accounting Policies, Continued:

     Stock-Based Compensation, Continued:
     -----------------------------------

     measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1995.

     Basic Loss Per Share:
     --------------------

     Basic loss per share was determined by dividing the net loss by the weighted average number of shares outstanding during the applicable period.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the years ended December 31, 1997, 1996 and 1995, the Company's potential common shares have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average shares outstanding. Diluted loss per share for 1997, 1996 and 1995 is antidilutive and, therefore, has not been presented. See Note 9 for a description of those securities that could potentially dilute earnings per share in the future, should the Company report income.

     Other New Accounting Pronouncements:
     -----------------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations.
     The Company will adopt SFAS No. 130 effective January 1, 1998.

     Reclassification:
     ----------------

     Certain prior year items have been reclassified to conform with the current year presentation.

     Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

2.   Basis Of Presentation:

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,823,910, $2,463,259 and $2,023,822 for the years ended December 31, 1997, 1996 and
     1995, respectively, and has an accumulated deficit of $27,623,339 at December 31, 1997. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stocks or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost containment. The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system (the Millennium(TM)), its DermaLase(TM) system, which is a variation of the Millennium(TM), LaserBrush(TM), a light-activating toothbrush and other laser and endodontic products, and the continued development of biomaterial products and cost- effective laser technologies for medical and dental surgical applications.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through private placements of preferred and common stocks and the exercises of stock options and warrants. During the three years ended December 31, 1997, the Company has raised approximately $6,413,000 of equity funds. Management believes that significant additional resources will be required commencing in the first half of 1998, to complete the process designed to lead to FDA clearance, to market the Company's laser-based technologies for dental and medical applications in the United States and to fund the Company's working capital needs during 1998.

     The Company expects to generate the necessary capital resources through the sale of its products, the issuance of equity securities in either public offerings or private placements, or debt financing. No assurance can be given, however, that the Company will be able to obtain such capital resources.

     Based on the Company's current business plan, the Company anticipates that it will need additional financing during the first half of 1998 to support additional working capital requirements. There are no assurances that the Company will be successful in obtaining such financing. If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments and deferring the introduction of various products or entry into various markets. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statement have been prepared under the assumption of a going concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.



Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

3.   Inventories:

     Inventories consist of the following at December 31:

                                           1997               1996
                                        ----------          --------
    Raw materials                       $  804,631          $ 96,823
    Work-in-process                         36,609               --
    Finished goods                         167,537           279,656
                                        ----------          --------

                                        $1,008,777          $376,479
                                        ==========          ========

4.   Property And Equipment:

     Property and equipment consist of the following at December 31:

                                                             1997                1996
                                                          -----------         -----------
    Leasehold improvements                                $   149,282         $   149,282
    Equipment and computers                                   754,152             725,882
    Furniture and fixtures                                    168,419             107,208
    Demonstration units                                       247,354             247,354
                                                          -----------         -----------

                                                            1,319,207           1,229,726
      Less, Accumulated depreciation and
        amortization                                       (1,137,403)         (1,035,648)
                                                          -----------         -----------

                                                          $   181,804         $   194,078
                                                          ===========         ===========

     Included in property and equipment are assets held under capital leases of approximately $1,027 in 1996, net of accumulated amortization.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

5.   Line Of Credit:

     At December 31, 1997, the Company had $301,233 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for financing inventories with monthly interest payments equal to LIBOR plus 0.5% (6.6% at December 31, 1997) and requires collateral consisting substantially of the Company's accounts receivable and inventories. The revolving credit agreement expires on December 1, 1998 and has two six-month renewal options.

6.   Accrued Expenses:

     Accrued expenses consist of the following at December 31:

                                                               1997              1996
                                                             --------          --------
    Accrued professional fees                                $ 82,876          $158,416
    Accrued legal and settlement costs                         91,880            88,292
    Accrued private placement costs                               --             72,984
    Sales tax payable                                           7,846            46,514
    Accrued warranty                                           83,000            15,000
    Accrued vacation                                           64,270            48,354
    Other                                                     150,568           186,075
                                                             --------          --------

                                                             $480,440          $615,635
                                                             ========          ========


7.   Litigation:

     On August 8, 1997, the Company initiated an action in the United States District Court entitled, BioLase Technology, Inc. v. Rudolf Schneider, in which the Company is seeking to recover from Rudolf Schneider ("Schneider"), a former distributor, (i) lost profits attributable to the former distributor's failure to perform its obligations, particularly its commitment to purchase minimum quantities of products, pursuant to the distribution agreement between the Company and this distributor, and (ii) $96,000 claimed to be owed to the Company by this former distributor for goods sold and delivered and services performed by the Company. On March 6, 1998, Schneider answered the complaint denying liability and filed counterclaims against the Company. Schneider's counterclaims seek unspecified actual and punitive damages for alleged fraud, breach of contract and breach of warranty

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

7.   Litigation, Continued:

     associated with the transactions on which the complaint is based. Concerning the distribution agreement, Schneider seeks damages arising from the Company's alleged failure to disclose that the value of his distributorship had been impaired by the Company's alleged previous practice of selling allegedly defective product in the relevant territory. Concerning the goods and services, Schneider admits receipt of the relevant goods but contends they were defective and nonconforming. The Company intends both to pursue its claims and to defend against the counterclaims vigorously. This action is at a preliminary stage and no trial date has yet been scheduled.

     On April 26, 1995, the Company was named as an additional defendant in Hazel Lefern Moore v. David A. Pyner, D.D.S., Florida Dental Team, P.A., Princeton Medical Management Southeast, Inc. and Laser Endo Technic, Inc., initially filed in the 17th Judicial Circuit in and for Broward County, Florida on April 21, 1995. The plaintiff alleges that she underwent laser dental surgery with a laser allegedly produced by the Company and seeks unspecified damages from the Company on theories of product liability, based on allegations that the laser was defective by reason of design, manufacture and lack of product warnings. The Company has answered the complaint, denying the majority of plaintiff's material factual allegations and asserting various affirmative defenses. The Company is vigorously contesting liability. There has been little activity in this case since the beginning of 1997. The case has not yet been set for trial. The Company believes that liability, should any result from plaintiff's claims, would be covered by insurance.

     Trans Leasing International v. Elie M. Makhoul v. Laser Endo Technic Corporation, was filed July 6, 1994 in the Circuit Court of Cook County, Illinois, Municipal Department, First District. This action involves a third-party claim against the Company in a suit in which a dentist, who was the lessee of a dental laser system manufactured by the Company, had been sued for breach of the equipment lease by the financing institution that was the lessor. The theories of the third-party plaintiff include common law fraud, violation of the Consumer Fraud and Deceptive Business Practices Act, and intentional and negligent misrepresentations. The third-party claim against the Company in this action is for $78,408 in compensatory damage, $15,000 in lost profits, $50,000 in punitive damages, and attorney's fees and related costs. The Company intends to defend against the claims vigorously. The case has been inactive since the third-party plaintiff filed for protection under the U.S. Bankruptcy Law on July 10, 1995, a filing that was dismissed during 1997.

     The Company does not believe that these lawsuits or any other lawsuits to which it is a party will have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

8.   Lease Commitments:

     The Company leases plant and office facilities under long-term operating leases. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 1997:

        1998                                 $140,780
        1999                                  140,780
        2000                                   93,853
                                             --------

                                             $375,413
                                             ========

     Rent expense was $141,385, $136,938 and $148,775 for the years ended December 31, 1997, 1996 and 1995, respectively.

9.   Stockholders' Equity:

     Equity Financing:
     ----------------

     The Company has raised equity capital through several private offerings in the three years ended December 31, 1997, as follows:

                                       Number
                                      Of Shares
                                      Of Common          Net Cash
     Years Ended December 31,          Stock           Consideration
     ------------------------         ---------        -------------
          1997                          217,109*         $  719,885
          1996                        1,800,018**        $4,400,000
          1995                        2,300,000          $1,292,707

     * Includes 17,109 shares issued upon conversion of one share of Preferred Stock - see below.

     **Excludes one share of Preferred Stock - see below.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

9.   Stockholders' Equity, Continued:

     Preferred Stock:
     ---------------

     On October 16, 1996, the Company completed a private placement (the "Placement") in which the Company issued and sold 100 units, each consisting of one share of its Series A 6% Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") which, at the option of the holder, was convertible into a variable number of shares of common stock that could not exceed 18,182 shares, and 5,000 Redeemable Common Stock Purchase Warrants (the "Placement Warrants") expiring 1998 which are exercisable under certain conditions. Gross proceeds in the Placement were $5,000,000 and net proceeds, after commissions of $400,000 and estimated expenses, were $4,400,000.

     In November 1996, 99 of the 100 shares of Preferred Stock were converted to common stock at a rate of 18,182 common shares for each preferred share, resulting in an aggregate conversion to 1,800,018 shares of common stock. In November 1997, the remaining share of Preferred Stock was converted into 17,109 shares of common stock. The shares of common stock issued upon the conversions were "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"). Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. In August 1997, the Company filed a registration statement covering the resale of such shares of common stock.

     Common Stock:
     ------------

     On February 28, 1997, the Company completed a private placement in which it issued and sold 200,000 shares of its common stock to an accredited investor. Gross proceeds from the private placement were $725,000 before direct expenses of $5,115. The shares of common stock issued in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. The registration statement filed by the Company in 1997 also covered the resale of such shares of common stock.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

9.   Stockholders' Equity, Continued:

     Common Stock, Continued:
     -----------------------

     The Company has occasionally issued shares of its common stock to individuals for services rendered. The estimated fair value of the common stock is charged to earnings as compensation for these services. The Company issued 58,100 shares for service valued at $198,571 in 1997, of which 43,850 of the shares valued at $147,805 were for earned services during 1997 and 14,250 of the shares valued at $50,766 were for services that will be earned in 1998. No shares were issued for service in 1996 or 1995.

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

     A total of 375,000 shares of common stock were authorized for issuance under the 1990 Plan, of which, at December 31, 1997, 152,500 had been issued upon option exercise, 158,750 were reserved for issuance upon exercise of outstanding options and 63,750 were available for the granting of additional options. A total of 150,000 shares of common stock were authorized for issuance under the 1992 Plan, of which, at December 31, 1997, 51,016 shares had been issued upon option exercise, 98,875 were reserved for issuance upon exercise of outstanding options and 109 were available for the granting of additional options. A total of 1,500,000 shares of common stock were authorized for issuance under the 1993 Plan, of which, at December 31, 1997, 85,900 had been issued upon option exercise, 1,084,785 were reserved for issuance upon exercise of outstanding options, and 329,315 were available for the granting of additional options. Any shares which are reserved for issuance under an outstanding option which expires or terminates unexercised, or any shares which are used by participants to pay all or part of the purchase price of any option exercised, may again be reserved for issuance upon exercise of newly granted options under the respective Plans. However, shares with respect to which stock appreciation rights have been exercised may not again be made subject to an award.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

9.   Stockholders' Equity, Continued:

     Common Stock Options And Warrants, Continued:
     --------------------------------------------

     At the discretion of a committee comprised of non-employee directors or other non- employees appointed by the Board of Directors (the "Committee"), employees, officers, directors and consultants of the Company and its subsidiary may become participants in the Plans upon receiving grants in the form of stock options or, in the case of the 1990 and 1992 Plans, stock appreciation rights.

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

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

9.   Stockholders' Equity, Continued:

     Common Stock Options And Warrants, Continued:
     --------------------------------------------

                                                                            Option Price Per
                                                           Shares                Share
                                                          ---------         ---------------
    Options outstanding, December 31, 1994                  866,000          $2.00 - $10.50
         Granted                                            725,000           0.75 -   7.20
         Exercised                                          (39,150)          1.50 -   2.38
         Surrendered                                       (412,400)          1.50 -   2.38
                                                          ---------          --------------

    Options outstanding, December 31, 1995                1,139,450           0.75 -  10.50
         Granted                                            318,335           2.53 -   4.13
         Exercised                                          (88,766)              1.50
         Surrendered                                        (67,109)          1.50 -   2.80
                                                          ---------          --------------

    Options outstanding, December 31, 1996                1,301,910           0.75 -  10.50

         Granted                                            234,500           3.00 -   3.94
         Exercised                                          (99,000)          0.75 -   3.00
         Surrendered                                        (95,000)          4.13 -   7.20
                                                          ---------          --------------

    Options outstanding, December 31, 1997                1,342,410          $0.75 - $10.50
                                                          =========          ==============

    Options exercisable, December 31, 1997                1,127,514          $0.75 - $10.50
                                                          =========          ==============

     Stock options granted under the 1990 Plan may include the right to acquire an Accelerated Ownership Nonqualified Stock Option ("AO"). If an option grant contains the AO feature and if the participant pays all or part of the purchase price of the option with shares of the Company's common stock held by the participant for at least six months, then upon exercise of the option, the participant is granted an AO to purchase at the fair market value as of the date of the AO grant the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. At December 31, 1997, 25,000 options outstanding under the 1990 Plan include the AO feature.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

9.   Stockholders' Equity, Continued:

     Common Stock Options And Warrants, Continued:
     --------------------------------------------

     In addition to the option plans discussed above, the Company has several agreements with certain vendors and other persons under which options, not under any of the Plans, to purchase shares of the Company's common stock have been granted. The shares issuable upon exercise of such options have not been registered under the Act, except for 20,000 shares which were registered in conjunction with a registration statement filed in August 1997.

     The following table summarizes option transactions outside the option plans:

                                                                         Option Price Per
                                                            Shares            Share
                                                            -------      ----------------
    Options outstanding, December 31, 1994                  102,500        $5.00 - $12.00
         Granted                                             20,000             2.00
         Surrendered                                            --               --
                                                            -------        --------------

    Options outstanding, December 31, 1995                  122,500         2.00 -  12.00
         Granted                                                --               --
         Surrendered                                            --               --
                                                            -------        --------------

    Options outstanding, December 31, 1996                  122,500         2.00 -  12.00
         Granted                                            150,000             5.00
         Surrendered                                            --               --
                                                            -------        --------------

    Options outstanding, December 31, 1997                  272,500        $2.00 - $12.00
                                                            =======        ==============

    Options exercisable, December 31, 1997                  272,500        $2.00 - $12.00
                                                            =======        ==============

     The majority of all the Company's options outstanding and exercisable at December 31, 1997 are at exercise prices between $0.75 and $3.00. Additionally, at December 31, 1997, the weighted average exercise price for options outstanding and exercisable was $3.06 with a weighted average remaining term of 6.5 years.

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

9.   Stockholders' Equity, Continued:

     Common Stock Options And Warrants, Continued:
     --------------------------------------------

     Warrants to purchase 489,900 shares of common stock at $3.25 per share were issued in conjunction with a placement of the Company's common stock in 1994, including 14,900 warrants issued as commission to the placement agent. The warrants included a call feature whereby the Company had the right, upon thirty days' notification, to call such warrants for redemption at any time the market price per share exceeded 138.46% of the exercise price for ten consecutive trading days. In the event of such a call, the Company could redeem any warrants remaining outstanding at the end of the notification period for nominal consideration.

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

     In October 1996, the Company issued 500,000 Placement Warrants expiring December 31, 1998, each entitling the holder to purchase one share of common stock at $3.50 per share under certain conditions. At October 1997, the Company retired 3,334 of the Placement Warrants as certain conditions were not met to bring such warrants to full vesting status. An additional 190,910 warrants, expiring December 31, 1998, were also issued in connection with the Placement, which are also exercisable at $3.50 per share.

     On December 2, 1996, the Company granted warrants to purchase 10,000 shares of common stock at $3.50 per share to consultants. These warrants expire December 31, 1998.

     In December 1997, the Company issued 75,000 warrants in connection with obtaining a $2,500,000 credit facility for financing inventories. Each warrant entitles the holder to purchase one share of common stock and vested fully at date of issuance. 50,000 of the warrants were issued at an exercise price of $5.00 and 25,000 were issued at an exercise price of $4.00, all expiring December 1, 2000.

     Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

9.   Stockholders' Equity, Continued:

     Pro Forma Effect Of Stock-Based Compensation:
     --------------------------------------------

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of awards under the 1990, 1992 and 1993 Plans on the respective dates of grant in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                          For The Years Ended
                                              December 31,
                                      ---------------------------
                                         1997            1996
                                      -----------     -----------
        Net loss:
         As reported                  $(2,823,910)    $(2,463,259)
         Pro forma                    $(3,115,928)    $(2,730,811)

        Basic loss per share:
         As reported                       $(0.21)         $(0.21)
         Pro forma                         $(0.23)         $(0.24)

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes computation for the years ended December 31, 1997 and 1996 are as follows: the risk-free interest rate was the U.S. Zero Coupon Bond rate for the corresponding grant date, ranging from 5.7% to 6.0% in 1997 and 5.4% to 5.6% in 1996; the exercise price is equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is the term to expiration, ranging from 1-4 years; volatility is 78.6%; and the common stock will pay no dividends.


Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

10.  Income Taxes:

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 1997, 1996 and 1995:

                                        1997         1996         1995
                                     ----------   ----------   ----------
    Current:
      Federal                            $  --        $  --        $  --
      State                               1,600        1,600        1,600
                                         ------       ------       ------

                                          1,600        1,600        1,600
    Deferred:
      Federal                               --           --           --
      State                                 --           --           --
                                         ------       ------       ------

                                         $1,600       $1,600       $1,600
                                         ======       ======       ======

     The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

     The effects of temporary differences which give rise to deferred tax provision at December 31, 1997, 1996 and 1995 consist of:

                                                        1997                1996                1995
                                                     -----------         -----------         -----------
    Property and equipment                           $   (25,726)        $    20,796         $   320,965
    Research and development                             222,978                 --                  --
    Reserves not currently deductible                    129,170             (89,418)           (346,611)
    Inventories                                            7,542              (7,925)             41,518
    Capital loss carryforward                                --                  --               21,498
    State taxes                                              --                 (226)                770
    Net operating losses                                 990,372           1,462,117           1,395,841
                                                     -----------         -----------         -----------

                                                       1,324,336           1,385,344           1,433,981

      Change in valuation allowance                   (1,324,336)         (1,385,344)         (1,433,981)
                                                     -----------         -----------         -----------

            Total                                    $       --          $       --          $       --
                                                     ===========         ===========         ===========

Continued

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       December 31, 1997, 1996 And 1995

                                 ------------

10.  Income Taxes, Continued:

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate at December 31, 1997, 1996 and 1995 as follows:

                                                                   1997           1996           1995
                                                                   ----           ----           ----
    Statutory regular federal income tax rate                      (34.0%)        (34.0%)        (34.0%)
    Stock options                                                   (3.1)          (2.3)           --
    Change in valuation allowance                                   43.0           36.1           33.6
    Other                                                           (5.9)           0.2            0.4
                                                                   -----          -----          -----

            Total                                                    0.0%           0.0%           0.0%
                                                                   =====          =====          =====

     The components of the deferred income tax assets as of December 31, 1997 and 1996 are as follows:

                                                             1997                1996
                                                         ------------         -----------
    Property and equipment                               $    316,035         $   341,760
    Research and development                                  222,978                 --
    Reserves not currently deductible                         410,142             280,972
    Inventories                                                41,135              33,594
    Capital loss carryforward                                 277,498             277,498
    State taxes                                                   544                 544
    Net operating losses                                    9,888,331           8,897,958
                                                         ------------         -----------

                                                           11,156,663           9,832,326

      Valuation allowance                                 (11,156,663)         (9,832,326)
                                                         ------------         -----------
            Total                                        $        --          $       --
                                                         ============         ===========

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that deferred tax assets are realizable, the valuation allowance will be reduced.

     At December 31, 1997, the Company had a capital loss carryforward of $640,873, which will expire in 2000.

Continued

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        December 31, 1997, 1996 And 1995
                                   __________

10.  Income Taxes, Continued:

     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $25,311,000 and $13,782,000, respectively. The net operating loss carryforwards begin expiring in 2002 and 1998, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

11.  Business Segment And Sales Concentrations:

     The Company designs, manufactures and markets advanced laser products for dental and other surgical applications, and markets and distributes endodontic products manufactured by third parties. These activities comprise the Company's only business segment.

     The Company has distributorship agreements for dental lasers in Europe, the Middle East and the Far East. In 1997, 1996 and 1995, export sales were $1,307,000, $328,000 and $807,000, respectively, of which 93%, 80% and 72%, respectively, were sales to Europe.

     Sales to one customer were approximately $1,188,000, $142,000 and $473,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company also had sales to a second customer of approximately $193,000 for the year ended December 31, 1995. No other customers accounted for more than 10% of consolidated sales in 1997, 1996 or 1995.

     Accounts receivable concentrations have resulted from sales activity to individual customers. Accounts receivable for one customer totaled approximately $884,000 and $97,000 at December 31, 1997 and 1996, respectively. No other customer accounted for more than 10% of accounts receivable at December 31, 1997 or 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  __________

The Board of Directors
BioLase Technology, Inc.

Our report, which contains an explanatory paragraph regarding the Company's ability to continue as a going-concern, on the consolidated financial statements of BioLase Technology, Inc. and its subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Newport Beach, California
February 27, 1998

                           BIOLASE TECHNOLOGY, INC.

         SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 AND RESERVES
             For The Years Ended December 31, 1997, 1996 And 1995
                                  __________

                                             Allowance  For
                                           Doubtful Accounts         Slow-Moving Inventory
                                           -----------------         ---------------------
Balances at December 31, 1994                   $ 99,566                    $ 577,132

 Charged to operations                               337                       24,500
 Write-offs                                      (35,286)                    (110,297)
                                                --------                    ---------

Balances at December 31, 1995                     64,617                      491,335

 Charged (credited) to operations                 (5,900)                      37,663
 Write-offs                                      (36,760)                     (43,844)
                                                --------                    ---------

Balances at December 31, 1996                     21,957                      485,154

 Charged to operations                            95,507                      164,448
 Write-offs                                          --                       (28,653)
                                                --------                    ---------

Balances at December 31, 1997                   $117,464                    $ 620,949
                                                ========                    =========