Form 10-Q
period 1998-03-31
BIOLASE TECHNOLOGY INC
filed 1998-05-20
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998
                                                         --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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

                                Yes   X     No
                                     ---        ---


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                                13,478,586
-----------------------------                       ----------------------------
       Title Class                                  Number of Shares Outstanding
                                                    at April 30, 1998

                            BIOLASE TECHNOLOGY, INC.




                                                              Page Number
                                                              -----------

PART 1.  FINANCIAL INFORMATION

         ITEM 1.     Financial Statements:

                       Consolidated Condensed Balance Sheets       3

                       Consolidated Condensed Statements
                        of Operations                              4

                       Consolidated Condensed Statement
                        of Stockholders' Equity                    5

                       Consolidated Condensed Statements
                        of Cash Flows                              6

                       Notes to Consolidated Condensed
                        Financial Statements                       7

         ITEM 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                  11

         ITEM 3.     Quantitative and Qualitative
                      Disclosures About Market Risk               14


PART II. OTHER INFORMATION

         ITEM 1.     Legal Proceedings                            15

         ITEM 2.     Changes in Securities                        15

         ITEM 3.     Defaults Upon Senior Securities              15

         ITEM 4.     Submission of Matters to a Vote of Security
                      Holders                                     15

         ITEM 5.     Other Information                            16

         ITEM 6.     Exhibits and Reports on Form 8-K             16

SIGNATURE PAGE                                                    17


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                        March 31, 1998       December 31, 1997
                                                                         (Unaudited)
                                                                        ---------------      -----------------
   Assets:
   Current assets:
     Cash and cash equivalents                                          $     114,279         $     213,074
     Marketable securities                                                    108,658               627,817
     Accounts receivable, less allowance of $117,464 in 1998
      and 1997                                                              1,137,153             1,060,252
     Inventories, net of reserves of $620,949 in 1998 and 1997              1,394,286             1,008,777
     Prepaid expenses and other current assets                                 98,813               110,094
                                                                        -------------         -------------

       Total current assets                                                 2,853,189             3,020,014


   Property and equipment, net                                                173,506               181,804
   Patents, licenses  and trademarks, less accumulated amortization of
    $330,466 in 1998 and 1997                                                 131,352                95,508
   Other assets                                                                98,666                98,666
                                                                        -------------         -------------

       Total assets                                                     $   3,256,713         $   3,395,992
                                                                        =============         =============

   Liabilities and Stockholders' Equity:
   Current liabilities:
     Line of Credit                                                     $   1,021,106         $     301,233
     Note Payable                                                             250,000                     -
     Accounts payable                                                         223,610               481,240
     Accrued expenses                                                         418,995               480,440
     Accrued costs related to dissolution of foreign subsidiary                37,144                38,069
                                                                        -------------         -------------

       Total current liabilities                                            1,950,855             1,300,982
                                                                        -------------         -------------


   Stockholders' equity:
     Preferred stock, par value $.001, 1,000,000 shares authorized:
       Series A 6% Redeemable Cumulative Convertible Preferred
       Stock, no shares issued and outstanding at March 31, 1998
       and December 31, 1997                                                        -                     -
     Common stock, par value, $.001, 50,000,000 shares
       authorized, issued 13,478,586 in 1998 and 13,462,636 in 1997            13,481                13,463
     Additional paid-in capital                                            29,779,561            29,755,652
     Unearned services                                                        (34,734)              (50,766)
     Accumulated deficit                                                  (28,452,450)          (27,623,339)
                                                                        -------------         -------------

       Net stockholders' equity                                             1,305,858             2,095,010
                                                                        -------------         -------------

       Total liabilities and stockholders' equity                       $   3,256,713         $   3,395,992
                                                                        =============         =============

    See accompanying notes to consolidated condensed financial statements.

----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                  Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                  1998           1997
                                                                  ----           ----
   Sales                                                      $  262,530     $  134,405
   Cost of sales                                                 238,107        112,870
                                                              ----------     ----------

     Gross profit                                                 24,423         21,535
                                                              ----------     ----------
   Operating expenses:
    Sales and marketing                                          305,259        273,803
    General and administrative                                   253,780        235,987
    Engineering and development                                  273,930        282,695
                                                              ----------     ----------

     Total operating expenses                                    832,969        792,485
                                                              ----------     ----------

     Loss from operations                                       (808,546)      (770,950)

    Interest income (expense), net                               (20,565)         3,216
                                                              ----------     ----------

     Net loss                                                 $ (829,111)    $ (767,734)
                                                              ==========     ==========
   Basic loss per share                                       $    (0.06)    $    (0.06)
                                                              ==========     ==========

   Weighted average shares outstanding                        13,469,193     13,237,060
                                                              ==========     ==========

         See accompanying notes to consolidated condensed financial statements.

----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                            Additional                                       Net
                               Preferred Stock            Common Stock         Paid-in   Unearned     Accumulated   Stockholders'
                              Shares     Amount       Shares       Amount      Capital   Services       Deficit           Equity
                              ------     ------       ------       ------      -------   --------       -------           ------

Balance at January 1, 1998        -       $   -      13,462,636   $13,463   $29,755,652   ($50,766)    ($27,623,339)   $2,095,010

Exercise of stock options         -           -          15,950        18        23,909          -                -        23,927

Earned escrow shares              -           -               -         -             -     16,032                -        16,032

Net loss                          -           -               -         -             -          -         (829,111)     (829,111)
                              ---------------------------------------------------------------------------------------------------
Balance at March 31, 1998         -       $   -      13,478,586   $13,481   $29,779,561   ($34,734)    ($28,452,450)   $1,305,858
                              ===================================================================================================

   See accompanying notes to consolidated condensed financial statements.

----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                         March 31
                                                                         ----------------------------------
                                                                               1998               1997
                                                                               ----               ----
   Cash flows from operating activities:
   Net loss                                                                $(829,111)         $ (767,734)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                           19,694              30,463
      Issuance of common stock for services                                   16,032                   -

      Changes in operating assets and liabilities:
        Accounts receivable                                                  (76,901)             (5,470)
        Inventories                                                         (385,509)           (141,548)
        Prepaid expenses and other current assets                             11,281             (20,290)
        Accounts payable                                                    (257,630)             53,542
        Accrued expenses                                                     (61,445)             21,093
        Accrued costs related to dissolution of foreign subsidiary              (925)             (3,093)
        Other current liabilities                                                  -              (3,980)
                                                                           ---------           ----------

        Net cash used by operating activities                             (1,564,514)           (837,017)
                                                                           ---------           ----------

   Cash flows from investing activities:
   Sale of marketable securities                                             519,159             250,000
   Additions to property and equipment                                       (11,396)            (60,286)
   Additions to patents, licenses and trademarks                             (35,844)            (39,952)
                                                                            --------           ----------

        Net cash provided by investing activities                            471,919             149,762
                                                                            --------           ----------

   Cash flows from financing activities:
   Borrowings under line of credit                                           719,873                   -
   Note payable                                                              250,000                   -
   Proceeds from issuance of common stock, net                                     -             719,885
   Proceeds from exercise of stock options                                    23,927              78,749
                                                                            --------           ----------

        Net cash provided by financing activities                            993,800             798,634
                                                                            --------           ----------

   Increase (decrease) in cash and cash equivalents                          (98,795)            111,379
   Cash and cash equivalents at beginning of period                          213,074             349,457
                                                                            --------           ----------

   Cash and cash equivalents at end of period                              $ 114,279          $  460,836
                                                                           =========           ==========


   Supplemental cash flow disclosure:
      Cash paid during the period for interest                             $     711          $      913
                                                                           =========           ==========

   Noncash financing activities
      Issuance of common stock for earned services                         $  16,032          $        -
                                                                           =========           ==========


   See accompanying notes to consolidated condensed financial statements.

                            BIOLASE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Note 1
------

   The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as at and the results of operations for the three-month period ended March 31, 1998.

   The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,823,910, $2,463,259 and $2,023,822 for the years ended December 31, 1997, 1996 and 1995, respectively, and a net loss of $829,111 for the three-month period ended March 31, 1998 and has an accumulated deficit of $28,452,450 at March 31, 1998. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

   The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and product improvement through engineering and cost containment. The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM), its yet-to-be-released LaserBrush(TM) and a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which is being configured to accommodate applications in dermatology and general soft-tissue surgery.

   Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1997, the Company has raised approximately $6,414,000 of equity funds. More recently, the Company raised an additional $3,593,000 in equity funds (see Note 7 to Consolidated Condensed Financial Statements). Management believes that significant additional resources will be required, commencing in the first half of 1999, to complete the processes designed to lead to FDA clearance to market the Company's laser-based technologies for various dental and medical applications in the United States and foreign countries, and to fund the Company's working capital needs. The Company expects to generate the necessary capital resources through the sale of its products, the issuance of equity securities in either public or private placements, or debt financing. No assurance can be given, however, that the Company will be able to obtain such capital resources.

   Based on the Company's current business plan, the Company anticipates that it will need additional financing during the first half of 1999 to support additional working capital requirements should its existing and soon-to-be-released products meet with resistance of acceptance by the market. There are no assurances that the Company will be successful in obtaining such financing. If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments and deferring the introduction of various products or entry into various markets. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern.

   Operating results for the three -month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2
------

     Inventories, net of reserves,                      March 31, 1998
consist of the following:                                (unaudited)       December 31, 1997
                                                        ------------      -----------------
Raw materials                                           $ 1,209,704          $   804,631
Work-in-process                                              57,249               36,609
Finished goods                                              127,333              167,537
                                                        -----------          -----------

                                                        $ 1,394,286          $ 1,008,777
                                                        ===========          ===========


Note 3
------

     Property and equipment,                            March 31, 1998
at cost, consist of the following:                       (unaudited)        December 31, 1997
                                                         -----------        -----------------

Leasehold improvements                                  $   149,282          $   149,282
Equipment and computers                                     764,303              754,152
Furniture and fixtures                                      169,664              168,419
Demonstration units                                         247,354              247,354
                                                        -----------          -----------

       Total cost                                         1,330,603            1,319,207

Less, accumulated depreciation and amortization          (1,157,097)          (1,137,403)
                                                        -----------          -----------

                                                        $   173,506          $   181,804
                                                        ===========          ===========


Note 4
------

       Accrued expenses consist of the following:                      March 31, 1998
                                                                        (unaudited)     December 31, 1997
                                                                        -----------     -----------------
Accrued professional fees                                                 $ 45,124         $ 82,876
Accrued legal and litigation costs                                          69,666           91,880
Accrued warranty                                                            78,000           83,000
Accrued vacation                                                            67,591           64,270
Other                                                                      158,614          158,414
                                                                          --------         --------

                                                                          $418,995         $480,440
                                                                          ========         ========


Note 5
------

       Basic loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at March 31, 1998 and 1997.


Note 6
------

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 does not have a material effect on the Company's results of operations for the three-month period ended March 31, 1998.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 does not have a material effect on the Company's current reporting and disclosures for the three-month period ended March 31, 1998.


Note 7
------

       On April 21, 1998, the Company initiated two private placements (the "Offerings") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") that closed on May 15, 1998. In the Offerings, the Company issued and sold 132 units, each unit consisting of 10,000 shares of the Company's common stock and 5,000 redeemable common stock purchase warrants (the "Unit Warrants"), expiring April 30, 2000. Gross proceeds received from the Offerings were $3,960,000 with net proceeds, after commissions and estimated expenses, of approximately $3,593,000.

       The Company also issued to its placement agents for the Offerings non-redeemable warrants to purchase an aggregate of 64,000 shares of common stock (collectively, along with the Unit Warrants, the "Warrants"), expiring April 30, 2000. The exercise price of the Warrants is $3.75 per share.

       The shares of common stock issued, included those underlying shares to be issued upon exercise of the Warrants, are "restricted securities" as defined in Rule 144 promulgated under the Securities Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Securities Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registration statement covering the resale of such shares of common stock within 45 days from May 15, 1998, the closing date.

       The unaudited consolidated condensed balance sheet of BioLase Technology, Inc. at March 31, 1998 presented below reflects the consolidated financial position of the Company on such date and such financial position as adjusted on a proforma basis to give effect to the Offerings.




                                                                                       MARCH 31, 1998 (UNAUDITED)
                                                                   ---------------------------------------------------------------
                                                                      ACTUAL                ADJUSTMENTS             PRO FORMA
                                                                      ------                -----------             ---------
ASSETS:
CURRENT ASSETS:
      Cash and cash equivalents                                  $    114,279               $3,402,800            $  3,517,079
      Marketable securities                                           108,658                                          108,658
      Accounts receivable, less allowance of $117,464               1,137,153                                        1,137,153
      Inventories, net of reserves of $620,949                      1,394,286                                        1,394,286
      Prepaid expenses and other current assets                        98,813                                           98,813
                                                                   -----------              ----------              ----------

                     TOTAL CURRENT ASSETS                           2,853,189                3,402,800               6,255,989

Property and equipment, net                                           173,506                                          173,506
Patents, licenses and trademarks, less accumulated amortization
 of $330,466                                                          131,352                                          131,352
Other assets                                                           98,666                                           98,666
                                                                   ----------               ----------              ----------

                     TOTAL ASSETS                                $  3,256,713               $3,402,800            $  6,659,513
                                                                   ==========               ==========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Line of credit                                             $  1,021,106               $                     $  1,021,106
      Note payable                                                    250,000                 (250,000)                      -
      Accounts payable                                                223,610                                          223,610
      Accrued expenses                                                418,995                   60,000                 478,995
      Accrued costs related to dissolution of foreign
       subsidiary                                                      37,144                                           37,144
                                                                 ------------               ----------            ------------

                     TOTAL CURRENT LIABILITIES                      1,950,855                 (190,000)              1,760,855
                                                                 ------------               ----------            ------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 1,000,000 shares
       authorized: Series A Redeemable Cumulative
       Preferred Stock, no shares issued and
       outstanding at March 31, 1998                                        -                                                -
      Common stock, $.001 par value, 50,000,000 shares
       authorized; 13,478,586 shares issued and
       outstanding at March 31, 1998, 14,798,586 shares
       issued on a proforma basis                                      13,481                    1,320                  14,801
      Additional paid-in capital                                   29,779,561                3,591,480              33,371,041
      Unearned services                                               (34,734)                                         (34,734)
      Accumulated deficit                                         (28,452,450)                                     (28,452,450)
                                                                 ------------               ----------            ------------

                     NET STOCKHOLDERS' EQUITY                       1,305,858                3,592,800               4,898,658
                                                                 ------------               ----------            ------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  3,256,713               $3,402,800            $  6,659,513
                                                                 ============               ==========            ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

   The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

RESULTS OF OPERATIONS

   Sales were $263,000 during the first quarter of 1998, compared to $134,000 for the same period in 1997, an increase of $129,000, or 96%. The increase was related solely to the sales of Millennium(TM) systems in the first quarter of 1998 while the first quarter of 1997 reflected sales related to the phase-out of the Company's Nylad laser product line. Sales of endodontic products during the first quarter of 1998 were comparable to those reported for the same quarter in 1997.

   The German distributor of the Company's Millennium(TM) system has requested a partial redesign of the handpiece, which forms a portion of the delivery subsystem of the Millennium(TM), in order to address more effectively the requirements of its marketplace. While in the process of effecting this redesign, the Company has delayed shipment of additional Millennium(TM) systems to its German distributor. The Company believes that it is making substantial progress in the redesign of the handpiece and anticipates completion of the redesign during the second half of 1998, at which point, recommencement of Millennium(TM) shipments in conjunction with the distribution agreement should occur. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-Q is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements".) None of the sales reported during the first quarter of 1998 were to the Company's German distributor.

   In July, 1997, the Company received clearance from the Food and Drug Administration ("FDA") to market a laser-based surgical tissue cutting system in the United States that utilizes a variation of the Millennium(TM) technology for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce to the domestic market a laser-based system in a configuration that is designed for lower power settings than those of the Millennium(TM) system, under the name DermaLase(TM).
(FLS) The Company is presently developing its marketing plan for the DermaLase(TM) system and anticipates commencement of production of DermaLase(TM) in the last half of 1998. (FLS)

   Gross profit for the first quarter of 1998 was comparable to the first quarter of 1997; however, the gross margin declined to 9% compared to the same period in 1997 due principally to the under absorption of fixed overhead costs incurred as a result of ramping up for higher production levels. These costs included the design and manufacturing of various test and production fixtures to improve manufacturing efficiencies and increased indirect costs to support higher levels of manufacturing. The gross profit from the sale of endodontic products during the first quarter of 1998 was comparable to that reported for the first quarter of 1997.

   Sales and marketing expenses increased $31,000 to $305,000 during the first quarter of 1998 compared to $274,000 reported for the comparable period in 1997. The increase is due principally to costs associated with the Company's establishment of a domestic dental sales force.

   General and administrative expenses were $254,000 during the first quarter of 1998, an increase of $18,000, or 8% as compared to $236,000 reported during the comparable period in 1997. The increase was due principally to greater costs related to advertising and promotion of the Company through various publications and investor forums combined with a slight increase in employee related expenses; the increase was partially offset by reductions in the Company's legal fees from the same period in 1997.

   Engineering and development expenses reported during the first quarter of 1998 were comparable to those reported during the same period in 1997. The Company anticipates an increase of approximately 35% in such costs during the second quarter of 1998 as a result of the redesign of the Millennium(TM) handpiece and the finalization of the soon-to-be-released LaserBrush(TM) design.
(FLS)

   Interest expense, net, increased $24,000 to $21,000 during the first quarter of 1998 compared to interest income, net of $3,000 reported during the comparable period in 1997. The increase in interest expense was due to the Company's utilization of its line of credit established for the financing of inventories while the reduction in interest income was due to the liquidation of certain invested funds to meet the Company's working capital needs.

FINANCIAL CONDITION

   Cash, cash equivalents and marketable securities decreased an aggregate of $618,000 during the first three months of 1998 due principally to (i) cash used by operations of $1,565,000, and (ii) expenditures related to capital equipment and patent and trademark applications, aggregating $47,000, offset by (a) proceeds of $720,000 received from utilization of the Company's credit facility established for the financing of inventories, (b) proceeds of $250,000 received from a note which was subsequently converted to equity in connection with a private placement (see Note 7 to Consolidated Condensed Financial Statements), and (c) proceeds received from the exercise of employee stock options, aggregating $24,000.

   Working capital declined $817,000 to $902,000 at March 31, 1998, compared to the $1,719,000 reported at December 31, 1997. The decline was due principally to: (i) decreases in cash, cash equivalents and marketable securities aggregating $618,000, offset by increases in (a) accounts receivable of $77,000 as a result of extended terms offered to the Company's German distributor and shipments of Millennium(TM) in March 1998, and (b) inventories of $386,000 resulting from increased purchases of long-lead item material; and (ii) increases of $720,000 and $250,000 related to the Company's line of credit and note payable, respectively, partially offset principally by reductions in (a) accounts payable of $258,000 and (b) accrued expenses of $61,000.

   Cash used by operations for the first three months of 1998 increased by $727,000 from cash used during the first three months of 1997 due principally to
(i) an additional $61,000 in net loss reported and (ii) increased levels in accounts receivable and inventories associated with Millennium(TM) sales and production coupled with decreases principally in accounts payable and accrued expenses. Net cash provided by investing activities increased by $322,000 during the first three months of 1998 as compared to the same period in 1997 due to an increase of $269,000 in sales of U. S. Treasury Notes and a reduction in cash used for capital equipment expenditures and additions to patents, licenses and trademarks, aggregating $53,000. Net cash provided by financing activities increased by $195,000 during the first quarter of 1998 from the comparable period in 1997 due to proceeds received from borrowings under the Company's line of credit and a note payable of $720,000 and $250,000, respectively, offset by reductions of $720,000 and $55,000 in proceeds received from issuance of common stock and exercises of stock options, respectively.

   The Company recorded revenue from its shipments of Millennium(TM) units during the second half of 1997, which amount was reflected as an account receivable in the Company's audited consolidated balance sheet at December 31, 1997 with anticipated payment in the first quarter of 1998. (FLS) In order to promote the introduction of the Millennium(TM) system in Germany, the Company provided its distributor introducing that system in Germany, the first market to be approached, with extended payment terms on its receivable of $885,000.

LIQUIDITY AND CAPITAL RESOURCES

   The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and product improvement through engineering and cost containment. (FLS) The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM), its yet-to-be-released LaserBrush(TM) and a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which is being configured to accommodate applications in dermatology and general soft-tissue surgery.
(FLS)

   Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1997, the Company has raised approximately $6,414,000 of equity funds. More recently, the Company raised an additional $3,593,000 in equity funds (see Note 7 to Consolidated Condensed Financial Statements). Management believes that significant additional resources will be required, commencing in the first half of 1999, to complete the processes designed to lead to FDA clearance to market the Company's laser-based technologies for various dental and medical applications in the United States and foreign countries, and to fund the Company's working capital needs. (FLS) The Company expects to generate the necessary capital resources through the sale of its products, the issuance of equity securities in either public or private placements, or debt financing. No assurance can be given, however, that the Company will be able to obtain such capital resources. (FLS)

   Based on the Company's current business plan, the Company anticipates that it will need additional financing during the first half of 1999 to support additional working capital requirements should its existing and soon-to-be-released products meet with resistance of acceptance by the market. (FLS) There are no assurances that the Company will be successful in obtaining such financing. (FLS) If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments and deferring the introduction of various products or entry into various markets. (FLS) If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. (FLS) The Company's financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

   The Company is presently analyzing various computer software and hardware to meet its operational needs and anticipates capital expenditures to increase significantly during 1998 in connection with the acquisition of such software and hardware. (FLS) The Company's present software and hardware is personal computer based and is unaltered from its original purchased state except for those upgrades offered by the manufacturer of such software. The Company believes that its present software and hardware is Year 2000 compliant and intends to obtain certification of such for any future purchases of computer software and hardware. Additionally, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the control of the Company. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. (FLS)

FORWARD LOOKING STATEMENTS

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

   Not Applicable

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     See Item 3 "Legal Proceedings" included within the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 for information regarding certain pending legal proceedings.

     From time to time, the Company is involved in legal proceedings incidental to its business. It is management's opinion that pending actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.


ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

   On April 21, 1998, the Company initiated two private placements (the "Offerings") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") that closed on May 15, 1998. In the Offerings, the Company issued and sold 132 units, each unit consisting of 10,000 shares of the Company's common stock and 5,000 redeemable common stock purchase warrants (the "Unit Warrants"), expiring April 30, 2000. Gross proceeds received from the Offerings were $3,960,000 with net proceeds, after commissions and estimated expenses, of approximately $3,593,000.

   The placement agents for the Offerings, PacVest Associates, Inc. and EuroCapital Limited, received cash commissions equal to 8% of gross proceeds to the Company for 128 of the 132 units sold. The Company also issued to its placement agents for the Offerings non-redeemable warrants to purchase an aggregate of 64,000 shares of common stock (collectively, along with the Unit Warrants, the "Warrants"), expiring April 30, 2000. The exercise price of the Warrants is $3.75 per share.

   The units were sold to an aggregate of 29 individuals and entities qualifying as "accredited investors", as defined in Rule 501 of Regulation D. The Company relied on the exemption from registration provided by Rule 506 of Regulation D, as each purchaser represented to the Company that it met one of the categories of accredited investor set forth in Rule 501 and was aware of the restrictions on resale set forth below. In addition, neither the Company nor the placement agents offered or sold the units by any form of general solicitation or advertising.

   The shares of common stock issued, included those underlying shares to be issued upon exercise of the Warrants, are "restricted securities" as defined in Rule 144 promulgated under the Securities Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Securities Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registration statement covering the resale of such shares of common stock within 45 days from May 15, 1998, the closing date.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

   None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

   None

ITEM 5.  OTHER INFORMATION.
---------------------------

   None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a)  EXHIBITS

          27.  Financial Data Schedule (electronic filing only)

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



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation


Date:   May 20, 1998                /s/ Donald A. La Point
      --------------                ----------------------
                                    Donald A. La Point
                                    President & Chief Executive Officer




Date:   May 20, 1998                /s/ Stephen R. Tartamella
      --------------                -------------------------
                                    Stephen R. Tartamella
                                    Vice President & Chief Financial Officer