Form 10-Q
period 1998-06-30
BIOLASE TECHNOLOGY INC
filed 1998-08-19
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                  Conformed Copy
                                                                  --------------

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998
                                                -------------

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

                                 Yes  X     No
                                      -         -


          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


COMMON STOCK, $.001 PAR VALUE                           16,473,587
-----------------------------                   ----------------------------
       Title Class                              Number of Shares Outstanding
                                                at August 14, 1998

                            BIOLASE TECHNOLOGY, INC.



                                                                     Page Number
                                                                     -----------



PART 1.  FINANCIAL INFORMATION

       ITEM 1.     Financial Statements:

                    Consolidated Condensed Balance Sheets...............  3

                    Consolidated Condensed Statements
                     of Operations......................................  4

                    Consolidated Condensed Statement
                     of Stockholders' Equity............................  5

                    Consolidated Condensed Statements
                     of Cash Flows......................................  6

                    Notes to Consolidated Condensed
                     Financial Statements...............................  7

       ITEM 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....... 10

       ITEM 3.     Quantitative and Qualitative
                    Disclosures About Market Risk....................... 16


PART II.  OTHER INFORMATION

       ITEM 1.     Legal Proceedings.................................... 16

       ITEM 2.     Changes in Securities................................ 16

       ITEM 3.     Defaults Upon Senior Securities...................... 17

       ITEM 4.     Submission of Matters to a Vote of Security
                    Holders............................................. 17

       ITEM 5.     Other Information.................................... 17

       ITEM 6.     Exhibits and Reports on Form 8-K..................... 17


SIGNATURE PAGE.......................................................... 18

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------


                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               June 30, 1998       December 31, 1997
                                                                                 (Unaudited)
                                                                            -----------------       ----------------
Assets:
Current assets:
    Cash and cash equivalents                                             $          763,322      $         213,074
    Marketable securities                                                          2,283,658                627,817
    Accounts receivable, less allowance of $117,593 in 1998
         and $117,464 in 1997                                                        275,973              1,060,252
    Inventories, net of reserves of $620,949 in 1998 and 1997                      1,731,920              1,008,777
    Prepaid expenses and other current assets                                        255,646                110,094
                                                                            -----------------       ----------------

        Total current assets                                                       5,310,519              3,020,014


Property and equipment, net                                                          190,019                181,804
Patents, licenses  and trademarks, less accumulated amortization of
     $116,582 in 1998 and $330,466 in 1997                                           152,546                 95,508
Other assets                                                                         137,523                 98,666
                                                                            -----------------       ----------------

        Total assets                                                      $        5,790,607      $       3,395,992
                                                                            =================       ================

Liabilities and Stockholders' Equity:
Current liabilities:
    Line of Credit                                                        $        1,162,191      $         301,233
    Accounts payable                                                                 230,468                481,240
    Accrued expenses                                                                 626,768                480,440
    Accrued costs related to dissolution of foreign subsidiary                        37,144                 38,069
    Other current liabilities                                                              -                      -
                                                                            -----------------       ----------------

        Total current liabilities                                                  2,056,571              1,300,982
                                                                            -----------------       ----------------


Stockholders' equity:
    Preferred stock, par value $.001, 1,000,000 shares authorized:
          Series A 6% Redeemable Cumulative Convertible Preferred
          Stock, 0 shares issued and outstanding at June 30, 1998
          and December 31, 1997.                                                           -                      -
    Common stock, par value, $.001, 50,000,000 shares
          authorized, issued 14,813,587 in 1998 and 13,462,636 in 1997                14,814                 13,463
    Additional paid-in capital                                                    33,393,526             29,755,652
    Receivable from stockholders and unearned services                               (18,703)               (50,766)
    Accumulated deficit                                                          (29,655,601)           (27,623,339)
                                                                            -----------------       ----------------

        Net stockholders' equity                                                   3,734,036              2,095,010
                                                                            -----------------       ----------------

        Total liabilities and stockholders' equity                        $        5,790,607      $       3,395,992
                                                                            =================       ================


See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                                             BIOLASE TECHNOLOGY, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                         June 30,                             June 30,
                                            ---------------------------------      --------------------------------

                                                    1998              1997                 1998             1997
                                                    ----              ----                 ----             ----

Sales                                     $        236,087  $       432,941      $        498,617  $       567,346
Cost of sales                                      263,061           330,376              501,168          443,246
                                            ---------------   ---------------      ---------------   --------------

        Gross profit                               (26,974)          102,565               (2,551)         124,100
                                            ---------------   ---------------      ---------------   --------------

Operating expenses:
    Sales and marketing                            267,488           222,210              572,747          496,013
    General and administrative                     480,190           409,365              733,970          658,944
    Engineering and development                    434,921           277,763              708,851          546,866
                                            ---------------   ---------------      ---------------   --------------

        Total operating expenses                 1,182,599           909,338            2,015,568        1,701,823
                                            ---------------   ---------------      ---------------   --------------

        Loss from operations                    (1,209,573)         (806,773)          (2,018,119)      (1,577,723)

Other income (expense)
    Interest income (expense), net                   6,422           128,911              (14,143)         132,127
                                            ---------------   ---------------      ---------------   --------------

        Net loss                          $     (1,203,151) $       (677,862)    $     (2,032,262) $    (1,445,596)
                                            ===============   ===============      ===============   ==============

Loss per share of common stock            $          (0.08)            (0.05) $             (0.15)           (0.11)
                                            ===============   ===============      ===============   ==============

Weighted average shares outstanding             14,163,487        13,409,608           13,742,334       13,250,603
                                            ===============   ===============      ===============   ==============


    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                             Additional                                       Net
                                      Preferred Stock      Common Stock         Paid-in   Unearned     Accumulated   Stockholders'
                                     Shares    Amount    Shares    Amount       Capital   Services         Deficit         Equity
                                     ------    ------    ------    ------       -------   --------         -------         ------
Balance at January 1, 1998             -    $    -     13,462,636   $13,463  $29,755,652  ($50,766)   ($27,623,339)    $2,095,010

Private Placements of common stock                      1,320,000     1,320    3,591,480         -               -      3,592,800

Exercise of stock options              -         -         30,950        31       46,394         -               -         46,425

Earned escrow shares                   -         -              -         -            -    32,063               -         32,063

Issuance of shares for fractional
  interest on reverse split            -         -              1         -            -         -               -              -

Net loss                               -         -              -         -            -         -      (2,032,262)    (2,032,262)
                                     ---------------------------------------------------------------------------------------------

Balance at June 30, 1998               -    $    -     14,813,587   $14,814  $33,393,526  ($18,703)   ($29,655,601)    $3,734,036
                                     =============================================================================================


    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                              ----------------------------------
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
Net loss                                                                       $(2,032,262)         $(1,445,596)
Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                 46,207               55,357
      Issuance of common stock for services                                         32,063                  -
      Provision for bad debts                                                       69,123               95,627

      Changes in operating assets and liabilities:
          Accounts receivable                                                      715,156             (310,063)
          Inventories                                                             (723,143)            (103,337)
          Prepaid expenses and other current assets                               (184,409)            (110,982)
          Accounts payable                                                        (250,772)             (46,475)
          Accrued expenses                                                         146,328              (34,593)
          Accrued costs related to dissolution of foreign subsidiary                  (925)              (3,093)
          Other current liabilities                                                     -                (3,980)
                                                                               ------------         ------------
          Net cash used by operating activities                                 (2,182,634)          (1,907,135)
                                                                               ------------         ------------
Cash flows from investing activities:
Sale of marketable securities                                                      869,159            1,142,873
Purchase of marketable securities                                               (2,525,000)
Additions to property and equipment                                                (47,583)             (75,161)
Additions to patents, licenses and trademarks                                      (63,877)             (44,759)
                                                                               ------------         ------------
          Net cash provided (used) by investing activities                      (1,767,301)           1,022,953
                                                                               ------------         ------------
Cash flows from financing activities:
Borrowings under line of credit, net                                               860,958                  -
Proceeds from issuance of common stock, net                                      3,592,800              719,885
Proceeds from exercise of stock options                                             46,425              128,249
                                                                               ------------         ------------
          Net cash provided by financing activities                              4,500,183              848,134
                                                                               ------------         ------------
Increase (decrease) in cash and cash equivalents                                   550,248              (36,048)
Cash and cash equivalents at beginning of period                                   213,074              349,457
                                                                               ------------         ------------
Cash and cash equivalents at end of period                                     $   763,322          $   313,409
                                                                               ============         ============
Supplemental cash flow disclosure:
      Cash paid during the period for interest                                 $    25,059          $     2,276
                                                                               ============         ============
Noncash financing activities:
      Issuance of common stock for earned services                             $    32,063          $       -
                                                                               ============         ============

    See accompanying notes to consolidated condensed financial statements.

                            BIOLASE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


Note 1
------

   The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of June 30, 1998 and the results of its operations for the three and six-month periods then ended.

   The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,823,910, $2,463,259 and $2,023,822 for the years ended December 31, 1997, 1996 and 1995, respectively, and a net loss of $2,032,262 for the six-month period ended June 30, 1998 and has an accumulated deficit of $29,655,601 at June30, 1998. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going concern.

   The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and product improvement through engineering and cost containment. The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM), its recently-released home consumer tooth-whitening system, the LazerSmile(TM) toothbrush and a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which is being configured to accommodate applications in dermatology and general soft-tissue surgery.

   Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1997, the Company has raised approximately $6,413,000 of equity funds. During the second quarter of 1998, the Company raised an additional $3,593,000 in equity funds (see Note 7). Management believes that significant additional resources will be required, commencing in the first half of 1999, to complete the processes designed to lead to FDA clearance to market the Company's laser-based technologies for various dental and medical applications in the United States and foreign countries, and to fund the Company's working capital needs. The Company expects to generate the necessary capital resources through the sale of its products, the issuance of equity securities in either public or private placements, or debt financing. No assurance can be given, however, that the Company will be able to obtain such capital resources.

   Based on the Company's current business plan, the Company anticipates that it will need additional financing during the first half of 1999 to support additional working capital requirements should its existing and soon-to-be-released products fail to achieve the level of market acceptance anticipated by the Company or significantly exceed such level of market acceptance. There are no assurances that the Company will be successful in obtaining such financing. If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments and deferring the introduction of various products or entry into various markets. The Company's financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern.

   Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2
------

     Inventories, net of reserves,                June 30, 1998
consist of the following:                          (unaudited)   December 31, 1997
                                                   -----------   -----------------

Raw materials                                      $1,594,740       $  804,631
Work-in-process                                        66,527           36,609
Finished goods                                         70,653          167,537
                                                   ----------       ----------

                                                   $1,731,920       $1,008,777
                                                   ==========       ==========


Note 3
------

     Property and equipment,                     June 30, 1998
at cost, consist of the following:                (unaudited)      December 31, 1997
                                                  -----------      -----------------

Leasehold improvements                             $  155,731       $  149,282
Equipment and computers                               788,427          754,152
Furniture and fixtures                                175,278          168,419
Demonstration units                                   247,354          247,354
                                                  -----------      -----------

            Total cost                              1,366,790        1,319,207

Less, accumulated depreciation and amortization    (1,176,771)      (1,137,403)
                                                  -----------      -----------

                                                   $  190,019       $  181,804
                                                  ===========      ===========

Note 4
------

     Accrued expenses consist of the following:   June 30, 1998
                                                  (unaudited)    December 31, 1997
                                                  -----------    -----------------

Accrued professional fees                          $  212,876       $  174,756


Accrued warranty                                       20,665           83,000
Accrued clinical studies                              103,281            9,080
Other                                                 289,946          213,604
                                                     --------         --------

                                                   $  626,768       $  480,440
                                                     ========         ========



Note 5
------

       Basic loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at June 30, 1998 and 1997.


Note 6
------

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 does not have a material effect on the Company's results of operations for the three and six-month periods ended June 30, 1998.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 does not have a material effect on the Company's current reporting and disclosures for the three and six-month periods ended June 30, 1998.


Note 7
------

       On May 19, 1998, the Company completed a private placement (the "Placement") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In the Placement, the Company issued and sold 132 units, each unit consisting of 10,000 shares of the Company's common stock and 5,000 redeemable common stock purchase warrants (the "Unit Warrants"), expiring April 30, 2000. Gross proceeds received from the Placement were $3,960,000; net proceeds were approximately $3,593,000 after commissions and expenses. The Company also issued to its Placement agents non-redeemable warrants to purchase an aggregate of 64,000 shares of common stock (collectively with the Unit Warrants, the "Warrants"), expiring April 30, 2000. The exercise price of the Warrants is $3.75 per share.

       The shares of common stock issued, as well as those underlying shares to be issued upon exercise of the Warrants, are or will be "restricted securities" as defined in Rule 144 promulgated under the Securities Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Securities Act or in accordance with an exemption from such registration requirement. The Company filed a registration statement covering the resale of such shares of common stock on July 1, 1998 with the Securities and Exchange Commission (the "S.E.C."), and that registration statement is pending.


Note 8:
-------

   On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. As consideration for the assets acquired, the Company issued to LSTI an aggregate of 1,600,000 shares of the Company's common stock, (the "Shares"), including 182,800 Shares retained by the Company pending the achievement by the business of specified performance objectives. Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock, to O'Donnell Eye Centers, Incorporated, a Missouri corporation ("OECI"), in consideration for the license of technology that is the subject of a pending patent application. The acquisition will be accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets acquired.

   The following table presents the unaudited consolidated pro forma financial information for the six months ended June 30, 1998 and for the year ended December 31, 1997, as though the acquisition had occurred on January 1, 1997 and does not reflect any non-recurring costs that may result upon completion of the final purchase price allocation.

-------------------------------------------------------------------------------
                                    Six months ended             Year ended
(unaudited)                          June 30, 1998            December 31, 1998
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Sales                               $  498,617                $1,786,285
-------------------------------------------------------------------------------
Loss from operations                $2,110,174                $2,320,660
-------------------------------------------------------------------------------
Net loss                            $2,124,317                $2,337,354
-------------------------------------------------------------------------------
Net loss per share                  $     0.14                $     0.15
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

   The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition taken place on January 1, 1997. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

   The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED JUNE 30, 1998 AS COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1997:

     Sales during the first six months of 1997 were $567,000, compared to $499,000 during the first six months of 1998. The 12% decrease in sales was attributable primarily to a $91,000 decrease in the Company's endodontic sales. While sales of the Company's laser-based systems in the first half of 1998 were comparable to the first half of 1997, such sales were lower than anticipated and less than the second half of 1997. This was attributable to the Company's decision to defer most deliveries of its Millennium laser-based HydroKinetic system, particularly those to its German distributor which has been the most significant customer for Millennium systems, while in the process of implementing a partial redesign of the handpiece for that system. The German distributor requested the partial redesign to enable Millennium to address more effectively the requirements of the German market, where Millennium has received all necessary approvals for use in both hard and soft tissue dental procedures. Commencing June 1997, sales of Millennium systems had been expected to replace sales of an earlier generation of laser system which had been phased out by early 1997 and are currently not being sold or marketed by. The Company expects sales to increase once the handpiece redesign effort has been completed, which is scheduled for the second half of 1998. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-Q is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements".) The decrease in sales of endodontic products during the first six months of 1998 was due to decreased demand for these products in the Company's foreign markets.

     In July 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") to market in the United States a laser-based surgical tissue cutting system that utilizes a variation of the Millennium technology for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce to the domestic market a laser-based system in a configuration that is designed for lower power settings than those of the Millennium system, under the name DermaLase(TM). (FLS) The Company is presently developing its marketing plan for the DermaLase system and anticipates commencement of production of DermaLase in the last half of 1998.
(FLS) The Company expects DermaLase to begin to contribute to sales in the first half of 1999. (FLS)

     In August, 1998, the Company introduced its first home consumer product, the LazerSmile(TM) Tooth Whitening System, which utilizes a monochromatic optical energy light source embedded within a toothbrush in conjunction with a clear, non-abrasive tooth whitening gel. The Company expects to begin recognizing revenue, initially at modest levels, related to LazerSmile during the third quarter of 1998.

     The $58,000 increase in cost of sales from the six months ended June 30, 1997 to the six months ended June 30, 1998 is attributable primarily to an increase in fixed overhead costs incurred to ready the Company for higher production levels. These costs included the design and manufacture of various test and production fixtures to improve manufacturing efficiencies and increased indirect costs to support higher levels of manufacturing.

     Gross profit decreased from $124,000 for the six months ended June 30, 1997 to a $3,000 gross loss for the six months ended June 30, 1998. The decrease in gross profit is attributable primarily to lower absorption of fixed overhead costs resulting from both lower sales and an increase in the absolute amount of fixed overhead costs. The gross profit from the sale of endodontic products during the first six months of 1998 was comparable to that experienced in the first six months of 1997.

     Operating expenses increased by $314,000, or 18%, from the first six months of 1997 to the first six months of 1998. Sales and marketing expense increased $77,000, or 15%, between those periods primarily as a result of the establishment of a domestic dental sales force subsequent to June 30, 1997. General and administrative expense increased $75,000, or 11%, between those periods primarily as a result of increases related to advertising and promotion of the Company through various publications and investor forums combined with increases in employee related expenses associated with increased staffing. Engineering and development expense increased $162,000, or 30%, between those periods principally as a result of costs associated with the 1998 redesign of the Millennium handpiece and the finalization of the design of LazerSmile in anticipation of its product launch.

     Loss from operations increased from $1,578,000 for the first six months of 1997 to $2,018,000 for the first six months of 1998, reflecting the lower sales, higher cost of sales and higher operating expenses in the 1998 period.

     Interest income, net decreased from $132,000 of net interest income for the first six months of 1997 to a $14,000 net interest expense for the first six months of 1998. This decrease reflects lower average balances of cash, cash equivalents and interest-bearing marketable securities and the existence of borrowings under a line of credit in the 1998 period.

     The Company's net loss increased from $1,446,000, or $0.11 per share, for the first six months of 1997 to $2,032,000, or $0.15 per share, for the first six months of 1998. The increase in the per share loss was slightly ameliorated by a 4% increase in the weighted average number of shares outstanding.

RESULTS OF OPERATIONS THREE-MONTH PERIOD ENDED JUNE 30, 1998 AS COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1997:

     Sales during the second quarter of 1998 were $236,000, compared to $433,000 during the second quarter of 1997. The 45% decrease in sales was attributable primarily to the Company's decision to defer most deliveries of its Millennium laser-based HydroKinetic system, particularly those to its German distributor which has been the most significant customer for Millennium systems, while in the process of implementing a partial redesign of the handpiece for that system. Commencing June 1997, sales of Millennium systems had been expected to replace sales of an earlier generation of laser system which had been phased out by early 1997 and is no longer being sold or marketed by the Company. The Company expects sales to increase once the handpiece redesign effort has been completed, which is scheduled for the second half of 1998. (FLS) Sales of endodontic products during the second quarter of 1998 were $53,000 lower than the same period in 1997 due to a decreased demand for these products in the Company's foreign markets.

     The $67,000 decrease in cost of sales from the second quarter of 1997 to the second quarter of 1998 is attributable primarily to the lower cost of goods sold associated with the substantially decreased sales, partially offset by an increase in fixed overhead costs incurred to ready the Company for higher production levels. These costs included the design and manufacture of various test and production fixtures to improve manufacturing efficiencies and increased indirect costs to support higher levels of manufacturing.

     Gross profit decreased from $103,000 for the second quarter of 1997 to a $27,000 gross loss for the second quarter of 1998. The decrease in gross profit is attributable primarily to lower absorption of fixed overhead costs resulting from both lower sales and an increase in the absolute amount of fixed overhead costs. The gross profit from the sale of endodontic products during the second quarter of 1998 was comparable to that experienced in the second quarter of 1997.

     Operating expenses increased by $273,000, or 30%, from the second quarter of 1997 to the second quarter of 1998. Sales and marketing expense increased $45,000, or 20%, between those periods primarily as a result of the establishment of a domestic dental sales force subsequent to June 30, 1997. General and administrative expense increased $71,000, or 17%, between those periods primarily as a result of increases related to advertising and promotion of the Company through various publications and investor forums combined with increases in employee related expenses associated with increased staffing and an increase in patent/trademark costs. Engineering and development expense increased $157,000, or 57%, between those periods principally as a result of costs associated with the 1998 redesign of the Millennium handpiece and the finalization of the design of LazerSmile in anticipation of its product launch.

     Loss from operations increased from $807,000 for the second quarter of 1997 to $1,210,000 for the second quarter of 1998, reflecting principally the lower sales and higher operating expenses in the 1998 period.

     Interest income, net decreased from $129,000 for the second quarter of 1997 to $6,000 for the second quarter of 1998. This decrease reflects lower average balances of cash, cash equivalents and interest-bearing marketable securities and the existence of borrowings under a line of credit in the 1998 period.

     The Company's net loss increased from $678,000, or $0.05 per share, for the second quarter of 1997 to $1,203,000, or $0.08 per share, for the second quarter of 1998. The increase in the per share loss was slightly ameliorated by a 6% increase in the weighted average number of shares outstanding.

FINANCIAL CONDITION

     Cash, cash equivalents and marketable securities increased from $841,000 at December 31, 1997 to $3,047,000 at June 30, 1998, primarily as a result of a private placement of Company common stock and stock purchase warrants in May 1998 which generated net proceeds of approximately $3,593,000, partially offset principally by cash used by operations of $2,183,000.

     Accounts receivable decreased by $784,000 from December 31, 1997, when they totaled $1,060,000, to June 30, 1998. This decrease was due principally to payment of outstanding accounts by the German distributor of Millennium systems during the second quarter of 1998.

     Inventories increased from $1,009,000 at December 31, 1997 to $1,732,000 at June 30, 1998 due principally to a build-up of raw materials in anticipation of the third-quarter launch of LazerSmile(TM) and the decision by the Company to continue to build subassembly products for its Millennium system while awaiting completion of the redesign of the handpiece. The Company's inventory reserve of $621,000 at June 30, 1998 relates to previous releases of the Company's laser based systems, Nylad and Laser 35, which are no longer being sold or marketed by the Company.

     Prepaid expenses and other current assets increased from $110,000 at December 31, 1997 to $256,000 at June 30, 1998, primarily as a result of deposits placed for medical trade shows scheduled for the last half of 1998.

     Current liabilities increased $756,000 from December 31, 1997 to June 30, 1998, primarily reflecting an increase in indebtedness under a line of credit used primarily to finance inventory which increased $861,000 from December 31, 1997 to June 30, 1998, when it totaled $1,162,000. Accounts payable were reduced by $251,000 during the six months ended June 30, 1998, while accrued expenses increased $146,000 during the same period.

     Working capital increased from $1,719,000 at December 31, 1997 to $3,254,000 at June 30, 1998. The increase in working capital is attributable principally to the $2,206,000 increase in cash, cash equivalents and marketable securities and $723,000 increase in inventories, partially offset by the $784,000 decrease in accounts receivable and $861,000 increase in indebtedness under the line of credit.

     Patents, licenses and trademarks, net increased $57,000 from December 31, 1997 to June 30, 1998, when the balance was $153,000, principally as a result of the Company pursuing patent and trademark protection for its proprietary technology, names and symbols. Other assets increased $39,000 during the same period to $138,000, reflecting primarily deposits on the manufacturing of plastic injection moldings for the Company's LazerSmile Tooth Whitening System.

     Stockholders' equity increased from $2,095,000 at December 31, 1997 to $3,734,000 at June 30, 1998, primarily as a result of the May 1998 private placements of Company securities which added $3,593,000 to stockholders equity, partially offset by the net loss of $2,032,000 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and product improvement through engineering and cost containment. (FLS) The Company's focus has been realigned to emphasize the marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM), its recently-released home consumer tooth-whitening system, the LazerSmile(TM) toothbrush, and a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which is being configured for applications in dermatology and general soft-tissue surgery. (FLS)

   Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1997, the Company has raised approximately $6,413,000 of equity funds. During the first half of 1998, the Company raised an additional $3,671,000 in equity funds (See
Note 7 of Notes to Consolidated Condensed Financial Statements). Management believes that significant additional resources will be required, commencing in the first half of 1999, to complete the processes designed to lead to FDA clearance to market the Company's laser-based technologies for various dental and medical applications in the United States and foreign countries, and to fund the Company's working capital needs. (FLS) The Company expects to generate the necessary capital resources through the sale of its products, the issuance of equity securities in either public or private placements, or debt financing.
(FLS) No assurance can be given, however, that the Company will be able to obtain such capital resources. (FLS)

   At June 30, 1998, the Company had $1,162,191 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for financing inventories with monthly interest equal to LIBOR plus 0.5% (6.2% at June 30, 1998) and requires collateral consisting substantially of the Company's accounts receivable and inventories. The revolving credit agreement expires on December 1, 1998 and has two six-month renewal options.

   Based on the Company's current business plan, the Company anticipates that it will need additional financing during the first half of 1999 to support additional working capital requirements should its existing and soon-to-be-released products fail to achieve the level of market acceptance anticipated by the Company or significantly exceed such level of market acceptance. (FLS) There are no assurances that the Company will be successful in obtaining such financing. (FLS) If unsuccessful in arranging such financing, the Company may be able to extend the period before additional financing is required by deferring the creation or satisfaction of various commitments and deferring the introduction of various products or entry into various markets. (FLS) If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. (FLS) The Company's financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

     During July 1998, the Company acquired the assets of Laser Skin Toner, Inc. in exchange for 1,600,000 shares of the Company's common stock including shares deliverable only upon the achievement of specified future performance objectives (See Note 8 of Notes to Consolidated Condensed Financial Statements).

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


ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

     On May 19, 1998, the Registrant issued and sold an aggregate of 1,320,000 shares of its Common Stock, par value $.001 per share ("Common Stock"), and 660,000 Redeemable Stock Purchase Warrants (the "Warrants" and collectively with the 1,320,000 shares, the "Securities"). Each of the Warrants entitles the holder hereof to purchase one share of Common Stock at an exercise price of $3.75 per share through April 30, 2000.

   The Securities were sold to accredited investors exclusively. While no underwriters were involved, some of the Securities were sold through placement agents. The placement agents were PacVest Associates, Inc. and Eurocapital Limited (the "Placement Agents").

     The Securities were sold in units ("Units") consisting of 10,000 shares of Common Stock and 5,000 Warrants at a price of $30,000 per Unit, or aggregate consideration of $3,960,000 for all of the Securities sold. The aggregate commissions paid to the Placement Agents amounted to approximately $307,000. In addition, Registrant issued to the Placement Agents or their designees stock purchase warrants (the "Placement Agent Warrants") entitling the holders thereof to purchase up to an aggregate of 64,000 shares of Common Stock. The Placement Agent Warrants are substantially identical to the Warrants except that the Registrant has no right to redeem the Placement Agent Warrants.

     The issuance and sale of the Securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) of the Securities Act as transactions by an issuer not involving any public offering and as transactions involving offers and sales by an issuer solely to accredited investors in which the aggregate offering price did not exceed the amount allowed under Section 3(b) of the Securities Act, there was no advertising or public solicitation in connection with the transactions, and the issuer filed the prescribed notice with the Securities and Exchange Commission. Each purchaser of Securities represented, with supporting information, that such purchaser was an accredited investor; that such purchaser was acquiring the Securities for such purchaser's own account and not for the account or benefit of any other person; that the Securities were being acquired for investment and not with a view to the distribution thereof; and that such purchaser did not intend to sell or otherwise dispose of all or any part of the Securities at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that such purchaser would offer or resell Securities only if the Securities are registered under the Securities Act or an exemption from such registration is available (and confirmed by an opinion of counsel satisfactory to the Registrant). The Registrant placed restrictive legends on the certificates representing the Securities and placed "stop transfer" instructions with the transfer agent for Common Stock. Since the Registrant is acting as transfer agent for the Warrants, it will impose comparable procedures with respect to requests for the transfer of Warrants.

     The Warrants and the Placement Agent Warrants are exercisable at a price of $3.75 per share of Common Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

   None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     Following are the results of matters submitted to a vote at the Annual Stockholders' Meeting held May 19, 1998:

     (1) The election of the following individuals to the Company's Board of Directors, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

                                          Votes For   Votes Withheld
                                          ---------   --------------

                Federico Pignatelli       8,962,554           31,488
                Donald A. La Point        8,962,754           31,288
                George V. d'Arbeloff      8,962,254           31,788


     (2) The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the year ended December 31, 1998. The number of votes cast for were 8,968,364; votes cast against were 20,578; and 5,100 votes abstained.


ITEM 5.  OTHER INFORMATION.
---------------------------

     The deadline for submission of stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders is December 14, 1998. After March 6, 1999, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Stockholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.


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



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation


Date:   August 19, 1998             /s/ Donald A. La Point
        ---------------             ----------------------
                                    Donald A. La Point
                                    President & Chief Executive Officer




Date:   August 19, 1998             /s/ Stephen R. Tartamella
        ---------------             -------------------------
                                    Stephen R. Tartamella
                                    Vice President & Chief Financial Officer