Form 10-Q
period 1998-09-30
BIOLASE TECHNOLOGY INC
filed 1998-11-23
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998
                                                ------------------

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


                                (949) 361-1200
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                    -----     -----


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



COMMON STOCK, $.001 PAR VALUE                         16,476,587
-----------------------------                    ----------------------------
       Title Class                               Number of Shares Outstanding
                                                 at November 18, 1998

                           BIOLASE TECHNOLOGY, INC.

                                                                     Page Number
                                                                     -----------
PART 1.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements:

                    Consolidated Condensed Balance Sheets                  3

                    Consolidated Condensed Statements
                     of Operations                                         4

                    Consolidated Condensed Statement
                     of Stockholders' Equity                               5

                    Consolidated Condensed Statements
                     of Cash Flows                                         6

                    Notes to Consolidated Condensed
                     Financial Statements                                  7


         ITEM 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         10

         ITEM 3.  Quantitative and Qualitative
                    Disclosures About Market Risk                         18


PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                       18

         ITEM 2.  Changes in Securities                                   18

         ITEM 3.  Defaults Upon Senior Securities                         19

         ITEM 4.  Submission of Matters to a Vote of Security
                    Holders                                               19

         ITEM 5.  Other Information                                       19

         ITEM 6.  Exhibits and Reports on Form 8-K                        19


SIGNATURE PAGE                                                            21

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     September 30, 1998   December 31, 1997
                                                                         (Unaudited)
                                                                     ------------------   -----------------
   Assets:
   Current assets:
     Cash and cash equivalents                                         $       214,707    $      213,074
     Marketable securities                                                   1,033,658           627,817
     Accounts receivable, less allowance of $116,998 in 1998
          and $117,464 in 1997                                                 145,779         1,060,252
     Inventories, net of reserves of $620,949 in 1998 and 1997               2,136,808         1,008,777
     Prepaid expenses and other current assets                                 379,036           110,094
                                                                     ------------------   -----------------

          Total current assets                                               3,909,988         3,020,014


   Property and equipment, net                                                 213,544           181,804
   Patents, licenses  and trademarks, less accumulated amortization
     of $119,675 in 1998 and $330,466 in 1997                                  149,453            95,508
   Other assets                                                                313,499            98,666
                                                                     ------------------   -----------------

          Total assets                                                 $     4,586,484    $    3,395,992
                                                                     ==================   =================

   Liabilities and Stockholders' Equity:
   Current liabilities:
     Line of Credit                                                    $     1,383,746    $      301,233
     Accounts payable                                                          417,773           481,240
     Accrued expenses                                                          503,494           480,440
     Accrued costs related to dissolution of foreign subsidiary                 37,144            38,069
                                                                     ------------------   -----------------

          Total current liabilities                                          2,342,157         1,300,982
                                                                     ------------------   -----------------


   Stockholders' equity:
     Preferred stock, par value $.001, 1,000,000 shares authorized:
           Series A 6% Redeemable Cumulative Convertible Preferred
           Stock, 0 shares issued and outstanding at September 30,
           1998 and 1 share outstanding at December 31, 1997.                     -                 -
     Common stock, par value, $.001, 50,000,000 shares
           authorized, issued 16,293,707 in 1998 and 13,462,636 in              16,294            13,463
     Additional paid-in capital                                             38,553,967        29,755,652
     Receivable from stockholders and unearned services                         (2,672)          (50,766)
     Accumulated deficit                                                   (36,323,262)      (27,623,339)
                                                                     ------------------   -----------------

          Net stockholders' equity                                           2,244,327         2,095,010
                                                                     ------------------   -----------------

          Total liabilities and stockholders' equity                   $     4,586,484    $    3,395,992
                                                                     ==================   =================

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                           September 30,
                                                         ----------------------------------       ---------------------------------
                                                                1998                 1997                1998               1997
                                                                ----                 ----                ----               ----
Sales                                                    $      87,686         $    604,681       $    586,303        $   1,172,027
Cost of sales                                                  203,651              426,893            704,819              870,139
                                                         -------------         ------------       ------------        -------------

        Gross profit (loss)                                   (115,965)             177,788           (118,516)             301,888
                                                         -------------         ------------       ------------        -------------
Operating expenses:
    Sales and marketing                                        396,704              189,953            969,451              685,966
    General and administrative                                 405,697              288,462          1,139,667              939,398
    Engineering and development                                621,565              245,916          1,330,416              801,119
    Write-off of purchased research
      and development costs                                  5,134,920                    -          5,134,920                    -
                                                         -------------         ------------       ------------        -------------

        Total operating expenses                             6,558,886              724,331          8,574,454            2,426,483
                                                         -------------         ------------       ------------        -------------

        Loss from operations                                (6,674,851)            (546,543)        (8,692,970)          (2,124,595)

 Other income (expense)
    Interest income (expense), net                               7,190               33,296             (6,953)             165,752
                                                         -------------         ------------       ------------        -------------

        Net loss                                         $  (6,667,661)        $   (513,247)      $ (8,699,923)       $  (1,958,843)
                                                         =============         ============       ============        =============

Basic and diluted loss per share
  of common stock                                        $       (0.41)        $      (0.04)      $      (0.59)       $       (0.15)
                                                         =============         ============       ============        =============


Weighted average shares outstanding                         16,270,717           13,426,972         14,644,727           13,309,822
                                                         =============         ============       ============        =============

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                  Additional                                    Net
                                          Preferred Stock       Common Stock         Paid-in    Unearned  Accumulated  Stockholders'
                                         Shares    Amount     Shares    Amount       Capital    Services      Deficit        Equity
                                         ------    ------     ------    ------       -------    --------      -------        ------
Balance at January 1, 1998                 -       $    -   13,462,636  $13,463   $29,755,652  ($50,766)  ($27,623,339) $ 2,095,010

Private placements of common stock         -            -    1,320,000    1,320     3,591,480         -              -    3,592,800

Issuance of common stock
  for purchase of Laser Skin
  Toner, Inc. assets                       -            -    1,467,120    1,467     5,133,453         -              -    5,134,920

Issuance of common stock for services      -            -        5,000        5        14,995         -              -       15,000

Exercise of stock options                  -            -       38,950       39        58,387         -              -       58,426

Earned escrow shares                       -            -            -        -             -    48,094              -       48,094

Issuance of shares for fractional
  interest on reverse split                -            -            1        -             -         -              -            -

Net loss                                   -            -            -        -             -         -     (8,699,923)  (8,699,923)
                                       --------------------------------------------------------------------------------------------
Balance at September 30, 1998              -       $    -   16,293,707  $16,294   $38,553,967  ($ 2,672)  ($36,323,262) $ 2,244,327
                                       ============================================================================================

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                              -----------------------------------------------
                                                                                        1998                      1997
                                                                                        ----                      ----
       Cash flows from operating activities:
       Net loss                                                                 $     (8,699,923)        $       (1,958,843)
       Adjustments to reconcile net loss to net cash used by
        operating activities:
             Depreciation and amortization                                                65,934                     80,658
             Issuance of common stock for services                                        15,000                      6,120
             Earned escrow shares                                                         48,094                          -
             Non-cash write-off of purchased
               research and development costs                                          5,134,920                          -
             Provision for bad debts                                                      69,123                     95,621

             Changes in operating assets and liabilities:
                 Accounts receivable                                                     845,350                   (526,294)
                 Inventories                                                          (1,128,031)                  (120,250)
                 Prepaid expenses and other assets                                      (483,775)                  (104,652)
                 Accounts payable                                                        (63,467)                   159,533
                 Accrued expenses                                                         23,054                    (54,975)
                 Accrued costs related to dissolution of foreign subsidiary                 (925)                    (7,224)
                 Other current liabilities                                                     -                     (3,980)
                                                                                -----------------         ------------------

                 Net cash used by operating activities                                (4,174,646)                (2,434,286)
                                                                                -----------------         ------------------

       Cash flows from investing activities:
       Sale of marketable securities                                                   2,119,159                  1,632,703
       Purchase of marketable securities                                              (2,525,000)                         -
       Additions to property and equipment                                               (87,742)                   (78,447)
       Additions to patents, licenses and trademarks                                     (63,877)                   (55,208)
                                                                                -----------------         ------------------

                 Net cash provided (used) by investing activities                       (557,460)                 1,499,048
                                                                                -----------------         ------------------

       Cash flows from financing activities:
       Borrowings under line of credit, net                                            1,082,513                          -
       Proceeds from issuance of common stock, net                                     3,592,800                    719,885
       Proceeds from exercise of stock options                                            58,426                    128,249
                                                                                -----------------         ------------------

                 Net cash provided by financing activities                             4,733,739                    848,134
                                                                                -----------------         ------------------

       Increase (decrease) in cash and cash equivalents                                    1,633                    (87,104)
       Cash and cash equivalents at beginning of period                                  213,074                    349,457
                                                                                -----------------         ------------------

       Cash and cash equivalents at end of period                               $        214,707         $          262,353
                                                                                =================         ==================
       Supplemental cash flow disclosure:
             Cash paid during the period for interest                           $         53,710         $            3,014
                                                                                =================         ==================

         See accompanying notes to consolidated financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


Note 1
------

     The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of September 30, 1998 and the results of operations for the three and nine-month periods then ended.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $2,823,910, $2,463,259 and $2,023,822 for the years ended December 31, 1997, 1996 and 1995, respectively, and a net loss of $8,644,923 (inclusive of a $5,135,000 non-cash charge for purchased research and development costs) for the nine-month period ended September 30, 1998 and has an accumulated deficit of $36,323,262 at September 30, 1998. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and product improvement through engineering and cost containment. The Company's business now emphasizes the marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM), its recently-released home consumer tooth-whitening system, the LazerSmile(TM) toothbrush, a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which is being configured to accommodate applications in dermatology and general soft-tissue surgery, and the SkinLaser, which is a laser-based system under development to provide a non-invasive procedure for the reduction of wrinkles and striae (stretch marks).

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1997, the Company has raised approximately $6,413,000 of equity funds. During the second quarter of 1998, the Company raised an additional $3,593,000 in equity funds (see Note 7). The Company's recent clearance to market its Millennium system for certain dental hard tissue procedures in the United States should contribute to the Company's ability to generate working capital through higher sales volume and associated increased gross profits. However, management believes that significant additional resources will be required by early 1999 to fund its present operations until increases in revenue and gross profit are sufficient to fund the Company's working capital needs. In the interim, the Company expects to generate the necessary capital resources through the issuance of equity securities in either public or private placements, or debt financing. No assurance can be given, however, that the Company will be able to obtain such capital resources. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected.

     Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2
------

     Inventories, net of reserves,      September 30, 1998
consist of the following:                  (unaudited)      December 31, 1997
                                           -----------      -----------------
Raw materials                                $1,180,688         $  804,631
Work-in-process and subassemblies               689,229             36,609
Finished goods                                  266,891            167,537
                                             ----------         ----------

                                             $2,136,808         $1,008,777
                                             ==========         ==========

Note 3
------

     Property and equipment,            September 30, 1998
at cost, consist of the following:         (unaudited)      December 31, 1997
                                           -----------      -----------------
Leasehold improvements                       $  155,731         $  149,282
Equipment and computers                         822,856            754,152
Furniture and fixtures                          181,008            168,419
Demonstration units                             247,354            247,354
                                             ----------         ----------

         Total cost                           1,406,949          1,319,207

Less, accumulated depreciation and
 amortization                                (1,193,405)        (1,137,403)
                                             ----------         ----------

                                             $  213,544         $  181,804
                                             ==========         ==========

Note 4
------

     Accrued expenses consist
       of the following:                September 30, 1998
                                           (unaudited)      December 31, 1997
                                           -----------      -----------------
Accrued professional fees                    $   75,124         $   82,876
Accrued legal costs                             154,666             91,880
Accrued warranty provision                       35,665             83,000
Other                                           238,039            222,684
                                             ----------         ----------

                                             $  503,494         $  480,440
                                             ==========         ==========

Note 5
------

     Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at September 30, 1998 and 1997.


Note 6
------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires restatement of earlier periods presented, and establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 does not have a material effect on the Company's results of operations for the three and nine-month periods ended September 30, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, requires restatement of earlier periods presented, and establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 does not have a material effect on the Company's current reporting and disclosures for the three and nine-month periods ended September 30, 1998.


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

     The shares of common stock issued, included those underlying shares to be issued upon exercise of the Warrants, are or will be "restricted securities" as defined in Rule 144 promulgated under the Securities Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Securities Act or in accordance with an exemption from such registration requirement. The Company filed a registration statement covering the resale of such shares of common stock on July 1, 1998 with the Securities and Exchange Commission (the "S.E.C.") and that registration statement is pending.

Note 8:
-------

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. As consideration for the assets acquired, the Company issued to LSTI an aggregate 1,600,000 shares of the Company's common stock (the `Shares"), including 182,880 Shares retained by the Company pending the achievement by the business of specified performance objectives. Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock to O'Donnell Eye Centers, Incorporated, a Missouri corporation ("OECI"), in consideration for the license of technology that is the subject of a pending patent application. In connection with the acquisition, an independent valuation has been obtained which valued current in-process research and development efforts acquired for which no alternative use exists at $5,134,920, which was charged to ongoing operations immediately following consummation of the acquisition. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 4, "Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", the costs assigned to in-process research and development for which no alternative use exists are charged to expense on the date of consummation of the business combination.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

     The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

RESULTS OF OPERATIONS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997:

     Sales during the first nine months of 1997 were $1,172,000, compared to $586,000 during the first nine months of 1998. The decrease in sales reflects primarily a decrease in sales of the Company's laser-based systems. The drop in sales of laser-based systems was attributable principally to the deferral of most deliveries of the Millennium(TM) laser-based HydroKinetic(TM) tissue cutting system, particularly those to the Company's German distributor which has been the most significant customer for Millennium(TM) systems, while the Company is in the process of implementing a partial redesign of the hand piece for that system. The German distributor requested the partial redesign to enable Millennium(TM) to address more effectively the requirements of the German market, where Millennium had, prior to 1997, received all necessary approvals for use in both hard and soft tissue dental procedures. Commencing June 1997, sales of Millennium(TM) systems had been expected to replace sales of an earlier generation of laser system which had been phased out by early 1997 and are currently not being sold or marketed by the Company.

     The United States Food and Drug Administration ("FDA") in October 1998 granted clearance to the Company to market the Millennium(TM) system in the United States for certain dental hard tissue applications. The FDA had previously granted clearance for the marketing of Millennium(TM) for certain soft tissue applications. The October 1998 action by the FDA has permitted the Company to commence active marketing of the Millennium(TM) system in the United States, and the Company expects those efforts to begin to generate domestic sales commencing with the fourth quarter of 1998. (The preceding sentence constitutes a forward-looking statement [hereinafter identified by "FLS"]. Each of the forward looking statements in this Quarterly Report on Form 10-Q is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements".) The Company also expects that completion of the hand piece redesign effort and testing of the redesigned hand piece, which is expected by the end of 1998, will result in increased sales.
(FLS)

     In July 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") to market in the United States a laser-based surgical tissue cutting system that utilizes a variation of the Millennium technology for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce to the domestic market a laser-based system in a configuration that is designed for lower power settings than those of the Millennium(TM) system, under the name DermaLase (TM). (FLS) The Company is presently developing its marketing plan for the DermaLase system and expects DermaLase to begin to contribute to sales in the first half of 1999. (FLS)

     In August 1998, the Company introduced its first consumer product, the LazerSmile(TM) Tooth Whitening System, which utilizes a monochromatic optical energy light source embedded within a toothbrush in conjunction with a clear, non-abrasive tooth whitening gel. The Company recognized a nominal amount of revenue from LazerSmile(TM) test marketing during the third quarter of 1998. The Company is attempting to establish marketing and distribution alliances with third parties to effect the distribution of LazerSmile(TM). (FLS) These alliances could include arrangements involving television shopping, specialty catalogs and traditional distribution arrangements. No assurances can be given that the Company will be successful in establishing these alliances or that, if they are established, they will result in the successful commercialization of LazerSmile(TM).

     The cost of sales decreased from $870,000 for the nine months ended September 30,1997 to $705,000 for the nine months ended September 30, 1998. The reduction in cost of sales is disproportionately small in relation to the reduction in revenue, primarily as a result of an increase in fixed overhead costs incurred to ready the Company for higher production levels. These costs included the design and manufacture of various test and production fixtures to improve manufacturing efficiencies and increased indirect costs to support higher levels of manufacturing.

     Gross profit decreased from a $302,000 gross profit for the nine months ended September 30, 1997 to a $119,000 gross loss for the nine months ended September 30, 1998. The decrease in gross profit is attributable primarily to lower absorption of fixed overhead costs resulting from both lower sales and an increase in the absolute amount of fixed overhead costs.

     Operating expenses increased by $6,148,000 from the first nine months of 1997 to the first nine months of 1998. That increase was attributable principally to a non-recurring $5,135,000 write-off of purchased research and development associated primarily with the acquisition of substantially all of the assets of Laser Skin Toner, Inc. Excluding that write-off, operating expenses increased $1,013,000 from the first nine months of 1997 to the comparable 1998 period. Sales and marketing expense increased $283,000, or 41%, between those periods primarily as a result of the establishment of a domestic dental sales force during the second half of 1997 and the initial sales efforts associated with the introduction of LazerSmile(TM). General and administrative expense increased $200,000, or 21%, between those periods primarily as a result of increases related to advertising and promotion of the Company through various publications and investor forums together with increases in employee related expenses associated with increased staffing. Engineering and development expense increased $529,000, or 66%, between those periods principally as a result of costs associated with the 1998 redesign of the Millennium(TM) hand piece and the finalization of the design of LazerSmile(TM) in anticipation of its product launch.

     Loss from operations increased from $2,125,000 for the first nine months of 1997 to $8,693,000 for the first nine months of 1998. After excluding the non-recurring write-off of purchased research and development costs, the loss from operations increased $1,433,000 from the 1997 to the 1998 period, reflecting the lower sales, higher cost of sales and higher operating expenses in the 1998 period.

     Interest income, net decreased from $166,000 of net interest income for the first nine months of 1997 to a $7,000 net interest expense for the first nine months of 1998. This decrease reflects lower 1998 average balances of cash, cash equivalents and interest-bearing marketable securities and the existence of borrowings under a line of credit in the 1998 period.

     The Company's net loss increased from $1,959,000, or $0.15 per share, for the first nine months of 1997 to $8,700,000, or $0.59 per share, for the first nine months of 1998. Approximately 76% of the increase was attributable to the write-off of purchased research and development. The increase in the per share loss was to some extent ameliorated by a 10% increase in the weighted average number of shares outstanding.

RESULTS OF OPERATIONS THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997:

     Sales during the third quarter of 1998 were $88,000, compared to $605,000 during the third quarter of 1997. The decrease in sales reflects primarily the deferral of most deliveries of the Millennium(TM) laser-based HydroKinetic(TM) tissue cutting system, particularly those to the Company's German distributor which has been the most significant customer for Millennium(TM) systems, while the Company is in the process of implementing a partial redesign of the hand piece for that system.

     The $223,000 decrease in cost of sales from the third quarter of 1997 to the third quarter of 1998 is disproportionately small in relation to the reduction in revenue, primarily as a result of an increase in fixed overhead costs incurred to ready the Company for higher production levels. These costs included the design and manufacture of various test and production fixtures to improve manufacturing efficiencies and increased indirect costs to support higher levels of manufacturing.

     Gross profit decreased from a $178,000 gross profit for the second quarter of 1997 to a $116,000 gross loss for the second quarter of 1998. The decrease in gross profit is attributable primarily to lower absorption of fixed overhead costs resulting from both lower sales and an increase in the absolute amount of fixed overhead costs.

     Operating expenses increased by $5,835,000 from the third quarter of 1997 to the third quarter of 1998. That increase was attributable principally to the $5,135,000 non-recurring write-off of purchased research and development. Excluding that write-off, operating expenses increased $700,000 from the 1997 third quarter to the comparable 1998 period. Sales and marketing expense increased $207,000, more than doubling between those periods primarily as a result of the establishment of a domestic dental sales force commencing in September 1997 and the initial sales efforts associated with the introduction of LazerSmile(TM) in the third quarter of 1998. General and administrative expense increased $117,000, or 41%, between those periods primarily as a result of increases related to advertising and promotion of the Company through various publications and investor forums together with increases in employee related expenses associated with increased staffing. Engineering and development expense increased $376,000, more than doubling between those periods principally as a result of costs associated with the 1998 redesign of the Millennium hand piece.

     Loss from operations increased from $547,000 for the third quarter of 1997 to $6,675,000 for the third quarter of 1998. After excluding the non-recurring write-off of purchased research and development, loss from operations increased $993,000 from the 1997 to the 1998 third quarter, reflecting principally the lower sales and higher operating expenses in the 1998 period.

     Interest income, net decreased from $33,000 for the third quarter of 1997 to $7,000 for the third quarter of 1998. This decrease reflects lower average balances of cash, cash equivalents and interest-bearing marketable securities during the 1998 quarter and the existence of borrowings under a line of credit in the 1998 quarter.

     The Company's net loss increased from $513,000, or $0.04 per share, for the third quarter of 1997 to $6,668,000, or $0.41 per share, for the third quarter of 1998. Approximately 83% of the increase was attributable to the write-off of purchased research and development costs in the third quarter of 1998. The increase in the per share loss was to some extent ameliorated by a 21% increase in the weighted average number of shares outstanding.


FINANCIAL CONDITION

     Cash, cash equivalents and marketable securities in the aggregate increased from $841,000 at December 31, 1997 to $1,249,000 at September 30, 1998,
primarily as a result of a
private placement of Company common stock and stock purchase warrants in May 1998 which generated net proceeds of approximately $3,593,000, and $1,083,000 of 1998 net borrowings under a line of credit, largely offset principally by cash used by operations of $4,175,000. The Company will require additional capital in the near future in order to fund its continued operations. (FLS) Use of the Company's current line of credit is limited to financing inventory, and proceeds from the sale of inventory equal to the cost of goods sold associated with such sale must be applied to reduce the revolving credit line.

     Accounts receivable decreased by $914,000 from December 31, 1997, when they totaled $1,060,000, to September 30, 1998. This decrease was due principally to payment of outstanding accounts by the German distributor of Millennium(TM) systems during the second quarter of 1998.

     Inventories increased from $1,009,000 at December 31, 1997 to $2,137,000 at September 30, 1998 due principally to the decision by the Company to continue to build subassemblies for its Millennium(TM) system while awaiting completion of the redesign of the hand piece and a build-up of inventory in connection with the August 1998 launch of LazerSmile(TM). The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once normal deliveries of Millennium(TM) systems resume. (FLS) The Company's inventory reserve of $621,000 at December 31, 1997 and September 30, 1998 relates principally to the Company's Nylad(TM) and Laser 35 laser based systems, which are no longer being sold or marketed by the Company. The disposition of the remaining Nylad(TM) and Laser 35 inventory is not expected to have a material adverse effect upon the results of operations or financial condition of the Company. (FLS)

     Prepaid expenses and other current assets increased from $110,000 at December 31, 1997 to $379,000 at September 30, 1998, primarily as a result of deposits placed for medical trade shows scheduled for the final quarter of 1998 and the first half of 1999, and deposits placed for advertising of the Company's core technology.

     Current liabilities increased $1,041,000 from December 31, 1997 to September 30, 1998, primarily reflecting an increase in indebtedness under a line of credit used to finance inventory which increased $1,083,000 from December 31, 1997 to September 30, 1998, when it totaled $1,384,000. Accounts payable were reduced by $63,000 during the nine months ended September 30, 1998, while accrued expenses increased $23,000 during the same period.

     Working capital decreased from $1,719,000 at December 31, 1997 to $1,568,000 at September 30, 1998. The decrease in working capital is attributable principally to the decrease in accounts receivable, partially offset by the increase in cash, cash equivalents and marketable securities. The increases in inventory and in associated borrowings under the line of credit essentially offset one another.

     Patents, licenses and trademarks, net increased $54,000 from December 31, 1997 to September 30, 1998, when the balance was $149,000, principally as a result of the Company pursuing patent and trademark protection for its proprietary technology, names and symbols. Other assets increased $215,000 during the same period to $313,000, reflecting primarily deposits on tooling for the manufacturing and packaging of LazerSmile(TM) coupled with the excess purchase price over the fair value of the net tangible assets purchased with the Laser Skin Toner acquisition.

     Stockholders' equity increased from $2,095,000 at December 31, 1997 to $2,244,000 at September 30, 1998, primarily as a result of the May 1998 private placements of Company securities which added $3,593,000 to stockholders equity and the acquisition of assets, essentially purchased research and development costs, for stock which added $5,135,000 to stockholders equity, largely offset by the net loss of $8,700,000 for the nine months ended September 30, 1998, including a $5,135,000 write-off of the purchased research and development costs.


LIQUIDITY AND CAPITAL RESOURCES

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and cost containment. (FLS) The Company's business now focuses and is expected to continue to focus on the manufacturing and marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM); a new reduced-power variation of the Millennium(TM), called DermaLase(TM), which is being configured for applications in dermatology and general soft-tissue surgery; and its recently-released consumer tooth-whitening system, the LazerSmile(TM) toothbrush. (FLS)

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1997, the Company raised approximately $6,413,000 of equity funds in this manner. During the first nine months of 1998, the Company raised an additional $3,593,000 in equity funds (See Note 7 of Notes to Consolidated Condensed Financial Statements). Management believes that significant additional financial resources will be required by early 1999, principally to fund the Company's working capital needs and to complete the processes designed to lead to regulatory clearance to market the Company's laser-based technologies for various dental and medical applications in the United States and foreign countries. (FLS) The Company expects to generate the necessary capital resources through the issuance of equity securities in either public or private placements or debt financing, along with the gross profit on sales of inventory, until operations alone generate sufficient cash flow to meet the Company's requirements. (FLS) No assurance can be given, however, that the Company will be able to obtain such financial resources. (FLS)

     At September 30, 1998, the Company had $1,384,000 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for financing inventories, with outstanding balances bearing interest equal to LIBOR plus 0.5% (5.9% at September 30, 1998) and is collateralized by substantially all of the

Company's accounts receivable and inventories. The Company is required to reduce the outstanding loan balance by application of amounts equal to the cost of goods sold associated with sales of inventory. The current revolving credit agreement expires on December 1, 1998, and the Company has two six-month renewal options.

     Based on the Company's current business plan, the Company anticipates that it will need additional financing by early 1999 to support additional working capital requirements. (FLS) There are no assurances that the Company will be successful in obtaining such financing. (FLS) If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. (FLS) The Company's financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and its ability to continue as a going concern. (FLS)

     During July 1998, the Company acquired the assets of Laser Skin Toner, Inc. in exchange for 1,600,000 shares of the Company's common stock, including shares deliverable only upon the achievement of specified future performance objectives. (See Note 8 of Notes to Consolidated Condensed Financial Statements.)

     The Company is presently continuing its analysis of its computer software and hardware requirements and anticipates capital expenditures to increase significantly during 1999 in connection with the acquisition of such software and hardware. (FLS) Included among the software to be purchased would be a new accounting system. That system, unlike the present system, would be Year 2000 compliant. The Company's present software and hardware is personal computer based and is unaltered from its original purchased state except for those upgrades offered by the suppliers of such software. The Company has received assurances from the suppliers of the software it employs, other than the accounting system software, that such software is Year 2000 compliant. The Company intends to obtain certification that any computer software and hardware purchased in 1999 is Year 2000 compliant. The Company does not believe that its insistence upon Year 2000 compliant hardware or software will materially increase the cost of any hardware or software acquired.

     The Year 2000 problem arises out of the convention by which years have been represented in computer programs by a two digit number representing the final two digits in the year's designation and concern that time sensitive components could fail or provide erroneous output if they do not correctly recognize years beginning with 20 rather than 19.

     The Company currently has limited information regarding the Year 2000 compliance status of its principal suppliers of goods and services and of its principal customers. The Company intends to initiate formal communications with all such suppliers and customers with respect to the status of such persons' computer systems in terms of Year 2000 compliance. If any principal suppliers lack systems that are Year 2000 compliant or programs that provide reasonable assurance that such systems will be Year 2000 compliant well before the end of 1999, the Company will seek to establish relationships with alternate suppliers. There is a single source supplier of optic fiber for the Millennium(TM) which could not be easily replaced if it has non-compliant systems, and in the event such supplier had a non-compliant system, the Company would attempt to establish communications channels with such supplier that bypass the supplier's non-compliant computer system. If any principal customers lack systems that are Year 2000 compliant or programs that provide reasonable assurance that such systems will be Year 2000 compliant well before the end of 1999, the Company will attempt to establish communications channels with such customers that bypass the non-compliant computer systems. The Company believes that the costs associated with monitoring Year 2000 compliance by suppliers and customers and dealing with any non-compliance will not be material. The failure of the Company or any of its principal suppliers and customers to become Year 2000 compliant in a timely manner and the failure to establish alternate communications channels could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

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

     While the Company believes that its technology incorporated into its Millennium(TM) surgical tissue cutting system should be effective in a broad range of medical and dental applications, this belief (except with respect to dental hard tissue and certain dermatological applications, for which clinical research has been and is being conducted) is based largely on preliminary in vitro and in vivo research and extrapolation of observations in such clinical research. No assurances can be given that the Company's Millennium(TM) technology will prove to be applicable to, or will find market acceptance in, any medical or dental fields or that the Company will receive clearance from the FDA or other regulatory agencies to market additional products embodying its HydroKinetic technology or variations thereof for any additional applications or in any additional jurisdictions.


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


ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

   On July 2, 1998, the Company issued an aggregate of 1,650,000 shares of its Common Stock, par value $.001 per share. No underwriters were involved in the issuance and sale of such shares.

   1,600,000 shares were issued to Laser Skin Toner, Inc. ("LSTI") in consideration for LSTI's transfer to the Company of substantially all of LSTI's assets, consisting principally of research and development in progress. Delivery to LSTI of 182,880 of the 1,600,000 shares was deferred until the business based on the technology transferred achieves specifies performance objectives.

     50,000 of the shares were issued to O'Donnell Eye Centers, Incorporated ("ODEC") in consideration for the exclusive license of a technology under development that was the subject of a pending patent application.

     The issuance of shares to LSTI was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act as a transaction by an issuer not involving any public offering. LSTI agreed that it will offer or resell the shares it received only if such shares are registered under the Act or an exemption from such registration is available, in which case it shall deliver to the Company an opinion of counsel, in form and substance reasonably satisfactory to the Company and its counsel, to such effect. Unless such registration has been effected or such an exemption is available, the Company will not permit the transfer of such shares. The Company endorsed restrictive legends on the share certificates delivered to LSTI and provided to the transfer agent for the Company's Common Stock "stop transfer" instructions with respect to the shares represented by such certificates.

     The issuance of shares to ODEC was exempt from registration under the Act pursuant to Section 4(2) of said Act as a transaction by an issuer not involving any public offering. ODEC represented that it was acquiring the shares for its own account and not for the account or benefit of any other person and for investment and not with a view to the distribution or resale thereof, except as permitted by the Act and other applicable securities laws. The Company endorsed restrictive legends on the share certificates delivered to ODEC and provided to the transfer agent for the Company's Common Stock "stop transfer" instructions with respect to the shares represented by such certificates.


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

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (A)  EXHIBITS

          27.  Financial Data Schedule (electronic filing only)

     (B)  REPORTS ON FORM 8-K

               On July 2, 1998, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of substantially all of the assets of Laser Skin Toner, Inc., a developmental stage company, for consideration of 1,600,000 shares of the Company's Common Stock, par value $.001. The Company filed Amendment No. 1 to Form 8-K on September 15, 1998 to reflect the unaudited pro forma combined financial condition of the Company at June 30, 1998 and December 31, 1997 and the pro forma combined results of operations for the six month period and fiscal year ended June 30, 1998 and December 31, 1997, respectively.

                                 SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation



Date:   September 18, 1998          /s/ Donald A. La Point
      -----------------------       -------------------------
                                    Donald A. La Point
                                    President & Chief Executive Officer



Date:   September 18, 1998          /s/ Stephen R. Tartamella
      -----------------------       -------------------------
                                    Stephen R. Tartamella
                                    Vice President & Chief Financial Officer