Form 10-K
period 1998-12-31
BIOLASE TECHNOLOGY INC
filed 1999-04-15
CIK 811240

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (949) 361-1200
                        ________________________________

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

                               Yes    X      No
                                   -------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,909,283 computed using the closing price of $2.675 per share of common stock on March 31, 1999 as reported by Nasdaq based on the assumption that directors and officers and more than 10% stockholders are affiliates. On March 31, 1999, there were 17,657,387 shares of the Registrant's common stock outstanding.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held May 25, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS


Qualifying Statement With Respect To Forward-Looking Information
----------------------------------------------------------------

  The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of the Company and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected the Company's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.


Introduction
------------

  BioLase Technology, Inc., a Delaware corporation ("BioLase" and together with its consolidated subsidiary, the "Company") designs, develops, manufactures and markets laser-based systems for use in dental and medical applications. The current generation of the Company's laser-based systems incorporates its proprietary HydroKinetic(TM) technology into its surgical tissue cutting system, Millennium(TM), which utilizes electromagnetic energy laser pulses from an erbium, chromium: yttrium scandium gallium garnet ("Er,Cr:YSGG") laser and a proprietary air-water spray. In a configuration utilizing higher power settings, the laser pulses act to rapidly energize and transform atomized water droplets from the air-water spray into smaller, energized water molecules that can precisely remove both dental hard and soft tissues, and the Millennium(TM) system, when operating in this manner, is intended for use primarily in hard tissue applications. In a configuration utilizing lower power settings, the Er,Cr:YSGG laser incorporated into the Millennium(TM) system acts as a conventional laser, with the air-water spray serving as a cooling agent. When operating in this manner, the Millennium(TM) system is intended for use in soft tissue applications. The Millennium(TM) system is currently marketed both in the United States and internationally for dental hard and soft tissue applications.

  The Company also has clearance from the United States Food and Drug Administration ("FDA") to market a laser-based surgical tissue cutting system in the United States for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce a laser-based system in a configuration designed for aesthetic and dermatologic applications in late 1999 or early 2000.

  The Company has (i) an automated system used in endodontic procedures for locating and shaping root canals, known as the Canal Finder System(TM), along with a full range of other proprietary and non-proprietary endodontic products, and (ii) an air-water spray laser accessory, LaserSpray(TM), designed to cool the tissue receiving laser energy and the surrounding tissue, that is incorporated into the Company's laser-based systems and has the potential to be employed with fiber-coupled laser systems manufactured by others. The Company has developed a home consumer product called LazerSmile(TM), a toothbrush that utilizes a light source and a proprietary gel for whitening teeth. The Company has under development a fluid conditioning system known as FlavorFlow(TM), for which it has been granted a patent, that sanitizes, flavors and administers fluids and enhances the scent of air present during dental and medical procedures; and a line of biomaterials for dental and medical applications.


General
-------


  Prior to 1995, the Company's principal products were Nd:YAG (neodymium: yttrium aluminum garnet) laser systems that were marketed domestically for dental soft tissue applications and internationally for certain dental hard and soft tissue applications, and an automated endodontic (root canal) handpiece.
In 1994, the Company commenced its research and development efforts related to what is now its patented and proprietary Er,Cr:YSGG HydroKinetic technology. This technology employs electromagnetic energy laser pulses which, at higher power settings, rapidly energize and transform small atomized water droplets from an air-water spray into smaller, energized water molecules that can precisely remove both dental hard and soft tissues. This technology has proved to be effective and efficient in removing enamel and dentin tooth structure in a precise, non-thermal manner. In 1995, the Company started developing this technology into a product that has evolved into the Millennium(TM). The initial design of a system for dental and oral surgical applications was completed in late 1996, while refinement and enhancements to its design has continued through the present time. In a configuration utilizing lower power settings, the Er,Cr:YSGG laser incorporated into the Millennium(TM) system acts as a conventional laser, with the air-water spray serving as a cooling agent. When operating in this manner, the Millennium(TM) system is intended for use in soft tissue applications.

  In 1995, the Company developed LaserSpray(TM), an air-water spray accessory using its proprietary Target Tissue Cooling System(TM) ("TTCS(TM)") technology which is designed to cool the tissue receiving laser energy and adjacent tissue. LaserSpray(TM) is incorporated into the Company's laser-based systems and has the potential to be employed in conjunction with fiber-coupled laser systems manufactured by other companies.

  In 1996, the Company commenced the development of a toothbrush for the consumer market, originally called the LaserBrush(TM), that utilizes a monochromatic optical energy light source embedded within a toothbrush in conjunction with a clear, non-abrasive tooth whitening gel developed by the Company. In August 1998, the Company changed the name of the LaserBrush(TM) to LazerSmile(TM). The Company is in the process of introducing the LazerSmile(TM) nationwide through a variety of channels attuned to the distribution of home consumer products.

  More recently, the Company commenced development of FlavorFlow(TM), a patented product that sanitizes and alters the flavor and scent of fluids administered during medical, dental and oral surgical treatments.

  The Company also possesses patents and proprietary technology for a group of biomaterials under the trade names PerioFil(TM), PerioSeal(TM), LaserBond(TM) and EndoPlas(TM) for use in periodontics, endodontics, general dentistry, orthopedics and other medical applications.

Commercialization of these biomaterials will depend on, among other things, resource availability and completion of development and regulatory approval.

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

  Lasers were first developed for research, industrial and military uses and, more recently, have been adapted for many medical and dental applications. The benefits of lasers in medical and dental applications are generally believed to include reduced pain, minimized infection, promotion of rapid healing, reduced bleeding, reduced scarring, increased precision and time-effective procedures. In many cases, lasers perform procedures which otherwise could not be achieved through traditional surgical means. Lasers are currently used in a wide variety of medical fields including dentistry, dermatology, plastic surgery, ophthalmology, otolaryngology (ear, nose and throat ("ENT")), gynecology, urology, cardiology, gastroenterology and general surgery.

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

  A matter that has required attention in the development of lasers for medical and dental applications is the temperature sensitivity of soft and hard tissue, including skin, bone, tooth enamel and dentin. Elevated temperatures can cause irreversible deterioration in vital tissue. The Company's patented TTCS(TM), incorporated into its laser-based systems, is intended to enable the user to apply focused energy levels on hard tissue, such as bone, enamel and dentin, and avoid damage to the tissue being lased and the surrounding tissue by cooling with an air-water spray the tissue receiving the energy and the contiguous region. TTCS(TM) is incorporated into the Company's laser-based systems and has the potential to be installed as an accessory on most fiber-coupled lasers manufactured by other companies.


The Millennium(TM) System
-------------------------

  The Company has recently developed its Millennium(TM) system, an Er,Cr:YSGG laser incorporating the Company's patented HydroKinetic technology which involves the use of this proprietary laser-based technology for a variety of dental and medical applications. HydroKinetic(TM) technology permits the Millennium(TM) at higher power settings to combine the Company's TTCS(TM) with its Er,Cr:YSGG laser-based system to generate electromagnetic energy pulses that rapidly energize and transform water spray into an energized state capable of precisely removing hard tissue, such as tooth, bone and cartilage. In a modified configuration, the Er,Cr:YSGG laser incorporated into the Millennium(TM) system acts as a conventional laser, with the air-water spray serving as a cooling agent. When operating in this manner, the Millennium(TM) system is intended for use in soft tissue applications.

  The current Millennium(TM) system configured for dental and oral surgical applications consists of a flexible fiber-optic delivery system and mobile floor system containing an Er,Cr:YSGG laser, power supply, internal cooling system and control panel. The Millennium(TM) system uses electromagnetic energy pulses from the Er,Cr:YSGG laser to rapidly energize and transform water spray into a safe, cool and precise biocompatible tissue removing device. The Millennium(TM) system is capable of cutting both hard and soft human tissue. To give medical practitioners more flexibility, Millennium(TM) systems may also be used without water or with water as a cooling medium for standard laser-based soft tissue applications, in fields such as dermatology, orthopedics and otolaryngology
(ENT), although specific applications within these fields would require additional regulatory clearances by the FDA. See " - Government Regulation".

  The Company believes that its Millennium(TM) system has a broader range of applications than conventional laser systems. The Company currently is marketing the Millennium(TM) system only for dental and oral surgical applications in the U.S. and internationally. The Company has FDA clearance to market its Millennium(TM) for certain dental hard and soft tissue applications and has also received clearance by the FDA to market a laser system that utilizes a variation of the Er,Cr:YSGG HydroKinetic(TM) technology for a broad range of dermatological, aesthetic and general surgical soft tissue applications. The Company intends to continue the development of these applications during 1999. Marketing for certain expanded applications of the Er,Cr:YSGG HydroKinetic(TM) system in the United States would require additional regulatory clearance. The Company may be required to engage in further development of the Er,Cr:YSGG HydroKinetic(TM) technology or to complete clinical studies successfully in order to pursue certain expanded applications. No assurances can be given that any such clinical studies will be successfully completed or such regulatory clearances will be granted. See " - Government Regulation". Use of the Company's proprietary technology for various non-dental applications will require certain modifications to the hardware and software configurations of the technology.

  The Company has received certification for its Millennium(TM) system signifying its compliance with the Medical Device Directive, evidenced by the "CE" mark, established within the European Community. The Millennium(TM) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CE and CSA marks allow the Company to import and market its Millennium(TM) system in the European Community and Canada, respectively. See " - Government Regulation".

  While the Company believes that its Er,Cr:YSGG HydroKinetic(TM) surgical system should be effective in a broad range of medical and dental applications, this belief, except with respect to certain dental and dermatological applications, for which clinical research has been and is being conducted, is based largely on preliminary in vitro and in vivo research and extrapolation of observations in such clinical research. No assurances can be given that the Company's proprietary technology will prove to be applicable to, or will find market acceptance in, any medical or dental fields or that the Company will receive clearance from the FDA or other regulatory agencies to market the Millennium(TM) system or other products embodying its HydroKinetic(TM) technology for additional applications in any such fields.

     Applications and Potential Applications of the Millennium(TM) System.
     --------------------------------------------------------------------

  Dentistry.  The Millennium(TM) system, currently marketed by the Company in
  ---------
the United States and internationally (principally in Canada, Western Europe and, for clinical evaluations, Japan), is configured for dental and oral surgical applications. The Company intends to expand its marketing emphasis to other significant markets that appear to present potential interest in its Er,Cr:YSGG HydroKinetic(TM) products. These markets may include, but are not limited to Mexico and various South American countries, the Pacific Rim countries, Australia and New Zealand. Depending on the local regulatory requirements within these respective countries, further regulatory clearances may be necessary prior to entry into these markets. See " - Government Regulation".

  There are approximately 140,000 dentists in active practice in the United States and an even greater number of dentists in other countries where the Company intends to market its products. Industry analysts believe that, as the U.S. population grows and ages and more natural teeth are retained, the demand for dental services will increase along with the demand for newer and improved technology. The Company believes that the Millennium(TM) system is well suited for a variety of dental and oral surgical applications such as cavity preparation and restoration, implant preparation, aesthetic dentistry, periodontics (treatment of gum disease) and prosthodontics (replacement of teeth).

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

     Cavity Preparation/Aesthetic Dentistry. Aesthetic considerations are gaining increased importance in dentistry, as patients seek natural looking dental restorations. Due to these aesthetic and health concerns, natural colored composites are replacing amalgam (gold and silver) fillings in the restoration of cavities.

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

  Prosthodontics.  The replacement of missing teeth and the significant
  --------------
restoration of decayed or damaged teeth have evolved as dental specialties as a result of the development of stronger ceramic, porcelain and composite materials. The onlay and inlay require not only precise cavity preparation, but also strong adhesion of the bonding which is necessary for enhancement of retention. The Company believes that the Millennium(TM) system can effectively minimize cracking, and avoid the heating and fracturing of the enamel or dentin structure during cavity preparation and promote a stronger bond or adhesion, thereby facilitating a more durable and aesthetic restoration.

  The Company also believes the Millennium(TM) system has the potential to precisely cut the appropriate shoulder preparation to be used to retain removable or partial dentures and distribute stress force along the anchor tooth. The Company believes that because the Millennium(TM) system minimizes vibration, use of the system can provide increased patient comfort and conserve tooth structure.

  The Millennium(TM) system can also be utilized to shape shoulders and margins, facilitate improved impressions and promote secure and closed margins. The Company believes that benefits associated with this potential use of the Millennium(TM) system include reduction of the vibration, high-pitched noise and microfracturing of teeth associated with the conventional dental drill. The soft tissue that surrounds the crown preparation area usually requires shaping prior to taking an impression. The Company believes that use of the Millennium(TM) system to remove or reshape the tissue will result in reduced bleeding and increased patient comfort.

  Osseous (Bone) Implant Surgery.  Bone implants are used for bone
  ------------------------------
stabilization, to add strength to existing bone and to serve as the infrastructure for reconstructive dental procedures. For such procedures, it is important that the bone cutting for the implant placement be clean and that the practitioner not damage the bone itself during cutting by the generation of excessive heat. Thermal damage, such as that caused by conventional dental drills, can impede or destroy the fusion of the bone to the implant. The Company believes that the Millennium(TM) system, through its HydroKinetic(TM) technology, can effectively cut bone cleanly and without thermal damage; however, the device is presently not cleared by the FDA for marketing for cutting bone in the United States. See " - Government Regulation".

  The osseous (bone) implant placement process usually requires procedures uncovering the soft tissue and shaping around the neck of the tooth. The Company believes that the Millennium(TM) system can be used effectively for these procedures, as a result of its ability to cut oral soft tissue cleanly, precisely and without induced bleeding.

  Dermatology and Plastic/Cosmetic Surgery.  An estimated 400,000 worldwide
  ----------------------------------------
laser-based skin resurfacing procedures will be performed this year. Laser skin resurfacing, which has been evolving as a surgical technique since it was introduced in 1993, involves using a high-energy laser beam to remove epidermal layers. This surgical process normally leaves a swollen, red wound which must heal over a period of weeks or months. If successful, this procedure reduces wrinkles and produces some tightening of the skin. Most of these surgeries are performed by dermatologists, plastic surgeons, oculoplastic surgeons, and various other sub-specialists using short-pulsed carbon-dioxide lasers. Currently, there is a worldwide installed base of approximately 4,000 lasers for this application. This installed base is expected to grow to 10,000 units by the year 2000.

  The Company believes that its Er,Cr:YSGG HydroKinetic(TM) technology may provide a significant technological breakthrough for the treatment of wrinkles, scars and warts and for skin resurfacing. The Company believes the Er,Cr:YSGG HydroKinetic(TM) system may also offer some clinical advantages in terms of non-thermal, controlled removal of dermal soft tissue. In particular, a practitioner would have the ability to use the Er,Cr:YSGG HydroKinetic(TM) technology for certain cosmetic surgery procedures (e.g., bone, cartilage, and skin reshaping) or to reduce the power, adjust the energy characteristics and alter the amount of air and water used during an application, thereby allowing the use of the laser medium to remove the skin surface with less depth of radiation than that typically experienced when using laser systems with wavelengths that differ from that of the Er,Cr:YSGG HydroKinetic(TM) system.

  The Company has FDA clearance to market a laser system for a broad range of dermatological and general surgical soft tissue applications, including scar revision, removal of tumors and cysts, skin resurfacing and diagnostic biopsies. See " - Government Regulation". This system, formally under the name "DermaLase(TM)", which the Company continues to develop, utilizes the Er,Cr:YSGG laser employed in Millennium(TM), but configured with laser energy, water and air characteristics optimized for its specific application. In this configuration, the system utilizes the air-water spray as a cooling agent. In the Company's opinion, the combination of the air-water spray and the specific wavelength employed provides improved histological effects on tissue, such as reduced tissue trauma and faster healing.

  Oral/Maxillofacial Surgery.  Over 7,000 specialists practice
  --------------------------
oral/maxillofacial surgery in the U.S. These specialists have also become involved with cosmetic surgery, including facial skin resurfacing with lasers. The Company believes that its Er,Cr:YSGG HydroKinetic(TM) system can provide significant advantages in oral/maxillofacial surgery, as a single surgical instrument that efficiently cuts bone, cartilage, and soft tissue. While the Company presently has clearance to market its Er,CR:YSGG Hydrokinetic(TM) system for various dermatological and other various soft tissue procedures, the device is presently not cleared for marketing in the United States by the FDA for the cutting of bone. See " - Government Regulation".

  Orthopedic Surgery.  According to the American College of Surgeons, nearly
  ------------------
21,000 orthopedic surgeons in the U.S. perform in excess of 3,000,000 annual surgeries, including joint arthroscopy, spinal disc alterations and arthroplasties of knee, shoulder and hip. Statistics on international procedures are not compiled, but industry experts estimate at least 1,000,000 annual procedures outside of the United States. Laser use in orthopedic surgery has been limited to a very small percentage of surgeons using long-pulse holmium lasers in arthroscopic procedures. The main advantage of a holmium laser is finesse for tissue sculpting. However, the medical community has criticized the holmium laser as being too slow compared to the traditional mechanical endoscopic cutting devices. Thermal damage caused by the pulsed holmium laser has also been an issue. By contrast, the Company believes that the Er,Cr:YSGG HydroKinetic(TM) system can offer significant advantages in terms of improved speed, non-thermal effect, and providing one surgical device that can perform all the functions that a surgeon needs for bone and cartilage cutting, along with the ability to perform bone shaping and sculpting. The device, however, is presently not cleared for marketing in the United States by the FDA for the cutting of bone. See " - Government Regulation".

  Otolaryngology.  The Company believes that the unique bone-cutting capability
  --------------
of the Er,Cr:YSGG HydroKinetic(TM) system lends itself to surgical procedures in the ear and nasal passages, where hard tissue (primarily cartilage) must be precisely removed under endoscopic control. Approximately 400,000 ear, nose, and throat (ENT) surgical procedures are performed in the United States each year by some 10,000 specialists with an estimated 650,000 additional annual procedures internationally. Currently, lasers are utilized in less than 5% of these surgeries. Primary applications for lasers in ENT now include: laser assisted palatoplasty (partial removal of the palate); uvulopalatoplasty (partial removal of the uvula and the palate to reduce sleep apnea and snoring); tonsillectomy (surgical removal of tonsils); and myringotomy (surgical creation of a small hole in the tympanic membrane of a child's ear for drainage of fluid caused by chronic ear infection). The Company believes, based on in-vitro tests, that the Millennium(TM) system may provide an improved surgical tool for performing some types of ENT procedures. While the Company's Er,Cr:YSGG HydroKinetic(TM) system is cleared for marketing in the United States for a variety of general surgical applications, including resection of internal organs, tumors and lesions, further clearances may be required for specific applications when and if the Company decides to enter this market arena. See " - Government Regulation".


Other Dental and Medical Products
---------------------------------

  LazerSmile(TM).  In 1996, BioLase commenced the development of a toothbrush
  --------------
for the consumer market, originally called the LaserBrush(TM), that utilizes a monochromatic optical energy source embedded within a toothbrush in conjunction with a clear, non-abrasive, proprietary, tooth-whitening gel. The Company completed its design in 1998 and renamed the product LazerSmile(TM). The LazerSmile(TM), which utilizes the Company's patented and patent-pending technologies, is designed to bring into the consumer's home technology that utilizes optical energy to activate ingredients in its proprietary tooth-whitening gel, formulated by the Company, to clean and whiten teeth. The LazerSmile(TM), which is configured much like a conventional toothbrush, is smaller than conventional motorized tooth brushing instruments. During 1999, the Company intends to focus its marketing strategy for LazerSmile(TM) on utilization of experienced consumer marketing groups that specialize in the distribution of home consumer health products through such channels as television shopping networks, specialty catalogs and traditional consumer distribution channels.

  LaserSpray(TM).  LaserSpray(TM) is a stand-alone product that incorporates a
  --------------
patented technology to allow a dental or medical practitioner to deliver a coolant spray of air and water to tissue sites during surgical laser interventions. LaserSpray(TM) has the potential to be installed with most fiber-coupled lasers manufactured by other companies. The LaserSpray(TM) uses BioLase's proprietary TTCS(TM) which has applications for various medical and dental lasers. The Company believes that thermal effects resulting from high temperatures can be significantly reduced when the LaserSpray(TM) cooling system is used during application of laser-based energy. To date, the Company has not pursued marketing of the LaserSpray(TM) as available resources have been dedicated to the completion and marketing of its Millennium(TM) and LazerSmile(TM) products.

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

  Canal Finder System(TM).  Endodontic procedures (root canals) involve removing
  -----------------------
pulp and dentin material from the root of the tooth, typically by drilling through the crown of the tooth and inserting flexible micro-files in the tooth canal. The practitioner must file the inside cavity, with ever-increasing size instrumentation, to enlarge the canal and remove debris. Since most human tooth canals are highly curved and conventional files are flat and inflexible, they tend to remove excess dentin material from the inside of curves, while leaving the outside of curves unworked. In addition, conventional files tend to push debris deeper into the canal, rather than pulling out debris, which can lead to the growth of a cyst or granuloma.

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

  The CFS allows the dentist to stock fewer instruments, since the CFS can complete a given procedure using fewer files and can facilitate the filing of canals. The Company believes that CFS shapes and cleans root canals better than conventional techniques, thus reducing tooth trauma and providing a more successful root canal procedure with less risk of infection. The CFS, however, is not one of the primary pursuits of the Company.

  Other Endodontic Products.  The Company offers a variety of proprietary and
  -------------------------
non-proprietary endodontic products used by dentists and endodontic specialists. Proprietary products include an irrigation/washing device, reamers, filling compounds, an endodontic storage and sterilization system, and patented hand-held filing instruments. The Company also distributes a variety of non-proprietary products such as gutta percha and paper points to provide a full endodontic product line for its dental and endodontic customers. The Company has an ongoing development effort, and may develop additional products for which patents may be applied.


Acquisition of Laser Skin Toner, Inc.
-------------------------------------

  On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. As consideration for the assets acquired, the Company issued to LSTI an aggregate 1,600,000 shares of the Company's common stock, including 182,880 shares of common stock retained by the Company pending the achievement by the business of specified performance objectives. Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock to O'Donnell Eye Centers, Incorporated, a Missouri corporation, in consideration for the license of technology that is the subject of a pending patent application.

  A valuation of LSTI's in-process research and development effort as of the date of acquisition assigned a value of $5,134,920, the full amount of the consideration paid by the Company in its acquisition of LSTI's assets, to the in-process research and development. In accordance with Financial Accounting Standards Boards ("FASB") Interpretation No. 4, "Application of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", the $5,134,920 assigned to the in-process research and development effort, for which only the single use existed, was charged to expense on the date of the acquisition.

  The valuation process included, but was not limited to, an analysis of (i) the costs associated with completing the development of the LSTI technology;
(ii) the markets for products based on LSTI's technology; (iii) the cash flows attributable to the development of the LSTI technology and the products to be based on that technology; and (iv) the risks associated with realizing such cash flows. The forecasts used in valuing the in-process research and development were based on assumptions the Company believed at the time of the LSTI acquisition to be reasonable but which are inherently uncertain. For example, material cash flows were assumed to commence in 1999 and to be realized over a five-year period, based upon the assumed successful development of the LSTI technology and market acceptance of the products to be based on such technology.

  Subsequent to the acquisition of the LSTI assets, the Company decided to defer development of the LSTI technology in order to devote maximum resources to the marketing of its Millennium laser-based system. The Company is uncertain as to when development of the LSTI technology may resume. Accordingly, actual results may vary significantly from those utilized in the forecasts. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements for further information.


Manufacturing
-------------

  The Company, as a medical device manufacturer, is required by the FDA to comply with Good Manufacturing Practice ("GMP") regulations. As a result, the Company's manufacturing processes must meet certain standards regarding quality assurance and documentation. See " - Government Regulation".

  The Company fabricates certain proprietary components of its products and inspects, tests and packages all components prior to inclusion within a finished product or shipment as a replacement part. By designing and manufacturing key proprietary products, the Company believes it can better control quality, limit outside access to its proprietary technology, control costs and manage manufacturing process changes more efficiently and effectively.

  During assembly, appropriate steps are taken to maintain quality standardization. Prior to release, the Company's products are submitted to a formal factory acceptance test which must be passed prior to transfer as a finished product.

  The Company contracts with various non-affiliated companies to manufacture certain components according to the Company's specifications. Substantially all of the Company's products are manufactured in the United States. At present, all products manufactured by third parties are sent to the Company's headquarters in San Clemente, California for quality control, final assembly if necessary, and shipment to customers or distributors.

  The Company has identified alternate suppliers for most of its components. There are certain key components for which there is a single supplier. The Company is diligently searching for alternative sources for these components. A change in the suppliers of certain system components, however, would require new regulatory approvals and, in particular, could require an amendment to the "CE" mark granted to the Company pursuant to the European Community's Medical Device Directive, which would hamper the Company's ability to distribute its systems in the European countries requiring such an approval.

  Field service repairs in the United States are currently performed by the Company's direct employee technicians. International field repairs are performed by the corresponding distributor's service technicians who are technically trained by the Company in the servicing of its products. The Company also provides technical assistance and training seminars to its international distributor technicians on an as-needed basis.


Engineering and Development
---------------------------

  During the years ended December 31, 1998, 1997 and 1996, the Company expended approximately $1,825,000, $1,023,000 and $984,000, respectively, on engineering and development. Such expenditures were directed primarily to development of the Company's HydroKinetic(TM) technology and the design and development of the LazerSmile(TM) tooth whitening system.


Competition
-----------

  The medical and dental laser marketplaces are extremely competitive, with several wavelengths competing for acceptance and a number of manufacturers competing for sales to that segment of the healthcare community, which is positioned to purchase laser-based products.

  The Company's principal competitors within the dental field have included American Dental Technology, Inc., a manufacturer of an Nd:YAG laser system, Sunrise Technologies, Inc., a manufacturer of a series of Nd:YAG lasers and a holmium laser, and Luxar Corporation, the manufacturer of a line of CO2 lasers. Presently, the Company's primary competitors in the dental marketplace include Premier Laser Systems, Inc. ("Premier"), the only other company to date that has obtained FDA clearance to market a laser system for dental hard-tissue applications. Premier manufactures Er:YAG, Nd:YAG and distributes argon laser systems. Certain foreign competitors, including Continuum Biomedical (ConBio), a wholly owned subsidiary of Continuum Electro-Optics, Inc., KaVo, Inc. and Fotona, Inc., have developed Er:YAG laser systems and are marketing them in Europe and the Pacific Rim. ConBio has applied for FDA clearances to market its Er:YAG laser in the U.S. There may be additional companies seeking FDA clearance for dental hard tissue applications. Several companies, such as HGM, Inc. and LaserMed, Inc. manufacture argon laser systems typically used for specialized teeth-whitening applications and the curing of various bonding acrylics. The Company believes that its Er,Cr:YSGG HydroKinetic(TM) technology incorporated in its Millennium(TM) system has important advantages in comparison to the traditional laser technology employed by its competitors for hard-tissue applications, as evidenced by clinical studies indicating that there is no adverse thermal effect associated with the use of the HydroKinetic(TM) technology. The Company is not aware of any other medical or dental laser-based system that can both cut through bone, enamel and dentin as effectively as its Millennium(TM) system, and be used efficiently on as wide a range of applications. The Company believes that a wide range of applications is important to provide a sufficient cost justification to the practitioner to support the expenditure related to a purchase of capital equipment.

  Competition within the aesthetic surgery and oral/maxillofacial fields is intense and technological developments are expected to continue at a rapid pace. Several companies have received clearance from the FDA for various related cosmetic surgical applications for which BioLase intends to compete. The Company has FDA clearance to market its Er,Cr:YSGG system for a broad range of dermatological and general surgical soft tissue applications. The Company's primary competitors in this field include Coherent, Inc., ESC Medical Systems Ltd., ConBio and Aesculap-Meditec which manufacture a variety of CO2 and Er:YAG laser systems. The Company believes that its unique Er,Cr:YSGG system together with the air-water spray will provide an improved histological effect on tissue, such as reduced tissue trauma and faster healing. In addition, the Company believes that the variability offered by its Millennium(TM) system, by adjusting the amount of power and air and water used, provides a more versatile instrument to the practitioner for both hard and soft tissue applications. For example, a practitioner will have the ability to use HydroKinetic(TM) technology for certain cosmetic surgery procedures (e.g., bone, cartilage, and skin reshaping) or change the laser settings and the amount of air and water used during an application, thereby allowing the use of the conventional laser medium to remove the skin surface with less depth of radiation than that typically experienced when using laser systems with wavelengths that differ from that of the BioLase Er,CR:YSGG laser system.

  A number of the Company's competitors have substantially greater financial resources and engineering, development, manufacturing and marketing capabilities. The Company believes that its patent protection, and pending patent protection, should provide a competitive advantage to the Company over the next several years. However, there can be no assurance that technology superior to that of the Company will not be developed or that the Company's patent and patent-pending protection will be upheld or will prove to have commercial value. See " - Patents and Proprietary Technology".

  BioLase faces substantial competition in all markets which it seeks to distribute the Millennium(TM) system. Competition in these markets consists of numerous medical laser manufacturers promoting their respective lasers to users via trade show exhibitions, advertisements, product demonstrations, educational workshops, and sales representatives. In addition, the Company will compete against conventional non-laser surgical methodologies and devices such as high and low-speed drills, and air abrasion systems in the dental field and air abrasion, electrosurgery, scalpels, saws, drills and punches in the medical field. Some of these alternative and traditional methods have been proven and tested, require minimal special training for established practitioners, and generally require less capital investment than the Millennium(TM) system. However, the Company believes that users of conventional methods and traditional laser-based methods are continually evaluating new technologies that may provide improved and effective techniques to replace existing technologies. BioLase believes that the Er,Cr:YSGG HydroKinetic system represents a strong candidate to replace existing technologies in various markets.


Patents and Proprietary Technology
----------------------------------

  The Company has patented and patent-pending technology related to the Millennium(TM) system and its HydroKinetic(TM) technology. In April, 1998, the U.S. Patent and Trademark Office granted BioLase a patent (U.S. Patent No. 5,741,247) entitled "Atomized Fluid Particles for Electromagnetically Induced Cutting" with broad applicability in dentistry, medicine and various industrial applications. The proprietary technology encompassed within this patent serves as the foundation for BioLase's Er,Cr:YSGG Hydrokinetic(TM) platform.

  In June 1998, the U.S. Patent and Trademark Office granted BioLase a patent (U.S. Patent No. 5,762,501) entitled "Surgical and Dental Procedures using Laser Radiation" that provides the Company with broader claims related to its proprietary air and water cooling technology (TTCS(TM)), designed to cool the tissue receiving laser energy and adjacent tissue. This patent serves as a continuation of U.S. Patent No. 5,020,995 awarded the Company in June 1991.

  In July 1998, the Company was awarded a patent (U.S. Patent No. 5,785,521) entitled "Fluid Conditioning System". This proprietary fluid conditioning technology allows the practitioner to simultaneously apply medications, anesthesia, vitamins and flavored fluids during certain dental and medical procedures, thereby eliminating the need for separate, more cumbersome tools
while reducing operating time and the risk of infection.   The Company intends
to incorporate this technology into its FlavorFlow(TM) product that is under development.

  In 1994, the United States Patent Office granted the Company a patent covering a portable, hand-held laser tooth brushing instrument which was the predecessor to the LazerSmile tooth whitening system. Other patents included within the Company's domestic and foreign patent portfolios consist of awards issued and pending related to the Company's Er,Cr:YSGG HydroKinetic(TM) technology, its LaserSpray(TM), LazerSmile(TM) and FlavorFlow(TM) products, and other proprietary laser technology.

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


Marketing
---------

  The Company markets its Millennium(TM) system in the U.S. through a direct sales force and Sullivan-Schein, the largest domestic dental distributor. As of year-end 1998, the Company was in the process of significantly expanding its domestic sales force. Internationally, the Company sells its Millennium(TM) through distributors that are trained by the Company in the clinical and service aspects of the related technology.

  The Company currently distributes its laser-based products in the United States, Western Europe, Middle East and Far East and is actively working to expand its worldwide network through pursuance of qualified and proven distributors. The Company is presently developing aesthetic and dermatologic applications for its Er,Cr:YSGG HydroKinetic(TM) technology.

  The Company seeks third-party endorsements from respected practitioners, professional associations and universities. By working with selected entities to conduct testing and evaluation, the Company hopes to induce those entities to become influential independent supporters of the Company's products. Management believes that the perceived benefits of the Company's products to practitioners and patients will result in positive word-of-mouth publicity for the Company.

  The Company attends regional, national and international trade shows and sponsors seminars to promote its products. Health professionals often participate in seminars and in some regions are required to engage in continuing certified education regarding advancements in the dental and medical fields.
The Company's marketing strategy adopts the premise that establishing lasers and advanced technology as competitive marketing advantages for practitioners will be important in creating sales growth.

  It also adopts the premise that the consuming public will come to demand the use of laser-based and HydroKinetic(TM) technologies in medical and dental treatments. The Company accepts the evidence that the public is becoming increasingly aware of the benefits of lasers in dental, ENT, ophthalmological, dermatological, cosmetic and general surgical applications and that the consuming public will be a key factor in increasing demand for laser and HydroKinetic(TM) technologies within the medical and dental professions.

  The Company is in the process of marketing of its LazerSmile(TM) tooth whitening system. Distribution of the LazerSmile(TM) will include marketing through the use of established companies that are experienced in mass market penetration using television and catalogs.

Customers
---------

  The Company's customers include dentists, distributors, medical doctors and hospitals. With the introduction of the Company's LazerSmile(TM) tooth whitening system, the Company's customer base is expected to extend to consumers as well. During fiscal 1998, two distributors, Sweden & Martina, the Company's Italian distributor, and Ash Temple, the Company's Canadian distributor, accounted for approximately 20% and 11%, respectively, of the Company's sales. During fiscal 1997, Orbis High Tech Dental, the Company's German distributor, accounted for approximately 67% of the Company's sales. The Company's previous German distributor, Dental-Fachhandel, accounted for approximately 20% of the Company's sales in 1996. No other customers accounted for more than 10% of the Company's sales in 1998, 1997 or 1996.

  The Company has various distribution agreements requiring minimum purchase commitments by certain distributors of its Millennium(TM) system. The amount of unfilled orders on hand at December 31, 1998 was not significant. The Company maintains adequate inventories to supply current orders for its products, and no significant amount of backlog exists for such products.


Government Regulation
---------------------

  The Company's products are subject to significant government regulation in the United States and other countries. To clinically test, manufacture and market products for human diagnostic and therapeutic use, the Company must comply with mandatory regulations and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant additional clearance for the sale of the Company's products for routine clinical applications, that the length of time the process will require will not be extensive, or that the cost of the process will not be substantial.

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

  In October 1998, the Company received its long-awaited FDA clearance to market the Millennium(TM) system, which incorporates the Company's proprietary Er,Cr:YSGG HydroKinetic(TM) technology, for certain dental hard tissue applications. The hard tissue clearance allowed the Company to commence sales and marketing domestically of its Millennium(TM) system for hard tissue applications during the fourth quarter of 1998. In July 1997, the Company received FDA clearance to market a laser system, incorporating the Company's Er,Cr:YSGG HydroKinetic(TM) technology, for a broad range of dermatological and general surgical soft tissue applications.

  The Company also received clearance from the FDA for its LaserSpray(TM) tissue cooling system in 1995.

  The Company expects to pursue clearances to market its Er,Cr:YSGG HydroKinetic(TM) systems for other medical applications. The Company completed clinical studies in the U.S. related to certain hard tissue dental applications of its HydroKinetic(TM) technology that are on file with the FDA in connection with the Company's submission of its 510(k) application. Such data was the basis for the Company's successful clearance to market such technology in the U.S. for certain dental hard tissue applications.

  During 1996, the Company obtained clearance to market its Millennium(TM) system in Germany for various dental applications based upon clinical studies in Germany for both soft and hard tissue applications.

  The FDA also imposes various requirements on manufacturers and sellers of products it regulates under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. The FDA also may require post-marketing practices, record keeping and reporting requirements.

  There can be no assurance that additional approvals from the FDA will be granted, that the process to obtain such approvals will not be expensive or lengthy, or that the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such additional approvals, could prevent the Company from commercializing its products as anticipated and could have a materially adverse effect on the financial condition, results of operations, cash flows and prospects of the Company.

The following table sets forth the status of FDA clearance of the Company's principal products:


--------------------------------------------------------------------------------------------------------------
Product                       Market                       Date Cleared                  Status
Millennium(TM)     Dental                                 October 8, 1998        Cleared To Market
DermaLase(TM)      Dermatology, General Surgery           July 18, 1997          Cleared To Market
LazerSmile(TM)     Tooth Whitening                        N/A                    Clearance Not Required
CanalFinder(TM)    Endodontic Instrumentation             N/A                    Clearance Not Required
FlavorFlow(TM)     Dental Fluid Conditioning              N/A                    Application Not Yet Submitted
--------------------------------------------------------------------------------------------------------------

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

  The Millennium(TM) system has been granted the "CE" mark evidencing compliance with quality, safety and performance requirements mandated by the Medical Device Directive adopted by the European Community. The Medical Device Directive is the latest standard of medical device safety and performance which has been adopted by the fourteen member states of the European Community and requires that all medical device products be compliant to be eligible for marketing within the member states.

  The Millennium(TM) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CSA mark allows the Company to import and market its Millennium(TM) system in Canada.

  The Company has not filed applications for regulatory approval with the Japanese Ministry of Health and Welfare for any of its products, but is developing clinical data in preparation for said application for the Millennium(TM) system.

  The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company's ability to develop and market its products. There can be no assurances that the Company's existing products will meet any future legislative acts or requirements.

Employees
---------

     As of March 31, 1999, the Company employed 61 people on a full-time basis, consisting of 36 people in engineering/development/manufacturing, 8 in administration and 17 in sales/customer service. The Company's employees are not represented by a labor union, and it has experienced no work stoppage. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

     The Company's principal offices are at 981 Calle Amanecer, San Clemente, California where the Company leases approximately 23,000 square feet pursuant to a lease expiring in September 2000. In February 1999, the Company closed its Clayton, Missouri sales office and moved its operations to the Company's principal offices. The Company believes that its facilities are sufficient for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     On August 8, 1997, the Company filed a Complaint, which was subsequently amended, in the United States District Court for the Central District of California, Western Division, in an action entitled BioLase Technology, Inc. v.
                                                    ---------------------------
Rudolf Schneider.  In this action, the Company is seeking to recover from Rudolf
----------------
Schneider ("Schneider"), a former distributor, (i) lost profits attributable to the former distributor's failure to perform its obligations, particularly its commitment to purchase minimum quantities of products, pursuant to the distribution agreement between the Company and this distributor and (ii) $96,000 in amounts owned to the Company by this former distributor for goods sold and delivered and services performed by the Company. On March 6, 1998, Schneider answered the complaint denying liability and filed counterclaims against the Company. Mr. Schneider's counterclaims seek unspecified actual and punitive damages for alleged fraud, breach of contract and breach of warranty associated with the transactions on which the Complaint is based. Concerning the distribution agreement, Schneider seeks damages arising from the Company's alleged failure to disclose that the value of his distributorship had been impaired by the Company's alleged previous practice of selling allegedly defective product in the relevant territory. Concerning the goods and services, Schneider admits receipt of the relevant goods but contends they were defective and nonconforming. The Company intends both to pursue its claims and to defend against the counter claim vigorously. Discovery has commenced, and a trial date has been set for October 1999.

     On April 26, 1995, the Company was named as an additional defendant in Hazel Lafern Moore v. David A. Pyner, D.D.S., Florida Dental Team, P.A.,
-------------------------------------------------------------------------
Princeton Medical Management Southeast, Inc. and Laser Endo Technic, Inc.
-------------------------------------------------------------------------
initially filed in the 17th Judicial Circuit in and for Broward County, Florida on April 21, 1994. The plaintiff alleges that she underwent laser dental surgery with a laser allegedly produced by the Company and seeks unspecified damages from the Company in excess of $15,000 on theories of product liability, based on allegations that the laser was defective by reason of design, manufacture and lack of product warnings. The Company answered the complaint, denying the majority of the plaintiff's material factual allegations and asserting various affirmative defenses. In January 1999, the Company settled this litigation by payment of $25,000 to the plaintiff, of which $20,000 was provided by the Company's insurance carrier.

     Trans Leasing International v. Elie M. Makhoul v. Laser Endo Technic
     --------------------------------------------------------------------
Corporation, was filed July 6, 1994 in the Circuit Court of Cook County,
-----------
Illinois, Municipal Department, First District. This action involves a third-party claim against the Company in a suit in which a dentist, who was the lessee of a dental laser system manufactured by the Company, had been sued for breach of the equipment lease by the financing institution that was the lessor. Plaintiff's theories include common law fraud, violation of the Consumer Fraud And Deceptive Business Practices Act, and intentional and negligent misrepresentations. The third party claim against the Company in this action is for $78,408 in compensatory damage, $15,000 in lost profits, $50,000 in punitive damages, and attorney's fees and related costs. The Company intends to defend against the claims vigorously. The case has been inactive since the third party plaintiff filed for protection under the U.S. Bankruptcy Law on July 10, 1995, a filing that was dismissed during 1997.

     The Company does not believe that these lawsuits or any other lawsuits to which it is a party will have a material adverse effect on the Company's financial condition, results of operations, cash flows or prospects.

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

                                             High         Low
                                           --------     --------
                1998
                ----
                1st Quarter                 3  5/8       2  7/16
                2nd Quarter                 4  3/8       2 13/16
                3rd Quarter                 4            2 13/16
                4th Quarter                 3  3/4       1  3/4

                1997
                ----
                1st Quarter                 4  9/16      3
                2nd Quarter                 6  1/4       2  1/2
                3rd Quarter                 4  5/8       2 15/16
                4th Quarter                 4  3/4       2 13/16

     On December 1, 1998, the Company issued to GEM Holdings Corp. ("GEM") 18,300 shares of Common Stock, par value $.001 per share, and common stock purchase warrants expiring December 1, 2001 (the "GEM Warrants") entitling the holder to purchase up to 25,000 shares of Common Stock at an exercise price of $5.00 per share. The securities were issued to GEM in consideration for GEM continuing to provide a guaranty of a $2,500,000 credit facility that the Company on December 1, 1998 renewed for six months through June 1, 1999. No underwriters were involved in the transaction.

     The issuance of the securities to GEM was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. GEM represented to the Company that it is an accredited investor as defined in Rule 501 promulgated pursuant to the Securities Act and agreed that it would offer or resell the securities issued only if they were registered under the Securities Act or an exemption from such registration is available, in which case the Company, if it so requests, shall have received an opinion of counsel to GEM, in form and substance reasonably satisfactory to the Company, to that effect. GEM also agreed that the Company shall not permit the transfer of such securities unless such registration has been effected or such an exemption is available. The Company has issued "stop transfer" instructions to the transfer agent of its Common Stock with respect to the shares of Common Stock issued to GEM and acts itself as the transfer agent for the GEM Warrants. The certificates representing the securities issued to GEM have had legends endorsed thereon reflecting the restrictions on transferability described above.

     The Company has not paid any cash dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business.

     As of March 31, 1999, the total number of record holders of the Company's common stock was 413.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the five years ended December 31, 1998, 1997, 1996, 1995 and 1994. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

                                                 Year Ended December 31,
                                                 -----------------------
                                     1998       1997       1996       1995       1994
                                   --------   --------   --------   --------   --------
                                           (in thousands, except per share data)
                                           -------------------------------------
Consolidated Statements of
  Operations Data:
Sales                              $  1,465   $ 1,786    $   692    $ 1,152    $ 1,136
Gross profit (loss)                $     47   $   259    $   133    $   311    $   (57)
Operating expenses                 $ 10,369   $ 3,258    $ 2,622    $ 2,356    $ 3,918
Loss from operations (1)           $(10,322)  $(2,999)   $(2,489)   $(2,045)   $(3,975)
Loss before extraordinary item     $(10,346)  $(2,824)   $(2,463)   $(2,024)   $(3,472)
Net loss                           $(10,346)  $(2,824)   $(2,463)   $(2,024)   $(3,050)

Basic loss per share:
  Loss before extraordinary item   $  (0.69)  $ (0.21)   $ (0.21)   $ (0.21)   $ (0.45)
  Extraordinary gain               $      -   $     -    $     -    $     -    $  0.05
  Net loss                         $  (0.69)  $ (0.21)   $ (0.21)   $ (0.21)   $ (0.40)

Shares used in computation of
  basic loss per share (2)           15,062    13,385     11,532      9,851      7,671

                                                       December 31,
                                                       ------------
                                     1998       1997       1996       1995       1994
                                   --------   --------   --------   --------   --------
                                                      (in thousands)
                                                      --------------
Consolidated Balance Sheet Data:
Working capital (3)                $     89   $ 1,719    $ 3,670    $ 1,524    $ 1,170
Total assets                       $  3,911   $ 3,396    $ 4,689    $ 2,512    $ 2,427
Long-term liabilities              $      -   $     -    $     -    $     -    $    22
Stockholders' equity (4)           $    662   $ 2,095    $ 3,914    $ 1,844    $ 1,684

(1) 1998 operating expenses include a $5,134,920 write-off of in-process research and development costs related to the purchase of Laser Skin Toner, Inc. assets in July 1998.

(2) The basis for determining the number of shares used in computing basic loss per share is described in Note 1 to Consolidated Financial Statements.

(3) During the first quarter of 1999, the Company received net proceeds of approximately $2,758,000 in connection with a private placement of its securities. All of the net proceeds have been applied in a manner that increases working capital.

(4)  The Company has never declared or paid dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - 1998 as Compared to 1997

     Sales for 1998 were $1,465,000, compared to $1,786,000 reported in 1997. The decrease in sales reflects primarily a decrease in shipments of the Company's laser-based HydroKinetic(TM) systems during the first nine months of 1998 due principally to a reduction in the Company's export sales during 1998, down approximately $709,000 from those reported in 1997. The reduction in export sales was due primarily to a decrease in sales to the Company's German distributor which had been the most significant customer for Millennium(TM) systems in 1997. The German distributor requested a deferral of Millennium(TM) systems pending a partial redesign of the hand piece to address more effectively the requirements of the German market. The decrease was partially offset by an increase in sales during 1998 of $455,000 in aggregate to the Company's new Italian and Canadian distributors. The Company expects that completion of the hand piece redesign effort and the successful testing of the redesigned hand piece will result in a resumption of sales to the German market and further increase sales to other countries within the European community.

     The United States Food and Drug Administration ("FDA") in October 1998 granted clearance to the Company to market the Millennium(TM) system in the United States for certain dental hard tissue applications. The FDA had previously granted clearance for the marketing of Millennium(TM) for certain soft tissue applications. The October 1998 action by the FDA has permitted the Company to commence active marketing of the Millennium(TM) system in the United States. Sales for December 1998 were $777,000, attributable primarily to sales of Millennium(TM) systems. This represents a dramatic increase over sales for October and November, bringing total 1998 fourth quarter sales to $879,000. Increased sales during December 1998 are attributable to initial domestic market acceptance of the Millennium(TM), more aggressive marketing through the Company's expanded domestic sales force and the addition of new international distributors. The Company expects that this level of increased sales will continue into 1999. Commencing June 1997, sales of Millennium(TM) systems replaced sales of an earlier generation of laser system which had been phased out by early 1997 and are currently not being sold or marketed by the Company.

     In August 1998, the Company introduced its first consumer product, the LazerSmile(TM) Tooth Whitening System, which utilizes a monochromatic optical energy light source embedded within a toothbrush in conjunction with a clear, non-abrasive tooth whitening gel. The Company recognized a nominal amount of revenue from LazerSmile(TM) test marketing in 1998. The Company is attempting to establish marketing and distribution alliances with third parties to effect the distribution of LazerSmile(TM). These alliances could include arrangements involving television shopping channels, specialty catalogs and traditional distribution arrangements. No assurances can be given that the Company will be successful in establishing these alliances or that, if they are established, they will result in the successful commercialization of LazerSmile(TM).

     Gross profits were $47,000, or 3% of net sales, in 1998, compared to $259,000, or 15% of net sales, in 1997. The Company's laser division reported a gross loss of $86,000 on net sales of $1,202,000 in 1998, compared to a gross profit of $79,000 on net sales of $1,398,000 in 1997. The decrease in gross profits in 1998 was due principally to production inefficiencies brought about by the delay in receipt of the anticipated FDA hard tissue clearance coupled with ongoing product development. Gross profit margins attributable to the Millennium(TM) were still below desired levels in 1998 and remain below desired levels into 1999.

The Company expects to realize improved margins on its Millennium(TM) sales during 1999 through improved production layouts, other production efficiencies and lower cost of materials. Gross profit in 1997 was adversely affected by a $164,000 increase in the inventory reserve related to the termination of the active marketing of the Company's prior generation of laser-based systems. The Company's endodontic division reported gross profits in 1998 of $133,000, compared to $180,000 in 1997.

     Operating expenses, net of write off of purchased research and development costs, increased $1,976,000, or 61%, to $5,234,000 in 1998, compared to
$3,258,000 in 1997. Sales and marketing expenses increased $674,000, to $1,629,000 in 1998, compared to $955,000 reported in 1997. The increase was due mainly to greater participation by the Company at various dermatological and dental trade shows, payroll and other costs associated with the Company's establishment of a domestic sales force, its continued pursuit of qualified international distributors, and the initial sales efforts associated with the introduction of LazerSmile(TM). General and administrative expenses increased $500,000, to $1,780,000 in 1998, compared to $1,280,000 reported in 1997. This change was primarily a result of increased expenses associated with advertising and promotion of the Company through various publications and investor forums, public relation announcements associated with the Company's products and regulatory clearances, and increases in employee related expenses associated with increased staffing and additions to management. Engineering and development expenses reported in 1998 were $1,825,000, compared to $1,023,000 reported in 1997. The increase relates principally to costs associated with the 1998 redesign of the Millennium(TM) hand piece, enhancements to the existing Millennium(TM) configuration and the finalization of the design of LazerSmile(TM) in anticipation of its product launch.

     In connection with the acquisition of Laser Skin Toner Inc.("LSTI"), the Company allocated the $5,135,000 price to incomplete research and development. This allocation represents the estimated fair value based on future cash flows. The Company's management is responsible for estimating the fair value of the purchased in-process research and development ("IPR&D"). The value ascribed to IPR&D reflects the asset's completion percentage of approximately 50%. At the acquisition date, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established. In the case of LSTI, this included the development, prototyping, and testing activities associated with the creation of a proprietary laser-based skin resurfacing system, a new laser system for the field of aesthetic skin rejuvenation. Valuation of development efforts in the future has been excluded from the research and development appraisal.

     The nature of the efforts to develop the acquired in-process technology into a technologically and commercially viable product relate to the completion of all planning, designing, prototyping, and FDA approval activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements. The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

     Revenue growth rates for LSTI were estimated based on a detailed forecast prepared by management of the Company and LSTI. Revenue growth rates beyond 2001 were based on industry growth expectations. Allocation of total LSTI projected revenues to IPR&D was based on an analysis by the management of the Company and LSTI. The preponderance of future revenue associated with the LSTI technology is expected to originate from the sale of products that are not yet completed. Selling, general and administrative expenses and profitability estimates were determined based on management forecasts as well as an analysis of comparable companies' margin expectations.

     The projections utilized in the transaction pricing and purchase price allocation analysis exclude the potential synergistic benefits related specifically to the Company's ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for LSTI was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 50% was used to discount anticipated cash flows from the in-process product. This discount rate is commensurate with LSTI's market position and the uncertainties related to the economic estimates described above, the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and technological advances that could render even LSTI's development stage technologies obsolete.

     The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary significantly from projected results.

     The Company believes that substantial progress had been made through the date of acquisition in the design and development of the laser receptacle, fiber and jacket, fiber proximal end, hand piece, wand, pneumatic control system and distal ends for certain applications. At that date, additional efforts were required to refine these elements of the laser system, complete the design and development of other elements of the laser system, produce and test prototype laser systems, engage in clinical trials, and apply for and obtain regulatory clearances. The Company recognizes that at any stage in this process it might encounter technical obstacles to the utilization of the LSTI technology for skin resurfacing which, if not surmounted, could cause the termination and abandonment of the development effort, since no alternative use for the technology exists. In addition, there is no assurance that any product successfully developed on the basis of the LSTI technology would receive market acceptance. The Company estimates that the additional research and development effort required to complete the development project would cost approximately $2,000,000 and would take approximately nine months of concentrated effort.

     At the time of acquisition, the Company intended to proceed with those additional research and development efforts promptly and to fund the costs from working capital. In anticipation of and then in response to the clearance it received in October 1998 from the FDA to market its Millennium(TM) tissue cutting system for dental hard tissue applications, the Company shortly after acquiring the LSTI technology decided to focus its limited resources on the marketing of its Millennium(TM) system, including a build-up of inventory and expansion of sales staff. As a result, the additional research and development that will be required in an effort to complete and commercialize the LSTI technology has been largely deferred until Company resources permit resumption of the research and development efforts. Limited clinical trials of the developmental technology have continued, and the results of those clinical trials are being analyzed and evaluated by the Company and will be utilized to define the additional research and development activities. The Company does recognize that any advantage that the LSTI technology could have afforded the Company may be dissipated by delaying efforts to commercialize that technology, as competing technologies may be developed and receive market acceptance.

     The Company has not significantly changed its estimates regarding the time and resources required to complete the development of the LSTI technology. If the development of the LSTI technology is unsuccessful, the sales and profitability of the Company may be adversely affected in future periods. Commercial results are also subject to uncertain market events and risks which are beyond the Company's control, such as trends in technology, changes in government regulation, market size and growth, and product introductions or other actions by competitors.

     Interest income decreased $126,000, to $58,000 in 1998, compared to $184,000 in 1997. This decrease reflects lower 1998 average balances of cash, cash equivalents and interest-bearing marketable securities. Interest expense increased $73,000, to $82,000 in 1998, compared to $9,000 in 1997, due to the existence of borrowings under a line of credit during the entire 1998 period as compared to only one month during 1997.


Results of Operations - 1997 as Compared to 1996

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

     In July 1997, the Company received clearance from the FDA to market in the United States a laser-based surgical tissue cutting system that utilizes a variation of the Millennium(TM) technology for a broad range of dermatological and general surgical soft tissue applications. In response to this clearance, the Company intends to introduce to the domestic market a laser-based system in a configuration that is designed for lower power settings than those of the Millennium(TM) system. The Company is presently developing its marketing plan for such a system and expects it to begin to contribute to sales late in 1999.

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

     Operating expenses increased $636,000, or 24%, to $3,258,000 in 1997, compared to $2,622,000 in 1996. Sales and marketing expenses increased $336,000, to $955,000 in 1997, compared to $619,000 reported in 1996. The increase was due mainly to greater participation by the Company at various dermatological and dental trade shows, payroll and other costs associated with the Company's establishment of a domestic sales force and its continued pursuit of qualified international distributors. General and administrative expenses increased $262,000, to $1,280,000 in 1997, compared to $1,018,000 reported in 1996. This change was due principally to increases in: (i) a charge of $123,000 related to common stock issued in connection with the Company obtaining a $2,500,000 credit facility for the financing of inventories, (ii) costs related to domestic and foreign patents and patent applications, (iii) legal costs related primarily to regulatory, contractual and international matters,
(iv) public relations costs incurred by promotion of the Company through various publications and investor forums, and (v) a $96,000 increase in the provision for bad debt as a result of a bank claiming technical defects in documentation and thereby refusing to honor a letter of credit for goods shipped to a foreign customer. The Company has recently filed a complaint against the foreign customer in the United States District Court for various claims including collection of the $96,000 debt. Engineering and development expenses reported in 1997 were $1,023,000, compared to $984,000 reported in 1996. The moderate increase in these expenses related primarily to costs incurred with respect to clinical studies utilizing the Company's HydroKinetic(TM) technology in its effort to obtain clearance by the FDA to market the Millennium(TM) system for certain dental hard tissue applications and final development costs related to the Company's LazerSmile(TM). These 1997 year costs were partially offset by a reduction in 1997 project design costs related to the Millennium(TM) system as the present version was placed into production during the second quarter of 1997.

     Interest income increased $154,000, to $184,000 in 1997, compared to $30,000 in 1996. This increase was due to higher levels of United States Treasury Notes held during 1997.


FINANCIAL CONDITION

     The Company's working capital requirements have been financed over the past several years through the private placement of the Company's equity securities. Such placements generated net proceeds of $3,593,000, $720,000 and $4,400,000 during 1998, 1997 and 1996, respectively. In March 1999, the Company raised approximately $2,758,000 of net proceeds through a private placement of equity securities. In addition, the Company financed its 1998 inventory build-up through a $1,404,000 increase in the amount drawn under a short-term line of credit.

     The aggregate of cash and cash equivalents and marketable securities decreased $165,000 during 1998. Operating activities in 1998 utilized $4,849,000 of cash. Investing activities in 1998, not including the liquidation of marketable securities, utilized $371,000 of cash, while 1998 financing activities provided $5,055,000 of cash.

     Accounts receivable decreased $496,000 during 1998. The decrease is attributable primarily to the payment during 1998 of $884,000 by the German distributor of Millennium(TM) for sales made during 1997. The effect of this payment was partially offset by accounts receivable in 1998 relating to sales aggregating $777,000 made during December 1998.

     Inventories increased $971,000 from 1997 to 1998, reflecting the Company's decision to continue to build subassemblies for its Millennium(TM) system while awaiting completion of the redesign of the Millennium(TM) hand piece and clearance from the FDA to market Millennium(TM) in the United States for dental hard tissue applications. There was also a build-up of inventory in connection with the product launch of LazerSmile(TM). The Company believes that through 1998 its operations involved primarily research and development while awaiting key regulatory clearances and that accordingly its operations did not reflect normal business cycles, so that information about inventory turns would not be meaningful. The Company believes that such information should become meaningful once a pattern of deliveries of Millennium(TM) systems has been established. The Company's inventory reserve decreased by $393,000 during 1998, as the Company wrote-off its Nylad(TM) and Laser 35(TM) laser based systems, which are no longer being marketed or sold by the Company.

     Liability under a line of credit established in December 1997 to finance inventory increased $1,404,000 from 1997 to 1998. This increase is associated with the build-up of inventory required to support the Company's current sales level. The Company has extended this line of credit through June 1, 1999 and has the option to extend it for an additional six month period.

     The aggregate of accounts payable and accrued liabilities increased $546,000 from December 31, 1997 to December 31, 1998. This increase is attributable to increased purchases of materials late in 1998 in connection with an effort to increase Millennium(TM) production to 25 systems per month, as well as the Company's conservation of cash resources.

     Capital expenditures during 1998 totaled $300,000 primarily related to the purchase of plastic injection molds for the production of the LazerSmile(TM). Patents, trademarks and licenses in 1998 increased $71,000 from 1997 principally as a result of the Company pursuing patent and trademark protection for its proprietary technology, names and symbols.

     Stockholders' equity at December 31, 1998 was $662,000, compared to $2,095,000 at December 31, 1997. In May 1998, the Company completed a private placement of 1,320,000 shares of common stock for net proceeds of $3,593,000.
In July 1998, the Company completed the acquisition of the assets of LSTI by issuing 1,467,000 shares of common stock, net of 183,000 held in escrow, valued at $5,135,000. These increases in stockholders' equity were offset by the current year loss of $10,346,000, which included a $5,135,000 write-off of purchased in-process research and development costs for which no alternative use existed.


LIQUIDITY AND CAPITAL RESOURCES

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and cost containment. The Company's business now focuses and is expected to continue to focus on the manufacturing and marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millennium(TM); a new, reduced-power variation of the Millennium(TM) which is being configured for applications in dermatology and general soft-tissue surgery; and its recently-released consumer tooth-whitening system, the LazerSmile(TM) toothbrush.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants, though the Company has experienced increased sales of its Millennium(TM) system during December 1998 and the first quarter of 1999. During the three years ended December 31, 1998, the Company raised approximately $8,713,000 of equity funds in this manner.

     Management believes that the Company will require significant resources in 1999, principally to fund the Company's working capital needs to support the production and marketing of the Company's laser-based products for various dental and medical applications, efforts directed towards further extensions and refinements of existing products, and continuing research and development activities. The Company expects to generate the necessary resources for its 1999 business plan through a combination of the contribution from the sales of its products, the sale of equity securities in a private placement, and debt financing. No assurances can be given, however, that the Company will be able to obtain such additional resources.

     If the Company is unsuccessful in generating anticipated resources from one or more of the anticipated sources and is unable to replace any shortfall with resources from another source, the Company may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, and otherwise scaling back operations. If the Company were unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statements have been prepared under the assumption of a going concern. Failure to generate required resources and to achieve sustained profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately on its ability to continue as a going concern.

     In March, 1999, the Company completed a private placement in which it issued 1,116,000 shares of its common stock, 550,000 redeemable warrants to purchase common stock at an exercise price of $3.50 per share and 99,000 redeemable warrants to purchase common stock at an exercise price of $2.75 per share. The warrants expire March 31, 2001 and allow for the Company to call the warrants, with not less than 30 days written notice, at a redemption price of $.01 each, provided that the average between the high and low prices at which the shares of common stock trade in the principal market in which they then trade exceeds 142% of the exercise price for ten consecutive trading days preceding the date of such call. Gross proceeds received from the private placement were $3,025,000. Net proceeds, after placement agent cash commissions and expenses of $242,000 and estimated expenses incurred by the Company of $35,000, were approximately $2,758,000.

     At December 31, 1998, the Company had $1,705,000 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At December 31, 1998, the weighted average interest rate on the outstanding balance was 5.97%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. Effective December 1, 1998, the Company exercised its right to extend the credit agreement for an additional six months by issuing 18,300 shares of common stock and warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $5.00 per share. The value of the shares and warrants so issued was $61,000 which was recorded as expense in 1998. The current revolving credit agreement expires on June 1, 1999, and the Company has one six-month renewal option remaining. The Company expects that it will exercise its option to extend the line of credit through December 1, 1999. The Company will be required, however, to pay off or refinance this line of credit by December 1, 1999. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     The Company is presently continuing its analysis of its computer software and hardware requirements, including non-information technology systems, and anticipates capital expenditures to increase significantly during 1999 in connection with the acquisition of such software and hardware. Included among the software to be purchased would be a new accounting system. That system, unlike the present system, would be Year 2000 compliant. The Company's present software and hardware is personal computer based and is unaltered from its original purchased state except for those upgrades offered by the suppliers of such software. The Company has received assurances from the suppliers of the software it employs, other than the accounting system software, that such software is Year 2000 compliant. The Company intends to obtain certification that any computer software and hardware purchased in 1999 is Year 2000 compliant. The Company does not believe that its insistence upon Year 2000 compliant hardware or software will materially increase the cost of any hardware or software acquired. Should the Company be unable to obtain Year 2000 compliant software or hardware, the worst case scenario would require the Company to transition to a manual financial reporting and information gathering system.

     The Year 2000 problem arises out of the convention by which years have been represented in computer programs by a two digit number representing the final two digits in the year's designation and concern that time sensitive components could fail or provide erroneous output if they do not correctly recognize years beginning with 20 rather than 19.

     The Company currently has limited information regarding the Year 2000 compliance status of its principal suppliers of goods and services and of its principal customers. The Company has initiated formal communications with all such suppliers and customers with respect to the status of such persons' computer systems in terms of Year 2000 compliance. If any principal customers lack systems that are Year 2000 compliant or programs that provide reasonable assurance that such systems will be Year 2000 compliant well before the end of 1999, the Company will attempt to establish communications channels with such customers that bypass the non-compliant computer systems. If any principal suppliers lack systems that are Year 2000 compliant or programs that provide reasonable assurance that such systems will be Year 2000 compliant well before the end of 1999, the Company will attempt to identify and establish relations with alternate suppliers who have Year 2000 compliant systems. There is a single source supplier of optic fiber for the Millennium(TM) which could not be easily replaced if it has non-compliant systems, and in the event such supplier had a non-compliant system, the Company would attempt to establish communications channels with such supplier that bypass the supplier's non-compliant computer system. There can be no assurance however that the

Company would be successful in locating new suppliers and an inability to do so could create difficulties in the Company obtaining certain components used in its manufacturing process. The Company believes that the costs associated with monitoring Year 2000 compliance by suppliers and customers and dealing with any non-compliance will not be material. The failure of the Company or any of its principal suppliers and customers to become Year 2000 compliant in a timely manner and the failure to establish alternate communications channels could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.


New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. SFAS No. 130 does not affect current principles of measurement of revenues and expenses and accordingly the adoption of SFAS No. 130 will not have any effect on the Company's results of operations or financial position.

     Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard became effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and becomes effective for the Company for the first quarter of 2000. The Company does not currently engage in any program of hedging and consequently the Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial position, cash flows, or results of operations.


Impact of Changing Prices on Sales and Income

     The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the inflation rate has been relatively low. Nonetheless, the Company has continued to experience increases in the cost of labor and some materials, in the face of requests for price reductions from customers. Due to competitive forces in 1998, the Company was not able to raise prices to its customers to pass along the cost increases experienced. The Company, however, shall continue to pursue price reductions from its materials vendors in an attempt to improve or maintain margins.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not currently hold any market risk sensitive instruments for trading or other purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, along with the notes thereto, and the Report Of Independent Accountants thereon, required to be filed in response to this Item 8, begin at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held May 25, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held May 25, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held May 25, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held May 25, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

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

     3.   Articles of Incorporation and Bylaws

          3.1    Restated Certificate of Incorporation, as Amended. (2)
          3.2    Amended and Restated Bylaws. (3)

     4.   Instruments Defining the Rights of Holders, Including Indentures

          4.3 Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BioLase Technology, Inc. (5)
          4.4    Form of Participant Stock Purchase Warrant Certificate. (6)
          4.5    Form of Agent Stock Purchase Warrant Certificate. (6)
          4.6 Rights Agreement dated as of December 31, 1998 between the Company and U.S. Stock Transfer Corporation. (7)

     10.  Material Contracts

          10.1 Premises Lease for 981 Calle Amanecer, San Clemente, California. (1)
          10.2   1990 Stock Option Plan. (1)
          10.9   1992 Stock Option Plan. (1)
          10.18  Amended and Restated 1993 Stock Option Plan. (3)
          10.18a First Amendment to Amended and Restated 1993 Stock Option Plan.
                 (4)
          10.19  Amended and Restated 1993 Stock Compensation Plan. (2)
          10.20 Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)
          10.26* Distribution Agreement between the Company and Orbis High Tech
                 Dental GmbH. (6)
          10.27* Distribution Agreement between the Company and Henry Schein,
                 Inc.
          10.28 Amended and Restated Employment Agreement, dated December 18, 1998, by and between the Company and Jeffrey W. Jones. (8)
          10.29 Offer of Employment, dated January 8, 1999, from the Company to Keith G. Bateman. (8)
          10.30* Distribution Agreement between the Company and Sweden & Martina
                 SpA.

     21.  Subsidiaries (1)

     23.  Consents of Experts and Counsel

     27.  Financial Data Schedule (electronic filing only)

____________

      * Portions of these Agreements have been omitted pursuant to a confidentiality request filed with the Securities and Exchange Commission.

     (1) Filed with the Company's Registration Statement on Form S-1 dated October 9, 1992 and incorporated by reference.
     (2) Filed with the Company's 1993 Annual Report on Form 10-K dated April 14, 1994 and incorporated by reference.
     (3) Filed with the Company's 1995 Second Quarter Report on Form 10-QSB dated September 15, 1995 and incorporated by reference.
     (4) Filed with the Company's 1995 Annual Report on Form 10-KSB dated May 6, 1996 and incorporated by reference.
     (5) Filed with the Company's 1996 Third Quarter Report on Form 10-QSB dated November 19, 1996 and incorporated by reference.
     (6) Filed with the Company's 1996 Annual Report on Form 10-KSB dated April 11, 1997 and incorporated by reference.
     (7) Filed with the Company's Registration Statement on Form 8A dated December 29, 1998 and incorporated by reference.
     (8) Filed with Amendment No. 1 to the Company's Registration Statement on Form S-3 dated February 12, 1999 and incorporated by reference.

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 15, 1999                       BIOLASE TECHNOLOGY, INC.
                                            a Delaware corporation

                                            /s/ Jeffrey W. Jones
                                            -----------------------------
                                            Jeffrey W. Jones
                                            President, Chief Executive Officer,
                                            and Director


   Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1999.

Signatures                                        Title
----------                                        -----
Principal Executive Officer:

/s/ Jeffrey W. Jones                              President, Chief Executive Officer,
-------------------------                         and Director
(Jeffrey W. Jones)

Principal Financial and Accounting Officer:

/s/ Stephen R. Tartamella                         Vice President, Chief Financial Officer,
-------------------------                         and Secretary
(Stephen R. Tartamella)

/s/ Federico Pignatelli                           Director and Chairman of the Board
-------------------------
(Federico Pignatelli)

/s/ George V. d'Arbeloff                          Director
-------------------------
(George V. d'Arbeloff)

/s/ William A. Owens                              Director
-------------------------
(William A. Owens)

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                   __________



                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS

   Report Of Independent Accountants                                         F-2

   Consolidated Balance Sheets As Of December 31, 1998 And 1997              F-3

   Consolidated Statements of Operations For The Years Ended
     December 31, 1998, 1997 And 1996                                        F-4

   Consolidated Statements of Stockholders' Equity For The Years Ended
     December 31, 1998, 1997 And 1996                                        F-5

   Consolidated Statements of Cash Flows For The Years Ended
     December 31, 1998, 1997 And 1996                                        F-6

   Notes To Consolidated Financial Statements                                F-7

SCHEDULE

   Schedule numbered in accordance with Rule 5.04 of Regulation S-X:

     II - Consolidated Valuation And Qualifying Accounts And Reserves  S-1

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  __________



To the Board of Directors
BioLase Technology, Inc.
San Clemente, California


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioLase Technology, Inc. and its Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Newport Beach, California
March 16, 1999

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 And 1997
                                   __________

                                                                                     1998                 1997
                                                                                     ----                 ----

                                 A S S E T S:
Current assets:
 Cash and cash equivalents                                                      $    424,539        $    213,074
 Marketable securities                                                               251,485             627,817
 Accounts receivable, less allowance of $118,015 in 1998 and
   $117,464 in 1997                                                                  563,236           1,060,252
 Inventories, net of reserves of $227,694 in 1998 and $620,949 in
   1997                                                                            1,930,117           1,008,777
 Prepaid expenses and other current assets                                           168,725             110,094
                                                                                ------------        ------------
       Total current assets                                                        3,338,102           3,020,014

Property and equipment, net                                                          407,142             181,804
Patents, trademarks and licenses, less accumulated amortization of
   $129,312 in 1998 and $330,466 in 1997                                             147,199              95,508
Other assets                                                                          18,929              98,666
                                                                                ------------        ------------
       Total assets                                                             $  3,911,372        $  3,395,992
                                                                                ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Line of credit                                                                 $  1,705,025        $    301,233
 Accounts payable                                                                    806,335             481,240
 Accrued expenses                                                                    701,016             480,440
 Accrued costs related to dissolution of foreign subsidiary                           37,144              38,069
                                                                                ------------        ------------
       Total liabilities                                                           3,249,520           1,300,982
                                                                                ------------        ------------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, par value, $.001, 1,000,000 shares authorized:
  no shares issued and outstanding at December 31, 1998 and
   1997                                                                               -                   -
 Common stock, par value, $.001, 50,000,000 shares authorized, issued
  16,312,007 in 1998 (after deducting 182,880 of escrow
  shares) and 13,462,636 in 1997                                                      16,312              13,463
 Additional paid-in capital                                                       38,614,948          29,755,652
 Receivable from stockholders and unearned services                                        -             (50,766)
 Accumulated deficit                                                             (37,969,408)        (27,623,339)

       Total stockholders' equity                                                    661,852           2,095,010
                                                                                ------------        ------------
       Total liabilities and stockholders' equity                               $  3,911,372        $  3,395,992
                                                                                ============        ============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Years Ended December 31, 1998, 1997 And 1996
                                   __________


                                                                    1998                 1997                 1996
                                                                    ----                 ----                 ----
Net sales                                                       $ 1,465,191           $1,786,285           $  691,829
Cost of sales                                                     1,418,560            1,527,242              559,169
                                                              -------------         ------------         ------------

       Gross profit                                                  46,631              259,043              132,660
                                                              -------------         ------------         ------------

Operating expenses:
 Sales and marketing                                              1,628,821              955,192              618,964
 General and administrative                                       1,780,015            1,280,171            1,018,270
 Engineering and development                                      1,824,901            1,022,733              984,418
 In-process research and development                              5,134,920                -                    -
                                                              -------------         ------------         ------------

       Total operating expenses                                  10,368,657            3,258,096            2,621,652
                                                              -------------         ------------         ------------

       Loss from operations                                     (10,322,026)          (2,999,053)          (2,488,992)

Interest income                                                      57,591              184,245               30,142
Interest expense                                                    (81,634)              (9,102)              (4,409)
                                                              -------------         ------------         ------------

       Net loss                                                ($10,346,069)         ($2,823,910)         ($2,463,259)
                                                                 ==========            =========            =========
Loss per share - basic and diluted                                   ($0.69)              ($0.21)              ($0.21)
                                                                       ====                 ====                 ====
Weighted-average shares outstanding - basic and
diluted                                                          15,061,814           13,385,318           11,531,527
                                                                 ==========           ==========           ==========

See accompanying notes to consolidated financial statements.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Years Ended December 31, 1998, 1997 And 1996
                              ------------------

                                                                   Preferred Stock              Common Stock
                                                                   Shares   Amount            Shares      Amount
                                                                   ------   ------            ------      ------
Balances at January 1, 1996                                          -      $  -            11,241,164   $ 11,241

Private placement of preferred stock                                 100       -               -            -
Exercise of stock options                                            -         -                88,766         89
Conversion of preferred stock to common stock                        (99)      -             1,800,018      1,800
Issuance of shares for fractional interest on reverse split          -         -                     1      -
Net loss                                                             -         -               -            -
                                                                   ------   -------        -----------  ---------

Balances at December 31, 1996                                          1       -            13,129,949     13,130

Private placement of common stock                                    -         -               200,000        200
Exercise of stock options                                            -         -                99,000         99
Issuance of stock primarily for services                             -         -                43,850         44
Issuance of stock primarily for unearned services                    -         -                14,250         14
Cancellation of stock issued for unearned services                   -         -               (41,523)       (41)
Conversion of preferred stock to common stock                         (1)      -                17,109         17
Issuance of shares from fractions interest in reverse split          -         -                     1      -
Net loss                                                             -         -               -            -
                                                                   --------   -----        -----------  ---------

Balances at December 31, 1997                                        -         -            13,462,636     13,463

Private placement of common stock                                    -         -             1,320,000      1,320
Issuance of stock for Laser Skin Toner purchase                      -         -             1,467,120      1,467
Issuance of stock and warrants for earned services                   -         -                23,300         23
Exercise of stock options                                            -         -                38,950         39
Earned services                                                      -         -               -            -
Issuance of shares for fractional interest on reverse split          -         -                     1      -
Net loss                                                             -         -               -
                                                                   ------    -------       -----------  ---------

Balances at December 31, 1998                                        -      $  -            16,312,007   $ 16,312
                                                                    =====     ======        ==========  =========

                                                                                     Receivable
                                                                                       From
                                                                      Additional    Stockholders
                                                                       Paid-In      And Unearned     Accumulated
                                                                       Capital        Services         Deficit             Total
                                                                       -------        --------         -------             -----
Balances at January 1, 1996                                          24,169,018      $  -          $ (22,336,170)         1,844,089

Private placement of preferred stock                                  4,400,000         -                -                4,400,000
Exercise of stock options                                               133,061         -                -                  133,150
Conversion of preferred stock to common stock                            (1,800)        -                -                   -
Issuance of shares for fractional interest on reverse split               -             -                -                   -
Net loss                                                                  -             -             (2,463,259)        (2,463,259)
                                                                    ------------     -----------     --------------      ----------

Balances at December 31, 1996                                         28,700,279        -            (24,799,429)         3,913,980

Private placement of common stock                                        719,685        -                -                  719,885
Exercise of stock options                                                137,151        -                -                  137,250
Issuance of stock primarily for services                                 147,761        -                -                  147,805
Issuance of stock primarily for unearned services                         50,752       (50,766)          -                   -
Cancellation of stock issued for unearned services                            41        -                -                   -
Conversion of preferred stock to common stock                                (17)       -                -                   -
Issuance of shares from fractions interest in reverse split               -             -                -                   -
Net loss                                                                  -             -             (2,823,910)        (2,823,910)
                                                                    ------------     ----------     ---------------      ----------

Balances at December 31, 1997                                         29,755,652       (50,766)      (27,623,339)         2,095,010

Private placement of common stock                                      3,591,480        -                -                3,592,800
Issuance of stock for Laser Skin Toner purchase                        5,133,453        -                -                5,134,920
Issuance of stock and warrants for earned services                        75,976        -                -                   75,999
Exercise of stock options                                                 58,387        -                -                   58,426
Earned services                                                           -             50,766           -                   50,766
Issuance of shares for fractional interest on reverse split               -             -                -                   -
Net loss                                                                  -             -            (10,346,069)       (10,346,069)
                                                                    ------------     ----------     ---------------      ----------

Balances at December 31, 1998                                       $ 38,614,948     $  -           $(37,969,408)      $    661,852
                                                                    ============     ==========     ==============     ============

       See accompanying notes to consolidated financial statements.

                           BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1998, 1997 And 1996
                                   __________

                                                                                1998                 1997               1996
                                                                                ----                 ----               ----
Cash flows from operating activities:
 Net loss                                                                      ($10,346,069)       ($2,823,910)       ($2,463,259)
 Adjustments to reconcile net loss to net cash used by
  operating activities:

  Issuance of common stock and warrants for earned
   service                                                                          126,765            147,805                  -
  In-process research and development                                             5,134,920                  -                  -
  Depreciation and amortization                                                      94,156            105,649            149,746
  Provision for bad debts                                                               551             95,507             (5,900)
  Provision for inventory write-off                                                  49,247            164,488             37,663
  Changes in assets and liabilities:
    Accounts receivable                                                             496,465         (1,010,296)           (74,941)
    Inventories                                                                    (970,587)          (796,786)           (23,214)
    Prepaid expenses and other assets                                                21,106           (116,108)            98,850
    Accounts payable and accrued expenses                                           544,746            224,385            129,984
                                                                              -------------       ------------       ------------

       Net cash used by operating activities                                     (4,848,700)        (4,009,266)        (2,151,071)
                                                                              -------------      ------------        ------------

Cash flows from investing activities:
 Purchase of marketable securities                                               (2,522,563)                 -         (4,000,000)
 Sale of marketable securities                                                    2,898,895          2,872,183            500,000
 Additions to property and equipment                                               (299,925)           (90,523)           (54,808)
 Additions to patents, trademarks and licenses                                     ( 71,260)           (67,145)           (21,145)
                                                                              -------------       ------------       ------------

       Net cash (used) provided by investing activities                               5,147          2,714,515         (3,575,953)
                                                                              -------------       ------------       ------------

Cash flows from financing activities:
Borrowings under the line of credit, net                                          1,403,792            301,233                  -
Payments of capital lease obligations                                                     -                  -            (22,324)
Proceeds from issuance of common stock, net                                       3,592,800            719,885                  -
Proceeds from exercise of stock options                                              58,426            137,250            133,150
Proceeds from issuance of preferred stock, net                                            -                  -          4,400,000
                                                                              -------------       ------------       ------------

       Net cash provided by financing activities                                  5,055,018          1,158,368          4,510,826
                                                                              -------------       ------------       ------------

       Increase (decrease) in cash and cash equivalents                             211,465           (136,383)        (1,216,198)

Cash and cash equivalents at beginning of year                                      213,074            349,457          1,565,655
                                                                              -------------       ------------       ------------

Cash and cash equivalents at end of year                                      $     424,539       $    213,074       $    349,457
                                                                              =============       ============       ============

Supplemental cash flow disclosure:

  Cash paid during the year for interest                                    $        74,370       $      4,005       $      4,410
                                                                            ===============       ============       ============

See accompanying notes to consolidated financial statements.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997 And 1996

                                -------------

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

     Principles Of Consolidation:
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, after eliminating intercompany accounts and transactions. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

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

     At December 31, 1998 and 1997, the Company had approximately $211,000 and $38,000, respectively, of cash balances that were in excess of the federally-insured limit of $100,000 per bank.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------


1.   Summary Of Significant Accounting Policies, Continued:

     Marketable Securities:
     ---------------------

     Marketable securities consist of United States government treasury notes having maturities greater than three months but less than one year at the time of acquisition. Marketable securities are classified as available-for-sale securities and are reported at fair value. Gross unrealized gains and losses on marketable securities at December 31, 1998 and 1997 are not material.

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

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

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

     Income Taxes:
     ------------

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Stock-Based Compensation:
     ------------------------

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", related to employee stock options. SFAS No. 123 defines a fair value based method of accounting for both employee and non-employee stock options and warrants. Fair value of the stock option and warrant is determined considering factors such as the exercise price, the expected life, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

1.   Summary Of Significant Accounting Policies, Continued:

     Stock-Based Compensation, Continued:
     -----------------------------------

     period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board ("APB") No. 25 for employee stock options must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The fair value of options and warrants issued to non-employees is recorded as expense over the service period.

     Loss Per Share - Basic And Diluted:
     ----------------------------------

     In 1997, the Company follows SFAS No. 128, "Earnings Per Share". Basic earnings per shares is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding. In computing diluted earnings per share, the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

     There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 1998, 1997 and 1996, because the effect would have decreased the loss per share amount and therefore been antidilutive. See Note 9 for a description of those securities that could potentially dilute earnings per share in the future, should the Company report income.


2.  Basis Of Presentation:

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $10,346,069, $2,823,910 and $2,463,259 for the years ended December 31, 1998, 1997 and
     1996, respectively, and has an accumulated deficit of $37,969,408 at December 31, 1998. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

2.   Basis Of Presentation, Continued:

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost containment. The Company's business now focuses on and is expected to continue to focus on the manufacturing and marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Millenium(TM); a new reduced-power variation of the Millenium(TM) which is being configured for applications in dermatology and general soft-tissue surgery; and its recently-released consumer tooth-whitening system, the LazerSmile(TM) toothbrush.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through private placements of preferred and common stock and the exercises of stock options and warrants. During the three years ended December 31, 1998, the Company has raised approximately $8,713,000 of equity funds. Management believes that the Company will require significant resources in 1999, principally to fund the Company's working capital needs to support the production and marketing of the Company's laser-based products for various dental and medical applications, efforts directed towards further extensions and refinements of existing products, and continuing research and development activities.

     The Company expects to generate the necessary resources for its 1999 business plan through a combination of the contribution from the sales of its products, the sale of equity securities in a private placement, and debt financing. No assurances can be given, however, that the Company will be able to obtain such additional resources. If the Company is unsuccessful in generating anticipated resources from one or more of the anticipated sources and is unable to replace any shortfall with resources from another source, the Company may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, and otherwise scaling back operations. If the Company were unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statements have been prepared under the assumption of a going-concern. Failure to arrange such financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going-concern. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

3.   Acquisition of Laser Skin Toner, Inc.:

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. As consideration for the assets acquired, the Company issued to LSTI an aggregate 1,600,000 shares of the Company's common stock (the "Shares"), including 182,880 shares of common stock retained by the Company pending the achievement by the business of specified performance objectives. Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock to O'Donnell Eye Centers, Incorporated, a Missouri corporation ("OECI"), in consideration for the license of technology that is the subject of a pending patent application.

     A valuation of LSTI's in-process research and development effort as of the date of acquisition assigned a value of $5,134,920, the full amount of the consideration paid by the Company in its acquisition of LSTI's assets, to the in-process research and development. The Company's management had the primary responsibility for estimating the value of the in-process research and development. In accordance with Financial Accounting Standards Boards ("FASB") Interpretation No. 4, "Application of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", the $5,134,920 assigned to the in-process research and development effort, for which only the single use existed, was charged to expense on the date of the acquisition.

     The Income Approach was the primary technique utilized in valuing the purchased research and development. This approach included, but was not limited to, an analysis of (I) the costs associated with completing the development of the LSTI technology; (ii) the markets for products based on LSTI's technology; (iii) the cash flows attributable to the development of the LSTI technology and the products to be based on that technology; and
     (iv) the risks associated with realizing such cash flows. The assumptions underlying the cash flow projections were derived primarily from the business records and plans of the Company and LSTI, investment banking reports, independent analyst reports, and discussions with the management of LSTI. Basic financial assumptions, such as revenue growth and profitability, were compared to published results of public companies for similar activities, as well as industry analyst reports, to test the reasonableness of the assumptions.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

3.   Acquisition of Laser Skin Toner, Inc., Continued:

     Material cash flows were assumed to commence in 1999 and to be realized over a five-year period, based upon a successful development of the LSTI technology and market acceptance of the products to be based on such technology. Revenue growth was projected to peak in 2000 and then to slow gradually as new technologies and products were introduced to the market. The assumed revenue growth rate was based upon external market expectations for growth in the skin resurfacing procedure market segment at the time of the acquisition. The profit margins assumed were consistent with the profit margins of other industry participants and those the Company was anticipating from its current generation of laser-based systems.

     The rate utilized to discount the net cash flows to their present value was based on venture capital rates of return. Due to the uncertainties associated with the valuation, including those related to the successful completion of the development project, market acceptance of products and estimates regarding costs, revenue growth and profitability, a discount rate of 50 percent was utilized for valuing the in-process research and development.

     The forecasts used in valuing the in-process research and development were based on assumptions the Company believed at the time of the LSTI acquisition to be reasonable but which are inherently uncertain. Accordingly, actual results may vary significantly from those utilized in the forecasts.

     Subsequent to the acquisition of the LSTI assets, the Company decided to defer development of the LSTI technology in order to devote maximum resources to the marketing of its Millennium(TM) laser-based system. The Company is uncertain as to when development of the LSTI technology may resume.

     The following table presents unaudited consolidated pro forma financial information for the twelve months ended December 31, 1998 and 1997, as though the acquisition made in 1998 occurred January 1, 1997:

                                                                    Year Ended
                                                                   December 31,

                                                               1998                 1997
                                                               ----                 ----

Net sales                                                   $  1,465,191         $ 1,786,285
Net loss                                                     (10,438,124)         (3,129,002)
Loss per share - basic and diluted                              ($0.69)             ($0.23)

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

3.   Acquisition of Laser Skin Toner, Inc., Continued:

     The unaudited pro forma consolidated financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition taken place on January 1, 1997. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operations.


4.   Inventories:

     Inventories consist of the following at December 31:

                                                                        1998             1997
                                                                        ----             ----

    Raw materials                                                      $1,372,172       $  804,631
    Work-in-process                                                       183,889           36,609
    Finished goods                                                        374,056          167,537
                                                                       ----------       ----------

                                                                       $1,930,117       $1,008,777
                                                                       ==========       ==========

5.      Property And Equipment:

        Property and equipment consist of the following at December 31:


                                                                            1998                1997
                                                                            ----                ---

    Leasehold improvements                                              $   170,927        $   149,282
    Equipment and computers                                               1,001,263            754,152
    Furniture and fixtures                                                  199,588            168,419
    Demonstration units                                                     247,354            247,354
                                                                        -----------        -----------

                                                                          1,619,132          1,319,207
      Less, Accumulated depreciation and
        amortization                                                     (1,211,990)        (1,137,403)
                                                                          ---------          ---------
                                                                        $   407,142        $   181,804
                                                                        ===========        ===========

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------


6.   Line Of Credit:

     At December 31, 1998, the Company had $1,705,025 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for financing inventories and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At December 31, 1998, the weighted average interest rate on the outstanding balance was 5.97%. The revolving credit agreement expires on June 1, 1999, subject to the Company's right to extend it for an additional six months.


7.   Accrued Expenses:

     Accrued expenses consist of the following at December 31:

                                                                          1998              1997
                                                                          ----              ----

    Accrued professional fees                                            $ 89,124         $ 82,876
    Accrued legal and settlement costs                                    144,166           91,880
    Accrued warranty                                                       40,315           83,000
    Other                                                                 427,411          222,684
                                                                         --------         --------

                                                                         $701,016         $480,440
                                                                         ========         ========

8.   Commitments and Contingencies:

     Litigation:
     -----------

     On August 8, 1997, the Company initiated an action in the United States District Court entitled, BioLase Technology, Inc. v. Rudolf Schneider, in
                              --------------------------------------------
     which the Company is seeking to recover from Rudolf Schneider ("Schneider"), a former distributor, (i) lost profits attributable to the former distributor's failure to perform its obligations, particularly its commitment to purchase minimum quantities of products, pursuant to the distribution agreement between the Company and this distributor, and (ii) $96,000 claimed to be owed to the Company by this former distributor for goods sold and delivered and services performed by the Company. On March 6, 1998, Schneider answered the complaint denying liability and filed counterclaims against the Company. Schneider's counterclaims seek unspecified actual and punitive damages for alleged fraud, breach of contract and breach of warranty associated with the transactions on which the complaint is based.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997, And 1996

                              -----------------


8.   Commitments and Contingencies, Continued:


     Litigation, continued:
     ----------------------

     The Company does not believe this lawsuit or any other lawsuits to which it is a party will have a material adverse effect on the Company's results of operations, financial condition or liquidity.


     Lease Commitments:
     ------------------

     The Company leases plant and office facilities under long-term operating leases. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998:

        1999                                                     $140,780
        2000                                                       93,853
                                                                 --------
                                                                 $234,633
                                                                 ========

     Rent expense was $156,178, $141,385 and $136,938 for the years ended December 31, 1998, 1997 and 1996, respectively.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------


9.   Stockholders' Equity:

     Equity Financing:
     ----------------

     The Company has raised equity capital through several private offerings in the three years ended December 31, 1998, as follows:

                                                                      Number
                                                                     Of Shares
                                                                     Of Common           Net Cash
  Years Ended December 31,                                             Stock           Consideration
  -----------------------                                      ----------------------------------------
          1998                                                      1,320,000            $3,592,800
          1997                                                        217,109*           $  719,885
          1996                                                      1,800,018**          $4,400,000

      *Includes 17,109 shares issued upon conversion of one share of Preferred
       Stock - see below.

     **Excludes one share of Preferred Stock - see below.


     Preferred Stock:
     ---------------

     On October 16, 1996, the Company completed a private placement (the "Placement") in which the Company issued and sold 100 units, each consisting of one share of its Series A 6% Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") which, at the option of the holder, was convertible into a variable number of shares of common stock that could not exceed 18,182 shares, and 5,000 Redeemable Common Stock Purchase Warrants (the 1996 Warrants"). Gross proceeds in the Placement were $5,000,000 and net proceeds, after commissions of $400,000 and estimated expenses, were approximately $4,400,000. Each 1996 Warrant entitles the holder to purchase a share of common stock at $3.50, subject to satisfaction of certain conditions. The 1996 Warrants were initially scheduled to expire in 1998, however, during 1998 the exercise period was extended through April 30, 1999. An additional 190,910 warrants were also issued in connection with the Placement, which are exercisable at $3.50 per share, and expire on April 30, 1999.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------

9.   Stockholders' Equity, Continued:

     In November 1996, 99 of the 100 shares of Preferred Stock were converted to common stock at a rate of 18,182 common shares for each preferred share, resulting in an aggre- gate conversion to 1,800,018 shares of common stock. In November 1997, the remaining share of Preferred Stock was converted into 17,109 shares of common stock. The shares of common stock issued upon the conversions were "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"). Accord- ingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. The Company filed a registration statement covering the resale of such shares of common stock, which was declared effective during August, 1997.

     On December 18, 1998, the Board of Directors adopted a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of Registrant's common stock outstanding at the close of business on December 31, 1998. The rights provide among other things that, in the event any person becomes the beneficial owner of 15% or more of the Company's common stock while the rights are outstanding, each right will be exercisable to purchase shares of the common stock of the Company having a market value equal to two times the then current exercise price of a right (initially $30.00). The rights will also provide that, if on or after the occurrence of such event the Company is merged into any other corporation or 50% or more of the Company's assets or earning power is sold, each right will be exercisable to purchase common shares of the acquiring corporation having a market value equal to two times the then current exercise price. The rights will expire on December 31, 2008, unless previously triggered, and are subject to redemption by the Company at $.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares.


     Common Stock:
     ------------

     On May 19, 1998, the Company completed a private placement in which it issued and sold 132 units to accredited investors. Each unit consisted of 10,000 shares of the Company's common stock and 5,000 Redeemable Stock Purchase Warrants ("the 1998 Warrants"). Gross proceeds from the private placement were $3,960,000 before direct expenses of $367,200. The shares of common stock issued in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------

9.   Stockholders' Equity, Continued:

     accordance with an exemption from such registration requirement. A registration statement has been filed by the Company covering the resale of such shares of common stock but has not been declared effective. Each 1998 Warrant entitles the holder to purchase a share of common stock at $3.75 and expires on April 30, 2000. An additional 64,000 warrants were issued in connection with the placement, which are exercisable at $3.75 per share.

     On February 28, 1997, the Company completed a private placement in which it issued and sold 200,000 shares of its common stock to an accredited investor. Gross proceeds from the private placement were $725,000 before direct expenses of $5,115.

     The Company has occasionally issued shares of its common stock to individuals for services rendered. The estimated fair value of the common stock is charged to earnings as compensation for these services. The Company issued 23,300 shares for services valued at $64,185 in 1998. The Company issued 58,100 shares for services valued at $198,571 in 1997, of which 43,850 of the shares valued at $147,805 were for services rendered during 1997 and 14,250 of the shares valued at $50,766 were for services rendered in 1998. No shares were issued for services in 1996.

     Common Stock Options And Warrants:
     ---------------------------------

     The Company has adopted the 1990 Stock Option Plan (the "1990 Plan"), the 1992 Stock Option Plan (the "1992 Plan"), the 1993 Stock Option Plan (the "1993 Plan") and the 1998 Stock Option Plan (the "1998 Plan" and collectively with the 1990 Plan, 1992 Plan and 1993 Plan, the "Plans"). The 1998 Plan is subject to stockholder approval. Each of the Plans enables the Company to offer equity participation to employees, officers, directors and consultants of the Company through stock options and, with respect to the 1990 and 1992 Plans, stock appreciation rights.

     A total of 375,000 shares of common stock were authorized for issuance under the 1990 Plan, of which, at December 31, 1998, 175,500 had been issued upon option exercise, 185,750 were reserved for issuance upon exercise of outstanding options and 13,750 were available for the granting of additional options. A total of 150,000 shares of common stock were authorized for issuance under the 1992 Plan, of which, at December 31, 1998, 66,266 had been issued upon option exercise, 73,625 were reserved for issuance upon exercise of outstanding options and 10,109 were available for the granting of additional options. A total of 1,500,000 shares of common stock were authorized for issuance under the 1993 Plan, of which, at December 31, 1998, 86,600 had been issued upon option exercise, 1,309,585 were reserved for issuance upon exercise of outstanding options, and 103,815

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------

9.   Stockholders' Equity, Continued:

     were available for the granting of additional options. A total of 1,000,000 shares of common stock were authorized for issuance under the 1998 Plan, of which, at December 31, 1998, 507,000 were reserved for issuance upon exercise of outstanding options, and 493,000 were available for granting of additional options. Any shares which are reserved for issuance under an outstanding option which expires or terminates unexer- cised, or any shares which are used by participants to pay all or part of the purchase price of any option exercised, may again be reserved for issuance upon exercise of newly granted options under the respective Plans. However, shares with respect to which stock appreciation rights have been exercised may not again be made subject to an award.

     At the discretion of the Board of Directors or a committee comprised of non-employee directors or other non- employees appointed by the Board of Directors (the "Committee"), employees, officers, directors and consultants of the Company and its subsidiary may become participants in the Plans upon receiving grants in the form of stock options or, in the case of the 1990 and 1992 Plans, stock appreciation rights.

     Stock options may be granted as nonqualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% or greater stockholder at the time of grant); nonqualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. Stock options may be exercised no more than ten years after the date of grant and no more than three years after death or disability, whichever occurs earlier. In the case of options granted under the 1993 Plan, payment of the purchase price for shares of stock acquired through the exercise of stock options must be paid in cash. At the discretion of the Committee, the purchase price for shares of stock acquired through the exercise of stock options under the 1998, 1992 and 1990 Plans may be paid by cash, shares of common stock valued at their fair market value at the date of exercise or by delivery of recourse promissory notes or a combination thereof. Under the 1998 Plan, 152,174 incentive stock options have been awarded; to date, no other incentive stock options have been awarded under any other plans. The following table summarizes the activity under the Plans:

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------



9.   Stockholders' Equity, Continued:

     Common Stock Options And Warrants, Continued:
     --------------------------------------------


                                                                               Option Price Per
                                                                  Shares              Share
                                                                  ------        ----------------
    Options outstanding, December 31, 1995                        1,139,450     $0.75  -  $10.50

        Granted                                                     318,335      2.53  -    4.13
        Exercised                                                   (88,766)           1.50
        Surrendered                                                 (67,109)     1.50  -    2.80
                                                                  ---------      ---------------

    Options outstanding, December 31, 1996                        1,301,910      0.75  -   10.50

        Granted                                                     234,500      3.00  -    3.94
        Exercised                                                   (99,000)     0.75  -    3.00
        Surrendered                                                 (95,000)     4.13  -    7.20
                                                                  ---------      ---------------

    Options outstanding, December 31, 1997                        1,342,410      0.75  -    10.50

        Granted                                                     834,500      2.13  -     3.94
        Exercised                                                   (38,950)           1.50
        Surrendered                                                 (62,000)     3.75  -    10.50
                                                                  ---------      ----------------
    Options outstanding, December 31, 1998                        2,075,960     $0.75  -    $4.13
                                                                  =========      ================

    Options exercisable, December 31, 1996                        1,301,910     $0.75  -   $10.50
                                                                  =========      ================
    Options exercisable, December 31, 1997                        1,127,514     $0.75  -   $10.50
                                                                  =========      ================
    Options exercisable, December 31, 1998                        1,284,751     $0.75  -    $4.13
                                                                  =========      ================

Stock options granted under the 1990 Plan may include the right to acquire an Accelerated Ownership Nonqualified Stock Option ("AO"). If an option grant contains the AO feature and if the participant pays all or part of the purchase price of the option with shares of the Company's common stock held by the participant for at least six months, then upon exercise of the option, the participant is granted an AO to purchase at the fair market value as of the date of the AO grant the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares,

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------
9.   Stockholders' Equity, Continued:

     Common Stock Options And Warrants, Continued:
     --------------------------------------------

     if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. At December 31, 1998, there were no options outstanding under the 1990 Plan that included the AO feature.

     In addition to the Plans discussed above, the Company has several agreements with vendors and other persons under which options, not under any of the Plans, to purchase shares of the Company's common stock have been granted. The shares issuable upon exercise of such options have not been registered under the Act, except for 20,000 shares which were registered in conjunction with a registration statement declared effective in August 1997.

     The following table summarizes option transactions outside the Plans:

                                                                                  Option Price Per
                                                                 Shares                 Share
                                                             --------------      -----------------
    Options outstanding, December 31, 1995                          122,500      $2.00   -  $12.00
        Granted                                                        -                 -
        Surrendered                                                    -                 -

    Options outstanding, December 31, 1996                          122,500       2.00   -   12.00
        Granted                                                     150,000                   5.00
        Surrendered                                                    -                 -
                                                                    -------       ----------------

    Options outstanding, December 31, 1997                          272,500      $2.00   -  $12.00
        Granted                                                        -                 -
        Surrendered                                                    -                 -
                                                                    -------       ----------------

    Options outstanding, December 31, 1998                          272,500      $2.00   -  $12.00
                                                                    =======       ================

    Options exercisable, December 31, 1998                          272,500      $2.00   -  $12.00
                                                                    =======       ================

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------


9.   Stockholders' Equity, Continued:

     Common Stock Options And Warrants, Continued:
     --------------------------------------------

     A majority of the Company's options outstanding and exercisable at December 31, 1998 are exercisable at prices between $0.75 and $3.94. Options outstanding and exercisable at December 31, 1998, had a weighted average exercise price of $3,00 and a weighted average remaining term of 6.9 years.

     In December 1997, the Company issued 75,000 warrants in connection with obtaining a $2,500,000 credit facility for financing inventories. Each warrant entitles the holder to purchase one share of common stock and vested fully at date of issuance. Of such warrants, 50,000 were issued at an exercise price of $5.00 and 25,000 were issued at a per share exercise price of $4.00, all expiring December 1, 2000. In December 1998, the Company issued an additional 25,000 warrants in connection with the Company's exercise of an option to extend the term of the credit facility. Each warrant entitles the holder to purchase one share of common stock and vested fully at the date of issuance. The warrants were issued at a per share exercise price of $5.00 and expire on December 1, 2001.

     As of December 31, 1998, the Company has 660,000 (1998 Warrants) and 496,666 (1996 Warrants) redeemable warrants outstanding. At the sole option of the Company, it may call for redemption all of the then outstanding 1998 or 1996 Warrants provided the closing price of the Company's common stock has equaled or exceeded $6.00 per share for the 10 and 20 days, respectively, preceding the call for redemption. The notice of redemption shall specify a redemption date no less than 30 days after the date of such notice on which all of the then remaining unexercised 1996 and 1998 Warrants shall be redeemed by the Company at a cash price of $.01 per warrant.

     The fair value of options and warrants issued to non-employees during the years ended December 31, 1998, 1997 and 1996 was not material.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------


9.   Stockholders' Equity, Continued:

     Pro Forma Effect Of Stock-Based Compensation:
     --------------------------------------------

     The Company has adopted the disclosure only provisions of SFAS No. 123 for options issued to employees. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been the pro forma amounts indicated below:


                                                  1998            1997           1996
                                                  ----            ----           ----
 Net loss                                      ($10,645,045)   ($3,053,766)   ($2,730,811)
 Loss per share -- basic and diluted               (0.71)         (0.23)         (0.24)

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                         1998            1997             1996
                                                         ----            ----             ----
Weighted-average life (years)                               1.90             1.60             1.60
Volatility                                                    75%              79%              53%
Annual dividend per share                                  $0.00            $0.00            $0.00
Risk-free interest rate                                     4.93%            5.77%            5.77%
Weighted-average fair value of options                     $1.03            $1.30            $0.46
  granted

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------




10.  Income Taxes:

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 1998, 1997 and 1996:

                                                                 1998         1997      1996
                                                                 ----         ----      ----
Current:
   Federal                                                      $  -         $  -       $  -
   State                                                         1,600        1,600      1,600
                                                                 -----        ------     -----
                                                                 1,600        1,600      1,600
Deferred:
   Federal                                                         -            -          -
   State                                                           -            -          -
                                                                ------       ------     ------
                                                                $1,600       $1,600     $1,600
                                                                ======       ======      =====


    The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

    The effects of temporary differences which give rise to the deferred tax provision at December 31, 1998, 1997 and 1996 consist of:

                                                           1998                    1997                   1996
                                                           ----                    ----                   -----
    Property and equipment                                ($41,135)          $   (25,726)           $    20,796
    Research and development                                47,883               222,978                   -
    Reserves not currently deductible                     (175,348)              129,170                (89,418)
    Inventories                                             15,155                 7,542                 (7,925)
    State taxes                                               -                     -                      (226)
    Net operating losses                                 2,172,161               990,372              1,462,117
                                                     -------------           ------------           -----------
                                                         2,018,716              1,324,336             1,385,344
    Change in valuation allowance                       (2,018,716)            (1,324,336)           (1,385,344)
                                                     -------------           ------------           -----------
        Total                                        $       -               $       -              $      -
                                                     ============            ============           ===========

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------

10. Income Taxes, Continued:

    The provision for income taxes differs from the amount that would result from applying the federal statutory rate at December 31, 1998, 1997 and 1996 as follows:

                                                                   1998          1997           1996
                                                                   ----          ----           ----
    Statutory regular federal income tax rate                      (34.0%)       (34.0%)        (34.0%)
    In-process research and development                             16.9             -              -
    Stock options                                                   (0.2)         (3.1)          (2.3)
    Change in valuation allowance                                   18.5          43.0          36.10
    Other                                                           (1.2)         (5.9)           0.2
                                                                   -----         -----          -----

        Total                                                        0.0%          0.0%           0.0%
                                                                   =====         =====          =====


    The components of the deferred income tax assets as of December 31, 1998 and 1997 are as follows:

                                                                           1998                    1997
                                                                           ----                    ----

    Property and equipment                                             $    274,900           $    316,035
    Research and development                                                270,861                222,978
    Reserves not currently deductible                                       234,794                410,142
    Inventories                                                              56,290                 41,135
    Capital loss carryforward                                               277,498                277,498
    State taxes                                                                 544                    544
    Net operating losses                                                 11,816,477              9,644,316
                                                                       ------------           ------------

                                                                         12,931,364             10,912,648

       Valuation allowance                                              (12,931,364)           (10,912,648)
                                                                       ------------           ------------

        Total                                                          $      -               $       -
                                                                       ============           ============

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that deferred tax assets are realizable, the valuation allowance will be reduced.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------

10.  Income Taxes, Continued:

     At December 31, 1998, the Company had a capital loss carryforward of $640,873, which will expire in 2000.

     As of December 31, 1998, the Company had net operating loss carryforwards for federal and state purposes of approximately $30,323,000 and $16,199,000, respectively. The federal net operating loss carryforward begins expiring in 2002. The state net operating loss carryforwards begin expiring in 1999. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.


11.  Business Segment And Sales Concentrations:

     The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of advanced laser products for dental and other surgical applications, and also markets and distributes related endodontic products manufactured by third parties.

     In 1998, 1997 and 1996, major customers consisted primarily of domestic and international distributors. The Company has distributorship agreements for dental lasers in Canada, Europe, the Middle East and the Far East. In 1998, 1997 and 1996, export sales were $598,000, $1,307,000 and $328,000, respectively, of which 66%, 93% and 80%, respectively, were sales to Europe. Also in 1998, 27% of export sales were to Canada. Sales to two customers were approximately $160,000 and $296,000, respectively, for the year ended December 31, 1998. Sales to one customer were approximately $1,188,000 and $142,000 for the years ended December 31, 1997 and 1996, respectively. No other customer accounted for more than 10% of consolidated sales in 1998, 1997 or 1996.

     Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable concentrations have resulted from sales activity to individual customers. Accounts receivable for two customer totaled approximately $332,000 at December 31, 1998. Accounts receivable for one customer totaled approximately $884,000 at December 31, 1997. No other customer accounted for more than 10% of accounts receivable at December 31, 1998 or 1997.

                            BIOLASE TECHNOLOGY, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                  AND RESERVES
              For The Years Ended December 31, 1998, 1997 And 1996
                                   __________


                                                                                                      Valuation Allowance
                                              Allowance  For                                           For Deferred Tax
                                            Doubtful Accounts             Slow-Moving Inventory              Asset
                                          ----------------------       ---------------------------   ---------------------

Balances at December 31, 1995                          $ 64,617                         $ 491,335              $ 8,202,968

  Charged (credited) to operations                       (5,900)                           37,663                1,385,344
  Write-offs                                            (36,760)                          (43,844)                       -
                                                       --------                         ---------              -----------

Balances at December 31, 1996                            21,957                           485,154                9,588,312

  Charged to operations                                  95,507                           164,448                1,324,336
  Write-offs                                                  -                           (28,653)                       -
                                                       --------                         ---------              -----------

Balances at December 31, 1997                           117,464                           620,949               10,912,648

  Charged to operations                                     551                            49,247                2,018,716
  Write-offs                                                  -                          (442,502)                       -
                                                       --------                         ---------              -----------

Balances at December 31, 1998                          $118,015                         $ 227,694              $12,931,364
                                                       ========                         =========              ===========