Form 10-Q
period 1999-03-31
BIOLASE TECHNOLOGY INC
filed 1999-05-24
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999
                                                          --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

                                 Yes  X     No
                                     ---       ---


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                    17,657,387
-----------------------------            ----------------------------
       Title Class                       Number of Shares Outstanding
                                         at May 21, 1999

                           BIOLASE TECHNOLOGY, INC.


                                                                 Page Number
                                                                 -----------
PART 1.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements:

                    Consolidated Condensed Balance Sheets             3

                    Consolidated Condensed Statements
                     of Operations                                    4

                    Consolidated Condensed Statement
                     of Stockholders' Equity                          5

                    Consolidated Condensed Statements
                     of Cash Flows                                    6

                    Notes to Consolidated Condensed
                     Financial Statements                             7

         ITEM 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   10

         ITEM 3.    Quantitative and Qualitative
                     Disclosures about Market Risk                   14


PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings                                14

         ITEM 2.    Changes in Securities                            15

         ITEM 3.    Defaults Upon Senior Securities                  16

         ITEM 4.    Submission of Matters to a Vote of Security
                     Holders                                         16

         ITEM 5.    Other Information                                16

         ITEM 6.    Exhibits and Reports on Form 8-K                 16

SIGNATURE PAGE                                                       17

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         March 31, 1999   December 31, 1998
                                                                           (Unaudited)
                                                                         --------------   -----------------
Assets:
Current assets:
  Cash and cash equivalents                                               $  3,480,181       $    424,539
  Marketable securities                                                        101,485            251,485
  Accounts receivable, less allowance of $118,511 in 1999
    and $118,015 in 1998                                                       479,671            563,236
  Inventories, net of reserves of $227,694 in 1999 and 1998                  1,669,016          1,930,117
  Prepaid expenses and other current assets                                    169,788            168,725
                                                                          ------------       ------------

     Total current assets                                                    5,900,141          3,338,102


Property and equipment, net                                                    413,191            407,142
Patents, trademarks and licenses, less accumulated
  amortization of $134,177 in 1999 and $129,312 in 1998                        147,238            147,199
Other assets                                                                    61,064             18,929
                                                                          ------------       ------------

     Total assets                                                         $  6,521,634       $  3,911,372
                                                                          ============       ============

Liabilities and Stockholders' Equity:
Current liabilities:
  Line of credit                                                          $  1,889,025       $  1,705,025
  Accounts payable                                                             912,858            806,335
  Accrued expenses                                                             890,017            701,016
  Accrued costs related to dissolution of foreign subsidiary                    37,144             37,144
                                                                          ------------       ------------

     Total current liabilities                                               3,729,044          3,249,520
                                                                          ------------       ------------

Stockholders' equity:
  Preferred stock, par value $.001, 1,000,000 shares authorized:
    no shares issued and outstanding in 1999 or 1998                                -                  -
  Common stock, par value, $.001, 50,000,000 shares
    authorized, issued 17,474,507 in 1999  and 16,312,007 in 1998               17,475             16,312
    (after deducting 182,880 of escrow shares in 1999 and 1998)
  Additional paid-in capital                                                41,460,598         38,614,948
  Unearned services                                                            (46,219)                -
  Accumulated deficit                                                      (38,639,264)       (37,969,408)
                                                                          ------------       ------------

     Net stockholders' equity                                                2,792,590            661,852
                                                                          ------------       ------------

     Total liabilities and stockholders' equity                           $  6,521,634       $  3,911,372
                                                                          ============       ============

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                            ------------------------------
                                                1999              1998
                                            -------------    -------------
Sales                                       $  1,785,983     $    262,530
Cost of sales                                    988,842          238,107
                                            -------------    -------------

      Gross profit                               797,141           24,423
                                            -------------    -------------

Operating expenses:
      Sales and marketing                        534,320          305,259
      General and administrative                 435,695          253,780
      Engineering and development                471,515          273,930
                                            -------------    -------------

                 Total operating expenses      1,441,530          832,969
                                            -------------    -------------

                 Loss from operations           (644,389)        (808,546)


Interest income                                    3,515            5,457
Interest expense                                 (28,982)         (26,022)
                                            -------------    -------------

      Net loss                              $   (669,856)    $   (829,111)
                                            =============    =============

Loss per share  - basic and diluted         $      (0.04)    $      (0.06)
                                            =============    =============

Weighted average shares outstanding           16,316,157       13,469,193
                                            =============    =============

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                 Additional                                     Net
                                       Preferred Stock         Common Stock         Paid-in   Unearned    Accumulated  Stockholders'
                                       Shares   Amount       Shares    Amount       Capital   Services        Deficit        Equity
                                       ------   ------       ------    ------       -------   --------        -------        ------
   Balance at January 1, 1999               -   $    -   16,312,007   $16,312   $38,614,948   $      -   $(37,969,408)   $  661,852

   Private Placement of common stock                      1,116,000     1,116     2,746,884          -              -     2,748,000

   Issuance of stock for unearned
    services                                                 46,500        47        98,766    (98,813)             -             -

   Earned escrow shares                     -        -            -         -             -     52,594              -        52,594

   Net loss                                 -        -            -         -             -          -       (669,856)     (669,856)
                                       --------------------------------------------------------------------------------------------
   Balance at March 31, 1999                -   $    -   17,474,507   $17,475   $41,460,598   $(46,219)  $(38,639,264)   $2,792,590
                                       ============================================================================================

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31
                                                                        ------------------------------
                                                                            1999              1998
                                                                        -----------       ------------
   Cash flows from operating activities:
   Net loss                                                             $  (669,856)      $   (829,111)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                          24,685             19,694
      Issuance of common stock for earned services                           52,594             16,032
      Provision for bad debts                                                   496                 -

      Changes in operating assets and liabilities:
        Accounts receivable                                                  83,069            (76,901)
        Inventories                                                         261,101           (385,509)
        Prepaid expenses and other current assets                           (43,198)            11,281
        Accounts payable                                                    106,523           (257,630)
        Accrued expenses                                                    189,001            (61,445)
        Accrued costs related to dissolution of foreign subsidiary               -                (925)
                                                                        -----------       ------------

        Net cash provided (used) by operating activities                      4,415         (1,564,514)
                                                                        -----------       ------------

   Cash flows from investing activities:
   Sale of marketable securities                                            150,000            519,159
   Additions to property and equipment                                      (25,869)           (11,396)
   Additions to patents, trademarks and licenses                             (4,904)           (35,844)
                                                                        -----------       ------------

        Net cash provided by investing activities                           119,227            471,919
                                                                        -----------       ------------

   Cash flows from financing activities:
   Borrowings under line of credit                                          184,000            719,873
   Proceeds from issuance of note                                                -             250,000
   Proceeds from issuance of common stock, net                            2,748,000                 -
   Proceeds from exercise of stock options                                       -              23,927
                                                                        -----------       ------------

        Net cash provided by financing activities                         2,932,000            993,800
                                                                        -----------       ------------

   Increase (decrease) in cash and cash equivalents                       3,055,642            (98,795)
   Cash and cash equivalents at beginning of period                         424,539            213,074
                                                                        -----------       ------------

   Cash and cash equivalents at end of period                           $ 3,480,181       $    114,279
                                                                        ===========       ============


   Supplemental cash flow disclosure:
      Cash paid during the period for interest                          $    28,100       $      8,864
                                                                        ===========       ============

    See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1999


Note 1
------

   The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of March 31, 1999 and the results of operations for the three-month period then ended.

   The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $10,346,069, $2,823,910 and $2,463,259 for the years ended December 31, 1998, 1997 and 1996, respectively, and a net loss of $669,856 for the three-month period ended March 31, 1999 and has an accumulated deficit of $38,639,264 at March 31, 1999. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

   The Company's business focuses on and is expected to continue to focus on the manufacturing and marketing of its Er,Cr:YSGG HydroKinetic(TM) tissue cutting system, the Millennium(TM) within the dental market and the launching of its recently-released home consumer tooth-whitening system, the LazerSmile(TM) toothbrush.

   Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1998, the Company has raised approximately $8,713,000 of equity funds. During the first quarter of 1999, the Company raised an additional $2,748,000, after commission and expenses, in equity funds (see Note 6).

     The Company's recent clearance to market its Millennium(TM) system for certain dental hard tissue procedures in the United States should contribute to the Company's ability to generate working capital through higher sales volume and associated increased gross profits. However, management believes that the Company will require significant capital resources during 1999 to fund its present operations, to fund efforts directed towards further extensions and refinements of existing products, and to fund continuing research and development activities. Combined with the contributed capital, the Company expects to generate the necessary resources to continue with its 1999 business plan through the sales of its products. Should its current operations fall short of providing such resources, the Company would need to obtain the necessary capital resources through other sources such as debt or equity financing. No assurances can be given, however, that the Company will be able to achieve and sustain profitability or have other sources available to provide the capital resources necessary to continue its operations. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's consolidated condensed financial statements have been prepared under the assumption of a going concern. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

   Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2
------

     Inventories, net of reserves,                   March 31, 1999    December 31, 1998
consist of the following:                              (unaudited)
                                                     --------------    -----------------
Raw materials                                           $ 1,048,746          $ 1,372,172
Work-in-process and subassemblies                           347,210              183,889
Finished goods                                              273,060              374,056
                                                        -----------          -----------

                                                        $ 1,669,016          $ 1,930,117
                                                        ===========          ===========
Note 3
------

     Property and equipment,                         March 31, 1999    December 31, 1998
at cost, consist of the following:                     (unaudited)
                                                     --------------    -----------------

Leasehold improvements                                  $   170,927          $   170,927
Equipment and computers                                   1,027,132            1,001,263
Furniture and fixtures                                      199,588              199,588
Demonstration units                                         247,354              247,354
                                                        -----------          -----------

        Total cost                                        1,645,001            1,619,132

Less, accumulated depreciation and amortization          (1,231,810)          (1,211,990)
                                                        -----------          -----------

                                                        $   413,191          $   407,142
                                                        ===========          ===========


Note 4
------


     Accrued expenses consist                        March 31, 1999    December 31, 1998
of the following:                                      (unaudited)
                                                     --------------    -----------------
Accrued payroll and benefits                            $   332,368          $   152,124
Accrued professional fees                                   104,000               89,124
Accrued legal costs                                         128,500              144,166
Accrued warranty                                             74,175               40,315
Other                                                       250,974              275,287
                                                        -----------          -----------

                                                        $   890,017          $   701,016
                                                        ===========          ===========

Note 5
------

       Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, have been excluded from per share calculations, as the effect of the assumed exercise of these common stock equivalents is anti-dilutive at March 31, 1999 and 1998.


Note 6
------

       On March 26, 1999, the Company completed a private placement (the "Placement") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In the Placement, the Company issued and sold 110 units, each unit consisting of 10,000 shares of the Company's common stock and 5,000 redeemable common stock purchase warrants (the "Unit Warrants"), expiring March 31, 2001. The Unit Warrants allow for the Company to call the warrants, with not less than 30 days written notice, at a redemption price of $.01 each, provided that the average between the high and low prices at which the shares of common stock trade in the principal market in which they then trade exceeds 142% of the exercise price for ten consecutive trading days preceding the date of such call. Gross proceeds received from the Placement were $3,025,000; net proceeds were approximately $2,748,000 after placement agent cash commissions and expenses of $242,000 and estimated expenses incurred by the Company of $35,000. The Company also issued to its Placement Agent 16,000 shares of its common stock and 99,000 redeemable common stock purchase warrants, expiring March 31, 2001 with an exercise price of $2.75 per share.
The redemption features of these warrants are the same as those afforded the Unit Warrants.

       The shares of common stock issued, including those underlying shares to be issued upon exercise of the Warrants, are or will be "restricted securities" as defined in Rule 144 promulgated under the Securities Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Securities Act or in accordance with an exemption from such registration requirement. The Company is obligated to file a registration statement covering the resale of such shares of common stock with such registration declared effective no later than June 24, 1999 to avoid certain stock issuance penalties. In the event such registration statement is not declared effective by June 24, 1999, the Company is obligated to issue and deliver to each purchaser of units in the Placement as liquidated damages shares of common stock equal to (i) one percent (1%) of the number of shares forming part of the units purchased by such purchaser in the Placement for each of the first three (3) months (or portion thereof) following June 24, 1999 that such registration statement has not been declared effective and (ii) two percent (2%) of such number of shares for each month (or portion thereof) thereafter that such registration statement has not been declared effective, up to a maximum number of shares in liquidated damages equal to ten percent (10%) of the number of shares so purchased by such purchaser in Placement.

     On April 28, 1999, the Company filed Amendment No. 2 to Form S-3 Registration Statement with the Securities and Exchange Commission (the "S.E.C.") that included the common shares and underlying common shares of the warrants issued in connection with the Placement. Such registration statement is pending and has not yet been declared effective by the S.E.C.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Qualifying Statement With Respect To Forward-Looking Information

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of the Company and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected the Company's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.

     The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

Results of Operations - Three-month period ended March 31, 1999 as compared to three-month period ended March 31, 1998:

     Sales during the first three months of 1999 were $1,786,000, an increase of $1,523,000, or 580%, over the $263,000 reported for the comparable period in 1998. The sales reported during the first quarter of 1999 represent the highest quarterly sales in the Company's history and is attributed principally to the Company's increased marketing efforts of its Millennium(TM) YSGG HydroKinetic(TM) system. Increased marketing efforts, establishment of new domestic and foreign distributor relationships, increases in the Company's domestic sales force and recent Food and Drug Administration clearance for all classes of carries removal have contributed to the significant increase in sales. The Company intends to continue its market awareness of the Millennium through advertising in professional journals, design and distribution of creative marketing brochures, sponsorship of "Laser Lunch and Learn" sessions at professional dental practices and continued participation at significant dental trade shows, both domestically and abroad.

     Sales of the Company's LazerSmile(TM) tooth-whitening system continue to improve, though at a nominal rate. The Company continues to employ its strategy of utilizing experienced consumer marketing groups that specialize in the distribution of home consumer health products through such channels as television shopping networks, specialty catalogs and traditional consumer distribution channels. To date, sales of the LazerSmile(TM) tooth-whitening system have been achieved predominately through advertising on the Internet, professional trade journals and cosmetic journals and magazines.

     Cost of sales as a percentage of sales decreased significantly from 91% reported for the three months ended March 31, 1998 to 55% reported for the three months ended March 31, 1999. The improvement was due principally to the Company's increased manufacturing efficiency coupled with an improved absorption of fixed manufacturing costs due to higher manufacturing volumes.

     Operating expenses increased $609,000 or 73% during the first quarter of 1999 to $1,442,000 from the $833,000 reported during the comparable period in 1998. Sales and marketing expense increased $229,000 or 75% for the first quarter of 1999 from the $305,000 reported for the comparable period in 1998. The increase was due principally to a significant growth in the Company's domestic sales force and international sales management team, increased selling commissions as a result of higher sales, increased costs related to marketing and advertising of the Company's Millennium(TM) system and, to a lesser degree, costs related to advertising and marketing of the LazerSmile(TM) tooth-whitening system that was absent during the first quarter of 1998.

      General and administrative expense for the first quarter of 1999 was $436,000, an increase of $182,000, or 72%, above the $254,000 reported for the first quarter of 1998. The increase is due principally to increases in the Company's executive management and regulatory staffing and related personnel expenses, insurance costs and professional expenses associated with the Company's growth, and patent/trademark expenses related to the Company's continued efforts to protect its proprietary technologies.

     Engineering and development expense increased $198,000, or 72% during the first quarter of 1999, from $274,000 reported during the comparable period in 1998. The increase was attributed principally to increases in engineering staffing requirements necessitated by the continued refining and enhancement of existing products, and continued design and development of new products requiring research and development.

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired related primarily to the proprietary laser-based technology being developed by LSTI for non invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. At the time of acquisition, the Company intended to proceed with those additional research and development efforts needed to bring the product to market and to fund the costs from working capital. In anticipation of and then in response to the clearance it received in October 1998 from the FDA to market its Millennium(TM) tissue cutting system for dental hard tissue applications, the Company shortly after acquiring the LSTI technology decided to focus its limited resources on the marketing of its Millennium(TM) system, including a build-up of inventory and expansion of sales staff. As a result, the additional research and development that will be required in an effort to complete and commercialize the LSTI technology has been largely deferred until Company resources permit resumption of the research and development efforts. Limited clinical trials of the developmental technology have continued, and the results of those clinical trials are being analyzed and evaluated by the Company and will be utilized to define the additional research and development activities. The Company does recognize that any advantage that the LSTI technology could have afforded the Company may be dissipated by delaying efforts to commercialize that technology, as competing technologies may be developed and receive market acceptance.

     The loss from operations decreased to $644,000, or 36% of reported sales during the first quarter of 1999 compared to an operating loss of $809,000, or 308% of reported sales for the comparable period in 1998. The reduction in the operating loss is a result of increased sales and improved product margins offset to a lesser degree by increases in operating expenses associated principally with the Company's growth.

     Interest income and interest expense were comparable between the first quarters of 1999 and 1999.

Financial Condition

     Cash, cash equivalents and marketable securities in the aggregate increased from $676,000 at December 31, 1998 to $3,582,000 at March 31, 1999, primarily as a result of a private placement of Company common stock and stock purchase warrants in March 1999 that generated net proceeds of approximately $2,748,000 combined with $184,000 of net borrowings under a line of credit. The Company reported a small increase in cash from operating activities during the first quarter of 1999 as a result of its improved operations.

     Accounts receivable decreased $83,000 from December 31, 1998, when it totaled $563,000, to $480,000 at March 31, 1999. This decrease was due principally to the timely receipt of debtor obligations related to a high volume of sales that occurred during December, 1998 that was absent in March, 1999.

     Inventories decreased $261,000 from $1,930,000 at December 31, 1998 to $1,669,000 at March 31, 1999 due principally to the Company's use of its inventory buildup from the fourth quarter of 1998 for sales during the first quarter of 1999. The Company expects to continue reducing its inventory to a level that optimizes its production requirements to the established lead times necessary to obtain such material. The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once normal deliveries of Millennium(TM) systems are established.

     Prepaid expenses and other current assets at March 31, 1999 were comparable to those at December 31, 1998.

     Current liabilities increased $480,000 from December 31, 1998 to March 31, 1999, reflecting increases in (i) indebtedness under a line of credit used to finance inventory which increased $184,000, (ii) trade accounts payable of $107,000 driven by the Company's focus on reducing its payable turnover, and
(iii) accrued expenses of $189,000 related principally to the Company's change in its payroll cycle in 1999 compared to 1998.

     Capital expenditures during the first quarter of 1999 totaled $26,000 primarily related to the purchase of personal computers to accommodate the increase in personnel at the Company. Patents, trademarks and licenses were comparable to those reported at December 31, 1998, less normal amortization for the first quarter of 1999.

     Stockholders' equity increased to $2,793,000 at March 31, 1999 from $662,000 at December 31, 1998. In March, 1999, the Company completed a private placement of 1,116,000 shares of common stock for net proceeds of $2,748,000. During the first quarter of 1999, the Company released escrowed shares of its common stock valued at $53,000 for services provided by certain professional organizations. These increases in stockholders' equity were offset by the current period loss of $670,000.

Liquidity and Capital Resources

     The Company's business now focuses on and is expected to continue to focus on the manufacturing and marketing of its Er,Cr:YSGG HydroKinetic(TM) tissue cutting system, the Millennium(TM) within the dental market and the launching of its recently-released home consumer tooth-whitening system, the LazerSmile(TM) toothbrush.

      Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1998, the Company has raised approximately

$8,713,000 of equity funds. During the first quarter of 1999, the Company raised an additional $2,748,000, after commission and expenses, in equity funds.

     The Company's recent clearance to market its Millennium(TM) system for certain dental hard tissue procedures in the United States should contribute to the Company's ability to generate working capital through higher sales volume and associated increased gross profits. However, management believes that the Company will require significant capital resources during 1999 to fund its present operations, to fund efforts directed towards further extensions and refinements of existing products, and to fund continuing research and development activities. Combined with the contributed capital, the Company expects to generate the necessary resources to continue with its 1999 business plan through the sales of its products. Should its current operations fall short of providing such resources, the Company would need to obtain the necessary capital resources through other sources such as debt or equity financing. No assurances can be given, however, that the Company will be able to achieve and sustain profitability or have other sources available to provide the capital resources necessary to continue its operations. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statements have been prepared under the assumption of a going concern. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

     At March 31, 1999, the Company had $1,889,000 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on June 1, 1999, and the Company has one six-month renewal option remaining. The Company expects that it will exercise its option to extend the line of credit through December 1, 1999. The Company will be required, however, to pay off or refinance this line of credit by December 1, 1999. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

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

     The Company currently has limited information regarding the Year 2000 compliance status of its principal suppliers of goods and services and of its principal customers. The Company has initiated formal communications with all such suppliers and customers with respect to the status of such persons' computer systems in terms of Year 2000 compliance. If any principal customers lack systems that are Year 2000 compliant or programs that provide reasonable assurance that such systems will be Year 2000 compliant well before the end of 1999, the Company will attempt to establish communications channels with such customers that bypass the non-compliant computer systems. If any principal suppliers lack systems that are Year 2000 compliant or programs that provide reasonable assurance that such systems will be Year 2000 compliant well before the end of 1999, the Company will attempt to identify and establish relations with alternate suppliers who have Year 2000 compliant systems. There is a single source supplier of optic fiber for the Millennium which could not be easily replaced if it has non-compliant systems, and in the event such supplier had a non-compliant system, the Company would attempt to establish communications channels with such supplier that bypass the supplier's non-compliant computer system. There can be no assurance however that the Company would be successful in locating new suppliers and an inability to do so could create difficulties in the Company obtaining certain components used in its manufacturing process. The Company believes that the costs associated with monitoring Year 2000 compliance by suppliers and customers and dealing with any non-compliance will not be material. The failure of the Company or any of its principal suppliers and customers to become Year 2000 compliant in a timely manner and the failure to establish alternate communications channels could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

   Not Applicable

                          PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

     See Item 3 "Legal Proceedings" included within the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 for information regarding certain pending legal proceedings.

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

Item 2.  Changes in Securities.
-------------------------------

     On March 26, 1999, the Registrant issued and sold an aggregate 1,100,000 shares of its Common Stock, par value $.001 per share ("Unit Common Stock"), and 550,000 Redeemable Stock Purchase Warrants ("Unit Warrants"). In addition, the Registrant issued to Eurocapital Limited (the "Placement Agent") 16,000 shares of its Common Stock ("Agent Common Stock") and 99,000 redeamable stock purchase warrants (the "Agent Warrants" and, collectively with the Unit Common Stock, Agent Common Stock and Unit Warrants, the "Securities"). Each of the Unit Warrants entitles the holder hereof to purchase one share of Common Stock at an exercise price of $3.50 per share through March 31, 2001. The Agent Warrants have an exercise price of $2.75 per share and expire March 31, 2001. The Securities were sold to accredited investors exclusively.

     The Securities were sold in units ("Units") consisting of 10,000 shares of Common Stock and 5,000 Warrants at a price of $27,500 per Unit, or aggregate consideration of $3,025,000 for all of the Securities sold. The aggregate commissions and non-accountable expenses paid to the Placement Agent amounted to $242,000.

     The Warrants and Agent Warrants (collectively, the "Warrants") include certain call features whereby the Company may, by written notice to the registered holders, call all of the then outstanding Warrants for redemption, provided the average between the high and low prices at which shares of Common Stock trade in the principal market in which they then trade exceeds one hundred forty-two percent (142%) of the respective Warrant Exercise Price for the ten
(10) consecutive trading days preceding the date of such call. The notice shall specify a date (the "Warrant Redemption Date") no less than thirty (30) days after the date of such notice on which all Warrants then remaining unexercised and outstanding shall be redeemed by the Company. In redemption for each Warrant, the Company shall pay to the holder thereof in cash the sum (the "Warrant Redemption Price") of One Cent ($0.01). Effective upon the Warrant Redemption Date, each Warrant being called for redemption shall be deemed to be no longer outstanding and shall represent only the right to receive from the Company the Warrant Redemption Price upon surrender to the Company of the certificate representing such Warrant. Between the date of the notice and the Warrant Redemption Date, holders may exercise their Warrants to purchase Common Stock.

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

   None

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) Exhibits

         27.  Financial Data Schedule (electronic filing only)

     (b) Reports on Form 8-K

              On January 6, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the adoption of a stockholder rights plan under which one redeamable preferred stock purchase right was distributed on January 11, 1999 with respect to each share of the Registrant's common stock outstanding at the close of business on December 31, 1998. Features of the stock purchase right are triggered in the event any person becomes the beneficial owner of 15% or more of Registrant's common shares while the rights are outstanding, currently through December 31, 2008.

                                SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation


Date:  May 21, 1999                 /s/ Jeffrey W. Jones
       ------------                 ----------------------------------------
                                    Donald A. La Point
                                    President & Chief Executive Officer




Date:  May 21, 1999                 /s/ Stephen R. Tartamella
       ------------                 ----------------------------------------
                                    Stephen R. Tartamella
                                    Vice President & Chief Financial Officer