Form 10-K/A
period 1998-12-31
BIOLASE TECHNOLOGY INC
filed 1999-08-09
CIK 811240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                Amendment No. 1

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


Acquisition of Laser Skin Toner, Inc.
-------------------------------------

  On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. As consideration for the assets acquired, the Company issued to LSTI an aggregate 1,600,000 shares of the Company's common stock, including 182,880 shares of common stock retained by the Company pending the achievement by the business of specified performance objectives. Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock to O'Donnell Eye Centers, Incorporated, a Missouri corporation ("OECI") in consideration for the license of certain technology, the subject of a pending patent application, and a continuation of the basic technology acquired from LSTI. Because the technology licensed from OECI does not appear to have any use apart from the technology acquired from LSTI, the Company did not capitalize the value of its Common Stock issued to OECI in consideration of the license agreement.

  A valuation of LSTI's in-process research and development effort as of the date of acquisition assigned a value of $5,134,920, the full amount of the consideration paid by the Company in its acquisition of LSTI's assets and the license of the OECI technology, to the in-process research and development. In accordance with Financial Accounting Standards Boards ("FASB") Interpretation No. 4, "Application of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", the $5,134,920 assigned to the in-process research and development effort, for which only the single use existed, was charged to expense on the date of the acquisition.

  The valuation process included, but was not limited to, an analysis of (i) the estimated costs associated with completing the development of the LSTI technology; (ii) the markets for products based on LSTI's technology; (iii) the anticipated cash flows attributable to the development of the LSTI technology and the products to be based on that technology; and (iv) the risks associated with realizing such cash flows. The forecasts used in valuing the in-process research and development were based on assumptions the Company believed at the time of the LSTI acquisition to be reasonable but which are inherently uncertain. For example, material cash flows were assumed to commence in 1999 and to be realized over a five-year period, based upon the assumed successful development of the LSTI technology and market acceptance of the products to be based on such technology.

     At the time of acquisition, the Company intended to proceed with those additional research and development efforts necessary to complete development of the LSTI technology and to fund the costs from working capital. In anticipation of and then in response to the clearance it received in October 1998 from the FDA to market its Millennium (TM) tissue cutting system for dental hard tissue applications, the Company shortly after acquiring the LSTI technology decided to focus its limited resources on the marketing of its Millennium (TM) system, including a build-up of inventory and expansion of sales staff.

     The Company has since determined that it is in the best interests of its stockholders to continue its focus on the marketing and further enhancement of products embodying its HydroKinetic (TM) technology, including its Millennium
(TM) system, and not to further develop the LSTI technology.

     The Company's efforts devoted to the LSTI technology since the date of acquisition have not provided a basis for the Company either to revise or to validate its estimates made at the time of acquisition regarding the time and resources required to complete the development of the LSTI technology.

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

     The laser division represents management's primary focus. Laser division operating results are regularly reviewed by the Company's management in order to assess resources to be allocated and to assess overall performance. This division includes all of the Company's core technologies, research and development expenditures and substantially all operating activity.

     Management devotes substantially less time to the Endodontic division. The Company maintains the division primarily as an ancillary business to service recurring customers. Revenues from this division have been steadily declining, inventory balances are decreasing and management has no expansion plans for this division.

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

     In connection with the acquisition of Laser Skin Toner Inc.("LSTI"), the Company allocated the $5,135,000 purchase price to incomplete research and development. This allocation represents the estimated fair value based on cash flows estimated at the time of acquisition. The Company's management had the responsibility for estimating the fair value of the purchased in-process research and development ("IPR&D"). The value ascribed to IPR&D reflected the asset's completion percentage estimated at the time of acquisition of approximately 50%. At the acquisition date, the development of the LSTI technology had not reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The value assigned to the LSTI IPR&D was determined by identifying significant research elements for which technological feasibility had not been established. In the case of LSTI, these included the development, prototyping, and testing activities associated with the creation of a proprietary laser-based skin resurfacing system, which is a new laser system for the field of aesthetic skin rejuvenation. Valuation of development efforts in the future has been excluded from the appraisal of IPR&D.

     The nature of the efforts to develop the acquired IPR&D into a technologically and commercially viable product relates to the completion of all planning, designing, prototyping, and FDA approval activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements. The value assigned to purchased IPR&D was determined by estimating the contribution of the purchased in-process technology in developing a viable product, estimating the expected net cash flows from the expected sales of such a product, and discounting the estimated net cash flows to their present value using an appropriate discount rate.

     Revenue growth rates for LSTI were estimated as of the date of acquisition based on a detailed forecast prepared at that time by management of the Company and LSTI. Estimated revenue growth rates beyond 2001 were based on industry growth expectations. Allocation of total projected LSTI revenues to IPR&D was based on an analysis by the management of the Company and LSTI made as of the date of acquisition. All future revenue projected to be generated by the LSTI technology was expected to originate from the sale of products that were not yet completed. One of the significant risks associated with realizing forecasted revenues is the successful completion of the acquired R&D projects which, as of the acquisition date, had not reached technological feasibility. Operating profit projections were based upon estimates of (i) cost of goods sold, (ii) R&D expenses, and (iii) selling, general and administrative expenses. Cost of goods sold was projected at the date of acquisition to be approximately 31%, 26%, and 25% of revenues for 1999, 2000 and 2001, respectively. For R&D expenses, projections were based on the costs estimated to be necessary to complete the acquired elements and totaled approximately $2 million. R&D expense for 1999 was forecast at the time of acquisition at approximately 15% of 1999 revenues. R&D expense was forecast to decrease as a percent of revenues through 2001 to approximately 10% and was expected to remain constant thereafter throughout the projection period. Selling, general and administrative expenses were projected at the time of acquisition at 50% of revenues in 1999, and were expected to decrease to approximately 40% of revenue thereafter. These estimates of revenue and expense, made at the time of acquisition, would have provided an estimated pretax margin of approximately 4% in 1999, which was estimated to increase to approximately 25% in 2002. These profitability estimates were compared to reported results of similar public companies and were determined to be reasonable. Since LSTI was a development stage enterprise, the Company did not, at the time of acquisition, anticipate any expense reductions or other synergies as a result of the acquisition. Since the skin resurfacing market would be a new market for BioLase historical margins were not considered.

     The projections utilized in the transaction pricing and purchase price allocation analysis exclude the potential synergistic benefits related specifically to the Company's ownership. The rates utilized to discount the estimated net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with completion of the development project and the projections made at the time of acquisition regarding profitability and growth, a discount rate of 50% was deemed appropriate for the IPR&D. This discount rate was consistent with the stage of development for the LSTI technology; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the expected useful life of such technology; the estimated profitability levels of such technology; and, the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.


     The forecasts used in valuing the IPR&D were based upon assumptions the Company believed to be reasonable at the time of the acquisition but which were inherently uncertain and unpredictable. For this reason, actual results may vary from projected results. In addition, all of the assumptions are interrelated; therefore they are all equally important. In the event the Company fails to complete the development of the LSTI technology, the revenues and profits estimated at the time of acquisition with respect to the IPR&D would not be realized by the Company. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, product introduction or other actions by competitors and other factors.

     The in-process laser system technology acquired by the Company from LSTI consists of six critical components: (1) a coupling system; (2) a pneumatic control system; (3) a distal end; (4) packaging/cabinetry; (5) a pharmaceutical membrane; and (6) FDA clearance. Each of these components were estimated to require additional research and development efforts, as set forth below:

          Coupling System.  The coupling system involves integration of the
          ----------------
     laser receptacle, proximal end of the fiber, the fiber and jacket, the hand piece and the wand of the laser system, and allows the transfer of power through each phase of the laser. The transfer of power from the laser to the fiber delivery system and ultimately to the device that touches the patient's face (the distal end) involves linking different technologies; it also requires further development of the LSTI "SmartConnect" technology, which is intended to assure the appropriate therapeutic dose of laser energy and to monitor skin contraction during the procedure. Management had estimated at the time of acquisition that this component was less than 50% complete and would require the efforts of two mechanical engineers and one electrical engineer for three months, estimated at a cost of $70,000, to bring it to the production phase. In addition, the Company estimated at the time of acquisition that it would be required to incur $350,000 of non-recurring engineering fees for an original equipment manufacturer to provide the customized power source for the laser.

          Pneumatic Control System.  The pneumatic control system is intended to
          ------------------------
     ensure that the laser does not burn the patient. It is a cooling mechanism using a pressure system to maintain the correct temperature through a pump and fiber interface, and requires interaction with the laser, fiber and distal end. Steps remaining at the time of acquisition to complete this component included the selection of a suitable compressed air system, estimated at $30,000, and design and test of the pump and fiber interface. The Company estimated at the time of acquisition that approximately two engineers would be required to work on this project for three months at an estimated cost of $81,000.

          Distal End.  The distal end of the laser system will provide the
          -----------
     surgeon with control while housing all of the electronics needed to deliver the correct amount of power and pulse duration. At the time of acquisition, it was contemplated that the laser system would initially include three distal ends, each tailored for different sized wrinkles located on different parts of the body. At that time, it was also anticipated that three additional distal ends would be made available in the second half of 1999. Management of the Company had estimated at the time of acquisition that development of the distal end was then less than 40% complete. Completion of the initial three distal ends was estimated at the time of acquisition to require the efforts of two optical engineers for approximately three months, with an additional four months required for the remaining three distal ends. Estimated costs to complete this portion of the project were estimated at the time of acquisition to be $138,000.

          Packaging/Cabinetry.  The packaging/cabinetry of the laser will
          --------------------
     provide the housing or outer surface for the entire system. This housing can be quite elaborate and may be comprised of different types of metal or plastic. Management believes that this component of the system is the only one that will not require the development of technology in order to complete; however, the design of the packaging/cabinetry is required to ensure an efficient, aesthetically pleasing medical devise for the practitioner. The Company estimated at the time of acquisition that completion of this portion of the project would require the efforts of two engineers for approximately ten and one-half months at an estimated cost of $259,000.

          Pharmaceutical Membrane.  LSTI contemplated that pharmaceutical
          ------------------------
     membranes would be applied to the patient for a 90-day period after the resurfacing procedure. The membranes would carry an active pharmaceutical agent employing a specific concentration, mix and delivery of an anti-inflammatory agent, various anti-oxidants and a neo-collagen-promoting agent. At the time of the acquisition, the pharmaceutical membrane was in the initial phase of development. Significant tasks remaining at the time of acquisition included integration of the chemicals and membrane material, which had never before been accomplished, and design, development and integration of a time release system to be incorporated with the membrane system. Non-recurring engineering related the membranes was estimated at the time of acquisition to cost approximately $350,000 to $450,000, with an additional $50,000 to $75,000 for each of four clinical trials then expected. Management estimated at the time of acquisition that completion of this portion of the project would require approximately seven and one-half months of full-time effort by one engineer at an estimated cost of $40,000.

          FDA Clearance.  The completed laser system must go through two FDA
          --------------
     approval processes, one of which was subsequently received following the acquisition of the LSTI technology. The remaining process was estimated at the date of acquisition to require approximately four to six months of data gathering prior to submission to the FDA for approval. The costs estimated for the approval process remaining at the date of acquisition were $312,000.

     The Company estimated at the time of acquisition that the additional research and development effort required to complete the LSTI technology would cost approximately $2,000,000 and would take approximately nine months of concentrated effort.

     At the time of acquisition, the Company intended to proceed with those additional research and development efforts promptly and to fund the costs from working capital. In anticipation of and then in response to the clearance it received in October 1998 from the FDA to market its Millennium(TM) tissue cutting system for dental hard tissue applications, the Company shortly after acquiring the LSTI technology decided to focus its limited resources on the marketing of its Millennium(TM) system, including a build-up of inventory and expansion of sales staff. The Company continued the clinical trials related to the LSTI technology, while other research and development efforts required to complete and commercialize the LSTI technology were largely deferred.

     The Company has since determined that it is in the best interests of its stockholders to continue its focus on the marketing and further enhancement of products embodying its HydroKinetic(TM) (technology, including its Millennium(TM) system, and not to further develop the LSTI technology.

     The Company's efforts devoted to the LSTI technology since the date of acquisition have not provided a basis for the Company either to revise or to validate its estimates made at the time of acquisition regarding the time and resources required to complete the development of the LSTI technology.

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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 9, 1999                       BIOLASE TECHNOLOGY, INC.
                                            a Delaware corporation

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

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Years Ended December 31, 1998, 1997 And 1996
                              ------------------

                                                                   Preferred Stock              Common Stock
                                                                   Shares   Amount            Shares      Amount
                                                                   ------   ------            ------      ------
Balances at January 1, 1996                                          -      $  -            11,241,164   $ 11,241

Private placement of preferred stock                                 100       -               -            -
Exercise of stock options                                            -         -                88,766         89
Conversion of preferred stock to common stock                        (99)      -             1,800,018      1,800
Issuance of shares for fractional interest on reverse split          -         -                     1      -
Net loss                                                             -         -               -            -
                                                                   ------   -------        -----------  ---------

Balances at December 31, 1996                                          1       -            13,129,949     13,130

Private placement of common stock                                    -         -               200,000        200
Exercise of stock options                                            -         -                99,000         99
Issuance of stock primarily for services                             -         -                43,850         44
Issuance of stock primarily for unearned services                    -         -                14,250         14
Cancellation of stock issued for unearned services                   -         -               (41,523)       (41)
Conversion of preferred stock to common stock                         (1)      -                17,109         17
Issuance of shares from fractions interest in reverse split          -         -                     1      -
Net loss                                                             -         -               -            -
                                                                   ------   -------        -----------  ---------

Balances at December 31, 1997                                        -         -            13,462,636     13,463

Private placement of common stock                                    -         -             1,320,000      1,320
Issuance of stock for Laser Skin Toner purchase                      -         -             1,467,120      1,467
Issuance of stock and warrants for earned services                   -         -                23,300         23
Exercise of stock options                                            -         -                38,950         39
Earned services                                                      -         -               -            -
Issuance of shares for fractional interest on reverse split          -         -                     1      -
Net loss                                                             -         -               -
                                                                   ------   -------        -----------  ---------

Balances at December 31, 1998                                        -      $  -            16,312,007   $ 16,312
                                                                   ======   =======        ===========  =========

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

                           BIOLASE TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1998, 1997 And 1996
                                   __________

                                                                                1998                 1997               1996
                                                                                ----                 ----               ----
Cash flows from operating activities:
 Net loss                                                                      ($10,346,069)       ($2,823,910)       ($2,463,259)
 Adjustments to reconcile net loss to net cash used by
  operating activities:

  Issuance of common stock and warrants for earned
   service                                                                          126,765            147,805                  -
  In-process research and development                                             5,134,920                  -                  -
  Depreciation and amortization                                                      94,156            105,649            149,746
  Provision for bad debts                                                               551             95,507             (5,900)
  Provision for inventory write-off                                                  49,247            164,488             37,663
  Changes in assets and liabilities:
    Accounts receivable                                                             496,465         (1,010,296)           (74,941)
    Inventories                                                                    (970,587)          (796,786)           (23,214)
    Prepaid expenses and other assets                                                21,106           (116,108)            98,850
    Accounts payable and accrued expenses                                           544,746            224,385            129,984
                                                                              -------------       ------------       ------------

       Net cash used by operating activities                                     (4,848,700)        (4,009,266)        (2,151,071)
                                                                              -------------      ------------        ------------

Cash flows from investing activities:
 Purchase of marketable securities                                               (2,522,563)                 -         (4,000,000)
 Sale of marketable securities                                                    2,898,895          2,872,183            500,000
 Additions to property and equipment                                               (299,925)           (90,523)           (54,808)
 Additions to patents, trademarks and licenses                                     ( 71,260)           (67,145)           (21,145)
                                                                              -------------       ------------       ------------

       Net cash (used) provided by investing activities                               5,147          2,714,515         (3,575,953)
                                                                              -------------       ------------       ------------

Cash flows from financing activities:
Borrowings under the line of credit, net                                          1,403,792            301,233                  -
Payments of capital lease obligations                                                     -                  -            (22,324)
Proceeds from issuance of common stock, net                                       3,592,800            719,885                  -
Proceeds from exercise of stock options                                              58,426            137,250            133,150
Proceeds from issuance of preferred stock, net                                            -                  -          4,400,000
                                                                              -------------       ------------       ------------

       Net cash provided by financing activities                                  5,055,018          1,158,368          4,510,826
                                                                              -------------       ------------       ------------

       Increase (decrease) in cash and cash equivalents                             211,465           (136,383)        (1,216,198)

Cash and cash equivalents at beginning of year                                      213,074            349,457          1,565,655
                                                                              -------------       ------------       ------------

Cash and cash equivalents at end of year                                      $     424,539       $    213,074       $    349,457
                                                                              =============       ============       ============

Supplemental cash flow disclosure:

  Cash paid during the year for interest                                      $      74,370       $      4,005       $      4,410
                                                                              =============       ============       ============

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

1.   Summary Of Significant Accounting Policies, Continued:

     Stock-Based Compensation, Continued:
     -----------------------------------

     period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board ("APB") No. 25 for employee stock options must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The fair value of options and warrants issued to non-employees is recorded as expense over the service period. Pursuant to the provisions of APB No. 25 and its related interpretations, the Company treats all members of the Board of Directors as functionally equivalent employees and, accordingly, no compensation is recorded for stock option awards to such individuals if the exercise price of the stock option equals or exceeds the market value of the underlying stock on the date of grant.


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

     Comprehensive Income:
     --------------------

     During the year ended December 31, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents the change in equity from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders' equity, except those resulting from investments by and distributions to stockholders. The Company has no items of other comprehensive income for the years ended December 31, 1998, 1997 and 1996.

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

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

3.   Acquisition of Laser Skin Toner, Inc.:

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. As consideration for the assets acquired, the Company issued to LSTI an aggregate 1,600,000 shares of the Company's common stock (the "Shares"), including 182,880 shares of common stock retained by the Company pending the achievement by the business of specified performance objectives. Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock to O'Donnell Eye Centers, Incorporated, a Missouri corporation ("OECI"), in consideration for the license of technology that is the subject of a pending patent application and a continuation of the basic technology acquired from LSTI. The purchase price of $5,134,920 was based upon the fair market value of the common stock, based upon the quoted market price as of the date of the acquisition, issued to LSTI, less the 182,880 performance shares, and the shares issued to OECI.

     A valuation of LSTI's in-process research and development effort as of the date of acquisition assigned a value of $5,134,920, the full amount of the consideration paid by the Company in its acquisition of LSTI's assets, to the in-process research and development. The Company's management had the primary responsibility for estimating the value of the in-process research and development. Additionally, the value of the shares issued to OECI in consideration of the license agreement was included as part of the valuation of the in-process research and development due to a lack of any use for said licensed technology separate and apart from the technology acquired from LSTI. This allocation represented the estimated fair value based on future cash flows. The value ascribed to in-process research and development at the time of the acquisition reflected the asset's estimated completion percentage of approximately 50%. In accordance with Financial Accounting Standards Boards ("FASB") Interpretation No. 4, "Application of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", the $5,134,920 assigned to the in-process research and development effort, was charged to expense on the date of the acquisition as the development of this project had not yet reached technological feasibility and the research and development had no alternative future uses.

     The Income Approach was the primary technique utilized in valuing the purchased research and development. This approach included, but was not limited to, an analysis of (i) the costs associated with completing the development of the LSTI technology; (ii) the markets for products based on LSTI's technology; (iii) the anticipated cash flows attributable to the development of the LSTI technology and the products to be based on that technology; and (iv) the risks associated with realizing such cash flows. The assumptions underlying the cash flow projections were derived primarily from the business records and plans of the Company and LSTI, investment banking reports, independent analyst reports, and discussions with the management of LSTI. Basic financial assumptions, such as revenue growth and profitability, were compared to published results of public companies for similar activities, as well as industry analyst reports, to test the reasonableness of the assumptions.

                           BIOLASE TECHNOLOGY, INC.
                                AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       December 31, 1998, 1997 And 1996

                                -------------

3.   Acquisition of Laser Skin Toner, Inc., Continued:

     The values assigned to this asset as of the date of the acquisition were determined by identifying significant research elements for which technological feasibility had not been established. In the case of LSTI, this included the development, prototyping, and testing activities associated with the creation of the proprietary laser-based skin resurfacing system, a new laser system for the field of aesthetic skin rejuvenation. Valuation of development efforts in the future has been excluded from the research and development appraisal.

     At the date of acquisition, the nature of the efforts to develop the acquired in-process technology into a technologically and commercially viable product related to the completion of all planning, designing, prototyping, and FDA approval activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements.

     The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

     Revenue growth estimates were developed by management and based on an assessment of the industry. The preponderance of future revenues was expected to originate from the sale of products yet to be completed. At the date of acquisition, management believed that sales of the new laser system, if successfully completed, would have begun as early as the first quarter of 1999. Revenues were estimated to continue to climb in 2000 and 2001 and, after the peak in 2001, revenues for the in-process project were expected to decline for the next two years.

     Cost of goods sold for the project was expected at the date of acquisition to be comparable to percentages reported by similar public companies. These estimates were determined through management's expectations regarding the needed production costs anticipated to produce the laser system. Selling, general and administrative expenses and profitability estimates at the date of acquisition were determined by management forecasts, and these expenses were projected to be approximately 50% of revenue in 1999 and approximately 40% thereafter. Research and development expenses for the in-process project at the date of acquisition were expected to total approximately $2,000,000 as the Company brought the project to technological feasibility.

     The projections utilized in the transaction pricing and purchase price allocation analysis excluded the potential synergistic benefits related specifically to the Company's ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for LSTI was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 50% was used to discount cash flows from the in-process product. This discount rate was commensurate with LSTI's market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render even LSTI's development stage technologies obsolete.

     The Company believed that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition but were inherently uncertain. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projections, will transpire as estimated. For these reasons, actual results may vary significantly from those utilized in the forecasts.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         December 31, 1998, 1997, And 1996

                              -----------------




10.  Income Taxes:

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 1998, 1997 and 1996:

                                                                 1998         1997      1996
                                                                 ----         ----      ----
Current:
   Federal                                                      $  -         $  -       $  -
   State                                                         1,600        1,600      1,600
                                                                 -----        ------     -----
                                                                 1,600        1,600      1,600
Deferred:
   Federal                                                         -            -          -
   State                                                           -            -          -
                                                                ------       ------     ------
                                                                $1,600       $1,600     $1,600
                                                                ======       ======      =====


    The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

    The effects of temporary differences which give rise to the deferred tax provision at December 31, 1998, 1997 and 1996 consist of:

                                                           1998                    1997                   1996
                                                           ----                    ----                   -----
    Property and equipment                                ($41,135)          $   (25,726)           $    20,796
    Research and development                                47,883               222,978                   -
    Reserves not currently deductible                     (175,348)              129,170                (89,418)
    Inventories                                             15,155                 7,542                 (7,925)
    State taxes                                               -                     -                      (226)
    Net operating losses                                 2,172,161               990,372              1,462,117
                                                     -------------           ------------           -----------
                                                         2,018,716              1,324,336             1,385,344
    Change in valuation allowance                       (2,018,716)            (1,324,336)           (1,385,344)
                                                     -------------           ------------           -----------
        Total                                        $       -               $       -              $      -
                                                     =============           ============           ===========

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


11.  Business Segment And Sales Concentrations:

     In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Statement was effective December 31, 1998 and has been adopted for all periods presented.

     The Company operates in one primary segment, Laser division, and one ancillary segment, Endodontic division. The Laser division includes all of the Company's core technologies, research and development expenditures and substantially all operating activity. Revenues generated by the Laser division are principally sales of the Millennium(TM) laser based system. The Company maintains the Endodontic division primarily as an ancillary business to service recurring customers. The accounting policies of each of the divisions are the same as describe in Note 1.

     The table below presents information about the two divisions for the years ended December 31, 1998, 1997 and 1996:

                                         Revenues                                 Operating income (loss)
                        -------------------------------------------   ------------------------------------------------
                            1998           1997           1996             1998            1997             1996
                        -------------  -------------  -------------   ---------------  --------------   --------------
Laser Division           $ 1,202,425    $ 1,398,127      $ 290,432     $ (10,357,188)   $ (2,971,943)    $ (2,647,033)
Endodontic Division          262,766        388,158        401,397            35,162         (27,110)         158,041
                        -------------  -------------  -------------   ---------------  --------------   --------------

Consolidated revenues
  and operating loss     $ 1,465,191    $ 1,786,285      $ 691,829       (10,322,026)     (2,999,053)      (2,488,992)
                        =============  =============  =============

Interest income                                                               57,591         184,245           30,142
Interest expense                                                             (81,634)         (9,102)          (4,409)
                                                                      ---------------  --------------   --------------

Net loss                                                               $ (10,346,069)   $ (2,823,910)    $ (2,463,259)
                                                                      ===============  ==============   ==============



                                          Assets
                        -------------------------------------------
                            1998           1997           1996
                        -------------  -------------  -------------

Laser Division           $ 3,762,190    $ 3,294,833    $ 4,492,846
Endodontic Division          149,182        101,159        196,498
                        -------------  -------------  -------------


Consolidated assets      $ 3,911,372    $ 3,395,992    $ 4,689,344
                        =============  =============  =============

     During the years ended December 31, 1998, 1997 and 1996 depreciation and amortization was $94,156, $105,649 and $149,746 and capital expenditures were $299,925, $90,523 and $54,808, respectively, which relate solely to the Laser division.

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