Form 10-Q/A
period 1999-03-31
BIOLASE TECHNOLOGY INC
filed 1999-08-09
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q/A
                                Amendment No. 1

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

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired related primarily to the proprietary in-process laser-based technology being developed by LSTI for non invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how.

     The in-process laser system technology acquired by the Company from LSTI consists of six critical components: (1) a coupling system; (2) a pneumatic control system; (3) a distal end; (4) packaging/cabinetry; (5) a pharmaceutical membrane; and (6) FDA clearance. Each of these components were estimated to require additional research and development efforts, as set forth below:

          Coupling System.  The coupling system involves integration of the
          ---------------
     laser receptacle, proximal end of the fiber, the fiber and jacket, the hand piece and the wand of the laser system, and allows the transfer of power through each phase of the laser. The transfer of power from the laser to the fiber delivery system and ultimately to the device that touches the patient's face (the distal end) involves linking different technologies; it also requires further development of the LSTI "SmartConnect" technology, which is intended to assure the appropriate therapeutic dose of laser energy and to monitor skin contraction during the procedure. Management had estimated at the time of acquisition that this component was less than 50% complete and would require the efforts of two mechanical engineers and one electrical engineer for three months, estimated at a cost of $70,000, to bring it to the production phase. In addition, the Company estimated at the time of acquisition that it would be required to incur $350,000 of non-recurring engineering fees for an original equipment manufacturer to provide the customized power source for the laser.

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

          Distal End.  The distal end of the laser system will provide the
          ----------
     surgeon with control while housing all of the electronics needed to deliver the correct amount of power and pulse duration. At the time of acquisition, it was contemplated that the laser system would initially include three distal ends, each tailored for different sized wrinkles located on different parts of the body. At that time, it was also anticipated that three additional distal ends would be made available in the second half of 1999. Management of the Company had estimated at the time of acquisition that development of the distal end was then less than 40% complete. Completion of the initial three distal ends was estimated at the time of acquisition to require the efforts of two optical engineers for approximately three months, with an additional four months required for the remaining three distal ends. Estimated costs to complete this portion of the project were estimated at the time of acquisition to be $138,000.

          Packaging/Cabinetry.  The packaging/cabinetry of the laser will
          -------------------
     provide the housing or outer surface for the entire system. This housing can be quite elaborate and may be comprised of different types of metal or plastic. Management believes that this component of the system is the only one that will not require the development of technology in order to complete; however, the design of the packaging/cabinetry is required to ensure an efficient, aesthetically pleasing medical devise for the practitioner. The Company estimated at the time of acquisition that completion of this portion of the project would require the efforts of two engineers for approximately ten and one-half months at an estimated cost of $259,000.

          Pharmaceutical Membrane.  LSTI contemplated that pharmaceutical
          -----------------------
     membranes would be applied to the patient for a 90-day period after the resurfacing procedure. The membranes would carry an active pharmaceutical agent employing a specific concentration, mix and delivery of an anti-inflammatory agent, various anti-oxidants and a neo-collagen-promoting agent. At the time of the acquisition, the pharmaceutical membrane was in the initial phase of development. Significant tasks remaining at the time of acquisition included integration of the chemicals and membrane material, which had never before been accomplished, and design, development and integration of a time release system to be incorporated with the membrane system. Non-recurring engineering related the membranes was estimated at the time of acquisition to cost approximately $350,000 to $450,000, with an additional $50,000 to $75,000 for each of four clinical trials then expected. Management estimated at the time of acquisition that completion of this portion of the project would require approximately seven and one-half months of full-time effort by one engineer at an estimated cost of $40,000.

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


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation


Date:  August 9, 1999               /s/ Jeffrey W. Jones
       --------------               ----------------------------------------
                                    Jeffrey W. Jones
                                    President & Chief Executive Officer