Form 10-Q
period 1999-06-30
BIOLASE TECHNOLOGY INC
filed 1999-08-20
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999
                                                             -----------------

[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _______to ______

                            Commission File Number
                                    0-19627
                                    -------


                           BIOLASE TECHNOLOGY, INC.
            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                        87-0442441
(State or other Jurisdiction of                      I.R.S. Employer
 Incorporation or Organization)                      Identification No.)



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
                                 Yes   X     No___
                                      ---


          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                           17,728,213
-----------------------------                  ----------------------------
      Title Class                              Number of Shares Outstanding
                                               at August 13, 1999

                           BIOLASE TECHNOLOGY, INC.

                                                                     Page Number
                                                                     -----------
PART 1.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements:

                      Consolidated Condensed Balance Sheets               3

                      Consolidated Condensed Statements
                       of Operations                                      4

                      Consolidated Condensed Statement
                       of Stockholders' Equity                            5

                      Consolidated Condensed Statements
                       of Cash Flows                                      6

                      Notes to Consolidated Condensed
                       Financial Statements                               7

          ITEM 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      10

          ITEM 3.   Quantitative and Qualitative
                      Disclosures about Market Risk                      18

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                    18

          ITEM 2.   Changes in Securities                                18

          ITEM 3.   Defaults Upon Senior Securities                      18

          ITEM 4.   Submission of Matters to a Vote of Security
                      Holders                                            18

          ITEM 5.   Other Information                                    19

          ITEM 6.   Exhibits and Reports on Form 8-K                     19

SIGNATURE PAGE                                                           20

                         PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         June 30, 1999   December 31, 1998
                                                                          (Unaudited)
                                                                         -------------   -----------------
Assets:
Current assets:
  Cash and cash equivalents                                                $ 1,750,527        $    424,539
  Marketable securities                                                              -             251,485
  Accounts receivable, less allowance of $118,511 in 1999
   and $118,015 in 1998                                                        754,386             563,236
  Inventories, net of reserves of $271,694 in 1999 and 1998                  1,552,227           1,930,117
  Prepaid expenses and other current assets                                    233,422             168,725
                                                                         -------------   -----------------

     Total current assets                                                    4,290,562           3,338,102


Property and equipment, net                                                    397,964             407,142
Patents, trademarks and licenses, less accumulated
 amortization of $139,877 in 1999 and $129,312 in 1998                         141,538             147,199
Other assets                                                                    18,929              18,929
                                                                         -------------   -----------------

     Total assets                                                          $ 4,848,993        $  3,911,372
                                                                         =============   =================

Liabilities and Stockholders' Equity:
Current liabilities:
  Line of credit                                                           $ 1,341,925        $  1,705,025
  Accounts payable                                                             700,097             806,335
  Accrued expenses                                                           1,014,213             701,016
  Accrued costs related to dissolution of foreign subsidiary                    10,514              37,144
                                                                         -------------   -----------------

     Total current liabilities                                               3,066,749           3,249,520
                                                                         -------------   -----------------

Stockholders' equity:
  Preferred stock, par value $.001, 1,000,000 shares authorized:
     no shares issued and outstanding in 1999 or 1998                                -                   -
  Common stock, par value, $.001, 50,000,000 shares
     authorized, issued 17,504,207 in 1999  and 16,312,007 in 1998
     (after deducting 182,880 of escrow shares in 1999 and 1998)                17,504              16,312
  Additional paid-in capital                                                41,649,556          38,614,948
  Accumulated deficit                                                      (39,884,816)        (37,969,408)
                                                                         -------------   -----------------

     Net stockholders' equity                                                1,782,244             661,852
                                                                         -------------   -----------------

     Total liabilities and stockholders' equity                            $ 4,848,993        $  3,911,372
                                                                         =============   =================

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended                Six Months Ended
                                                             June 30,                        June 30,
                                                   -------------------------        -------------------------
                                                        1999         1998               1999        1998
                                                        ----         ----               ----        ----
Sales                                              $ 1,406,255   $   236,087        $ 3,192,238   $   498,617
Cost of sales                                          847,127       263,061          1,835,969       501,168
                                                   -----------   -----------        -----------   -----------

     Gross profit (loss)                               559,128       (26,974)         1,356,269        (2,551)
                                                   -----------   -----------        -----------   -----------

Operating expenses:
 Sales and marketing                                   612,475       267,488          1,146,795       572,747
 General and administrative                            702,059       480,190          1,137,754       733,970
 Engineering and development                           488,552       434,921            960,067       708,851
                                                   -----------   -----------        -----------   -----------

     Total operating expenses                        1,803,086     1,182,599          3,244,616     2,015,568
                                                   -----------   -----------        -----------   -----------

     Loss from operations                           (1,243,958)   (1,209,573)        (1,888,347)   (2,018,119)

Other income (expense)
 Interest income                                        20,539        15,675             24,054        21,132
 Interest expense                                      (22,133)       (9,253)           (51,115)      (35,275)
                                                   -----------   -----------        -----------   -----------

     Net loss                                      $(1,245,552)  $(1,203,151)       $(1,915,408)  $(2,032,262)
                                                   ===========   ===========        ===========   ===========

Loss per share - basic and diluted                 $     (0.07)  $     (0.08)       $     (0.11)  $     (0.15)
                                                   ===========   ===========        ===========   ===========

Weighted average shares outstanding                 17,483,771    14,163,487         16,952,192    13,742,334
                                                   ===========   ===========        ===========   ===========

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                        Additional                              Net
                                        Preferred Stock       Common Stock                 Paid-in      Accumulated   Stockholders'
                                        Shares      Amount    Shares      Amount           Capital          Deficit          Equity
                                        ------      ------    ------      ------        ----------      -----------   -------------
Balance at January 1, 1999                 -        $    -     16,312,007  $  16,312     $ 38,614,948    ($37,969,408) $    661,852

Private placement of common stock          -             -     1,116,000      1,116        2,746,884           -          2,748,000

Issuance of stock and warrants             -             -        64,800         65          176,904           -            176,969
for earned services

Exercise of stock options                  -             -        11,400         11           17,089           -             17,100

Extension of stock options                 -             -             -          -           93,731           -             93,731

Net loss                                   -             -             -          -                -      (1,915,408)    (1,915,408)
                                        -------------------------------------------------------------------------------------------
Balance at June 30, 1999                   -        $    -    17,504,207   $  17,504    $ 41,649,556    ($39,884,816)  $  1,782,244
                                        ===========================================================================================

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                      ------------------------------------
                                                                           1999                  1998
                                                                           ----                  ----
Cash flows from operating activities:
Net loss                                                              $  (1,915,408)         $  (2,032,262)
Adjustments to reconcile net loss to net cash used by
 operating activities:
     Depreciation and amortization                                           58,629                 46,207
     Issuance of common stock and warrants for earned services              176,969                 32,063
     Extension of stock options                                              93,731                      -
     Provision for bad debts                                                    496                 69,123
     Provision for inventory write-off                                       44,000                      -

     Changes in operating assets and liabilities:
       Accounts receivable                                                 (191,646)               715,156
       Inventories                                                          333,890               (723,143)
       Prepaid expenses and other current assets                            (64,697)              (184,409)
       Accounts payable                                                    (106,238)              (250,772)
       Accrued expenses                                                     313,197                146,328
       Accrued costs related to dissolution of foreign subsidiary           (26,630)                  (925)
                                                                      -------------          -------------

       Net cash used by operating activities                             (1,283,707)            (2,182,634)
                                                                      -------------          -------------
Cash flows from investing activities:
Sale of marketable securities                                               251,485                869,159
Purchase of marketable securities                                                 -             (2,525,000)
Additions to property and equipment                                         (38,886)               (47,583)
Additions to patents, trademarks and licenses                                (4,904)               (63,877)
                                                                      -------------          -------------

       Net cash provided (used) by investing activities                     207,695             (1,767,301)
                                                                      -------------          -------------
Cash flows from financing activities:
Borrowings under line of credit                                             184,000                860,958
Payments of line of credit                                                 (547,100)                     -
Proceeds from issuance of common stock, net                               2,748,000              3,592,800
Proceeds from exercise of stock options                                      17,100                 46,425
                                                                      -------------          -------------

       Net cash provided by financing activities                          2,402,000              4,500,183
                                                                      -------------          -------------
Increase (decrease) in cash and cash equivalents                          1,325,988                550,248
Cash and cash equivalents at beginning of period                            424,539                213,074
                                                                      -------------          -------------

Cash and cash equivalents at end of period                            $   1,750,527          $     763,322
                                                                      =============          =============

Supplemental cash flow disclosure:
     Cash paid during the period for interest                         $      55,880          $      35,275
                                                                      =============          =============

    See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999


Note 1
------

     The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of June 30, 1999 and the results of operations for the three and six-month periods then ended.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $10,346,069, $2,823,910 and $2,463,259 for the years ended December 31, 1998, 1997 and 1996, respectively, and net losses of $1,245,552 and $1,915,408 for the three and six-month periods ended June 30, 1999, respectively, and has an accumulated deficit of $39,884,816 at June 30, 1999. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company's business focuses on and is expected to continue to focus on the manufacturing and marketing of its Er,Cr:YSGG HydroKinetic(TM) laser-based tissue cutting system, the Millennium(TM), initially for applications in the field of dentistry.

     Financing the operations of the Company and the development of laser-based medical dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1998, the Company has raised approximately $8,713,000 of equity funds. During the first quarter of 1999, the Company raised an additional $2,748,000, after commission and expenses, in equity funds.

     The Company believes that its clearance to market its Millennium(TM) system for certain dental hard tissue procedures in the United States should contribute to the Company's ability to generate working capital through higher sales volume and associated increased gross profits. However, management believes that the Company will require significant capital resources during 1999 to fund its present operations, to fund efforts directed towards further extensions and refinements of existing products, and to fund continuing research and development activities. Combined with the capital obtained during the first quarter of 1999 through the issuance of common stock, the Company expects to generate the necessary resources to continue with its 1999 business plan through the sales of its products. Should its current operations fall short of providing such resources, the Company would need to obtain the necessary capital resources through other sources such as debt or equity financing. No assurances can be given, however, that the Company will be able to achieve and sustain profitability or have other sources available to provide the capital resources necessary to continue its operations. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's consolidated condensed financial statements have been prepared under the assumption of a going concern. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

     Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, for the year ended December 31, 1998.

Note 2
------

     Inventories, net of reserves,                 June 30, 1999      December 31, 1998
consist of the following:                           (unaudited)
                                                   -------------     ------------------
Raw materials                                        $ 1,069,194         $ 1,372,172
Work-in-process and subassemblies                        459,201             183,889
Finished goods                                            23,832             374,056
                                                     -----------      --------------

                                                     $ 1,552,227         $ 1,930,117
                                                     ===========      ==============

Note 3
------

     Property and equipment,                       June 30, 1999      December 31, 1998
at cost, consist of the following:                  (unaudited)
                                                   -------------      -----------------
Leasehold improvements                               $   170,927         $   170,927
Equipment and computers                                1,038,932           1,001,263
Furniture and fixtures                                   200,805             199,588
Demonstration units                                      247,354             247,354
                                                     -----------      --------------

                         Total cost                    1,658,018           1,619,132

Less, accumulated depreciation and amortization       (1,260,054)         (1,211,990)
                                                     -----------      --------------

                                                     $   397,964         $   407,142
                                                     ===========      ==============

Note 4
------

     Accrued expenses consist
of the following:                June 30, 1999    December 31, 1998
                                  (unaudited)
                                 -------------    -----------------
Accrued payroll and benefits        $  356,851           $152,124
Accrued professional fees               62,342             89,124
Accrued legal costs                    169,000            144,166
Accrued warranty                        86,200             40,315
Other                                  339,820            275,287
                                    ----------           --------

                                    $1,014,213           $701,016
                                    ==========           ========

Note 5
------

     Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Potential common stock, which consists of stock options and warrants, has been excluded from per share calculations, as the effect of the assumed exercise of this potential common stock is anti-dilutive at June 30, 1999 and 1998.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------


Qualifying Statement With Respect To Forward-Looking Information:

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of the Company and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected the Company's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Quarterly Report on Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.

     The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

Results of Operations - Three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998:

     Sales for the three months ended June 30, 1999 were $1,406,255 compared to $236, 087 for the same period in 1998, an increase of $1,170,168. The increase in sales reported for the second quarter of 1999 compared to the same period in 1998 was due principally to increases in sales of the Company's Millennium(TM) HydroKinetic laser system. While sales of the Company's laser-based systems in the second quarter of 1999 exceeded those reported in the same period of 1998, such sales were lower than anticipated and less than those of the first quarter of 1999 due principally to problems associated with certain supplier component changes and deficiencies. These supplier related component changes and deficiencies required the Company to redesign certain subassemblies to accommodate available components. Certain residual effects of the supplier deficiencies are expected to carry into the first part of the third quarter of 1999; however, such supplier deficiencies are expected to be fully resolved during such quarter with 1999 third quarter sales expected to surpass those reported during the second quarter of 1999.

     During the second quarter of 1999, the Company announced an exclusive distribution agreement with a home-consumer product distributor to manufacture and market the Company's LazerSmile Tooth Whitening product under the name IGEA LazerWhite Tooth Whitening System. The agreement provides for a royalty to be paid to the Company and includes a minimum annual sales quota of 500,000 units. The Company has received certain prepaid royalties and anticipates recognition of such royalties as revenue to commence in the latter part of the third quarter of 1999.

     Cost of sales as a percentage of sales improved to 60%, or $847,127, during the second quarter of 1999 compared to 111%, or $263,061, reported for the comparable period in 1998. The increase of $584,066 from the three months ended June 30, 1998 to the three months ended June 30, 1999 was due principally to the increased sales volume combined with increased indirect expenses reflecting the Company's present growth, partially offset by improved production efficiencies. The improvement in cost of sales as a percentage of sales during the second quarter of 1999 compared to the same period in 1998 was a result of higher sales, which also permitted fixed manufacturing costs to be spread over a higher volume of goods manufactured.

     Gross profit increased $586,102 to $559,128 during the three months ended June 30, 1999 from the gross loss of $26,974 reported for the comparable period in 1998 due principally to the increase in sales and an improved absorption rate of fixed overhead costs. The gross profit improvement also reflects the inclusion in 1999 of cost-effective features designed into the Company's flagship product, the Millennium(TM).

     Operating expenses increased $620,487 during the three months ended June 30, 1999 compared to the same period in 1998 reflecting increases in (i) sales and marketing expenses of $344,987, (ii) general and administrative expenses of $221,869, and (iii) engineering and development expense of $53,631. The net increase in sales and marketing expense was due principally to variable selling costs related to the increased sales level, an increase in the Company's sales infrastructure and the Company's increased participation at professional trade shows, both nationally and internationally. The $221,869 increase in general and administrative expense included a non-recurring expense of $110,462 associated with a severance agreement, of which, $93,731 was non-cash related, increases in the Company's staffing and related personnel expenses, and increases in various professional and administrative costs related to the Company's growth. The increase in engineering and development expense of $53,631 included a non-recurring, non-cash charge of $60,938 related to a consulting arrangement and increases in (i) employee related expenses associated with increased engineer staffing and (ii) engineering project expenses related to existing product redesigns and enhancements and development of new products. These increases to engineering and development expense were significantly offset by the absence in the second quarter of 1999 of clinical trial and regulatory expenses.

     Interest income for the three months ended June 30, 1999 increased $4,864 compared to the same period in 1998, while interest expense increased $12,880 during the 1999 period as compared to 1998. The increase in interest expense was due principally to a higher average outstanding balance under the Company's line of credit during the second quarter of 1999 compared to 1998, with slightly higher interest rates experienced in 1999 versus 1998.

     The Company's net loss increased from $1,203,151, or $0.08 per share, for the three months ended June 30, 1998 to $1,245,552, or $0.07 per share, for the same period in 1999. The decrease in the per share loss from 1998 to 1999 is due to a 23% increase in the weighted average number of shares outstanding.


Results of Operations - Six-month period ended June 30, 1999 as compared to the six-month period ended June 30, 1998:

     Sales during the first six months of 1999 were $3,192,238 compared to $498,617 for the same period in 1998, an increase of $2,693,621. The increase was due principally to increases in sales of the Company's Millennium(TM) HydroKinetic laser system.

     Cost of sales as a percentage of sales improved to 58%, or $1,835,969, during the first half of 1999 compared to 101%, or $501,168, reported for the comparable period in 1998. The increase of $1,334,801 from the six months ended June 30, 1998 to the six months ended June 30, 1999 was due principally to increased sales volume combined with increased indirect expenses reflecting the Company's present growth, partially offset by improved production efficiencies. The improvement in cost of sales as a percentage of sales during the first half of 1999 compared to the same period in 1998 was a result of higher sales, which also permitted fixed manufacturing costs to be spread over a higher volume of goods manufactured.

     Gross profit for the first half of 1999 increased to $1,356,269, or 42% of sales, from a gross loss of $2,551 reported for the same period in 1998. The increase is due principally to increased sales and an improved absorption rate of fixed overhead costs, as well as the inclusion in 1999 of cost-effective features designed into the Company's flagship product, the Millennium(TM).

     Operating expenses for the first half of 1999 were $3,244,616 compared to $2,015,568 reported for the first half of 1998, an increase of $1,229,048. Sales and marketing expense increased $574,048 due principally to increased variable selling costs related to the higher sales level, an increase in the Company's sales infrastructure, increased participation at professional trade shows, both nationally and internationally, and increased costs in advertising of the Company's Millennium(TM) system. General and administrative expense increased $403,784 and included a non-recurring charge of $129,981, of which $93,731 was non-cash related, associated with a severance agreement. The other significant items associated with the increase to general and administrative expense were increases in staffing and related personnel expenses combined with increases in various professional and administrative costs related to the Company's growth. Research and development expense increased $251,216 and included a non-recurring, non-cash charge of $100,781 related to a consulting arrangement. Remaining significant components of the increase to engineering and development expense were increases in engineering project expenses related to existing product redesigns and enhancements and development of new products. These increases to engineering and development expense were significantly offset by the absence in the first half of 1999 of clinical trial and regulatory expenses incurred during the second quarter of 1998.

     Interest income for the first half of 1999 was comparable to the same period in 1998 while interest expense increased $15,840 from that reported during the same period in 1998. The increase in interest expense was due principally to a higher average outstanding balance under the Company's line of credit during the first half of 1999 compared to 1998, with slightly higher interest rates experienced in 1999 versus 1998.

     The Company's net loss decreased to $1,915,408, or $0.11 per share, for the first half of 1999 compared to $2,032,262, or $0.15 per share, for the first half of 1998. The reduction in the per share loss for the first half of 1999 was enhanced by a 23% increase in weighted average shares outstanding.


Acquisition of Laser Skin Toner, Inc.

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

     The Company has since determined that it is in the best interests of its stockholders to continue its focus on the marketing and further enhancement of products embodying its HydroKinetic(TM) technology, including its Millennium(TM) system, and not to further develop the LSTI technology.

     The Company's efforts devoted to the LSTI technology since the date of acquisition have not provided a basis for the Company either to revise or to validate its estimates made at the time of acquisition regarding the time and resources required to complete the development of the LSTI technology.


Financial Condition

     Cash and cash equivalents increased from $424,539 at December 31, 1998 to $1,750,527 at June 30, 1999 principally as a result of a private placement of Company common stock and stock purchase warrants in March 1999 that generated net proceeds of $2,748,000 and the sale of $251,485 of marketable securities. These increases in cash and cash equivalents were offset primarily by cash used in operating activities aggregating $1,283,707, capital expenditures of $38,886 and a net $363,100 reduction in the balance outstanding under a bank line of credit.

     Marketable securities decreased $251,485 from December 31, 1998 to June 30, 1999 as a result of the sale of the securities, with the proceeds being placed in a money market account that is classified as a cash equivalent.

     Accounts receivable increased $191,150 from the $563,236 reported at December 31, 1998 to $754,386 at June 30, 1999. The increase is due principally to orders shipped at the end of June 1999 for which payments were received in July 1999.

     Inventories at June 30, 1999 were $1,552,227 compared to $1,930,117 at December 31, 1998, a decrease of $377,890. The decrease was due principally to the Company's use of higher levels of inventory. The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once productions and deliveries of Millennium(TM) systems are normalized.

     Prepaid expenses and other current assets at June 30, 1999 were $64,697 higher than those at December 31, 1998, reflecting increases in prepaid conventions related to future dental shows and prepaid expenses associated with relocation costs of certain employees.

     Current liabilities decreased $182,771 from December 31, 1998 to June 30, 1999, due principally to net repayments made on a line of credit amounting to $363,100 and reductions in accounts payable of $106,238, offset principally by a $313,197 increase in accrued expenses. The increase in accrued expenses consists principally of increases in (i) employee related expenses due to the Company's 1999 change in its payroll cycle and (ii) other accrued expenses associated with the Company's growth.

     Capital expenditures during the first half of 1999 totaled $38,886 related primarilly to the purchase of personal computers to accommodate the increase in personnel at the Company. Patents, trademarks and licenses were comparable to those reported at December 31, 1998, less normal amortization for the first half of 1999.

     Stockholders' equity increased $1,120,392 to $1,782,244 at June 30, 1999 from $661,852 at December 31, 1998 due principally to net proceeds of $2,748,000 received from a private placement in March, 1999, offset by the 1999 six-month loss of $1,915,408.


Liquidity and Capital Resources

     The Company's business now focuses on and is expected to continue to focus on the manufacturing and marketing of its Er,Cr:YSGG HydroKinetic(TM) tissue cutting system, the Millennium(TM), initially for applications in the field of dentistry.

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

     The Company's increased sales of its Millennium(TM) system for certain dental hard and soft tissue procedures in the United States should contribute to the Company's ability to generate working capital through higher sales volume and associated increased gross profits. However, management believes that the Company will require significant capital resources during 1999 to fund its present operations, to fund efforts directed towards further extensions and refinements of existing products, and to fund continuing research and development activities. Combined with the capital generated from the issuance and sale of securities, the Company expects to generate the necessary resources to continue with its 1999 business plan through the sales of its products. Should its current operations fall short of providing such resources, the Company would need to obtain the necessary capital resources through other sources such as debt or equity financing. No assurances can be given, however, that the Company will be able to achieve and sustain profitability or have other sources available to provide the capital resources necessary to continue its operations. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statements have been prepared under the assumption of a going concern. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

     At June 30, 1999, the Company had $1,341,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 1999, by which time the Company hopes to negotiate a renewal of the present line with its present bank or establish a replacement line with another bank. The Company will be required to renew, pay off or refinance the existing line of credit by December 1, 1999. No assurances can be given that the Company will be able to renew or refinance the line of credit or that the terms on which it may be able to renew or refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to renew or refinance and therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     The Company is presently continuing its analysis of its computer software and hardware requirements. Included among the software to be purchased would be a new accounting system that, unlike the present system, would be Year 2000 compliant. The Company's present software and hardware is personal computer based and is unaltered from its original purchased state except for those upgrades offered by the suppliers of such software. The Company has received assurances from the suppliers of the software it employs, other than the accounting system software, that such software is Year 2000 compliant. The Company intends to obtain certification that any computer software and hardware purchased in 1999 is Year 2000 compliant. The Company does not believe that its insistence upon Year 2000 compliant hardware or software will materially increase the cost of any hardware or software acquired. Should the Company be unable to obtain Year 2000 compliant software or hardware, the worst case scenario would require the Company to transition to a manual financial reporting and information gathering system.

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

     None


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     None


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Following are the results of matters submitted to a vote at the Annual Meeting of Stockholders held May 25, 1999:

     (1) The election of the following individuals to the Company's Board of Directors, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:


                                        Votes For      Votes Withheld
                                        ---------      --------------

Federico Pignatelli                     7,374,171         1,418,830
George V. d'Arbeloff                    7,393,671         1,399,330
William A. Owens                        7,563,337         1,229,664
Jeffrey W. Jones                        7,394,171         1,398,830
Other                                     715,060                 -

     (2) The approval of the Company's 1998 Stock Option Plan. The number of votes cast for were 5,069,421; votes cast against were 1,308,139; abstentions were 762,508; and there were 2,367,993 broker non-votes.

     (3) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 1999.

          The number of votes cast for were 8,640,674; votes cast against were 125,379; and 742,008 votes abstained.


Item 5.  Other Information.
---------------------------

     The deadline for submission of stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 2000 Annual Meeting of Stockholders is December 14, 1999. After March 6, 2000, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of the Company for its 2000 Annual Meeting of Stockholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.


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



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation


Date:   August 20, 1999             /s/ Jeffrey W. Jones
      --------------------          --------------------
                                    Jeffrey W. Jones
                                    President & Chief Executive Officer




Date:   August 20, 1999             /s/ Stephen R. Tartamella
      --------------------          -------------------------
                                    Stephen R. Tartamella
                                    Vice President & Chief Financial Officer