Form 10-Q
period 1999-09-30
BIOLASE TECHNOLOGY INC
filed 1999-11-15
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999
                                                          ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________


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
                                 Yes  X     No
                                    -----     -----


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                            17,732,565
-----------------------------                     ----------------------------
       Title Class                                Number of Shares Outstanding
                                                  at November 10, 1999

                           BIOLASE TECHNOLOGY, INC.


                                                                     Page Number
                                                                     -----------
PART 1.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements:

                        Consolidated Condensed Balance Sheets              3

                        Consolidated Condensed Statements
                        of Operations                                      4

                        Consolidated Condensed Statement
                        of Stockholders' Equity                            5

                        Consolidated Condensed Statements
                        of Cash Flows                                      6

                        Notes to Consolidated Condensed
                        Financial Statements                               7

         ITEM 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         9

         ITEM 3.    Quantitative and Qualitative
                     Disclosures about Market Risk                        15


PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings                                     16

         ITEM 2.    Changes in Securities                                 16

         ITEM 3.    Defaults Upon Senior Securities                       16

         ITEM 4.    Submission of Matters to a Vote of Security
                    Holders                                               16

         ITEM 5.    Other Information                                     16

         ITEM 6.    Exhibits and Reports on Form 8-K                      16


SIGNATURE PAGE                                                            17

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           September 30, 1999    December 31, 1998
                                                                               (Unaudited)
                                                                              -------------        ------------
Assets:
Current assets:
   Cash and cash equivalents                                               $      1,375,926       $        424,539
   Marketable securities                                                                  -                251,485
   Accounts receivable, less allowance of $118,511 in 1999
     and $118,015 in 1998                                                           812,886                563,236
   Inventories, net of reserves of $275,873 in 1999 and $271,694 in 1998            985,199              1,930,117
   Prepaid expenses and other current assets                                        163,245                168,725
                                                                           ----------------      -----------------
       Total current assets                                                       3,337,256              3,338,102

Property and equipment, net                                                         378,497                407,142
Patents, trademarks and licenses, less accumulated
   amortization of $145,577 in 1999 and $129,312 in 1998                            132,658                147,199

Other assets                                                                         36,354                 18,929
                                                                           ----------------      -----------------

       Total assets                                                        $      3,884,765       $      3,911,372
                                                                           ================      =================
Liabilities and Stockholders' Equity:
Current liabilities:
   Line of credit                                                          $      1,341,925       $      1,705,025
   Accounts payable                                                                 473,381                806,335
   Accrued expenses                                                               1,083,250                701,016
   Accrued costs related to dissolution of foreign subsidiary                         9,231                 37,144
                                                                           ----------------      -----------------
      Total current liabilities                                                   2,907,787              3,249,520
                                                                           ----------------      -----------------
Stockholders' equity:
   Preferred stock, par value $.001, 1,000,000 shares authorized:
      no shares issued and outstanding in 1999 or 1998                                    -                      -
   Common stock, par value, $.001, 50,000,000 shares
      authorized, issued 17,549,685 in 1999 and 16,312,007 in 1998
      (after deducting 182,880 of escrow shares in 1999 and 1998)                    17,550                 16,312
   Additional paid-in capital                                                    41,717,723             38,614,948
   Accumulated deficit                                                          (40,758,295)           (37,969,408)
                                                                           ----------------      -----------------
      Net stockholders' equity                                                      976,978                661,852
                                                                           ----------------      -----------------
      Total liabilities and stockholders' equity                           $      3,884,765       $      3,911,372
                                                                           ================      =================

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------


                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                       September 30,                    September 30,
                                             --------------------------------   -------------------------------
                                                  1999             1998             1999             1998
                                                  ----             ----             ----             ----
Sales                                        $    2,012,824    $      87,686    $   5,205,062    $     586,303
Cost of sales                                     1,196,822          203,651        3,032,791          704,819
                                             ---------------   --------------   --------------   --------------

        Gross profit (loss)                         816,002         (115,965)       2,172,271         (118,516)
                                             ---------------   --------------   --------------   --------------

Operating expenses:
     Sales and marketing                            723,915          396,704        1,870,710          969,451
     General and administrative                     409,140          405,697        1,546,894        1,139,667
     Engineering and development                    548,355          621,565        1,508,422        1,330,416
     Write-off of purchased research
       and development costs                              -        5,134,920                -        5,134,920
                                             ---------------   --------------   --------------   --------------

        Total operating expenses                  1,681,410        6,558,886        4,926,026        8,574,454
                                             ---------------   --------------   --------------   --------------

        Loss from operations                       (865,408)      (6,674,851)      (2,753,755)      (8,692,970)

Other income (expense)
     Interest income                                 12,157           25,294           36,211           46,427
     Interest expense                               (20,228)         (18,104)         (71,343)         (53,380)
                                             ---------------   --------------   --------------   --------------

        Net loss                             $     (873,479)   $  (6,667,661)   $  (2,788,887)   $  (8,699,923)
                                             ===============   ==============   ==============   ==============

Loss per share - basic and diluted           $        (0.05)   $       (0.41)   $       (0.16)   $       (0.59)
                                             ===============   ==============   ==============   ==============

Weighted average shares outstanding              17,539,808       16,270,717       17,150,216       14,644,727
                                             ===============   ==============   ==============   ==============

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                                    Additional
                                                                      Preferred Stock            Common Stock          Paid-in
                                                                      Shares   Amount         Shares     Amount        Capital
                                                                      ------   ------         ------     ------        -------
     Balance at January 1, 1999                                            -   $    -     16,312,007    $16,312    $38,614,948

     Private placement of common stock                                     -        -      1,116,000      1,116      2,746,884

     Issuance of stock and warrants for earned services                    -        -         64,800         65        176,904

     Exercise of stock options                                             -        -         56,875         57         85,256

     Extension of stock options                                            -        -              -          -         93,731

     Issuance of shares for fractional interest on reverse split           -        -              3          -              -

     Net loss                                                              -        -              -          -              -

                                                                      --------------------------------------------------------

     Balance at September 30, 1999                                         -   $    -     17,549,685    $17,550    $41,717,723
                                                                      ========================================================

                                                                                               Net
                                                                       Accumulated   Stockholders'
                                                                           Deficit          Equity
                                                                           -------          ------
     Balance at January 1, 1999                                       ($37,969,408)    $   661,852

     Private placement of common stock                                           -       2,748,000

     Issuance of stock and warrants for earned services                          -         176,969

     Exercise of stock options                                                   -          85,313

     Extension of stock options                                                  -          93,731

     Issuance of shares for fractional interest on reverse split                 -               -

     Net loss                                                           (2,788,887)     (2,788,887)

                                                                      -----------------------------

     Balance at September 30, 1999                                    ($40,758,295)    $   976,978
                                                                      =============================

    See accompanying notes to consolidated condensed financial statements.

----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                               1999               1998
                                                                               ----               ----
Cash flows from operating activities:
Net loss                                                                   $ (2,788,887)     $ (8,699,923)
Adjustments to reconcile net loss to net cash used by
 operating activities:
   Depreciation and amortization                                                 83,766            65,934
   Issuance of common stock and warrants for earned services                    176,969            63,094
   Extension of stock options                                                    93,731                 -
   Non-cash write-off of purchased research and development costs                     -         5,134,920
   Provision for bad debts                                                          496            69,123
   Provision for inventory write-off                                             48,179                 -

   Changes in operating assets and liabilities:
     Accounts receivable                                                       (250,146)          845,350
     Inventories                                                                896,739        (1,128,031)
     Prepaid expenses and other current assets                                  (11,945)         (483,775)
     Accounts payable                                                          (332,954)          (63,467)
     Accrued expenses                                                           382,234            23,054
     Accrued costs related to dissolution of foreign subsidiary                 (27,913)             (925)
                                                                           ------------      ------------

     Net cash used by operating activities                                   (1,729,731)       (4,174,646)
                                                                           ------------      ------------

Cash flows from investing activities:
Sale of marketable securities                                                   251,485         2,119,159
Purchase of marketable securities                                                     -        (2,525,000)
Additions to property and equipment                                             (38,856)          (87,742)
Additions to patents, trademarks and licenses                                    (1,724)          (63,877)
                                                                           ------------      ------------

     Net cash provided (used) by investing activities                           210,905          (557,460)
                                                                           ------------      ------------

Cash flows from financing activities:
Borrowings under line of credit                                                 184,000         1,082,513
Payments of line of credit                                                     (547,100)                -
Proceeds from issuance of common stock, net                                   2,748,000         3,592,800
Proceeds from exercise of stock options                                          85,313            58,426
                                                                           ------------      ------------

     Net cash provided by financing activities                                2,470,213         4,733,739
                                                                           ------------      ------------

Increase in cash and cash equivalents                                           951,387             1,633
Cash and cash equivalents at beginning of period                                424,539           213,074
                                                                           ------------      ------------

     Cash and cash equivalents at end of period                            $  1,375,926      $    214,707
                                                                           ============      ============

Supplemental cash flow disclosure:
     Cash paid during the period for interest                              $     75,334      $     53,710
                                                                           ============      ============

    See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999


Note 1
------

     The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of September 30, 1999 and the results of operations for the three and nine-month periods then ended.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $10,346,069, $2,823,910 and $2,463,259 for the years ended December 31, 1998, 1997 and 1996, respectively, and net losses of $873,479 and $2,788,887 for the three and nine-month periods ended September 30, 1999, respectively, and has an accumulated deficit of $40,758,295 at September 30, 1999. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company's business focuses on and is expected to continue to focus on the manufacturing and marketing of its Er, Cr:YSGG HydroKinetic(TM) laser-based tissue cutting system, the Millennium(R) initially for applications in the field of dentistry and its recently introduced diode laser systems, the Twilite(TM) and Hylite(TM), also for the field of dentistry.

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

     The Company believes that sales of its Millennium(R) system for certain dental hard tissue procedures coupled with sales from its recently introduced products, the Twilite(TM) and Hylite(TM) soft-tissue diode laser systems, should contribute to the Company's ability to generate working capital through higher sales volume and associated increased gross profits. Combined with the capital obtained during the first quarter of 1999 through the issuance of common stock, the Company expects to generate the necessary resources to continue with its 1999 and 2000 business plans through the sales of its products. Should its current operations fall short of providing such resources, the Company would need to obtain the necessary capital resources through other sources such as debt or equity financing.

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

     Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, for the year ended December 31, 1998.

Note 2
------

     Inventories, net of reserves,                 September 30, 1999   December 31, 1998
consist of the following:                             (unaudited)
                                                      -----------          -----------
Raw materials                                         $   532,929           $ 1,372,172
Work-in-process and subassemblies                         432,847               183,889
Finished goods                                             19,423               374,056
                                                      -----------           -----------

                                                      $   985,199           $ 1,930,117
                                                      ===========           ===========

Note 3
------

     Property and equipment,                       September 30, 1999   December 31, 1998
at cost, consist of the following:                    (unaudited)
                                                      -----------          -----------
Leasehold improvements                                $   170,927           $   170,927
Equipment and computers                                 1,040,816             1,001,263
Furniture and fixtures                                    200,805               199,588
Demonstration units                                       247,354               247,354
                                                      -----------           -----------

                         Total cost                     1,659,902             1,619,132

Less, accumulated depreciation and amortization        (1,281,405)           (1,211,990)
                                                      -----------           -----------

                                                      $   378,497           $   407,142
                                                      ===========           ===========

Note 4
------

     Accrued expenses consist
of the following:                   September 30, 1999   December 31, 1998
                                         (unaudited)
                                         ----------           --------
Accrued payroll and benefits             $  398,204           $152,124
Accrued professional fees                    84,842             89,124
Accrued legal costs                         165,240            144,166
Accrued warranty                            131,000             40,315
Other                                       303,964            275,287
                                         ----------           --------

                                         $1,083,250           $701,016
                                         ==========           ========

Note 5
------

       Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Potential common stock, which consists of stock options and warrants, has been excluded from per share calculations, as the effect of the assumed exercise of this potential common stock is anti-dilutive at September 30, 1999 and 1998.


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


Results of Operations - Three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998:

     Sales for the three months ended September 30, 1999 were $2,012,824 compared to $87,686 for the same period in 1998, an increase of $1,925,138. The increase in sales reported for the third quarter of 1999 compared to the same period in 1998 was due principally to increases in sales of the Company's Millennium(R) HydroKinetic laser system achieved primarily through the Company's increase in its domestic sales force, growing alliances with various international distributors and raising customer awareness of the Company's flagship laser product. 1999 third quarter sales did not include any royalty income from the licensing arrangement of the Company's LazerSmile(TM) tooth whitening technology to a consumer oriented distributor. The one-year exclusive licensing agreement calls for BioLase to receive royalties on a total annual minimum quota of 500,000 units. Advertising of the product under the name of IGEA LazerWhite Tooth Whitening System has been placed in various specialty catalogs and cosmetic publications by the Licensee and the Company has been informed that the creation of a television infomercial is in-process.

     Cost of sales as a percentage of sales improved to 59%, or $1,196,822, during the third quarter of 1999 compared to 232%, or $203,651, reported for the comparable period in 1998. The improvement in cost of sales as a percentage of sales for the third quarter of 1999 compared to the rate for the same period in 1998 was due principally to the increased sales volume combined with improved production efficiencies, partially offset by increased indirect expenses reflecting the Company's present growth.

     Gross profit increased $931,967 to $816,002 during the three months ended September 30, 1999 from a gross loss of $115,965 reported for the comparable period in 1998 due principally to the increase in sales and an improved absorption rate of fixed overhead costs. The gross profit improvement also reflects the inclusion in 1999 of cost-effective features designed into the Company's flagship product, the Millennium(R).

     Operating expenses decreased $4,877,476 to $1,681,410 during the three months ended September 30, 1999 compared to the same period in 1998 due principally to the absence in 1999 of a $5,134,920 write-off of purchased research and development costs present in the same period in 1998. Absent this write-off in 1998, operating expenses for the third quarter of 1999 compared to the same period in 1998 increased $257,444, or 18%, reflecting increases in sales and marketing expenses of $327,211, or 82%, offset by a decrease in engineering and development expenses of $73,210, or 12%, while general and administrative expenses remained similar between the two periods. The increase in sales and marketing expense was due principally to (i) the increased sales level, (ii) an increase in the Company's sales infrastructure and (iii) increased participation at professional trade shows, both nationally and internationally. The decrease in engineering and development expense was due principally to the absence of expenses related to the Company's redesign of the Millennium(R) hand piece present during 1998, partially offset by increases in employee related expenses associated with increased engineering staffing during the third quarter of 1999.

     Interest income for the three months ended September 30, 1999 decreased $13,137 to $12,157 compared to the $25,294 reported for the same period in 1998, due principally to reduced balances in the Company's interest bearing accounts for working capital use. Interest expense had a modest increase of $2,124 to $20,228 during the third quarter of 1999 as compared to the same period in 1998. The increase in interest expense was due principally to slightly higher average balances related to the financing of the Company's commercial insurance premiums in 1999 compared to the same period in 1998.

     The Company's net loss decreased $5,794,182 to $873,479, or $0.05 per share, for the three months ended September 30, 1999 from $6,667,661, or $0.41 per share, for the same period in 1998. The 1998 third quarter loss included a $5,134,920 write-off of purchased research and development costs. Absent this write-off in 1998, comparative results would reflect a $659,262 improvement in the net loss position to $873,479, or $0.05 per share, for the three months ended September 30, 1999 from a comparative net loss of $1,532,741, or $0.09 per share, for the same period in 1998. The reduction in the per share loss for the third quarter of 1999 was enhanced by an 8% increase in weighted average shares outstanding.


Results of Operations - Nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998:

     Sales during the first nine months of 1999 were $5,205,062 compared to $586,303 for the same period in 1998, an increase of $4,618,759. The increase was due principally to increases in sales of the Company's Millennium(R) HydroKinetic laser system.

     During the second quarter of 1999, the Company announced an exclusive distribution agreement with a home-consumer product distributor to manufacture and market the Company's LazerSmile Tooth Whitening product under the name IGEA LazerWhite Tooth Whitening System. The agreement provides for a royalty to be paid to the Company and includes a minimum annual sales quota of 500,000 units. The Company has received certain prepaid royalties against future sales of the LazerWhite system.

     Cost of sales as a percentage of sales improved to 58%, or $3,032,791, during the first nine months of 1999 compared to 120%, or $704,819, reported for the comparable period in 1998. The improvement in cost of sales as a percentage of sales for the first nine months of 1999 compared to the rate for the same period in 1998 was due principally to the increased sales volume combined with improved production efficiencies, partially offset by increased indirect expenses reflecting the Company's present growth.

     Gross profit for the first nine months of 1999 increased to $2,172,271, or 42% of sales, from a gross loss of $118,516 reported for the same period in 1998. The increase is due principally to higher sales volume and an improved absorption rate of fixed overhead costs, as well as the inclusion in 1999 of cost-effective features designed into the Company's flagship product, the Millennium(R).

     Operating expenses for the first nine months of 1999 increased $1,486,492, or 43%, compared to the same period in 1998, absent the write-off of purchased research and development costs recorded in 1998. Sales and marketing expenses during the first nine months of 1999 increased $901,259, or 93%, to $1,870,710 from the $969,451 reported for the same period in 1998, due principally to the significant rise in domestic and international sales volume. General and administrative expense during the first nine months of 1999 increased $407,227, or 36%, to $1,546,894 from $1,139,667 reported during the same period in 1998, due largely to increases in a severance arrangement and employee-related expenses absent during the same period in 1998. Engineering and development expenses increased $178,006, or 13%, to $1,508,422 from the $1,330,416 reported for the same period in 1998. The increase was due principally to higher engineering consulting fees and increased engineering staffing during 1999 to coincide with the Company's present growth.

     Interest income for the first nine months of 1999 was $36,211, a decrease of $10,216, or 22%, from the $46,427 reported for the same period in 1998, while interest expense increased $17,963, or 34%, to $71,343 from the $53,380 reported during the same period in 1998. The decrease in interest income was due to lower average balances of cash and marketable securities during the 1999 period compared to the balances held in interest-bearing accounts during the 1998 period. The increase in interest expense was due principally to higher average outstanding balances under the Company's line of credit and financed insurance premiums during the first nine months of 1999 compared to 1998, with slightly higher interest rates experienced in 1999 versus 1998.

     The Company's net loss improved to $2,788,887, or $0.16 per share, for the first nine months of 1999 compared to a net loss of $8,699,923, or $0.59 per share, for the same period in 1998. The net loss for 1998 included a $5,134,920 write-off of purchased research and development costs; absent this write-off in 1998, the net loss would have been $3,565,003. Comparative results between the first nine months of 1999 versus 1998, excluding the $5,134,920 write-off in 1998, would be $2,788,887, or $0.16 per share, and $3,565,003, or $0.24 per share, respectively, an improvement in 1999 of $776,116, or 22% over 1998. The reduction in the per share loss for the first nine months of 1999 was enhanced by a 17% increase in weighted average shares outstanding.


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

     At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. At the time of acquisition, the Company intended to proceed with those additional research and development efforts needed to bring the product to market and to fund the costs from working capital. In anticipation of and then in response to the clearance it received in October 1998 from the FDA to market its Millennium(R) tissue cutting system for dental hard tissue applications, the Company shortly after acquiring the LSTI technology decided to focus its limited resources on the marketing of its Millennium(R) system, including a build-up of inventory and expansion of sales staff. The Company, though, did continue the clinical trials related to the LSTI technology.

     The Company has since determined that it is in the best interests of its stockholders to continue its focus on the marketing and further enhancement of products embodying its HydroKinetic technology, including its Millennium(R) system, and not to further develop the LSTI technology.

     The Company's efforts devoted to the LSTI technology since the date of acquisition have not provided a basis for the Company either to revise or to validate its estimates made at the time of acquisition regarding the time and resources required to complete the development of the LSTI technology.


Financial Condition

     Cash and cash equivalents increased from $424,539 at December 31, 1998 to $1,375,926 at September 30, 1999 principally as a result of a private placement of Company common stock and stock purchase warrants in March 1999 that generated net proceeds of

$2,748,000 and the sale of $251,485 of marketable securities. These increases in cash and cash equivalents were offset primarily by cash used by operating activities aggregating $1,729,731, capital expenditures of $38,856 and a net $363,100 reduction in the balance outstanding under a bank line of credit.

     Marketable securities decreased $251,485 from December 31, 1998 to September 30, 1999 as a result of the sale of the securities, with the proceeds being placed in a money market account that is classified as a cash equivalent for use as working capital.

     Accounts receivable increased $249,650 from the $563,236 reported at December 31, 1998 to $812,886 at September 30, 1999. The increase is due principally to orders shipped at the end of September 1999 for which payments were received in October 1999.

     Inventories at September 30, 1999 were $985,199 compared to $1,930,117 at December 31, 1998, a decrease of $944,918. The decrease was due principally to the Company's use of higher levels of inventory and improved inventory management. The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once productions and deliveries of Millennium(R) systems are normalized.

     Prepaid expenses and other current assets at September 30, 1999 were comparable to those reported at December 31, 1998.

     Current liabilities decreased $341,733 from December 31, 1998 to September 30, 1999, due principally to net repayments made on a line of credit amounting to $363,100 and reductions in accounts payable of $332,954, offset principally by a $382,234 increase in accrued expenses. The increase in accrued expenses consists principally of increases in (i) employee related expenses due to the Company's 1999 change in its payroll cycle, (ii) warranty reserves due to the greater number of laser systems in the field, and (iii) other accrued expenses associated with the Company's growth.

     Capital expenditures during the first nine months of 1999 totaled $38,856 related primarily to the purchase of personal computers to accommodate the increase in personnel at the Company. Patents, trademarks and licenses were comparable to those reported at December 31, 1998, less normal amortization for the first nine months of 1999.

     Stockholders' equity increased $315,126 to $976,978 at September 30, 1999 from $661,852 at December 31, 1998 due to (i) net proceeds of $2,748,000 received from a private placement in March, 1999, (ii) proceeds of $85,313 received from the exercise of stock options, (iii) issuance of stock and warrants for earned services aggregating $176,969, and (iv) a $93,731 value ascribed to an extension of stock options related to a severance agreement; all of which was offset by the 1999 nine-month loss of $2,788,887.


Liquidity and Capital Resources

     The Company's business now focuses on and is expected to continue to focus on the manufacturing and marketing of its Er,Cr:YSGG HydroKinetic(TM) tissue cutting system, the Millennium(R) and its recently introduced Twilite(TM) and Hylite(TM) diode laser systems, initially for applications in the field of dentistry.

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

     The Company's increased sales of its flagship product, the Millennium(R) system for certain dental hard and soft tissue procedures, combined with sales from the Company's recently introduced products, the Twilite(TM) and Hylite(TM) soft-tissue diode laser systems, should contribute to the Company's ability to generate working capital through higher sales volume and associated increased gross profits. Combined with the capital generated from the March 1999 issuance and sale of securities, the Company expects to generate the necessary resources to continue with its 1999 and 2000 business plans through the sales of its products. Should its current operations fall short of providing such resources, the Company would need to obtain the necessary capital resources through other sources such as debt or equity financing. No assurances can be given, however, that the Company will be able to achieve and sustain profitability or have other sources available to provide the capital resources necessary to continue its operations. If the Company were unable to obtain such financing, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's financial statements have been prepared under the assumption of a going concern. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

     At September 30, 1999, the Company had $1,341,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 1999, by which time the Company hopes to negotiate a renewal of the present line with its present bank or establish a replacement line with another bank. The Company will be required to renew, pay off or refinance the existing line of credit by December 1, 1999. No assurances can be given that the Company will be able to renew or refinance the line of credit or that the terms on which it may be able to renew or refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to renew or refinance and therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition. The Company has received a verbal commitment by the same bank to renew the revolving credit agreement for one year to December 1, 2000 under the same terms and conditions in place with the present revolving credit agreement. The Company and bank are in the process of consummating the renewal agreement and anticipate execution of the renewal agreement by December 1, 1999.

     The Company is presently continuing its analysis of its computer software and hardware requirements. Its present software and hardware is personal computer based and is unaltered from its original purchased state except for those upgrades offered by the suppliers of such software. The Company has received assurances from the suppliers of the software it presently employs that such software is Year 2000 ("Y2K") compliant.

     The Y2K problem arises out of the convention by which years have been represented in computer programs by a two digit number representing the final two digits in the year's designation and concern that time sensitive components could fail or provide erroneous output if they do not correctly recognize years beginning with 20 rather than 19.

     The Company currently has limited information regarding the Y2K compliance status of its principal suppliers of goods and services and of its principal customers. The Company has initiated formal communications with all such suppliers and customers with respect to the status of such persons' computer systems in terms of Y2K compliance. If any suppliers or principal customers lack systems that are Y2K compliant, the Company will attempt to establish communications channels with such suppliers and customers that bypass the non-compliant computer systems. There is a single source supplier of optic fiber for the Millennium(R) which could not be easily replaced if it has non-compliant systems, and in the event such supplier had a non-compliant system, the Company would attempt to also establish communications channels with such supplier that bypass the supplier's non-compliant computer system. There can be no assurance however that the Company would be successful in establishing such communications channels or locating new suppliers and an inability to do so could create difficulties in the Company obtaining certain components used in its manufacturing process. The Company believes that the costs associated with monitoring Y2K compliance by suppliers and customers and dealing with any non-compliance will not be material. Should any of the Company's principal suppliers and customers fail to become Y2K compliant in a timely manner and should the Company be unable to establish alternate communications channels, the impact could result in a material adverse effect on the Company's business, financial condition, results of operations and cash flow.


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


                                                 BIOLASE TECHNOLOGY, INC.
                                                 a Delaware Corporation


Date:  November 15, 1999                         /s/ Jeffrey W. Jones
      ----------------------                     ---------------------------
                                                 Jeffrey W. Jones
                                                 President & Chief Executive
                                                 Officer



Date:  November 15, 1999                         /s/ Stephen R. Tartamella
      ---------------------                      ---------------------------
                                                 Stephen R. Tartamella
                                                 Vice President & Chief
                                                 Financial Officer