Form 10-K
period 1999-12-31
BIOLASE TECHNOLOGY INC
filed 2000-04-14
CIK 811240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1999

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to _______________

                        Commission File Number  0-19627

                           BIOLASE TECHNOLOGY, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                           87-0442441
       (State or Other Jurisdiction of             (IRS Employer
        Incorporation or Organization)          Identification No.)

981 Calle Amanecer, San Clemente, California           92673
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

                             Yes  [X]      No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of April 7, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $65,667,949 computed using the closing price of $3.375 per share of common stock on April 7, 2000 as reported by Nasdaq based on the assumption that directors and officers and more than 10% stockholders are affiliates. On April 7, 2000, there were 19,749,852 shares of the Registrant's common stock outstanding.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held May 23, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

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


Introduction
------------

  BioLase Technology, Inc., a Delaware corporation ("BioLase" and together with its consolidated subsidiary, the "Company") designs, develops, manufactures and markets laser-based systems for use in dental and medical applications. The current generation of the Company's laser-based systems incorporates its proprietary HydroKinetic(TM) technology into its surgical tissue cutting system, Millennium(R), which utilizes an erbium, chromium: yttrium scandium gallium garnet ("Er,Cr:YSGG") laser and a proprietary air-water spray. The unique laser pulses act to rapidly energize and transform atomized water droplets from the air-water spray into smaller, energized water molecules that can precisely remove both dental hard and soft tissues. This patented break-through technology is Er,Cr:YSGG laser induced hydrokinetics. When operating in this hydrokinetic mode, the Millennium(R) system has dramatic benefit over any previously available technology for cutting the entire range from hard to soft tissues. Hard tissue refers to enamel, dentin, cementum and bone.

  BioLase is the only company commercializing the revolutionary Er,Cr:YSGG Hydrokinetic(TM) medical technology. The Millennium(R) system is currently in the early stages of being marketed both in the United States and internationally for dental hard and soft tissue applications.

  The Company also has clearance from the United States Food and Drug Administration ("FDA") to market a laser-based surgical tissue cutting system in the United States for a broad range of dermatological and general surgical soft tissue applications. This clearance provides the Company the opportunity to expand use of its HydroKinetic(TM) technology to areas outside of dentistry. In response to this clearance, the Company began its design of a laser-based system DermaLase(TM), in a configuration designed for aesthetic and dermatologic applications. The Company has temporarily deferred further development of the DermaLase(TM) to focus its resources on enhancements of its existing products and the design of new products within the dental market. The Company intends to continue with the gathering of clinical data during 2000 in support of future development of the DermaLase(TM).

  The Company also has a soft-tissue laser system, Twilite(TM), introduced in late 1999 that incorporates the newest state-of-the-art semiconductor diode technology for a broad range of dental cosmetic and soft tissue procedures. The Company expects the Twilite(TM) to be in full production with significant sales in the second quarter of 2000. The Company has developed a home consumer product called LazerSmile(TM), a toothbrush that utilizes a light source and a proprietary gel for whitening teeth. In mid-1999, the Company licensed the manufacturing and distribution rights of the LaserSmile(TM) to a home consumer product distributor for a royalty on future sales. The Company also has under development LaserSpray(TM), an air-water spray accessory designed to be used on a variety of medical and dental laser systems to cool the tissue being lazed and a fluid conditioning system known as FlavorFlow(TM), for which it has been granted a patent, that sanitizes, flavors and administers fluids and enhances the scent of air present during dental and medical procedures.


General
-------


  In 1994, the Company commenced its research and development efforts related to what is now its patented and proprietary Er,Cr:YSGG HydroKinetic(TM) technology. This technology employs laser pulses which rapidly energize and transform small atomized water droplets from an air-water spray into smaller, energized water molecules that can precisely remove both dental hard and soft tissues. This technology has proved to be effective and efficient in removing enamel and dentin tooth structure in a precise, non-thermal manner. The Company developed this technology into a product that has evolved into the Millennium(R). Refinements and enhancements to its design have continued through the present time.

  In 1996, the Company commenced the development of a toothbrush for the consumer market, originally called the LaserBrush(TM), that utilizes a monochromatic optical energy light source embedded within a toothbrush in conjunction with a clear, non-abrasive tooth whitening gel developed by the Company. In August 1998, the Company changed the name of the LaserBrush(TM) to LazerSmile(TM). During the second quarter of 1999, the Company licensed the LazerSmile(TM) technology to a home-consumer product distributor to manufacture and market the technology under the distributor's product name, the IGEA LazerWhite Tooth Whitening System. The one-year exclusive agreement provides for a royalty to be paid to the Company on future sales of the LazerWhite product. The Company's 1999 operations did not include any significant royalty revenues from the sale of the LazerWhite product. Accordingly, the Company is reevaluating its opportunities related to the distribution of its technology as the existing agreement expires in June 2000.

  More recently, the Company commenced development of FlavorFlow(TM), a patented product that sanitizes and alters the flavor and scent of fluids administered during medical, dental and oral surgical treatments. The Company has deferred introduction of the FlavorFlow(TM) until anticipated standards addressing sanitized fluids are imposed in the medical industry.

  During 1999, the Company designed its first semiconductor diode laser system, the TwiLite(TM), to meet the demands of today's soft-tissue cosmetic dentistry applications. The product incorporates the newest state-of-the-art technology for a broad range of dental cosmetic and soft tissue procedures utilizing an 810 nanometer wavelength packaged in a light-weight system that only weighs approximately 11 pounds. The Company received FDA clearance to market the Twilite(TM) for a variety of soft-tissue medical applications in June 1999. The first significant revenues from Twilite(TM) sales are now being recognized in the second quarter of 2000.

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


Laser Background
----------------

  The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. A laser is an apparatus that stimulates the atoms in a core material (such as a gas or crystal) to emit packets of light and then amplifies and focuses the light in a single beam. Laser light, which consists of a single wavelength of light, differs from light emitted from an ordinary light bulb primarily through greater concentration and intensity. Lasers are typically classified by the element or compound that emits light when energized, such as carbon dioxide (CO2), Nd:YAG, argon, ruby and erbium-yag, and the unique Biolase Erbium Gri YSAG.

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

  Medical and dental laser-based systems, including the Company's Millennium(R) system, are highly specialized tools specifically designed for a particular application or set of applications. The most important factors in developing a laser-based system for a specific application are the wavelength of the laser, its pulse length, energy per pulse, the method of delivery of the laser energy to the tissue, and the method, if any, of cooling the tissue.

The Millennium(R) System
---------------------

  The Company has recently developed its Millennium(R) system, an Er,Cr:YSGG laser incorporating the Company's patented HydroKinetic(TM) technology for a variety of dental and medical applications. The HydroKinetic(TM) Er,Cr:YSGG laser-based system transforms water spray into an energized state capable of precisely removing hard tissue, such as tooth, bone and cartilage. In a different mode, without the full water spray, the Er,Cr:YSGG laser incorporated into the Millennium(R) system has a wide range of soft tissue applications with effective hemostaces and cutting efficiency.

  The current Millennium(R) system configured for dental and oral surgical applications consists of a flexible fiber-optic delivery system and mobile floor system containing an Er,Cr:YSGG laser, power supply, internal cooling system and control panel. The Millennium(R) rapidly energizes and transforms water spray into a safe, cool and precise biocompatible tissue removing device. The Millennium(R) system is capable of cutting both hard and soft human tissue. To give medical practitioners more flexibility, Millennium(R) systems may also be used without water or with water as a cooling medium for standard laser-based soft tissue applications, in fields such as dermatology, orthopedics and otolaryngology (ENT), although specific applications within these fields would require additional regulatory clearances by the FDA. See " - Government Regulation".

  The Company believes that its Millennium(R) system has a broader range of applications than conventional laser systems. The Company currently is marketing the Millennium(R) system only for dental and oral surgical applications in the U.S. and internationally. The Company has FDA clearance to market its Millennium(R) for certain dental hard and soft tissue applications and has also received clearance by the FDA to market a laser system that utilizes a variation of the Er,Cr:YSGG HydroKinetic(TM) technology for a broad range of dermatological, aesthetic and general surgical soft tissue applications. The Company intends to continue the gathering of clinical data related to such applications during 2000. Marketing for certain expanded applications of the Er,Cr:YSGG HydroKinetic(TM) system in the United States would require additional regulatory clearance. The Company may be required to engage in further development of the Er,Cr:YSGG HydroKinetic(TM) technology or to complete clinical studies successfully in order to pursue certain expanded applications. No assurances can be given that any such clinical studies will be successfully completed or such regulatory clearances will be granted. See " - Government Regulation". Use of the Company's proprietary technology for various non-dental applications will require certain modifications to the hardware and software configurations of the technology.

  The Company has received certification for its Millennium(R) system signifying its compliance with the Medical Device Directive, evidenced by the "CE" mark, established within the European Community. The Millennium(R) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CE and CSA marks allow the Company to import and market its Millennium(R) system in the European Community and Canada, respectively. See " - Government Regulation".

  While the Company believes that its Er,Cr:YSGG HydroKinetic(TM) surgical system should be effective in a broad range of medical and dental applications, this belief, except with respect to certain dental and dermatological applications, for which clinical research has been and is being conducted, is based largely on preliminary in vitro and in vivo research and extrapolation of observations in such clinical research. No assurances can be given that the Company's proprietary technology will prove to be applicable to, or will find market acceptance in, any medical or dental fields or that the Company will receive clearance from the FDA or other regulatory agencies to market the Millennium(R) system or other products embodying its HydroKinetic(TM) technology for additional applications in any such fields.

  Applications and Potential Applications of the Millennium(R) System.
  -------------------------------------------------------------------

     Dentistry.  The Millennium(R) system, currently marketed by the Company
     ---------
in the United States and internationally (principally in Canada, Mexico, Western Europe, the Middle East, Australia and Taiwan), is configured for dental and oral surgical applications. The Company intends to expand its marketing emphasis to other significant markets that appear to present potential interest in its Er,Cr:YSGG HydroKinetic(TM) products. These markets may include, but are not limited to, various South American countries and the Pacific Rim countries. Depending on the local regulatory requirements within these respective countries, further regulatory clearances may be necessary prior to entry into these markets. See " - Government Regulation".

  There are approximately 140,000 dentists in active practice in the United States and an even greater number of dentists in other countries where the Company intends to market its products. Industry analysts believe that, as the U.S. population grows and ages and more natural teeth are retained, the demand for dental services will increase along with the demand for newer and improved technology. The Company believes that the Millennium(R) system is well suited for a variety of dental and oral surgical applications such as cavity preparation and restoration, implant preparation, aesthetic dentistry, periodontics (treatment of gum disease) and prosthodontics (replacement of teeth).

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

     When plaque hardens, it becomes tartar, a rough, porous material that can be removed only by professional cleaning. Although tartar itself is not believed to cause periodontal disease, the presence of tartar makes plaque harder to remove. The Millennium(R) system can be utilized for the removal of plaque and tartar as well as the treatment of infected tissue associated with periodontal disease.

     Cavity Preparation/Aesthetic Dentistry. Aesthetic considerations are gaining increased importance in dentistry, as patients seek natural looking dental restorations. Due to these aesthetic and health concerns, natural colored composites are replacing amalgam (gold and silver) fillings in the restoration of cavities.

     When working with composites in cavity restorations, dentists must preserve the tooth structure and veneer (the thin ceramic covering the front surface) to enhance bonding of the composite and minimize stress upon the reconstructed tooth. Penetration of the bonding materials into the tooth structure and thus the strength of the adhesive bond between the tooth and the composite material depend upon cavity preparation procedures that minimize cracks, fuses and fractures of the enamel rods and dentin tubules. In addition, decay must be removed, and the interior of the cavity preparation must be clean and free of debris such as that left by conventional dental drills. The Company believes that its Millennium(R) system can cut precisely and cleanly with minimal disruption to tooth structure, thus providing improved preparation for restorations with enhanced adhesive and aesthetic qualities.

  Prosthodontics.  The replacement of missing teeth and the significant
  --------------
restoration of decayed or damaged teeth have evolved as dental specialties as a result of the development of stronger ceramic, porcelain and composite materials. The onlay and inlay require not only precise cavity preparation, but also strong adhesion of the bonding which is necessary for enhancement of retention. The Company believes that the Millennium(R) system can effectively minimize cracking, and avoid the heating and fracturing of the enamel or dentin structure during cavity preparation and promote a stronger bond or adhesion, thereby facilitating a more durable and aesthetic restoration.

  The Company also believes the Millennium(R) system has the potential to precisely cut the appropriate shoulder preparation to be used to retain removable or partial dentures and distribute stress force along the anchor tooth. The Company believes that because the Millennium(R) system minimizes vibration, use of the system can provide increased patient comfort and conserve tooth structure.

  The Millennium(R) system can potentially be utilized to shape shoulders and margins, facilitate improved impressions and promote secure and closed margins. The Company believes that benefits associated with this use of the Millennium(R) system include reduction of the vibration, high-pitched noise and microfracturing of teeth associated with the conventional dental drill. The soft tissue that surrounds the crown preparation area usually requires shaping prior to taking an impression. The Company believes that use of the Millennium(R) system to remove or reshape the tissue will result in reduced bleeding and increased patient comfort.

  Osseous (Bone) Implant Surgery.  Bone implants are used for bone
  ------------------------------
stabilization, to add strength to existing bone and to serve as the infrastructure for reconstructive dental procedures. For such procedures, it is important that the bone cutting for the implant placement be clean and that the practitioner not damage the bone itself during cutting by the generation of excessive heat. Thermal damage, such as that caused by conventional dental drills, can impede or destroy the fusion of the bone to the implant. The Company believes that the Millennium(R) system, through its HydroKinetic(TM) technology, can effectively cut bone cleanly and without thermal damage; however, the device is presently not cleared by the FDA for marketing for cutting bone in the United States. See " - Government Regulation".

  The osseous (bone) implant placement process usually requires procedures uncovering the soft tissue and shaping around the neck of the tooth. The Company believes that the Millennium(R) system can be used effectively for these procedures, as a result of its ability to cut oral soft tissue cleanly, precisely and without induced bleeding.

  Dermatology and Plastic/Cosmetic Surgery.  Laser skin resurfacing, which
  ----------------------------------------
has been evolving as a surgical technique since it was introduced in 1993, involves using a high-energy laser beam to remove epidermal layers. This surgical process normally leaves a swollen, red wound which must heal over a period of weeks or months. If successful, this procedure reduces wrinkles and produces some tightening of the skin. Most of these surgeries are performed by dermatologists, plastic surgeons, oculoplastic surgeons, and various other sub-specialists using short-pulsed carbon-dioxide lasers.

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

  The Company has FDA clearance to market a laser system for a broad range of dermatological and general surgical soft tissue applications, including scar revision, removal of tumors and cysts, skin resurfacing and diagnostic biopsies. See " - Government Regulation". This system, formally under the name of DermaLase(TM) which the Company has temporarily deferred development, can utilize the Er,Cr:YSGG laser employed in Millennium(R), but configured with laser energy, water and air characteristics optimized for its specific application. In this configuration, the system can utilize the air-water spray as a cooling agent. In the Company's opinion, the combination of the air-water spray and the specific wavelength employed provides improved histological effects on tissue, such as reduced tissue trauma and faster healing.

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

     Otolaryngology.  The Company believes that the unique bone-cutting
     --------------
capability of the Er,Cr:YSGG HydroKinetic(TM) system lends itself to surgical procedures in the ear and nasal passages, where hard tissue (primarily cartilage) must be precisely removed under endoscopic control. Approximately 400,000 ear, nose, and throat (ENT) surgical procedures are performed in the United States each year by some 10,000 specialists with an estimated 650,000 additional annual procedures internationally. Currently, lasers are utilized in less than 5% of these surgeries. Primary applications for lasers in ENT now include: laser assisted palatoplasty (partial removal of the palate); uvulopalatoplasty (partial removal of the uvula and the palate to reduce sleep apnea and snoring); tonsillectomy (surgical removal of tonsils); and myringotomy (surgical creation of a small hole in the tympanic membrane of a child's ear for drainage of fluid caused by chronic ear infection). The Company believes, based on in-vitro tests, that the Millennium(R) system may provide an improved surgical tool for performing some types of ENT procedures. While the Company's Er,Cr:YSGG HydroKinetic(TM) system is cleared for marketing in the United States for a variety of general surgical applications, including resection of internal organs, tumors and lesions, further clearances may be required for specific applications when and if the Company decides to enter this market arena. See "- Government Regulation".


Other Dental and Medical Products
---------------------------------

  TwiLite(TM) Diode Laser System.  In 1999, the Company developed its first
  ------------------------------
soft-tissue semiconductor diode laser system for use in the dental cosmetic and aesthetic market. The laser system, called the Twilite(TM), incorporates the latest state-of-the-art technology for use in a broad range of dental cosmetic and soft tissue procedures. The light-weight, space-saving laser system incorporates features absent from other competitive soft tissue laser systems and is priced at a level affordable to all dentists. The dental laser can also be used to treat early stage gum disease, postponing or in some cases eliminating the need for periodontal surgery and providing the opportunity for overall cost savings. The Company introduced the Twilite(TM) in late 1999 and anticipates full production and shipment of the product in the second quarter of 2000. The Company received FDA clearance to market the Twilite(TM) for a variety of dental and other soft tissue surgical applications. See "- Government Regulation".

  LazerSmile(TM).  In 1996, BioLase commenced the development of a toothbrush
  --------------
for the consumer market, originally called the LaserBrush(TM), that utilizes a monochromatic optical energy source embedded within a toothbrush in conjunction with a clear, non-abrasive, proprietary, tooth-whitening gel. The Company completed its design in 1998 and renamed the product LazerSmile(TM). The LazerSmile(TM), which utilizes the Company's patented and patent-pending technologies, is designed to bring into the consumer's home technology that utilizes optical energy to activate ingredients in its proprietary tooth-whitening gel, formulated by the Company, to clean and whiten teeth. The LazerSmile(TM), which is configured much like a conventional toothbrush, is smaller than conventional motorized tooth brushing instruments. During the second quarter of 1999, the Company licensed the LazerSmile technology to a home-consumer product distributor to manufacture and market the technology under the distributor's product name, the IGEA LazerWhite Tooth Whitening System. The one-year exclusive agreement provides for a royalty to be paid to the Company on future sales of the LazerWhite product. In 1999, no significant royalty revenues were generated from the sale of the LazerWhite product. Accordingly, the Company is reevaluating its opportunities related to the distribution of its technology as the existing agreement expires in June 2000.

  LaserSpray(TM).  LaserSpray(TM) is a stand-alone product that incorporates a
  --------------
patented technology to allow a dental or medical practitioner to deliver a coolant spray of air and water to tissue sites during surgical laser interventions. LaserSpray(TM) has the potential to be installed with most fiber-coupled lasers manufactured by other companies. The LaserSpray(TM) uses a cool air-water spray for cooling lazed tissue and has applications for various medical and dental lasers. The Company believes that thermal effects resulting from high temperatures can be significantly reduced when the LaserSpray(TM) cooling system is used during application of laser-based energy. To date, the Company has not pursued marketing of the LaserSpray as available resources have been dedicated to the completion and marketing of its Millennium(R) and other related laser-based products.

  FlavorFlow(TM) Fluid Conditioning System.  In response to recently proposed
  ----------------------------------------
standards for use of sanitized fluids in dental and medical procedures, BioLase had under development the FlavorFlow(TM) fluid conditioning system, a system utilizing patent-pending technology to sanitize, flavor and administer fluids and enhance the scent of air present during medical and dental treatments. FlavorFlow(TM) is designed to overcome the unpleasant tastes and odors which patients typically associate with pain and discomfort and which contribute to negative clinical experiences. The Company believes that when the FlavorFlow(TM) system is utilized to deliver sanitized fluids, the possibility of parasitic (such as potentially lethal cryptosporidium) and bacterial infection being introduced through the fluids used during medical and dental interventions would be significantly reduced. The Company expects that a market for the FlavorFlow(TM) fluid conditioning system will exist only after new standards regarding sanitized fluids are imposed. Accordingly, introduction of the FlavorFlow(TM) has been deferred until such standards are imposed.

Acquisition of Laser Skin Toner, Inc.
-------------------------------------

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc., a development stage company ("LSTI"). The assets acquired related primarily to a proprietary in-process laser-based technology being developed by LSTI for non invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how.

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

      The Company has since determined that it is in the best interests of its stockholders to continue its focus on the marketing and further enhancement of products embodying its HydroKinetic(TM) technology, including its Millennium(R) system, and not to further develop the LSTI technology.

     In December 1999, the Company transferred the LSTI technology and all associated assets in exchange for the undertaking of the transferee to pay to the Company a royalty based on future sale of products covered by patents on the LSTI technology. The Company's receipt of any royalty payments beyond a nominal amount of required minimum royalties is wholly dependent upon the transferee's successful development and commercialization of the LSTI technology, and no assurances can be given that the LSTI technology will be successfully developed and commercialized or that the Company will receive any meaningful royalty payments relating to the LSTI technology.

     In March 2000, the Company entered into an arrangement with the former shareholders of LSTI, which by then had liquidated, pursuant to which:

  . The former shareholders of LSTI, as successors-in-interest to LSTI, agreed to return to the Company for cancellation 525,000 of the 1,417,120 shares of Company Common Stock issued and delivered in 1998 as consideration for the assets of LSTI, subject to the Company's performance of certain ministerial acts relating to the shares of Company Common Stock retained by the former shareholders of LSTI;

  . The Company cancelled 182,880 shares of Company Common Stock that had been issued and placed in escrow for possible delivery to LSTI, or its successors, based upon the future performance of the business to be based on the LSTI technology; and

  . The Company and the former shareholders of LSTI exchanged general releases, including the release of all claims, if any, relating to the Company's acquisition of the assets of LSTI.


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

     Field service repairs in the United States are currently performed by the Company's direct employee technicians. International field service repairs are performed by the corresponding distributor's service technicians who are technically trained by the Company in the servicing of its products. The Company also provides technical assistance and training seminars to its international distributor technicians on an as-needed basis.


Engineering and Development
---------------------------

     During the years ended December 31, 1999, 1998 and 1997, the Company expended approximately $2,428,000, $1,825,000 and $1,023,000, respectively, on engineering and development. Such expenditures were directed primarily to further development of the Company's HydroKinetic(TM) technology and other laser related products and technologies.

Competition
-----------

     The dental laser market currently has a limited number of serious competitors. In the next two to three years, additional serious companies may move into the dental hard and soft tissue markets due to projections of significant growth. According to a recent report, "U.S. Market for Dental Lasers 2000", published by the Millennium Research Group, during 2000 and 2001 dental laser sales are expected to increase by 45% and 40% respectively.

     The entities referenced as hard tissue competitors to BioLase utilize a commonly available laser, the Erbium Yag (Er:YAG). Biolase believes its Millennium(R) laser has a dramatic advantage and differentiation in that BioLase is the only company in the world that utilizes Er,Cr:YSGG and patented Hydrokinetic(TM) technology. BioLase believes the Millennium is the only dental laser available that is capable of effectively performing both hard and soft tissue procedures.

     The Company's main competitors in the U.S. hard tissue dental market is a privately held company, Continuum Biomedical, which recently obtained clearance for an Er:YAG hard tissue laser. Continuum only recently started shipping their Er:YAG laser in the U.S. Er:YAG is considered by BioLase to be a previous generation product. Premier Laser Systems is not currently a competitor. Premier marketed the Er:YAG, which did not perform competitively, and Premier has since dropped out of the market, filing Chapter 11. American Dental Technology, Inc,
(ADT) produces two types of soft tissue lasers, the Nd:YAG and diode systems. ADT also sells a range of other dental products and is in the process of restructuring to become a general distributor. CeramOptec sells a diode dental laser for soft tissue procedures. CeramOptec is a provider of laser fibers and, to date, has not had a significant impact on the dental laser market. Lares Research has an Nd:YAG soft tissue laser and an argon laser for curing and bleaching teeth, but is not focused on lasers selling several other dental products. HGM Medical Lasers produces high powered argon lasers for dentistry that are used for curing, bleaching and soft tissue procedures. For several years HGM has been consistently selling a small number of dental lasers each month, but does not currently have an established distribution system for the dental market. Luxar Corporation, with its CO2 soft tissue laser, was acquired by ESC Medical Systems. In recent years sales of CO2 dental lasers soft tissue laser have declined in the U.S. as they are being replaced by diode laser systems. Lasermed produces a low powered argon for curing and bleaching.

     Internationally, there are an additional small number of hard tissue lasers that are not yet available in the U.S.: ESC Medical Systems, an Israeli corporation, has produced with limited success, a combination Er:YAG/CO2 hard and soft tissue laser. In 1999, ESC started selling this system in Europe and Latin America; Fotona, Inc, a Slovenian company, produces a combination Er:YAG/Nd:YAG for hard and soft tissue procedures. Fotona is most active in a few European markets and to a limited degree in Latin America; KaVo, Inc, a large German dental company, sells an Er:YAG hard tissue laser, mostly in Europe and Latin America. KaVo does not manufacture this system, but has it contracted with another German company, Aesculap-Meditec to manufacture this system.

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

     BioLase faces substantial competition in all markets which it seeks to distribute the Millennium(R) system. Competition in these markets consists of numerous medical laser manufacturers promoting their respective lasers to users via trade show exhibitions, advertisements, product demonstrations, educational workshops, and sales representatives. In addition, the Company will compete against conventional non-laser surgical methodologies and devices such as high and low-speed drills, and air abrasion systems in the dental field and air abrasion, electrosurgery, scalpels, saws, drills and punches in the medical field. Some of these alternative and traditional methods have been proven and tested, require minimal special training for established practitioners, and generally require less capital investment than the Millennium(R) system. However, the Company believes that users of conventional methods and traditional laser-based methods are continually evaluating new technologies that may provide improved and effective techniques to replace existing technologies. BioLase believes that the Er,Cr:YSGG HydroKinetic(TM) system represents a strong candidate to replace existing technologies in various markets.


Patents and Proprietary Technology
----------------------------------

     The Company has patented and patent-pending technology related to the Millennium(R) system and its HydroKinetic(TM) technology. In April 1998, the U.S. Patent and Trademark Office granted BioLase a patent (U.S. Patent No. 5,741,247) entitled "Atomized Fluid Particles for Electromagnetically Induced Cutting" with broad applicability in dentistry, medicine and various industrial applications. The proprietary technology encompassed within this patent serves as the foundation for BioLase's Er,Cr:YSGG Hydrokinetic(TM) platform.

     Further strengthening the Company's proprietary position of its HydroKinetic technology, in October 1999, the Company was awarded a patent (U.S. Patent No. 5,968,037) entitled "User Programmable Combination of Atomized Particles for Electromagnetically Induced Cutting". This patent provides the Company with broad claims related to a laser/water cutting apparatus and the user controls specifying the resolution and penetration depth of the cut. This apparatus is intended for cutting various tissues and materials including but not limited to cartilage, bone, tooth, glass and semi-conductor chips.

     In March 1999, the U.S. Patent and Trademark Office awarded BioLase a patent (U.S. Patent No. 5,885,082) entitled "Dental and Medical Procedures Employing Laser Radiation" that further broadens the Company's claims related to its proprietary air and water cooling technology. The patent claims a method for cutting dental tissues such as enamel, dentin, cementum, root material and bone with a laser having a wavelength suitable for cutting such tissues and a cooling fluid that contains water or a water and air mixture. This patent serves as a continuation of U.S. Patent No. 5,020,995 awarded the Company in June 1991.

     In June 1998, a patent (U.S. Patent No. 5,762,501) entitled "Surgical and Dental Procedures using Laser Radiation" was awarded the Company which provides it with broader claims related to its proprietary air and water cooling technology (TTCS(TM)), designed to cool the tissue receiving laser energy and adjacent tissue. This patent also serves as a continuation of U.S. Patent No. 5,020,995 awarded the Company in June 1991.

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

     In 1994, the United States Patent Office granted the Company a patent covering a portable, hand-held laser tooth brushing instrument which was the predecessor to the LazerSmile(TM) tooth whitening system. Other patents included within the Company's domestic and foreign patent portfolios consist of awards issued and pending related to the Company's Er,Cr:YSGG HydroKinetic(TM) technology, its LaserSpray(TM), LazerSmile(TM) and FlavorFlow(TM) products, and other proprietary laser technology.

     There can be no assurance that the issued patents or subsequent patents, if issued, will adequately protect the Company's technology or that such patents will provide protection against infringement claims by competitors.

     BioLase also relies upon trade secrets, unpatented proprietary know-how, continuing technological innovation and management experience to develop its competitive position. The Company enters into confidentiality and technology agreements with its employees pursuant to which such employees agree to maintain the confidentiality of the Company's proprietary information and to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. There can be no assurance, however, that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from the Company's engineering and development activities, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets.


Marketing
---------

     The Company markets its Millennium(R) system in the U.S. through a direct sales force. The Company is in the process of expanding its domestic sales force to better serve the domestic market. Internationally, the Company sells its Millennium(R) through distributors that are trained by the Company in the clinical and service aspects of the related technology.

     The Company currently distributes its laser-based products in the United States, Western Europe, the Middle East and the Far East and is actively working to expand its worldwide network through pursuance of qualified and proven distributors. The Company is presently developing aesthetic and dermatologic applications for its Er,Cr:YSGG HydroKinetic(TM) technology.

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

     Distribution of the Company's LazerSmile(TM) technology is presently done through a third-party home-consumer product distributor. The manufacturing and distribution rights have been licensed exclusively to this distributor through June, 2000. The distributor currently markets the LazerSmile(TM) system through various specialty catalogs and advertising pages in specialty and professional magazines and journals. Sales to date of the product have been minimal and the Company is reevaluating its opportunities related to the distribution of the LazerSmile(TM) technology.


Customers
---------

     The Company's customers include dentists, distributors, medical doctors and hospitals. During 1999, one distributor, Sweden & Martina, the Company's Italian distributor, accounted for approximately 19% of the Company's sales. During 1998, two distributors, Sweden & Martina and Ash Temple, the Company's Canadian distributor, accounted for approximately 20% and 11%, respectively, of the Company's sales. During 1997, Orbis High Tech Dental, the Company's previous German distributor, accounted for approximately 67% of the Company's sales. No other customers accounted for more than 10% of the Company's sales in 1999, 1998 or 1997.


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

     In 1999, the Company received several FDA clearances to market its laser systems under various claims. Two of these clearances enhanced the hard-tissue marketing claims already obtained in 1998 for the Company's HydroKinetic(TM) technology incorporated in its Millennium(R) laser system. These additional claims allow the Company to market its Millennium(R) laser system for all classes of cavity preparation and other various hard-tissue applications on all patients, young and old alike.

     The Company also received clearance to market its Twilite(TM) soft-tissue diode laser system in June 1999 for a variety of dental soft-tissue procedures and other surgical soft-tissue applications in various medical fields.

     In October 1998, the Company received its long-awaited FDA clearance to market the Millennium(R) system, which incorporates the Company's proprietary Er,Cr:YSGG HydroKinetic(TM) technology, for certain dental hard tissue applications. The hard tissue clearance allowed the Company to commence sales and marketing domestically of its Millennium(R) system for hard tissue applications. In July 1997, the Company received FDA clearance to market a laser system, incorporating the Company's Er,Cr:YSGG HydroKinetic(TM) technology, for a broad range of dermatological and general surgical soft tissue applications.

     The Company also received clearance from the FDA for its LaserSpray(TM) tissue cooling system in 1995.

     The Company expects to pursue clearances to market its Er,Cr:YSGG HydroKinetic(TM) systems for other medical applications as well. The Company completed clinical studies in the U.S. related to certain hard tissue dental applications of its HydroKinetic(TM) technology that are on file with the FDA in connection with the Company's submission of its 510(k) application. Such data was the basis for the Company's successful clearance to market such technology in the U.S. for certain dental hard tissue applications.

     The Company continues to gather clinical data to strengthen its claims for dental applications and to pursue claims in other medical fields that can benefit from the use of the Company's HydroKinetic(TM) technology.

     The FDA imposes various requirements on manufacturers and sellers of products it regulates under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. The FDA also may require post-marketing practices, record keeping and reporting requirements.

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

     The following table sets forth the status of FDA clearance of the Company's principal products:

------------------------------------------------------------------------------------------
  Product                 Market                 Date Cleared           Status
------------------------------------------------------------------------------------------
Millennium(R)     Dental                           1998/1999        Cleared To Market
TwiLite(TM)       Dental / General Surgical        1999             Cleared To Market
DermaLase(TM)     Dermatology, General Surgery     1997             Cleared To Market
LazerSmile(TM)    Tooth Whitening                  N/A              Clearance Not Required
FlavorFlow(TM)    Dental Fluid Conditioning        N/A              Application Not Yet
                                                                    Submitted
------------------------------------------------------------------------------------------

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

  The Millennium(R) system has been granted the "CE" mark evidencing compliance with quality, safety and performance requirements mandated by the Medical Device Directive adopted by the European Community. The Medical Device Directive is the latest standard of medical device safety and performance which has been adopted by the fourteen member states of the European Community and requires that all medical device products be compliant to be eligible for marketing within the member states.

  The Millennium(R) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CSA mark allows the Company to import and market its Millennium(R) system in Canada.

  The Company has not filed applications for regulatory approval with the Japanese Ministry of Health and Welfare for any of its products, but is developing clinical data in preparation for said application for the Millennium(R) system.

  The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company's ability to develop and market its products. There can be no assurances that the Company's existing products will meet any future legislative acts or requirements.


Employees
---------

  As of March 31, 2000, the Company employed 67 people on a full-time basis, consisting of 43 people in engineering/development/manufacturing, 9 in administration and 15 in sales/customer service. The Company's employees are not represented by a labor union, and it has experienced no work stoppage. The Company believes that its employee relations are good.


ITEM 2.   PROPERTIES

  The Company's principal offices are at 981 Calle Amanecer, San Clemente, California where the Company leases approximately 23,000 square feet pursuant to a lease expiring in September 2000. The Company believes that its facilities are sufficient for its current needs.


ITEM 3.   LEGAL PROCEEDINGS

  On August 8, 1997, the Company filed a Complaint, which was subsequently amended, in the United States District Court for the Central District of California, Western Division, in an action entitled BioLase Technology, Inc. v.
                                                    ---------------------------
Rudolf Schneider.  In this action, the Company sought to recover from Rudolf
----------------
Schneider ("Schneider"), a former distributor, (i) lost profits of at least $550,000.00 attributable to the former distributor's failure to perform its obligations, particularly its commitment to purchase minimum quantities of products, pursuant to the distribution agreement between the Company and this distributor and (ii)$96,498.72 in amounts owned to the Company by this former distributor for goods sold and delivered and services performed by the Company.

     On March 6, 1998, Schneider answered the complaint denying liability and filed counterclaims against the Company. Mr. Schneider's counterclaims at that time sought unspecified actual and punitive damages for alleged fraud, breach of contract and breach of warranty associated with the transactions on which the Complaint is based. Concerning the distribution agreement, Schneider sought damages arising from the Company's alleged failure to disclose that the value of his distributorship had been impaired by the Company's alleged previous practice of selling allegedly defective product in the relevant territory. Concerning the goods and services, Schneider admitted receipt of the relevant goods but contended they were defective and nonconforming.

     On September 20, 1999, the Court dismissed Schneider's counterclaim and struck his answer after issuance of an order to show cause why such an order should not be entered because of Schneider's failure to comply with the Court's various pre-trial rules and requirements. Schneider did not respond to the order to show cause. The Company, thereafter, made application for and obtained a default judgment against Schneider. His default was entered on September 27, 1999. On November 29, 1999, after notice and opportunity to be heard, the Court entered judgment against Schneider on the Company's complaint in the amount of $1,210,907. Schneider did not appeal from and has not sought to vacate this judgment. The Company is now in the process of attempting to enforce this judgment through the German courts.

  MFC Merchant Bank v. BioLase Technology, Inc., was filed On March 10, 2000 in
  ---------------------------------------------
the U.S. District Court for the Central District of California, alleging that the Company refused to allow the plaintiff to sell 60,000 shares of our common stock under the exemption of Rule 144 promulgated under the Securities Act of 1933, as amended. The complaint seeks, among other things, declaratory relief as to the ownership of the shares, imposition of a constructive trust and damages. The Company answered the complaint on April 7, 2000 and has commenced the discovery phase of the case. The Company believes the complaint to be without merit and intends to vigorously contest this matter.

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

                                          High           Low
                                        --------       -------
                  1999
                  ----
              1st Quarter               3  1/4         2
              2nd Quarter               2 15/16        1 13/16
              3rd Quarter               3  3/4         2  1/8
              4th Quarter               2  7/8         2

                  1998
                  ----
              1st Quarter               3  5/8         2  7/16
              2nd Quarter               4  3/8         2 13/16
              3rd Quarter               4              2 13/16
              4th Quarter               3  3/4         1  3/4

     On December 1, 1999, the Company issued to GEM Holdings Corp. ("GEM") 16,600 shares of unregistered Common Stock, par value $.001 per share, and common stock purchase warrants expiring December 1, 2002 (the "GEM Warrants") entitling the holder to purchase up to 50,000 shares of Common Stock at an exercise price of $3.00 per share. The securities were issued to GEM in consideration for GEM continuing to provide a guaranty of a $2,500,000 credit facility that the Company renewed on December 1, 1999.

     The issuance of the securities to GEM was exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. GEM represented to the Company that it is an accredited investor as defined in Rule 501 promulgated pursuant to the Securities Act and agreed that it would offer or resell the securities issued only if they were registered under the Securities Act or an exemption from such registration is available, in which case the Company, if it so requests, shall have received an opinion of counsel to GEM, in form and substance reasonably satisfactory to the Company, to that effect. GEM also agreed that the Company shall not permit the transfer of such securities unless such registration has been effected or such an exemption is available. The Company has issued "stop transfer" instructions to the transfer agent of its Common Stock with respect to the shares of Common Stock issued to GEM and acts as the transfer agent for the GEM Warrants. The certificates representing the securities issued to GEM have had legends endorsed thereon reflecting the restrictions on transferability described above.

     On February 11, 2000, the Company offered, and subsequently completed, the issuance and sale of an aggregate 1,250,000 shares of its restricted Common Stock, par value $.001 per share ("Unit Common Stock"), and 625,000 Redeemable Stock Purchase Warrants ("Unit

Warrants") to institutional investors. In addition, the Company issued to Eurocapital Limited (the "Placement Agent") 62,500 redeemable stock purchase warrants (the "Agent Warrants" and, collectively with the Unit Common Stock and Unit Warrants, the "Securities"). Each of the Unit and Agent Warrants entitles the holder hereof to purchase one share of Common Stock at an exercise price of $3.00 per share through March 31, 2002. The Securities were sold only to accredited investors exclusively.

     The Securities were sold in units ("Units") consisting of 10,000 shares of Common Stock and 5,000 Warrants at a price of $21,775 per Unit, or aggregate consideration of $2,721,875 for all of the Securities sold. Net proceeds recorded by the Company, after commissions and non-accountable expenses paid to the Placement Agent of $231,359 and estimated direct expenses of $40,000, were $2,450,516.

    The Company is obligated to file a registration statement with the Securities and Exchange Commission to register the Securities no later than May 31, 2000 with such registration statement declared effective no later than August 31, 2000. Should such registration statement not be declared effective by the specified date, the Company is obligated to issue penalty shares of its common stock at the rate of 100 common shares for each Unit sold for each of the 3 months (or portion thereof) following the specified effective date. The penalty rate increases to 200 common shares for each Unit sold for each month (or portion thereof) following November 30, 2000 to a maximum penalty share issuance of 1,000 shares per Unit sold.

     The Warrants and Agent Warrants (collectively, the "Warrants") include certain call features whereby the Company may, by written notice to the registered holders, call all of the then outstanding Warrants for redemption, provided the average between the high and low prices at which shares of Common Stock trade in the principal market in which they then trade exceeds two hundred percent (200%) of the respective Warrant Exercise Price for the ten (20) consecutive trading days preceding the date of such call. The notice shall specify a date (the "Warrant Redemption Date") no less than thirty (30) days after the date of such notice on which all Warrants then remaining unexercised and outstanding shall be redeemed by the Company. In redemption for each Warrant, the Company shall pay to the holder thereof in cash the sum (the "Warrant Redemption Price") of One Cent ($0.01). Effective upon the Warrant Redemption Date, each Warrant being called for redemption shall be deemed to be no longer outstanding and shall represent only the right to receive from the Company the Warrant Redemption Price upon surrender to the Company of the certificate representing such Warrant. Between the date of the notice and the Warrant Redemption Date, holders may exercise their Warrants to purchase Common Stock.

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

     As of March 31, 2000, the total number of record holders of the Company's common stock was 399.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the five years ended December 31, 1999, 1998, 1997, 1996 and 1995. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

                                                        Year Ended December 31,
                                                        -----------------------
                                       1999         1998          1997         1996         1995
                                     --------     --------      --------     --------     --------
                                                 (in thousands, except per share data)
                                                 -------------------------------------
Consolidated Statements of
  Operations Data:

Sales                                $ 7,004      $  1,465      $ 1,786      $   692      $ 1,152
Gross profit                         $ 2,852      $     47      $   259      $   133      $   311
Operating expenses (1)               $ 7,601      $ 10,369      $ 3,258      $ 2,622      $ 2,356
Loss from operations                 $(4,748)     $(10,322)     $(2,999)     $(2,489)     $(2,045)
Net loss                             $(4,797)     $(10,346)     $(2,824)     $(2,463)     $(2,024)

Loss per share
  - basic and diluted                $ (0.28)     $  (0.69)     $ (0.21)     $ (0.21)     $ (0.21)

Shares used in computation of
  basic loss per share(2)             17,254        15,062       13,385       11,532        9,851

                                                              December 31,
                                                              ------------
                                       1999         1998          1997         1996         1995
                                     --------     --------      --------     --------     --------
                                                             (in thousands)
                                                             --------------
Consolidated Balance Sheet Data:

Working capital (3)                  $(1,331)     $     89      $ 1,719      $ 3,670      $ 1,524
Total assets                         $ 2,672      $  3,911      $ 3,396      $ 4,689      $ 2,512
Long-term liabilities                $     -      $      -      $     -      $     -      $     -
Stockholders' equity (deficit) (4)   $  (939)     $    662      $ 2,095      $ 3,914      $ 1,844

(1) Includes (1) non-recurring charges in 1999 and 1998 of $1,093,000 and $5,135,000, respectively, related to (i) a severance agreement, (ii) a consulting agreement, and (iii) a write-off of product development assets in 1999, and a $5,135,000 write-off of in-process research and development costs related to the purchase of Laser Skin Toner, Inc. assets in 1998.

(2) The basis for determining the number of shares used in computing basic loss per share is described in Note 1 to Consolidated Financial Statements.

(3) During the first quarter of 2000, the Company received net proceeds in excess of $4,000,000 related to a private placement of its securities and exercises of certain warrants and options. All of the net proceeds have been applied in a manner that increases working capital.

(4)  The Company has never declared or paid dividends on its common stock.

refinance the credit facility. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

Impact of Changing Prices on Sales and Income
---------------------------------------------

      The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the inflation rate has been relatively low. Nonetheless, the Company has continued to experience increases in the cost of labor and some materials, in the face of requests for price reductions from customers. Due to competitive forces and market imposed selling price ceilings, the Company was unable to raise prices to its customers to pass along the cost increases experienced. The Company, however, shall continue to pursue price reductions from its materials vendors in an attempt to improve or maintain margins.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - 1999 as Compared to 1998
------------------------------------------------

     Sales for 1999 increased $5,539,000, or 378%, to $7,004,000 from the
$1,465,000 reported for 1998 representing the highest reported sales in the Company's history. Export sales were $2,356,000 during 1999 compared to $598,000 during 1998, an increase of $1,758,000, or 294%. Domestic sales increased $3,781,000, or 436%, to $4,648,000 during 1999 from the $867,000 reported during 1998. The significant increase in consolidated sales is due principally to the successful transition from a primarily research and development company to the initial phases of a sales and marketing organization. The increase is directly related to the Company's (i) marketing activities that included educating dentists with the financial and clinical benefits associated with the use of the Company's laser products, in particular, the Millennium laser system; (ii) highly focussed domestic marketing efforts and upsizing of its domestic sales force; and (iii) emphasis on obtaining prominent international distributors to distribute its laser products.

     During 1999 and 1998, the Company did not have any sales to its German distributor. It is still management's belief that the German selling market represents one of the, if not the single, largest selling markets in Europe. Accordingly, the Company terminated its distribution agreement with its German distributor and reacquired its distribution rights allowing it to pursue a relationship with a new distributor. The Company is presently undergoing negotiations with potential candidates to obtain a replacement distributor in Germany and anticipates the completion of such negotiations no later than the second quarter of 2000.

     In June, 1999, the Company announced an exclusive distribution agreement with a home-consumer product distributor to manufacture and market the Company's LazerSmile Tooth Whitening product under the name IGEA LazerWhite Tooth Whitening System. The agreement provides for a royalty to be paid to the Company and includes a minimum annual sales quota of 500,000 units. The Company has received certain prepaid royalties and has not recognized any such royalties during 1999. Prior to the distribution agreement, the Company recorded a nominal amount of sales related to its LazerSmile system. The exclusive distribution agreement expires in June, 2000. The Company is currently evaluating its opportunities related to the sales and marketing of its LazerSmile technology and is uncertain at this time as to whether it intends to continue its relationship with the present distributor of its LazerSmile technology.

     Gross profits were $2,853,000, or 41% of sales, in 1999, an increase of $2,806,000 from the $47,000 reported in 1998. The increase in gross profits was due to the significant increase in sales. The significant improvement in the gross margin, from 3% in 1998 to 41% in 1999, was due principally to an improved sales product mix and realized economies of scale associated with the higher sales volume. The Company anticipates improvements to its gross margin as sales increase and further economies of scale are realized. The Company's recent introduction of its diode laser system, the Twilite, should also contribute to the anticipated improvement in the Company's gross margin.

     Operating expenses decreased $2,768,000 from the $10,369,000 reported in 1998 to $7,601,000 in 1999. Operating expenses for 1999 included non-recurring charges of $1,093,000 and $5,135,000, respectively, for charges associated with
(i) a severance agreement for a former executive officer, (ii) a consulting agreement, (iii) a write-off of assets related to product development, and (iv) a provision related to the reacquisition of distribution rights in Germany from the Company's previous distributor. 1998's operating expenses included a write-off of purchased research and development costs related to the acquisition of undeveloped technology from a developmental company, Laser Skin Toner, Inc. ("LSTI"). Absent these non-recurring charges, operating expenses for 1999 would have been $6,508,000 compared to $5,234,000 for 1998, a comparative increase of $1,274,000, or 24%.

     Sales and marketing expenses were $2,701,000 for 1999 compared to $1,629,000 reported for 1998, an increase of $1,072,000, or 66%. The increase is due principally to the significant rise in sales volume during 1999 and the Company's increased marketing efforts associated with creating public awareness of its technology and products. General and administrative expenses, absent the non-recurring charges related to the severance agreement for a former executive officer and costs related to the reacquisition of the Company's distribution rights in Germany of $130,000 and $480,000, respectively, were $1,863,000 for 1999 compared to $1,780,000 for 1998, a modest increase of $83,000, or 5%. The increase was due principally to higher levels of administrative staffing and related personnel expenses combined with increases in various professional and administrative costs associated with the Company's growth. Engineering and development expenses were $1,944,000 in 1999 excluding non-recurring charges related to the consulting agreement with a former principal of LSTI and the write-off of assets related to product development of $101,000 and $382,000, respectively, compared to $1,825,000 in 1998, an increase of $119,000, or 7%. The comparative increase is due principally to increased engineering staffing associated with the Company's growth and higher engineering project expenses related to existing product enhancements and redesigns combined with new product development, in particular, the Millennium II and the Twilite laser systems.

     In December, 1999, the Company licensed the undeveloped LSTI technology acquired for $5,135,000 in 1998 to a developmental company in exchange for a royalty on future sales of products encompassing such technology. The decision to license the undeveloped technology was based on the Company's intention to focus on the marketing and further enhancement of products embodying its HydroKinetic technology, including the Millennium II, and development of new products. See Item I, "Description of Business - Acquisition of Laser Skin Toner, Inc."

     Interest income during 1999 was $45,000, a decrease of $13,000, or 22%, from the $58,000 reported in 1998, while interest expense increased $12,000, or 15%, to $94,000 during 1999 from the $82,000 reported in 1998. The decrease in interest income was due to lower average balances of cash and marketable securities during 1999 compared to the balances held in interest-bearing accounts in 1998. The increase in interest expense was due principally to higher average outstanding balances under the Company's line of credit in 1999 versus 1998.


Results of Operations - 1998 as Compared to 1997
------------------------------------------------

     Sales for 1998 were $1,465,000, compared to $1,786,000 reported in 1997. The decrease in sales reflects primarily a decrease in shipments of the Company's laser-based HydroKinetic systems during the first nine months of 1998 due principally to a reduction in the Company's export sales during 1998, down approximately $709,000 from those reported in 1997. The reduction in export sales was due primarily to a decrease in sales to the Company's German distributor which had been the most significant customer for Millennium systems in 1997. The German distributor requested a deferral of Millennium systems pending a partial redesign of the hand piece to address more effectively the requirements of the German market. The decrease was partially offset by an increase in sales during 1998 of $455,000 in aggregate to the Company's new Italian and Canadian distributors.

     The United States Food and Drug Administration ("FDA") in October 1998 granted clearance to the Company to market the Millennium system in the United States for certain dental hard tissue applications. The FDA had previously granted clearance for the marketing of Millennium for certain soft tissue applications. The October 1998 action by the FDA has permitted the Company to commence active marketing of the Millennium system in the United States. Sales for December 1998 were $777,000, attributable primarily to sales of Millennium systems. This represents a dramatic increase over sales for October and November, bringing total 1998 fourth quarter sales to $879,000. Increased sales during December 1998 are attributable to initial domestic market acceptance of the Millennium, more aggressive marketing through the Company's expanded domestic sales force and the addition of new international distributors. The Company expects that this level of increased sales will continue into 1999. Commencing June 1997, sales of Millennium systems replaced sales of an earlier generation of laser system which had been phased out by early 1997 and are currently not being sold or marketed by the Company.

     In August 1998, the Company introduced its first consumer product, the LazerSmile Tooth Whitening System, which utilizes a monochromatic optical energy light source embedded within a toothbrush in conjunction with a clear, non-abrasive tooth whitening gel. The Company recognized a nominal amount of revenue from LazerSmile test marketing in 1998.

     Gross profits were $47,000, or 3% of net sales, in 1998, compared to $259,000, or 15% of net sales, in 1997. The Company's laser division reported a gross loss of $86,000 on net sales of $1,202,000 in 1998, compared to a gross profit of $79,000 on net sales of $1,398,000 in 1997. The decrease in gross profits was due principally to production inefficiencies brought about by the delay in receipt of the anticipated FDA hard tissue clearance coupled with ongoing product development. Gross profit margins attributable to the Millennium were still below desired levels in 1998 and remain below desired levels into 1999. The Company expects to realize improved margins on its Millennium sales during 1999 through improved production layouts, other production efficiencies and lower cost of materials. Gross profit in 1997 was adversely affected by a $164,000 increase in the inventory reserve related to the termination of the active marketing of the Company's prior generation of laser-based systems.

     Operating expenses, net of write off of purchased research and development costs, increased $1,976,000, or 61%, to $5,234,000 in 1998, compared to
$3,258,000 in 1997. Sales and marketing expenses increased $674,000, to $1,629,000 in 1998, compared to $955,000 reported in 1997. The increase was due mainly to greater participation by the Company at various dermatological and dental trade shows, payroll and other costs associated with the Company's establishment of a domestic sales force, its continued pursuit of qualified international distributors, and the initial sales efforts associated with the introduction of LazerSmile. General and administrative expenses increased $500,000, to $1,780,000 in 1998, compared to $1,280,000 reported in 1997. This change was primarily a result of increased expenses associated with advertising and promotion of the Company through various publications and investor forums, public relation announcements associated with the Company's products and regulatory clearances, and increases in employee related expenses associated with increased staffing and additions to management. Engineering and development expenses reported in 1998 were $1,825,000, compared to $1,023,000 reported in 1997. The increase relates principally to costs associated with the 1998 redesign of the Millennium hand piece, enhancements to the existing Millennium configuration and the finalization of the design of LazerSmile in anticipation of its product launch.

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc. ("LSTI"), a development stage company. The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. As consideration for the assets acquired, the Company issued to LSTI an aggregate 1,600,000 shares of the Company's common stock (the "Shares"), including 182,880 shares of common stock retained by the Company pending the achievement by the business of specified performance objectives (the "Performance Shares"). Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock to

O'Donnell Eye Centers, Inc. ("OECI"), a Missouri corporation, in consideration for the license of technology that is the subject of a pending patent application.

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

     The Company had since determined that it was in the best interests of its stockholders to continue its focus on the marketing and further enhancement of products embodying its HydroKinetic technology, including its Millennium system, and not to further develop the LSTI technology. Accordingly, the Company intends to pursue the sale or other disposition of the assets acquired from LSTI encompassing the LSTI technology. No assurances can be given regarding either the Company's ability to dispose of the LSTI technology on a basis acceptable to the Company or the amount and form of the consideration that the Company might receive in exchange for the LSTI technology.

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


Financial Condition
-------------------

     The Company's working capital requirements have been financed over the past several years through the private placement of the Company's equity securities. Such placements generated net proceeds of $2,748,000, $3,593,000 and $720,000 during 1999, 1998, and 1997, respectively. Subsequent to December 31, 1999, the Company raised approximately $2,450,000 of net proceeds through a private placement of equity securities. Subsequent to the Company's 1999 year end, proceeds in excess of $1,500,000 were received from the exercise of certain stock purchase warrants and stock options. In addition, the Company has a $2,500,000 short-term line of credit, of which, $1,158,000 is available, for the purchase of inventory.

     The aggregate of cash and cash equivalents and marketable securities increased $505,0000 during 1999. Operating activities in 1999 utilized $1,897,000 of cash compared to $4,849,000 and $4,009,000 in 1998 and 1997, respectively; the decrease due principally to higher sales and reduced receivables and inventory levels. Investing activities in 1999 provided $184,000 in cash compared to $5,000 and $2,715,000 in 1998 and 1997, respectively; 1997's large contribution due principally to the $2,872,000 sale of marketable securities for use as working capital. 1999's financing activities provided $2,470,000 in cash compared to $5,055,000 and $1,158,000 in 1998 and 1997, respectively; the decrease in 1999 versus 1998 due principally to the Company's payment of $363,000 towards its line of credit compared to the $1,404,000 draw-down of such line in 1998. 1999's financing activities reflected a reduction of $845,000 in proceeds received from the issuance of common stock compared to 1998.

     Accounts receivable decreased $232,000 during 1999 compared to 1998 due principally to improved collection efforts and ratable sales during the fourth quarter of 1999 compared to those of the same period of 1998.

     Inventories decreased $1,272,000 to $658,000 compared to $1,930,000 in 1998. The decrease is attributed to improved inventory control and establishment of just-in-time relationships with certain primary material vendors. The reduction in inventory was partially offset by an $82,000 provision for obsolete inventory charged in 1999 to transition from the Company's previous Millennium laser system version to its recently introduced Millennium II version. The Company believes that through 1998 its operations involved primarily research and development while awaiting key regulatory clearances and that accordingly its operations did not reflect normal business cycles, so that information about inventory turns would not have been meaningful. The Company believes that such information should become meaningful once a pattern of deliveries of Millennium systems has been established.

     Prepaid assets decreased $59,000 in 1999 compared to 1998 due principally to the amortization of prepaid directors and officers liability insurance related to a 2-year premium paid in 1998.

     Liability under a line of credit established in December 1997 to finance inventory decreased $363,000 from 1998 to 1999. This decrease is a net result of draw-downs against the line aggregating $184,000 offset by payments made to the line of $547,000. The balance available for future inventory purchases, should the need arise, is $1,158,000. The line of credit is due to expire December 1, 2000.

     The aggregate of accounts payable and accrued liabilities increased $725,000 in 1999 compared to 1998. This increase is attributable principally to
(i) higher payroll related accruals associated with the Company's increased staffing, (ii) greater warranty level reserves required given the sales growth experienced during 1999, and (iii) an accrual for $480,000 in estimated costs associated with the reacquisition of distribution rights in Germany.

     Capital expenditures during 1998 totaled $66,000 and were primarily related to the purchase of various personal computer workstations associated with the Company's growth. Depreciation of fixed assets was $112,000 for 1999 compared to $94,000 for 1998 due principally to the addition of the computer equipment. The Company also recognized a $179,000 charge to operating expenses representing the carrying value of certain engineering molds that are no longer of use. Patents, trademarks and licenses in 1999 decreased $20,000 from 1998 reflecting principally the amortization of the intangible assets for 1999.

     Other assets increased $43,000 in 1999 compared to 1998 due principally to a deposit placed with an injection mold manufacturer for the creation of molds for the Millennium II laser system.

     Stockholders' equity at December 31, 1999 was in a deficit position of - $939,000, compared to an equity position of $662,000 at December 31, 1998. The deficit position in 1999 was created by the 1999 net loss of $4,797,000 partially offset by (i) equity fundings related to a private placement of the Company's common stock and the exercise of stock purchase warrants and options of $2,748,000 and $354,000, respectively, and (ii) a $94,000 increase to stockholders' equity representing the extension of stock option terms related to a severance agreement with a former executive officer. Subsequent to December 31, 1999, the Company completed a private placement of 1,250,000 shares of restricted common stock and 687,500 stock purchase warrants for net proceeds of $2,451,000. The Company executed an agreement with the former shareholders of LSTI whereby 525,000 of the 1,417,120 shares of the Company's common stock issued as consideration for the assets of LSTI are to be returned to the Company for subsequent cancellation. The agreement also calls for the cancellation of the 182,880 shares of the Company's common stock held in escrow for issuance to LSTI based on future performance of the technology purchased from LSTI. See Item I, "Description of Business - Acquisition of Laser Skin Toner, Inc."


Liquidity and Capital Resources
--------------------------------

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and cost containment. The Company's business continues to focus on the manufacturing and marketing of its laser-based HydroKinetic tissue cutting system, the Millennium II and its new diode laser product, the Twilite.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants, though the Company has experienced significant increased sales of its Millennium system during 1999. During the three years ended December 31, 1999, the Company raised approximately $7,061,000 of net equity funds in this manner.

     Prior to certain equity funding, management believed that the Company required significant resources in 2000, principally to fund the Company's working capital needs to support the production and marketing of the Company's laser-based products for various dental and medical applications, efforts directed towards further extensions and refinements of existing products, and continuing research and development activities. Based upon the Company's private placement subsequent to December 31, 1999, as more fully discussed below, the Company believes that it should have sufficient capital resources to sustain it for the next 12 months in relation to its fiscal year 2000 business plan. Should the Company require further capital resources in fiscal year 2000, the Company would most likely address such requirement through a combination of the sales of its products, sale of equity securities in private placements, and/or debt financings. No assurances can be given, however, that the Company would be able to obtain such additional capital resources.

     If the Company is required to raise additional capital in fiscal year 2000 and is unable to do so, the Company might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, it would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately on its ability to continue as a going-concern.

     Subsequent to December 31, 1999, the Company completed a private placement in which it issued 1,250,000 shares of its restricted common stock to institutional investors and 687,500 redeemable stock purchase warrants to purchase common stock at an exercise price of $3.00 per share. The warrants expire March 31, 2002 and allow for the Company to call the warrants, with not less than 30 days written notice, at a redemption price of $.01 each, provided that the average between the high and low prices at which the shares of common stock trade in the principal market in which they then trade exceeds 200% of the exercise price for twenty consecutive trading days preceding the date of such call. Gross proceeds received from the private placement were approximately $2,722,000. Net proceeds, after placement agent cash commissions and expenses of approximately $231,000 and estimated expenses incurred by the Company of $40,000, were approximately $2,451,000.

     Subsequent to December 31, 1999, the Company also received proceeds of approximately $2,451,000 representing the aggregate exercise price of certain outstanding stock purchase warrants and stock options.

     At December 31, 1999, the Company had $1,342,000 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At December 31, 1999, the weighted average interest rate on the outstanding balance was 6.69%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 2000 at which point the Company will be required to either pay any remaining balance of the credit facility or refinance the credit facility. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

Impact of Changing Prices on Sales and Income
---------------------------------------------

     The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the inflation rate has been relatively low. Nonetheless, the Company has continued to experience increases in the cost of labor and some materials, in the face of requests for price reductions from customers. Due to competitive forces and market imposed selling price ceilings during 1999, the Company was not able to raise prices to its customers to pass along the cost increases experienced. The Company, however, shall continue to pursue price reductions from its materials vendors in an attempt to improve or maintain margins.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not currently hold any market risk sensitive instruments for trading or other purposes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company at December 31, 1999 and 1998 and for the three year period ended December 31, 1999, along with the notes thereto, and the Report Of Independent Accountants thereon, required to be filed in response to this Item 8, begin at page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held May 23, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

   Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held May 23, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held May 23, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held May 23, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


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
          10.28 Amended and Restated Employment Agreement, dated December 18, 1998, by and between the Company and Jeffrey W. Jones. (8)
          10.29 Offer of Employment, dated January 8, 1999, from the Company to Keith G. Bateman. (8)
          10.30* Distribution Agreement between the Company and Sweden & Martina SpA. (8)

    21.     Subsidiaries  (1)

    23.     Consents of Experts and Counsel

    27.     Financial Data Schedule (electronic filing only)

-------------------
     * Portions of these Agreements have been omitted pursuant to a confidentiality request filed with the Securities and Exchange Commission.

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

Date:  April 14, 2000               BIOLASE TECHNOLOGY, INC.
                                    a Delaware corporation

                                    /s/ Jeffrey W. Jones
                                    --------------------
                                    Jeffrey W. Jones
                                    President, Chief Executive Officer,
                                    and Director



   Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2000.


Signatures                          Title
----------                          -----

Principal Executive Officer:


/s/ Jeffrey W. Jones                President, Chief Executive Officer,
--------------------                and Director
(Jeffrey W. Jones)


Principal Financial and Accounting Officer:


/s/ Stephen R. Tartamella           Vice President, Chief Financial Officer,
-------------------------           and Secretary
(Stephen R. Tartamella)




/s/ Federico Pignatelli             Director and Chairman of the Board
-----------------------



/s/ William A. Owens                Director
--------------------



/s/ George V. d'Arbeloff            Director
------------------------

BioLase Technology, Inc.
And Subsidiary
Index to Consolidated Financial Statements and Schedule
--------------------------------------------------------------------------------

                                                                                                    Page
Report of Independent Accountants                                                                   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                                        F-3

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997                                                                    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 1999, 1998 and 1997                                                                    F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 And 1997                                                                    F-6

Notes to Consolidated Financial Statements                                                          F-7


SCHEDULE

Schedule numbered in accordance with Rule 5.04 of Regulation S-X:

II  Consolidated Valuation and Qualifying Accounts and Reserves                                     S-1

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

                       Report of Independent Accountants


To the Board of Directors and Shareholders
BioLase Technology, Inc.
San Clemente, California


In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of BioLase Technology, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Costa Mesa, California
March 17, 2000

BioLase Technology, Inc.
And Subsidiary

Consolidated Balance Sheets
December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                         1999               1998
                                                                                    -------------      -------------
                                            Assets
Current assets:
    Cash and cash equivalents                                                       $   1,180,982      $     424,539
    Marketable securities                                                                       -            251,485
    Accounts receivable, less allowance of $117,745 in 1999 and
      $118,015 in 1998                                                                    330,840            563,236
    Inventories, net of reserves of $309,420 in 1999 and
      $227,694 in 1998                                                                    658,462          1,930,117
    Prepaid expenses and other current assets                                             110,062            168,725
                                                                                    -------------      -------------
      Total current assets                                                              2,280,346          3,338,102
Property and equipment, net                                                               203,529            407,142
Patents, trademarks and licenses, less accumulated amortization
  of $151,278 in 1999 and $129,312 in 1998                                                126,958            147,199
Other assets                                                                               61,480             18,929
                                                                                    -------------      -------------
      Total assets                                                                  $   2,672,313      $   3,911,372
                                                                                    =============      =============

                        Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Line of credit                                                                  $   1,341,925      $   1,705,025
    Accounts payable                                                                      792,073            806,335
    Accrued expenses                                                                      997,287            738,160
    Accrued expenses related to the reacquisition of foreign
      distribution rights                                                                 480,300                  -
                                                                                    -------------      -------------
      Total liabilities                                                                 3,611,585          3,249,520
Commitments and contingencies
Stockholders' equity (deficit):
    Preferred stock, par value $.001, 1,000,000 shares authorized,
      no shares issued and outstanding in 1999 and 1998                                      -                  -
    Common stock, par value $.001, 50,000,000 shares authorized, issued and outstanding 17,583,305 in 1999 and 16,312,007 in 1998
      (after deducting 182,880 of escrow shares in 1999 and 1998)                          17,583             16,312
    Additional paid-in capital                                                         41,809,690         38,614,948
    Accumulated deficit                                                               (42,766,545)       (37,969,408)
                                                                                    -------------      -------------
      Total stockholders' equity (deficit)                                               (939,272)           661,852
                                                                                    -------------      -------------
      Total liabilities and stockholders' equity (deficit)                          $   2,672,313      $   3,911,372
                                                                                    =============      =============


 The accompanying notes are an integral part of these consolidated financial statements.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Operations
For the years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                            1999                  1998                 1997
                                                                       -------------          ------------         ------------
Net sales                                                              $   7,004,272          $  1,465,191         $  1,786,285
Cost of sales                                                              4,151,746             1,418,560            1,527,242
                                                                       -------------          ------------         ------------

    Gross profit                                                           2,852,526                46,631              259,043
                                                                       -------------          ------------         ------------

Operating expenses:
  Sales and marketing                                                      2,700,628             1,628,821              955,192
  General and administrative                                               2,472,544             1,780,015            1,280,171
  Engineering and development                                              2,427,510             1,824,901            1,022,733
  In-process research and development                                              -             5,134,920                    -
                                                                       -------------          ------------         ------------

    Total operating expenses                                               7,600,682            10,368,657            3,258,096
                                                                       -------------          ------------         ------------

    Loss from operations                                                  (4,748,156)          (10,322,026)          (2,999,053)

Interest income                                                               44,666                57,591              184,245
Interest expense                                                             (93,647)              (81,634)              (9,102)
                                                                       -------------          ------------         ------------

    Net loss                                                           $  (4,797,137)         $(10,346,069)        $ (2,823,910)
                                                                       =============          ============         ============

Loss per share - basic and diluted                                     $       (0.28)         $      (0.69)        $      (0.21)
                                                                       =============          ============         ============
Weighted average shares outstanding - basic and diluted                   17,254,005            15,061,814           13,385,318
                                                                       =============          ============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                                                      Additional
                                                                Preferred Stock              Common Stock               Paid-In
                                                               Shares     Amount          Shares        Amount          Capital
                                                              --------   --------       ----------     --------      ------------
Balances at January 1, 1997                                          1   $      -       13,129,949     $ 13,130      $ 28,700,279
Private placement of common stock, net                                                     200,000          200           719,685
Issuance of stock primarily for services                                                    43,850           44           147,761
Issuance of stock primarily for unearned services                                           14,250           14            50,752
Cancellation of stock issued for unearned services                                         (41,523)         (41)               41
Exercise of stock options                                                                   99,000           99           137,151
Conversion of preferred stock to common stock                       (1)                     17,109           17               (17)
Issuance of shares for fractional interest on reverse split                                      1
Net loss
                                                              --------   --------       ----------    ---------      ------------

Balances at December 31, 1997                                        -         -        13,462,636       13,463        29,755,652
Private placement of common stock, net                                                   1,320,000        1,320         3,591,480
Issuance of stock for Laser Skin Toner purchase                                          1,467,120        1,467         5,133,453
Issuance of stock and warrants for earned services                                          23,300           23            75,976
Exercise of stock options                                                                   38,950           39            58,387
Earned escrow shares
Issuance of shares for fractional interest on reverse split                                      1
Net loss
                                                              --------   --------       ----------    ---------      ------------

Balances at December 31, 1998                                        -         -        16,312,007
                                                                                                         16,312        38,614,948
Private placement of common stock, net                                                   1,116,000        1,116         2,746,884
Issuance of stock and warrants for earned services                                          98,400           98           268,871
Exercise of stock options                                                                   56,875           57            85,256
Extension of stock options                                                                                                 93,731
Issuance of shares for fractional interest on reverse split                                     23
Net loss
                                                              --------   --------       ----------    ---------      ------------
Balances at December 31, 1999                                        -   $      -       17,583,305     $ 17,583      $ 41,809,690
                                                              ========   ========       ==========    =========      ============
                                                                  Receivable From
                                                                    Stockholders
                                                                    And Unearned        Accumulated
                                                                      Services            Deficit          Total
                                                                  ---------------     --------------    ------------
Balances at January 1, 1997                                       $             -     $  (24,799,429)   $  3,913,980
Private placement of common stock, net                                                                       719,885
Issuance of stock primarily for services                                                                     147,805
Issuance of stock primarily for unearned services                         (50,766)                                 -
Cancellation of stock issued for unearned services                                                                 -
Exercise of stock options                                                                                    137,250
Conversion of preferred stock to common stock                                                                      -
Issuance of shares for fractional interest on reverse split                                                        -
Net loss                                                                                  (2,823,910)     (2,823,910)
                                                                  ---------------     --------------    ------------

Balances ar December 31, 1997                                             (50,766)       (27,623,339)      2,095,010

Private placement of common stock, net                                                                     3,592,800
Issuance of stock for Laser Skin Toner purchase                                                            5,134,920
Issuance of stock and warrants for earned services                                                            75,999
Exercise of stock options                                                                                     58,426
Earned escrow shares                                                       50,766                             50,766
Issuance of shares for fractional interest on reverse split                                                        -
Net loss                                                                                 (10,346,069)    (10,346,069)
                                                                  ---------------     --------------    ------------

Balances at December 31, 1998                                                   -        (37,969,408)        661,852

Private placement of common stock, net                                                                     2,748,000
Issuance of stock and warrants for earned services                                                           268,969
Exercise of stock options                                                                                     85,313
Extension of stock options                                                                                    93,731
Issuance of shares for fractional interest on reverse split                                                        -

Net loss                                                                                  (4,797,137)     (4,797,137)
                                                                  ---------------     --------------    ------------
Balances at December 31, 1999                                     $             -     $  (42,766,545)   $   (939,272)
                                                                  ===============     ==============    ============

The accompanying notes are an integral part of these consolidated financial statements.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                               1999                 1998                 1997
                                                                           -------------        -------------        ------------
Cash flows from operating activities:
    Net loss                                                               $  (4,797,137)       $ (10,346,069)       $ (2,823,910)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
      Issuance of common stock and warrants for
        earned services                                                          268,969              126,765             147,805
      Extension of stock options                                                  93,731                    -                   -
      In-process research and development                                              -            5,134,920                   -
      Depreciation and amortization                                              112,392               94,156             105,649
      Loss on disposal of assets                                                 179,380                    -                   -
      Provision for bad debts                                                     16,709                  551              95,507
      Provision for inventory excess and obsolescence                             81,726               49,247             164,488
      Accrued expenses related to the reacquisition of foreign
        distribution rights                                                      480,300                    -                   -
      Changes in assets and liabilities:
        Accounts receivable                                                      215,687              496,465          (1,010,296)
        Inventories                                                            1,189,929             (970,587)           (796,786)
        Prepaid expenses and other assets                                         16,112               21,106            (116,108)
        Accounts payable and accrued expenses                                    244,865              544,746             224,385
                                                                           -------------        -------------        ------------
           Net cash used by operating activities                              (1,897,337)          (4,848,700)         (4,009,266)
                                                                           -------------        -------------        ------------
Cash flows from investing activities:
    Purchase of marketable securities                                                  -           (2,522,563)                  -
    Sale of marketable securities                                                251,485            2,898,895           2,872,183
    Additions to property and equipment                                          (66,193)            (299,925)            (90,523)
    Additions to patents, trademarks and licenses                                 (1,725)             (71,260)            (67,145)
                                                                           -------------        -------------        ------------
           Net cash provided by investing activities                             183,567                5,147           2,714,515
                                                                           -------------        -------------        ------------
Cash flows from financing activities:
    Borrowing (payments) under the line of credit, net                          (363,100)           1,403,792             301,233
    Proceeds from issuance of common stock, net                                2,748,000            3,592,800             719,885
    Proceeds from exercise of stock options                                       85,313               58,426             137,250
                                                                           -------------        -------------        ------------
           Net cash provided by financing activities                           2,470,213            5,055,018           1,158,368
                                                                           -------------        -------------        ------------
           Increase (decrease) in cash and cash equivalents                      756,443              211,465            (136,383)
Cash and cash equivalents at beginning of year                                   424,539              213,074             349,457
                                                                           -------------        -------------        ------------
Cash and cash equivalents at end of year                                   $   1,180,982        $     424,539        $    213,074
                                                                           =============        =============        ============

Supplemental cash flow disclosure:
    Cash paid during the year for interest                                 $      96,547        $      74,370        $      4,005
                                                                           =============        =============        ============
    Cash paid during the year for taxes                                    $       1,600        $       1,600        $      1,600
                                                                           =============        =============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

BioLase Technology, Inc.
And Subsidiary

Notes To Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

1.   Summary Of Significant Accounting Policies:

     BioLase Technology, Inc. (the "Company") is primarily in the business of developing, manufacturing and marketing advanced laser products for dental and other surgical applications.

     Principles Of Consolidation:
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after eliminating intercompany accounts and transactions.

     Cash Equivalents:
     ----------------

     The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

     At December 31, 1999 and 1998, the Company had approximately $1,074,000 and $211,000, respectively, of cash balances that were in excess of the federally insured limit of $100,000 per bank.

     Marketable Securities:
     ---------------------

     Marketable securities consist of United States government treasury notes having maturities greater than three months, but less than one year at the time of acquisition. Marketable securities are classified as available-for-sale securities and are reported at fair value. Gross unrealized gains and losses on marketable securities at December 31, 1999 and 1998 are not material.

     Accounts Receivable:
     -------------------
     The Company periodically evaluates the collectibility of its receivables based upon various factors including the financial condition and payment history of major customers, an overall review of collection experience on other accounts and economic factors or events expected to affect the Company's future collection experience.

     Inventories:
     -----------

     Inventories are valued at the lower of cost or market (determined by the first-in, first-out method). The Company periodically evaluates the carrying value of its inventories, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its product compared with the historical cost.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     Property And Equipment:
     ----------------------

     Property and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations.

     The cost of property and equipment is generally depreciated using the straight-line method over the estimated useful lives of the respective assets, which are generally not greater than five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the respective assets or the related lease terms.

     The Company continually monitors events and changes in circumstances that could indicate the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

     Revenue Recognition:
     -------------------

     Sales and related cost of sales are recognized upon shipment of products. The Company's laser products and endodontic handpieces are generally under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future returns of inventory and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management's expectations.

     Engineering and Development:
     ---------------------------

     Company-sponsored engineering and development costs related to both present and future products are expensed as incurred.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     Income Taxes:
     ------------

     The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

     Loss Per Share - Basic And Diluted:
     ----------------------------------

     The Company follows SFAS No. 128, "Earnings Per Share". Basic earnings per shares is computed by dividing income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

     There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 1999, 1998 and 1997, because the effect would have decreased the loss per share amount and therefore been antidilutive. See Note 10 for a description of those securities that could potentially dilute earnings per share in the future, should the Company report net income.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     Comprehensive Income:
     --------------------

     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents the change in equity from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders' equity, except those resulting from investments by and distributions to stockholders. The Company has no items of other comprehensive income for the years ended December 31, 1999, 1998 and 1997.

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

     Reclassifications:
     -----------------

     Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

2.   Basis Of Presentation:

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $4,797,137, $10,346,069 and $2,823,910 for the years ended December 31, 1999, 1998 and
     1997, respectively, and has an accumulated deficit of $42,766,545 at December 31, 1999. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales, continued efforts of engineering redesign, and cost containment. The Company's business now focuses on and is expected to continue to focus on the manufacturing and marketing of its laser-based HydroKinetic tissue cutting system, the Millennium, and certain other related medical products.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through private placements of preferred and common stock and the exercises of stock options and warrants. During the three years ended December 31, 1999, the Company has raised $7,060,685 of equity funds through private placements. Management believes that the Company will require significant resources in 2000, principally to fund the Company's working capital needs to support the production and marketing of the Company's laser-based products for various dental and medical applications, efforts directed toward further extensions and refinements of existing products, and continuing research and development activities (see Note 10 for disclosure related to the private placement of common stock in 2000).

     The Company expects to generate the necessary resources for its 2000 business plan through a combination of the contribution from the sales of its products, the sale of equity securities through private placements, the exercise of stock purchase warrants and options and debt financing. No assurances can be given, however, that the Company will be able to obtain sufficient additional resources. If the Company is unsuccessful in generating anticipated resources from one or more of the anticipated sources and is unable to replace any shortfall with resources from another source, the Company may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, and otherwise scaling back operations. If the Company were unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected. The Company's consolidated financial statements have been prepared under the assumption of a going-concern. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going-concern. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.


3.   Acquisition of Laser Skin Toner, Inc.:

     On July 2, 1998, the Company acquired substantially all of the assets of Laser Skin Toner, Inc. ("LSTI"), a development stage company. The assets acquired relate primarily to the proprietary laser-based technology being developed by LSTI for non-invasive laser treatment in the field of aesthetic skin rejuvenation, including all intellectual property rights consisting of patents, patent applications, a trademark application and certain know-how. At the time of the acquisition, the intellectual property embodying this developmental effort represented substantially all of LSTI's assets, and the developmental efforts did not appear applicable to any alternative use. As consideration for the assets acquired, the Company issued to LSTI an aggregate 1,600,000 shares of the Company's common stock (the "Shares"), including 182,880 shares of common stock retained by the Company pending the achievement by the business of specified performance objectives. Pursuant to a separate agreement, the Company also issued 50,000 shares of its common stock to O'Donnell Eye Centers, Inc. ("OECI"), a Missouri corporation, in consideration for the license of technology that is the subject of a pending patent application.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

     In December 1999, the Company transferred the LSTI technology and all associated assets in exchange for a royalty based upon future sale of product covered by patents on the LSTI technology. However, there can be no assurance that the LSTI technology will be successfully developed and commercialized or that the Company will receive any significant royalty payments relating to the LSTI technology. In March 2000, the Company entered into an agreement with the former shareholders of LSTI whereby the former shareholders agreed to return to the Company for cancellation of 525,000 of the 1,417,120 shares of the Company's common stock held by them. The agreement also called for the cancellation of the 182,880 shares of the Company's common stock that had been issued and placed in escrow for possible delivery based upon the future performance of the business to be based on the LSTI technology. In addition, the Company and the former shareholders of LSTI exchanged general releases, including the release of all claims, if any, relating to the Company's acquisition of the assets of LSTI.


4.   Inventories:

     Inventories consist of the following at December 31:

                                                     1999          1998
                                                  ---------     ----------
       Raw materials                              $ 434,315     $1,372,172
       Work-in-process                              151,203        183,889
       Finished goods                                72,944        374,056
                                                  ---------     ----------
                                                  $ 658,462     $1,930,117
                                                  =========     ==========

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

5.   Property and Equipment:

     Property and equipment consist of the following at December 31:

                                                                           1999              1998
                                                                       -----------       -----------
       Leasehold improvements                                          $   171,445       $   170,927
       Equipment and computers                                             884,841         1,001,263
       Furniture and fixtures                                              200,806           199,588
       Demonstration units                                                 247,354           247,354
                                                                       -----------       -----------
                                                                         1,504,446         1,619,132
         Less, Accumulated depreciation and amortization                (1,300,917)       (1,211,990)
                                                                       -----------       -----------
                                                                       $   203,529       $   407,142
                                                                       ===========       ===========

6.   Line Of Credit:

     At December 31, 1999, the Company had $1,341,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for financing inventories and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At December 31, 1999, the weighted average interest rate on the outstanding balance was 6.69%. The revolving credit agreement expires on December 1, 2000.

7.   Accrued Expenses:

     Accrued expenses consist of the following at December 31:

                                                               1999             1998
                                                            ----------       ----------
       Accrued professional fees                            $  100,742       $   89,124
       Accrued legal and settlement costs                      132,261          144,166
       Accrued warranty                                        163,175           40,315
       Accrued payroll and vacation                            245,930          104,422
       Other                                                   355,179          360,133
                                                            ----------       ----------
                                                            $  997,287       $  738,160
                                                            ==========       ==========

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

8.   Accrued Expenses Related To The Reacquisition Of Foreign Distribution
     Rights:


     On February 25, 2000, the Company finalized an agreement with its sole German distributor to reacquire its distribution rights in Germany. The Company began negotiating with the distributor in 1999 and has agreed to pay an amount equal to $435,500 as consideration to reacquire such distribution rights. Other ancillary charges and expenses in connection with this transaction that have been incurred by the Company through December 31, 1999 are estimated to be $44,800, which, along with the distributor rights settlement fee of $435,500, have been included in general and administrative expense in the accompanying consolidated statements of operations.

9.   Commitments and Contingencies:

     Litigation:
     ----------

     The Company is party to pending lawsuits or subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     Lease Commitments:
     -----------------

     The Company leases plant and office facilities under operating leases that expire in 2000. The Company is currently in negotiations to renew such leases. Rent expense was $153,167, $156,178 and $141,385 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Purchase Commitments:
     --------------------

     In February 2000, the Company agreed to purchase 26 Millennium units at a cost of approximately $12,800 per unit, which were held by a third party financier. The Company expects to dispose of these units at a profit in the normal course of operations.

BioLase Technology, Inc.
And Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

10.  Stockholders' Equity:

     Equity Financing:
     ----------------

     The Company has raised equity capital through several private offerings in the three years ended December 31, 1999, as follows:

                                                Number
                                               of Shares
                                               of Common        Net Cash
                 Years Ended December 31,         Stock       Consideration
                 -----------------------      -----------     -------------
                          1999                 1,116,000       $ 2,748,000
                          1998                 1,320,000         3,592,800
                          1997                   217,109           719,885


     Preferred Stock:
     ---------------

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

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     Common Stock:
     ------------

     In February 2000, the Company offered 125 units to accredited investors in a private placement. Each unit consisted of 10,000 shares of the Company's common stock and 5,000 redeemable stock purchase warrants (the "2000 Warrants"). Gross proceeds from the private placement were $2,721,875 before direct expenses of $271,359. The shares of common stock issued in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. Each 2000 Warrant entitles the holder to purchase a share of common stock at $3.00 and expires on March 31, 2002. An additional 62,500 redeemable warrants were issued in connection with the placement, which are exercisable at $3.00 per share.

     In February 1999, the Company offered a private placement in which it issued and sold 110 units to accredited investors. Each unit consisted of 10,000 shares of the Company's common stock and 5,000 redeemable stock purchase warrants (the "1999 Warrants"). Gross proceeds from the private placement were $3,025,000 before direct expenses of $277,000. The Company also issued an additional 16,000 shares for commissions related to this private placement. The shares of common stock issued in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. Each 1999 Warrant entitles the holder to purchase a share of common stock at $3.50 and expires on March 31, 2001. An additional 99,000 redeemable warrants were issued in connection with the placement, which are exercisable at $2.75 per share.

     In May 1998, the Company completed a private placement in which it issued and sold 132 units to accredited investors. Each unit consisted of 10,000 shares of the Company's common stock and 5,000 redeemable stock purchase warrants (the "1998 Warrants"). Gross proceeds from the private placement were $3,960,000 before direct expenses of $367,200. The shares of common stock issued in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. Each 1998 Warrant entitles the holder to purchase a share of common stock at $3.75 and expires on April 30, 2000. An additional 64,000 warrants were issued in connection with the placement, which are exercisable at $3.75 per share.

     In February 1997, the Company completed a private placement in which it issued and sold 200,000 shares of its common stock to an accredited investor. Gross proceeds from the private placement were $725,000 before direct expenses of $5,115.

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     The Company also issued shares of its common stock to individuals for services rendered. The estimated fair value of the common stock is charged to earnings as compensation for these services. The Company issued 98,400 shares for services valued at $213,417 in 1999 and 23,300 shares for services valued at $64,185 in 1998. The Company issued 58,100 shares for services valued at $198,571 in 1997, of which 43,850 of the shares valued at $147,805 were for services rendered during 1997 and 14,250 of the shares valued at $50,766 were for services rendered in 1998.

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

     A total of 375,000 shares of common stock were authorized for issuance under the 1990 Plan, of which, at December 31, 1999, 211,250 had been issued upon option exercise, 160,000 were reserved for issuance upon exercise of outstanding options and 3,750 were available for the granting of additional options. A total of 150,000 shares of common stock were authorized for issuance under the 1992 Plan, of which, at December 31, 1999, 67,391 had been issued upon option exercise, 82,500 were reserved for issuance upon exercise of outstanding options and 109 were available for the granting of additional options. A total of 1,500,000 shares of common stock were authorized for issuance under the 1993 Plan, of which, at December 31, 1999, 106,600 had been issued upon option exercise, 1,261,585 were reserved for issuance upon exercise of outstanding options, and 131,815 were available for the granting of additional options. A total of 1,000,000 shares of common stock were authorized for issuance under the 1998 Plan, of which, at December 31, 1999, 632,000 were reserved for issuance upon exercise of outstanding options, and 368,000 were available for the granting of additional options. Any shares which are reserved for issuance under an outstanding option which expires or terminates unexercised, or any shares which are used by participants to pay all or part of the purchase price of any option exercised, may again be reserved for issuance upon exercise of newly granted options under the respective Plans. However, shares with respect to which stock appreciation rights have been exercised may not again be made subject to an award.

     At the discretion of the Board of Directors or a committee comprised of non-employee directors or other nonemployees appointed by the Board of Directors (the "Committee"), employees, officers, directors and consultants of the Company and its subsidiary may become participants in the Plans upon receiving grants in the form of stock options or, in the case of the 1990 and 1992 Plans, stock appreciation rights.

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     Stock options may be granted as nonqualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% or greater stockholder at the time of grant); nonqualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. Stock options may be exercised no more than ten years after the date of grant and no more than three years after death or disability, whichever occurs earlier. In the case of options granted under the 1993 Plan, payment of the purchase price for shares of stock acquired through the exercise of stock options must be paid in cash. At the discretion of the Committee, the purchase price for shares of stock acquired through the exercise of stock options under the 1998, 1992 and 1990 Plans may be paid by cash, shares of common stock valued at their fair market value at the date of exercise or by delivery of recourse promissory notes or a combination thereof. No incentive stock options have been awarded under the Plans.

     The following table summarizes the activity under the Plans:

                                                                                          Weighted Average
                                                                                           Exercise Price
                                                                          Shares              Per Share
                                                                       -----------        ----------------
     Options outstanding, December 31, 1996                              1,301,910            $       2.47
         Granted                                                           234,500                    3.29
         Exercised                                                         (99,000)                   1.39
         Canceled                                                          (95,000)                   6.18
                                                                       -----------        ----------------
     Options outstanding, December 31, 1997                              1,342,410                    2.43
         Granted                                                           834,500                    2.58
         Exercised                                                         (38,950)                   1.50
         Canceled                                                          (62,000)                   6.02
                                                                       -----------        ----------------
     Options outstanding, December 31, 1998                              2,075,960                    2.40
         Granted at fair market value                                      254,500                    2.34
         Granted above fair market value                                   275,000                    2.14
         Exercised                                                         (56,875)                   1.50
         Canceled                                                         (412,500)                   2.59
                                                                       -----------        ----------------
     Options outstanding, December 31, 1999                              2,136,085            $       2.35
                                                                       ===========        ================

     Options exercisable, December 31, 1997                              1,127,514            $       2.22
                                                                       ===========        ================
     Options exercisable, December 31, 1998                              1,284,751            $       2.27
                                                                       ===========        ================
     Options exercisable, December 31, 1999                              1,524,583            $       2.40
                                                                       ===========        ================

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     At December 31, 1999, 503,674 options were available for grant under the Plans.

                                   Options Outstanding                     Exercisable
                        ---------------------------------------     -------------------------
                                      Weighted       Weighted                        Weighted
         Range of                     Average        Average                         Average
         Exercise         Number      Exercise      Remaining        Number          Exercise
          Prices        of Shares      Price       Life (Years)     of Shares         Price
     --------------     ---------     --------     ------------     ---------        --------
     $0.75 to $2.25     1,270,250     $   1.87             7.62       729,375          $ 1.70
     $2.53 to $4.13       865,835     $   3.04             7.70       795,208          $ 3.05

     Stock options granted under the 1990 Plan may include the right to acquire an Accelerated Ownership Nonqualified Stock Option ("AO"). If an option grant contains the AO feature and if the participant pays all or part of the purchase price of the option with shares of the Company's common stock held by the participant for at least six months, then upon exercise of the option, the participant is granted an AO to purchase at the fair market value as of the date of the AO grant the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. At December 31, 1999, there were no options outstanding under the 1990 Plan that included the AO feature.

     In addition to the Plans discussed above, the Company has agreements with vendors and other persons under which options, not under any of the Plans, to purchase shares of the Company's common stock have been granted. The shares issuable upon exercise of such options have not been registered under the Act.

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     The following table summarizes option transactions outside the Plans:

                                                                                                Weighted Average
                                                                                Shares           Exercise Price
                                                                             Under Option           Per Share
                                                                           ---------------      ----------------
     Options outstanding, December 31, 1996                                        122,500      $           8.33
           Granted                                                                 150,000                  5.00
           Canceled                                                                      -                     -
                                                                           ---------------      ----------------
     Options outstanding and exercisable, December 31, 1997                        272,500                  6.50
           Granted                                                                       -                     -
           Canceled                                                                      -                     -
                                                                           ---------------      ----------------
     Options outstanding and exercisable, December 31, 1998                        272,500                  6.50
           Granted                                                                       -                     -
           Canceled                                                               (182,500)                 4.88
                                                                           ---------------      ----------------
     Options outstanding and exercisable, December 31, 1999                         90,000      $           9.78
                                                                           ===============      ================

     The Company's options outstanding and exercisable at December 31, 1999 represent grants of 2,500, 75,000 and 12,500 with per share exercise prices of $12.00, $10.50 and $5.00, respectively, and remaining terms of 2.75,
     3.13 and 3.76 years, respectively.

     In December 1997, the Company issued 75,000 warrants in connection with obtaining a $2,500,000 credit facility for financing inventories. Each warrant entitles the holder to purchase one share of common stock and vested fully at date of issuance. Of such warrants, 50,000 were issued at a per share exercise price of $5.00 and 25,000 were issued at a per share exercise price of $4.00, all expiring December 1, 2000. In December 1998, the Company issued an additional 25,000 warrants in connection with the Company's exercise of an option to extend the term of the credit facility. Each warrant entitles the holder to purchase one share of common stock and vested fully at the date of issuance. The warrants were issued at a per share exercise price of $5.00 and expire on December 1, 2001. In June and December 1999, the Company issued 25,000 and 50,000 warrants, respectively, in connection with the Company's exercise of an option to extend the term of the credit facility. Each warrant entitles the holder to purchase one share of common stock and vested fully at the date of issuance. Of such warrants, 25,000 were issued at a per share exercise price of $5.00 and 50,000 were issued at a per share exercise price of $3.00, expiring June 1, 2002 and December 1, 2002, respectively.

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     As of December 31, 1999, the Company has 649,000 of the 1999 Warrants and 724,000 of the 1998 Warrants outstanding. At the sole option of the Company, it may call for redemption 550,000 and 99,000 of the then outstanding 1999 Warrants provided the closing price of the Company's common stock has equaled or exceeded $4.97 and $3.91 per share for the 10 and 20 days, respectively, preceding the call for redemption. Also at the sole option of the Company, it may call for redemption 660,000 and 64,000 of the then outstanding 1998 Warrants provided the closing price of the Company's common stock has equaled or exceeded $6.00 per share for the 10 and 20 days, respectively, preceding the call for redemption. The notice of redemption shall specify a redemption date no less than 30 days after the date of such notice on which all of the then remaining unexercised 1998 and 1999 Warrants shall be redeemed by the Company at a cash price of $.01 per warrant.

     The fair value of options and warrants issued to non-employees during the years ended December 31, 1999, 1998 and 1997 was not material.

     Pro Forma Effect Of Stock-Based Compensation:
     --------------------------------------------

     The Company has adopted the disclosure only provisions of SFAS No. 123 for options issued to employees. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been the pro forma amounts indicated below:


                                                             1999                 1998                 1997
                                                         ------------         ------------         -----------
       Net loss - basic and diluted                       $(5,410,273)        $(10,645,045)        $(3,053,766)
       Loss per share - basic and diluted                 $     (0.31)        $      (0.71)        $     (0.23)

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                             1999       1998       1997
                                                                           --------   --------   --------
       Weighted-average life (years)                                           6.40       1.90       1.60
       Volatility                                                                56%        75%        79%
       Annual dividend per share                                              $0.00      $0.00      $0.00
       Risk free interest rate                                                 5.81%      4.93%      5.77%
       Weighted-average fair value of options granted                         $1.24      $1.03      $1.30

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

11.  Income Taxes:

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31:

                                         1999          1998          1997
                                       --------      --------      --------
     Current:
         Federal                       $      -      $      -      $      -
         State                            1,600         1,600         1,600
                                       --------      --------      --------
                                          1,600         1,600         1,600
     Deferred
         Federal                              -             -             -
         State                                -             -             -
                                       --------      --------      --------
                                       $  1,600      $  1,600      $  1,600
                                       ========      ========      ========

     The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

     The effects of temporary differences that give rise to the deferred tax provision consist of the following for the years ended December 31:


                                                          1999              1998              1997
                                                      -----------        -----------       -----------
     Property and equipment                           $  (106,690)       $   (41,135)      $   (25,726)
     Research and development                             594,008             47,883           222,978
     Reserves not currently deductible                     95,444           (175,348)          129,170
     Inventories                                          (33,585)            15,155             7,542
     Capital loss carryforward                             (2,948)                 -                 -
     Net operating losses                                 928,251          2,172,161           990,372
                                                      -----------        -----------       -----------
                                                        1,474,480          2,018,716         1,324,336
       Change in valuation allowance                   (1,474,480)        (2,018,716)       (1,324,336)
                                                      -----------        -----------       -----------
         Total                                        $         -        $         -       $         -
                                                      ===========        ===========       ===========

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

                                                                  1999          1998          1997
                                                               ----------    ----------    ----------
       Statutory regular federal income tax rate                    (34.0%)       (34.0%)       (34.0%)
       In-process research and development                              -          16.9             -
       Stock options                                                 (0.4)         (0.2)         (3.1)
       Change in valuation allowance                                 37.5          18.5          43.0
       Other                                                         (3.1)         (1.2)         (5.9)
                                                               ----------    ----------    ----------
         Total                                                        0.0%          0.0%          0.0%
                                                               ==========    ==========    ==========

     The components of the deferred income tax assets are as follows at December 31:

                                                                   1999                 1998
                                                               -------------        ------------
       Property and equipment                                  $     168,210        $    274,900
       Research and development                                      864,869             270,861
       Reserves not currently deductible                             330,238             234,794
       Inventories                                                    22,705              56,290
       Capital loss carryforward                                     274,550             277,498
       State taxes                                                       544                 544
       Net operating losses                                       12,744,728          11,816,477
                                                               -------------        ------------
                                                                  14,405,844          12,931,364
       Valuation allowance                                       (14,405,844)        (12,931,364)
                                                               -------------        ------------
         Total                                                 $           -        $          -
                                                               =============        ============

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that such assets are realizable, the valuation allowance will be reduced.

     At December 31, 1999, the Company had a capital loss carryforward of $640,873, which will expire in 2000.

     As of December 31, 1999, the Company had net operating loss carryforwards for federal and state purposes of approximately $34,307,620 and $12,213,090, respectively. The federal net operating loss carryforwards begin to expire in 2002. The state net operating loss carryforwards began expiring in 1999. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

BioLase Technology, Inc.
And Subsidiary

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

12.  Business Segment And Sales Concentrations:

     The Company operates in a single operating segment and is engaged in the development, manufacturing and marketing of advanced laser products for dental and other surgical applications, and also markets and distributes related endodontic products manufactured by third parties.

     Significant customers consisted primarily of domestic and international distributors. The Company has distributorship agreements for dental lasers in Canada, Mexico, Europe, the Middle East, Australia and the Far East. In 1999, 1998 and 1997, export sales were $2,356,000, $598,000 and $1,307,000, respectively, of which 72%, 66% and 93%, respectively, were sales to Europe. Also in 1999 and 1998, 15% and 27%, respectively, of export sales were to Canada. Sales to one customer were approximately $1,299,000 and $1,188,000, respectively, for the years ended December 31, 1999 and 1997. Sales to two customers were approximately $456,000 for the year ended December 31, 1998. No other customer accounted for more than 10% of consolidated sales in 1999, 1998 or 1997.

     Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable concentrations have resulted from sales activity to individual customers. Accounts receivable for three and two customers totaled approximately $262,000 and $332,000, respectively, at December 31, 1999 and 1998. No other customer accounted for more than 10% of accounts receivable at December 31, 1999 or 1998.

BioLase Technology, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves
For The Years Ended December 31, 1999, 1998 And 1997
--------------------------------------------------------------------------------



                                                                               Reserve for          Valuation
                                                        Allowance for          Excess and           Allowance
                                                           Doubtful             Obsolete          for Deferred
                                                           Accounts             Inventory           Tax Asset
                                                        -------------         -------------       ------------
    Balances at December 31, 1996                       $      21,957         $     485,154       $  9,588,312
       Charged to operations                                   95,507               164,488          1,324,336
       Write-offs                                                   -               (28,693)                 -
                                                        -------------         -------------       ------------
    Balances at December 31, 1997                             117,464               620,949         10,912,648
       Charged to operations                                      551                49,247          2,018,716
       Write-offs                                                   -              (442,502)                 -
                                                        -------------         -------------       ------------
    Balances at December 31, 1998                             118,015               227,694         12,931,364
       Charged to operations                                   16,709                81,726          1,474,480
       Write-offs                                             (16,979)                    -                  -
                                                        -------------         -------------       ------------
    Balances at December 31, 1999                       $     117,745         $     309,420       $ 14,405,844
                                                        =============         =============       ============