Form 10-Q
period 2000-03-31
BIOLASE TECHNOLOGY INC
filed 2000-05-22
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended    March 31, 2000
                                    -------------------------------

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
                                  Yes  X   No
                                     -----   -----


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                                19,972,502
-----------------------------                      ----------------------------
       Title Class                                 Number of Shares Outstanding
                                                   at May 12, 2000

                           BIOLASE TECHNOLOGY, INC.

                                                               Page Number
                                                               -----------

PART 1.  FINANCIAL INFORMATION

       ITEM 1.      Financial Statements:

                    Consolidated Condensed Balance Sheets            3

                    Consolidated Condensed Statements
                     of Operations                                   4

                    Consolidated Condensed Statement
                     of Stockholders' Equity                         5

                    Consolidated Condensed Statements
                     of Cash Flows                                   6

                    Notes to Consolidated Condensed
                     Financial Statements                            7

       ITEM 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   9

       ITEM 3.      Quantitative and Qualitative
                     Disclosures about Market Risk                  12


PART II. OTHER INFORMATION

       ITEM 1.      Legal Proceedings                               13

       ITEM 2.      Changes in Securities                           13

       ITEM 3.      Defaults Upon Senior Securities                 14

       ITEM 4.      Submission of Matters to a Vote of Security
                    Holders                                         14

       ITEM 5.      Other Information                               14

       ITEM 6.      Exhibits and Reports on Form 8-K                14


SIGNATURE PAGE                                                      15

                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                             March 31, 2000        December 31, 1999
                                                                                              (Unaudited)
                                                                                           ------------------      -----------------

Assets:
Current assets:
      Cash and cash equivalents                                                           $     4,180,067         $      1,180,982
      Accounts receivable, less allowance of $117,745 in 2000 and 1999                            712,302                  330,840
      Inventories, net of reserves of $353,466 in 2000 and $309,420 in 1999                       798,936                  658,462
      Prepaid expenses and other current assets                                                   104,348                  110,062
                                                                                           ------------------      -----------------
                    Total current assets                                                        5,795,653                2,280,346


Property and equipment, net                                                                       190,042                  203,529
Patents, trademarks and licenses, less accumulated
     amortization of $156,977 in 2000 and $151,278 in 1999                                        121,258                  126,958
Other assets                                                                                       62,230                   61,480
                                                                                           ------------------      -----------------
                    Total assets                                                          $     6,169,183         $      2,672,313
                                                                                           ==================      =================

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
      Line of credit                                                                      $     1,341,925         $      1,341,925
      Note payable                                                                                428,000                        -
      Accounts payable                                                                            977,150                  792,073
      Accrued expenses                                                                            999,062                  997,287
      Accrued expenses related to the reacquisition of foreign distribution rights                 36,912                  480,300
                                                                                           ------------------      -----------------
                    Total current liabilities                                                   3,783,049                3,611,585
                                                                                           ------------------      -----------------


Stockholders' equity (deficit):
      Preferred stock, par value $.001, 1,000,000 shares authorized:
            Series  no shares issued and outstanding in 1999 or 1998                                    -                        -
      Common stock, par value, $.001, 50,000,000 shares
            authorized, issued 19,458,972 in 2000 and 17,583,305 in 1999                           19,459                   17,583
            (after deducting 182,880 of escrow shares in 2000 and 1999)
      Additional paid-in capital                                                               46,165,316               41,809,690
      Accumulated deficit                                                                     (43,798,641)             (42,766,545)
                                                                                           ------------------      -----------------
                    Net stockholders' equity (deficit)                                          2,386,134                 (939,272)
                                                                                           ------------------      -----------------
                    Total liabilities and stockholders' equity (deficit)                  $     6,169,183         $      2,672,313
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

-----------------------------------------

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             ----------------------------------
                                                                                  2000                  1999
                                                                                  ----                  ----

Sales                                                                      $    1,527,026      $      1,785,983
Cost of sales                                                                     990,764               988,842
                                                                            --------------      -----------------

        Gross profit                                                              536,262               797,141
                                                                            --------------      -----------------

Operating expenses:
     Sales and marketing                                                          638,026               534,320
     General and administrative                                                   400,878               435,695
     Engineering and development                                                  513,439               471,515
                                                                            --------------      -----------------

        Total operating expenses                                                1,552,343             1,441,530
                                                                            --------------      -----------------

        Loss from operations                                                   (1,016,081)             (644,389)

Interest income                                                                     7,246                 3,515
Interest expense                                                                  (23,261)              (28,982)
                                                                            --------------      -----------------

        Net loss                                                           $   (1,032,096)      $      (669,856)
                                                                            ==============      =================

Loss per share  - basic and diluted                                        $        (0.06)      $         (0.04)
                                                                            ==============      =================

Weighted average shares outstanding                                            18,015,127            16,316,157
                                                                            ==============      =================


     See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                            BIOLASE TECHNOLOGY, INC.
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)





                                                                          Preferred Stock             Common Stock
                                                                          Shares    Amount         Shares      Amount
                                                                          ------    ------         ------      ------

       Balance at January 1, 2000                                              -     $   -     17,583,305     $17,583

       Private placement of common stock                                       -         -      1,250,000       1,250

       Exercise of warrants                                                    -         -        491,500         492

       Exercise of stock options                                               -         -        134,166         134

       Issuance of shares for fractional interest on reverse split             -         -              1           -

       Net loss                                                                -         -              -           -
                                                                      -------------------------------------------------
       Balance at March 31, 2000                                               -     $   -     19,458,972     $19,459



                                                                           Additional
                                                                              Paid-in      Accumulated
                                                                              Capital          Deficit           Total
                                                                              -------          -------           -----

       Balance at January 1, 2000                                         $41,809,690     $(42,766,545)     $ (939,272)

       Private placement of common stock                                    2,449,266                -       2,450,516

       Exercise of warrants                                                 1,687,381                -       1,687,873

       Exercise of stock options                                              218,979                -         219,113

       Issuance of shares for fractional interest on reverse split                  -                -               -

       Net loss                                                                     -       (1,032,096)     (1,032,096)
                                                                    ---------------------------------------------------
       Balance at March 31, 2000                                          $46,165,316     $(43,798,641)     $2,386,134
                                                                    ===================================================

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                           --------------------------------------
                                                                                               2000                    1999
                                                                                              ------                  ------

       Cash flows from operating activities:
       Net loss                                                                          $    (1,032,096)       $       (669,856)
       Adjustments to reconcile net loss to net cash used by
        operating activities:
              Issuance of common stock for earned services                                           -                    52,594
              Depreciation and amortization                                                       26,012                  24,685
              Provision for bad debts                                                                -                       496
              Provision for inventory excess and obsolescence                                     44,046                     -

              Changes in operating assets and liabilities:
                  Accounts receivable                                                           (381,462)                 83,069
                  Inventories                                                                   (184,520)                261,101
                  Prepaid expenses and other assets                                                4,964                 (43,198)

                  Accounts payable                                                               185,077                 106,523
                  Accrued expenses                                                                 1,775                 189,001
                  Accrued costs related to reaquisition of foreign distribution rights           (15,388)                  -
                                                                                           --------------         ---------------

                  Net cash provided (used) by operating activities                            (1,351,592)                  4,415
                                                                                           --------------         ---------------

       Cash flows from investing activities:
       Sale of marketable securities                                                                -                    150,000
       Additions to property and equipment                                                        (6,825)                (25,869)
       Additions to patents, trademarks and licenses                                                -                     (4,904)
                                                                                           --------------         ---------------
                  Net cash provided (used) by investing activities                                (6,825)                119,227
                                                                                           --------------         ---------------

       Cash flows from financing activities:
       Borrowings under line of credit, net                                                         -                    184,000
       Proceeds from issuance of common stock, net                                             2,450,516               2,748,000
       Proceeds from exercise of stock options and warrants                                    1,906,986                   -
                                                                                           --------------         ---------------
                  Net cash provided by financing activities                                    4,357,502               2,932,000
                                                                                           --------------         ---------------

       Increase in cash and cash equivalents                                                   2,999,085               3,055,642
       Cash and cash equivalents at beginning of period                                        1,180,982                 424,539
                                                                                           --------------         ---------------

       Cash and cash equivalents at end of period                                        $     4,180,067        $      3,480,181
                                                                                           ==============         ===============

       Supplemental cash flow disclosure:
              Cash paid during the period for interest                                   $        23,326        $         28,100
                                                                                           ==============         ===============

       Noncash financing activities:
              Conversion of accrued expense to note payable                              $       428,000        $          -
                                                                                           ==============         ===============


     See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 2000


Note 1
------

     The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of March 31, 2000 and the results of operations for the three-month period then ended.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $4,797,137, $10,346,069 and $2,823,910 for the years ended December 31, 1999, 1998 and 1997, respectively, and a net loss of $1,032,096 for the three-month period ended March 31, 2000, and has an accumulated deficit of $43,798,641 at March 31, 2000. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the Millennium II and the Twilite(TM) laser systems.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1999, the Company raised approximately $7,061,000 of net equity funds in this manner. During the first quarter of 2000, the Company raised an aggregate $4,357,502 of net equity funds in this manner.

     Based upon the expected increase in sales and the additional funds already received, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2000 business plan. Should the Company require further capital resources in fiscal year 2000, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financings. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

     If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately on its ability to continue as a going-concern. The consolidated condensed financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

     Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


Note 2
------

     Inventories, net of reserves,                              March 31, 2000              December 31, 1999
consist of the following:                                         (unaudited)
                                                                 --------------              ---------------

Raw materials                                                       $   223,762                 $   434,315
Work-in-process and subassemblies                                       187,724                     151,203
Finished goods                                                          387,450                      72,944
                                                                    -----------                 -----------

                                                                    $   798,936                 $   658,462
                                                                    ===========                 ===========


Note 3
------

     Property and equipment,                                       March 31, 2000           December 31, 1999
at cost, consist of the following:                                  (unaudited)
                                                                 --------------              ----------------

Leasehold improvements                                              $   171,445                 $   171,445
Equipment and lialibied and computers                                   891,666                     884,841
Furniture and fixtures                                                  200,806                     200,806
Demonstration units                                                     247,354                     247,354
                                                                    -----------                 -----------

     Total cost                                                       1,511,271                   1,504,446

Less, accumulated depreciation and amortization                      (1,321,229)                 (1,300,917)
                                                                    -----------                 -----------

                                                                    $   190,042                 $   203,529
                                                                    ===========                 ===========

Note 4
------

     Accrued expenses consist
of the following:                           March 31, 2000             December 31, 1999
                                              (unaudited)
                                            --------------             -----------------
Accrued payroll and benefits                     $320,982                    $245,930
Accrued professional fees                          69,332                     100,742
Accrued legal costs                               172,761                     132,261
Accrued warranty                                  173,734                     163,175
Other                                             262,253                     355,179
                                                 --------                    --------

                                                 $999,062                    $997,287
                                                 ========                    ========


Note 5
------

     Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Potential common stock, which consists of stock options and warrants, has been excluded from per share calculations, as the effect of the assumed exercise of this potential common stock is anti-dilutive at March 31, 2000 and 1999.


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


Results of Operations - Three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999:

     Sales for the three months ended March 31, 2000 were $1,527,026 compared to $1,785,983 for the same period in 1999, a decrease of $258,957 or 14%. The decrease was due principally to the Company transitioning from an earlier version of its Millennium(R)

HydroKinetic(TM) (water laser) to its latest smaller and lighter version, the Millennium II. The average selling price per unit was reduced to motivate sales of the older version during this transition, which adversely impacted sales for the quarter. During the latter part of the first quarter of 2000, the Company commenced shipment of its new semiconductor diode laser system, the Twilite(TM), which incorporates the latest state-of-the-art technology for use in a broad range of dental cosmetic and soft tissue procedures. While sales of the discounted older version Millennium(R) are expected to continue into the second quarter of 2000, sales of the new Millennium II and Twilite(TM) laser systems are expected to increase significantly beyond those reported in the first quarter of 2000.

     Gross profit for the first quarter of 2000 was $536,262, or 35% of sales, compared to $797,141, or 45% of sales, for the first quarter of 1999, a decrease of $260,879. The decrease was due principally to the decrease in the average unit selling price experienced from the product transition of the Millennium(R) to the new Millennium II.

     Operating expenses were $1,552,343 for the first quarter of 2000 compared to $1,441,530 for the same period in 1999, a modest increase of $110,813. Sales and marketing expenses for the first quarter of 2000 increased to $638,026 from $534,320 for the same period in 1999, an increase of $103,706, or 19%. The increase was due principally to the new product launches of the Millennium II and the Twilite(TM) laser systems requiring expanded advertising and aggressive participation at industry trade shows. The Company anticipates favorable results from these efforts through increased sales during the second quarter of 2000. Engineering and development expenses were $513,439 for the first quarter of 2000 compared to $471,515 for the first quarter of 1999, an increase of 41,924, or 9%. The increase was due primarily to efforts associated with the final designs of the Millennium II and Twilite(TM) laser systems. General and administrative expenses reflected a modest decrease of $34,817, or 8%, to $400,878 for the first quarter of 2000 compared to $435,695 for the same period in 1999.

     The Company's net loss was $1,032,096, or $0.06 per share, for the first quarter of 2000 compared to $669,856, or $0.04 per share, for the same period in 1999. The increase in the net loss was due principally to the reduction in sales as a result of a reduced average unit selling price of its Millennium(R), which also contributed to the significant reduction in gross profits.


Financial Condition

     Cash and cash equivalents increased from $1,180,982 at December 31, 1999 to $4,180,067 at March 31, 2000 principally as a result of a private placement of Company common stock and stock purchase warrants reflecting net proceeds of $2,450,516, and the exercise of certain stock options and stock purchase warrants providing $1,906,986 in cash proceeds during the first quarter of 2000. The increase in cash and cash equivalents was offset by cash used by operating activities aggregating $1,351,592.

     Accounts receivable increased $381,462 from the $330,840 reported at December 31, 1999 to $712,302 at March 31, 2000. The increase is due principally to orders shipped at the end of March 2000 for which payments will be received in the second quarter of 2000.

     Inventories at March 31, 2000 were $798,936 compared to $658,462 at December 31, 1999, an increase of $140,474. The increase was due principally to the Company's decision to maintain certain levels of its earlier version of Millennium(R) for sale while completing the design of its new Millennium II, which entered production in the latter part of first quarter of 2000. The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once productions and deliveries of its newly introduced products are normalized.

     Prepaid expenses and other current assets at March 31, 2000 were comparable to those reported at December 31, 1999.

     Current liabilities increased $171,464 from December 31, 1999 to March 31, 2000, due principally to an increase in accounts payable of $185,077 reflecting a modest increase in inventory related to new product introductions. In March 2000, the Company converted $428,000 of the $480,300 accrued expenses related to the reacquisition of foreign distribution rights reported in the financial statements at December 31, 1999 to a 6-month, 6% note payable, due September 30, 2000.

     Stockholders' equity/deficit increased $3,325,406 to $2,386,134 at March 31, 2000 from a deficit position of $939,272 at December 31, 1999 due to (i) net proceeds of $2,450,516 received from a private placement in March 2000, and (ii) proceeds of $1,906,986 received from the exercise of certain stock options and stock purchase warrants, both of which were offset by the first quarter net loss of $1,032,096. The Company executed an agreement with the former shareholders of Laser Skin Toner, Inc. ("LSTI") whereby 525,000 of the 1,417,120 shares of the Company's common stock issued as consideration for the assets of LSTI in July 1998 are to be returned to the Company for subsequent cancellation in July 2000. The agreement also calls for the cancellation of the 182,880 shares of the Company's common stock held in escrow for issuance to LSTI based on future performance of the technology purchased from LSTI.


Liquidity and Capital Resources

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the Millennium II and the Twilite(TM) laser systems.

      Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three years ended December 31, 1999, the Company raised approximately $7,061,000 of net equity funds in this manner. During the first quarter of 2000, the Company raised an aggregate $4,357,502 of net equity funds in this manner as well.

     Based upon the expected increase in sales and the additional funds already received, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2000 business plan. Should the Company require further capital resources in fiscal year 2000, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financings. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

     If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately on its ability to continue as a going-concern.

     At March 31, 2000, the Company had $1,341,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At March 31, 2000, the weighted average interest rate on the outstanding balance was 6.68%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 2000 at which point the Company will be required to either pay any remaining balance of the credit facility or refinance the credit facility. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     The Company's lease on its manufacturing facility expires in September 2000. The lessor has notified the Company that it does not intend to renew the lease with the Company as the building has been listed for sale by the lessor. The Company has researched similar leasing rates in close proximity to its present location and determined that competitive lease rates on a similar building in structure and size are dramatically higher than the Company's current rate. In addition, the cost of relocation to the Company would be substantial and could include, but not be limited to, business interruption, actual moving costs and large up-front deposits required on new lease potentials. Accordingly, the Company has entered into negotiations with the lessor to purchase its manufacturing facility. The negotiations are currently ongoing. The Company can give no assurances as to the final outcome.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

   Not Applicable

                         PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings.
---------------------------

     See Item 3 "Legal Proceedings" included within the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999 for information regarding certain pending legal proceedings.

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


Item 2.  Changes in Securities.
-------------------------------

     In February 1999, the Company sold an aggregate 1,250,000 shares of its Common Stock, par value $.001 per share ("Common Stock"), and 625,000 Redeemable Stock Purchase Warrants ("Unit Warrants"). In addition, the Company issued to Eurocapital Limited (the "Placement Agent") 62,500 redeamable stock purchase warrants (the "Agent Warrants" and, collectively with the Common Stock and Unit Warrants, the "Securities"). Each of the Unit Warrants and Agent Warrants (collectively, the "Warrants") entitles the holder hereof to purchase one share of Common Stock at an exercise price of $3.00 per share through March 31, 2002. The Securities were sold to accredited investors exclusively.

     The Securities were sold in units ("Units") consisting of 10,000 shares of Common Stock and 5,000 Warrants at a price of $21,775 per Unit, or aggregate consideration of $2,721,875 for all of the Securities sold. The aggregate commissions and non-accountable expenses paid to the Placement Agent amounted to $231,359.

     The Warrants include certain call features whereby the Company may, by written notice to the registered holders, call all of the then outstanding Warrants for redemption, provided the average between the high and low prices at which shares of Common Stock trade in the principal market in which they then trade exceeds two hundred percent (200%) of the respective Warrant Exercise Price for the twenty (20) consecutive trading days preceding the date of such call. The notice shall specify a date (the "Warrant Redemption Date") no less than thirty (30) days after the date of such notice on which all Warrants then remaining unexercised and outstanding shall be redeemed by the Company. In redemption for each Warrant, the Company shall pay to the holder thereof in cash the sum (the "Warrant Redemption Price") of One Cent ($0.01). Effective upon the Warrant Redemption Date, each Warrant being called for redemption shall be deemed to be no longer outstanding and shall represent only the right to receive from the Company the Warrant Redemption Price upon surrender to the Company of the certificate representing such Warrant. Between the date of the notice and the Warrant Redemption Date, holders may exercise their Warrants to purchase Common Stock.

   The issuance and sale of the Securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) of the Securities Act as transactions by an issuer not involving any public offering and as transactions involving offers and sales by an issuer solely to accredited investors in which the aggregate offering price did not exceed the amount allowed under Section 3(b) of the Securities Act, there was no advertising or public solicitation in connection with the transactions, and the issuer filed the prescribed notice with the Securities and Exchange Commission. Each purchaser of Securities represented, with supporting information, that such purchaser was an accredited investor; that such purchaser was acquiring the Securities for such purchaser's own account and not for the account or benefit of any other person; that the Securities were being acquired for investment and not with a view to the distribution thereof; and that such purchaser did not intend to sell or otherwise dispose of all or any part of the Securities at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that such purchaser would offer or resell Securities only if the Securities are registered under the Securities Act or an exemption from such registration is available (and confirmed by an opinion of counsel satisfactory to the Company). The Company placed restrictive legends on the certificates representing the Securities and placed "stop transfer" instructions with the transfer agent for Common Stock. Since the Company is acting as transfer agent for the Warrants, it will impose comparable procedures with respect to requests for the transfer of Warrants. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the Securities.


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



                                       BIOLASE TECHNOLOGY, INC.
                                       a Delaware Corporation


Date:      May 22, 2000                /s/ Jeffrey W. Jones
       ----------------                ------------------------------------
                                       Jeffrey W. Jones
                                       President & Chief Executive Officer




Date:      May 22, 2000                /s/ Stephen R. Tartamella
       ----------------                -----------------------------------
                                       Stephen R. Tartamella
                                       Vice President & Chief Financial Officer