Form 10-Q
period 2000-06-30
BIOLASE TECHNOLOGY INC
filed 2000-08-14
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended     June 30, 2000
                                                          --------------------

[_]   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______ to ________


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
                             Yes  [X]     No  [_]


          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                             19,972,502
-----------------------------                             ----------
         Title Class                             Number of Shares Outstanding
                                                       at July 31, 2000

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       June 30, 2000     December 31,
                                                                        (Unaudited)          1999
                                                                       -------------     ------------
Assets:
Current assets:
   Cash and cash equivalents                                           $  3,422,430      $  1,180,982
   Accounts receivable, less allowance of $117,745 in 2000 and 1999       1,190,764           330,840
   Inventories, net of reserves of $438,417 in 2000 and $309,420
      in 1999                                                               938,750           658,462
   Prepaid expenses and other current assets                                136,417           110,062
                                                                       ------------      ------------
         Total current assets                                             5,688,361         2,280,346

Property and equipment, net                                                 423,401           203,529
Patents, trademarks and licenses, less accumulated amortization of
   $162,677 in 2000 and $151,278 in 1999                                    115,558           126,958
Other assets                                                                 50,256            61,480
                                                                       ------------      ------------
         Total assets                                                  $  6,277,576      $  2,672,313
                                                                       ============      ============

Liabilities and Stockholders' Equity (Deficit):

Current liabilities:
   Line of credit                                                      $  1,341,925      $  1,341,925
   Note payable                                                             428,000              -
   Accounts payable                                                         625,242           792,073
   Accrued expenses                                                       1,178,682           997,287
   Accrued expenses related to the reacquisition of foreign
      distribution rights                                                    14,181           480,300
                                                                       ------------      ------------
         Total current liabilities                                        3,588,030         3,611,585
                                                                       ------------      ------------

Stockholders' equity (deficit):
   Preferred stock, par value $.001, 1,000,000 shares authorized:
      no shares issued and outstanding in 2000 or 1999                         -                 -
   Common stock, par value, $.001, 50,000,000 shares authorized, issued 19,786,622 in 2000 and 17,583,305 in 1999
      (after deducting 182,880 of escrow shares in 2000 and 1999)            19,787            17,583
   Additional paid-in capital                                            47,356,176        41,809,690
   Accumulated deficit                                                  (44,686,417)      (42,766,545)
                                                                       ------------      ------------
         Net stockholders' equity (deficit)                               2,689,546          (939,272)
                                                                       ------------      ------------
         Total liabilities and stockholders' equity (deficit)          $  6,277,576      $  2,672,313
                                                                       ============      ============

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended               Six Months Ended
                                               June 30,                        June 30,
                                      --------------------------       --------------------------
                                           2000          1999              2000          1999
                                           ----          ----              ----          ----
Sales                                  $ 2,258,806   $ 1,406,255        $ 3,785,832   $ 3,192,238
Cost of sales                            1,219,753       847,127          2,210,517     1,835,969
                                       -----------   -----------        -----------   -----------
     Gross profit                        1,039,053       559,128          1,575,315     1,356,269
                                       -----------   -----------        -----------   -----------

Operating expenses:
  Sales and marketing                      806,432       612,475          1,444,458     1,146,795
  General and administrative               512,182       702,059            913,060     1,137,754
  Engineering and development              603,739       488,552          1,117,178       960,067
                                       -----------   -----------        -----------   -----------
     Total operating expenses            1,922,353     1,803,086          3,474,696     3,244,616
                                       -----------   -----------        -----------   -----------
     Loss from operations                 (883,300)   (1,243,958)        (1,899,381)   (1,888,347)

Other income (expense)
  Interest income                           29,643        20,539             36,889        24,054
  Interest expense                         (34,119)      (22,133)           (57,380)      (51,115)
                                       -----------   -----------        -----------   -----------
     Net loss                          $  (887,776)  $(1,245,552)       $(1,919,872)  $(1,915,408)
                                       ===========   ===========        ===========   ===========

Loss per share - basic and diluted     $     (0.04)  $     (0.07)       $     (0.10)  $     (0.11)
                                       ===========   ===========        ===========   ===========
Weighted average shares outstanding     19,740,396    17,483,771         18,882,527    16,952,192
                                       ===========   ===========        ===========   ===========

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
      CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                Preferred Stock            Common Stock          Additional
                               ----------------      ---------------------         Paid-in       Accumulated
                               Shares    Amount         Shares      Amount         Capital          Deficit           Total
                               ------    ------      ----------     ------         -------          -------           -----
Balance at January 1,
 2000                            -       $    -      17,583,305    $17,583      $41,809,690     $(42,766,545)     $  (939,272)

Private placement of
 common stock                    -            -       1,250,000      1,250        2,449,266                -        2,450,516

Exercise of warrants             -            -         819,150        820        2,878,241                -        2,879,061

Exercise of stock
 options                         -            -         134,166        134          218,979                -          219,113

Issuance of shares
 for fractional interest
 on reverse split               -             -               1          -                -                -                -

Net loss                        -             -               -          -                -       (1,919,872)      (1,919,872)
                               ----------------------------------------------------------------------------------------------
Balance at June 30, 2000        -        $    -      19,786,622    $19,787      $47,356,176     $(44,686,417)     $ 2,689,546
                               ==============================================================================================

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                         ---------------------------
                                                            2000            1999
                                                         -----------     -----------
Cash flows from operating activities:
Net loss                                                 $(1,919,872)    $(1,915,408)
Adjustments to reconcile net loss to net cash
  used by operating activities:
       Issuance of common stock for earned services                -         176,969
       Extension of stock options                                  -          93,731
       Depreciation and amortization                          56,797          58,629
       Provision for bad debts                                     -             496
       Provision for inventory excess and obsolescence        44,046          44,000

       Changes in operating assets and liabilities:
           Accounts receivable                              (859,924)       (191,646)
           Inventories                                      (324,334)        333,890
           Prepaid expenses and other assets                 (15,131)        (64,697)
           Accounts payable                                 (166,831)       (106,238)
           Accrued expenses                                  181,395         286,567
           Accrued costs related to reaquisition of
            foreign distribution rights                      (38,119)              -
                                                         -----------     -----------
   Net cash used by operating activities                  (3,041,973)     (1,283,707)
                                                         -----------     -----------
Cash flows from investing activities:
Sale of marketable securities                                      -         251,485
Additions to property and equipment                         (265,269)        (38,886)
Additions to patents, trademarks and licenses                      -          (4,904)
                                                         -----------     -----------
   Net cash provided (used) by investing activities         (265,269)        207,695
                                                         -----------     -----------
 Cash flows from financing activities:

 Payments against line of credit, net                              -        (363,100)
 Proceeds from issuance of common stock, net               2,450,516       2,748,000
 Proceeds from exercise of stock options and warrants      3,098,174          17,100
                                                         -----------     -----------
   Net cash provided by financing activities               5,548,690       2,402,000
                                                         -----------     -----------
Increase in cash and cash equivalents                      2,241,448       1,325,988
Cash and cash equivalents at beginning of period           1,180,982         424,539
                                                         -----------     -----------
Cash and cash equivalents at end of period               $ 3,422,430     $ 1,750,527
                                                         ===========     ===========
Supplemental cash flow disclosure:
 Cash paid during the period for interest                $    47,802     $    55,880
                                                         ===========     ===========
Noncash financing activities:
 Conversion of accrued expense to note payable           $   428,000     $         -
                                                         ===========     ===========

    See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2000

Note 1
------

   The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of June 30, 2000 and the results of operations for the three and six-month periods then ended.

   The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $4,797,137, $10,346,069 and $2,823,910 for the years ended December 31, 1999, 1998 and 1997, respectively, and net losses of $887,776 and $1,919,872 for the three and six-month periods ended June 30, 2000, respectively, and has an accumulated deficit of $44,686,417 at June 30, 2000. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the Millennium(R) II WaterLase(TM) and the Twilite(TM) laser system.

   Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the six months ended June 30, 2000 and the three years ended December 31, 1999, the Company raised approximately $5,549,000 and $7,061,000, respectively, of net equity funds in this manner.

     Based upon the expected increase in sales and the additional funds already received, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2000 business plan. Should the Company require further capital resources in fiscal year 2000, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financing. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

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

     Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


Note 2
------

     Inventories, net of reserves, consist of the following:

                                            June 30, 2000    December 31, 1999
                                             (unaudited)
                                             -----------     -----------------
Raw materials                               $   533,922          $   434,315
Work-in-process and subassemblies               327,990              151,203
Finished goods                                   76,838               72,944
                                            -----------          -----------
                                            $   938,750          $   658,462
                                            ===========          ===========

Note 3
------

     Property and equipment, at cost, consist of the following:

                                            June 30, 2000    December 31, 1999
                                             (unaudited)
                                            -------------    -----------------
Building                                    $   100,000         $         -
Leasehold improvements                          171,445             171,445
Equipment and computers                         974,712             884,841
Furniture and fixtures                          276,205             200,806
Demonstration units                             247,354             247,354
                                            -----------         -----------
       Total cost                             1,769,716           1,504,446
Less, accumulated depreciation and
 amortization                                (1,346,315)         (1,300,917)
                                            -----------         -----------
                                            $   423,401         $   203,529
                                            ===========         ===========

Note 4
------

     Accrued expenses consist of the following:

                                          June 30, 2000    December 31, 1999
                                           (unaudited)
                                           -----------     -----------------
Accrued payroll and benefits               $  442,836            $245,930
Accrued professional fees                      75,517             100,742
Accrued legal costs                           184,750             132,261
Accrued warranty                              225,875             163,175
Other                                         249,704             355,179
                                           ----------            --------
                                           $1,178,682            $997,287
                                           ==========            ========

Note 5
------

       Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Potential common stock, which consists of stock options and warrants, has been excluded from per share calculations, as the effect of the assumed exercise of this potential common stock is anti-dilutive at June 30, 2000 and 1999.


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


Results of Operations - Three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999:

     Sales for the three months ended June 30, 2000 increased $852,551, or 61%, to $2,258,806 from the $1,406,255 reported for the same period in 1999. The increase was due principally to the Company's overall increased marketing efforts and new product introductions of its WaterLase(TM) (Millennium(R) II) soft and hard tissue laser system and its Twilite(TM) dental diode soft tissue laser system. The increased marketing efforts included increases in the Company's sales and marketing infrastructure, strengthening of growing alliances with various international distributors and raising customer and patient awareness of the Company's flagship product, the WaterLase(TM). 2000 second quarter sales did not include royalty income from the licensing arrangement of the Company's LazerSmile(TM) tooth whitening technology to a consumer oriented distributor. The licensing arrangement has expired and the Company is currently evaluating its alternatives for distribution of its LazerSmile(TM) product.

     Gross profit for the second quarter of 2000 was $1,039,053, or 46% of sales, compared to $559,128, or 40% of sales, for the second quarter of 1999, an increase of $479,925, or 86%. The increase in gross profit was due principally to the increased sales volume combined with improved production efficiencies, partially offset by increased indirect expenses reflecting the Company's present growth.

     Operating expenses for the three months ended June 30, 2000 were $1,922,353 compared to $1,803,086 for the same period in 1999, a modest increase of $119,267, or 7%. Sales and marketing expense increased $193,957, or 32%, during the second quarter of 2000 compared to the same period in 1999 due principally to increases in (i) variable selling expenses related to higher sales volumes,
(ii) advertising in professional journals and publications, (iii) design/printing of product sales brochures, and (iv) participation expenses at trade shows and medical conventions. General and administrative expense decreased $189,877, or 27%, during the second quarter of 2000 compared to the second quarter of 1999 due principally to the absence of (i) $171,400 in non-recurring expense included in 1999 and (ii) $44,000 related to the licensing of the Company's LazerSmile(TM) technology. The reductions were partially offset by increases in various professional and administrative costs associated with the Company's growth. Engineering and development expense increased $115,187, or 24%, due principally to increases in (i) engineering project costs related to final enhancement and refinement of the Company's Millennium(R) II WaterLase(TM) and its Twilite(TM) diode soft-tissue laser, and (ii) employee-related expenses associated with increases to the engineering staff of the Company.

     Interest income for the three months ended June 30, 2000 increased $9,104, or 44%, to $29,643 compared to the $20,539 reported for the same period in 1999, due principally to increased balances in the Company's interest bearing accounts from proceeds received from its first quarter 2000 private placement and the exercise of certain stock options and stock warrants. Interest expense increased $11,986, or 54%, to $34,119 for the second quarter of 2000 from the $22,133 reported for the same period in 1999. The increase in interest expense was due principally to interest related to the $428,000 note payable that commenced March 1, 2000.

     The Company's net loss decreased $357,776 to $887,776, or $0.04 per share, for the three months ended June 30, 2000 from a net loss of $1,245,552, or $0.07 per share, for the same period in 1999. The reduction in the per share loss for the second quarter of 2000 was enhanced by a 13% increase in weighted average shares outstanding.

Results of Operations - Six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999:

     Sales increased $593,594, or 19%, to $3,785,832 during the six-month period ended June 30, 2000 from the $3,192,238 reported for the comparable period in 1999. The increase was due principally to the introduction of the Company's WaterLase(TM) system (Millennium(R) II) and the Twilite(TM) diode laser system. As the introduction of these products occurred in March, 2000, the six-month increase was softened by only four months of product shipment. The increase was further alleviated by reduced pricing of the Company's first generation Millennium(R) system, primarily in the first quarter of 2000, to prepare for the launching of the Millennium(R) II WaterLase(TM).

     Gross profit for the first half of 2000 was $1,575,315, or 42% of sales, compared to $1,356,269, or 42% of sales, for the first half of 1999, an increase of $219,046, or 16%. Gross profit for the first half of 2000 was adversely affected by a decrease in the average unit selling price of the Company's first generation Millennium(R), in the first quarter of 2000 compared to the first quarter of 1999, which has been replaced with the significantly smaller and lighter Millennium(R) II WaterLase(TM). The gross profit margin was 35% for the three months ended March 31, 2000 compared to 46% for the three months ended June 30,2000. The Company does not anticipate any significant effect on third quarter gross profit margins related to the transition from the first generation Millennium(R) as remaining inventory levels have reached near depletion.

     Operating expenses during the first half of 2000 reflected an increase of $230,080, or 7%, to $3,474,696 from the $3,244,616 reported for the first half of 1999. Sales and marketing expense increased $297,663, or 26%, during the first half of 2000 compared to the same period in 1999 due principally to the same cause experienced during the second quarter of 2000 as noted above.
General and administrative expense decreased $224,694, or 20%, during the first half of 2000 compared to the same period in 1999 due principally to the absence of $190,981 in non-recurring expense and $44,000 related to the licensing of the Company's LazerSmile(TM) technology included in 1999. These reductions were partially offset by increased professional and administrative expenses associated with the Company's growth. Engineering and development expense increased $157,111, or 16%, during the first half of 2000 compared to the same period in 1999 due principally to expenses associated with the completion of the Millennium(R) II and Twilite(TM) products combined with an increase in employee-related expenses related to increased engineer staffing.

     Interest income increased $12,835, or 53%, to $36,889 during the first half of 2000 from the $24,054 reported during the same period in 1999. The increase was due principally to higher cash balances in interest-bearing accounts obtained from the completion of a private placement in the first quarter of 2000 and the exercise of certain stock options and stock warrants during the first half of 2000. Interest expense was comparable between the first half of 2000 and 1999.

     The Company's net loss for the first half of 2000 was $1,919,872, or $0.10 per share, compared to a net loss of $1,915,408, or $0.11 per share, for the same period in 1999. The reduction in the per share loss for the first half of 2000 was enhanced by an 11% increase in weighted average shares outstanding.

Financial Condition

     Cash and cash equivalents increased to $3,422,430 at June 30, 2000 from $1,180,982 at December 31, 1999 due principally to net proceeds of $2,450,516 received from a private placement of Company common stock and stock purchase warrants in February 2000, and the exercise of certain stock options and stock purchase warrants generating $3,098,174 in cash proceeds. These increases in cash and cash equivalents were offset by cash used by operating activities aggregating $3,041,973 and capital expenditures of $265,269.

     Accounts receivable increased $859,924 to $1,190,764 at June 30, 2000 from the $330,840 reported at December 31, 1999. The significant increase was due principally to orders shipped during June 2000 for which payments will be received during the third quarter of 2000.

     Inventories at June 30, 2000 were $938,750 compared to $658,462 at December 31, 1999, an increase of $280,288. The increase was due principally to the Company's increased purchase of components to meet its upcoming production requirements for both Millennium(R) II and Twilite(TM). The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once productions and deliveries of the Company's products are normalized.

     Prepaid expenses and other current assets at June 30, 2000 were $136,417, reflecting an increase of $26,355 from the $110,062 reported at December 31, 1999. The increase was due principally to deposits placed for booth space at dental trade shows that are to be held during the second half of 2000 and early 2001.

     Current liabilities of $3,588,030 at June 30, 2000 were comparable to the $3,611,585 reported at December 31, 1999. Accounts payable decreased $166,831 at June 30, 2000 compared to December 31, 1999 due principally to an increase in the payable turnover reduced by an increased level of purchases associated with the Company's anticipated production requirements. Accrued expenses increased by $181,395 reflecting higher levels of operating expenses associated with the Company's growth. In March 2000, the Company converted $428,000 of the $480,300 accrued expenses related to the reacquisition of foreign distribution rights reported in the financial statements at December 31, 1999 to a 6-month, 6% note payable, due September 1, 2000.

     Capital expenditures during the first half of 2000 totaled $265,269 related primarily to a $100,000 deposit for the purchase of the Company's manufacturing facility (see "Liquidity and Capital Resources" below), a $41,141 deposit for the purchase of a new sales booth for use at professional trade shows, with the remaining capital expenditures related to the purchase of personal computers to accommodate the increase in personnel at the Company. Patents, trademarks and licenses were comparable to those reported at December 31, 1999, less normal amortization for the first half of 1999. Other assets were comparable to those reported at December 31, 1999 as well.

     Stockholders' equity/deficit increased $3,628,818 to $2,689,546 at June 30, 2000 from a deficit position of $939,272 at December 31, 1999 due to (i) net proceeds of $2,450,516 received from a private placement in March 2000, and (ii) proceeds of $3,098,174 received from the exercise of certain stock options and stock purchase warrants, both of which were offset by the first half-year net loss of $1,919,872. The Company executed an agreement with the former shareholders of Laser Skin Toner, Inc. ("LSTI") whereby 525,000 of the 1,417,120 shares of the Company's common stock issued as consideration for the assets of LSTI in July

1998 are to be returned to the Company for subsequent cancellation in August 2000. The agreement also calls for the cancellation of the 182,880 shares of the Company's common stock held in escrow for issuance to LSTI based on future performance of the technology purchased from LSTI.


Liquidity and Capital Resources

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the Millennium(R) II and the Twilite(TM) laser systems.

      Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the six months ended June 30, 2000 and the three years ended December 31, 1999, the Company raised approximately $5,549,000 and $7,061,000, respectively, of net equity funds in this manner.

     Based upon the expected increase in sales and the additional funds already received, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2000 business plan. Should the Company require further capital resources in fiscal year 2000, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financing. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

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

     At June 30, 2000, the Company had $1,341,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At June 30, 2000, the weighted average interest rate on the outstanding balance was 7.23%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 2000 at which point the Company will be required to either pay any remaining balance of the credit facility or refinance the credit facility. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     The Company's lease on its manufacturing facility expires in September 2000. The lessor had notified the Company that it did not intend to renew the lease with the Company as the building had been listed for sale by the lessor. In response, the Company researched similar leasing rates in close proximity to its present location and determined that competitive lease rates on a similar building in structure and size were dramatically higher than the Company's current rate. In addition, the cost of relocation to the Company would have been substantial and could have included, but not have been limited to, business interruption costs, actual moving costs and large up-front deposits typically required on new lease potentials. Accordingly, the Company entered into an agreement to purchase its existing manufacturing facility at a purchase price of $1,983,000. The Company has received a commitment from a bank to fund $1,200,000 of the purchase price, secured by a first trust deed. The terms of the commitment include (i) a variable interest rate of prime plus 0.25%, adjusted every three years, (ii) a term of 15 years, with a loan amortization term of 20 years, and (iii) loan origination fees of 1.75% of the loan. The Company anticipates the closing of escrow on the subject property to occur no later than August 2000; however, the Company can give no assurance that the property will be purchased until escrow actually closes.


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

     None


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Following are the results of matters submitted to a vote at the Annual Meeting of Stockholders held May 23, 2000:

  (1) The election of the following individuals to the Company's Board of Directors, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

                                     Votes For                 Votes Withheld
                                     ---------                 --------------
               Federico Pignatelli   11,870,461                    124,974
               George V. d'Arbeloff  11,870,461                    124,974
               William A. Owens      11,870,461                    124,974
               Jeffrey W. Jones      11,870,411                    125,024

  (2) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2000. The number of votes cast for were 11,901,243; votes cast against were 78,319; and 15,873 votes abstained.


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


                                        BIOLASE TECHNOLOGY, INC.
                                        a Delaware Corporation


Date:    August 14, 2000                /s/ Jeffrey W. Jones
      --------------------              ----------------------------------------
                                        Jeffrey W. Jones
                                        President & Chief Executive Officer



Date:    August 14, 2000                /s/ Stephen R. Tartamella
      --------------------              ----------------------------------------
                                        Stephen R. Tartamella
                                        Vice President & Chief Financial Officer