Form 10-Q
period 2000-09-30
BIOLASE TECHNOLOGY INC
filed 2000-11-14
CIK 811240

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

                                 Yes [X] No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                             19,835,222
-----------------------------                  -----------------------------
       Title Class                              Number of Shares Outstanding
                                                    at November 13, 2000

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                            BIOLASE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   September 30,    December 31,
                                                                        2000           1999
                                                                    (Unaudited)
                                                                   -------------    ------------
Assets:
Current assets:
  Cash and cash equivalents                                        $  1,316,067    $  1,180,982
  Accounts receivable, less allowance of
    $147,745 in 2000 and $117,745 in 1999                             1,249,005         330,840
  Inventories, net of reserves of $457,518 in 2000
    and $309,420 in 1999                                              1,352,535         658,462
  Prepaid expenses and other current assets                             176,974         110,062
                                                                   ------------    ------------
      Total current assets                                            4,094,581       2,280,346

Property, plant and equipment, net                                    2,382,245         203,529
Patents, trademarks and licenses, less accumulated
  amortization of $168,379 in 2000 and $151,278 in 1999                 109,858         126,958
Other assets                                                             12,704          61,480
                                                                   ------------    ------------
      Total assets                                                 $  6,599,388    $  2,672,313
                                                                   ============    ============

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
  Current portion of long-term debt                                $     20,486    $       --
  Line of credit                                                      1,791,925       1,341,925
  Accounts payable                                                      837,280         792,073
  Accrued expenses                                                    1,201,620         997,287
  Accrued expenses related to the reacquisition of
    foreign distribution rights                                          14,181         480,300
                                                                   ------------    ------------
      Total current liabilities                                       3,865,492       3,611,585
Long-term debt, net of current portion                                1,179,514            --
                                                                   ------------    ------------
      Total liabilities                                               5,045,006       3,611,585
                                                                   ------------    ------------

Stockholders' equity (deficit):
  Preferred stock, par value $.001, 1,000,000 shares authorized;
    no shares issued and outstanding in 2000 or 1999                       --              --
  Common stock, par value, $.001, 50,000,000 shares
    authorized, issued 19,281,322 in 2000 and 17,583,305 in 1999         19,281          17,583
  Additional paid-in capital                                         47,386,232      41,809,690
  Accumulated deficit                                               (45,851,131)    (42,766,545)
                                                                   ------------    ------------
      Net stockholders' equity (deficit)                              1,554,382        (939,272)
                                                                   ------------    ------------
      Total liabilities and stockholders' equity (deficit)         $  6,599,388    $  2,672,313
                                                                   ============    ============


     See accompanying notes to consolidated condensed financial statements.

-----------------------------------------


                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                      ----------------------------    ----------------------------
                                          2000           1999             2000            1999
                                      ------------    ------------    ------------    ------------
Sales                                 $  2,187,168    $  2,012,824    $  5,973,000    $  5,205,062
Cost of sales                            1,185,303       1,196,822       3,395,820       3,032,791
                                      ------------    ------------    ------------    ------------
        Gross profit                     1,001,865         816,002       2,577,180       2,172,271
                                      ------------    ------------    ------------    ------------

Operating expenses:
     Sales and marketing                 1,150,616         723,915       2,595,074       1,870,710
     General and administrative            424,067         409,140       1,337,127       1,546,894
     Engineering and development           575,615         548,355       1,692,793       1,508,422
                                      ------------    ------------    ------------    ------------
        Total operating expenses         2,150,298       1,681,410       5,624,994       4,926,026
                                      ------------    ------------    ------------    ------------
        Loss from operations            (1,148,433)       (865,408)     (3,047,814)     (2,753,755)

Other income (expense)
     Interest income                        20,641          12,157          57,530          36,211
     Interest expense                      (36,922)        (20,228)        (94,302)        (71,343)
                                      ------------    ------------    ------------    ------------
        Net loss                      $ (1,164,714)   $   (873,479)   $ (3,084,586)   $ (2,788,887)
                                      ============    ============    ============    ============
Loss per share - basic and diluted    $      (0.06)   $      (0.05)   $      (0.16)   $      (0.16)
                                      ============    ============    ============    ============
Weighted average shares outstanding     19,781,014      17,539,808      19,115,295      17,150,216
                                      ============    ============    ============    ============


     See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                            BIOLASE TECHNOLOGY, INC.
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                        Additional
                                       Preferred Stock            Common Stock            Paid-in      Accumulated
                                      Shares      Amount        Shares       Amount       Capital        Deficit         Total
                                    ---------   ----------   ------------    -------    -----------   ------------    ------------
Balance at January 1, 2000               --     $     --       17,583,305    $17,583    $41,809,690   $(42,766,545)   $   (939,272)

Private placement of common stock        --           --        1,250,000      1,250      2,449,266           --         2,450,516

Exercise of warrants                     --           --          819,150        819      2,878,242           --         2,879,061

Exercise of stock options                --           --          153,866        154        248,509           --           248,663

Cancellation of shares                   --           --         (525,000)      (525)           525           --              --

Issuance of shares for fractional
 interest on reverse split               --           --                1       --             --             --              --

Net loss                                 --           --             --         --             --       (3,084,586)     (3,084,586)
                                    ---------   ----------   ------------    -------    -----------   ------------    ------------

Balance at September 30, 2000            --     $     --       19,281,322    $19,281    $47,386,232   $(45,851,131)   $  1,554,382
                                    =========   ==========   ============    =======    ===========   ============    ============

     See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                            BIOLASE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                 --------------------------
                                                                                    2000           1999
                                                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                                                         $(3,084,586)   $(2,788,887)
Adjustments to reconcile net loss to net cash used by
 operating activities:
      Issuance of common stock for earned services                                      --          176,969
      Extension of stock options                                                        --           93,731
      Depreciation and amortization                                                  105,234         83,766
      Provision for bad debts                                                         30,000            496
      Provision for inventory excess and obsolescence                                148,098         48,179

      Changes in operating assets and liabilities:
          Accounts receivable                                                       (948,165)      (250,146)
          Inventories                                                               (842,171)       896,739
          Prepaid expenses and other assets                                          (18,136)       (11,945)
          Accounts payable                                                            45,207       (332,954)
          Accrued expenses                                                           204,333        354,321
          Accrued costs related to reacquisition of foreign
               distribution rights                                                   (38,119)          --
                                                                                 -----------    -----------
          Net cash used by operating activities                                   (4,398,305)    (1,729,731)
                                                                                 -----------    -----------
Cash flows from investing activities:
Sale of marketable securities                                                           --          251,485
Additions to property, plant and equipment                                        (1,066,850)       (38,856)
Additions to patents, trademarks and licenses                                           --           (1,724)
                                                                                 -----------    -----------
          Net cash provided (used) by investing activities                        (1,066,850)       210,905
                                                                                 -----------    -----------
Cash flows from financing activities:
Borrowings (payments) under the line of credit, net                                  450,000       (363,100)
Payment of note payable                                                             (428,000)
Proceeds from issuance of common stock, net                                        2,450,516      2,748,000
Proceeds from exercise of stock options and warrants                               3,127,724         85,313
                                                                                 -----------    -----------
          Net cash provided by financing activities                                5,600,240      2,470,213
                                                                                 -----------    -----------
Increase in cash and cash equivalents                                                135,085        951,387
Cash and cash equivalents at beginning of period                                   1,180,982        424,539
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $ 1,316,067    $ 1,375,926
                                                                                 ===========    ===========

Supplemental cash flow disclosure:
      Cash paid during the period for interest                                   $    91,656    $    75,334
                                                                                 ===========    ===========
Noncash financing activities:
      Conversion of accrued costs to note payable                                $   428,000    $      --
      Issuance of long-term debt in connection with purchase
        of manufacturing facility                                                  1,200,000           --
                                                                                 -----------    -----------
                                                                                 $ 1,628,000    $      --
                                                                                 ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                            BIOLASE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000


Note 1
------

     The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of September 30, 2000 and the results of operations for the three and nine-month periods then ended.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $4,797,137, $10,346,069 and $2,823,910 for the years ended December 31, 1999, 1998 and 1997, respectively, and net losses of $1,164,714 and $3,084,586 for the three and nine-month periods ended September 30, 2000, respectively, and has an accumulated deficit of $45,851,131 at September 30, 2000. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern. Although management believes the Company is continually strengthening, there is no assurance that it will continue as a going concern.

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

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the nine months ended September 30, 2000 and the three years ended December 31, 1999, the Company raised approximately $5,578,000 and $7,061,000, respectively, of net equity funds in this manner.

     Based upon the expected increase in sales and the additional funds already received, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2000 and 2001 business plans. Should the Company require further capital resources in fiscal year 2000 or 2001, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financing. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

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

     Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


Note 2
------

     Inventories, net of reserves, consist of the following:


                                                    September 30,   December 31,
                                                        2000             1999
                                                     (unaudited)
                                                    ------------    ------------
Raw materials                                        $  739,596       $  434,315
Work-in-process and subassemblies                       573,969          151,203
Finished goods                                           38,970           72,944
                                                     ----------       ----------
                                                     $1,352,535       $  658,462
                                                     ==========       ==========

Note 3
------

     Property, plant and equipment, at cost, consist of the following:

                                                     September 30,  December 31,
                                                         2000          1999
                                                     (unaudited)
                                                     ------------   ------------
Land and building                                    $ 2,004,148    $      --
Leasehold improvements                                      --          171,445
Equipment and computers                                1,031,669        884,841
Furniture and fixtures                                   316,679        200,806
Demonstration units                                      247,354        247,354
                                                     -----------    -----------
              Total cost                               3,599,850      1,504,446
Less, accumulated depreciation and amortization       (1,217,605)    (1,300,917)
                                                     -----------    -----------
                                                     $ 2,382,245    $   203,529
                                                     ===========    ===========

Note 4
------

     Accrued expenses consist of the following:

                                                  September 30,   December 31,
                                                      2000            1999
                                                   (unaudited)
                                                  ------------    ------------
Accrued payroll and benefits                      $  463,585        $  245,930
Accrued professional fees                             88,407           100,742
Accrued legal costs                                  102,593           132,261
Accrued warranty                                     270,175           163,175
Other                                                276,860           355,179
                                                  ----------        ----------
                                                  $1,201,620        $  997,287
                                                  ==========        ==========

Note 5
------

     Long-term debt consists of the following:

                                                                September 30,
                                                                    2000
                                                                (unaudited)
                                                                ------------
Mortgage, prime interest rate plus 0.25%
  (currently 9.75%), fixed rate for three
  years, twenty-year amortization with minimum monthly
  installments of $11,382 with a final payment of
  $550,205 due September 1, 2015, collaterlized
  by a first trust deed on land and building                    $1,200,000

Less current portion                                               (20,486)
                                                                ----------
                                                                $1,179,514
                                                                ==========

Note 6
------

     Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Potential common stock, which consists of stock options and warrants, has been excluded from per share calculations, as the effect of the assumed exercise of this potential common stock is anti-dilutive at September 30, 2000 and 1999.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

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


Results of Operations -- Three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999:

     Sales for the three months ended September 30, 2000 increased $174,344, or 9%, to $2,187,168 from the $2,012,824 reported for the same period in 1999. The increase was due principally to the Company's overall increased marketing efforts and new product introductions of its WaterLase(TM) (Millennium(R) II) soft and hard tissue laser system and its Twilite(TM) dental diode soft tissue laser system. The increased marketing efforts included increases in the Company's sales and marketing infrastructure, strengthening of growing alliances with various international distributors and raising customer and patient awareness of the Company's flagship product, the WaterLase(TM).

     Gross profit for the third quarter of 2000 improved to $1,001,865, or 46% of sales, compared to $816,002, or 41% of sales, for the third quarter of 1999, an increase of $185,863, or 23%. The increase in gross profit was due principally to the increased sales volume allowing for a greater absorption of fixed manufacturing costs combined with engineering advancements of the Company's product line.

     Operating expenses for the three months ended September 30, 2000 were $2,150,298 compared to $1,681,410 for the same period in 1999, an increase of $468,888, or 28%. Sales and marketing expense increased $426,701, or 59%, during the third quarter of 2000 compared to the same period in 1999 due principally to the Company's expansion of its domestic sales force, its marketing infrastructure, its advertising through professional journals and media modalities, and participation in highly recognized dental conventions and trade shows. General and administrative expense was $424,067 for the third quarter of 2000 compared to $409,140 for the same period in 1999, a modest increase of $14,927, or 4%. The nominal increase was due principally to modest increases in various professional and administrative expenses associated with the Company's present growth. Engineering and development expense was $575,615 for the third quarter of 2000 compared to $548,355 for the same period in 1999, an increase of $27,260, or 5%. The modest increase was due principally to the completion of the Company's CE certification of its Twilite(TM) diode laser system allowing import of the product to the member states of the European community.

     Interest income for the three months ended September 30, 2000 increased $8,484, or 70%, to $20,641 compared to $12,157 reported for the same period in 1999, due principally to increased cash balances in the Company's interest bearing accounts from proceeds received from its first quarter 2000 private placement and the exercise of certain stock options and stock warrants. Interest expense increased $16,694, or 83%, to $36,922 for the third quarter of 2000 from $20,228 reported for the same period in 1999. The increase in interest expense was due principally to the Company's $1,200,000 note related to the purchase of its manufacturing facility in August 2000.

     The Company's net loss for the third quarter of 2000 was $1,164,714, or $0.06 per share, compared to $873,479, or $0.05 per share, for the same period in 1999. The increase in the per share loss for the third quarter of 2000 was offset partially by a 13% increase in weighted average shares outstanding.


Results of Operations -- Nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999:

     Sales increased $767,938, or 15%, to $5,973,000 during the nine-month period ended September 30, 2000 from $5,205,062 reported for the comparable period in 1999. The increase was due principally to the introduction of the Company's WaterLase(TM) system (Millennium(R) II) and the Twilite(TM) diode laser system. As the introduction of these products occurred in March, 2000, the nine-month increase was softened by only seven months of product shipment. The increase was further alleviated by reduced pricing of the Company's first generation Millennium(R) system, primarily in the first quarter of 2000, to prepare for the launching of the Millennium(R) II WaterLase(TM).

     Gross profit for the first nine months of 2000 was $2,577,180, or 43% of sales, compared to $2,172,271, or 42% of sales, for the first nine-months of 1999, an increase of $404,909, or 19%. Gross profit for the first nine months of 2000 was adversely affected by a decrease in the average unit selling price of the Company's first generation Millennium(R), principally in the first quarter of 2000 compared to the first quarter of 1999, which has been replaced with the higher margined, significantly smaller and lighter Millennium(R) II WaterLase(TM).

     Operating expenses during the first nine months of 2000 reflected an increase of $698,968, or 14%, to $5,624,994 from the $4,926,026 reported for the same period in 1999. Sales and marketing expense increased $724,364, or 39%, during the first nine months of 2000 compared to the same period in 1999 due principally to the Company's expansion of its domestic sales force, marketing infrastructure, participation in dental conventions and trade shows advertising though various media, and higher variable sales expenses related to the upsurge in sales volume. General and administrative expense decreased $209,767, or 14%, during the first nine months of 2000 compared to the same period in 1999 due principally to the absence of $190,981 in non-recurring expense included in 1999. Engineering and development expense increased $184,371, or 12%, to $1,692,793 during the first nine months of 2000 compared to 1,508,422 reported the same period in 1999 due principally to expenses associated with enhancements to the Millennium(R) II and Twilite(TM) products coupled with an increase in employee-related expenses related to increased engineer staffing.

     Interest income increased $21,319, or 59%, to $57,530 during the first nine months of 2000 from the $36,211 reported during the same period in 1999. The increase was due principally to higher cash balances in interest-bearing accounts obtained from the completion of a private placement in the first quarter of 2000 and the exercise of certain stock options and stock warrants during the first half of 2000. Interest expense increased $22,959, or 32%, to $94,302 for the first nine months of 2000 compared to $71,343 for the same nine-month period in 1999. The increase was due principally to the Company's $1,200,000 note related to the purchase of its manufacturing facility in August 2000 and interest associated with a $428,000 note paid in September 2000.

     The Company's net loss for the first nine months of 2000 was $3,084,586, or $0.16 per share, compared to a net loss of $2,788,887, or $0.16 per share, for the same nine-month period in 1999. The per share loss for the first nine months of 2000 was reduced by an 11% increase in weighted average shares outstanding.


Financial Condition

     Cash and cash equivalents increased to $1,316,067 at September 30, 2000 from $1,180,982 at December 31, 1999 due principally to (i) net proceeds of $2,450,516 received from a private placement of Company common stock and stock purchase warrants in February 2000, and (ii) the exercise of certain stock options and stock purchase warrants generating an aggregate $3,127,724 in cash proceeds, offset by cash used by operating activities aggregating $4,398,305 and capital expenditures of $1,066,850 (principally the purchase of the Company's manufacturing facility).

     Accounts receivable increased $918,165 to $1,249,005 at September 30, 2000 from the $330,840 reported at December 31, 1999. The significant increase was due principally to orders shipped during September 2000 for which payments will be received during the fourth quarter of 2000.

     Inventories, net, at September 30, 2000 were $1,352,535 compared to $658,462 at December 31, 1999, an increase of $694,073. The increase was due principally to the Company's increased purchase of components to meet its anticipated fourth quarter production requirements for both Millennium(R) II and Twilite(TM). The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once productions and deliveries of the Company's products are normalized.

     Prepaid expenses and other current assets at September 30, 2000 were $176,974, reflecting an increase of $66,912 from the $110,062 reported at December 31, 1999. The increase was due principally to deposits placed for booth space at dental trade shows that are to be held during the fourth quarter of 2000 and first half of 2001.

     Current liabilities increased to $3,865,492 at September 30, 2000 from the $3,611,585 reported at December 31, 1999. Current portion of long-term debt increased $20,486 due to the Company's $1,200,000 financing of its manufacturing facility in August 2000. The Company increased its borrowings against its line of credit by $450,000 to bring the balance to $1,791,925 at September 30, 2000 from the $1,341,925 reported at December 30, 1999. Accounts payable increased $45,207 at September 30, 2000 compared to December 31, 1999 due principally to the increased level of purchases associated with the Company's anticipated production requirements. Accrued expenses increased by $204,333 reflecting higher levels of operating expenses associated with the Company's growth. In March 2000, the Company converted $428,000 of the $480,300 accrued expenses related to the reacquisition of foreign distribution rights reported in the financial statements at December 31, 1999 to a 6-month, 6% note payable, paid in September 2000.

     Capital expenditures during the first nine months of 2000 totaled $1,066,850 related primarily to the purchase of the Company's manufacturing facility (see "Liquidity and Capital Resources" below), a $114,906 purchase of a new sales booth and related components for use at professional trade shows, with the remaining capital expenditures related primarily to the purchase of personal computers to accommodate the increase in personnel at the Company. Patents, trademarks and licenses were comparable to those reported at December 31, 1999, less normal amortization for the first nine months of 2000.

     Stockholders' equity/deficit increased $2,493,654 to $1,554,382 at September 30, 2000 from a deficit position of $939,272 at December 31, 1999 due to (i) net proceeds of $2,450,516 received from a private placement in March 2000, and (ii) proceeds of $3,127,724 received from the exercise of certain stock options and stock purchase warrants, both of which were offset by the year-to-date net loss of $3,084,586. The Company executed an agreement with the former shareholders of Laser Skin Toner, Inc. ("LSTI") whereby 525,000 of the 1,417,120 shares of the Company's common stock issued as consideration for the assets of LSTI in July 1998 were returned to the Company and canceled in September 2000. The agreement also called for the cancellation of the 182,880 shares of the Company's common stock held in escrow for issuance to LSTI based on future performance of the technology purchased from LSTI.


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

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the nine months ended September 30, 2000 and the three years ended December 31, 1999, the Company raised approximately $5,578,000 and $7,061,000, respectively, of net equity funds in this manner.

     Based upon the expected increase in sales and the additional funds already received, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal 2000 and 2001 business plans. Should the Company require further capital resources in fiscal 2000 or 2001, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financing. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

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

     At September 30, 2000, the Company had $1,791,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At September 30, 2000, the weighted average interest rate on the outstanding balance was 7.18%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 2000 at which point the Company will be required to either pay any remaining balance of the credit facility or refinance the credit facility. The Company has received notice that the guarantor intends to renew the line of credit by December 1, 2000, however, terms and conditions related to such renewal are under negotiation. Should negotiations with the existing guarantor fail, no assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     The Company's lease on its manufacturing facility expired in September 2000. The lessor had notified the Company that it did not intend to renew the lease with the Company as the building had been listed for sale by the lessor. In response, the Company researched similar leasing rates in close proximity to its present location and determined that competitive lease rates on a similar building in structure and size were dramatically higher than the Company's current rate. In addition, the cost of relocation to the Company would have been substantial and could have included, but not have been limited to, business interruption costs, actual moving costs and large up-front deposits typically required on new lease potentials. Accordingly, the Company entered into an agreement to purchase its existing manufacturing facility with escrow closing in August 2000 at a purchase price of $2,004,148, inclusive of direct expenses of $21,148. The Company paid $804,148 in cash and financed the remaining purchase with a $1,200,000 first trust deed mortgage. The terms of the commitment include
(i) a variable interest rate of prime plus 0.25%, adjusted every three years (currently 9.75%), (ii) a term of 15 years (matures September 1, 2015), and
(iii) a loan amortization term of 20 years.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
-------------------------------------------------------------------

     Not Applicable


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------

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

Item 2.  Changes in Securities.
------------------------------

     None


Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None


Item 5.  Other Information.
--------------------------

     None


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

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




                                           BIOLASE TECHNOLOGY, INC.
                                           a Delaware Corporation


Date:    November 14, 2000                 /s/ Jeffrey W. Jones
         ----------------------            -------------------------------------
                                           Jeffrey W. Jones
                                           President & Chief Executive Officer




Date:    November 14, 2000                 /s/ Stephen R. Tartamella
         ----------------------            -------------------------------------
                                           Stephen R. Tartamella
                                           Vice President & Chief Financial
                                           Officer