Form 10-K
period 2000-12-31
BIOLASE TECHNOLOGY INC
filed 2001-04-02
CIK 811240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $44,794,161 computed using the closing price of $2.30 per share of common stock on March 30, 2001 as reported by Nasdaq based on the assumption that directors and officers and more than 10% stockholders are affiliates. On March 30, 2001, there were 19,475,722 shares of the Registrant's common stock outstanding.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held May 3, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

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


Introduction
------------

  BIOLASE Technology, Inc., a Delaware corporation, ("BIOLASE" or the "Company") designs, develops, manufactures and markets laser-based systems for use in dental, cosmetic and medical applications. The Company's laser and water-based proprietary HydroKinetic(TM) technology incorporated in its dental system, the Waterlase(TM), utilizes an erbium, chromium: yttrium, scandium, gallium, garnet ("Er,Cr:YSGG") laser as the energy source. The unique laser pulses act to rapidly energize water to precisely shape or remove enamel, dentin, cavities (dental hard tissue) and soft tissue. This patented breakthrough technology is Er,CR:YSGG laser induced hydrokinetics. When operating in this hydrokinetic mode, the Waterlase(TM) system has significant benefits over any previously available technology for cutting the entire range from hard to soft tissues.
The Waterlase(TM) system is in the early stages of being marketed both in the United States and internationally for dental hard and soft tissue applications.

  The Company also has clearance from the United States Food and Drug Administration ("FDA") to market a laser-based surgical tissue cutting system in the United States for a broad range of dermatological and general surgical soft tissue applications. This clearance provides the Company the opportunity to expand use of its HydroKinetic(TM) technology to areas outside of dentistry. In response to this clearance, the Company began its design of a laser-based system DermaLase(TM), in a configuration designed for aesthetic and dermatologic applications. This design utilizes the Er,Cr:YSGG laser employed in the Waterlase(TM) but configured with laser energy, water and air characteristics suited for such applications. The Company intends to continue with the gathering of clinical data during 2001 in support of the on-going development of its DermaLase(TM).

  The Company also has a soft-tissue laser system, TwiLite(TM), introduced in late 1999 that incorporates the newest state-of-the-art semiconductor diode technology for a broad range of dental soft tissue procedures and cosmetic applications including advanced laser whitening. The Company commenced full production of the TwiLite(TM) during the latter part of 2000. The Company has also developed a home consumer product called LazerSmile(TM), a toothbrush that utilizes a light source and a proprietary gel for whitening teeth. In mid-1999, the Company licensed the manufacturing and distribution rights of the LazerSmile(TM) to a home consumer product distributor for a royalty on future sales. The Company also has under development LaserSpray(TM), an air-water spray accessory designed to be used on a variety of medical and dental laser systems to cool the tissue being lazed, and a fluid conditioning system known as FlavorFlow(TM), for which it has been granted a patent, that sanitizes, flavors and administers fluids and enhances the scent of air present during dental and medical procedures.


General
-------

  In 1994, the Company commenced its research and development efforts related to what is now its patented and proprietary Er,Cr:YSGG HydroKinetic(TM) technology. This technology employs proprietary laser pulses which rapidly energize and transform small atomized water droplets from an air-water spray into smaller, energized water molecules that can precisely remove both dental hard and soft tissues. This technology has proved to be effective and efficient in removing enamel and dentin tooth structure in a precise, non-thermal manner. The Company developed this technology into a product that has evolved into the Waterlase(TM). Refinements and enhancements to its design have continued through the present time.

  During 1999, the Company designed its first semiconductor diode laser system, the TwiLite(TM), to meet the demands of today's soft-tissue cosmetic dentistry applications. The product incorporates the newest state-of-the-art technology for a broad range of dental cosmetic and soft tissue procedures utilizing an 810 nanometer wavelength packaged in a light-weight system that only weighs approximately 11 pounds. The Company received FDA clearance to market the TwiLite(TM) for a variety of soft-tissue medical applications in June 1999 and cosmetic teeth-whitening applications in January 2001.

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


Laser Background
----------------

  The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. A laser is an apparatus that stimulates the atoms in a core material (such as a gas or crystal) to emit packets of light and then amplifies and focuses the light in a single beam. Laser light, which consists of a single wavelength of light, differs from light emitted from an ordinary light bulb primarily through greater concentration and intensity. Lasers are typically classified by the element or compound that emits light when energized, such as carbon dioxide (CO2), Nd:YAG, argon, ruby and erbium yag, and the unique BIOLASE Er,Cr: YSGG.

  Lasers were first developed for research, industrial and military uses and, more recently, have been adapted for many medical and dental applications. The benefits of lasers in medical and dental applications are generally believed to include reduced pain, minimized infection, promotion of rapid healing, reduced bleeding, reduced scarring, increased precision and time-effective procedures. In many cases, lasers perform procedures which otherwise could not be achieved through traditional surgical means. Lasers are currently used in a wide variety of medical fields including dentistry, dermatology, plastic surgery, ophthalmology, otolaryngology (ear, nose and throat ("ENT")), gynecology, urology, cardiology, gastroenterology and general surgery. Of all these fields, dentistry is the largest (by number of doctors) and is also the youngest, or least developed.

  Medical and dental laser-based systems, including the Company's Waterlase(TM) system, are highly specialized tools specifically designed for a particular application or set of applications.


The Waterlase(TM) System
------------------------

  The Company has recently developed its Waterlase(TM) system, an Er,Cr:YSGG laser incorporating the Company's patented HydroKinetic(TM) technology for a variety of dental and medical applications. The HydroKinetic(TM) Er,Cr:YSGG laser-based system uses water to precisely remove hard tissue, such as tooth, bone and cartilage. In a different mode, without the full water spray, the Er,Cr:YSGG laser system has a wide range of soft tissue applications with effective hemostaces and cutting efficiency.

  The current Waterlase(TM) system configured for dental and oral surgical applications consists of a flexible fiber-optic delivery system and mobile floor system containing an Er,Cr:YSGG laser, power supply, internal cooling system and control panel. The Waterlase(TM) Er,Cr:YSGG laser rapidly energizes and transforms water into a safe, cool and precise biocompatible tissue removing device. The Waterlase(TM) system is capable of cutting both hard and soft human tissue. To give medical practitioners more flexibility, Waterlase(TM) systems may also be used without water or with water as a cooling medium for standard laser-based soft tissue applications, in fields such as dermatology, orthopedics and otolaryngology (ENT), although specific applications within these fields would require additional regulatory clearances by the FDA.

See " - Government Regulation".

  The Company believes that its Waterlase(TM) system has a broader range of applications than conventional laser systems. The Company currently is marketing the Waterlase(TM) system for dental and oral surgical applications in the U.S. and internationally. The Company has FDA clearance to market its Waterlase(TM) for certain dental hard and soft tissue applications and has also received clearance by the FDA to market a laser system that utilizes a variation of the Er,Cr:YSGG HydroKinetic(TM) technology for a broad range of dermatological, aesthetic and general surgical soft tissue applications. The Company intends to continue the gathering of clinical data related to such applications. Marketing for certain expanded applications of the Er,Cr:YSGG HydroKinetic(TM) system in the United States may require additional regulatory clearance. The Company continues to further develop the Er,Cr:YSGG HydroKinetic(TM) technology to pursue certain expanded applications. No assurances can be given that any such clinical studies will be successfully completed or such regulatory clearances will be granted. See " - Government Regulation". Use of the Company's proprietary technology for various non-dental applications will require certain modifications to the hardware and software configurations of the technology.

  The Company has CE certification for the Waterlase(TM) system signifying its compliance with the Medical Device Directive, established within the European Community. The Waterlase(TM) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CE and CSA marks allow the Company to import and market its Waterlase(TM) system in the European Community and Canada, respectively. See " - Government Regulation".

  While the Company believes that its technology should be effective in a broad range of medical and dental applications, this belief, except with respect to certain dental applications for which clinical research has been and is being conducted, is based largely on preliminary in vitro and in vivo research and extrapolation of observations in such clinical research. No assurances can be given that the Company's technology will prove to be applicable to, or will find market acceptance in additional fields or that the Company will receive applicable clearance to market the technology for additional applications.

     Applications and Potential Applications of the Waterlase(TM) System.
     -------------------------------------------------------------------

  Dentistry.  The Waterlase(TM) system, currently marketed by the Company in the
  ---------
United States and internationally (principally in Canada, Mexico, Europe, the Middle East, Australia and Taiwan), is configured for dental and oral surgical applications. The Company continues to expand its significant markets. These markets may include, but are not limited to, various South American countries and the Pacific Rim countries. Depending on the local regulatory requirements within these respective countries, further regulatory clearances may be necessary prior to entry into these markets. See " -Government Regulation".

  There are approximately 140,000 dentists in the United States and an estimated 400,000 dentists in other countries where the Company intends to market its products. Industry analysts believe that, as the U.S. population grows and ages and more natural teeth are retained, the demand for dental services will increase along with the demand for newer and improved technology. The Company believes that the Waterlase(TM) system is well suited for a variety of dental and oral surgical applications such as cavity preparation and restoration, implant preparation, aesthetic dentistry, periodontics (treatment of gum disease) and prosthodontics (replacement of teeth).

  Cavity Preparation/Aesthetic Dentistry. Aesthetic considerations are gaining increased importance in dentistry, as patients seek natural looking dental restorations. Due to these aesthetic and health concerns, natural colored composites are replacing amalgam (gold and silver) fillings in the restoration of cavities.

  When performing dental procedures, dentists must preserve the tooth structure to enhance bonding of the composite and minimize stress upon the reconstructed tooth. Penetration of the bonding materials into the tooth structure and thus the strength of the adhesive bond between the tooth and the composite material depend upon cavity preparation procedures that eliminate the smear layer, avoid micro cracks and minimize trauma to the tooth structure. The decay must be removed, and the interior of the cavity preparation must be clean and free of debris such as that left by conventional dental drills. The Company believes that the Waterlase(TM) system can cut precisely and cleanly with minimal disruption to tooth structure, thus providing improved preparation for restorations with enhanced adhesive and aesthetic qualities.

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

  When plaque hardens, it becomes tartar, a rough, porous material that can be removed only by professional cleaning. Although tartar itself is not believed to cause periodontal disease, the presence of tartar makes plaque harder to remove. The Waterlase(TM) system can be utilized for the removal of plaque and tartar as well as the treatment of infected tissue associated with periodontal disease.

  Prosthodontics.  The replacement of missing teeth and the significant
  --------------
restoration of decayed or damaged teeth have evolved as dental specialties as a result of the development of stronger ceramic, porcelain and composite materials. The onlay and inlay require not only precise cavity preparation, but also strong adhesion of the bonding which is necessary for enhancement of retention. The Company believes that the Waterlase(TM) system can effectively minimize cracking, and avoid the heating and fracturing of the enamel or dentin structure during cavity preparation and promote a stronger bond or adhesion, thereby facilitating a more durable and aesthetic restoration.

  The Waterlase(TM) system can potentially be utilized to shape shoulders and margins, facilitate improved impressions and promote secure and closed margins. The Company believes that benefits associated with this use of the Waterlase(TM) system include reduction of the vibration, high-pitched noise and microfracturing of teeth associated with the conventional dental drill. The soft tissue that surrounds the crown preparation area usually requires shaping prior to taking an impression. The Company believes that use of the Waterlase(TM) system to remove or reshape the tissue will result in reduced bleeding and increased patient comfort and time savings to the dentist.

  Osseous (Bone) Implant Surgery.  Bone implants are used for bone
  ------------------------------
stabilization, to add strength to existing bone and to serve as the infrastructure for reconstructive dental procedures. For such procedures, it is important that the bone cutting for the implant placement be clean and that the practitioner not damage the bone itself during cutting by the generation of excessive heat. Thermal damage, such as that caused by conventional dental drills, can impede or destroy the fusion of the bone to the implant. The Company believes that the Waterlase(TM) system, through its HydroKinetic(TM) technology, can effectively cut bone cleanly and without thermal damage; however, more clinical research is needed and the device is presently not cleared by the FDA for marketing for cutting bone in the United States.

See " - Government Regulation".

  The osseous (bone) implant placement process usually requires procedures uncovering the soft tissue and shaping around the neck of the tooth. The Company believes that the Waterlase(TM) system can be used effectively for these procedures, as a result of its ability to cut oral soft tissue cleanly, precisely and without induced bleeding.

  Dermatology and Plastic/Cosmetic Surgery.  Laser skin resurfacing, which has
  ----------------------------------------
been evolving as a surgical technique since it was introduced in 1993, involves using a high-energy laser beam to remove epidermal layers. This surgical process normally leaves a swollen, red wound which must heal over a period of weeks or months. If successful, this procedure reduces wrinkles and may produce some tightening of the skin. Most of these surgeries are performed by dermatologists, plastic surgeons, oculoplastic surgeons, and various other sub-specialists using short-pulsed carbon-dioxide lasers.

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

  The Company has FDA clearance to market a laser system for a broad range of dermatological and general surgical soft tissue applications, including scar revision, removal of tumors and cysts, skin resurfacing and diagnostic biopsies. See " - Government Regulation". This system, formally under the name of DermaLase(TM) which the Company is currently developing, can utilize the Er,Cr:YSGG laser employed in Waterlase(TM), but configured with laser energy, water and air characteristics optimized for its specific application. In this configuration, the system can utilize the air-water spray for hydrokinetics, as well as a cooling agent. In the Company's opinion, the combination of the air-water spray and the specific wavelength employed provides improved histological effects on tissue, such as reduced tissue trauma and faster healing.

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

  Orthopedic Surgery.  According to the American College of Surgeons, nearly
  ------------------
21,000 orthopedic surgeons in the U.S. perform in excess of 3,000,000 annual surgeries, including joint arthroscopy, spinal disc alterations and arthroplasties of knee, shoulder and hip. Statistics on international procedures are not compiled, but industry experts estimate at least 1,000,000 annual procedures outside of the United States. Laser use in orthopedic surgery has been limited to a very small percentage of surgeons using long-pulse holmium lasers in arthroscopic procedures. The main advantage of a holmium laser is finesse for tissue sculpting. However, the medical community has criticized the holmium laser as being too slow compared to the traditional mechanical endoscopic cutting devices. Thermal damage caused by the pulsed holmium laser has also been an issue. By contrast, the Company believes that the

Er,Cr:YSGG HydroKinetic(TM) system can offer significant advantages in terms of improved speed, non-thermal effect, and providing one surgical device that can perform all the functions that a surgeon needs for bone and cartilage cutting, along with the ability to perform bone shaping and sculpting. The device, however, is presently not cleared for marketing in the United States by the FDA for orthopedics. See " - Government Regulation".

  Otolaryngology.  The Company believes that the unique bone-cutting capability
  --------------
of the Er,Cr:YSGG HydroKinetic(TM) system lends itself to surgical procedures in the ear and nasal passages, where hard tissue (primarily cartilage) must be precisely removed under endoscopic control. Approximately 400,000 ear, nose, and throat (ENT) surgical procedures are performed in the United States each year by some 10,000 specialists with an estimated 650,000 additional annual procedures internationally. Currently, lasers are utilized in less than 5% of these surgeries. Primary applications for lasers in ENT now include: laser assisted palatoplasty (partial removal of the palate); uvulopalatoplasty (partial removal of the uvula and the palate to reduce sleep apnea and snoring); tonsillectomy (surgical removal of tonsils); and myringotomy (surgical creation of a small hole in the tympanic membrane of a child's ear for drainage of fluid caused by chronic ear infection). The Company believes, based on in-vitro tests, that the Waterlase(TM) system may provide an improved surgical tool for performing some types of ENT procedures. While the Company's Er,Cr:YSGG HydroKinetic(TM) system is cleared for marketing in the United States for a variety of general surgical applications, including resection of internal organs, tumors and lesions, further clearances may be required for specific applications when and if the Company decides to enter this market arena. See " - Government Regulation".


Other Dental and Medical Products
---------------------------------

  TwiLite(TM) Diode Laser System.  In 1999, the Company developed its first
  ------------------------------
soft-tissue semiconductor diode laser system for use in the dental cosmetic and aesthetic market. The laser system, called the TwiLite(TM), incorporates the latest state-of-the-art technology for use in a broad range of dental cosmetic and soft tissue procedures. The light-weight, space-saving laser system incorporates features absent from other competitive soft tissue laser systems and is priced at a level affordable to most dentists. The dental laser can also be used to treat early stage gum disease, postponing or in some cases eliminating the need for periodontal surgery and providing the opportunity for overall cost savings. The Company is developing more applications and accessories for the TwiLite(TM). The Company plans to introduce cosmetic tooth whitening with the TwiLite(TM) in 2001 given its recent clearance by the FDA to market the Twilite(TM) for cosmetic teeth whitening. The Company has FDA clearance to market the TwiLite(TM) for a variety of dental and other soft tissue surgical applications. See "- Government Regulation".

  LazerSmile(TM).  The company has a toothbrush for the consumer market that
  ----------
utilizes a monochromatic optical energy source embedded within a toothbrush in conjunction with a clear, non-abrasive, proprietary, tooth-whitening gel. The brush, which utilizes the Company's patented and patent-pending technologies, is designed to bring into the consumer's home technology that utilizes optical energy to activate ingredients in its proprietary tooth-whitening gel, formulated by the Company, to clean and whiten teeth. The LazerSmile(TM), which is configured much like a conventional toothbrush, is smaller than conventional motorized tooth brushing instruments. In 1999, the Company licensed the brush to a home-consumer product distributor to manufacture and market the technology. To date, no significant royalty revenues have been generated from the agreement. Accordingly, the Company is reevaluating its opportunities related to the technology.


  LaserSpray(TM) is a stand-alone or integrated product that incorporates a
  ----------
patented technology to allow a dental or medical practitioner to deliver a coolant spray of air and water to tissue sites during surgical laser interventions. LaserSpray(TM) has the potential to be installed with most fiber-coupled lasers manufactured by other companies. The LaserSpray(TM) uses a cool air-water spray for cooling the lazed tissue and has applications for various medical and dental lasers. The Company believes that thermal effects resulting from high temperatures can be significantly reduced when the LaserSpray(TM) cooling system is used during application of laser-based energy. The Company is currently pursuing final development and will proceed to market a hybrid product that will incorporate the features of both LaserSpray(TM) and FlavorFlow(TM).

  FlavorFlow(TM) Fluid Conditioning System.  In response to recently proposed
  ----------------------------------------
standards for use of sanitized fluids in dental and medical procedures, the Company had under development the FlavorFlow(TM) fluid conditioning system, a system utilizing patent-pending technology to sanitize, flavor and administer fluids and enhance the scent of air present during medical and dental treatments. FlavorFlow(TM) is designed to overcome the unpleasant tastes and odors which patients typically associate with pain and discomfort and which contribute to negative clinical experiences. The Company believes that when the FlavorFlow(TM) system is utilized to deliver sanitized fluids, the possibility of parasitic (such as potentially lethal cryptosporidium) and bacterial infection being introduced through the fluids used during medical and dental interventions would be significantly reduced. The Company expects to market the FlavorFlow(TM) as a hybrid product that incorporates the features of the LaserSpray(TM).


Manufacturing
-------------

  The Company, as a medical device manufacturer, is required by the FDA to comply with Good Manufacturing Practice ("GMP") regulations. As a result, the Company's manufacturing processes must meet certain standards regarding quality assurance and documentation. See " - Government Regulation".

  The Company fabricates certain proprietary components of its products and inspects, tests and packages components prior to inclusion within a finished product or shipment as a replacement part. By designing and manufacturing key proprietary products, the Company believes it can better control quality, limit outside access to its proprietary technology, control costs and manage manufacturing process changes more efficiently and effectively.

  The Company contracts with various companies to manufacture certain components according to the Company's specifications. Substantially all of the Company's products are manufactured in the United States. At present, all products manufactured by third parties are sent to the Company's headquarters in San Clemente, California for quality control, final assembly if necessary, and shipment to customers or distributors.

  The Company has identified alternate suppliers for most of its components. There are certain key components for which there is a single supplier. As feasible, the Company is searching for alternative sources for these components. A change in the suppliers of certain system components, however, could require new regulatory approvals and, in particular, could require an amendment to the "CE" mark granted to the Company pursuant to the European Community's Medical Device Directive, which could hamper or delay the Company's ability to distribute its systems in the European countries requiring such an approval.

  Field service repairs in the United States are performed by the Company's direct employee technicians. International field service repairs are performed primarily by the corresponding distributor's service technicians who are technically trained by the Company in the servicing of its products. The Company also provides technical assistance and training seminars to its international distributor technicians on an as-needed basis.


Engineering and Development
---------------------------

  During the years ended December 31, 2000, 1999 and 1998, the Company expended approximately $2,287,503, $2,427,510 and $1,824,901, respectively, on engineering and development. Such expenditures were directed primarily towards further development and expanded capabilities of new and existing products.


Competition
-----------

  The dental laser market currently has a limited number of serious competitors. In the next two to three years, additional serious companies may move into the dental hard and soft tissue markets due to projections of significant growth. According to most market estimates, dental laser sales are expected to grow dramatically.

  The entities commonly referenced as hard tissue competitors to BIOLASE utilize a commonly available laser, the Erbium Yag (Er: Yag). BIOLASE believes it's Waterlase(TM) laser has dramatic advantage and differentiation in that BIOLASE is the only company in the world that utilizes Er, Cr: YSGG and patented HydroKinetic(TM) technology. BIOLASE believes that the Waterlase(TM) is the only dental laser available that is capable of effectively performing both hard and soft tissue procedures.

     The Company's main competitor in the U.S. hard tissue dental market is a privately held company, Continuum Biomedical. OpusDent and KaVo have recently obtained clearance to market an Er:YAG hard tissue laser in the U.S.; KaVo is also privately held while OpusDent is owned by ESC Medical. Er:YAG is considered by BIOLASE to be a previous generation product. Premier Laser Systems is no longer a competitor. Premier marketed the Er:YAG, which did not perform competitively, and has since dropped out of the market. American Dental Technology, Inc, (ADT) produces two types of soft tissue lasers, the Nd:YAG and diode systems. ADT also sells a range of other dental products and is in the process of restructuring to become a general distributor. CeramOptec sells a diode dental laser for soft tissue procedures. CeramOptec is a provider of laser fibers and, to date, has not had a significant impact on the dental laser market. Lares Research has an Nd:YAG soft tissue laser and an argon laser for curing and bleaching teeth, but is not focused on lasers as it is selling several other dental products. HGM Medical Lasers produces high-powered argon lasers for dentistry that are used for curing, bleaching and soft tissue procedures. For several years HGM has been consistently selling a small number of dental lasers each month, but does not currently have an established distribution system for the dental market. In recent years, CO2 dental laser sales (a soft tissue laser) have declined in the U.S. as they are being replaced by diode laser systems. Lasermed produces a low powered argon laser used for curing and bleaching teeth.

  Internationally, there are a small number of hard tissue lasers available:
OpusDent, owned by ESC Medical Systems, an Israeli corporation, has produced with limited success, a combination Er:YAG/CO2 hard and soft tissue laser. In 1999, ESC started selling this system in Europe and Latin America; Fotona, Inc, a Slovenian company, produces a combination Er:YAG/Nd:YAG for hard and soft tissue procedures. Fotona is most active in a few European markets and, to a limited degree, in Latin America; KaVo, Inc, a large German dental company, sells an Er:YAG hard tissue laser, mostly in Europe and Latin America. KaVo does not manufacture this system, but has it contracted with another German company, Aesculap-Meditec to manufacture this system.

  A number of the Company's competitors have substantially greater financial resources. The Company believes that its patent protection, and pending patent protection, should provide a competitive advantage to the Company over the next several years. However, there can be no assurance that technology superior to that of the Company will not be developed or that the Company's patent and patent-pending protection will be upheld or will prove to have commercial value. See " - Patents and Proprietary Technology".

  BIOLASE faces substantial competition in all markets which it seeks to distribute product. Competition in these markets consists of numerous medical laser manufacturers promoting their respective lasers to users via trade show exhibitions, advertisements, product demonstrations, educational workshops, and sales representatives. In addition, the Company will compete against conventional non-laser surgical methodologies and devices such as high and low-speed drills, and air abrasion systems in the dental field and air abrasion, electrosurgery, scalpels, saws, drills and punches in the medical field. Some of these alternative and traditional methods have been proven and tested, require minimal special training for established practitioners, and generally require less capital investment than the Waterlase(TM) system. However, the Company believes that users of conventional methods and traditional laser-based methods are continually evaluating new technologies that may provide improved and effective techniques to replace existing technologies. BIOLASE believes that the Er,Cr:YSGG HydroKinetic system represents a strong candidate to replace existing technologies in various markets.


Patents and Proprietary Technology
----------------------------------

  The Company has patented and patent-pending technology related to the Waterlase(TM) system and its HydroKinetic(TM) technology. In April 1998, the U.S. Patent and Trademark Office granted BIOLASE a patent (U.S. Patent No. 5,741,247) entitled "Atomized Fluid Particles for Electromagnetically Induced Cutting" with broad applicability in dentistry, medicine and various industrial applications. The proprietary technology encompassed within this patent serves as the foundation for BIOLASE's Er,Cr:YSGG Hydrokinetic(TM) platform. In
June 2000, the Company was granted an additional key patent that further strengthened its proprietary position. U.S. Patent No. 6,086,367 has a priority filing date of December 1988 (France) and January 18, 1989 (US). The first independent claim is extremely broad, disclosing the use of `any suitable laser wavelength' in conjunction with water for dental laser procedures.

  Further strengthening the Company's proprietary position of its HydroKinetic(TM) technology, in October 1999, the Company was awarded a patent (U.S. Patent No. 5,968,037)
entitled "User Programmable Combination of Atomized Particles for Electromagnetically Induced Cutting". This patent provides the Company with broad claims related to a laser/water cutting apparatus and the user controls specifying the resolution and penetration depth of the cut. This apparatus is intended for cutting various tissues and materials including but not limited to cartilage, bone, tooth, glass and semi-conductor chips.

  In March 1999, the U.S. Patent and Trademark Office awarded BIOLASE a patent (U.S. Patent No. 5,885,082) entitled "Dental and Medical Procedures Employing Laser Radiation" that further broadens the Company's claims related to its proprietary air and water cooling technology. The patent claims a method for cutting dental tissues such as enamel, dentin, cementum, root material and bone with a laser having a wavelength suitable for cutting such tissues and a cooling fluid that contains water or a water and air mixture. This patent serves as a continuation of U.S. Patent No. 5,020,995 awarded the Company in June 1999, with a priority date of December 1988.

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

  In April 1995, the United States Patent and Trademark Office granted the Company U.S. Patent 5,741,247 entitled "Atomized Fluid Particles for Electromagnetically Induced Cutting". This patent forms the basis for the Company's unique HydroKinetic(TM) technology.

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

  BIOLASE also relies upon trade secrets, unpatented proprietary know-how , continuing technological innovation and management experience to develop its competitive position. The Company enters into confidentiality and technology agreements with its employees pursuant to which such employees agree to maintain the confidentiality of the Company's proprietary information and to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. There can be no assurance, however, that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from the Company's engineering and development activities, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets.

Marketing
---------

  The Company markets its Waterlase(TM) and TwiLite(TM) diode laser system in the U.S. through a direct sales force. The Company is in the process of expanding its domestic sales force to better serve the domestic market. Internationally, the Company sells its products through distributors that are trained by the Company in the clinical and service aspects of the related technology.

     The Company currently distributes its laser-based products in the United States, Europe, the Middle East and the Far East and is actively working to expand its worldwide network through pursuance of qualified and proven distributors. The Company is presently developing aesthetic and dermatologic applications for its Er,Cr:YSGG HydroKinetic(TM) technology.

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

     Given the dramatic patient benefits of the Waterlase(TM); avoiding the needle, shot, drill and pain, combined with the clinical benefits, the Company believes that patient demand will continue to grow resulting in higher sales volume.

     The Company accepts the evidence that the public is becoming increasingly aware of the benefits of lasers in dental, ENT, ophthalmological, dermatological, cosmetic and general surgical applications and that the consuming public will be a key factor in increasing demand for laser and HydroKinetic(TM) technologies within the medical and dental professions.


Customers
---------

     The Company's customers include dentists, distributors, medical doctors and hospitals. During 1999, one distributor, Sweden & Martina, the Company's Italian distributor, accounted for approximately 19% of the Company's sales. During 1998, two distributors, Sweden & Martina and Ash Temple, the Company's Canadian distributor, accounted for approximately 20% and 11%, respectively, of the Company's sales. No other customers accounted for more than 10% of the Company's sales in 2000, 1999, or 1998.


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

     The other method is under Section 510(k) of the Food, Drug and Cosmetics Act where applicants must demonstrate that the device for which clearance is sought is substantially equivalent to a predicate device. The FDA's stated intention is to review 510(k) notifications as quickly as possible, generally within 90 days; however, the complexity of a submission or a requirement for additional information will typically extend the review period beyond 90 days. Domestic marketing of the product must be deferred until clearance is received by the applicant from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) notification. The Company intends to utilize the 510(k) notification procedure whenever applicable.

     On January 25, 2001, the Company was granted a significant FDA clearance to market, the first cosmetic whitening clearance granted for an 810 nanometer wavelength diode laser system. This clearance allows the Company to market the TwiLite(TM) for teeth whitening.

     The Company received one new FDA clearance during the year 2000, for the LazerSmile(TM) home tooth whitening system. The LazerSmile(TM) was granted new clearances for using a photodiode system in conjunction with a toothbrush to deliver safe, monochromatic light around the bristles to enhance the tooth whitening process and whiten teeth.

     In 1999, the Company received several FDA clearances to market its laser systems under various claims. Two of these clearances enhanced the hard-tissue marketing claims already obtained in 1998 for the Company's HydroKinetic(TM) technology incorporated in its Waterlase(TM) laser system. These additional claims allow the Company to market its Waterlase(TM) laser system for cavity preparation I through V, and more importantly, children, such that the system is cleared for all patients, young and old alike.

     The Company also received clearance to market its TwiLite(TM) soft-tissue diode laser system in June 1999 for a variety of dental soft-tissue procedures and other surgical soft-tissue applications in various medical fields.

     In October 1998, the Company received its long-awaited FDA clearance to market the Waterlase(TM) system, which incorporates the Company's proprietary Er,Cr:YSGG HydroKinetic(TM) technology, for certain dental hard tissue applications. The hard tissue clearance allowed the Company to commence sales and marketing domestically of its Waterlase(TM) system for hard tissue applications. In July 1997, the Company received FDA clearance to market a laser system, incorporating the Company's Er,Cr:YSGG HydroKinetic(TM) technology, for a broad range of dermatological and general surgical soft tissue applications.

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

     There can be no assurance that additional approvals from the FDA will be granted or that the Company will have sufficient funds to pursue such approvals. The process to obtain approvals can be expensive or lengthy. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such additional approvals, could prevent the Company from commercializing its products as anticipated and could have a materially adverse effect on the financial condition, results of operations, cash flows and prospects of the Company.

     The following table sets forth the status of FDA clearance of the Company's principal products:

-----------------------------------------------------------------------------------------
 Product                   Market                       Date Cleared         Status
-----------------------------------------------------------------------------------------
Waterlase(TM)      Dental                                 1998/1999   Cleared To Market
TwiLite(TM)        Teeth Whitening                        2000        Cleared To Market
                   Dental / General Surgical              1999        Cleared To Market
LazerSmile(TM)     Teeth Whitening                        2000        Cleared To Market
DermaLase(TM)      Dermatology, General Surgery           1997        Cleared To Market
LaserSpray(TM)     Tissue Cooling                         1995        Cleared To Market
FlavorFlow(TM)     Dental Fluid Conditioning              N/A         Application Not Yet
                                                                      Submitted
-----------------------------------------------------------------------------------------

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

     The Waterlase(TM) system has been granted the "CE" mark evidencing compliance with quality, safety and performance requirements mandated by the Medical Device Directive adopted by the European Community. The Medical Device Directive is the latest standard of medical device safety and performance which has been adopted by the fourteen member states of the European Community and requires that all medical device products be compliant to be eligible for marketing within the member states.

     The Waterlase(TM) system has also been granted the Canadian Standards Association ("CSA") mark symbolizing compliance with certain safety and performance standards. The CSA mark allows the Company to import and market its Waterlase(TM) system in Canada.

     The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company's ability to develop and market its products. There can be no assurances that the Company's existing products will meet any future legislative acts or requirements.


Employees
---------

     As of March 15, 2001, the Company employed 87 people on a full-time basis, consisting of 49 people in engineering/development/manufacturing, 8 in administration and 30 in sales/customer service. The Company's employees are not represented by a labor union, and it has experienced no work stoppage. The Company believes that its employee relations are good.


ITEM 2.   PROPERTIES

     The Company's principal offices are at 981 Calle Amanecer, San Clemente, California where, until August 2000, it had leased approximately 23,000 square feet. The Company purchased its principal offices in August, 2000 with the property encumbered by a first trust deed to a bank. In March 2001, the Company sold the building and entered into a lease, expiring in March, 2006. The Company believes that its facilities are sufficient for its current needs.


ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings incidental to its business. It is management's opinion that pending actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations, cash flows or prospects, and that adequate provision has been made for the resolution of such actions and proceedings.

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


                                                      High           Low
                                                      ----           ---
         2000
         ----
         1st     Quarter                           7               1  3/16
         2nd     Quarter                           3  3/4          2
         3rd     Quarter                           2 23/32         1 31/32
         4th     Quarter                           2  9/32         1  1/32

         1999
         ----
         1st     Quarter                           3  1/4          2
         2nd     Quarter                           2 15/16         1 13/16
         3rd     Quarter                           3  3/4          2  1/8
         4th     Quarter                           2  7/8          2






     On December 1, 2000, the Company issued to GEM Holdings Corp. ("GEM") 36,600 shares of unregistered Common Stock, par value $.001 per share, and common stock purchase warrants expiring December 1, 2003 (the "GEM Warrants") entitling the holder to purchase up to

100,000 shares of Common Stock at an exercise price of $2.00 per share. The securities were issued to GEM in consideration for GEM continuing to provide a guaranty of a $2,500,000 credit facility, expiring December 1, 2001.

     The issuance of the securities to GEM was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. GEM represented to the Company that it is an accredited investor as defined in Rule 501 promulgated pursuant to the Securities Act and agreed that it would offer or resell the securities issued only if they were registered under the Securities Act or an exemption from such registration is available, in which case the Company, if it so requests, shall have received an opinion of counsel to GEM, in form and substance reasonably satisfactory to the Company, to that effect. GEM also agreed that the Company shall not permit the transfer of such securities unless such registration has been effected or such an exemption is available. The Company has issued "stop transfer" instructions to the transfer agent of its Common Stock with respect to the shares of Common Stock issued to GEM and acts as the transfer agent for the GEM Warrants. The certificates representing the securities issued to GEM have had legends endorsed thereon reflecting the restrictions on transferability described above.

     The Company has not paid any cash dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business.

     As of March 5, 2001, the total number of record holders of the Company's common stock was 370.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth certain consolidated financial data for the five years ended December 31, 2000, 1999, 1998, 1997, and 1996. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.



                                                               Year Ended December 31,
                                          --------------------------------------------------------------
                                            2000          1999         1998          1997          1996
                                          --------      --------     --------      --------      --------
                                                        (in thousands, except per share data)
                                                        -------------------------------------
Consolidated Statements of
 Operations Data:

Sales                                     $  9,657     $  7,004      $  1,465      $  1,786     $    692
Gross profit                              $  4,828     $  2,852      $     47      $    259     $    133
Operating expenses (1)                    $  8,462     $  7,601      $ 10,369      $  3,258     $  2,622
Loss from operations                      $ (3,633)    $ (4,748)     $(10,322)     $ (2,999)    $ (2,489)
Net loss                                  $ (3,728)    $ (4,797)     $(10,346)     $ (2,824)    $ (2,463)

Loss per share
 - basic and diluted                      $  (0.19)    $  (0.28)     $  (0.69)     $  (0.21)    $  (0.21)

Shares used in computation of
 basic loss per share (2)                   19,171       17,254        15,062        13,385       11,532


                                                                    December 31,
                                          --------------------------------------------------------------
                                            2000          1999         1998          1997          1996
                                          --------      --------     --------      --------      --------
                                                                   (in thousands)
                                                                   --------------

Consolidated Balance Sheet Data:

Working Capital                           $   (206)    $ (1,331)     $     89      $  1,719     $  3,670
Total assets                              $  6,599     $  2,672      $  3,911      $  3,396     $  4,689
Long-term liabilities                     $  1,175     $     -       $     -       $     -      $     -
Stockholders' equity (deficit) (3)        $  1,057     $   (939)     $    662      $  2,095     $  3,914

(1) Includes non-recurring charges in 1999 and 1998 of $1,093,000 and $5,135,000, respectively, related to (i) a severance agreement, (ii) a consulting agreement, and (iii) a write-off of product development assets in 1999, and a $5,135,000, write-off of in-process research and development costs related to the purchase of Laser Skin Toner, Inc. assets in 1998.

(2) The basis for determining the number of shares used in computing basic loss per share is described in Note 1 to Consolidated Financial Statements.

(3)  The Company has never declared or paid dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - 2000 as Compared to 1999
------------------------------------------------

     Sales continued to grow during 2000 to $9,657,389 from the $7,004,272 reported during 1999, an increase of $2,653,117, or 38%, representing another new sales record for the Company. Export sales increased to $4,189,059 during 2000 compared to $2,356,000 during 1999, an increase of $1,833,059, or 78%.
Domestic sales were $5,468,330 for 2000, reflecting an increase of $820,330, or 18%, from the $4,648,272 reported for 1999. The increase in sales was due principally to sales and marketing coupled with the progression from the original Millennium(R) version to the new, more advanced Waterlase(TM) system and the introduction of the new Twilite(TM) diode laser system, both launched in quantity during the third quarter of 2000. Successful alliances with synergistic international distributors have contributed to the increase in export sales.

     During 2000, the Company recommenced sales to Germany through its new German distributor. Management believes the German selling market represents one of its, if not the single, largest selling market in Europe. The Company also commenced sales in France, Korea, Taiwan and Japan during 2000 and, with the recommencement in Germany, all contributed to the increase in export sales during 2000 over those in 1999.

     Gross profit during 2000 increased $1,975,835, or 69%, to $4,828,361, or 50% of sales, compared to $2,852,526, or 41% of sales, for 1999. The improvement in the gross margin was due principally to increased sales volume combined with the improved design of the Waterlase(TM) system, allowing for lower material costs and increased manufacturing efficiencies. The introduction of the Company's Twilite(TM) diode laser system also contributed to the higher gross profit.

     Operating expenses were $8,461,799 for 2000 compared to $7,600,682 in 1999, an increase of $861,117, or 11%. Absent $1,093,175 of non-recurring charges included in 1999, operating expenses in 2000 would have reflected an increase of $1,954,292, or 30%, over those reported comparatively in 1999.

     Sales and marketing expense during 2000 was $4,333,346 compared to $2,700,628 for 1999, an increase of $1,632,718, or 60%. The increase was due principally to (i) higher sales volume, (ii) expansion of the Company's domestic sales force and marketing infrastructure, (iii) increased marketing and advertising, and (iv) teaching and educational seminars and activities promoting the Company's products, both domestically and abroad.

     General and administrative expense for 2000 decreased $631,594, or 26%, to $1,840,950 compared to the $2,472,544 reported for 1999. Absent $609,981 in non-recurring charges included in 1999, general and administrative expense for 2000 would reflect a nominal decrease of $21,613, or 1% compared to 1999.

     Engineering and development expense decreased $140,007, or 6%, to $2,287,503 in 2000 compared to the $2,427,510 reported for 1999. After consideration of $483,194 of non-recurring charges included in fiscal 1999, engineering and development expense for fiscal 2000 would have reflected an increase of $343,187, or 18%, over fiscal 1999. The increase was due principally to ongoing product development.

     Interest income increased nominally to $68,854 during 2000 from the $44,666 reported for 1999 due principally to higher average cash balances maintained in interest-bearing accounts over the previous year. Interest expense was $163,393 in 2000 compared to $93,647 for 1999, an increase of $69,746, or 75%. The increase was due principally to a higher average balance during 2000 in the Company's line of credit than that in 1999.


Results of Operations - 1999 as Compared to 1998
------------------------------------------------

     Sales for 1999 increased $5,539,081, or 378%, to $7,004,272 from the
$1,465,191 reported for 1998 representing the highest reported sales in the Company's history. Export sales were $2,356,000 during 1999 compared to $598,000 during 1998, an increase of $1,758,000, or 294%. Domestic sales increased $3,781,081, or 436%, to $4,648,272 during 1999 from the $867,191 reported during 1998. The significant increase in sales was due principally to the successful transition from a primarily research and development company to the initial phases of a sales and marketing organization. During 1999 and 1998, the Company did not have any sales to its German distributor.

     In June, 1999, the Company announced an exclusive distribution agreement with a home-consumer product distributor to manufacture and market the Company's LazerSmile(TM) Tooth Whitening product under the name IGEA LazerWhite Tooth Whitening System. The agreement provides for a royalty to be paid to the Company and includes a minimum annual sales quota of 500,000 units. The Company had received certain prepaid royalties and had not recognized any such royalties during 1999. Prior to the distribution agreement, the Company recorded a nominal amount of sales related to its LazerSmile(TM) system. The exclusive distribution agreement expired in June, 2000. The Company intends to continue evaluating its opportunities related to the sales and marketing of its LazerSmile(TM) technology.

     Gross profit was $2,852,526, or 41% of sales, in 1999, an increase of $2,805,895 from the $46,631 reported in 1998. The increase in gross profit was due to the significant increase in sales. The significant improvement in the gross margin, from 3% in 1998 to 41% in 1999, was due principally to an improved sales product mix and realized economies of scale associated with the higher sales volume.

     Operating expenses decreased $2,767,975 from the $10,368,657 reported in 1998 to $7,600,682 in 1999. Operating expenses for 1999 and 1998 included non-recurring charges of $1,093,175 and $5,134,920, respectively. 1999's non-recurring chargers related to (i) a severance agreement for a former executive officer, (ii) a consulting agreement, (iii) a write-off of assets related to product development, and (iv) a provision related to the reacquisition of distribution rights in Germany from the Company's previous distributor. 1998's non-recurring charges consisted of a write-off of certain purchased research and development costs related to the acquisition of certain undeveloped technology. Absent these non-recurring charges, operating expenses for 1999 would have been $6,507,507 compared to $5,233,737 for 1998, a comparative increase of $1,273,770, or 24%.

     Sales and marketing expenses were $2,700,628 for 1999 compared to $1,628,821 reported for 1998, an increase of $1,071,807, or 66%. The increase was due principally to the significant rise in sales volume during 1999 and the Company's increased marketing efforts associated with creating public awareness of its technology and products. General and administrative expenses, absent the non-recurring charges related to the severance agreement for a former executive officer and costs related to the reacquisition of the Company's distribution rights in Germany of $129,681 and $480,300, respectively, were $1,862,563 for 1999 compared to $1,780,015 for
1998, a modest increase of $82,548, or 5%. The increase was due principally to higher levels of administrative staffing and related personnel expenses combined with increases in various professional and administrative costs associated with the Company's growth. Engineering and development expenses were $1,944,316 in 1999 excluding non-recurring charges related to the consulting agreement with a former principal of LSTI and the write-off of assets related to product development of $100,781 and $382,413, respectively, compared to $1,824,901 in 1998, an increase of $119,415, or 7%. The comparative increase was due principally to increased engineering staffing associated with the Company's growth and higher engineering project expenses related to existing product enhancements and redesigns combined with new product development, in particular, the Waterlase(TM) and the Twilite(TM) laser systems.

     In December, 1999, the Company licensed the undeveloped LSTI technology acquired in 1998 to a developmental company in exchange for a royalty on future sales of products encompassing such technology. The decision to license the undeveloped technology was based on the Company's intention to focus on the marketing and further enhancement of products embodying its HydroKinetic(TM) technology, including the Waterlase(TM), and development of new products.

     Interest income during 1999 was $44,666, a decrease of $12,925, or 22%, from the $57,591 reported in 1998, while interest expense increased $12,013, or 15%, to $93,647 during 1999 from the $81,634 reported in 1998. The decrease in interest income was due to lower average balances of cash and marketable securities during 1999 compared to the balances held in interest-bearing accounts in 1998. The increase in interest expense was due principally to higher average outstanding balances under the Company's line of credit in 1999 versus 1998.


Financial Condition
-------------------

     The Company's working capital requirements have been financed over the past several years through the private placement of the Company's equity securities. Such placements generated net proceeds of $2,450,516, $2,748,000, $3,592,800 during 2000, 1999 and 1998, respectively. The Company has also received proceeds from the exercise of stock options and warrants of $3,200,624, $85,313 and $58,426 during 2000, 1999 and 1998, respectively. In addition, the Company has a $2,500,000 short-term line of credit, of which, $708,075 is available, for the purchase of inventory.

     Cash and cash equivalents increased $820,902 during 2000. Operating activities during 2000 utilized $3,778,430 of cash compared to $1,897,337 and $4,848,700 in 1999 and 1998, respectively; the increase due principally to higher receivables due to the increase in fourth-quarter sales combined with increased inventory levels required to sustain the continued growth of the Company. Investing activities utilized $1,068,862 in cash during 2000 compared to providing cash of $183,567 and $5,147 in 1999 and 1998, respectively. The use of cash during 2000 was due to increased capital expenditures principally from the purchase of the Company's facility in August, 2000; whereas, 1999 and 1998 investing activities principally reflected cash proceeds from the sale of marketable securities for use as working capital. Financing activities provided $5,668,204 in cash during 2000 compared to $2,470,213 and $5,055,018 in 1999 and

1998, respectively. The increase in 2000 versus 1999 was due principally to a greater number of stock purchase warrants and options exercised combined with an increase in proceeds received from borrowings under the Company's line of credit, offset by payment of a note payable and reduced proceeds from the issuance of stock in 2000 versus 1999.

     Accounts receivable increased considerably in 2000 to $758,219 compared to $330,840 in 1999 due to the higher sales volume experienced in the fourth quarter for which the receivable will be collected in the first quarter of 2001.

     Inventories increased significantly to $1,221,595 in 2000 compared to $658,462 in 1999. The increase is attributed principally to (i) 1999's ending level reflecting intentional reductions in componentry related to the first generation Millennium(R) as the Company prepared for the launch of its Waterlase(TM), and (ii) increased purchase of Waterlase(TM) and Twilite(TM) components necessary to sustain the Company's current growth and production requirements for 2001. Inventory turnover improved during 2000 to an average of
4.8 times, or every 76 days, from an average of 3.0 times, or every 121 days in 1999.

     Prepaid assets increased to $179,985 in 2000 from $110,062 in 1999, an increase of $69,923 due principally to increased deposits for 2001 trade shows and seminars.

     Liability under a line of credit established in December 1997 to finance inventory increased $450,000 from 1999 to 2000. The increase was a result of the Company's need to retain higher levels of inventory to sustain its present growth pattern. The balance available for future inventory purchases, should the need arise, is $708,075; the line of credit is due to expire December 1, 2001.

     The aggregate of accounts payable and accrued liabilities increased $85,580 to $2,355,240 in 2000 from $2,269,660 in 1999. The increase is attributable principally to (i) higher payroll related accruals associated with the Company's growth and greater warranty level reserves required given the higher sales volume during 2000 offset by payments made against $480,300 in accrued expenses associated with the reacquisition of distribution rights in Germany, of which, $428,000 was converted to a note payable in March 2000, paid in September 2000.

     Customer deposits for new orders increased $200,000 in 2000 reflecting the increased demand of the Company's products during 2000 over that of 1999. All of the orders related to these deposits were shipped during the first quarter of 2001.

     Capital expenditures during 2000 totaled $1,068,872 and were related primarily to the purchase of the Company's facility (see "Liquidity and Capital Resources" below), a new sales booth and various computer workstations associated with the Company's growth. Depreciation of fixed assets was $143,096 during 2000 compared to $90,427 in 1999. The decrease in patents, trademarks and licenses in 2000 was due solely to amortization of $22,800.

     Stockholders' equity at December 31, 2000 improved to $1,056,871 from a deficit position of $939,272 in 1999. The improvement was due principally to (i) net proceeds of $2,450,516 received from a private placement in March 2000, (ii) proceeds of $3,200,624 from the exercises of certain stock options and stock purchase warrants during 2000, and (iii) the issuance of stock and warrants for services rendered aggregating $72,980. The increase to stockholder's equity in 2000 was offset by the $3,727,977 loss for the year.

Liquidity and Capital Resources
-------------------------------

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based HydroKinetic(TM) tissue cutting system, the Waterlase(TM) and its new diode laser product, the Twilite(TM).

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants, though the Company has experienced significant increased sales of its laser-based products over the last two years. During the three years ended December 31, 2000, the Company raised approximately $12,136,000 of net equity funds in this manner.

     Management believes that sales will continue to increase and that the Company should have sufficient capital resources to sustain it during 2001 based on its 2001 business plan. Should the Company require further capital resources during 2001, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

     At December 31, 2000, the Company had $1,791,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At December 31, 2000, the weighted average interest rate on the outstanding balance was 7.22%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 2001 at which point the Company will be required to either pay any remaining balance of the credit facility or refinance the credit facility. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     The Company's lease on its facility expired in September 2000. The lessor had notified the Company that it did not intend to renew the lease with the Company. In response, the Company researched similar leasing rates in close proximity to its present location and determined that competitive lease rates on a similar building in structure and size were dramatically higher than the Company's current rate. In addition, the cost of relocation to the Company would have been substantial and could have included, but not have been limited to, business interruption costs, actual moving costs and large up-front deposits typically required on new lease potentials. Accordingly, the Company entered into an agreement to purchase its existing facility with escrow closing in August 2000 at a purchase price of $1,983,000, plus direct expenses of $21,148. The Company paid $804,148 in cash and financed the remaining purchase with a $1,200,000 first trust deed mortgage. The terms of the commitment include (i) a variable interest rate of prime plus 0.25%, adjusted every three years (currently 9.75%), (ii) a term of 15 years (matures September 1, 2015), and (iii) a loan amortization term of 20 years. In March, 2001, the Company entered into an agreement to sell the facility at a fair market value of $2,350,000 with a commitment to lease the facility for a term of 5 years (with an option to extend another 5 years) at a starting monthly lease rate of $0.80 per square foot (approximately $18,624 per month) with incremental rate increases annually of no less than 2% and no more than 5% based on the increase in a local consumer price index. The Company expects to close escrow on the sale of its facility by the end of its first quarter of 2001.

Selected Quarterly Financial Data
---------------------------------


                                                                          Quarter Ended
                                           ----------------------------------------------------------------------------
                                              March  31,         June 30,          September 30,      December 31,
                                                 2000              2000               2000                2000
                                           ----------------------------------------------------------------------------
Fiscal Year Ended December 31, 2000
Sales                                        $ 1,527,026        $ 2,258,806       $ 2,187,168         $ 3,684,389
Gross profit                                 $   536,262        $ 1,039,053       $ 1,001,865         $ 2,251,181
Loss from operations                         $(1,016,081)       $  (883,300)      $(1,148,433)        $  (585,624)
Net loss                                     $(1,032,096)       $  (887,776)      $(1,164,714)        $  (643,391)
Loss per share - basic and diluted           $     (0.06)       $     (0.04)      $     (0.06)        $     (0.03)

                                                                          Quarter Ended
                                           ----------------------------------------------------------------------------
                                              March  31,         June 30,          September 30,      December 31,
                                                 1999              1999               1999                1999
                                           ----------------------------------------------------------------------------
Fiscal Year Ended December 31, 1999
Sales                                        $ 1,785,983        $ 1,406,255       $ 2,012,824         $ 1,799,210
Gross profit                                 $   797,141        $   559,128       $   816,002         $   680,255
Loss from operations                         $  (644,389)       $(1,243,958)      $  (865,408)        $(1,994,401)
Net loss                                     $  (669,856)       $(1,245,552)      $  (873,479)        $(2,008,250)
Loss per share - basic and diluted           $     (0.04)       $     (0.07)      $     (0.05)        $     (0.11)

Impact of Changing Prices on Sales and Income
---------------------------------------------

     The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the inflation rate has been relatively low. Nonetheless, the Company has continued to experience increases in the cost of labor and some materials, in the face of requests for price reductions from customers. Due to competitive forces and market imposed selling price ceilings during 2000, the Company was unable to raise prices to its customers to pass along the cost increases experienced. The Company, however, shall continue to pursue price reductions from its materials vendors in an attempt to improve or maintain margins.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not currently hold any market risk sensitive instruments for trading or other purposes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company at December 31, 2000 and 1999 and for the three year period ended December 31, 2000, along with the notes thereto, and the Report Of Independent Accountants thereon, required to be filed in response to this Item 8, begin at page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held May 3, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held May 3, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held May 3, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held May 3, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


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

     10. Material Contracts

         10.2    1990 Stock Option Plan.  (1)
         10.9    1992 Stock Option Plan.  (1)
         10.18   Amended and Restated 1993 Stock Option Plan.  (3)
         10.18a  First Amendment to Amended and Restated 1993 Stock Option
                 Plan.  (4)
         10.19   Amended and Restated 1993 Stock Compensation Plan.  (2)
         10.20 Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)
         10.26* Distribution Agreement between the Company and Orbis High Tech Dental GmbH. (6)
         10.27* Distribution Agreement between the Company and Henry Schein, Inc. (8)
         10.28 Amended and Restated Employment Agreement, dated December 18, 1998, by and between the Company and Jeffrey W. Jones. (8)
         10.29 Offer of Employment, dated January 8, 1999, from the Company to Keith G. Bateman. (8)
         10.30* Distribution Agreement between the Company and Sweden & Martina SpA. (8)

     21. Subsidiaries  (1)

     23. Consents of Experts and Counsel
 _____________________________________________________

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

Date:  March 30, 2001               BIOLASE TECHNOLOGY, INC.
                                    a Delaware corporation

                                    /s/ Jeffrey W. Jones
                                    -----------------------------------
                                    Jeffrey W. Jones
                                    President, Chief Executive Officer,
                                    and Director



   Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.


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


/s/ George V. d'Arbeloff           Director
------------------------

BioLase Technology, Inc. and Subsidiary

Index to Consolidated Financial Statements and Schedule
--------------------------------------------------------------------------------

                                                                                               Page
Report of Independent Accountants                                                               F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                    F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998      F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
 December 31, 2000, 1999 and 1998                                                               F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998      F-6

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

                       Report of Independent Accountants


To the Board of Directors and Stockholders of BioLase Technology, Inc.
San Clemente, California


In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of BioLase Technology, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
February 22, 2001


BioLase Technology, Inc. and Subsidiary

Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                         2000              1999
                                                                                     ------------       ------------
Assets
Current assets
    Cash and cash equivalents                                                        $  2,001,884       $  1,180,982
    Accounts receivable, less allowance of $120,988 and
      $117,745 in 2000 and 1999, respectively                                             758,219            330,840
    Inventories, net of reserves of $449,597 and $309,420
      in 2000 and 1999, respectively                                                    1,221,595            658,462
    Prepaid expenses and other current assets                                             179,985            110,062
                                                                                     ------------       ------------
        Total current assets                                                            4,161,683          2,280,346
Property, plant and equipment, net                                                      2,329,305            203,529
Patents, trademarks and licenses, less accumulated amortization
    of $174,077 and $151,278 in 2000 and 1999, respectively                               104,158            126,958
Other assets                                                                                3,954             61,480
                                                                                     ------------       ------------
        Total assets                                                                 $  6,599,100       $  2,672,313


Liabilities and Stockholders' Equity (Deficit)
Current liabilities
    Line of credit                                                                   $  1,791,925       $  1,341,925
    Accounts payable                                                                      945,873            792,073
    Accrued expenses and other current liabilities                                      1,409,367            997,287
    Accrued expenses related to the reacquisition of foreign
      distribution rights                                                                       -            480,300
    Customer deposits                                                                     200,000                  -
    Mortgage note payable, current portion                                                 20,486                  -
                                                                                     ------------       ------------
        Total current liabilities                                                       4,367,651          3,611,585
    Mortgage note payable                                                               1,174,578                  -
                                                                                     ------------       ------------
        Total liabilities                                                               5,542,229          3,611,585
                                                                                     ------------       ------------
Commitments and contingencies
Stockholders' equity (deficit)
    Preferred stock, par value $.001, 1,000,000 shares authorized,
      no shares issued and outstanding in 2000 and 1999                                         -                  -
    Common stock, par value $.001, 50,000,000 shares authorized, issued and outstanding 19,366,522 in 2000 and 17,583,305 in 1999
      (after deducting 182,880 of escrow shares in 1999)                                   19,367             17,583
Additional paid-in capital                                                             47,532,026         41,809,690
Accumulated deficit                                                                   (46,494,522)       (42,766,545)
                                                                                     ------------       ------------
      Total stockholders' equity (deficit)                                              1,056,871           (939,272)
                                                                                     ------------       ------------
      Total liabilities and stockholders' equity (deficit)                           $  6,599,100       $  2,672,313
                                                                                     ============       ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

BioLase Technology, Inc. and Subsidiary

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                    Years Ended
                                                                                    December 31,
                                                              ----------------------------------------------------------
                                                                    2000                1999                1998
Net sales                                                         $   9,657,389       $   7,004,272       $   1,465,191
Cost of sales                                                         4,829,028           4,151,746           1,418,560
                                                                  --------------      --------------      --------------
        Gross profit                                                  4,828,361           2,852,526              46,631
                                                                  --------------      --------------      --------------
Operating expenses
    Sales and marketing                                               4,333,346           2,700,628           1,628,821
    General and administrative                                        1,840,950           2,472,544           1,780,015
    Engineering and development                                       2,287,503           2,427,510           1,824,901
    In-process research and development                                       -                   -           5,134,920
                                                                  --------------      --------------      --------------
        Total operating expenses                                      8,461,799           7,600,682          10,368,657
                                                                  --------------      --------------      --------------
Loss from operations                                                 (3,633,438)         (4,748,156)        (10,322,026)
Interest income                                                          68,854              44,666              57,591
Interest expense                                                       (163,393)            (93,647)            (81,634)
                                                                  --------------      --------------      --------------
        Net loss                                                  $  (3,727,977)      $  (4,797,137)      $ (10,346,069)
                                                                  --------------      --------------      --------------
Loss per share - basic and diluted                                $       (0.19)      $       (0.28)      $       (0.69)
                                                                  --------------      --------------      --------------
Weighted average shares outstanding - basic and diluted              19,170,863          17,254,005          15,061,814
                                                                  ==============      ==============      ==============

                    The accompanying notes are an integral
               part of these consolidated financial statements.

BioLase Technology, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Additional
                                                              Preferred Stock            Common Stock             Paid-In
                                                             Shares      Amount       Shares       Amount         Capital
                                                             ------      ------    -----------    ---------     -----------
Balances at January 1, 1998                                       -      $    -     13,462,636    $  13,463     $29,755,652
Private placement of common stock, net                                               1,320,000        1,320       3,591,480
Issuance of stock for Laser Skin Toner purchase                                      1,467,120        1,467       5,133,453
Issuance of stock and warrants for earned services                                      23,300           23          75,976
Exercise of stock options                                                               38,950           39          58,387
Earned escrow shares
Issuance of shares for fractional interest on reverse split                                  1
Net loss
                                                             ------      ------    -----------    ---------     -----------
Balances at December 31, 1998                                     -           -     16,312,007       16,312      38,614,948
Private placement of common stock, net                                               1,116,000        1,116       2,746,884
Issuance of stock and warrants for earned services                                      98,400           98         268,871
Exercise of stock options                                                               56,875           57          85,256
Extension of stock options                                                                                           93,731
Issuance of shares for fractional interest on reverse split                                 23
Net loss
                                                             ------      ------    -----------    ---------     -----------
Balances at December 31, 1999                                     -           -     17,583,305       17,583      41,809,690
Private placement of common stock, net                                               1,250,000        1,250       2,449,266
Issuance of stock and warrants for earned services                                      36,600           37          72,943
Cancellation of stock                                                                 (525,000)        (525)            525
Exercise of stock options                                                              202,466          203         321,360
Exercise of warrants                                                                   819,150          819       2,878,242
Issuance of shares for fractional interest on reverse split                                  1
Net loss
                                                             ------      ------    -----------    ---------     -----------
Balances at December 31, 2000                                     -      $    -     19,366,522    $  19,367     $47,532,026
                                                             ======      ======    ===========    =========     ===========


                                                                Receivable From
                                                                 Stockholders
                                                                 And Unearned      Accumulated
                                                                   Services          Deficit          Total
                                                                ----------------  -------------    -----------
Balances at January 1, 1998                                     $     (50,766)    $ (27,623,339)   $ 2,095,010
Private placement of common stock, net                                                               3,592,800
Issuance of stock for Laser Skin Toner purchase                                                      5,134,920
Issuance of stock and warrants for earned services                                                      75,999
Exercise of stock options                                                                               58,426
Earned escrow shares                                                   50,766                           50,766
Issuance of shares for fractional interest on reverse split                                                -
Net loss                                                                            (10,346,069)   (10,346,069)
                                                                -------------     -------------    -----------

Balances at December 31, 1998                                               -       (37,969,408)       661,852
Private placement of common stock, net                                                               2,748,000
Issuance of stock and warrants for earned services                                                     268,969
Exercise of stock options                                                                               85,313
Extension of stock options                                                                              93,731
Issuance of shares for fractional interest on reverse split                                                  -
Net loss                                                                             (4,797,137)    (4,797,137)
                                                                -------------     -------------    -----------
Balances at December 31, 1999                                               -       (42,766,545)      (939,272)
Private placement of common stock, net                                                               2,450,516
Issuance of stock and warrants for earned services                                                      72,980
Cancellation of stock                                                                                        -
Exercise of stock options                                                                              321,563
Exercise of warrants                                                                                 2,879,061
Issuance of shares for fractional interest on reverse split                                                  -
Net loss                                                                             (3,727,977)    (3,727,977)
                                                                -------------     -------------    -----------
Balances at December 31, 2000                                   $           -     $ (46,494,522)   $ 1,056,871
                                                                =============     =============    ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

BioLase Technology, Inc. and Subsidiary

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                                               Years Ended
                                                                                               December 31,
                                                                             ---------------------------------------------------
                                                                                    2000               1999                 1998
Cash flows from operating activities
Net loss                                                                     $(3,727,977)       $(4,797,137)        $(10,346,069)
  Adjustments to reconcile net loss to net cash
    used by operating activities
      Issuance of common stock and warrants for earned services                   72,980            268,969              126,765
      Extension of stock options                                                       -             93,731                    -
      In-process research and development                                              -                  -            5,134,920
      Depreciation and amortization                                              165,896            112,392               94,156
      Loss on disposal of assets                                                       -            179,380                    -
      Provision for bad debts                                                    102,157             16,709                  551
      Provision for inventory excess and obsolescence                            326,261             81,726               49,247
      Accrued expenses related to the reacquisition of foreign
        distribution rights                                                            -            480,300                    -
      Changes in assets and liabilities
        Accounts receivable                                                     (529,536)           215,687              496,465
        Inventories                                                             (889,394)         1,189,929             (970,587)
        Prepaid expenses and other assets                                        (12,397)            16,112               21,106
        Accounts payable and accrued expenses                                    513,580            244,865              544,746
        Customer deposits                                                        200,000                  -                    -
                                                                             -----------        -----------         ------------
      Net cash used by operating activities                                   (3,778,430)        (1,897,337)          (4,848,700)
                                                                             -----------        -----------         ------------
Cash flows from investing activities
Purchase of marketable securities                                                      -                  -           (2,522,563)
Sale of marketable securities                                                          -            251,485            2,898,895
Additions to property, plant and equipment                                    (1,068,872)           (66,193)            (299,925)
Additions to patents, trademarks and licenses                                          -             (1,725)             (71,260)
                                                                             -----------        -----------         ------------
      Net cash (used) provided by investing activities                        (1,068,872)           183,567                5,147
                                                                             -----------        -----------         ------------
Cash flows from financing activities
Borrowings (payments) under the line of credit, net                              450,000           (363,100)           1,403,792
Payments on mortgage note payable                                                 (4,936)                 -                    -
Payment of note payable                                                         (428,000)                 -                    -
Proceeds from issuance of common stock, net                                    2,450,516          2,748,000            3,592,800
Proceeds from exercise of stock options and warrants                           3,200,624             85,313               58,426
                                                                             -----------        -----------         ------------
      Net cash provided by financing activities                                5,668,204          2,470,213            5,055,018
                                                                             -----------        -----------         ------------
Increase in cash and cash equivalents                                            820,902            756,443              211,465
Cash and cash equivalents at beginning of year                                 1,180,982            424,539              213,074
                                                                             -----------        -----------         ------------
Cash and cash equivalents at end of year                                     $ 2,001,884        $ 1,180,982         $    424,539
                                                                             -----------        -----------         ------------
Supplemental cash flow disclosure
Cash paid during the year for interest                                       $   147,767        $    96,547         $     74,370
                                                                             -----------        -----------         ------------
Cash paid during the year for taxes                                          $     1,600        $     1,600         $      1,600
                                                                             -----------        -----------         ------------
Noncash financing activities
Conversion of accrued expenses to a note payable                             $   428,000        $         -         $          -
Issuance of a mortgage note in connection with purchase
    of manufacturing facility                                                  1,200,000                  -                    -
                                                                             -----------        -----------         ------------
                                                                             $ 1,628,000        $         -         $          -
                                                                             ===========        ===========         ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

1.  Summary Of Significant Accounting Policies

    BioLase Technology, Inc. (the "Company") is primarily in the business of developing, manufacturing and marketing advanced laser products for dental and other surgical applications.

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, after eliminating intercompany accounts and transactions.

    Cash and Cash Equivalents
    The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

    At December 31, 2000 and 1999, the Company had approximately $1,633,000 and $1,074,000 respectively, of cash balances that were in excess of the federally insured limit of $100,000 per bank.

    Marketable Securities
    Marketable securities consist of United States government treasury notes having maturities greater than three months, but less than one year at the time of acquisition. Marketable securities are classified as available-for-sale securities and are reported at fair value. Gross unrealized gains and losses on marketable securities at December 31, 1999 and 1998 are not material.

    Accounts Receivable
    The Company periodically evaluates the collectibility of its receivables based upon various factors including the financial condition and payment history of major customers, an overall review of collection experience on other accounts and economic factors or events expected to affect the Company's future collection experience.

    Inventories
    Inventories are valued at the lower of cost or market (determined by the first-in, first-out method). The Company periodically evaluates the carrying value of its inventories, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its product compared with the historical cost.

    Property, Plant and Equipment
    Property, plant and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations.

    The cost of property, plant and equipment is generally depreciated using the straight-line method over the estimated useful lives of the respective assets, which are generally not greater than five years, except for the recently acquired manufacturing facility, which has an estimated useful life of

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

   twenty years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the respective assets or the related lease terms.

   The Company continually monitors events and changes in circumstances that could indicate the carrying balances of its property, plant and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on available information, management believes no such impairment exists.

   Patents, Trademarks and Licenses
   Costs incurred to establish and successfully defend patents, trademarks and licenses and to acquire product and process technology are capitalized. All amounts assigned to these patents, trademarks and licenses are amortized on a straight-line basis over an estimated eight-year useful life.

   The continuing carrying value of patents is assessed based upon the Company's operating experience, expected cash flows from related products and other factors as deemed appropriate.

   Revenue Recognition
   Sales and related cost of sales are recognized upon the shipment of product to customers provided the Company has received a purchase order, the price is fixed, collection of the resulting receivable is probable, product returns are reasonably estimable and there are no remaining obligations. The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future returns of inventory and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management's expectations.

   Shipping and Handling Costs
   All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales.

   Advertising Costs
   All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2000, 1999 and 1998, were approximately $420,000, $204,000 and $42,000, respectively.

   Engineering and Development
   Company-sponsored engineering and development costs related to both present and future products are expensed as incurred.

   Income Taxes

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

   The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

   Stock-Based Compensation
   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to employee stock options. SFAS No. 123 defines a fair value based method of accounting for both employee and non-employee stock options and warrants. Fair value of the stock option and warrant is determined considering factors such as the exercise price, the expected life, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board ("APB") No. 25 for employee stock options must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The fair value of options and warrants issued to non-employees is recorded as expense over the service period.

   Loss Per Share - Basic and Diluted
   The Company follows SFAS No. 128, "Earnings Per Share," which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common stock and potential common stock. Under SFAS No. 128, basic earnings per shares is computed by dividing income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

   There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 2000, 1999, and 1998, because the effect would have decreased the loss per share amount and therefore, been antidilutive. See Note 10 for a description of those securities that could potentially dilute earnings per share in the future, should the Company report net income.

   Comprehensive Income
   The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents the change in equity from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders' equity, except those resulting from investments by and distributions to stockholders.

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

   The Company has no items of other comprehensive income for the years ended December 31, 2000, 1999, and 1998.

   Segment Reporting
   The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way the Company reports information about operating segments and related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. The adoption of this statement did not have an impact upon the Company's operating results or financial position, as this statement's provisions affect only the disclosure of certain segment information in the notes to consolidated financial statement.

   Estimates
   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications
   Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

2.  Basis of Presentation

    The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $3,727,977, $4,797,137 and $10,346,069 for the years ended December 31, 2000, 1999 and
    1998, respectively, and has an accumulated deficit of $46,494,522 at December 31, 2000. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern.

    The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based HydroKinetic tissue cutting system, the Waterlase and its new diode laser product, the Twilite.

    Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants, though the Company has experienced significant increased sales of its laser-based products over the last two years. During the three years ended December 31, 2000, the Company raised $12,135,679 of net equity funds in this manner.

    Management believes that sales will continue to increase and that the Company should have sufficient capital resources to sustain it during 2001 based on its 2001 business plan. Should the Company require further capital resources during 2001, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

3.  Acquisition of Laser Skin Toner, Inc.

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

    A valuation of LSTI's in-process research and development effort as of the date of acquisition assigned a value of $5,134,920, the full amount of the consideration paid by the Company in its acquisition of LSTI's assets, to the in-process research and development. The Company's management had the primary responsibility for estimating the value of the in-process research and development. In accordance with Financial Accounting Standards Boards ("FASB") Interpretation No. 4, "Application of FASB No. 2 to Business Combinations Accounted for by the Purchase Method," the $5,134,920 assigned to the in-process research and development effort, for which only the single use existed, was charged to expense on the date of the acquisition.

    In December 1999, the Company transferred the LSTI technology and all associated assets in exchange for a royalty based upon future sale of product covered by patents on the LSTI technology. However, there can be no assurance the LSTI technology will be successfully developed and commercialized or that the Company will receive any significant royalty payments relating to the LSTI technology.

    In March 2000, the Company entered into an agreement with the former shareholders of LSTI whereby the former shareholders agreed to return to the Company for cancellation, 525,000 of the 1,417,120 shares of the Company's common stock held by them. The agreement also called for the cancellation of the 182,880 shares of the Company's common stock previously issued and placed in escrow for possible delivery based upon the future performance of the business to be based on the LSTI technology. In addition, the Company and the former shareholders of LSTI exchanged general releases, including the release of all claims, if any, relating to the Company's acquisition of the assets of LSTI.


4.  Inventories

    Inventories consist of the following at December 31:

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
                                                2000              1999

Raw materials                               $  801,050          $434,315
Work-in-process                                318,795           151,203
Finished goods                                 101,750            72,944
                                            ----------          --------
                                            $1,221,595          $658,462
                                            ==========          ========

5.   Property, Plant and Equipment

     Property, plant and equipment consist of the following at December 31:

                                                  2000             1999

     Building                                   $2,004,148       $         -
     Leasehold improvements                              -           171,445
     Equipment and computers                       359,186           884,841
     Furniture and fixtures                        215,058           200,806
     Demonstration units                                 -           247,354
                                                ----------       -----------
                                                 2,578,392         1,504,446
       Less, accumulated depreciation and
        amortization                              (249,087)       (1,300,917)
                                                ----------       -----------
                                                $2,329,305       $   203,529
                                                ==========       ===========

6.   Line of Credit and Mortgage Note Payable

                                                                              2000           1999
Mortgage note payable bearing interest at prime rate
plus 0.25% (9.75% at December 31, 2000),  twenty-year
amortization with minimum monthly principal and interest
installments of $11,382 and a final payment of $550,205 due
September 1, 2015, collateralized by a first trust deed on land
and building                                                               $1,195,064      $      -
                                                                           ----------      ----------
Less, current portion                                                         (20,486)             -
                                                                           ----------      ----------
                                                                           $1,174,578      $      -
                                                                           ----------      ----------

   Future scheduled principal payments on the mortgage note payable are as follows for each of the years ending December 31:

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

        2001                                             $   20,486
        2002                                                 23,632
        2003                                                 25,490
        2004                                                 28,086
        2005                                                 30,953
        Thereafter                                        1,066,417
                                                         ----------
                                                         $1,195,064
                                                         ==========

    At December 31, 2000, the Company had $1,791,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for financing inventories and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At December 31, 2000, the weighted average interest rate on the outstanding balance was 7.22%. The revolving credit agreement expires on December 1, 2001.


7.  Accrued Expenses

    Accrued expenses consist of the following at December 31:

                                                             2000        1999

        Accrued professional fees                        $   90,000    $100,742
        Accrued legal and settlement costs                   90,750     132,261
        Accrued warranty                                    391,398     163,175
        Accrued payroll and vacation                        372,964     245,930
        Other                                               464,255     355,179
                                                         ----------    --------
                                                         $1,409,367    $997,287
                                                         ----------    --------

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

8.  Accrued Expenses Related To The Reacquisition Of Foreign Distribution
    Rights

    On February 25, 2000, the Company finalized an agreement with its sole German distributor to reacquire its distribution rights in Germany. The Company began negotiating with the distributor in 1999 and agreed to pay an amount equal to $435,500 as consideration to reacquire such distribution rights. Other ancillary charges and expenses in connection with this transaction were approximately $44,800, which, along with the distributor rights settlement fee of $435,500, were included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.


9.  Commitments and Contingencies

    Litigation

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

    Lease Commitments

    The Company leases certain office equipment under operating lease arrangements. Future minimum rental commitments under operating lease for each of the years ending December 31 are as follows:

        2001                                             $13,619
        2002                                              14,448
        2003                                              14,448
        2004                                              14,448
        2005                                               8,428
                                                         -------
                                                         $65,391
                                                         =======

    Rent expense was $97,127, $153,167 and $156,178 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company has a 401(k) defined contribution retirement plan, covering substantially all full-time employees. The Company is not obligated to match employee contributions or make other annual contributions to the plan. The Company made no contributions to the 401(k) plan other than administrative expenses paid on behalf of the plan, which were nominal for the years ended December 31, 2000, 1999 and 1998.

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

10. Stockholders' Equity

    Equity Financing
    The Company has raised equity capital through several private offerings in the three years ended December 31, 2000, as follows:


                                                        Number
                                                      of Shares
    Years Ended                                       of Common       Net Cash
    December 31,                                        Stock      Consideration
    ------------                                      ---------    -------------
        2000                                          1,250,000     $2,450,516
        1999                                          1,116,000      2,748,000
        1998                                          1,320,000      3,592,800

   Preferred Stock

   On December 18, 1998, the Board of Directors adopted a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of the Company's common stock outstanding at the close of business on December 31, 1998. The rights provide among other things that, in the event any person becomes the beneficial owner of 15% or more of the Company's common stock while the rights are outstanding, each right will be exercisable to purchase shares of the common stock of the Company having a market value equal to two times the then current exercise price of a right (initially $30.00). The rights will also provide that, if on or after the occurrence of such event the Company is merged into any other corporation or 50% or more of the Company's assets or earning power is sold, each right will be exercisable to purchase common shares of the acquiring corporation having a market value equal to two times the then current exercise price. The rights will expire on December 31, 2008, unless previously triggered, and are subject to redemption by the Company at $.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares.

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

   Common Stock and Warrants
   In February 2000, the Company offered 125 units to accredited investors in a private placement. Each unit consisted of 10,000 shares of the Company's common stock and 5,000 redeemable stock purchase warrants (the "2000 Warrants"). Gross proceeds from the private placement were $2,721,875 before direct expenses of $271,359. The shares of common stock issued in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"). Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. Each 2000 Warrant entitles the holder to purchase a share of common stock at $3.00 and expires on March 31, 2002. An additional 62,500 redeemable warrants were issued in connection with the placement, which are exercisable at $3.00 per share and expire on March 31, 2002. At the sole option of the Company, it may call for redemption 625,000 and 62,500 of the then outstanding 2000 warrants provided the closing price of the Company's common stock has equaled or exceeded $6.00 per share for the 10 days preceding the call for redemption. The notice of redemption shall specify a redemption date no less than 30 days after the date of such notice on which all of the then remaining unexercised 2000 warrants shall be redeemed by the Company at a cash price of $.01 per warrant. In February 2001, the Company reduced the exercise price and the call price to $2.50 and $5.00, respectively, for the 2000 Warrants and the additional 62,500 redeemable warrants.

   In February 1999, the Company offered a private placement in which it issued and sold 110 units to accredited investors. Each unit consisted of 10,000 shares of the Company's common stock and 5,000 redeemable stock purchase warrants (the "1999 Warrants"). Gross proceeds from the private placement were $3,025,000 before direct expenses of $277,000. The Company also issued an additional 16,000 shares for commissions related to this private placement. The shares of common stock issued in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. All such shares and warrants were registered pursuant to a registration statement on Form S-3 dated September 3, 1999, and filed with the Securities and Exchange Commission. Each 1999 Warrant entitles the holder to purchase a share of common stock at $3.50 and were scheduled to expire on March 31, 2001. An additional 99,000 redeemable warrants were issued in connection with the placement, which were exercisable at $2.75 per share and were scheduled to expire on March 31, 2001. At the sole option of the Company, it may call for redemption 550,000 and 99,000 of the then outstanding 1999 warrants provided the closing price of the Company's common stock has equaled or exceeded $4.97 and $3.91 per share for the 10 days preceding the call for redemption. The notice of redemption shall specify a redemption date no less than 30 days after the date of such notice on which all of the then remaining unexercised 1999 warrants shall be redeemed by the Company at a cash price of $.01 per warrant. In February 2001, the Company extended the expiration date of the 1999 Warrants to June 30, 2001 and reduced the exercise price and the call price to $2.50 and $3.55, respectively.

   In May 1998, the Company completed a private placement in which it issued and sold 132 units to accredited investors. Each unit consisted of 10,000 shares of the Company's common stock and 5,000 redeemable stock purchase warrants (the "1998 Warrants"). Gross proceeds from the private placement were $3,960,000 before direct expenses of $367,200. The shares of common stock issued

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

   in connection with the private placement were "restricted securities" as defined in Rule 144 promulgated under the Act. Accordingly, such shares may be resold only pursuant to a registration statement under the Act or in accordance with an exemption from such registration requirement. All such shares and warrants were registered pursuant to a registration statement on Form S-3 dated September 3, 1999, and filed with the Securities and Exchange Commission. Each 1998 Warrant entitled the holder to purchase a share of common stock at $3.75 and were scheduled to expire on April 30, 2000. An additional 64,000 warrants were issued in connection with the placement, which were exercisable at $3.75 per share and were scheduled to expire on April 30, 2000. At the sole option of the Company, it may call for redemption the 1998 Warrants provided the closing price of the Company's common stock has equaled or exceeded $6.00 per share for the 10 days preceding the call for redemption. The notice of redemption shall specify a redemption date no less than 30 days after the date of such notice on which all of the then remaining unexercised 1998 warrants shall be redeemed by the Company at a cash price of $.01 per warrant. In March 2000, the Company extended the expiration date of the 1998 Warrants to April 30, 2001, increased the exercise price to $4.00 and increased the call price to $6.40. In February 2001, the Company reduced the exercise price of the 1998 Warrants and the additional 64,000 warrants to $3.00 and reduced the call price of the 1998 Warrants to $4.80.

   Additionally, the Company has issued shares of its common stock to non-employee individuals for services rendered. The estimated fair value of such common stock is charged to earnings as compensation for these services. For the years ended December 31, 2000, 1999 and 1998, the Company has issued 36,600, 98,400 and 23,300 shares for services valued at $42,090, $213,417 and
   $64,185, respectively.

   The Company has also issued warrants in connection with the exercise of multiple options to extend the terms of its credit facility with a bank. Each warrant entitles the holder to purchase one share of common stock and vested fully at the date of issuance. Although considered immaterial for separate disclosure, the estimated fair value of such warrants is charged to earnings as compensation in the year issued. For the years ended December 31, 2000, 1999 and 1998, respectively, the Company issued 100,000 warrants, expiring on December 1, 2003, with a per share exercise price of $2.00, an aggregate 75,000 warrants, of which, 25,000 expire June 1, 2002 and 50,000 expire December 1, 2002, with a per share exercise price of $5.00 and $3.00, respectively, and 25,000 warrants, expiring on December 1, 2001, with a per share exercise price of $5.00.

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

   The following table summarizes warrant activity:

                                                                       Exercise
                                                      Shares           Per Share
Warrants outstanding, December 31, 1997              772,576            $3.61
Issuance of warrants                                 749,000             3.79
                                                   ---------            -----
Warrants outstanding, December 31, 1998            1,521,576             3.70
Issuance of warrants                                 724,000             3.41
Cancellation of warrants                            (697,576)            3.50
                                                   ---------            -----
Warrants outstanding, December 31, 1999            1,548,000             3.66
Issuance of warrants                                 787,500             2.87
Exercise of warrants                                (819,150)            3.51
Cancellation of warrants                             (75,000)            4.67
                                                   ---------            -----
Warrants outstanding, December 31, 2000            1,441,350            $3.32
                                                   ---------            -----

   Common Stock Options

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

   A total of 375,000 shares of common stock were authorized for issuance under the 1990 Plan, of which, at December 31, 2000, 236,250 had been issued upon option exercise, 138,000 were reserved for issuance upon exercise of outstanding options and 750 were available for the granting of additional options. A total of 150,000 shares of common stock were authorized for issuance under the 1992 Plan, of which, at December 31, 2000, 67,391 had been issued upon option exercise, 82,500 were reserved for issuance upon exercise of outstanding options and 109 were available for the granting of additional options. A total of 1,500,000 shares of common stock were authorized for issuance under the 1993 Plan, of which, at December 31, 2000, 284,066 had been issued upon option exercise, 1,192,785 were reserved for issuance upon exercise of outstanding options, and 23,149 were available for the granting of additional options. A total of 1,000,000 shares of common stock were authorized for issuance under the 1998 Plan, of which, at December 31, 2000, 722,000 were reserved for issuance upon exercise of outstanding options, and 278,000 were available for the granting of additional options. Any shares which are reserved for issuance under an outstanding option which expires or terminates unexercised, or any shares which are used by participants to pay all or part of the purchase price of any option exercised, may again be reserved for issuance upon exercise of newly granted options under the respective Plans. However, shares with respect to which stock appreciation rights have been exercised may not again be made subject to an award.

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

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

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

   The following table summarizes option activity under the Plans:

                                                                       Weighted Average
                                                                        Exercise Price
                                                    Shares               Per Share
Options outstanding, December 31, 1997              1,342,410                  $2.43

Granted                                               834,500                   2.58
Exercised                                             (38,950)                  1.50
Canceled                                              (62,000)                  6.02
                                                   ----------                  -----
Options outstanding, December 31, 1998              2,075,960                   2.40
Granted at fair market value                          254,500                   2.34
Granted above fair market value                       275,000                   2.14
Exercised                                             (56,875)                  1.50
Canceled                                             (412,500)                  2.59
                                                   ----------                  -----
Options outstanding, December 31, 1999              2,136,085                   2.35
Granted at fair market value                          270,500                   2.26
Granted above fair market value                       280,500                   2.23
Exercised                                            (202,466)                  1.59
Canceled                                             (349,334)                  2.55
                                                   ----------                  -----
Options outstanding, December 31, 2000              2,135,285                  $2.19
                                                   ----------                  -----

Options exercisable, December 31, 1998              1,284,751                  $2.27
                                                   ----------                  -----
Options exercisable, December 31, 1999              1,524,583                  $2.40
                                                   ----------                  -----
Options exercisable, December 31, 2000              1,674,578                  $2.40
                                                   ----------                  -----

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

   The following table summarizes additional information for those options under the Plans, which are outstanding and exercisable:

                                      Options Outstanding                                       Exercisable
                       -------------------------------------------------------        -------------------------------
                                             Weighted            Weighted                                  Weighted
     Range of                                 Average             Average                                   Average
     Exercise             Number             Exercise            Remaining              Number              Exercise
      Prices             of Shares             Price             Life (Years)          of Shares             Price
   ---------------     --------------      --------------      ---------------        ------------       ------------
   $0.75 to 2.34          1,340,950            $1.72                 7.72                963,325             $1.92
   $2.50 to 4.13            794,335            $2.98                 6.91                711,252             $3.05

   Stock options granted under the 1990 Plan may include the right to acquire an Accelerated Ownership Nonqualified Stock Option ("AO"). If an option grant contains the AO feature and if the participant pays all or part of the purchase price of the option with shares of the Company's common stock held by the participant for at least six months, then upon exercise of the option, the participant is granted an AO to purchase at the fair market value as of the date of the AO grant the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. At December 31, 2000, there were no options outstanding under the 1990 Plan that included the AO feature.

   In addition to the Plans discussed above, the Company has agreements with vendors and other persons under which options, not under any of the Plans, to purchase shares of the Company's common stock have been granted. The shares issuable upon exercise of such options have not been registered under the Act.

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

   The following table summarizes option transactions outside the Plans:

                                                                                                Weighted Average
                                                                           Shares Under          Exercise Price
                                                                              Option               Per Share
                                                                         ----------------      ------------------
Options outstanding and exercisable, December 31, 1997                            272,500                   $6.50
Granted                                                                                 -                       -
Canceled                                                                                -                       -
                                                                         ----------------       -----------------
Options outstanding and exercisable, December 31, 1998                            272,500                    6.50
Granted                                                                                 -                       -
Canceled                                                                         (182,500)                   4.88
                                                                         ----------------       -----------------
Options outstanding and exercisable, December 31, 1999                             90,000                    9.78
Granted                                                                                 -                       -
Canceled                                                                                -                       -
                                                                         ----------------       -----------------
Options outstanding and exercisable, December 31, 2000                             90,000                   $9.78
                                                                         ================       =================

   There were no options issued to non-employees during the year ended December 31, 2000 and the fair value of options issued to non-employees during the years ended December 31, 1999 and 1998 was not considered material.

   Pro Forma Effect of Stock-Based Compensation

   The Company has adopted the disclosure only provisions of SFAS No. 123 for options issued to employees. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been the pro forma amounts indicated below:

                                                              2000                    1999                    1998
Net loss - basic and diluted                              $(4,189,606)            $(5,410,273)           $(10,645,045)
Loss per share - basic and diluted                               (.22)                   (.31)                   (.71)

BioLase Technology, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                    2000                    1999                    1998
Expected term                                        3.50                    3.50                   3.50%
Volatility                                            83%                     56%                     75%
Annual dividend per share                           $0.00                   $0.00                   $0.00
Risk free interest rate                             6.21%                   5.81%                   4.93%
Weighted-average fair value of options granted      $1.34                   $1.24                   $1.03


11.  Income Taxes

The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31:

                                                                      2000          1999           1998
Current
Federal                                                           $        -    $        -     $        -
State                                                                  1,600         1,600          1,600
                                                                  ----------    ----------     ----------
                                                                       1,600         1,600          1,600
Deferred
Federal                                                                    -             -              -
State                                                                      -             -              -
                                                                  ----------    ----------     ----------
                                                                      $1,600        $1,600         $1,600
                                                                  ==========    ==========     ==========

The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

   The effects of temporary differences that give rise to the deferred tax provision consist of the following for the years ended December 31:

                                                 2000                  1999              1998

   Property and equipment                     $    (5,089)         $  (106,690)        $   (41,135)
   Research and development                       227,291              594,008              47,883
   Reserves not currently deductible              131,275               95,444            (175,348)
   Inventories                                     78,826              (33,585)             15,155
   Capital loss carryforward                     (274,550)              (2,948)                  -
   Net operating losses                         1,285,544              928,251           2,172,161
                                              -----------          -----------         -----------
                                                1,443,297            1,474,480           2,018,716
   Change in valuation allowance               (1,443,297)          (1,474,480)         (2,018,716)
                                              -----------          -----------         -----------
               Total                          $         -          $         -         $         -
                                              ===========          ===========         ===========



   The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

                                                      2000          1999          1998
   Statutory regular federal income tax rate         (34.0%)       (34.0%)       (34.0%)
   In-process research and development                   -             -          16.9
   Stock options                                      (4.5)         (0.4)         (0.2)
   Change in valuation allowance                      38.1          37.5          18.5
   Other                                               0.4          (3.1)         (1.2)
                                                     -----         -----         -----
               Total                                   0.0%          0.0%          0.0%
                                                     =====         =====         =====

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

      The components of the deferred income tax assets are as follows at December 31:

                                                   2000                1999
     Property and equipment                   $    163,121         $    168,210
     Research and development                    1,092,160              864,869
     Reserves not currently deductible             461,513              330,238
     Inventories                                   101,531               22,705
     Capital loss carryforward                           -              274,550
     State taxes                                       544                  544
     Net operating losses                       14,030,272           12,744,728
                                              ------------         ------------
                                                15,849,141           14,405,844
     Valuation allowance                       (15,849,141)         (14,405,844)
                                              ------------         ------------
                 Total                        $          -         $          -
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

     As of December 31, 2000, the Company had net operating loss carryforwards for federal and state purposes of approximately $38,113,000 and $12,126,000, respectively, which begin expiring in 2002 and 2001, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.


12.  Business Segment and Sales Concentrations

     The Company operates in a single operating segment and is engaged in the development, manufacturing and marketing of advanced laser products for dental and other surgical applications, and also markets and distributes related endodontic products manufactured by third parties.

     Significant customers consisted primarily of domestic and international distributors. The Company has distributorship agreements for dental lasers in Canada, Mexico, Europe, the Middle East, Australia and the Far East. For the years ended December 31, 2000, 1999 and 1998, export sales were $4,189,000, $2,356,000 and $598,000, respectively, of which 54%, 72% and
     66%, respectively, were sales to Europe and 15%, 15% and 27%, respectively, were sales to Canada. Sales concentration to a major distributor(s) were approximately $1,299,000 and $456,000, respectively, for the years ended December 31, 1999 and 1998. No other customer accounted for more than 10% of consolidated sales in 2000, 1999 or 1998.

BioLase Technology, Inc. and Subsidiary

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

      Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable concentrations have resulted from sales activity to primary distributors. Accounts receivable for such distributors totaled approximately $529,000, $262,000 and $332,000, respectively, at December 31, 2000, 1999 and 1998.
      No other customer accounted for more than 10% of accounts receivable at December 31, 2000, 1999 or 1998.

BioLase Technology, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves
For The Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                   Reserve for       Valuation
                                               Allowance for       Excess and        Allowance
                                                 Doubtful           Obsolete        for Deferred
                                                 Accounts          Inventory         Tax Asset
                                               -------------      -----------      ------------
Balances at December 31, 1997                       $117,464        $ 620,949       $10,912,648
Charged to operations                                    551           49,247         2,018,716
Write-offs                                                 -         (442,502)                -
                                               -------------      -----------      ------------
Balances at December 31, 1998                        118,015          227,694        12,931,364
Charged to operations                                 16,709           81,726         1,474,480
Write-offs                                           (16,979)               -                 -
                                               -------------      -----------      ------------
Balances at December 31, 1999                        117,745          309,420        14,405,844
Charged to operations                                102,157          326,261         1,443,297
Write-offs                                           (98,914)        (186,084)                -
                                               -------------      -----------      ------------
Balances at December 31, 2000                       $120,988        $ 449,597       $15,849,141
                                               =============      ===========      ============