Form 10-Q
period 2001-03-31
BIOLASE TECHNOLOGY INC
filed 2001-05-21
CIK 811240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                                --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________


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

                                 Yes  X     No
                                     ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                             19,475,722
-----------------------------                   ------------------------------
       Title Class                              Number of Shares Outstanding
                                                at May 15, 2001

                           BIOLASE TECHNOLOGY, INC.


                                                                     Page Number
                                                                     -----------


PART 1.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements:

                    Consolidated Condensed Balance Sheets                 3

                    Consolidated Condensed Statements
                     of Operations                                        4

                    Consolidated Condensed Statement
                     of Stockholders' Equity                              5

                    Consolidated Condensed Statements
                     of Cash Flows                                        6

                    Notes to Consolidated Condensed
                     Financial Statements                                 7

         ITEM 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       10

         ITEM 3.    Quantitative and Qualitative
                     Disclosures about Market Risk                       12


PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings                                    13

         ITEM 2.    Changes in Securities                                13

         ITEM 3.    Defaults Upon Senior Securities                      13

         ITEM 4.    Submission of Matters to a Vote of Security
                     Holders                                             13

         ITEM 5.    Other Information                                    13

         ITEM 6.    Exhibits and Reports on Form 8-K                     13


SIGNATURE PAGE                                                           14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                           BIOLASE TECHNOLOGY, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      March 31, 2001         December 31, 2000
                                                                                        (Unaudited)
                                                                                      --------------         -----------------
Assets:
Current assets:
  Cash and cash equivalents                                                             $  2,534,223             $  2,001,884
  Accounts receivable, less allowance of $121,397 in 2001 and $120,988 in 2000             1,091,624                  758,219
  Inventories, net of reserves of $454,400 in 2001 and $449,597 in 2000                      947,713                1,221,595
  Prepaid expenses and other current assets                                                  187,981                  179,985
                                                                                        ------------             ------------

        Total current assets                                                               4,761,541                4,161,683

Property, plant and equipment, net                                                           342,634                2,329,305
Patents, trademarks and licenses, less accumulated
 amortization of $179,777 in 2001 and $174,077 in 2000                                        98,458                  104,158
Other assets                                                                                   3,204                    3,954
                                                                                        ------------             ------------

         Total assets                                                                   $  5,205,837             $  6,599,100
                                                                                        ============             ============

Liabilities and Stockholders' Equity:
Current liabilities:
  Line of credit                                                                        $  1,791,925             $  1,791,925
  Accounts payable                                                                           785,941                  945,873
  Accrued expenses                                                                         1,570,203                1,409,367
  Customer deposits                                                                          214,500                  200,000
  Deferred gain on sale of building, current portion                                          63,156                        -
  Mortgage note payable, current portion                                                           -                   20,486
                                                                                        ------------             ------------

         Total current liabilities                                                         4,425,725                4,367,651

Deferred gain on sale of building                                                            252,627                        -
Mortgage note payable                                                                              -                1,174,578
                                                                                        ------------             ------------

         Total liabilities                                                                 4,678,352                5,542,229
                                                                                        ------------             ------------

Stockholders' equity (deficit):
  Preferred stock, par value $.001, 1,000,000 shares authorized:
    no shares issued and outstanding in 2001 or 2000                                               -                        -
  Common stock, par value, $.001, 50,000,000 shares
    authorized, issued 19,475,722 in 2001 and 19,366,522 in 2000                              19,476                   19,367
  Additional paid-in capital                                                              47,774,936               47,532,026
  Accumulated deficit                                                                    (47,266,927)             (46,494,522)
                                                                                        ------------             ------------
         Net stockholders' equity                                                            527,485                1,056,871
                                                                                        ------------             ------------
         Total liabilities and stockholders' equity                                     $  5,205,837             $  6,599,100
                                                                                        ============             ============

    See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2001             2000
                                                -----------      -----------
Sales                                           $ 3,082,693      $ 1,527,026
Cost of sales                                     1,353,732          990,764
                                                -----------      -----------

  Gross profit                                    1,728,961          536,262
                                                -----------      -----------

Operating expenses:
  Sales and marketing                             1,596,939          638,026
  General and administrative                        474,629          400,878
  Engineering and development                       359,759          513,439
                                                -----------      -----------
     Total operating expenses                     2,431,327        1,552,343
                                                -----------      -----------

     Loss from operations                          (702,366)      (1,016,081)

Interest income                                       6,356            7,246
Interest expense                                    (76,395)         (23,261)
                                                -----------      -----------

     Net loss                                   $  (772,405)     $(1,032,096)
                                                ===========      ===========

Loss per share - basic and diluted              $     (0.04)     $     (0.06)
                                                ===========      ===========

Weighted average shares outstanding              19,430,433       18,015,127
                                                ===========      ===========

    See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                        Additional
                                   Preferred Stock              Common Stock             Paid-in        Accumulated
                                  Shares      Amount         Shares      Amount          Capital          Deficit         Total
                                  ------      ------         ------      ------        ------------    -------------    -----------
Balance at December 31, 2000        -        $  -          19,366,522      $19,367      $47,532,026    $(46,494,522)    $1,056,871

Exercise of stock options           -           -             109,200          109          242,910           -            243,019

Net loss                            -           -                -             -               -           (772,405)      (772,405)
                                  -------------------------------------------------------------------------------------------------
Balance at March 31, 2001           -        $  -          19,475,722      $19,476      $47,774,936    $(47,266,927)    $  527,485
                                  =================================================================================================

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                     2001               2000
                                                                                --------------     --------------
Cash flows from operating activities:
Net loss                                                                        $     (772,405)    $   (1,032,096)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                         58,968             26,012
  Provision for bad debts                                                                  409                 -
  Provision for inventory excess and obsolescence                                        4,803             44,046
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (333,814)          (381,462)
    Inventories                                                                        269,079           (184,520)
    Prepaid expenses and other assets                                                   (7,246)             4,964
    Accounts payable                                                                  (159,932)           185,077
    Accrued expenses                                                                   160,836            (13,613)
    Customer deposits                                                                   14,500                 -
                                                                                --------------     --------------

    Net cash used by operating activities                                             (764,802)        (1,351,592)
                                                                                --------------     --------------

Cash flows from investing activities:
Additions to property, plant and equipment                                             (12,291)            (6,825)
Proceeds from sale of building                                                       1,071,471                 -
                                                                                --------------     --------------

    Net cash provided (used) by investing activities                                 1,059,180             (6,825)
                                                                                --------------     --------------

Cash flows from financing activities:
Payments on mortgage note payable                                                       (5,058)                -
Proceeds from issuance of common stock, net                                                 -           2,450,516
Proceeds from exercise of stock options and warrants                                   243,019          1,906,986
                                                                                --------------     --------------

    Net cash provided by financing activities                                          237,961          4,357,502
                                                                                --------------     --------------

Increase in cash and cash equivalents                                                  532,339          2,999,085
Cash and cash equivalents at beginning of period                                     2,001,884          1,180,982
                                                                                --------------     --------------

Cash and cash equivalents at end of period                                      $    2,534,223     $    4,180,067
                                                                                ==============     ==============

Supplemental cash flow disclosure:
  Cash paid during the period for interest                                      $       61,137     $       23,326
                                                                                ==============     ==============

Noncash financing activites:
  Conversion of accrued costs to note payable                                   $           -      $      428,000
  Retirement of mortgage note payable in connection
  with the sale of building                                                          1,190,006                 -
                                                                                --------------     --------------

                                                                                $    1,190,006     $      428,000
                                                                                ==============     ==============

See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 2001


Note 1
------

     The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of March 31, 2001 and the results of operations for the three-month period then ended.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $3,727,977, $4,797,137 and $10,346,069 for the years ended December 31, 2000, 1999 and 1998, respectively, and a net loss of $772,405 for the three-month period ended March 31, 2001 and has an accumulated deficit of $47,266,927 at March 31, 2001. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going-concern. Although management believes the Company is continually strengthening, there is no assurance that it will continue as a going concern.

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the WaterLase(TM) and the Twilite(TM) laser systems.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three months ended March 31, 2001 and the three years ended December 31, 2000, the Company raised $243,019 and $12,135,679, respectively, of net equity funds in this manner.

     Based upon the expected increase in sales, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2001 business plan. Should the Company require further capital resources in fiscal year 2001 or 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financing. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

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

     Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Note 2
------

     Inventories, net of reserves,           March 31, 2001    December 31, 2000
consist of the following:                      (unaudited)
                                                ---------         ----------

Raw materials                                   $ 447,723         $  801,050
Work-in-process and subassemblies                 284,401            318,795
Finished goods                                    215,589            101,750
                                                ---------         ----------

                                                $ 947,713         $1,221,595
                                                =========         ==========

Note 3
------

     Property, plant and equipment,          March 31, 2001    December 31, 2000
at cost, consist of the following:             (unaudited)
                                                ---------         ----------

Building                                        $      -          $2,004,148
Equipment and computers                           371,477            359,186
Furniture and fixtures                            215,058            215,058
                                                ---------         ----------

          Total cost                              586,535          2,578,392

Less, accumulated depreciation                   (243,901)          (249,087)
                                                ---------         ----------
                                                $ 342,634         $2,329,305
                                                =========         ==========

Note 4
------

     Accrued expenses consist
of the following:                            March 31, 2001    December 31, 2000
                                               (unaudited)
                                               ----------         ----------

Accrued payroll and benefits                   $  401,145         $  372,964
Accrued professional fees                          57,500             90,000
Accrued legal and settlement costs                141,500             90,750
Accrued warranty                                  429,790            391,398
Other                                             540,268            464,255
                                               ----------         ----------

                                               $1,570,203         $1,409,367
                                               ==========         ==========

Note 5
------

     Long-term debt consists
of the following:                            March 31, 2001    December 31, 2000
                                               (unaudited)
                                               ----------         ----------
Mortgage, prime interest rate plus
  0.25% fixed rate for three years,
  twenty-year amortization with minimum
  monthly installments of $11,382 with
  a final payment of $550,205 due
  September 1, 2015, collateralized
  by a first trust deed on land and
  building                                     $       -          $1,195,064

Less current portion                                   -             (20,486)
                                               ----------         ----------

                                               $       -          $1,174,578
                                               ==========         ==========

Note 6
------

     Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Potential common stock, which consists of stock options and warrants, has been excluded from per share calculations, as the effect of the assumed exercise of this potential common stock is anti-dilutive at March 31, 2001 and 2000.

Note 7
------

     In March 2001 the Company entered into a $2,261,477 sale-leaseback transaction whereby the Company sold and leased back its corporate headquarters located in San Clemente, California. The result of the sale was a $315,783 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. Also, in connection with the transaction a mortgage payable of $1,190,006 retired. The minimum lease payments required by the lease over the next five years are as follows:


                      2001                   $    67,616
                      2002                       223,488
                      2003                       223,488
                      2004                       223,488
                      2005                       223,488
                      2006                        55,872
                                             -----------
                                             $ 1,017,440
                                             ===========


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


Results of Operations - Three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000:

     Sales for the three months ended March 31, 2001 increased $1,555,667, or 102%, to $3,082,693 from the $1,527,026 reported for the same period in 2000. The increase was due principally to the Company's overall increased marketing efforts and new product introductions of its WaterLase (TM) soft and hard tissue laser system and its Twilite (TM) dental diode soft tissue laser system, both launched in quantity during the third quarter of 2000. The increased marketing efforts included increases in the Company's sales and marketing infrastructure, strengthening of growing alliances with various international distributors and raising customer and patient awareness of the Company's flagship product, the WaterLase (TM).

     Gross profit for the first quarter of 2001 increased $1,192,699, or 222%, to $1,728,961, or 56% of sales, compared to $536,262, or 35% of sales, for the first quarter of 2000. The increase in gross profit was due principally to the increased sales volume allowing for a greater absorption of fixed manufacturing costs combined with engineered advancements and cost reductions of the Company's product line.

     Operating expenses for the three months ended March 31, 2001 grew to $2,431,327 compared to $1,552,343 for the same period in 2000, an increase of $878,984, or 57%. Sales and marketing expense increased $958,913, or 150%, during the first quarter of 2001 compared to the same period in 2000 due principally to the Company's expansion of its domestic sales force, its marketing infrastructure, its advertising through professional journals and media modalities, and participation in highly recognized dental conventions and trade shows. General and administrative expense was $474,629 for the first quarter of 2001 compared to $400,878 for the same period in 2000, an increase of $73,751, or 18%. The increase was due principally to increases in various professional and administrative expenses associated with the Company's present growth. Engineering and development expense was $359,759 for the first quarter of 2001 compared to $513,439 for the same period in 2000, a decrease of $153,680, or 30%. The decrease was due principally to the absence of project expenses associated with the development of the Waterlase and Twilite product lines during the first quarter of 2001 as the products were under development during the first quarter of 2000.

     Interest income for the three months ended March 31, 2001 was comparable to the same period in 2000. Interest expense increased $53,134 to $76,395 for the first quarter of 2001 from $23,261 reported for the same period in 2000. The increase in interest expense was due principally to the Company's $1,200,000 note related to the purchase of its manufacturing facility in August 2000.

     The Company's net loss for the first quarter of 2001 was $772,405 or $0.04 per share, compared to $1,032,096, or $0.06 per share, for the same period in 2000. The decrease in the per-share loss for the first quarter of 2001 was enhanced partially by an 8% increase in weighted average shares outstanding.


Financial Condition

     Cash and cash equivalents increased to $2,534,223 at March 31, 2001 from $2,001,884 at December 31, 2000 due principally to (i) net proceeds of $1,071,471 received from the sale and lease-back of the Company's manufacturing facility in March 2001, and (ii) the exercise of certain stock options generating $243,019 in cash proceeds, offset by cash used by operating activities aggregating $764,802 and capital expenditures of $12,291.

     Accounts receivable increased $333,405 to $1,091,624 at March 31, 2001 from the $758,219 reported at December 31, 2000. The increase was due principally to orders shipped during March 2001 for which payments will be received during the second quarter of 2001.

     Inventories, net, at March 31, 2001 were $947,713 compared to $1,221,595 at December 31, 2000, a decrease of $273,882. The decrease was due principally to the Company's improved material planning and production forecasting. The Company believes that its business does not presently operate in a normalized cycle in which information regarding inventory turns would be meaningful but that such information will become meaningful once productions and deliveries of the Company's products are normalized.

     Prepaid expenses and other current assets at March 31, 2001 were $187,981, reflecting an increase of $7,996 from the $179,985 reported at December 31, 2000. The modest increase was due principally to deposits placed for booth space at dental trade shows that are to be held during 2001.

     Current liabilities increased to $4,425,725 at March 31, 2001 from the $4,367,651 reported at December 31, 2000. Current portion of long-term debt decreased $20,486 as a result of the sale and lease-back of the Company's manufacturing facility (retirement of the related mortgage note payable), replaced by the $63,156 current portion of the deferred gain on such sale. Accounts payable decreased $159,932 at March 31, 2001 compared to December 31, 2000 due principally to improved inventory management. Accrued expenses increased $160,836 reflecting higher levels of operating expenses associated with the Company's growth, principally increased warranty levels.

     Net proceeds received from the sale of the Company's manufacturing facility were $1,071,471, after considering the retirement of the related mortgage note payable (see "Liquidity and Capital Resources" below). Capital expenditures during the first three months of 2001 were a modest $12,291. Patents, trademarks and licenses were comparable to those reported at December 31, 2000, less normal amortization for the first three months of 2001.

     Stockholders' equity decreased to $527,485 at March 31, 2001 from $1,056,871 at December 31, 2000 due to first quarter loss offset by proceeds of $243,019 received from the exercise of certain stock options.

Liquidity and Capital Resources

     The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the WaterLase (TM) and the Twilite (TM) laser systems.

     Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the three months ended March 31, 2001 and the three years ended December 31, 2000, the Company raised $243,019 and $12,135,679, respectively, of net equity funds in this manner.

     Based upon the expected increase in sales, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2001 business plan. Should the Company require further capital resources in fiscal year 2001 or 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities through private placements, and/or debt financing. If circumstances changed, and additional capital was needed, no assurances can be given that the Company would be able to obtain such additional capital resources.

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

     At March 31, 2001, the Company had $1,791,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At March 31, 2001, the weighted average interest rate on the outstanding balance was 5.85%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 2001 at which point the Company will be required to either pay any remaining balance of the credit facility or refinance the credit facility. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     In March 2001 the Company entered into a $2,261,477 sale-leaseback transaction whereby the Company sold and leased back its corporate headquarters located in San Clemente, California. The result of the sale was a $315,783 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. Also, in connection with the transaction a mortgage payable of $1,190,006 retired.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

     Not Applicable


                         PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings.
---------------------------

     See Item 3 "Legal Proceedings" included within the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000 for information regarding certain pending legal proceedings.

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

         None

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



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation


Date:  May 21, 2001                   /s/ Jeffrey W. Jones
      --------------                ----------------------------------------
                                    Jeffrey W. Jones
                                    President & Chief Executive Officer




Date:  May 21, 2001                   /s/ Stephen R. Tartamella
      --------------                ----------------------------------------
                                    Stephen R. Tartamella
                                    Vice President & Chief Financial Officer