Form 10-Q
period 2001-06-30
BIOLASE TECHNOLOGY INC
filed 2001-08-13
CIK 811240

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

                             Yes  [X]     No   [_]


          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Common Stock, $.001 par value                  19,656,348
            -----------------------------                  ----------
                   Title Class                           Number of Shares
                                                            Outstanding
                                                         at August 8, 2001

================================================================================

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

                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

                           BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    June 30, 2001   December 31, 2000
                                                                                     (Unaudited)
                                                                                    ------------    ------------
Assets:
------
Current assets:
      Cash and cash equivalents                                                     $  3,507,307    $  2,001,884
      Accounts receivable, less allowance of $99,720 in 2001 and $120,988 in 2000        331,500         758,219
      Inventories, net of reserves of $457,889 in 2001 and $449,597 in 2000            1,264,004       1,221,595
      Prepaid expenses and other current assets                                          198,452         179,985
                                                                                    ------------    ------------
          Total current assets                                                         5,301,263       4,161,683

Property, plant and equipment, net                                                       336,115       2,329,305
Patents, trademarks and licenses, less accumulated
     amortization of $185,477 in 2001 and $174,077 in 2000                                92,758         104,158
Other assets                                                                               3,204           3,954
                                                                                    ------------    ------------
          Total assets                                                              $  5,733,340    $  6,599,100
                                                                                    ============    ============
Liabilities and Stockholders' Equity:
------------------------------------
Current liabilities:
      Line of credit                                                                $  1,791,925    $  1,791,925
      Accounts payable                                                                 1,002,216         945,873
      Accrued expenses                                                                 1,568,073       1,409,367
      Customer deposits                                                                  224,500         200,000
      Deferred gain on sale of building, current portion                                  63,156            --
      Mortgage note payable, current portion                                                --            20,486
                                                                                    ------------    ------------
          Total current liabilities                                                    4,649,870       4,367,651

Deferred gain on sale of building                                                        252,627            --
Mortgage note payable                                                                       --         1,174,578
                                                                                    ------------    ------------
          Total liabilities                                                            4,902,497       5,542,229
                                                                                    ------------    ------------
Stockholders' equity
      Preferred stock, par value $.001, 1,000,000 shares authorized,
          no shares issued and outstanding in 2001 or 2000                                  --              --
      Common stock, par value $.001, 50,000,000 shares
            authorized, issued 19,650,722 in 2001 and 19,366,522 in 2000                  19,651          19,367
      Additional paid-in capital                                                      48,225,581      47,532,026
      Accumulated deficit                                                            (47,414,389)    (46,494,522)
                                                                                    ------------    ------------
          Total stockholders' equity                                                     830,843       1,056,871
                                                                                    ------------    ------------
          Total liabilities and stockholders' equity                                $  5,733,340    $  6,599,100
                                                                                    ============    ============

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                      ----------------------------    ----------------------------
                                         2001             2000            2001            2000
                                      ------------    ------------    ------------    ------------
Sales                                 $  4,335,473    $  2,258,806    $  7,418,166    $  3,785,832
Cost of sales                            1,734,408       1,219,753       3,088,140       2,210,517
                                      ------------    ------------    ------------    ------------
        Gross profit                     2,601,065       1,039,053       4,330,026       1,575,315
                                      ------------    ------------    ------------    ------------

Operating expenses:
     Sales and marketing                 1,869,377         806,432       3,466,316       1,444,458
     General and administrative            488,807         512,182         963,436         913,060
     Engineering and development           364,342         603,739         724,101       1,117,178
                                      ------------    ------------    ------------    ------------
        Total operating expenses         2,722,526       1,922,353       5,153,853       3,474,696
                                      ------------    ------------    ------------    ------------

        Loss from operations              (121,461)       (883,300)       (823,827)     (1,899,381)

     Interest income                         7,064          29,643          13,420          36,889
     Interest expense                      (33,065)        (34,119)       (109,460)        (57,380)
                                      ------------    ------------    ------------    ------------
        Net loss                      $   (147,462)   $   (887,776)   $   (919,867)   $ (1,919,872)
                                      ============    ============    ============    ============
Loss per share - basic and diluted    $      (0.01)   $      (0.04)   $      (0.05)   $      (0.10)
                                      ============    ============    ============    ============
Weighted average shares outstanding     19,487,260      19,740,396      19,458,954      18,882,527
                                      ============    ============    ============    ============

    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                       Additional
                                  Preferred Stock              Common Stock              Paid-in      Accumulated
                                Shares       Amount        Shares          Amount        Capital        Deficit          Total
                               --------   ------------   ------------   ------------   ------------   ------------    ------------
Balance at January 1, 2001         --     $       --       19,366,522       $ 19,367   $ 47,532,026   $(46,494,522)   $  1,056,871

Issuance of warrants for
  earned services                  --             --             --             --           15,100           --            15,100

Exercise of stock options          --             --          109,200            109        242,910           --           243,019

Exercise of warrants               --             --          175,000            175        435,545           --           435,720

Net loss                           --             --             --             --             --         (919,867)       (919,867)
                               --------   ------------     ----------     ----------   ------------   ------------    ------------
Balance at June 30, 2001           --     $       --       19,650,722     $   19,651   $ 48,225,581   $(47,414,389)   $    830,843
                               ========   ============     ==========     ==========   ============   ============    ============


    See accompanying notes to consolidated condensed financial statements.

-----------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                 --------------------------
                                                                    2001           2000
                                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                                         $  (919,867)   $(1,919,872)
Adjustments to reconcile net loss to net cash used by
 operating activities:
       Issuance of warrants for earned services                       15,100           --
       Depreciation and amortization                                  92,478         56,797
       Write-off of asset                                              4,463           --
       Provision for bad debts                                           409           --
       Provision for inventory excess and obsolescence                 8,292         44,046

       Changes in operating assets and liabilities:
          Accounts receivable                                        426,310       (859,924)
          Inventories                                                (50,701)      (324,334)
          Prepaid expenses and other assets                          (17,717)       (15,131)
          Accounts payable                                            56,343       (166,831)
          Accrued expenses                                           158,706        143,276
          Customer deposits                                           24,500           --
                                                                 -----------    -----------
          Net cash used by operating activities                     (201,684)    (3,041,973)
                                                                 -----------    -----------
Cash flows from investing activities:
Additions to property, plant and equipment                           (38,045)      (265,269)
Net proceeds from sale of building                                 1,071,471           --
                                                                 -----------    -----------
          Net cash provided (used) by investing activities         1,033,426       (265,269)
                                                                 -----------    -----------
Cash flows from financing activities:
Payments on mortgage note payable                                     (5,058)          --
Proceeds from issuance of common stock, net                             --        2,450,516
Proceeds from exercise of stock options and warrants                 678,739      3,098,174
                                                                 -----------    -----------
          Net cash provided by financing activities                  673,681      5,548,690
                                                                 -----------    -----------
Increase in cash and cash equivalents                              1,505,423      2,241,448
Cash and cash equivalents at beginning of period                   2,001,884      1,180,982
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $ 3,507,307    $ 3,422,430
                                                                 ===========    ===========

Supplemental cash flow disclosure:
       Cash paid during the period for interest                  $   108,545    $    47,802
                                                                 ===========    ===========
Noncash financing activities:
       Conversion of accrued costs to note payable               $      --      $   428,000
       Retirement of mortgage note payable in connection
          with the sale of building                                1,190,006           --
                                                                 -----------    -----------
                                                                 $ 1,190,006    $   428,000
                                                                 ===========    ===========

 See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2001


Note 1
------

   The accompanying consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") have been prepared by the Company without audit and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of June 30, 2001 and the results of operations for the three and six-month periods then ended.

     The Company's consolidated condensed financial statements have been presented on the basis that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the Waterlase and the Twilite laser systems. Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the six months ended June 30, 2001 and the three years ended December 31, 2000, the Company raised $678,739 and $12,135,679, respectively, of net equity funds in this manner.

     Based upon the expected continued increase in sales, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2001 business plan. In addition, management believes that the Company's financial performance and financial condition continues to strengthen.

     Until the Company can achieve sustained profitability, however, it remains dependent on its ability to renew or replace its existing line of credit and/or issue additional shares of stock to finance continuing operations. No assurances can be given that the Company will be able to renew or replace its present credit facility or obtain additional financing should the need arise.

     Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Note 2
------


     Inventories, net of reserves,                 June 30, 2001    December 31, 2000
consist of the following:                          (unaudited)
                                                   -------------    -----------------
Raw materials                                         $  446,314           $  801,050
Work-in-process and subassemblies                        505,428              318,795
Finished goods                                           312,262              101,750
                                                      ----------           ---------
                                                      $1,264,004           $1,221,595
                                                      ==========           ==========

Note 3
------


     Property, plant and equipment,                June 30, 2001    December 31, 2000
at cost, consist of the following:                 (unaudited)
                                                   -------------    -----------------

Building                                              $        -           $2,004,148
Leasehold improvements                                    18,712                    -
Equipment and computers                                  376,596              359,186
Furniture and fixtures                                   192,648              215,058
                                                      ----------    -----------------
   Total cost                                            587,956            2,578,392

Less, accumulated depreciation                          (251,841)            (249,087)
                                                      ----------    -----------------
                                                      $  336,115           $2,329,305
                                                      ==========    =================

Note 4
------


     Accrued expenses consist
of the following:                                  June 30, 2001    December 31, 2000
                                                   (unaudited)
                                                   -------------    -----------------
Accrued payroll and benefits                          $  460,284           $  372,964
Accrued professional fees                                 28,955               90,000
Accrued legal costs                                      119,500               90,750
Accrued warranty                                         531,445              391,398
Accrued sales taxes                                      216,756              157,275
Other                                                    211,133              306,980
                                                      ----------           ----------
                                                      $1,568,073           $1,409,367
                                                      ==========           ==========

Note 5
------


Long-term debt consists
of the following:                                          June 30, 2001  December 31, 2000
                                                            (unnaudited)
                                                           -------------  -----------------
Mortgage, prime interest rate plus 0.25%
  fixed rate for three years, twenty-year
  amortization with minimum monthly
  installments of $11,382 with a final payment of
  $550,205 due September 1, 2015, collateralized
  by a first trust deed on land and building               $      --      $1,195,064

Less current portion                                              --         (20,486)
                                                           ----------     ----------
                                                           $     --       $1,174,578
                                                           ==========     ==========

Note 6
------

     Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Potential common stock, which consists of stock options and warrants, has been excluded from per share calculations, as the effect of the assumed exercise of this potential common stock is anti-dilutive for the three and six-month periods ended June 30, 2001 and 2000, respectively.


Note 7
-----

     In March 2001, the Company entered into a $2,261,477 sale-leaseback transaction whereby the Company sold and leased back its corporate headquarters located in San Clemente, California. The result of the sale was a $315,783 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. Also, in connection with the transaction, a mortgage payable of $1,190,006 was retired. The minimum lease payments required by the lease over the next five years are as follows:

                              2001      $   111,744
                              2002          223,488
                              2003          223,488
                              2004          223,488
                              2005          223,488
                              2006           37,248
                                        -----------
                                        $ 1,042,944
                                        ===========

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Qualifying Statement With Respect To Forward-Looking Information:

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of the Company and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed below under "Factors That Could Affect Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected the Company's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Quarterly Report on Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.

     The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.


Results of Operations - Three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000:

     Sales for the three months ended June 30, 2001 increased $2,076,667, or 92%, to $4,335,473 from the $2,258,806 reported for the same period in 2000.
The increase was due principally to the Company's overall increased marketing efforts and new product introductions of its Waterlase(TM) soft and hard tissue laser system and its Twilite(TM) dental diode soft tissue laser system, both launched in quantity during the third quarter of 2000. The increased marketing efforts included increases in the Company's sales and marketing infrastructure, strengthening of growing alliances with various international distributors and raising customer and patient awareness of the Company's flagship product, the Waterlase(TM). The Company anticipates increased sales volume during the third quarter of 2001 from its Twilite(TM) diode laser system due to the recent clearance by the FDA to market the LaserSmile(TM) tooth whitening system, an optional add-on feature to the Twilite(TM) soft-tissue laser system. The LaserSmile(TM) FDA clearance is the first tooth-whitening application cleared by the FDA for use with an 810 nanometer diode laser system, thereby, allowing a dentist to require only one system for both soft-tissue dental applications and in-office tooth-whitening applications.

     Gross profit for the second quarter of 2001 increased $1,562,012, or 150%, to $2,601,065, or 60% of sales, compared to $1,039,053, or 46% of sales, for the second quarter of 2000. The increase in gross profit was due principally to the increased sales volume allowing for a greater absorption of fixed manufacturing costs combined with engineered advancements and cost reductions of the Company's product line.

     Sales and marketing expense increased $1,062,945, or 132%, during the second quarter of 2001 compared to the same period in 2000 due principally to the Company's expansion of its domestic sales force, its marketing infrastructure, its advertising through professional journals and media modalities, and participation in highly recognized dental conventions and trade shows. The Company expects to increase sales and marketing expense over the remainder of year 2001 as a result of further expansion of its sales personnel to support the anticipated higher volume in Twilite(TM) and LaserSmile(TM) product sales; however, most of the increase will be commissioned base and variable in nature.

     General and administrative expense was $488,807 for the second quarter of 2001 compared to $512,182 for the same period in 2000, a modest decrease of $23,375, or 5%. The decrease was due principally to reductions in various professional fees during the second quarter of 2001, offset by a non-cash increase of $15,100 related to the issuance of stock purchase warrants for services rendered in connection with the Company's line-of-credit.

     Engineering and development expense was $364,342 for the second quarter of 2001 compared to $603,739 for the same period in 2000, a decrease of $239,397, or 40%. The decrease was due in part to normal variation in the Company's project development cycles.

     Interest income for the three months ended June 30, 2001 was $7,064 compared to $29,643 for the same period in 2000. The decrease was due principally to higher average balances in the Company's interest bearing accounts during the second quarter of 2000 coupled with higher interest rates in place during the same period over those in 2001. Interest expense remained comparable between the second quarters of 2001 and 2000.

     The Company's net loss for the second quarter of 2001 improved to $147,462 or $0.01 per share, compared to $887,776, or $0.04 per share, for the same period in 2000. The improvement was due solely to the improved operations during the second quarter of 2001 versus the second quarter of 2000. Based on the sales increases achieved in the last several quarters and expected on-going growth in demand for the Company's products, the Company believes that it will achieve profitability no later than the fourth quarter of 2001.


Results of Operations - Six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000:

     Sales for the first half of 2001 increased $3,632,334, or 96%, to $7,418,166 compared to $3,785,832 for the first half of 2000. The increase was due principally to continued marketing efforts of the Company coupled with increased awareness by dentists and dental patients of the benefits associated with the Company's primary product, the Waterlase(TM).

     Gross profit increased by $2,754,711, or 175%, to $4,330,026 representing 58% of sales during the first half of 2001 from the $1,575,315, or 42% of sales for the first half of 2000. The increase in gross profit and gross margin is due principally to the increased sales volume allowing for a greater absorption of fixed manufacturing costs combined with engineered advancements and cost reductions of the Company's product line.

     Sales and marketing expense was $3,466,316, or 47% of sales, for the first half of 2001 compared to $1,444,458, or 38% of sales, for the first half of 2000. The increase of $2,021,858 was due principally to the expansion of the Company's domestic sales force, increased marketing expenses related to the Company's Waterlase(TM) and Twilite(TM) products and greater participation in highly recognized dental conventions, trade shows and Company sponsored product seminars at key regional locations.

     General and administrative expense increased nominally to $963,436, or 13% of sales, during the first half of 2001 compared to $913,060, or 24% of sales, for the same period in 2000. The small increase was associated with higher administrative expenses associated with the Company's present growth.

     Engineering and development expense decreased $393,077 to $724,101, or 10% of sales, during the first half of 2001 compared to $1,117,178, or 30% of sales, for the first half of 2000. The decrease was due principally to the absence during 2001 of project development expenses related to the final design of the present Waterlase(TM) and Twilite(TM) configurations that were present during 2000.

     Interest income decreased to $13,420 during the first half of 2001 compared to $36,889 for the same period in 2000. The decrease was due to lower average balances in interest-bearing accounts combined with reduced interest rates during 2001 versus 2000. Interest expense increased to $109,460 during the first half of 2001 compared to $57,380 for the first half of 2000. The increase in interest expense was due principally to the Company's $1,200,000 note related to the purchase of its manufacturing facility that was in place until the sale of the property in March 2001.

     The Company's net loss for the first half of 2001 was $919,867 or $0.05 per share, compared to $1,919,872, or $0.10 per share, for the same period in 2000. The improvement was based primarily on the increase in sales. The decrease in the per-share loss for the first half of 2001 was enhanced partially by a 3% increase in weighted average shares outstanding.


Financial Condition

     Cash and cash equivalents increased to $3,507,307 at June 30, 2001 from $2,001,884 at December 31, 2000 due principally to (i) net proceeds of $1,071,471 received from the sale and lease-back of the Company's manufacturing facility in March 2001, and (ii) the exercise of certain stock options generating $678,739 in cash proceeds, offset by cash used by operating activities aggregating $201,684 and capital expenditures of $38,045.

     Accounts receivable, net, decreased to $331,500 at June 30, 2001 from the $758,219 reported at December 31, 2000. The decrease was due principally to emphasized collection efforts coupled with the placement of international orders occurring ratably over the second quarter of 2001 compared to the last month of the quarter in 2000.

     Inventories, net, at June 30, 2001 were $1,264,004 compared to $1,221,595 at December 31, 2000, a nominal increase of $42,409. The slight increase was due principally to the Company's increased production, requiring higher levels of inventory, partially offset by improved material planning and production forecasting. Inventory turnover was comparable for the first half of 2001 with the same period of 2000 at 5.4 times, or every 68 days, versus 5.5 times, or every 66 days, respectively. The Company expects inventory levels to increase over the remainder of year 2001 in support of anticipated higher sales levels.

     Prepaid expenses and other current assets at June 30, 2001 were $198,452, reflecting an increase of $18,467 from the $179,985 reported at December 31, 2000. The increase was due principally to deposits placed for booth space at dental trade shows that are to be held during 2001 and 2002.

     Current liabilities increased to $4,649,870 at June 30, 2001 from the $4,367,651 reported at December 31, 2000. Current portion of long-term debt decreased $20,486 as a result of the sale and lease-back of the Company's manufacturing facility (retirement of the related mortgage note payable), replaced by the $63,156 current portion of the deferred gain on such sale. Accounts payable increased $56,343 at June 30, 2001 compared to December 31, 2000 due principally to increased inventory levels necessary for current production requirements. Accrued expenses increased $158,706 at June 30, 2001 compared to December 31, 2000 reflecting higher levels of operating expenses associated with the Company's growth, principally increased warranty levels. Customer deposits increased to $224,500 at June 30, 2001 compared to $200,000 at December 31, 2000 representing slightly higher deposits on sales orders.

     Net proceeds received from the sale of the Company's manufacturing facility in March 2001 were $1,071,471, after considering the retirement of the related mortgage note payable (see "Liquidity and Capital Resources" below). Capital expenditures during the first half of 2001 were $38,045 represented principally by additions of computer hardware and software. Patents, trademarks and licenses were comparable to those reported at December 31, 2000, less normal amortization for the first six months of 2001.

     Stockholders' equity decreased to $830,843 at June 30, 2001 from $1,056,871 at December 31, 2000 due principally to the six-month loss of 2001 offset by proceeds of $678,739 received from the exercise of stock options and warrants.

Liquidity and Capital Resources

     The Company's business continues to focus on the manufacturing and marketing of its laser-based technologies incorporated in its newly introduced products, the Waterlase(TM) and the Twilite(TM) laser systems. Financing the development of laser-based medical and dental devices and instruments and the operations of the Company has been achieved principally through the private placements of preferred and common stock and the exercise of stock options and warrants. During the six months ended June 30, 2001 and the three years ended December 31, 2000, the Company raised $678,739 and $12,135,679, respectively, of net equity funds in this manner.

     Based upon the expected continued increase in sales, the Company believes that it should have sufficient capital resources to sustain it during the year in relation to its fiscal year 2001 business plan. In addition, management believes that the Company's financial performances and financial condition continues to strengthen.

     Until the Company can achieve sustained profitability, however, it remains dependent on its ability to renew or replace its existing line of credit and/or issue additional shares of stock to finance continuing operations. No assurances can be given that the Company will be able to renew or replace its present credit facility or obtain additional financing should the need arise.

     At June 30, 2001 and December 31, 2000, the Company had $1,791,925 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for the financing of inventory and is collateralized by substantially all of the Company's accounts receivable and inventories. The interest rate is fixed throughout the term of the credit agreement and is computed based upon LIBOR plus 0.5% at the time of any borrowings. At June 30, 2001, the weighted average interest rate on the outstanding balance was 4.6%. The Company is required to reduce the outstanding loan balance by an amount equal to the cost of goods sold associated with sales of inventory upon collection of sales proceeds. The current revolving credit agreement expires on December 1, 2001, at which point the Company will be required to either pay any remaining balance of the credit facility or refinance the credit facility. No assurances can be given that the Company will be able to refinance the line of credit or that the terms on which it may be able to refinance the line of credit will be as favorable as the terms of the existing line. If the Company is unable to refinance and is therefore required to repay the line of credit, the diversion of resources to that purpose may adversely affect the Company's operations and financial condition.

     In March 2001, the Company entered into a $2,261,477 sale-leaseback transaction whereby the Company sold and leased back its corporate headquarters located in San Clemente, California. The result of the sale was a $315,783 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. Also, in connection with the transaction, a mortgage payable of $1,190,006 was retired.


Factors That Could Affect Forward-Looking Statements

     The forward looking statements contained in this Quarterly Report on Form 10-Q are subject to various risks, uncertainties and other factors, most of which are not completely within the control of the Company, that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

     There is substantial government regulation of the manufacture and sale of medical products, including many of the Company's products, by governmental agencies in both the United States and foreign countries. Actions, decisions or delays from these agencies can significantly impact the Company's business.

     The Company has been dependent on its ability to finance its operations through the sale of securities. The availability of equity and debt financing to the Company is affected by, among other things, domestic and world economic conditions and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its products and comparisons with alternative investment opportunities.

     The Company's products do not provide the exclusive means for accomplishing an objective, and customers may choose alternative means. The adoption curve for new technology requires the Company to successfully communicate the cost, safety and efficacy benefits of dental lasers to address the concerns of dentists and patients and overcome the inertia associated with conventional means of treatment. Failure to accomplish this may prevent the Company from achieving broad-market acceptance which is necessary for its success.

     Other manufacturers of laser technology, including certain existing and potential competitors of the Company, have greater financial resources than does the Company. Access to such financial resources may provide other manufacturers with a substantial competitive advantage.

     The Company has identified alternate suppliers for most of its components. There are certain key components for which there is a single supplier. The Company is searching for alternative sources for these components. A change in the suppliers of certain system components, however, could interrupt production, have an adverse impact on product reliability and ultimately increase the cost of production, all or any of which could materially affect the Company's results of operations and financial condition.

     International sales have historically, and are expected to continue to, account for a significant portion of the Company's revenues. Foreign sales are subject to a number of risks, including political and economic instability in certain countries, fluctuating foreign exchange rates and regulatory requirements. The Company is also dependent on its ability to obtain and maintain relationships with qualified and proven distributors in foreign markets.

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

     The Company has established a market position in certain hard and soft tissue dental applications. While the Company believes that its technology incorporated into its Waterlase system should be effective in a broad range of medical applications, this belief is based largely on preliminary in vitro and in vivo research and extrapolation of observations in such clinical research. No assurances can be given that the Company's Waterlase(TM) technology will prove to be applicable to, or will find market acceptance in, other medical fields or that the Company will receive clearance from the FDA or other regulatory agencies to market the Waterlase(TM) system or other products embodying its HydroKinetic(TM) technology or variations thereof for any additional applications or in any additional jurisdictions.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

     Not Applicable


                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.
---------------------------

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

Item 2.  Changes in Securities.
-------------------------------

     On May 1, 2001, the Company issued to GEM Holdings Corp. warrants to purchase an aggregate of 50,000 shares of common stock at $3.00 per share which expire on May 1, 2003. The warrants were issued in consideration for GEM having provided a guaranty of a $2.5 million credit facility which expires December 1, 2001, and as an inducement to GEM to continue to provide a guaranty in the future. The warrants were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. GEM represented to the Company that it is an accredited investor as defined in Rule 501 under the Securities Act, and made investment representations to the Company. The certificates representing the warrants bear legends restricting their transfer except in compliance with the Securities Act and stop transfer instructions have been placed on the shares issuable upon exercise of the warrants.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Following are the results of matters submitted to a vote at the Annual Meeting of Stockholders held May 3, 2001:

     (1) The election of the following individuals to the Company's Board of Directors, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

                                            Votes For   Votes Withheld
                                           ----------   --------------
             Federico Pignatelli           11,633,289      84,492
             George V. d'Arbeloff          11,625,419      92,362
             William A. Owens              11,633,339      84,442
             Jeffrey W. Jones              11,632,569      85,212

     (2) The approval of an amendment to the 1998 Stock Option Plan increasing the number of authorized shares of Common Stock reserved under the Plan from 1,000,000 to 2,000,000 shares. The number of votes cast for were 4,463,913; votes cast against were 426,638; votes abstained were 53,633; and 6,773,597 were broker non-votes.

     (3) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2001. The number of votes cast for were 11,660,684; votes cast against were 33,277; and 23,820 votes abstained.

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



                                    BIOLASE TECHNOLOGY, INC.
                                    a Delaware Corporation


Date:    August 13, 2001            /s/ Jeffrey W. Jones
      --------------------          --------------------
                                    Jeffrey W. Jones
                                    President & Chief Executive Officer




Date:    August 13, 2001            /s/ Edson Rood
      --------------------          --------------
                                    Edson Rood
                                    Vice President & Chief Financial Officer