Form 10-Q
period 2001-09-30
BIOLASE TECHNOLOGY INC
filed 2001-11-14
CIK 811240

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended September 30, 2001

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the transition period from  ____________   to  _____________


                             Commission File Number
                                   000-19627


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
                             Yes  [X]     No  [_]


          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                          19,656,348
       Title of Class                         Number of Shares Outstanding
                                                   at October 25, 2001

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                                BIOLASE TECHNOLOGY, INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                 September 30, 2001        December 31, 2000
                                                                                    (Unaudited)
                                                                                 ------------------        -----------------
Assets:
Current assets:
     Cash and cash equivalents                                                      $  2,400,000              $  2,002,000
     Accounts receivable, less allowance of $207,000
      in 2001 and $121,000 in 2000                                                     1,258,000                   758,000
     Inventories, net of reserves of $287,000 in 2001
      and $450,000 in 2000                                                             1,831,000                 1,222,000
     Prepaid expenses and other current assets                                           276,000                   180,000
                                                                                    ------------              ------------
                   Total current assets                                                5,765,000                 4,162,000

Property, plant and equipment, net                                                       371,000                 2,329,000
Patents, trademarks and licenses, less accumulated
 amortization of $191,000 in 2001 and $174,000 in 2000                                    97,000                   104,000
Other assets                                                                               3,000                     4,000
                                                                                    ------------              ------------
                   Total assets                                                     $  6,236,000              $  6,599,000
                                                                                    ============              ============

Liabilities and Stockholders' Equity:
Current liabilities:
     Line of credit                                                                 $  1,792,000              $  1,792,000
     Accounts payable                                                                  1,236,000                   947,000
     Accrued liabilities                                                               1,754,000                 1,409,000
     Customer deposits                                                                   225,000                   200,000
     Deferred gain on sale of building, current portion                                   63,000                         -
     Mortgage note payable, current portion                                                    -                    20,000
                                                                                    ------------              ------------
                   Total current liabilities                                           5,070,000                 4,368,000

Deferred gain on sale of building                                                        221,000                         -
Mortgage note payable                                                                          -                 1,175,000
                                                                                    ------------              ------------
                   Total liabilities                                                   5,291,000                 5,543,000
                                                                                    ------------              ------------
Stockholders' equity
     Preferred stock, par value $.001, 1,000,000 shares authorized,
      no shares issued and outstanding in 2001 or 2000                                         -                         -
     Common stock, par value $.001, 50,000,000 shares authorized,
      issued 19,656,348 in 2001 and 19,366,522 in 2000                                    20,000                    19,000
     Additional paid-in capital                                                       48,238,000                47,532,000
     Accumulated deficit                                                             (47,313,000)              (46,495,000)
                                                                                    ------------              ------------
                   Total stockholders' equity                                            945,000                 1,056,000
                                                                                    ------------              ------------
                   Total liabilities and stockholders' equity                       $  6,236,000              $  6,599,000
                                                                                    ============              ============

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                 ------------------       ------------------
                                  2001        2000         2001        2000
                                 ------      ------       ------      ------

Sales                         $4,676,000  $ 2,187,000  $12,094,000  $ 5,973,000
Cost of sales                  1,871,000    1,185,000    4,959,000    3,396,000
                              ----------  -----------  -----------  -----------
    Gross profit               2,805,000    1,002,000    7,135,000    2,577,000
                              ----------  -----------  -----------  -----------
Operating expenses:
  Sales and marketing          1,811,000    1,151,000    5,277,000    2,595,000
  General and administrative     572,000      424,000    1,536,000    1,338,000
  Engineering and development    340,000      576,000    1,064,000    1,693,000
                              ----------  -----------  ----------- ------------
    Total operating expenses   2,723,000    2,151,000    7,877,000    5,626,000
                              ----------  -----------  ----------- ------------
    Income (loss) from
     operations                   82,000   (1,149,000)    (742,000)  (3,049,000)

  Gain on sale of asset           32,000            -       32,000            -
    Interest income               10,000       21,000       24,000       58,000
    Interest expense             (22,000)     (37,000)    (132,000)     (94,000)
                             -----------  -----------   ----------  -----------
      Net income (loss)      $   102,000  $(1,165,000)  $ (818,000) $(3,085,000)
                             ===========  ===========   ==========  ===========
Net income (loss) per share:
  Basic                      $      0.01  $     (0.06)  $    (0.04) $     (0.16)
                             ===========  ===========   ==========  ===========
  Diluted                    $      0.01  $     (0.06)  $    (0.04) $     (0.16)
                             ===========  ===========   ==========  ===========
Weighted average shares
 outstanding:
  Basic                       19,655,037   19,781,014   19,453,774   19,115,295
                             ===========  ===========   ==========  ===========
  Diluted                     20,915,213   19,781,014   19,453,774   19,115,295
                             ===========  ===========   ==========  ===========

See accompanying notes to consolidated condensed financial statements.

--------------------------------------------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                    Common Stock and Additional
                                                                          Paid-in Capital
                                                                    ---------------------------
                                                                                                     Accumulated
                                                                      Shares           Amount          Deficit          Total
                                                                   ------------     -----------     -------------     ----------
      Balance at December 31, 2000                                   19,366,522     $47,551,000      ($46,495,000)    $1,056,000

      Issuance of warrants for earned services                               -           15,000                -          15,000

      Exercise of stock options                                         114,826         256,000                -         256,000

      Exercise of warrants                                              175,000         436,000                -         436,000

      Net loss                                                               -               -           (818,000)      (818,000)
                                                                     ----------     -----------      ------------     ----------

      Balance at September 30, 2001                                  19,656,348     $48,258,000      ($47,313,000)    $  945,000
                                                                     ==========     ===========      ============     ==========

    See accompanying notes to consolidated condensed financial statements.

------------------------------------------

                           BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30
                                                                                             -------------------------
                                                                                                 2001          2000
                                                                                              ----------    ----------
      Cash flows from operating activities:
      Net loss                                                                                $ (818,000)  $(3,085,000)
      Adjustments to reconcile net loss to net cash used by
       operating activities:
         Issuance of warrants for earned services                                                 15,000
         Depreciation and amortization                                                           126,000       105,000
         Net gain on disposition of assets                                                       (27,000)
         Provision for bad debts                                                                 104,000        30,000
         Provision for inventory excess and obsolescence                                         108,000       148,000

         Changes in operating assets and liabilities:
            Accounts receivable                                                                 (604,000)     (948,000)
            Inventories                                                                         (717,000)     (842,000)
            Prepaid expenses and other assets                                                    (95,000)      (18,000)
            Accounts payable                                                                     289,000        45,000
            Accrued expenses                                                                     345,000       204,000
            Accrued costs related to the reacquisition of foreign
             distribution rights                                                                               (38,000)
            Customer deposits                                                                     25,000
                                                                                             -----------   -----------

            Net cash used by operating activities                                             (1,249,000)   (4,399,000)
                                                                                             -----------   -----------

      Cash flows from investing activities:
      Additions to property, plant and equipment                                                (101,000)   (1,067,000)
      Additions to patents and licenses                                                          (10,000)
      Net proceeds from sale of building                                                       1,071,000
                                                                                             -----------   -----------

            Net cash provided (used) by investing activities                                     960,000    (1,067,000)
                                                                                             -----------   -----------

      Cash flows from financing activities:
      Payments on notes payable                                                                   (5,000)     (428,000)
      Borrowings under the line of credit, net                                                                 450,000
      Proceeds from issuance of common stock, net                                                            2,451,000
      Proceeds from exercise of stock options and warrants                                       692,000     3,128,000
                                                                                             -----------   -----------

            Net cash provided by financing activities                                            687,000     5,601,000
                                                                                             -----------   -----------

      Increase in cash and cash equivalents                                                      398,000       135,000
      Cash and cash equivalents at beginning of period                                         2,002,000     1,181,000
                                                                                             -----------   -----------

      Cash and cash equivalents at end of period                                             $ 2,400,000   $ 1,316,000
                                                                                             ===========   ===========

      Supplemental cash flow disclosure:
         Cash paid during the period for interest                                            $   111,000   $    92,000
                                                                                             ===========   ===========

      Noncash financing activities:
         Conversion of accrued costs to note payable                                         $             $   428,000
         Issuance of debt to purchase manufacturing facility                                                 1,200,000
         Retirement of debt from sale and lease back of
           manufacturing facility                                                              1,190,000
                                                                                             -----------   -----------

                                                                                             $ 1,190,000   $ 1,628,000
                                                                                             ===========   ===========


   See accompanying notes to consolidated condensed financial statements.

                           BIOLASE TECHNOLOGY, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001

Note 1
------

     The consolidated condensed financial statements of BioLase Technology, Inc. (the "Company") included herein are unaudited and do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated condensed balance sheet at December 31, 2000 was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the consolidated condensed financial statements included herein include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition of the Company as of September 30, 2001 and the Company's consolidated results of operations for the three and nine months ended September 30, 2001 and 2000.

     The accompanying unaudited consolidated condensed financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2001.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates and assumptions than at year end. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2
------

     Inventories, net of reserves, consist of the following:

                                             September 30, 2001
                                                (unaudited)      December 31, 2000
                                             ------------------  -----------------
        Raw materials                          $  806,000              $  801,000
        Work in process and subassemblies         829,000                 319,000
        Finished goods                            196,000                 102,000
                                               ----------              ----------
                                               $1,831,000              $1,222,000
                                               ==========              ==========

Note 3
------

     Property, plant and equipment, at cost, consist of the following:

                                                             September 30, 2001
                                                                (unaudited)          December 31, 2000
                                                          ---------------------     -------------------
     Building                                                    $      --              $2,004,000
     Leasehold improvements                                         35,000                      --
     Equipment and computers                                       415,000                 359,000
     Furniture and fixtures                                        202,000                 215,000
                                                                 ---------              ----------
          Total cost                                               652,000               2,578,000
     Less accumulated depreciation                                (281,000)               (249,000)
                                                                 ---------              ----------
                                                                 $ 371,000              $2,329,000
                                                                 =========              ==========

     In March 2001, the Company entered into a sale-leaseback transaction in which the Company sold and leased back its manufacturing facility. The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. The minimum lease payments required by the lease over the next five years are as follows:

                         2001                            $ 58,000
                         2002                             223,000
                         2003                             223,000
                         2004                             223,000
                         2005                             223,000
                         2006                              37,000
                                                         --------
                                                         $987,000
                                                         ========

Note 4
------

    At September 30, 2001 the Company had approximately $1.8 million outstanding under a revolving line of credit with a bank. The credit agreement provides for borrowings up to $2.5 million for financing inventories and is collateralized by substantially all of the Company's accounts receivable and inventories. The revolving credit agreement expires on December 1, 2001. The Company and bank have negotiated the renewal terms and have reached agreement in principle on an extension of the line of credit through January of 2003.


Note 5
------

     Accrued liabilities consist of the following:

                                                September 30, 2001       December 31, 2000
                                                   (unaudited)
                                                ------------------       -----------------
        Accrued payroll and benefits               $  563,000                $  373,000
        Accrued warranty expense                      575,000                   391,000
        Other accrued liabilities                     616,000                   645,000
                                                   ----------                ----------
                                                   $1,754,000                $1,409,000
                                                   ==========                ==========

Note 6
------

     Long-term debt consists of the following:

                                                                   September 30, 2001
                                                                      (unaudited)           December 31, 2000
                                                                ---------------------     -------------------
        Mortgage note payable at prime plus 0.25%,                    $      --                    $1,195,000
         twenty-year amortization, collateralized by a first
         trust deed on land and building
        Less current portion                                                 --                       (20,000)
                                                                      $      --                    $1,175,000
                                                                      ===========                  ==========

     In connection with the sale and leaseback of the Company's manufacturing facility, the mortgage note was retired.

Note 7
------

     Basic and diluted income and loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, have been excluded from per share calculations during the periods in which the Company reported a net loss, as the effect of the assumed exercise of common stock equivalents is not dilutive.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

Cautionary Statement With Respect To Forward-Looking Information:

     This Report contains forward-looking statements which include, but are not limited to, statements concerning the need for additional capital, our ability to renegotiate our line of credit and to continue to achieve profitability, the market acceptance of our products, the competitive nature of and anticipated growth in our markets, and our projected revenues, expenses, gross profit and net income. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including those set forth under "Risk Factors" below. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     You should read the following discussion and analysis in conjunction with the Unaudited Consolidated Condensed Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000, and our subsequent reports on Forms 10-Q and other filings with the SEC that discuss our business in greater detail.

Overview

     BioLase Technology, Inc. is an advanced medical technology company which manufactures and markets dental and surgical products, including Waterlase (TM) (HydroKinetic(R)) surgical cutting systems an other laser and non-laser products for the medical market. We are also involved in the research and development of related products with cosmetic, aesthetic and various medical applications. Our products incorporate patented and patent-pending technologies in the pursuit of painless surgery. The Company is currently a leading provider of painless hard and soft tissue dental laser surgery.

     The Company's principal products consist of the Waterlase(TM) system used for both hard and soft tissue applications, the TwiLite(TM) diode laser used solely for soft tissue applications and LaserSmile(TM), an add-on application to the TwiLite(TM) laser for cosmetic tooth whitening.

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

Results of Operations

     The following table sets forth certain statement of operations data expressed as a percentage of net sales:

                                                     Three Months Ended               Nine Months Ended
                                                       September  30,                   September  30,
                                               ------------------------------  --------------------------------
                                                       2001             2000             2001             2000
                                                      -----           ------            -----           ------
Net sales                                             100.0%           100.0%           100.0%           100.0%
Cost of sales                                          40.0             54.2             41.0             56.9
                                                      -----           ------            -----           ------
Gross profit                                           60.0             45.8             59.0             43.1
Operating expenses:
    Sales and marketing                                38.7             52.6             43.6             43.4
    General and administrative                         12.2             19.4             12.7             22.4
    Engineering and development                         7.3             26.3              8.8             28.3
                                                      -----           ------            -----           ------
Total operating expenses                               58.2             98.3             65.1             94.1
                                                      -----           ------            -----           ------
Income (loss) from operations                           1.8            (52.5)            (6.1)           (51.0)
Gain on sale of asset                                   0.7               --              0.3               --
Interest income                                         0.2              1.0              0.2              1.0
Interest expense                                       (0.5)            (1.7)            (1.1)            (1.6)
                                                      -----           ------            -----           ------
Net income (loss)                                       2.2%          (53.2)%           (6.7)%          (51.6)%
                                                      =====           ======            =====           ======

     Net Sales. Net sales for the three months ended September 30, 2001 were $4.7 million, an increase of $2.5 million or 114%, as compared with net sales of $2.2 million for the three months ended September 30, 2000. Net sales for the nine months ended September 30, 2001 were $12.1 million, an increase of $6.1 million or 103%, as compared with net sales of $6.0 million for the nine months ended September 30, 2000. This increase was largely attributable to an increase in the volume of our Waterlase(TM) and TwiLite(TM) lasers sold domestically and reflects our increased sales and marketing activities to aggressively expand the awareness of the benefits of our laser technologies. The increase in net sales also includes the initial sales of our LaserSmile(TM) tooth whitening application, which was launched in the third quarter of 2001 as an optional add-on feature to the TwiLite(TM) soft tissue laser system. The LaserSmile(TM) application allows the dentist to deliver both cosmetic and soft tissue services from the same laser system, expanding the applications of the TwiLite(TM) system.

     In July 2001, we were granted a U.S. patent for our laser-based technology for liposuction and other cosmetic soft tissue procedures. We plan to explore the feasibility of licensing this technology for certain related applications; but we intend to remain focused on the dental market for at least the near-term future. Also in July 2001, we received clearance by the Food and Drug Administration to market our Waterlase (TM) product for additional soft tissue procedures, such as the removal of diseased tissue in the treatment of gum disease, the recovery of dental implants, biopsies and other soft tissue procedures.

     Gross Profit. Gross profit for the three months ended September 30, 2001 was $2.8 million or 60% of net sales, an increase of $1.8 million or 180% from gross profit of $1.0 million or 46% of net sales for the three months ended September 30, 2000. Gross profit for the nine months ended September 30, 2001 was $7.1 million or 59% of net sales, an increase of $4.6 million or 177% from gross profit of $2.6 million or 43% of net sales for the nine months ended September 30, 2000. The increase in gross margin primarily reflects realized economies of scale associated with higher sales volumes, the relative increase of domestic sales which carry higher margins and manufacturing e fficiencies.

     Sales and Marketing Expense. Sales and marketing expense for the three months ended September 30, 2001 was $1.8 million or 39% of net sales, an increase of $660,000 or 57% from sales and marketing expense of $1.2 million or 53% of net sales for the three months ended September 30, 2000. Sales and marketing expense for the nine months ended September 30, 2001 was $5.3 million or 44% of net sales, an increase of $2.7 million or 103% from sales and marketing expense of $2.6 million or 43% of net sales for the nine months ended September 30, 2000. The increase in absolute dollars was primarily due to higher commissions and other variable costs driven by higher sales and the hiring of additional sales personnel to support the TwiLite(TM) and LaserSmile(TM) products. The decline as a percent of net sales reflects the significant increase in net sales.

     General and Administrative Expense. General and administrative expense for the three months ended September 30, 2001 was $572,000 or 12% of net sales, an increase of $148,000 or 35% from general and administrative expense of $424,000 or 19% of net sales for the three months ended September 30, 2000. General and administrative expense for the nine months ended September 30, 2001 was $1.5 million or 13% of net sales, an increase of $198,000 or 15% from general and administrative expense of $1.3 million or 22% of net sales for the nine months ended September 30, 2000. The increase in absolute dollars reflects an increase in the provision for doubtful accounts of $104,000 relating to certain slow paying international accounts.The decline as a percent of net sales reflects the significant increase in net sales.

     Engineering and Development Expense. Engineering and development expense for the three months ended September 30, 2001 was $340,000 or 7% of net sales, a decrease of $236,000 or 41% from engineering and development expense of $576,000 or 26% of net sales for the three months ended September 30, 2000. Engineering and development expense for the nine months ended September 30, 2001 was $1.1 million or 9% of net sales, a decrease of $629,000 or 38% from engineering and development expense of $1.7 million or 28% of net sales for the nine months ended September 30, 2000. The decrease in engineering and development expense reflects the successful completion of the development of the TwiLite(TM) soft tissue laser in November of 2000 and a corresponding decrease in our engineering personnel. This decrease was also due to improvements in our design processes that significantly increased the productivity of our engineering staff and reduced the time to market for new products. During the past twelve months, our engineering and development expenses have been targeted to specific projects to support the continuous improvement and additional applications of our principal products.

     Gain on Sale of Asset.    In March 2001, we entered into a sale-lease back
transaction in which we sold our manufacturing facility for an aggregate sales price of $2.3 million and subsequently leased the facility back from the new owner. This transaction resulted in a gain of $316,000, which has been deferred and is being amortized over the five-year term of the lease. We recorded a gain in the amount of $32,000 in the three and nine months ended September 30, 2001, related to this transaction.

     Interest Income and Expense. Interest income decreased 52% and 59% respectively for the three months and nine months ended September 30, 2001, primarily as a result of the decrease in bank savings and short-term investment rates. Interest expense decreased 41% in the third quarter of 2001 as a result of the decrease in LIBOR governing our line of credit rate, plus the reduction in interest on the mortgage note payable which was retired in March of 2001. Interest expense for the nine months ended September 30, 2001 increased 40% as a result of the mortgage note payable which was in place from August, 2000 to March, 2001, offset by the decrease in LIBOR on our line of credit.

Liquidity and Capital Resources

     Since inception, we have financed our operations through a combination of equity financings, option and warrant exercises and bank borrowings. At September 30, 2001, we had $695,000 in working capital and $2.4 million in cash and cash equivalents. At December 31, 2000, we had a $206,000 deficit in working capital and $2.0 million in cash and cash equivalents.

     For the nine months ended September 30, 2001 the principal sources of cash have been the proceeds of $1.1 million from the sale and leaseback of the Company's manufacturing facility (which the Company had purchased in August of 2000) and proceeds of $692,000 from the exercise of warrants and options. The principal uses of cash have been to finance operating activities in the amount of $1.2 million.

     Since 1997 the Company has used a $2.5 million revolving line of credit for the financing of inventory. At both December 31, 2000 and September 30, 2001, approximately $1.8 million was outstanding under this line of credit, which has an expiration date of December 1, 2001. The Company has reached agreement in principle with the lender and guarantor to renew the line through January of 2003.

     Provided that we are able to renew our line of credit and continue to achieve profitability, we believe that borrowings available under our line of credit and funds generated from our operations, together with our existing cash balances, will be sufficient to support our current operations and planned capital expenditures through the end of 2002. Nonetheless, we may still seek to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money.

     Should the Company be unable to complete the renewal of its line of credit, we would need to issue additional shares or divert resources to repay the line of credit, which would adversely affect the Company's operations and financial condition.

Risk Factors

     Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000 as well as our subsequent reports on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

     The forward-looking statements contained in this Report are subject to various risks, uncertainties and other factors, most of which are not completely within our control, that could cause actual results to differ materially from the results anticipated in such forward-looking statements. These risks and uncertainties, some of which are more fully discussed below and in our other filings with the SEC, include but are not limited to the following:

     .  Uncertainties relating to general economic conditions;

     . Uncertainties relating to worldwide political stability and trade policies;

     .  Uncertainties relating to government and regulatory policies;

     .  Unforeseen technological developments by competitors;

     .  The entry of new, well-capitalized competitors;

     . The availability and pricing of materials used in the manufacture of our products;

     . Uncertainties relating to the development, ownership and enforcement of intellectual property rights;

     .  Adverse changes in the financing of commercial health and dental plans;

     . Adverse changes in the financial markets affecting the availability and cost of capital;

     . The impact of natural disasters, including a major earthquake, on our operations; or

     . The ability to attract and retain qualified personnel to grow and compete effectively.

     Need for additional capital and uncertainty of future profitability. Our line of credit expires on December 1, 2001. While we have reached agreement in principle to renew this line of credit through January of 2003, the renewal has not yet been completed. If we are unable to renew and we are required to repay the line of credit, the diversion of resources for that purpose will adversely affect our operations and financial condition and our ability to achieve future growth in our net sales. Unless we can generate sufficient cash flow from sustained profitability, we will continue to be dependent on the availability of external financing to meet our operating and capital needs, including the repayment of current debt obligations. We may not be able to continue to achieve profitability and have historically encountered significant net losses in all prior periods, other than the three months ended September 30, 2001. Our ability to achieve sustained profitability is, in turn, dependent on many of the other risk factors identified in this Report below. We may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business plan and would have a material adverse effect on our business, financial condition and results of operations.

     Dependence on market acceptance of our products. Our future success will depend upon our ability to demonstrate to dentists and physicians the potential cost and performance advantages of our laser systems over traditional methods of treatment and, to a lesser extent over competitive laser systems. Our products represent relatively new technologies in the dental market, and have not yet achieved widespread market acceptance. Factors that may inhibit mass adoption of laser technologies by dentists and physicians include the cost of the products, concerns about the safety, efficacy and reliability of lasers and the ability to obtain reimbursement of laser procedures by health plans. Current economic pressure may make dentists and physicians reluctant to purchase substantial capital equipment or invest in new technologies. The failure of medical lasers to achieve broad market acceptance would ultimately have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

     Reliance on key suppliers. We purchase certain raw materials and components included in our products from a limited group of qualified suppliers, and we do not have long-term supply contracts with any of our key suppliers. Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of materials and components from our suppliers. Certain components of our products are currently available only from a single source or limited sources. Although we believe that alternate sources of supply are available for most of our single sourced materials and components, a change in a single or limited source supplier, or an inability to find an alternate supplier, could create manufacturing delays, disrupt sales and cash flow, and harm our reputation, any of which could adversely affect our business, financial condition and results of operations.

     Dependence on patents and proprietary technology.   Our success will
depend, in part, on our ability to obtain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. However, we cannot assure you that we will be able to obtain any further patents, that any of our proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide a sustainable competitive advantage. Also, competitors may claim that we have infringed their current or future intellectual property rights. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Additionally, in the event an intellectual property claim against us is successful, we might not be able to obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement. Any of the foregoing adverse events could seriously harm our business, financial condition and results of operations.

     Risks inherent in international sales. In the past few years, international sales have comprised a significant portion of our net sales. Political and economic conditions outside the United States could make it difficult to increase our international sales or to operate abroad.

     In the future, we intend to continue to pursue and expand our international business activities. International operations are subject to many inherent risks, including:

     .  political, social and economic instability;

     .  fluctuations in currency exchange rates;

     .  exposure to different legal standards;

     .  reduced protection for our intellectual property in some countries;

     .  burdens of complying with a variety of foreign laws;

     . import and export license requirements and restrictions of the United
       States and each other country in which we operate;

       trade restrictions;

     . the imposition of governmental controls;

     . unexpected changes in regulatory or certification requirements;

     . changes in tariffs;

     . difficulties in staffing and managing international operations;

     . longer collection periods and difficulties in collecting receivables from foreign entities; and

     . potentially adverse tax consequences.

     Risk of rapid changes in technology. The markets in which our laser products compete are subject to rapid technological change, evolving industry standards, frequent new device and pharmaceutical introductions and evolving dental and surgical techniques. These changes could render our products noncompetitive or obsolete. The success of our existing and future products is dependent on differentiation of our product from those of our competitors, the timely introduction of new products and the perceived benefit to the customer in terms of patient service and return on investment. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time-consuming and uncertain. There can be no assurance that we will successfully identify new product opportunities, be financially or otherwise capable of the research and development to bring new products to market in a timely manner or that products and technologies developed by others will not render our products obsolete.

     The risks and costs of government regulation. Our products are subject to extensive government regulation, both in the United States and other countries. To clinically test, manufacture and market products for human diagnostic and therapeutic use, we must comply with regulations and safety standards set by the U.S. Food and Drug Administration and comparable state and foreign agencies. Generally, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. The failure to receive requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary to remain competitive in our industry.

     The risk of competition. Our products compete with those of a number of foreign and domestic companies, including those companies who market traditional dental products such as dental drills, as well as other companies who market laser technologies in the dental and medical markets that we address. Some of our competitors have greater resources, financial, technical or otherwise, than us. And the rapid technological changes occurring in the healthcare industry are expected to lead to the entry of new competitors, especially as dental and medical lasers gain increasing market acceptance. Our ability to anticipate technological changes and to introduce enhanced products on a timely basis will be a significant factor in our ability to grow and remain competitive. New competitors or technology changes in laser products and methods could cause commoditization of such products, require price discounting or otherwise adversely affect our gross margins.

     Product liability exposure. The sale of dental and medical products involves the inherent risk of product liability claims against us. While we currently maintain product liability insurance coverage in an amount that we believe is adequate for our level of sales, this insurance is expensive, is subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us, if any, with respect to our products will be successfully defended or whether our insurance will be sufficient to cover liabilities resulting from such claims.

     Dependence on third party reimbursement. Our products are generally purchased by dental or medical professionals who then bill various third party payors, such as government programs or private insurance plans, for the procedures conducted using these products. Third party payors review and frequently challenge the prices charged for medical services in the United States. In many foreign countries, the prices are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally have been reimbursed, with the exception of cosmetic applications such as tooth whitening. However, we cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dentist or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by medical and dental professionals and could have an adverse effect on our business, financial condition and results of operations.

     Volatility of stock price. Our stock is currently traded on the Nasdaq Small Cap Market and has only limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. For example, the closing sale price of our common stock fluctuated from $6.70 to $1.13 over the last year despite steady improvement in our financial performance. On August 9, 2001, the closing sale price of our common stock declined 12% on volume of approximately nine million shares, absent any news about or announcements by us. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our revenue and financial results and a variety of risk factors, including the ones described elsewhere in this filing. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management's attention. In addition, with only a limited public market for our stock, the sale of a significant number of shares could be difficult to achieve and could cause a significant decline in the trading price of our stock. If our stock price drops below $1.00 for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq Small Cap Market, our shares could be delisted from the Nasdaq National Market and the marketability, liquidity and price of our common stock would be adversely affected.

     Risk related to acquisitions. Although we have not made any acquisitions to date, we might consider pursuing acquisitions of businesses, products or technologies in the future as a part of our growth strategy. Acquisitions could require significant capital infusions and could involve many risks, including but not limited to the following:

     . We may encounter difficulties in assimilating and integrating the operations, products and workforce of the acquired companies;

     . Acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to intangible assets;

     .  Acquisitions may be dilutive to our existing stockholders;

     .  Acquisitions may disrupt our ongoing business; and

     .  Key personnel of the acquired company may decide not to work for us.

     We cannot assure you that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all. In the event we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions.

     Reliance on key employees. Our future success depends in part upon the continued service of certain key personnel, including Jeffrey W. Jones, our Chief Executive Officer, whose employment agreement has a renewal date of December, 2001. Our future success also depends on our ability to attract, retain and motivate qualified personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel could adversely affect our business, financial condition and results of operations.

     Potential anti-takeover effects of our preferred stock. Our certificate of incorporation authorizes the issuance of up to 1.0 million shares of "blank check" preferred stock, which will have terms as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without obtaining stockholder approval, issue preferred stock with terms which could adversely affect the rights of the holders of common stock. We have also adopted a stockholder rights plan in which preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of BioLase. The existence of these features could prevent others from seeking to acquire shares of our common stock in transactions at premium prices.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

     Not Applicable.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

     From time to time, we are involved in legal proceedings in the ordinary course of our business. It is management's opinion that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition and results of operations, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 2.  Changes in Securities.
         ----------------------

     None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None.

Item 5.  Other Information.
         ------------------

     None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits

       None

     (b) Reports on Form 8-K

       None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 9, 2001                       BIOLASE TECHNOLOGY, INC.,
                                       (Registrant)



                                       By: /s/ EDSON J. ROOD
                                           ----------------------------
                                               Edson J. Rood
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)