Form 10-K
period 2001-12-31
BIOLASE TECHNOLOGY INC
filed 2002-04-01
CIK 811240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        --------------------------------

                                    Form 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           For the transition period from ____________ to ____________


                        Commission file number 000-19627

                            BIOLASE TECHNOLOGY, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                      87-0442441
       (State or Other Jurisdiction                         (I.R.S. Employer
     Of Incorporation or Organization)                     Identification No.)

                               981 Calle Amanecer
                         San Clemente, California 92673
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (949) 361-1200

        Securities registered pursuant to Section 12(b) of the Act: None.

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

                     Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                    ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $111,078,508. On March 1, 2002, there were 19,835,448 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to portions of the Registrant's proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

================================================================================

                    BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                     PART I
Item 1.  Business..............................................................4
Item 2.  Properties............................................................7
Item 3.  Legal Proceedings.....................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...................8

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................8
Item 6.  Selected Consolidated Financial Data..................................8
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........23
Item 8.  Financial Statements and Supplementary Data..........................23
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................24
Item 11. Executive Compensation...............................................24
Item 12. Security Ownership of Certain Beneficial Owners and Management.......24
Item 13. Certain Relationships and Related Transactions.......................24

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......25

                              CAUTIONARY STATEMENT

     This report contains forward-looking statements, which include, but are not limited to, statements concerning projected results of operations and financial condition, the market acceptance of our products, the competitive nature of and anticipated growth in our markets and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, assumptions and projections about our industry and reflect management's beliefs based on information available to us at the time of this Report. Words such as "anticipates," "expects," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including those set forth under "Risk Factors" in Item 7. These risks and uncertainties, some of which are more fully discussed below and in our other filings with the Securities and Exchange Commission include but are not limited to the following:

     . Uncertainties relating to worldwide political stability, general economic conditions and trade policies;

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

     Due to the foregoing risks and uncertainties, among others, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in the report and in our other reports filed with the Securities and Exchange Commission.

                                     PART I

Item 1.  Business

Background and Overview of Current Business

     BioLase Technology, Inc. is a medical technology company that designs, develops, manufactures and markets advanced dental, cosmetic and surgical products. Our principal products are water and laser based systems currently focused for use in dentistry. We have patents and have received clearances from the United States Food and Drug Administration ("FDA") for applications in markets other than dentistry, such as dermatology. However, our current business plan is focused on the dental market because of the significant market potential and our leading position in that market.

     From inception in 1987 until approximately 1999, we were engaged primarily in the research and development of the use of water and laser technology. We were financed by approximately $42 million in stockholder investments through a series of private placements, related warrants and stock options.

     In 1997, we received FDA clearance to market our patented core technology for a broad range of dermatological and general surgical soft tissue applications. In 1998, we received FDA clearance to market the Millenium(TM) (predecessor model of our current Waterlase(TM) system) for certain dental hard tissue applications. The clearance allowed us to commence domestic sales and marketing of our technology for hard and soft tissue applications.

     In 1999, after nearly 12 years of research and development, we began the commercialization of our HydroKinetic(R) technology, which was financed by private placements of $2.7 million and $2.5 million in 1999 and 2000, respectively. Net sales, which had been $1.8 million in 1997 and $1.4 million in 1998, grew to $7.0 million in 1999, $9.7 million in 2000 and $17.9 million in 2001.

     During 1999 and 2000, to meet the expanding demands for soft-tissue and whitening cosmetic dentistry applications, we designed a semiconductor diode laser system, which is now marketed as our LaserSmile(TM) system. We received FDA clearance to market the laser for a variety of soft-tissue medical applications in June 1999. In 2001, we received FDA clearance to market the LaserSmile(TM) system for cosmetic teeth whitening. We launched LaserSmile as a tooth whitening application in the third quarter of 2001.

     In 2002, we have received two additional FDA clearances for our Hydrokinetic(R) technology. First, we received clearance to market the system for complete root canal therapy (EndoLase(TM)). Second, we received clearance to market the system for cutting, shaving, contouring and resection of oral osseous tissues (bone) (OsseoLase(TM)). We consider these clearances to be very significant product development milestones.

     In December 2001, we formed BIOLASE Europe GmbH ("BIOLASE Europe"), a wholly-owned subsidiary based in Germany. In February 2002, BIOLASE Europe acquired a laser manufacturing facility in Germany and commenced manufacturing operations at that location. We anticipate that BIOLASE Europe and the new facility will enable us to expand our sales in Europe and neighboring international regions.

     Leveraging our core Hydrokinetics(R) technology in the dental market is fundamental to our current business strategy. However, we believe that our technology has broad uses beyond dentistry and we have obtained patents and FDA clearances for certain of these applications in the cosmetic and surgical markets.

Products

     The Waterlase(TM) system combines an erbium, chromium: yttrium, scandium, gallium, garnet (Er,Cr:YSGG) laser with a wavelength of 2790 nanometers with an air-water spray to create our patented HydroKinetic(R) technology. The Waterlase(TM) system produces laser pulses rapidly energizing water to remove enamel and dentin for cavity preparation (dental hard tissue). By adjusting the air-water spray level, the laser can be used for soft tissue procedures as well. When used outside of the HydroKinetic(R) mode (i.e., without the water), the unique wavelength cuts efficiently and provides exceptional levels of coagulation and hemostasis.

     Important benefits of the technology include:

     . Patients in most cases will not require anesthesia; trauma to the dental structure is significantly reduced;

     . The technology avoids the vibration and micro fractures associated with the high speed dental drill.

     . There is no smear layer as is commonly created by the dental drill;

     . There is a reduced likelihood of infection; the bonding of biomaterials can be significantly improved;

     . Patient throughput can be significantly improved as procedure times are reduced; and

     . The dentist can be provided additional revenue opportunities for soft tissue procedures which otherwise may need to be referred to a specialist or deferred.

     The LaserSmile(TM) system incorporates a diode semiconductor laser for a broad range of dental soft tissue and cosmetic procedures. For cosmetic whitening, a special arched photon hand piece is used to direct the laser light to a full quadrant of the teeth being treated. A proprietary gel is applied to the teeth, which gel is activated by the precise wavelength of the laser. This process provides rapid activation of the gel, which significantly reduces the time required for the procedure. Because of the efficiency of this system, procedures can be performed at lower energy levels, which can minimize sensitivity effects on the teeth.

     We also manufacture a wide variety of accessories and disposable products that add functionality to our two laser systems. The Waterlase(TM) system uses disposable tips of differing sizes based on the procedure being performed. We also market the gel and aftercare products related to the LaserSmile(TM) system. Sales of these consumables are not currently a significant part of our total sales; however, we anticipate that the sale of consumables in the future will constitute a larger part of our total net sales.

Sales and Marketing

     While we cannot determine the exact number of dental lasers currently in use, we estimate that total market penetration is negligible, with the majority of those lasers being used in soft tissue applications. Consequently, we believe the potential market for our products in dentistry is substantial.

     We are currently marketing both laser systems in the United States and in over twenty countries internationally (principally in Europe and Asia). Domestic sales are made through a direct sales force while international sales are made through a network of independent distributors. Because our domestic sales are generally to individual dentists, no single customer relationship has the potential of having a material effect on our business. International sales to distributors have not been concentrated and have generally been made through letters of credit or with payment in advance. The exception to that have been sales to our distributor in Germany, where we have extended credit after receiving a substantial down payment.

      We participate in regional, national and international trade shows and sponsor seminars to promote our products. Health professionals often participate in seminars, and in some regions are required to engage in continuing certified education regarding advancements in the dental and medical fields. We believe a substantial marketing effort must be made through these types of educational programs to increase the awareness of our technology and its benefits.

Manufacturing

      We manufacture certain proprietary components of our products, and we contract with various third party companies to manufacture other components for assembly by us. Substantially all of the materials used in our products have historically been manufactured domestically. While we have identified alternate suppliers for most of the components we purchase, we do rely on a single supplier for certain key components of our products.

      Until February 2002, all of our manufacturing facilities were located in San Clemente, California. With our recent formation of BIOLASE Europe and the acquisition of the laser production facility in Germany, a substantial part of our physical assets are located outside of the U.S.

Intellectual Property, Research and Product Development

      We have built a substantial portfolio of intellectual property that is protected by patents, patents pending, and trademarks relating to our core technologies. We classify our patents in four different dimensions: laser and water; hydrokinetics (laser energy exciting water); fluid conditioning; and device, or laser, characteristics.

      We are continually expanding and strengthening the protections afforded by patents. In 2001, we received 4 additional patents, which strengthened our positions on existing and expanded applications of our products. We rely on the protection afforded to our proprietary technologies and consider our intellectual property strategy to be a source of competitive advantage. We also rely on trade secrets, other proprietary know-how, continuing technological innovation and management experience to develop our competitive position.

      During the years ended December 31, 2001, 2000 and 1999, engineering and development expenses were approximately $1.5 million, $2.3 million and $2.4 million, respectively. Such expenditures were directed primarily to develop new products and to expand the capabilities of our existing products.

Competition

      In the domestic hard tissue dental market, we compete with several companies that are in the market to some degree or that are attempting to enter the market. In the international market, we have two competitors with substantial resources and several smaller competitors. Competing companies utilize a commonly available laser, the Erbium YAG (Er: YAG), developed initially for non-dental applications and subsequently applied to dentistry. We believe our Waterlase(TM) offers substantial performance advantages over the Er:
YAG lasers.

      We compete with three companies in the in-office cosmetic teeth-whitening market. Although these companies are substantial competitors, we believe the cosmetic market is strong and will continue to grow. We believe that we are able to differentiate our product based on the benefits of using a laser for the procedure plus the benefits of being able to use our product for many soft tissue procedures.

      We also experience competition from other technologies, including the traditional high and low-speed dental drills and air abrasion systems for clinical dental procedures; and from take-home products and in-store products for cosmetic teeth-whitening.

      We believe competition is based on price and product performance. We have priced our products at the high end of the range but believe that our product performance and demonstrated return on investment for our customers have been and will continue to be more important than price when competing.

      We believe that the following factors provide us with competitive advantages:

      . Our lead position and customer base in the hard tissue dental market

      . Our proprietary technology;

      . Our network of university researchers and academic leaders;

      . Our strong intellectual property portfolio; and

      . Our focused business strategy, strong sales force and experienced management team.

Employees

      As of March 1, 2002, we had 109 full-time employees, including 10 employees in our German facility. This represents an increase of 22 employees or 25% from the 87 employees as of March 2001. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations are good.

Item 2. Properties

      Our principal offices are located at 981 Calle Amanecer, San Clemente, California where, until August 2000, we had leased approximately 23,000 square feet at this facility. We purchased our principal offices in August 2000 with the property encumbered by a first trust deed to a bank. In March 2001, we sold the building to an unrelated third party and entered into a lease, which expires in March 2006. We believe that our facilities are sufficient for our current needs.

      In February 2002, our wholly-owned subsidiary, BIOLASE Europe, purchased a 20,000 square foot laser manufacturing facility in Floss, Germany. We anticipate that this facility will enable us to increase our sales in Europe and neighboring regions and to improve the technical support we provide there. We currently lease half of the facility to a third party and have begun manufacturing operations in the other half.

Item 3. Legal Proceedings

      From time to time, we are involved in legal proceedings incidental to our business. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations, cash flows or prospects, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is listed on the Nasdaq Small Cap Market under the symbol "BLTI." The following table sets forth the high and low sales price per share for our common stock as reported by Nasdaq for each quarter of 2001 and 2000:

                                             High                 Low
                                             ----                 ---

      Year Ended December 31, 2001

        First Quarter                       $3.03               $1.53
        Second Quarter                       5.07                2.09
        Third Quarter                        6.59                3.47
        Fourth Quarter                       6.80                3.60

      Year Ended December 31, 2000

        First Quarter                        7.00                1.19
        Second Quarter                       3.75                2.00
        Third Quarter                        2.72                1.97
        Fourth Quarter                       2.28                1.03

      As of March 1, 2002, the total number of record holders of our common stock was 346.

Dividend Policy

      We have never paid any cash dividends on our common stock since our incorporation, and we anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business.

Sale of Unregistered Securities

      On December 1, 2001, we issued to GEM Holdings Corp. ("GEM") 20,000 shares of unregistered common stock. The securities were issued to GEM in consideration for GEM's continuing to provide a guaranty of a $2.5 million credit facility (scheduled to be reduced to $1.8 million in May 2002), which expires on January 31, 2003. The issuance of the securities to GEM was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 6. Selected Consolidated Financial Data

      The following table sets forth our selected consolidated financial data for the periods presented. You should read this data along with our Consolidated Financial Statements and related Notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as the section of this report and our other reports entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          Years Ended December 31,
                                      ------------------------------------------------------------------
                                          2001          2000          1999          1998         1997
                                      ------------  ------------  -----------  -------------  ----------
                                                    (in thousands, except per share data)
Consolidated Statements of
 Operations Data:

Sales..............................   $  17,887     $    9,657    $   7,004    $     1,465    $   1,786
Gross profit.......................      10,588          4,828        2,852             47          259
Operating expenses (1).............      10,952          8,462        7,601         10,369        3,258
Loss from operations...............        (364)        (3,634)      (4,749)       (10,322)      (2,999)
Net loss...........................   $    (408)    $   (3,728)   $  (4,798)   $   (10,346)   $  (2,824)

Loss per share
 - basic and diluted (2)...........   $   (0.02)    $    (0.19)   $   (0.28)   $     (0.69)   $   (0.21)

Shares used in computation of
 basic loss per share..............      19,510         19,171       17,254         15,062       13,385

                                                          Years Ended December 31,
                                      ------------------------------------------------------------------
                                          2001          2000          1999          1998         1997
                                      ------------  ------------  -----------  -------------  ----------
                                                               (in thousands)
Consolidated Balance Sheet Data:

Working capital....................   $   1,135     $     (206)   $  (1,331)   $        89    $   1,719
Total assets.......................       7,561          6,599        2,672          3,911        3,396
Long-term liabilities..............         205          1,175           --             --           --
Stockholders' equity (deficit).....       1,579          1,056         (939)           662        2,095


(1) Operating expenses include non-recurring charges of $ 1.1 million and $ 5.1 million in 1999 and 1998, respectively. These charges were related to a severance agreement, a consulting agreement and write-off of product development assets in 1999. In 1998, the charge related to the write-off of in-process research and development costs related to the purchase of Laser Skin Toner, Inc. assets.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and Notes thereto, contained elsewhere in this report, before deciding to invest in our company or to maintain or increase your investment.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

      The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-8.

      Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB 101.

      Warranty Expense. Products sold are generally covered by a warranty against defects in material and workmanship for a period of one year. We accrue a warranty reserve for estimated costs to provide warranty services. We estimate costs to service warranty obligations based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, warranty accrual will increase, resulting in decreased gross profit.

      Valuation of Long-Lived Assets. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Inventory. Inventory is valued at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventories and record an allowance for obsolescence based on such evaluation, with a corresponding provision included in cost of sales. Material differences in estimates of obsolete inventory may result in the amount and timing of cost of sales for any period if we made different judgments or utilized different estimates.

      Allowance For Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Litigation and Other Contingencies. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. To date, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to its contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position.

Results of Operations

     Net Sales. Net sales increased by 85% to $17.9 million in 2001 from $9.7 million in 2000. This increase was primarily due to a 176%, or $7.7 million growth in domestic sales of our Waterlase(TM) system. Domestic sales were also boosted in the third and fourth quarters of 2001 by the introduction of our LaserSmile(TM) cosmetic whitening system. These increases were offset by a 28%, or $1.1 million decrease in international sales in 2001 as we concentrated our resources on growing sales in the domestic market. We are re-evaluating our international distribution methods and taking steps to strengthen our position internationally. The acquisition of the laser facility in Germany represents one of those steps. In addition to being able to manufacture closer to the customer, we anticipate that the local presence of a field technical staff will improve our customer service and enhance sales growth.

     We anticipate that our recent receipt of FDA clearances to market our Waterlase(TM) system for root canal therapy and for bone applications should have an incrementally positive effect on sales growth in 2002. However, the full benefit of these clearances may not be realized until years beyond 2002 as practitioners learn to apply this technology to complex procedures.

     Net sales grew 38% to $9.7 million in 2000 from $7.0 million in 1999. A key factor in the growth was a 78% increase in export sales to $4.2 million in 2000. Alliances with international distributors primarily drove the increase in export sales. In particular, during 2000, we recommenced sales to Germany through a new German distributor. We believe the German market represents one of the largest markets for our products in Europe. We also commenced sales in France, Korea, Taiwan and Japan during 2000.

     Domestic sales also grew in 2000 but at a lesser rate than in the previous year as some customers deferred purchases in anticipation of the introduction of a new and improved model of our hard tissue laser system, now known as the Waterlase(TM). The introduction of the TwiLite(TM) diode laser system (predecessor of our LaserSmile(TM) system) also added to sales growth in 2000. Both products were introduced during the third quarter of 2000.

     Gross Profit. Gross profit increased 119% to $10.6 million in 2001 from $4.8 million in 2000. This increase was largely the result of spreading the fixed costs of manufacturing over more units, an improvement in labor productivity, and engineering cost reductions in the material components of the products. Gross margin increased from 50% of net sales in 2000 to 59% of net sales in 2001. We expect to make further productivity improvements in labor and materials. However, we also expect to see step increases in fixed costs related to growth, which will constrain the increases in gross profit resulting from volume and productivity improvements. Fixed costs related to our German facility, although not expected to be significant, are an example of such step costs.

     Gross profit increased 69% in 2000 from $2.9 million in 1999. Gross margin increased to 50% of net sales in 2000 from 41% of net sales in 1999. The improvement in the gross margin was due principally to increased sales volume, combined with the improved design of the Waterlase(TM) system, which resulted in lower material costs and increased manufacturing efficiencies. The introduction of the TwiLite(TM) diode laser system during the third quarter of 2000 also contributed to the higher gross margins.

     Sales and Marketing Expense. Sales and marketing expense increased 71% to $7.4 million in 2001 compared to $4.3 million in 2000. As a percent of net sales, however, these expenses decreased to 42% in 2001 from 45% in 2000. The increase in absolute dollars was largely due to the 85% increase in net sales in 2001 and included increased sales commissions and an increase in the number of sales representatives. Marketing costs also increased as we increased the number of trade shows, seminars and symposiums that we attended and sponsored.

     We plan to continue to invest heavily in sales and marketing activities to increase dentists' awareness of the benefits of our technology. However, we expect that, as a percent of sales, these expenses will continue to decrease slowly.

     Sales and marketing expense increased 60% in 2000 from $2.7 million in 1999. As a percent of net sales, sales and marketing expense increased to 45% in 2000 from 39% in 1999. The increase in absolute dollars and as a percent of net sales was primarily due to (i) higher sales volume, (ii) the expansion of our domestic sales force and marketing infrastructure, (iii) increased marketing and advertising costs, and (iv) an increase in the number of teaching and educational seminars and activities promoting our products, both domestically and abroad.

     General and Administrative Expense. General and administrative expense increased 9% to $2.0 million in 2001 from $1.8 million in 2000. As a percent of net sales, general and administrative expense decreased to 11% of net sales in 2001 from 19% of net sales in 2000. The increase in absolute dollars in 2001 primarily related to the cost of infrastructure needed to support the growth of the business. We also experienced increases in the cost of insurance not only related to growth but also as a result of tighter insurance market conditions. We expect insurance pricing increases to continue in 2002.

     General and administrative expense decreased 26% in 2000 from $2.5 million in 1999. Absent $610,000 in non-recurring charges, which were included in 1999, general and administrative expense in absolute dollars for 2000 would reflect a nominal decrease of 1% compared to 1999.

     Engineering and Development Expense. Engineering and development expense decreased 34% to $1.5 million in 2001 from $2.3 million in 2000. As a percent of net sales, engineering and development expense decreased to 9% of net sales in 2001 from 24% of net sales in 2000. This decrease was related to the change in the development cycle for our products. Engineering costs also decreased as a result of process improvements, which reduced the number of employees needed to sustain the activities of the function. Our engineering efforts are currently directed at new product development plus continuing product improvement on our laser systems. Development efforts are currently focused on strengthening our patent portfolio and obtaining FDA clearances for additional applications for existing and future products.

     Engineering and development expense decreased 6% in 2000 from $2.4 million in 1999. After consideration of $483,000 of non-recurring charges included in fiscal 1999 related to the acquisition of Laser Skin Toner, Inc. (see Note 6 in the Consolidated Financial Statements), engineering and development expense for 2000 would have reflected an increase of 18% from 1999. This increase was principally due to development of the Waterlase(TM) system and the LaserSmile(TM) system.

     Gain on Sale of Assets. The gain on sale of assets of $79,000 in 2001 is primarily related to two transactions. In 2000, we purchased our San Clemente manufacturing facility and offices in order to avoid moving our operations. In 2001, we sold the facility and leased it back for a five-year term with an additional five year option, resulting in a gain of $316,000. We are recognizing that gain for accounting purposes over the term of the lease. In 2001, we recognized $48,000 of this gain. We also sold inventory and assets relating to our inactive subsidiary, Societe Endotechnic, in 2001 for a gain of $31,000.

     Interest income decreased 36% in 2001 principally due to lower short-term interest rates in 2001. Interest expense remained relatively unchanged from 2000 to 2001. Although the variable interest rate on our line of credit decreased with other short-term interest rates in 2001, we incurred interest expense on the mortgage note payable that financed the purchase of our facility. The interest expense from the mortgage note for three months of 2001 offset the decrease in interest on our line of credit.

     Interest income increased 53% in 2000 primarily due to higher average cash balances maintained in interest-bearing accounts over the previous year, as well as higher interest rates on short-term cash investments. Interest expense increased 75% over 1999 primarily due to a higher average balance during 2000 on our line of credit than in 1999, as well as higher interest rates for short-term debt.

Liquidity and Capital Resources

     At December 31, 2001, we had $1.1 million in working capital. Our working capital requirements in 2000 and 1999 were financed through the private placement of equity securities, netting proceeds of $2.5 million and $2.7 million, respectively. We also received proceeds in 2000 and 1999 from the exercise of warrants and stock options in the amounts of $3.2 million and $85,000, respectively. In 2001, we incurred negative cash flow of $1.0 million from operating activities, substantially all resulting from the net increase in working capital. We financed our negative cash flow from operations through exercise of warrants and options of $803,000 and from net cash received on the sale of our facility of $1.1 million. At December 31, 2001, cash and cash equivalents was $2.7 million compared to $2.0 million at the end of 2000.

     Accounts receivable, net, increased to $2.1 million at December 31, 2001 from $758,000 at December 31, 2000. The increase was due to the higher sales volume experienced in the fourth quarter for which the receivable will be collected in the first quarter of 2002. We believe that the allowance for doubtful accounts at December 31, 2001 of $195,000 is adequate to provide for anticipated losses on uncollectible amounts.

     Inventories, net, increased to $1.9 million at December 31, 2001 from $1.2 million at December 31, 2000. The increase was due to increased production necessary to meet 2001 sales and expected 2002 demand. Inventory turnover improved during 2001 to an average of 5.3 times, or every 69 days, from an average of 4.8 times, or every 76 days in 2000. We expect inventory levels to increase in 2002 in support of anticipated higher sales levels.

     Our business continues to focus on the manufacturing and marketing of laser-based technologies the Waterlase(TM) and the LaserSmile(TM) laser systems. Financing the development of our products and our operations has been achieved principally through the private placements of common stock and the exercise of stock options and warrants, though we have experienced significant increased sales over the last two years. During the three years ended December 31, 2001, we have raised approximately $9.4 million of net equity funds in this manner.

     We believe that cash and cash equivalents, cash generated from operations and amounts available under our current revolving credit agreement will be adequate to meet our debt service requirements, capital expenditures and sustain our operations through the end of fiscal 2002. Should we require further capital resources in 2002, we would most likely address such requirement through a combination of product sales, sales of equity securities through private placements, and/or debt financing. If such additional debt or equity is needed, no assurances can be given that we would be able to obtain such additional capital resources. If unexpected events occur requiring us to obtain additional capital and we are unable to do so, we then might attempt to preserve our available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back our operations. If we were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on our financial position, results of operations and cash flows.

     At December 31, 2001, we had $1.8 million outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2.5 million for the financing of inventory and is collateralized by substantially all of our accounts receivable and inventories. The interest rate is computed based upon LIBOR plus 0.5%. The balance at December 31, 2000 was $1.8 million and during 2001, there were no draws or repayments. We do not intend to make any further borrowings under this line of credit in the immediate future. In May 2002, this line of credit will be reduced to $1.8 million. The current revolving credit agreement expires on January 31, 2003, at which point we will be required either to pay any remaining balance of the credit facility or refinance the credit facility. In addition, during 2002, we expect that warrants expiring in 2002 will be exercised, generating up to an additional $2.2 million from external sources.

     In February 2002, our wholly-owned subsidiary, BIOLASE Europe purchased a production facility in Germany with ten employees for $1,000,000. We are required to pay the first installment of the purchase price by May 31, 2002. The amount of the first installment will be determined by us, but must be between $300,000 and $500,000. Thereafter, we must pay $500,000 by April 1, 2003 and the balance of the purchase price, if any, must be paid by December 1, 2003. We are currently negotiating with a third party for that party to pay all or a portion of the first installment in exchange for certain rights that we would grant to the third party. In the event we do not reach an agreement with this third party, then both the purchase price and the initial installment will be reduced by $150,000.

     The facility, which is ISO 9001 certified, consists of two buildings equipped for laser production. This facility will substantially increase our production capacity. BIOLASE Europe also has a highly qualified technical staff experienced in laser principles and design, delivery systems, optics, technical service and field support. BIOLASE Europe will manufacture our products in Germany, provide direct support for our expanding international dealer network and contribute to our ongoing research and development of new products.

     We have no other material commitments for capital expenditures.

Selected Quarterly Financial Data

                                                               Quarters Ended
                                        --------------------------------------------------------
                                        March 31,     June 30,     September 30,    December 31,
                                        ---------     --------     -------------    ------------
                                              (amounts in thousands, except per share data)
2001
----
Net sales ..........................    $   3,083     $   4,335    $    4,676       $     5,793
Gross profit .......................        1,729         2,601         2,805             3,453
Income (loss) from operations ......         (703)         (121)           82               378
Net income (loss) ..................         (773)         (147)          102               410
Net income (loss) per share -
   basic and diluted ...............        (0.04)        (0.01)         0.01              0.02

2000
----
Net sales ..........................        1,527         2,259         2,187             3,684
Gross profit .......................          536         1,039         1,002             2,251
Loss from operations ...............       (1,016)         (883)       (1,149)             (586)
Net loss ...........................       (1,032)         (888)       (1,165)             (643)
Net loss per share -
   basic and diluted ...............        (0.06)        (0.04)        (0.06)            (0.03)


Impact of Changing Prices on Sales and Income

     Inflation has not historically had a material impact on our operating expenses. The effect of deflation on the pricing of technology products has not yet had a material impact on our ability to price our products. We are currently unable to predict what effect, if any, it may have in the future.

New Accounting Pronouncements

     In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this statement. As we do not have any goodwill or material intangible assets, the adoption of these statements will not have a material impact on our financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. This statement provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement retains the requirements of SFAS No. 121 related to long-lived asset impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope. The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

Risk Factors

     Before investing in our company or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

     We May Not Be Able to Continue or Increase Our Net Income in the Future, Which May Cause the Trading Price of Our Common Stock to Decline.

     We may not be able to continue to achieve net income. Prior to the third and fourth quarters of 2001, we had not reached the break-even point as we transitioned from our research and development phase and began commercializing our technology. Even if we continue to achieve net income, we may not be able to increase net income on a quarterly or annual basis in the future. Our ability to achieve sustained or increased net income is, in turn, dependent on many of the other risk factors identified in this report below. If we are unable to continue or increase our net income in the future, we may not be able to successfully operate our business and our stock price may decline.

     We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs.

     Our line of credit expires on January 31, 2003. If we are unable to renew our line of credit at that time on acceptable terms, or at all, and we are required to repay the line of credit, absent sufficient cash flow from operations or the sale of securities, the diversion of resources for that purpose will adversely affect our operations and financial condition and our ability to achieve future growth in our net sales. Unless we can generate sufficient cash flow from sustained profitability, we will continue to be dependent on the availability of external financing to meet our operating and capital needs, including the repayment of current debt obligations. We may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. Our inability to raise additional funds on a timely basis will make it difficult for us to achieve our business plan and will have a material adverse effect on our business, financial condition and results of operations.

     Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods and We May Fail to Meet Expectations, Which May Cause The Price of Our Common Stock to Decline.

     Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our revenues and operating results include the factors described in the subheadings below as well as:

     .    the evolving and varying demand for dental and medical lasers;

     . our ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

     .    our ability to control costs;

     . the size, timing, rescheduling or cancellation of significant customer orders;

     .    the introduction of new products by competitors;

     . the availability and reliability of components used to manufacture our products;

     . changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

     . the mix of our domestic and international sales, and the risks and uncertainties associated with our international business;

     . costs associated with any future acquisitions of technologies and businesses; and

     . general global economic and political conditions, including international conflicts and acts of terrorism.

     In addition, a significant amount of our sales in any quarter may consist of sales through a single distributor. As a result, the timing of orders by this distributor may impact our quarter to quarter results. The loss of or a substantial reduction in orders from this distributor could seriously harm our business, financial condition and results of operations. Due to all of the factors listed above and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

     Our Business Depends on the Acceptance of Our Products, and It Is Uncertain Whether the Market Will Broadly Accept Our Products.

     Our future success will depend on our ability to demonstrate to dentists and physicians the potential cost and performance advantages of our laser systems over traditional methods of treatment and, to a lesser extent, over competitive laser systems. Our products represent relatively new technologies in the dental market, and have not yet achieved widespread market acceptance. Factors that may inhibit mass adoption of laser technologies by dentists and physicians include the cost of the products, concerns about the safety, efficacy and reliability of lasers and the ability to obtain reimbursement of laser procedures under health plans. Current economic pressure may make dentists and physicians reluctant to purchase substantial capital equipment or invest in new technologies. The failure of medical lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

     We Depend on a Limited Number of Suppliers, and If We Cannot Secure Alternate Suppliers, Our Business May Be Harmed.

     We purchase certain raw materials and components included in our products from a limited group of qualified suppliers, and we do not have long-term supply contracts with any of our key suppliers. Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of materials and components from our suppliers. Certain components of our products are currently available only from a single source or limited sources. Although we believe that alternate sources of supply are available for most of our single-sourced materials and components, a change in a single or limited source supplier, or an inability to find an alternate supplier, could create manufacturing delays, disrupt sales and cash flow, and harm our reputation, any of which could adversely affect our business, financial condition and results of operations.

     If We Are Unable to Protect Our Intellectual Property Rights, Our Competitive Position Could Be Harmed or We Could Be Required to Incur Expenses to Enforce Our Rights.

     Our success will depend, in part, on our ability to obtain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. However, we cannot assure you that we will be able to obtain any further patents, that any of our proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide a sustainable competitive advantage. Competitors may claim that we have infringed their current or future intellectual property rights. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Additionally, in the event an intellectual property claim against us is successful, we might not be able to obtain a license on acceptable terms or license a substitute technology or redesign our products to avoid infringement. Any of the foregoing adverse events could seriously harm our business, financial condition and results of operations.

     We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets.

     In the past few years, international sales have comprised a significant portion of our net sales. Our international sales declined significantly in the current year, and political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad.

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

     .    trade restrictions;

     .    the imposition of governmental controls;

     .    unexpected changes in regulatory or certification requirements;

     .    changes in tariffs;

     .    difficulties in staffing and managing international operations;

     . longer collection periods and difficulties in collecting receivables from foreign entities; and

     .    potentially adverse tax consequences.

     We believe that international sales will continue to represent a significant portion of our net sales, and that continued growth and profitability may require further expansion of our international operations. A substantial percentage of our international sales are denominated in the local currency. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and operating results.

     Product Liability Claims Against Us Could Be Costly and Could Harm Our Reputation.

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

     Rapid Changes in Technology Could Harm the Demand for Our Products or Result in Significant Additional Costs.

     The markets in which our laser products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, frequent new device and pharmaceutical introductions and evolving dental and surgical techniques. These changes could render our products noncompetitive or obsolete. The success of our existing and future products is dependent on the differentiation of our products from those of our competitors, the timely introduction of new products and the perceived benefit to the customer in terms of patient service and return on investment. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time-consuming and uncertain. We have in the past experienced delays in product development. We cannot assure you that we will successfully identify new product opportunities, be financially or otherwise capable of the research and development to bring new products to market in a timely manner or that product and technologies developed by others will not render our products obsolete.

     We May Not Be Able to Compete Successfully Against Our Current and Future Competitors.

     Our products compete with those of a number of foreign and domestic companies, including those companies that market traditional dental products such as dental drills, as well as other companies that market laser technologies in the dental and medical markets that we address. Some of our competitors have greater financial, technical, marketing or other resources than us. This may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the development and introduction of enhanced products than we can. In addition, the rapid technological changes occurring in the healthcare industry are expected to lead to the entry of new competitors, especially as dental and medical lasers gain increasing market acceptance. Our ability to anticipate technological changes and to introduce enhanced products on a timely basis will be a significant factor in our ability to grow and remain competitive. New competitors or technology changes in laser products and methods could cause commoditization of such products, require price discounting or otherwise adversely affect our gross margins.

     Changes in Government Regulation or the Inability to Obtain Necessary Government Approvals Could Harm Our Business.

     Our products are subject to extensive government regulation, both in the United States and other countries. To clinically test, manufacture and market products for human diagnostic and therapeutic use, we must comply with regulations and safety standards set by the U.S. Food and Drug Administration and comparable state and foreign agencies. Generally, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. The failure to receive requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive.

     If Our Customers Cannot Obtain Third Party Reimbursement for Their Use of Our Products, They May Be Less Inclined to Purchase Our Products.

     Our products are generally purchased by dental or medical professionals who then bill various third party payors, such as government programs or private insurance plans, for the procedures conducted using these products. In the United States third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally have been reimbursed, with the exception of cosmetic applications such as tooth whitening. The inability to obtain reimbursement for services using our products could deter dentists and physicians from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes would act as disincentives for capital investments by dental and medical professionals and could have an adverse effect on our business, financial condition and results of operations.

     The Failure to Attract and Retain Key Personnel Could Adversely Affect Our Business.

     Our future success depends in part on the continued service of certain key personnel, including Jeffrey W. Jones, our Chief Executive Officer, Edson J. Rood, our Chief Financial Officer, Ioana Rizoiu, our Vice President of Clinical Research, and Keith Bateman, our Vice President of Global Sales. We do not have employment agreements with any of our key employees, other than with Mr. Jones, whose employment agreement was renewed in January 2002 for an additional two-year term.

     Our success will also depend in large part on our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

     Potential Future Acquisitions Could Have Unintended Negative Consequences Which Could Harm Our Business and Cause Our Stock Price to Decline.

     We may consider pursuing acquisitions of businesses, products or technologies in the future as a part of our growth strategy. Acquisitions could require significant capital infusions and could involve many risks, including but not limited to the following:

     . We may encounter difficulties in assimilating and integrating the operations, products and workforce of the acquired companies;

     . Acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation, goodwill and other intangible assets;

     .    Acquisitions may be dilutive to our existing stockholders;

     . Acquisitions may disrupt our ongoing business and distract our management; and

     .    Key personnel of the acquired company may decide not to work for us.

     We cannot assure you that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all. In the event we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions.

     Our Common Stock Price Has Been Volatile, Which Could Result in Substantial Losses for Individual Stockholders.

     Our common stock is currently traded on the Nasdaq Small Cap Market and has only limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. For example, the closing per share sale price of our common stock fluctuated from $7.00 to $1.03 over the prior fiscal year despite steady improvement in our financial performance. On August 9, 2001, the closing sale price of our common stock declined 12% from $5.87 per share on volume of approximately 900,000 shares, absent any news about or announcements by us. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our revenue and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management's attention. In addition, with only a limited public market for our stock, it would be difficult to sell a significant amount of our stock, which could cause a significant decline in the trading price of our stock. If our stock price drops below $1.00 per share for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq Small Cap Market, our shares could be delisted from the Nasdaq Small Cap Market and the marketability, liquidity and price of our common stock would be adversely affected.

     We are Exposed to Risks Associated with the Recent Worldwide Economic Slowdown and Related Uncertainties.

     Concerns about decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military activity have resulted in a downturn in economic conditions, both domestically and internationally. These unfavorable economic conditions could ultimately cause a slowdown in customer orders, an increase in the number of cancellations and the rescheduling of backlog, if any. In addition, recent political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the U.S. and worldwide. Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

     Future Sales of Our Common Stock Could Affect the Stock Price.

     If our stockholders sell substantial amounts of our common stock, including shares issued on the exercise of options and warrants, in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2001, we had 19,733,848 shares of common stock outstanding. All of these shares, other than shares held by affiliates, are freely tradable.

     We Have Adopted Anti-Takeover Defenses That Could Delay or Prevent an Acquisition of Our Company and May Affect the Price of Our Common Stock.

     Certain provisions of our certificate of incorporation and stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

     Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of "blank check" preferred stock, which will have terms as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors may, without obtaining stockholder approval, issue preferred stock with terms which could have preference over and adversely affect the rights of the holders of common stock. This issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We are also subject to the Delaware anti-takeover laws which may prevent, delay or impede a merger or takeover of our company, and we have not opted out of the provisions of such laws through either our certificate of incorporation or our bylaws.

     In December 1998, we adopted a stockholder rights plan pursuant to which one preferred stock purchase right is distributed to our stockholders for each share of our common stock held by them. In the event that a third party acquires 15% or more of our outstanding common stock, the holders of these rights will be able to purchase the underlying junior participating preferred stock as a way to discourage, delay or prevent a change in control of our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult. The existence of these features could prevent others from seeking to acquire shares of our common stock in transactions at premium prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our debt currently consists of a financing arrangement for a revolving line of credit of up to $2.5 million. The interest rate on our line of credit varies with the short-term interest markets and is adjusted quarterly to match LIBOR plus 0.5%. At December 31, 2001, the interest rate on the outstanding balance was 2.7%.

     We have sales to, and purchase a small amount of components from, foreign countries. Foreign currency exchange risks in these transactions have been minimal. Until our acquisition of the laser production facility in Germany in February 2002, we had no assets located outside of the United States. In conjunction with the $700,000 of promissory notes issued by us in that acquisition, which are due in 2003, we purchased a forward contract to hedge the risk of currency fluctuations.

Item 8. Financial Statements and Supplementary Data

     All financial statements and supplementary data required by this Item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                PART III

Item 10. Directors and Executive Officers of the Registrant

     Information called for by this item is incorporated by reference to the definitive proxy statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2001.

Item 11. Executive Compensation

     Information called for by this item is incorporated by reference to the definitive proxy statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information called for by this item is incorporated by reference to the definitive proxy statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2001.

Item 13. Certain Relationships and Related Transactions

     Information called for by this item is incorporated by reference to the definitive proxy statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

     (1)  Financial Statements:
                                                                            Page
                                                                            ----
     Report of Independent Accountants ....................................  F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000 .........  F-3
     Consolidated Statements of Operations for the years ended
       December 31, 2001, 2000 and 1999 ...................................  F-4
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 .............................  F-5
     Consolidated Statements of Cash Flow for the years ended
       December 31, 2001, 2000 and 1999 ...................................  F-6
     Notes to the Consolidated Financial Statements .......................  F-7

     (2)  Financial Statement Schedule:

     Schedule II - Consolidated Valuation and Qualifying Accounts and
       Reserves for the years ended December 31, 2001, 2000 and 1999 ......  S-1

     (3)  Exhibits:

     The following exhibits are being filed with this Annual Report on Form 10-K or are incorporated by reference therein in accordance with the designated footnote references.

Exhibit
Number   Description
------   -----------
3.1      Restated Certificate of Incorporation, as Amended. (2)
3.2      Amended and Restated Bylaws. (3)
4.3      Certificate of Designations, Preferences and Rights of Series A 6%
         Redeemable Cumulative Convertible Preferred Stock of BIOLASE
         Technology, Inc. (5)
4.4      Form of Participant Stock Purchase Warrant Certificate. (6)
4.5      Form of Agent Stock Purchase Warrant Certificate. (6)
4.6      Rights Agreement dated as of December 31, 1998 between the Registrant and U.S. Stock Transfer Corporation. (7)
10.2     1990 Stock Option Plan. (1)
10.9     1992 Stock Option Plan. (1)
10.18    Amended and Restated 1993 Stock Option Plan. (3)
10.18a   First Amendment to Amended and Restated 1993 Stock Option Plan. (4)
10.19    Amended and Restated 1993 Stock Compensation Plan. (2)
10.20    Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)
10.28    Amended and Restated Employment Agreement, dated December 18, 1998, by and between the Registrant and Jeffrey W. Jones. (8)
21.      Subsidiaries (1)
23.      Consent of Independent Accountants

-----------------

(1) Filed with the Registrant's Registration Statement on Form S-1 dated October 9, 1992 and incorporated by reference.
(2) Filed with the Registrant's 1993 Annual Report on Form 10-K dated April 14, 1994 and incorporated by reference.
(3) Filed with the Registrant's 1995 Second Quarter Report on Form 10-QSB dated September 15, 1995 and incorporated by reference.
(4) Filed with the Registrant's 1995 Annual Report on Form 10-KSB dated May 6, 1996 and incorporated by reference.
(5) Filed with the Registrant's 1996 Third Quarter Report on Form 10-QSB dated November 19, 1996 and incorporated by reference.
(6) Filed with the Registrant's 1996 Annual Report on Form 10KSB dated April 11, 1997 and incorporated by reference.
(7) Filed with the Registrant's Registration Statement on Form 8-A dated December 29, 1998 and incorporated by reference.
(8) Filed with Amendment No. 1 to the Registrant's Registration Statement on Form S3 dated February 12, 1999 and incorporated by reference.


(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March 28, 2002.


                                 BIOLASE TECHNOLOGY, INC.,
                                 a Delaware corporation

                                 By:  /s/ Jeffrey W. Jones
                                      --------------------------------------
                                      Jeffrey W. Jones
                                      President, Chief Executive Officer and
                                      Director



                                POWER OF ATTORNEY

     We, the undersigned officers and directors of BioLase Technology, Inc., do hereby constitute and appoint Jeffrey W. Jones and Edson J. Rood, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                        Title                                          Date
---------                        -----                                          ----

/s/ Jeffrey W. Jones             President, Chief Executive Officer and         March 28, 2002
-----------------------------    Director (Principal Executive Officer)
Jeffrey W. Jones

/s/ Frederico Pignatelli         Director and Chairman of the Board             March 28, 2002
-----------------------------
Frederico Pignatelli

/s/ William A. Owens             Director                                       March 28, 2002
-----------------------------
William A. Owens

/s/ George V. d'Arbeloff         Director                                       March 28, 2002
-----------------------------
George V. d'Arbeloff

/s/ Edson J. Rood                Vice President and Chief Financial Officer     March 28, 2002
-----------------------------    (Principal Financial Officer)
Edson J. Rood

                                     27

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedule
--------------------------------------------------------------------------------

                                                                            Page

Report of Independent Accountants .......................................... F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 ............... F-3

Consolidated Statements of Operations for the years ended December 31, 2001,
2000 and 1999 .............................................................. F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999 ..................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
2000 and 1999 .............................................................. F-6

Notes to Consolidated Financial Statements ................................. F-7


SCHEDULE

Schedule numbered in accordance with Rule 5.04 of Regulation S-X:

II.  Consolidated Valuation and Qualifying Accounts and Reserves ........... S-1

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of BioLase Technology, Inc. and Subsidiaries
San Clemente, California


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioLase Technology Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California

March 1, 2002

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   December 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------

Assets
Current assets:

 Cash and cash equivalents                               $   2,670,000  $  2,002,000
 Accounts receivable, less allowance of $195,000 and
  $121,000 in 2001 and 2000, respectively                    2,095,000       758,000
 Inventories                                                 1,887,000     1,222,000
 Prepaid expenses and other current assets                     260,000       180,000
                                                         -------------  ------------
     Total current assets                                    6,912,000     4,162,000


Property, plant and equipment, net                             392,000     2,329,000
Patents, trademarks and licenses, net                           91,000       104,000
Other assets                                                   166,000         4,000
                                                         -------------  ------------

     Total assets                                        $   7,561,000  $  6,599,000
                                                         =============  ============

Liabilities and Stockholders' Equity
Current liabilities:

 Line of credit                                          $   1,792,000  $  1,792,000
 Accounts payable                                            1,656,000       946,000
 Accrued liabilities                                         1,976,000     1,410,000
 Customer deposits                                             290,000       200,000
 Deferred gain on sale of building, current portion             63,000           -
 Current portion of long-term debt                                 -          20,000
                                                         -------------  ------------
     Total current liabilities                               5,777,000     4,368,000

Deferred gain on sale of building                              205,000           -
Long-term debt, net of current portion                             -       1,175,000
                                                         -------------  ------------
     Total liabilities                                       5,982,000     5,543,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $0.001; 1,000,000 shares
   authorized; no shares issued and outstanding in 2001
   and 2000                                                        -             -
  Common stock, par value $0.001, 50,000,000 shares
   authorized; 19,734,000 shares and 19,367,000 shares
   issued and outstanding in 2001 and 2000, respectively        20,000        19,000
 Additional paid-in capital                                 48,462,000    47,532,000
 Accumulated deficit                                       (46,903,000)  (46,495,000)
                                                         -------------  ------------
     Total stockholders' equity                              1,579,000     1,056,000
                                                         -------------  ------------

     Total liabilities and stockholders' equity          $   7,561,000  $  6,599,000
                                                         =============  ============


See accompanying notes to the consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Years Ended December 31,
                                                  ---------------------------------------------

                                                      2001             2000            1999
                                                  -----------      -----------     ------------

Net sales                                         $17,887,000      $ 9,657,000     $  7,004,000
Cost of sales                                       7,299,000        4,829,000        4,152,000
                                                  -----------      -----------     ------------

 Gross profit                                      10,588,000        4,828,000        2,852,000

Operating expenses:
 Sales and marketing                                7,421,000        4,333,000        2,701,000
 General and administrative                         2,011,000        1,841,000        2,473,000
 Engineering and development                        1,520,000        2,288,000        2,427,000
                                                  -----------      -----------     ------------
                                                   10,952,000        8,462,000        7,601,000
                                                  -----------      -----------     ------------

Loss from operations                                 (364,000)      (3,634,000)      (4,749,000)

 Other income                                          79,000                -                -
 Interest income                                       44,000           69,000           45,000
 Interest expense                                    (167,000)        (163,000)         (94,000)
                                                  -----------      -----------     ------------

Net loss                                          $  (408,000)     $ 3,728,000)    $ (4,798,000)
                                                  ===========      ===========     ============

Net loss per share - basic and diluted            $     (0.02)     $     (0.19)    $      (0.28)
                                                  ===========      ===========     ============

Weighted average shares
 outstanding - basic and diluted                   19,510,000       19,171,000       17,254,000
                                                  ===========      ===========     ============


See accompanying notes to the consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                          Total
                                                 Common Stock and                      Stockholders'
                           Preferred Stock   Additional Paid-in Capital   Accumulated     Equity
                          Shares    Amount      Shares         Amount       Deficit      (Deficit)
                         --------  --------- ------------   ------------  ------------ ------------

Balances at January 1,
  1999                          -   $    -      16,312,000   $38,631,000  $(37,969,000) $   662,000

Private placement of
  common stock, net             -        -       1,116,000     2,748,000             -    2,748,000
Issuance of stock and
  warrants for earned
  services                      -        -          98,000       269,000             -      269,000
Exercise of stock options       -        -          57,000        85,000             -       85,000
Extension of stock options      -        -               -        94,000             -       94,000
Net loss                        -        -               -             -    (4,798,000)  (4,798,000)
                          -------  -------     -----------   -----------  ------------   ----------

Balances at December 31,
  1999                          -        -      17,583,000    41,827,000   (42,767,000)    (940,000)

Private placement of
  common stock, net             -        -       1,250,000     2,450,000             -    2,450,000
Issuance of stock and
  warrants for earned
  services                      -        -          37,000        73,000             -       73,000
Cancellation of stock           -        -        (525,000)            -             -            -
Exercise of stock options       -        -         203,000       322,000             -      322,000
Exercise of warrants            -        -         819,000     2,879,000             -    2,879,000
Net loss                        -        -               -             -    (3,728,000)  (3,728,000)
                          -------  -------     -----------   -----------  ------------  -----------

Balances at December 31,
  2000                          -        -      19,367,000    47,551,000   (46,495,000)   1,056,000

Issuance of stock and
  warrants for earned
  services                      -        -          20,000       128,000             -      128,000
Exercise of stock options       -        -         172,000       367,000             -      367,000
Exercise of warrants            -        -         175,000       436,000             -      436,000
Net loss                        -        -               -             -      (408,000)    (408,000)
                          -------  -------     -----------   -----------  ------------  -----------
Balances at December 31,
  2001                          -   $    -      19,734,000   $48,482,000  $(46,903,000) $ 1,579,000
                          =======  =======     ===========   ===========  ============  ===========

See accompanying notes to the consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------

                                                                     Years Ended December 31,
                                                           ----------------------------------------
                                                               2001           2000          1999
                                                           -----------   ------------   -----------

Cash flows from operating activities:
Net loss                                                   $  (408,000)  $ (3,728,000)  $(4,798,000)
 Adjustments to reconcile net loss to net cash used by
 operating activities:
   Issuance of common stock and warrants
     for earned services                                       127,000         73,000       269,000
   Extension of stock options                                        -              -        94,000
   Depreciation and amortization                               165,000        166,000       112,000
   (Gain) loss on disposal of assets                           (43,000)            --       179,000
   Provision for bad debts                                     104,000        102,000        17,000
   Provision for inventory excess and obsolescence             108,000        326,000        82,000
   Accrued expense related to the reacquisition
     of foreign distribution rights                                  -              -       480,000
   Changes in assets and liabilities:
     Accounts receivable                                    (1,441,000)      (530,000)      216,000
     Inventory                                                (773,000)      (889,000)    1,190,000
     Prepaid expenses and other assets                        (242,000)       (12,000)       16,000
     Accounts payable and accrued expenses                   1,276,000        514,000       246,000
     Customer deposits                                          90,000        200,000             -
                                                           -----------   ------------   -----------
   Net cash used by operating activities                    (1,037,000)    (3,778,000)   (1,897,000)

Cash flows from investing activities:
Sale of marketable securities                                        -              -       251,000
Additions to property, plant and equipment                    (154,000)    (1,069,000)      (66,000)
Proceeds from the sale of property, plant and
equipment                                                    2,261,000              -             -
Additions to patents, trademarks and licenses                  (10,000)             -        (2,000)
                                                           -----------   ------------   -----------
   Net cash provided (used) by investing activities          2,097,000     (1,069,000)      183,000

Cash flows from financing activities:
Borrowings (payments) under the line of credit, net                  -        450,000      (363,000)
Payments on mortgage note payable                           (1,195,000)        (5,000)            -
Payment of note payable                                              -       (428,000)            -
Proceeds from issuance of common stock, net                          -      2,450,000     2,748,000
Proceeds from exercise of stock options and warrants           803,000      3,201,000        85,000
                                                           -----------   ------------   -----------

   Net cash (used in) provided by financing activities        (392,000)     5,668,000     2,470,000

Increase in cash and cash equivalents                          668,000        821,000       756,000
Cash and cash equivalents at beginning of year               2,002,000      1,181,000       425,000
                                                           -----------   ------------   -----------
Cash and cash equivalents at end of year                     2,670,000      2,002,000     1,181,000
                                                           ===========   ============   ===========

Supplemental cash flow disclosure:
Cash paid during the year for interest                     $   130,000   $    148,000   $    97,000
                                                           ===========   ============   ===========
Cash paid during the year for taxes                        $     2,000   $      2,000   $     2,000
                                                           ===========   ============   ===========

Non-cash financing activities:
Conversion of accrued expenses to a note payable           $         -   $    428,000   $         -
Issuance of debt to purchase manufacturing facility                  -      1,200,000             -
                                                           -----------   ------------   -----------
                                                           $         -   $  1,628,000   $         -
                                                           ===========   ============   ===========


See accompanying notes to the consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The Company

     BioLase Technology Inc., incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical laser products.

     During the periods from 1987 to 1999, when we were engaged primarily in research and development, and from 1999 through the present when we have been commercializing our technology, we financed our operations through the sale of our equity securities and through a line of credit (see Notes 4 and 6). In 2001 we achieved operating and net income in the third and fourth quarters. We believe that cash and cash equivalents, cash generated from operations and amounts available under our current revolving credit agreement will be adequate to meet our debt service requirements, capital expenditures and working capital through at least the end of fiscal 2002. Based upon the expected growth in sales and normal vendor financing for increases in inventory, we believe we will have sufficient capital resources during the year in relation to our fiscal year 2002 business plan. Should we require further capital resources in 2002, we would most likely address such requirement through a combination of product sales, sales of equity securities through private placements, and/or debt financing. If such additional debt or equity is needed, no assurances can be given that we would be able to obtain such additional capital resources. If unexpected events occur requiring us to obtain additional capital and we are unable to do so, we then might attempt to preserve our available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back our operations. If we were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on our financial position, results of operations and cash flows.

Basis of Presentation

     The consolidated financial statements include the accounts of BioLase Technology, Inc. and its two wholly-owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, and BIOLASE Europe GmbH ("BIOLASE Europe"), a foreign subsidiary incorporated in Germany in December of 2001. We have eliminated all material intercompany transactions and balances in the accompanying financial statements. As of December 31, 2001, $186,000 of net assets were located outside of the United States, in BIOLASE Europe.

     We follow the provisions of all applicable Statements of Financial Accounting Standards ("SFAS") and related accounting pronouncements to prepare the accompanying financial statements in accordance with generally accepted accounting principles ("GAAP").

Use of Estimates

     In order to prepare the financial statements in accordance with GAAP, we use estimates and assumptions that may affect reported amounts and disclosures. Significant estimates in these financial statements include valuation allowances on accounts receivable and inventories, accrued warranty expenses, pro-forma effects of stock-based compensation and the provision for deferred taxes and related valuation allowances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

Reclassifications

     Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current year presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     We consider all highly liquid investments with original maturities of three months or less as cash equivalents. We invest excess cash primarily in a money market account consisting of U.S. Treasury securities. Cash equivalents are carried at cost, which approximates market.

Accounts Receivable

     We regularly evaluate the collectibility of accounts receivable based upon customer compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses.

Inventory

     We value inventories at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventories. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of sales.

Property, Plant and Equipment

     We state property, plant and equipment at acquisition cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations.

     The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets, which are generally not greater than five years, except for leasehold improvements, which are amortized over the lesser of the estimated useful lives of the respective assets or the related lease terms.

     We continually monitor events and changes in circumstances which could indicate that the carrying balances of property, plant and equipment may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Patents, Trademarks and Licenses

     Costs incurred to establish and defend patents, trademarks and licenses and to acquire products and process technologies are capitalized. All amounts assigned to these patents, trademarks and licenses are amortized on a straight-line basis over an estimated eight-year useful life.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     The continuing carrying value of patents is assessed based upon our operating experience, expected cash flows from related products and other factors we deem appropriate.

Revenue Recognition

     We recognize sales and related cost of sales upon the shipment of product to customers, provided we have received a purchase order, the price is fixed, collection of the resulting receivable is probable, product returns are reasonably estimable and there are no remaining obligations.

Provision for Warranty Expense

     Our products are generally under warranty against defects in material and workmanship for a period of one year. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

Shipping and Handling Costs

     All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales.

Advertising Costs

         All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2001, 2000 and 1999, were approximately $609,000, $420,000 and $204,000, respectively.

Engineering and Development

     Engineering and development costs related to both present and future products are expensed as incurred.

Income Taxes

     Differences between accounting for financial statement purposes and accounting for tax return purposes are stated as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have established valuation allowances to reduce deferred tax assts until we can estimate when the tax benefits of those assets will be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation

     In accordance with SFAS 123, we have elected to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. The exercise price of stock options granted equals the market price on the date of grant. Therefore, there is no expense related to grants of stock options.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

Loss Per Share - Basic and Diluted

     We compute net loss per share by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding. Potentially dilutive securities, including options and warrants, were excluded from the calculation of weighted shares because the effect would have decreased the loss per share amount and therefore would have been anti-dilutive. See Note 6 for a description of those securities that could potentially dilute earnings per share in the future.

New Accounting Pronouncements

     In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets aquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this statement. As we do not have any goodwill or material intangible assets, the adoption of these statements will not have a material impact on our financial position, results of operations or cash flows.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002, was issued. This statement provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, was issued. This Statement retains the requirements of SFAS No. 121 related to long-lived asset impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope. The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

BIOLASE TECHNOLOGY, INC. AND SUDSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 3 - SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                        2001           2000
--------------------------------------------------------------------------------

INVENTORIES

Materials                                        $ 1,020,000    $   801,000
Work-in-process                                      656,000        319,000
Finished goods                                       211,000        102,000
                                                 -----------    -----------
Inventories                                      $ 1,887,000    $ 1,222,000
                                                 ============   ============

PROPERTY, PLANT AND EQUIPMENT, NET

Building                                         $         -    $ 2,004,000
Leasehold improvements                                54,000              -
Equipment and computers                              448,000        359,000
Furniture and fixtures                               202,000        215,000
                                                 ------------   ------------
Total property, plant and equipment                  704,000      2,578,000
Less accumulated depreciation and amortization      (312,000)      (249,000)
                                                 ------------   ------------
Property, plant and equipment, net               $   392,000    $ 2,329,000
                                                 ============   ============


PATENTS, TRADEMARKS AND LICENSES, NET

Patents                                          $   112,000    $   102,000
Trademarks                                            69,000         69,000
Licenses                                                   -        107,000
                                                 ------------   ------------
Total patents, trademarks and licenses               181,000        278,000
Less accumulated depreciation and amortization       (90,000)      (174,000)
                                                 ------------   ------------
Patents, trademarks and licenses, net            $    91,000    $   104,000
                                                 ============   ============


ACCRUED LIABILITIES

Accrued payroll and benefits                     $   652,000    $   373,000
Accrued warranty                                     561,000        391,000
Other accrued liabilities                            763,000        646,000
                                                 ------------   ------------
Accrued liabilities                              $ 1,976,000    $ 1,410,000
                                                 ============   ============




NOTE 4 - LINE OF CREDIT AND MORTGAGE NOTE PAYABLE

Line of Credit

         At December 31, 2001, we had $1,792,000 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2,500,000 for financing inventories and is collateralized by substantially all accounts receivable and inventories. The interest rate is based upon LIBOR plus 0.5% at the time of any borrowings. At December 31, 2001, the interest rate on the outstanding balance was 2.7%. The effective interest rate for the year ended December 31, 2001,

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

including the amortization of the fair value of warrants in connection with issuing our line of credit was 13.4%. The revolving credit agreement expires in January 2003. The maximum available under the line will decrease to $1,800,000 on May 1, 2002.

Mortgage Note Payable

                                                                   2001            2000
  --------------------------------------------------------------------------------------
  Mortgage note payable at prime rate plus 0.25%,
  twenty-year amortization, collateralized by a first trust
  deed on land and building                                     $        -   $ 1,195,000
  Less, current portion                                                  -       (20,000)
                                                                ----------   -----------
                                                                $        -   $ 1,175,000
                                                                ==========   ===========

     In March of 2001, we entered into a $2,261,000 sale-leaseback transaction whereby we sold and leased back our manufacturing facility located in San Clemente, California. The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. In connection with the sale and leaseback of our manufacturing facility, the mortgage note was retired in March 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

     We are party to pending lawsuits and are subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits cannot be predicted with certainty at this time, in our opinion the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Commitments

     We lease our principal offices and manufacturing facility. We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases for each of the years ending December 31 are as follows:

   2002                                        $    267,000
   2003                                             267,000
   2004                                             262,000
   2005                                             249,000
   2006                                              61,000
   Thereafter                                             -
                                               ------------
   Total future minimum lease payments         $  1,106,000
                                               ============

     Rent expense was $198,000, $97,000 and $153,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

401(k) Plan

     We have a section 401(k) defined contribution retirement plan covering substantially all of our full-time employees. We are not obligated to match employee contributions or make other annual contributions to this plan. We made no contributions to the 401(k) plan other than administrative expenses paid on behalf of this plan, which were nominal for the years ended December 31, 2001, 2000 and 1999.

Concentration of Credit Risk

     Significant customers consisted primarily of international distributors. We have distributorship agreements for dental lasers in Canada, Mexico, Europe, the Middle East, Australia and the Far East. For the years ended December 31, 2001, 2000 and 1999, export sales were $3,265,000, $4,189,000 and $2,356,000, respectively, of which 50%, 54% and 72%, respectively, were sales to Europe and 8%, 15% and 15%, respectively, were sales to Canada. Sales concentration to a major distributor were approximately $1,817,000 and $1,299,000, respectively, for the years ended December 31, 2001 and 1999. No other customer accounted for more than 10% of consolidated sales in 2001, 2000 or 1999.

     Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

     Accounts receivable concentrations have resulted from sales activity to primary distributors. Accounts receivable for such distributors totaled approximately $517,000, $529,000 and $262,000, respectively, at December 31, 2001, 2000 and 1999. No other customer accounted for more than 10% of accounts receivable at December 31, 2001, 2000 or 1999.

NOTE 6 - STOCKHOLDERS' EQUITY

Equity Financing

     We raised equity capital through private offerings in 2000 and 1999 as follows:

    Years Ended              Number of Shares              Net Cash
    December 31,              of Common Stock            Consideration
----------------------------------------------------------------------
           2000                     1,250,000          $  2,450,000
           1999                     1,116,000          $  2,748,000

     In March 2000, we issued 1,250,000 shares of common stock and 625,000 redeemable stock purchase warrants in a private placement. The shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act of 1933, as amended, (the "Securities Act) and may be only resold pursuant to a registration statement under the Securities Act or an exemption from such requirement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expired on March 31, 2002, subsequently extended to May 31, 2002. As of December 31, 2001, all of the warrants are outstanding.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     In February 1999, we issued 1,100,000 shares of common stock and 550,000 redeemable stock purchase warrants in a private placement. As of December 31, 2001 all of the warrants had been exercised or had expired.

     We have also issued common stock and warrants as compensation in connection with the annual extensions of our bank line of credit as follows:

                      Shares
        Year         of Stock         Warrants        Valuation
    -----------------------------------------------------------
        2001           20,000             -           $  95,000
        2000           36,600         100,000         $ 115,000
        1999           54,900          75,000         $ 179,000

     The value of the stock and warrants issued for services is charged to expense as compensation for services. The value of shares issued in December 2001 will be charged to interest expense over the renewal term of the line of credit.

     The following table summarizes warrant activity:

                                                                Weighted-Average
                                                                        Exercise
                                                       Shares          Per Share
--------------------------------------------------------------------------------
Warrants outstanding, December 31, 1998              1,521,576       $      3.70
Issuance of warrants                                   724,000              3.41
Cancellation of warrants                              (697,576)             3.50
                                                --------------       -----------

Warrants outstanding, December 31, 1999              1,548,000              3.66
Issuance of warrants                                   787,500              2.87
Exercise of warrants                                  (819,150)             3.51
Cancellation of warrants                               (75,000)             4.67
                                                --------------       -----------

Warrants outstanding, December 31, 2000              1,441,350              3.32
Issuance of warrants                                    50,000              3.00
Exercise of warrants                                  (175,000)             2.50
Cancellation of warrants                              (428,850)             3.00
                                                --------------       -----------

Warrants outstanding, December 31, 2001                887,500       $      2.50
                                                ==============       ===========

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     The following table summarizes additional information about the warrants, which are outstanding as of December 31, 2001:

    Shares         Expiration Date       Exercise Price
-------------------------------------------------------
   687,500         May 31, 2002               $ 2.50
    50,000         December 1, 2002           $ 3.00
    50,000         May 1, 2003                $ 3.00
   100,000         December 1, 2003           $ 2.00
----------
   887,500
==========

Preferred Stock

     On December 18, 1998, our Board of Directors adopted a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of our common stock outstanding at the close of business on December 31, 1998. The rights provide, among other things, that in the event any person becomes the beneficial owner of 15% or more of our common stock while the rights are outstanding, each right will be exercisable to purchase shares of common stock having a market value equal to two times the then current exercise price of a right (initially $30.00). The rights also provide that, if on or after the occurrence of such event, we are merged into any other corporation or 50% or more of our assets or earning power are sold, each right will be exercisable to purchase common stock of the acquiring corporation having a market value equal to two times the then current exercise price of such stock. The rights will expire on December 31, 2008, unless previously triggered, and are subject to redemption at $0.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares.

Cancellation of Common Stock

     In 1998 we acquired substantially all of the assets of Laser Skin Toner, Inc. ("LSTI"), a development stage company, for 1,600,000 shares of our common stock. We assigned the full amount of the consideration we paid to in-process research and development and charged the entire amount to expense in 1998. In 1999 we exchanged the LSTI technology for a royalty based upon future sale of product covered by patents on the LSTI technology. In 2000 we entered into an agreement with the former shareholders of LSTI whereby the former shareholders agreed to return (for cancellation) 525,000 of the shares of common stock issued to them in 1998. Each party also exchanged general releases, including the release of all claims, if any, relating to our acquisition of the assets of LSTI.

Common Stock Options

     We have stock option plans that enable us to offer equity participation to employees, officers and directors as well as certain non-employees. At December 31, 2001, a total of 4,025,000 shares have been authorized for issuance, of which 760,033 shares have been issued for options which have been exercised, 2,753,334 shares have been reserved for options that are outstanding and 511,633 shares are available for the granting of additional options.

     Stock options may be granted as incentive or nonqualified options; however, no incentive stock options have been granted to date. The exercise price of options generally equals or is greater than the market price of the stock as of the date of grant. Options may vest over various periods but typically vest over three years. Options expire after ten years or upon termination of employment, if earlier.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     The following table summarizes option activity:

                                                               Weighted-Average
                                                                       Exercise
                                                     Shares           Per Share
--------------------------------------------------------------------------------
Options outstanding, December 31, 1998            2,075,960               $ 2.40
Granted at fair market value                        254,500                 2.34
Granted above fair market value                     275,000                 2.14
Exercised                                          (56,875)                 1.50
Canceled                                          (412,500)                 2.59
                                             -------------          ------------

Options outstanding, December 31, 1999            2,136,085                 2.35
Granted at fair market value                        270,500                 2.26
Granted above fair market value                     280,500                 2.23
Exercised                                         (202,466)                 1.59
Canceled                                          (349,334)                 2.55
                                             -------------          ------------

Options outstanding, December 31, 2000            2,135,285                 2.19
Granted at fair market value                        971,000                 4.37
Granted above fair market value                      25,000                 2.50
Exercised                                         (172,326)                 2.13
Canceled                                          (205,625)                 2.59
                                             -------------          ------------

Options outstanding, December 31, 2001           2,753,334                $ 3.08
                                             =============          ============

Options exercisable, December 31, 1999           1,524,583                $ 2.40
                                             =============          ============
Options exercisable, December 31, 2000           1,674,578                $ 2.40
                                             =============          ============
Options exercisable, December 31, 2001           1,885,376                $ 2.44
                                             =============          ============

     The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2001:

                                   Options Outstanding                    Exercisable
                       ------------------------------------------  -------------------------
                                        Weighted        Weighted                   Weighted
         Range of                        Average         Average                    Average
         Exercise           Number      Exercise       Remaining        Number     Exercise
           Prices        of Shares         Price    Life (Years)     of Shares       Price
   -----------------------------------------------------------------------------------------

    $0.75 to 2.53        1,480,999        $2.08            6.83      1,359,129       $2.06
    $2.56 to 6.10        1,272,335        $4.26            8.41        526,247       $3.40
                         ---------                                   ---------
                         2,753,334                                   1,885,376
                         =========                                   =========

     In addition to the options granted under our stock option plans, we have issued options to certain other individuals through various agreements. Options to purchase 272,500 shares of common stock were outstanding at December 31, 1998; 182,500 options with a weighted average exercise price of $4.88 were canceled in 1999, leaving 90,000 options with a weighted average exercise price of $9.78 outstanding and exercisable at December 31, 2001. Such options will expire in 2003.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     During 2001, options to purchase 35,000 shares of common stock were granted to non-employees for services valued at $17,000. The fair value of these options was charged to operating expense.

Pro Forma Effect of Stock-Based Compensation

     We have adopted the disclosure-only provisions of SFAS No. 123 for options issued to employees. SFAS No. 123 encourages companies to account for compensation cost for stock options when they are granted based on a method which recognizes the time value of options. If we had recognized compensation cost at the date of grant, our pro-forma net loss and pro-forma loss per share would have been as follows:

                                             2001           2000           1999
--------------------------------------------------------------------------------
Net loss - basic and diluted         $(1,343,000)   $(4,190,000)   $(5,410,000)
Loss per share - basic and diluted   $     (0.07)   $     (0.22)   $     (0.31)


     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                       2001      2000      1999
--------------------------------------------------------------------------------
Expected term (years)                                  3.50      3.50      3.50
Volatility                                              64%       83%       56%
Annual dividend per share                             $0.00     $0.00     $0.00
Risk free interest rate                               4.68%     6.21%     5.81%
Weighted-average fair value of options granted        $2.19     $1.34     $1.24



NOTE 7 - INCOME TAXES

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31:

                                                     2001       2000       1999
--------------------------------------------------------------------------------
Current
Federal                                            $ -        $    -     $    -
State                                               2,000      2,000      2,000
                                                  --------   --------   --------
                                                    2,000      2,000      2,000
Deferred
Federal                                                 -          -          -
State                                                   -          -          -
                                                  --------   --------   --------
                                                   $2,000     $2,000     $2,000
                                                  ========   ========   ========

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

     The tax effects of temporary differences that give rise to the deferred tax provision for the years ended December 31 are as follows:


                                                  2001               2000               1999
------------------------------------------------------------------------------------------------
 Property and equipment                      $   7,000        $    (5,000)       $  (107,000)
 Research and development                      (39,000)           227,000            594,000
 Reserves not currently deductible              28,000            131,000             96,000
 Inventories                                    40,000             79,000            (34,000)
 Capital loss carryforward                           -           (275,000)            (3,000)
 Research and development credits              616,000                  -                  -
 Net operating losses                         (603,000)         1,286,000            928,000
                                             ---------         ----------        -----------
                                                49,000          1,443,000          1,474,000
 Change in valuation allowance                 (49,000)        (1,443,000)        (1,474,000)
                                             ---------        -----------        -----------
    Total deferred tax provision             $       -        $         -        $         -
                                             =========        ===========        ===========

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

                                                  2001               2000               1999
--------------------------------------------------------------------------------------------
     Statutory regular federal income tax rate  (34.0%)            (34.0%)            (34.0%)
     Stock options                              (43.0%)             (4.5%)             (0.4%)
     Change in valuation allowance               71.8%              38.1%              37.5%
     Other                                        5.2%               0.4%              (3.1%)
                                               -------             ------             ------
      Total                                       0.0%               0.0%               0.0%
                                               =======             ======             ======

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     The components of the deferred income tax assets are as follows at December 31:

                                                  2001               2000
--------------------------------------------------------------------------------
     Property and equipment               $    170,000       $    163,000
     Research and development                1,053,000          1,092,000
     Reserves not currently deductible         489,000            461,000
     Inventories                               142,000            102,000
     State taxes                                 1,000              1,000
     Research and development credits          616,000                  -
     Net operating losses                   13,427,000         14,030,000
                                          ------------       ------------
                                            15,898,000         15,849,000
     Valuation allowance                   (15,898,000)       (15,849,000)
                                          ------------       ------------
      Total                               $          -       $         -
                                          ============       ============

     We have established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets and at such time as it is determined that such assets are realizable, the valuation allowance will be reduced.

     As of December 31, 2001, we had net operating loss carryforwards for federal and state purposes of approximately $37,837,000 and $6,356,000, respectively, which began expiring in 2001. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code
Section 382 and similar state provisions.

NOTE 8 - SUBSEQUENT EVENTS

     In February 2002, our wholly-owned subsidiary, BIOLASE Europe purchased a production facility in Germany with ten employees for $1,000,000. We are required to pay the first installment of the purchase price by May 31, 2002. The amount of the first installment will be determined by us, but must be between $300,000 and $500,000. Thereafter, we must pay $500,000 by April 1, 2003 and the balance of the purchase price, if any, must be paid by December 1, 2003. We are currently negotiating with a third party for that party to pay all or a portion of the first installment in exchange for certain rights that we would grant to the third party. In the event we do not reach an agreement with this third party, then both the purchase price and the initial installment will be reduced by $150,000.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves
For The Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                       Reserve for    Valuation
                                      Allowance for    Excess and    Allowance
                                        Doubtful         Obsolete   for Deferred
                                        Accounts        Inventory    Tax Asset
--------------------------------------------------------------------------------
Balances at December 31, 1998           $118,000       $ 227,000    $12,931,000
Charged to operations                     17,000          82,000      1,475,000
Write-off's                              (17,000)              -              -
                                     ------------      ----------   ------------

Balances at December 31, 1999            118,000         309,000     14,406,000
Charged to operations                    102,000         326,000      1,443,000
Write-off's                              (99,000)       (185,000)             -
                                     ------------      ----------   ------------

Balances at December 31, 2000            121,000         450,000     15,849,000
Charged to operations                    104,000         108,000         49,000
Write-off's                              (30,000)       (326,000)             -
                                     ------------      ----------   ------------

Balances at December 31, 2001           $195,000       $ 232,000    $15,898,000
                                     ============      ==========   ============