Form 10-Q
period 2002-03-31
BIOLASE TECHNOLOGY INC
filed 2002-05-15
CIK 811240

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

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

                             Yes   X    No
                                -------   -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                                20,027,948
      Title of Class                                Number of Shares Outstanding
                                                         at April 22, 2002


================================================================================

                            BIOLASE TECHNOLOGY, INC.

                                      INDEX
                                      -----

                                                                                                  Page Number
                                                                                                  -----------

PART 1.       FINANCIAL INFORMATION

              ITEM 1.      Financial Statements:

                           Consolidated Balance Sheets                                                     3

                           Consolidated Statements of Operations                                           4

                           Consolidated Statement of Stockholders' Equity                                  5

                           Consolidated Statements of Cash Flows                                           6

                           Notes to Consolidated Financial Statements                                      7

              ITEM 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            11

              ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk                     23



PART II.      OTHER INFORMATION

              ITEM 1.      Legal Proceedings                                                              24

              ITEM 2.      Changes in Securities and Use of Proceeds                                      24

              ITEM 3.      Defaults Upon Senior Securities                                                24

              ITEM 4.      Submission of Matters to a Vote of Security Holders                            24

              ITEM 5.      Other Information                                                              24

              ITEM 6.      Exhibits and Reports on Form 8-K                                               24


SIGNATURES                                                                                                26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                    BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 2002      December 31, 2001
                                                                        ----------------------------------------
                                                                            (Unaudited)

Assets
Current assets:

   Cash and cash equivalents                                              $    2,469,000      $       2,670,000
   Accounts receivable, less allowance of $100,000 and $195,000 in
       2002 and 2001, respectively                                             2,428,000              2,095,000
   Inventories, net of reserves of $228,000 and $232,000 in 2002
       and 2001, respectively                                                  2,232,000              1,887,000
   Prepaid expenses and other current assets                                     259,000                260,000
                                                                        ----------------------------------------
          Total current assets                                                 7,388,000              6,912,000


Property, plant and equipment, net                                             1,431,000                392,000
Patents and trademarks, net                                                       85,000                 91,000
Other assets                                                                     247,000                166,000
                                                                        ----------------------------------------
          Total assets                                                    $    9,151,000      $       7,561,000
                                                                        ========================================

Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit                                                         $    1,792,000      $       1,792,000
   Accounts payable                                                            1,740,000              1,656,000
   Accrued liabilities                                                         1,855,000              1,976,000
   Customer deposits                                                              87,000                290,000
   Deferred gain on sale of building, current portion                             63,000                 63,000
   Current portion of long-term debt                                             300,000                      -
                                                                        ----------------------------------------
          Total current liabilities                                            5,837,000              5,777,000


Deferred gain on sale of building                                                189,000                205,000
Long term debt                                                                   700,000                      -
                                                                        ----------------------------------------
          Total liabilities                                                    6,726,000              5,982,000
                                                                        ----------------------------------------


Stockholders' equity:
   Preferred stock, par value $0.001, 1,000,000 shares authorized,
       no shares issued and outstanding                                                -                      -
   Common stock, par value $0.001, 50,000,000 shares authorized, issued and outstanding 20,018,000 in 2002 and 19,734,000
       in 2001                                                                    20,000                 20,000
   Additional paid-in capital                                                 49,185,000             48,462,000
   Accumulated other comprehensive income                                          4,000                      -
   Accumulated deficit                                                       (46,784,000)           (46,903,000)
                                                                        ----------------------------------------
          Total stockholders' equity                                           2,425,000              1,579,000
                                                                        ----------------------------------------
          Total liabilities and stockholders' equity                      $    9,151,000      $       7,561,000
                                                                        ========================================

See accompanying notes to consolidated financial statements.

------------------------------------------

                    BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                      ------------------------------------------------
                                                              2002                      2001
                                                      ----------------------    ----------------------

Net sales                                              $         5,230,000       $         3,083,000
Cost of sales                                                    2,109,000                 1,354,000
                                                      ----------------------    ----------------------
   Gross profit                                                  3,121,000                 1,729,000

Operating expenses:
   Sales and marketing                                           2,095,000                 1,597,000
   General and administrative                                      474,000                   474,000
   Engineering and development                                     419,000                   360,000
                                                      ----------------------    ----------------------
        Total operating expenses                                 2,988,000                 2,431,000
                                                      ----------------------    ----------------------


Income (loss) from operations                                      133,000                  (702,000)

   Gain on sale of asset                                            16,000                         -
   Interest income                                                   3,000                     6,000
   Interest expense                                                (33,000)                  (76,000)
                                                      ----------------------    ----------------------
Income (loss) before income taxes                                  119,000                  (772,000)
   Provision for income taxes                                            -                         -
                                                      ----------------------    ----------------------
Net income (loss)                                      $           119,000       $          (772,000)
                                                      ======================    ======================
Net earnings (loss) per share -
   Basic                                               $              0.01       $             (0.04)
                                                      ======================    ======================
   Diluted                                             $              0.01       $             (0.04)
                                                      ======================    ======================
Weighted average shares outstanding -
   Basic                                                        19,791,000                19,430,000
                                                      ======================    ======================
   Diluted                                                      21,250,000                19,430,000
                                                      ======================    ======================


See accompanying notes to consolidated financial statements.

------------------------------------------

                    BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                          Accumulated
                                                                  Common Stock and          Other                          Total
                                           Preferred Stock   Additional Paid-in Capital Comprehensive   Accumulated    Stockholders'
                                         Shares      Amount    Shares          Amount       Income        Deficit         Equity
                                        --------- ---------- -----------    ----------- ------------- --------------  --------------

Balances at December 31, 2001                  -    $    -    19,734,000    $48,482,000 $           - $  (46,903,000) $    1,579,000

Exercise of stock options                      -         -       119,000        310,000             -              -         310,000
Exercise of warrants                           -         -       165,000        413,000             -              -         413,000

Comprehensive income (loss):
     Net income                                -         -             -              -             -        119,000         119,000
     Foreign currency translation
          adjustment                           -         -             -              -         4,000              -           4,000
                                        --------- ---------- -----------    ----------- ------------- --------------  --------------
          Total comprehensive income           -         -             -              -         4,000        119,000         123,000
                                        --------- ---------- -----------    ----------- ------------- --------------  --------------

Balances at March 31, 2002                     -    $    -    20,018,000    $49,205,000 $       4,000  $ (46,784,000) $    2,425,000
                                        ========= ========== ===========    =========== ============= ==============  ==============


See accompanying notes to consolidated financial statements.

------------------------------------------

                    BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,

                                                              -----------------------------------------------
                                                                      2002                     2001
                                                              ---------------------    ----------------------

Cash flows from operating activities:

Net income (loss)                                             $        119,000         $        (772,000)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                      40,000                    59,000
     Gain on disposal of assets                                        (16,000)                        -
     Provision for bad debts                                           (91,000)                        -
     Provision for inventory excess and obsolescence                    (4,000)                    5,000
     Changes in assets and liabilities:
       Accounts receivable                                            (242,000)                 (334,000)
       Inventory                                                      (341,000)                  269,000
       Prepaid expenses and other assets                               (81,000)                   (7,000)
       Accounts payable and accrued expenses                           (37,000)                    1,000
       Customer deposits                                              (203,000)                   14,000
                                                              ---------------------    ----------------------
     Net cash used in operating activities                            (856,000)                 (765,000)
                                                              ---------------------    ----------------------

Cash flows from investing activities:
Additions to property, plant and equipment                             (72,000)                  (12,000)
Proceeds from the sale of property, plant and equipment                      -                 2,261,000
                                                              ---------------------    ----------------------
     Net cash (used in) provided by investing activities               (72,000)                2,249,000
                                                              ---------------------    ----------------------

Cash flows from financing activities:
Payments on mortgage note payable                                            -                (1,195,000)
Proceeds from exercise of stock options and warrants                   723,000                   243,000
                                                              ---------------------    ----------------------
     Net cash provided by (used in)  financing activities              723,000                  (952,000)
                                                              ---------------------    ----------------------
Effect of exchange rate changes on cash                                  4,000                         -
                                                              ---------------------    ----------------------

(Decrease) increase in cash and cash equivalents                      (201,000)                  532,000
Cash and cash equivalents at beginning of period                     2,670,000                 2,002,000
                                                              ---------------------    ----------------------
Cash and cash equivalents at end of period                           2,469,000                 2,534,000
                                                              =====================    ======================

Supplemental cash flow disclosure:
Cash paid during the period for interest                      $         13,000         $          61,000
                                                              =====================    ======================
Cash paid during the period for taxes                         $          2,000         $               -
                                                              =====================    ======================

Noncash financing activities:
Debt incurred in connection with acquisition of
     production facility                                      $      1,000,000         $               -
                                                              ---------------------    ----------------------
                                                              $      1,000,000         $               -
                                                              =====================    ======================

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the December 31, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 1, 2002.

     The consolidated financial statements include the accounts of BioLase Technology, Inc. and its two wholly-owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, and BIOLASE Europe GmbH ("BIOLASE Europe"), a foreign subsidiary incorporated in Germany in December 2001. We have eliminated all material intercompany transactions and balances in the accompanying financial statements. As of March 31, 2002, $1.1 million of net assets were located outside of the United States, in BIOLASE Europe.

     We follow the provisions of all applicable Statements of Financial Accounting Standards ("SFAS") and related accounting pronouncements to prepare the accompanying financial statements in accordance with generally accepted accounting principles ("GAAP").

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ materially from those estimates.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - SUPPLEMENTARY BALANCE SHEET INFORMATION

                           March 31, 2002            December 31,
Inventories                 (unaudited)                  2001
                        ---------------------     ------------------
Materials               $       990,000           $    1,020,000
Work-in-process                 760,000                  656,000
Finished goods                  482,000                  211,000
                        ---------------------     ------------------
Inventories             $     2,232,000           $    1,887,000
                        =====================     ==================

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
--------------------------------------------------------------------------------


                                         March 31, 2002       December 31, 2001
Property, plant and equipment,            (unaudited)
net                                    -----------------      ------------------
Building                               $     1,000,000        $            -
Leasehold improvements                          57,000                 54,000
Equipment and computers                        508,000                448,000
Furniture and fixtures                         212,000                202,000
                                       -----------------      ------------------
     Total                                   1,777,000                704,000
Less accumulated depreciation                 (346,000)              (312,000)
                                       -----------------      ------------------
Property, plant and equipment,         $     1,431,000        $       392,000
net                                    =================      ==================

                                         March 31, 2002       December 31, 2001
Patents and trademarks, net               (unaudited)
                                       -----------------      ------------------
Patents                                $       112,000        $       112,000
Trademarks                                      69,000                 69,000
                                       -----------------      ------------------
     Total                                     181,000                181,000
Less accumulated amortization                  (96,000)               (90,000)
                                       -----------------      ------------------
Patents and trademarks, net            $        85,000        $        91,000
                                       =================      ==================

                                         March 31, 2002        December 31, 2001
Accrued liabilities                       (unaudited)
                                       -----------------       -----------------
Accrued payroll and benefits           $       648,000        $       652,000
Accrued warranty expense                       506,000                561,000
Other accrued liabilities                      701,000                763,000
                                       -----------------       -----------------
Accrued liabilities                    $     1,855,000        $     1,976,000
                                       =================       =================


NOTE 3 - ACCOUNTS RECEIVABLE

     At March 31, 2002 our allowance for uncollectible accounts was $100,000, principally as a reserve for accounts receivable on sales to a foreign distributor. This amount reflects a reduction of $95,000 from our allowance at December 31, 2001 due to previously unanticipated payments received from that distributor.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     In January 2002, our wholly owned subsidiary, BIOLASE Europe, purchased a production facility in Germany with ten employees. The stated purchase price is $1,000,000. We are required to pay the first installment of the purchase price by May 31, 2002. The amount of the first installment will be determined by us, but must be between $300,000 and $500,000. Thereafter, we must pay $500,000 by April 1, 2003 and the balance of the purchase price, if any, must be paid by December 1, 2003. We are currently negotiating with a third party for that party to pay all or a portion of the first installment in exchange for certain rights that we would grant to the third party. In the event we do not reach an agreement with this third party, then both the purchase price and the initial installment will be reduced by $150,000.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
--------------------------------------------------------------------------------

NOTE 5 - LINE OF CREDIT

         At March 31, 2002, we had approximately $1,792,000 outstanding under a revolving credit agreement with a bank. The agreement provides for borrowings up to $2,500,000 for financing inventories and is collateralized by substantially all accounts receivable and inventories. The interest rate is based upon LIBOR plus 0.5% at the time of any borrowings. At March 31, 2002, the interest rate on the outstanding balance was 2.4%. The effective interest rate for the three months ended March 31, 2002, including the amortization of the fair value of warrants in connection with issuing our line of credit was 5.91%. The revolving credit agreement expires on January 31, 2003. The maximum available under the line will decrease to $1,800,000 on May 1, 2002.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility. The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease.

         We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases for each of the periods ending March 31 are as follows:

                      2002                           $     258,000
                      2003                                 256,000
                      2004                                 253,000
                      2005                                 247,000
                                                    -----------------
                      Total                          $   1,014,000
                                                    =================


NOTE 7 - EARNINGS PER SHARE

         We compute basic earnings (loss) per share by dividing the net income
(loss) attributable to common stockholders by the weighted average number of shares outstanding. We compute diluted earnings per share by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as stock options and warrants. Potential common shares totaling 78,000 were not included in the diluted earnings per share amounts for the three months ended March 31, 2002 as their effect would have been anti-dilutive.

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                     2002             2001
                                                --------------- ---------------
Net income (loss)                                   $   119,000     $  (772,000)
                                                =============== ===============

Weighted average shares outstanding - basic          19,791,000      19,430,000

Dilutive effect of stock options and warrants         1,459,000               -
                                                --------------- ---------------

Weighted average shares outstanding - diluted        21,250,000      19,430,000
                                                =============== ===============

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
--------------------------------------------------------------------------------


NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

         At January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FAS 133. The adoption of FAS 133 did not have a material impact on our consolidated financial position or results of operations. Our derivative financial instruments under FAS 133 are discussed below.

         All derivatives are recorded in our consolidated balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. Our foreign exchange forward contracts are not designated as hedges. Changes in the fair value of these derivatives are recorded in current earnings.

         The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity. Notional amounts are indicative of the extent of our involvement in the various types and uses of derivative financial instruments and are not a measure of our exposure to credit or market risks through its use of derivatives.

         Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties obligations under the contracts exceed the obligations of us to the counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high-quality institutions and other contract provisions.

         At March 31, 2002, derivative financial instruments comprise of foreign exchange forward contracts with notional amounts of $702,000 and estimated fair value of $5,000.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

Cautionary Statement With Respect To Forward-Looking Information

         This Report contains forward-looking statements, which include, but are not limited to, statements concerning the need for additional capital, our ability to renegotiate our line of credit and to continue to achieve profitability, the market acceptance of our products, the competitive nature of and anticipated growth in our markets, and our projected revenues, expenses, gross profit and net income. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including those set forth under the heading "Risk Factors" below. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

         You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report before deciding to invest in our company or to maintain or increase your investment. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2001, and our subsequent reports on Forms 10-Q and other filings with the SEC that discuss our business in greater detail.

Overview

         BioLase Technology, Inc. is a medical technology company that designs, develops, manufactures and markets advanced dental, cosmetic and surgical products. We currently market two primary products. The Waterlase(TM) system, utilizing our patented Hydrokinetic(R) technology of combining water and laser energy, is a device which can be applied to the treatment of both hard and soft dental tissues. The LaserSmile(TM) system incorporates a diode semiconductor laser for a broad range of soft tissue and cosmetic procedures.

         In January 2002, we received from the United States Food and Drug Administration ("FDA") clearance for the application of our Hydrokinetic technology to perform complete root canal therapy (EndoLase(TM)). In February 2002, we received FDA clearance for the use of Hydrokinetic technology to cut oral bone tissue (OsseoLase(TM)). We believe these clearances substantially broaden the application of our technology within the dental market.

         We have patents and have received clearances from the FDA for applications in markets other than dentistry, such as dermatology. However, our current business plan is focused on the dental market because of the significant market potential and our leading position in that market.

         In January we acquired a production facility in Germany to strengthen our international sales plan in Europe and neighboring regions. This transaction significantly increased our overall manufacturing capacity and provided us with an improved ability to service European sales.

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

     The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain

     Sales. We record sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured.

     Warranty Cost. Products sold are generally covered by a warranty against defects in material and workmanship for a period of one year. We accrue a warranty reserve to measure the risk of incurring costs to provide warranty services. We estimate costs to service warranty obligations based on historical experience and expectation of future conditions.

     Valuation of Accounts Receivable. We maintain an allowance for uncollectible accounts receivable to measure the risk of extending credit to customers. The allowance is estimated based on customer compliance with credit terms, the financial condition of the customer and collection history where applicable.

     Valuation of Inventory. Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value as necessary to the lower of cost or market. The allowance is based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales.

     Valuation of Long-Lived Assets. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will productively support the business goals of the Company. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future business operations.

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

Results of Operations

         The following table sets forth certain statement of operations data expressed as a percentage of net sales:

                                                          Three Months Ended
                                                               March 31,
                                                          2002          2001
                                                      ------------------------
Net sales                                                100.0%        100.0%
Cost of sales                                             40.3          43.9
                                                      -----------   -----------
Gross profit                                              59.7          56.1
Operating expenses:
    Sales and marketing                                   40.1          51.8
    General and administrative                             9.1          15.3
    Engineering and development                            8.0          11.7
                                                      -----------   -----------
Total operating expenses                                  57.2          78.8
                                                      -----------   -----------
Income (loss) from operations                              2.5         (22.7)
Gain on sale of asset                                      0.3          --
Interest income                                            0.1           0.2
Interest expense                                          (0.6)         (2.5)
                                                      ------------  -----------
Net income (loss)                                          2.3%        (25.0)%
                                                      ============  ===========


     During the first fiscal quarter of 2002, demand for our products continued to increase when compared to the same period in previous years. Net sales for the three months ended March 31, 2002 were $5.2 million, an increase of $2.1 million or 70%, as compared with net sales of $3.1 million for the three months ended March 31, 2001. The growth was attributable to strong domestic increase in unit volume of both our Waterlase and LaserSmile systems. The addition of the cosmetic tooth whitening application in the third quarter of last year was a key factor in the increase of LaserSmile sales. International sales were not a factor in sales growth for the quarter. Sales of consumables increased to 4% of total sales this quarter compared to 2% in the first quarter of 2001. Consistent with the seasonality we have experienced in prior years, sales for the first quarter were lower than the preceding fourth quarter despite the overall increasing trend in sales.

     Gross profit for the three months ended March 31, 2002 increased 81% to $3.1 million as a result of the increase in sales and consequent greater absorption of fixed manufacturing costs. Gross margin for the quarter was 60% compared to 56% for the quarter ended March 31, 2001. Increased manufacturing efficiencies contributed to the increase in gross margin, offset partially by start-up costs for our German facility and the addition of resources to manufacturing in anticipation of greater production.

     Operating expenses were 57% of net sales for the three months ended March 31, 2002, compared to 79% for the first quarter of 2001. The decrease in operating expenses as a percentage of sales was due to the gain in sales relative to the change in costs required to support the increased level of operations. In terms of absolute dollars, operating expenses for the three months ended March 31, 2002 increased $0.5 million or 23% to $3.0 million. Increases relate primarily to higher sales and marketing costs.

     Sales and marketing expenses increased 31% to $2,095,000 at March 31, 2002 compared to $1,597,000 for the quarter ended March 31, 2001. Primary reasons for the increase are labor increases due to growth in the size of the sales force, commission expense on a higher level of sales and an increase in the scope of our nationwide seminar marketing program for 2002.

     General and administrative expenses remained constant with the prior year quarter. However, there were increases due principally to higher labor expense and consulting fees plus start-up expenses related to our German subsidiary, increase in insurance rates and the cost of infrastructure needed to support the growth of the business, which were offset by a reduction in the allowance for doubtful accounts.

     Engineering and development expenses increased $59,000 or 16% to $419,000 for the first quarter of 2002 compared to $360,000 for the first quarter of 2001. Increased expenses primarily related to materials and consulting fees on new product development.

     Gain on Sale of Assets. The gain on sale of assets of for the three months ended March 31, 2002 increased $16,000 primarily related to two transactions. In 2000, we purchased our San Clemente manufacturing facility and offices in order to avoid moving our operations. In 2001, we sold the facility and leased it back for a five-year term with an additional five year option, resulting in a gain of $316,000. We are recognizing that gain for accounting purposes over the term of the lease.

     Net interest expense decreased from $70,000 in the first quarter of 2001 to $30,000 in the first quarter of 2002 as a result of the payoff of the mortgage note payable on our manufacturing facility in 2001.

Liquidity and Capital Resources

     At March 31, 2002, we had $1.6 million in working capital. Our principal source of liquidity at March 31, 2002 consists of our cash balance of $2.5 million. For the quarter, significant sources of cash were from the exercise of stock options and warrants of $723,000. These sources of cash were offset by increases in accounts receivable and inventory of $583,000 and other working capital items totaling $321,000.

     Accounts receivable, net, increased to $2.4 million at March 31, 2002 from $2.1 million at December 31, 2001. The increase was due to the higher sales volume experienced in the first quarter for which the receivable will be collected in the second quarter of 2002. We believe that the allowance for doubtful accounts at March 31, 2002 of $100,000 is adequate to provide for anticipated losses on uncollectible amounts.

     Inventories, net, increased to $2.2 million at March 31, 2002 from $1.9 million at December 31, 2001. The increase was due to increased production necessary to meet expected 2002 demand.

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

     In January 2002, our wholly owned subsidiary, BIOLASE Europe, purchased a production facility in Germany with ten employees for $1,000,000. We are required to pay the first installment of the purchase price by May 31, 2002. The amount of the first installment will be determined by us, but must be between $300,000 and $500,000. Thereafter, we must pay $500,000 by April 1, 2003 and the balance of the purchase price, if any, must be paid by December 1, 2003. We are currently negotiating with a third party for that party to pay all or a portion of the first installment in exchange for certain rights that we would grant to the third party. In the event we do not reach an agreement with this third party, then both the purchase price and the initial installment will be reduced by $150,000.

     The German facility, which is ISO 9001 certified, consists of two buildings equipped for laser production. This facility will substantially increase our production capacity. BIOLASE Europe also has a highly qualified technical staff experienced in laser principles and design, delivery systems, optics, technical service and field support. BIOLASE Europe will manufacture our products in Germany, provide direct support for our expanding international dealer network and contribute to our ongoing research and development of new products.

     We have no other material commitments for capital expenditures as of March 31, 2002.

     At March 31, 2002, we had $1.8 million outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $2.5 million for the financing of inventory and is collateralized by substantially all of our accounts receivable and inventories. The interest rate is computed based upon LIBOR plus 0.5%. The balance at December 31, 2001 was $1.8 million and during the quarter, there were no draws or repayments. We do not intend to make any further borrowings under this line of credit in the immediate future. In May 2002, the maximum borrowings available under this line of credit will be reduced to $1.8 million. The current revolving credit agreement expires on January 31, 2003, at which point we will be required either to pay any remaining balance of the credit facility or refinance the credit facility.

     Our liquidity and cash requirements fluctuate based on the timing and extent of a number of factors. For instance, during periods of sales growth, net changes in assets and liabilities will tend to represent a use of cash because we will incur costs and expend cash in advance of receiving cash from our customers. We believe that our current cash balances plus cash to be generated from operations will be adequate to meet our debt service requirements, capital expenditures and sustain our operations through the end of fiscal 2002. In addition, during 2002, we expect that additional warrants expiring in 2002 will be exercised, generating up to an additional $1.7 million from external sources. Should we require further capital resources in 2002, we would most likely address such requirement through a combination of product sales, sales of equity securities through private placements, and/or debt financing. If such additional debt or equity is needed, no assurances can be given that we would be able to obtain such additional capital resources. If unexpected events occur requiring us to obtain additional capital and we are unable to do so, we then might attempt to preserve our available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back our operations. If we were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on our financial position, results of operations and cash flows.

Risk Factors

     Before investing in our company or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

     We May Not Be Able to Continue or Increase Our Net Income in the Future, Which May Cause the Trading Price of Our Common Stock to Decline.

     We may not be able to continue to achieve net income. Prior to the third quarter of 2001, we had not reached the break-even point as we transitioned from our research and development phase and began commercializing our technology. Even if we continue to achieve net income, we may not be able to increase net income on a quarterly or annual basis in the future. Our ability to achieve sustained or increased net income is, in turn, dependent on many of the other risk factors identified in this report below. If we are unable to continue or increase our net income in the future, we may not be able to successfully operate our business and our stock price may decline.

     We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs.

     Our line of credit expires on January 31, 2003. If we are unable to renew our line of credit at that time on acceptable terms, or at all, and we are required to repay the line of credit, absent sufficient cash flow from operations or the sale of securities, the diversion of resources for that purpose will adversely affect our operations and financial condition and our ability to achieve future growth in our net sales. In addition, during 2002 and 2003 all of our long-term debt will become due and payable. Unless we can generate sufficient cash flow from sustained profitability, we will continue to be dependent on the availability of external financing to meet our operating and capital needs, including the repayment of current debt obligations. We may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. Our inability to raise additional funds on a timely basis will make it difficult for us to achieve our business plan and will have a material adverse effect on our business, financial condition and results of operations.

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

     In addition, a significant amount of our sales in any quarter may consist of sales through a single distributor. As a result, the timing of orders by this distributor may impact our quarter-to-quarter results. The loss of or a substantial reduction in orders from this distributor could seriously harm our business, financial condition and results of operations. Due to all of the factors listed above and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

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

We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets.

     In the past few years, international sales have comprised a significant portion of our net sales. Our international sales declined in the prior year, and political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. In addition, in February of this year we made a significant investment in a production facility in Germany to manufacture and service devices to be sold in Europe.

     In the future, we intend to continue to pursue and expand our international business activities. International operations, including our production facility in Germany, are subject to many inherent risks, including:

   .   Political, social and economic instability and increased security concerns;
   .   Fluctuations in currency exchange rates;
   .   Exposure to different legal standards;
   .   Reduced protection for our intellectual property in some countries;
   .   Burdens of complying with a variety of foreign laws;
   . Import and export license requirements and restrictions of the United States and each other country in which we operate;
   .   Trade restrictions;
   .   The imposition of governmental controls;
   .   Unexpected changes in regulatory or certification requirements;
   .   Changes in tariffs;
   .   Difficulties in staffing and managing international operations;
   . Longer collection periods and difficulties in collecting receivables from foreign entities; and
   .   Potentially adverse tax consequences.

     We believe that international sales will continue to represent a significant portion of our net sales, and that continued growth and profitability may require further expansion of our international operations. A substantial percentage of our international sales are denominated in the local currency. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. Other than a forward contract to offset the risk related to the amounts payable for the German production facility, we do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and operating results.

     If We Are Not Successful In Generating Revenue From Our German Production Facility, Our Business And Financial Condition May Be Materially Adversely Affected.

     In January 2002, we committed to invest a significant amount of our available cash in purchasing a German production facility with ten employees and various contracts held by the facility. The production facility is a new operation and we will face significant challenges in integrating it with our existing business and operations, including but not limited to the following:

   .   entering into service agreements for devices sold in Europe;
   . retraining existing employees in our operations, and hiring additional employees for the facility;
   .   integrating the facility's operations with our existing operations; and
   .   generating German facility revenue and achieving profitability.

     The German facility has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully operate and generate revenue. If we are not able to develop a successful operation with revenue and profits at the German facility, we will not receive the anticipated benefits of our investment in the German facility and our business, financial condition and results of operations would be materially and adversely affected.

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

     Potential Future Acquisitions Could Have Unintended Negative Consequences Which Could Harm Our Business and Cause Our Stock Price to Decline.

     We may consider pursuing acquisitions of businesses, products or technologies in the future as a part of our growth strategy. Acquisitions could require significant capital infusions and could involve many risks, including but not limited to the following:

     . We may encounter difficulties in assimilating and integrating the perations, products and workforce of the acquired companies;

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

  Our Common Stock Price Has Been Volatile, Which Could Result in Substantial Losses for Individual Stockholders.

     Our common stock is currently traded on the Nasdaq Small Cap Market and has only limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. For example, the closing per share sale price of our common stock fluctuated from $7.00 to $1.03 over the course of 2001 despite steady improvement in our financial performance. On August 9, 2001, the closing sale price of our common stock declined 12% from $5.87 per share on volume of approximately 900,000 shares, absent any news about or announcements by us. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our revenue and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management's attention. In addition, with only a limited public market for our stock, it would be difficult to sell a significant amount of our stock, which could cause a significant decline in the trading price of our stock. If our stock price drops below $1.00 per share for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq Small Cap Market, our shares could be delisted from the Nasdaq Small Cap Market and the marketability, liquidity and price of our common stock would be adversely affected.

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

  Future Sales of Our Common Stock Could Affect the Stock Price.

     If our stockholders sell substantial amounts of our common stock, including shares issued on the exercise of options and warrants, in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2002, we had 20,018,000 shares of common stock outstanding. All of these shares, other than shares held by affiliates, are freely tradable.

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

     Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of "blank check" preferred stock, which will have terms as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors may, without obtaining stockholder approval, issue preferred stock with terms, which could have preference over and adversely affect the rights of the holders of common stock. This issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We are also subject to the Delaware anti-takeover laws, which may prevent, delay or impede a merger or takeover of our company, and we have not opted out of the provisions of such laws through either our certificate of incorporation or our bylaws.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

     Our debt currently consists of a revolving credit facility of up to $2.5 million, and is collateralized by substantially all accounts receivable and inventories. The interest rate on our line of credit varies with the short-term interest markets and is adjusted quarterly to match LIBOR plus 0.5%. At March 31, 2002, we had an outstanding balance of $1.8 million and the interest rate on the outstanding balance was 5.91%. The revolving credit agreement expires on January 31, 2003. In May 2002, the maximum available under this line of credit will be reduced to $1.8 million.

     We have sales to, and purchase a small amount of components from, foreign countries. Foreign currency exchange risks in these transactions have been minimal. Until our acquisition of the laser production facility in Germany in January 2002, we had no assets located outside of the United States. In conjunction with the $700,000 of promissory notes issued by us in that acquisition, which are due in 2003, we purchased a forward contract to hedge the risk of currency fluctuations.

     We do not believe that the future market risks related to the above debt and derivatives will have a material adverse impact on our financial position, results of operations or liquidity.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

     From time to time, we are involved in legal proceedings incidental to our business. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

Sale of Unregistered Securities

     On March 27, 2002, Corner Bank Ltd. and Corner Banque S.A. partially exercised warrants to purchase an aggregate of 360,000 shares and 100,000 shares, respectively, of our common stock. Upon the partial exercise of the warrants, we issued 100,000 shares of unregistered common stock to Corner Bank Ltd. and 65,000 shares of unregistered common stock to Corner Banque S.A., in consideration for an aggregate exercise price of $412,500. The issuance of the common stock to Corner Bank Ltd. and Corner Banque S.A. was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

         None.

Item 5.  Other Information.
         ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

           3.1 Restated Certificate of Incorporation, as Amended. Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 14, 1994

           3.2 Amended and Restated Bylaws. Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on September 15, 1995.

           10.1+ Employment Offer Letter dated January 8, 1999 from Jeffrey W. Jones, the Registrant's CEO, to Keith G. Bateman, the Registrant's Vice President, Global Sales.

           10.2 Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones.

           10.3+ Asset Purchase Agreement, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH.

           10.4 Agreement for the Purchase of a Built-Up Property, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH.

           10.5+ Agreement, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH.

-------------------
         + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.

         (b)    Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002                                 BIOLASE TECHNOLOGY, INC.,
                                            (Registrant)

                                             By:   /s/ Edson J. Rood
                                             -----------------------------------
                                                   Edson J. Rood
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)