Form 10-Q/A
period 2002-03-31
BIOLASE TECHNOLOGY INC
filed 2002-07-24
CIK 811240

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                         (AMENDMENT NO.1 TO FORM 10-Q)
 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                       PORTIONS AMENDED/EXPLANATORY NOTE

     Our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 was originally filed with the Securities and Exchange Commission on May 15, 2002. We are filing this Amendment on Form 10-Q/A solely to modify our request for confidential treatment of certain portions of Exhibits 10.1, 10.3 and 10.5 filed with the original Quarterly Report on Form 10-Q, in response to comments received from the Securities and Exchange Commission. Except as set forth in Exhibits 10.1, 10.3 and 10.5 filed with this Amendment on Form 10-Q/A, no other changes or amendments are made to our original Quarterly Report on Form 10-Q. This Amendment on Form 10-Q/A speaks only as of the date the Quarterly Report on Form 10-Q was originally filed and, except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original Quarterly Report on Form 10-Q to give effect to subsequent events.

     For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, we urge you to carefully review and consider the various disclosures made by us in our other reports and filings made with the Securities and Exchange Commission after March 31, 2002.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

           3.1 Restated Certificate of Incorporation, as Amended. Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 14, 1994.

           3.2 Amended and Restated Bylaws. Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on September 15, 1995.

           10.1+ Employment Offer Letter dated January 8, 1999 from Jeffrey W. Jones, the Registrant's CEO, to Keith G. Bateman, the Registrant's Vice President, Global Sales.

           10.2 Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2002.

           10.3+ Asset Purchase Agreement, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH.

           10.4 Agreement for the Purchase of a Built-Up Property, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2002.

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

July 24, 2002                                BIOLASE TECHNOLOGY, INC.,
                                            (Registrant)

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