Form 10-Q
period 2002-06-30
BIOLASE TECHNOLOGY INC
filed 2002-08-14
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-19627

BIOLASE TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0442441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

981 Calle Amanecer
San Clemente, California 92673
(Address of principal executive offices, including zip code)

(949) 361-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐.

Number of shares outstanding of the registrant’s common stock, $.001 par value, as of July 31, 2002: 20,027,948

BIOLASE TECHNOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,568,000	$2,670,000
Accounts receivable, less allowance of $100,000 and $195,000 in 2002 and 2001, respectively	2,722,000	2,095,000
Inventories, net of reserves of $330,000 and $232,000 in 2002 and 2001, respectively	2,197,000	1,887,000
Prepaid expenses and other current assets	541,000	260,000

Total current assets	8,028,000	6,912,000
Property, plant and equipment, net	1,609,000	392,000
Patents and trademarks, net	79,000	91,000
Other assets	265,000	166,000

Total assets	$9,981,000	$7,561,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	1,422,000	1,656,000
Accrued liabilities	1,985,000	1,976,000
Customer deposits	288,000	290,000
Deferred gain on sale of building, current portion	63,000	63,000
Current portion of long-term debt	346,000	—

Total current liabilities	5,896,000	5,777,000
Deferred gain on sale of building	174,000	205,000
Long-term debt	808,000	—

Total liabilities	6,878,000	5,982,000
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—20,028,000 shares in 2002 and 19,734,000 shares in 2001	20,000	20,000
Additional paid-in capital	49,214,000	48,462,000
Accumulated other comprehensive loss	(16,000)	—
Accumulated deficit	(46,115,000)	(46,903,000)

Total stockholders’ equity	3,103,000	1,579,000

Total liabilities and stockholders’ equity	$9,981,000	$7,561,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$7,160,000	$4,335,000	$12,390,000	$7,418,000
Cost of sales	2,818,000	1,734,000	4,927,000	3,088,000

Gross profit	4,342,000	2,601,000	7,463,000	4,330,000
Operating expenses:
Sales and marketing	2,551,000	1,869,000	4,646,000	3,466,000
General and administrative	858,000	489,000	1,334,000	964,000
Engineering and development	369,000	364,000	788,000	724,000

Total operating expenses	3,778,000	2,722,000	6,768,000	5,154,000

Income (loss) from operations	564,000	(121,000)	695,000	(824,000)

Gain on sale of asset	16,000	—	32,000	—
Foreign currency translation	118,000	—	120,000	—
Interest income	4,000	7,000	7,000	13,000
Interest expense	(33,000)	(33,000)	(66,000)	(109,000)

Net income (loss)	$669,000	$(147,000)	$788,000	$(920,000)

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.04	$(0.05)
Diluted	$0.03	$(0.01)	$0.04	$(0.05)
Weighted average shares Outstanding:
Basic	20,027,000	19,487,000	19,910,000	19,459,000
Diluted	21,419,000	19,487,000	21,350,000	19,459,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$788,000	$(920,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock and warrants for earned services	—	15,000
Depreciation and amortization	105,000	93,000
Write-off of asset	—	4,000
Gain on disposal of assets	(32,000)	—
Gain on foreign currency translation	(101,000)	—
Provision for bad debts	(91,000)	—
Provision for inventory excess and obsolescence	(4,000)	8,000
Changes in assets and liabilities:
Accounts receivable	(536,000)	426,000
Inventory	(306,000)	(51,000)
Prepaid expenses and other assets	(280,000)	(18,000)
Accounts payable and accrued expenses	(223,000)	216,000
Customer deposits	(2,000)	25,000

Net cash used in operating activities	(682,000)	(202,000)
Cash flows from investing activities:
Additions to property, plant and equipment	(156,000)	(38,000)
Proceeds from the sale of property, plant and equipment	—	2,261,000

Net cash (used in) provided by investing activities	(156,000)	2,223,000
Cash flows from financing activities:
Payments on mortgage note payable	—	(1,195,000)
Proceeds from exercise of stock options and warrants	752,000	679,000

Net cash provided by (used in) financing activities	752,000	(516,000)
Effect of exchange rate changes on cash	(16,000)	—
(Decrease) increase in cash and cash equivalents	(102,000)	1,505,000
Cash and cash equivalents at beginning of period	2,670,000	2,002,000

Cash and cash equivalents at end of period	$2,568,000	$3,507,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$27,000	$109,000

Cash paid during the period for taxes	$2,000	$—

Non-cash financing activities:
Debt incurred in connection with acquisition of production facility	$1,000,000	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2002

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the December 31, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission) on April 1, 2002.

The consolidated financial statements include the accounts of BioLase Technology, Inc. and its two wholly-owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, and BIOLASE Europe GmbH, a foreign subsidiary incorporated in Germany in December 2001. We have eliminated all material intercompany transactions and balances in the accompanying financial statements.

We follow the provisions of all applicable Statements of Financial Accounting Standards (“SFAS”) and related accounting pronouncements to prepare the accompanying financial statements in accordance with GAAP.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ materially from those estimates.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – SUPPLEMENTARY BALANCE SHEET INFORMATION

INVENTORIES:	June 30, 2002 (unaudited)	December 31, 2001

Materials	$1,082,000	$1,020,000
Work-in-process	609,000	656,000
Finished goods	506,000	211,000

Inventories	$2,197,000	$1,887,000

PROPERTY, PLANT AND EQUIPMENT, NET:	June 30, 2002 (unaudited)	December 31, 2001
Land	$273,000	$—
Building	685,000	—
Leasehold improvements	66,000	54,000
Equipment and computers	774,000	448,000
Furniture and fixtures	217,000	202,000

Total	2,015,000	704,000
Less accumulated depreciation	(406,000)	(312,000)

Property, plant and equipment, net	$1,609,000	$392,000

PATENTS AND TRADEMARKS, NET:	June 30, 2002 (unaudited)	December 31, 2001
Patents	$112,000	$112,000
Trademarks	69,000	69,000

Total	181,000	181,000
Less accumulated amortization	(102,000)	(90,000)

Patents and trademarks, net	$79,000	$91,000

ACCRUED LIABILITIES:	June 30, 2002 (unaudited)	December 31, 2001
Accrued payroll and benefits	$774,000	$652,000
Accrued warranty expense	506,000	561,000
Other accrued liabilities	705,000	763,000

Accrued liabilities	$1,985,000	$1,976,000

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

In January 2002, our wholly-owned subsidiary, BIOLASE Europe, purchased a production facility in Germany with ten employees. We have recorded the transaction at the nominal or stated purchase price of $1,000,000 with the cost reflected in Property, plant and equipment and the amount payable reflected in Long-term debt. The maximum effective purchase price will be $850,000 but could be less depending on the outcome of negotiations with a third party for that party to pay all or a portion of the first installment in exchange for certain rights that we would grant to the third party. The scheduled amount of the first installment is expected to be between $300,000 and $500,000. If we do not reach agreement with the third party, the stated purchase price and the first installment will be reduced from $1,000,000 to $850,000 and $300,000 to $150,000, respectively. Due to the ongoing negotiations with the third party, the due date of the first installment has been extended from May 31, 2002 to October 31, 2002. There is no assurance that we will be able to reach an agreement with the third party to pay any or all of the first installment. The final purchase price is payable in Euros at the conversion rate in effect on the acquisition date. In connection with this transaction, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8591. Regardless of the amount of the initial installment, we are obligated to pay an additional $500,000 by April 1, 2003 and the balance of the purchase price, if any, by December 1, 2003.

NOTE 4 – LINE OF CREDIT

At June 30, 2002, we had $1,792,000 outstanding under a revolving credit agreement with a bank. The agreement provides for borrowings up to $1,800,000 for financing inventories and is secured by substantially all of our accounts receivable and inventories. The interest rate is based upon LIBOR plus 0.5% at the time of any borrowings. At June 30, 2002, the interest rate on the outstanding balance was 2.68%. The effective interest rate for the quarter ended June 30, 2002 was 3.68%, including the amortization of the fair value of stock issued in connection with extending our line of credit. In June 2002, the expiration date of the credit agreement was extended from January 31, 2003 to July 31, 2003.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility. The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease.

We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases for each of the years ending June 30 are as follows:

2003	$269,000
2004	263,000
2005	258,000
2006	183,000

Total	$973,000

NOTE 6 – EARNINGS PER SHARE

We compute basic earnings (loss) per share by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding. We compute diluted earnings per share by dividing net income by the weighted average number of shares outstanding including stock options and warrants. Stock options totaling 91,392 and 89,400 were not included in the diluted earnings per share amounts for the three and six months ended June 30, 2002, respectively, as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$669,000	($147,000)	$788,000	($920,000)

Weighted average shares
outstanding—basic	20,027,000	19,487,000	19,910,000	19,459,000
Dilutive effect of stock
Options and warrants	1,392,000	—	1,440,000	—

Weighted average shares
outstanding—diluted	21,419,000	19,487,000	21,350,000	19,459,000

NOTE 7 – STOCKHOLDERS’ EQUITY

Components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss)	$669,000	($147,000)	$788,000	($920,000)
Foreign currency translation adjustment	(19,000)	—	(16,000)	—

Comprehensive income (loss)	$650,000	($147,000)	$772,000	($920,000)

Components of accumulated other comprehensive loss were as follows:

	June 30, 2002	December 31, 2001
Cumulative translation adjustments	($16,000)	$—

Accumulated other comprehensive loss	($16,000)	$—

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments, consisting of forward exchange contracts in European Euros, are recorded at their fair value on the balance sheet, included in other assets. Our foreign exchange forward contracts are not designated as hedges pursuant to SFAS 133. Changes in the fair value of derivatives that do not qualify for hedge treatment must be recognized currently in earnings.

At June 30, 2002, we had outstanding derivative financial instruments comprised of foreign exchange forward contracts with notional amounts of $697,000 and a fair market value of $798,000 with the fair value gain of $101,000 recognized into current earnings.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement With Respect to Forward-Looking Information

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, and our subsequent reports on Forms 10-Q and other filings that discuss our business in greater detail. All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

BioLase Technology, Inc. is a medical technology company that designs, develops, manufactures and markets advanced dental, cosmetic and surgical products. We currently market two primary products. The Waterlase™ system, utilizing our patented Hydrokinetic® technology of combining water and laser energy, is a device which can be applied to the treatment of both hard and soft dental tissues. The LaserSmile™ system incorporates a diode semiconductor laser for a broad range of soft tissue and cosmetic procedures.

In January 2002, we received from the United States Food and Drug Administration clearance for the application of our Hydrokinetic technology to perform complete root canal therapy (EndoLase™). In February 2002, we received Food and Drug Administration clearance for the use of Hydrokinetic technology to cut oral bone tissue (OsseoLase™). We believe these clearances substantially broaden the application of our technology within the dental market.

We have patents and have received clearances from the FDA for applications in markets other than dentistry, such as dermatology. However, our current business plan is focused on the dental market because of what we believe to be both the significant potential of the dental market and our leading position in that market.

In January 2002, we acquired a production facility in Germany to strengthen our international sales plan in Europe and neighboring regions. In our estimate, this transaction both significantly increased our overall manufacturing capacity and provided us with an improved ability to service European sales.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Consolidated Financial Statements included in this Report which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Sales.    We record sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized:

•	persuasive evidence of an arrangement exists

•	delivery has occurred or services rendered

•	the price is fixed and determinable, and

•	collectibility is reasonably assured.

We record sales when we have received a signed customer purchase order for product at a fixed price, the customer’s credit is approved and we have shipped the product to the customer.

Warranty Cost.    Products sold are generally covered by a warranty against defects in material and workmanship for a period of one year. We accrue a warranty reserve to measure the risk of incurring costs to provide warranty services. The accrual is based on historical experience and expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

Valuation of Accounts Receivable.    We maintain an allowance for uncollectible accounts receivable to measure the risk of extending credit to customers. The allowance is estimated based on customer compliance with credit terms, the financial condition of the customer and collection history where applicable. Additional allowances could be required if the financial condition of our customers were to be impaired beyond our estimates and would result in an increase in general and administrative expense.

Valuation of Inventory.    Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value as necessary to the lower of cost or market. The allowance is based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. Unfavorable changes in estimates of obsolete inventory would result in an increase in the allowance and a decrease in gross profit.

Valuation of Long-Lived Assets.    Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future business operations. In our estimate, no provision for impairment is required on any of our long-lived assets.

Litigation and Other Contingencies.    We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. We are not presently affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to its contingencies. To be recorded as expense, a loss contingency must generally be both probable and measurable. If a loss contingency is material but is not both probable and measurable, we will disclose it in notes to the financial statements.

Results of Operations

In the following discussion of the results of operations, unless otherwise noted, the three and six month periods ended June 30, 2002 are compared to the three and six-month periods ended June 30, 2001.

The following table sets forth certain statement of operations data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.4	40.0	39.8	41.6

Gross profit	60.6	60.0	60.2	58.4
Operating expenses:
Sales and marketing	35.6	43.1	37.5	46.7
General and administrative	12.0	11.3	10.8	13.0
Engineering and development	5.1	8.4	6.4	9.8

Total operating expenses	52.7	62.8	54.6	69.5

Income (loss) from operations	7.9	(2.8)	5.6	(11.1)
Gain on sale of asset	0.2	0.0	0.2	0.0
Gain on foreign currency translation	1.6	0.0	1.0	0.0
Interest income	0.1	0.2	0.1	0.2
Interest expense	(0.5)	(0.8)	(0.5)	(1.5)

Net income (loss)	9.3%	(3.4)%	6.4%	(12.4)%

Net sales for the three and six months ended June 30, 2002 increased to $7.2 million and $12.4 million from $4.3 million and $7.4 million, respectively, from the comparable periods in the prior year. Growth for both the three and six month periods was the result of increased volume of shipments of our Waterlase and LaserSmile products. Most of our sales are derived from the shipment of the Waterlase product. During the first six months of 2001, the LaserSmile product was sold as the Twilite™ soft tissue laser without the whitening capability, which was introduced in the third quarter of 2001. Historically, we have sold our products internationally through distributors. In the quarter ended June 30, 2002, we began making direct sales to dentists in Germany with the support of our current distributor there, as well as continuing to sell through distributor channels in Germany and elsewhere.

Our gross profit as a percentage of net sales for the three and six month periods ended June 30, 2002 increased to 61% and 60% compared to 60% and 58% for the comparable periods of the prior year. The increase is primarily attributable to leveraging sales growth against fixed and partially fixed manufacturing costs. Increased manufacturing and design efficiencies have also contributed to the increase in gross profit by reducing the cost of materials. These efficiencies have been at least partially offset in 2002 by start-up costs for our German production and service facility and the addition of resources to manufacturing and manufacturing support in anticipation of greater production.

Operating expenses consist of sales and marketing expenses, general and administrative expenses and engineering and development expenses, discussed more fully below. Operating expenses for the three and six months ended June 30, 2002 were 53% and 55% of net sales, compared to 63% and 70% in the comparable periods of the prior year. Operating expenses for the three and six months ended June 30, 2002 were $3.8 million and $6.8 million, an increase of 39% and 31% from operating expenses of $2.7 million and $5.2 million in the comparable periods of the prior year primarily as a result of the growth in sales and supporting operations.

Sales and marketing expenses for the three and six month periods ended June 30, 2002 were 36% and 38% of net sales compared to 43% and 47% for the comparable periods in the prior year. Sales and marketing expenses for the three and six month periods ended June 30, 2002 were $2.6 million and $4.6 million, an increase of 36% and 34% from $1.9 million and $3.5 million in the comparable periods in the prior year. These increases reflect expanding the scope of our nationwide seminar-marketing program for 2002, higher commission expense due to increased sales and additional sales personnel.

General and administrative expenses for the three and six month periods ended June 30, 2002 were 12% and 11% of net sales versus 11% and 13% for the comparable periods of the prior year. General and administrative expenses for the three and six month periods ended June 30, 2002 were $858,000 and $1.3 million, an increase of 75% and 38% from $489,000 and $964,000 in the comparable periods in the prior year. Increases in the quarter compared to the second quarter of 2001 included a non-recurring entry listing fee of approximately $100,000 for the Nasdaq National Market, an increase in professional fees and other service related costs. Most of the increases in professional and service fees are expected to be either one-time expenses or are seasonal in nature. We do not believe that the level of general and administrative expenses incurred in the quarter reflect the ongoing level of costs required to support the business. However, because of the relatively low dollar level of recurring general and administrative expense, the cost of special projects can cause significant variation from period to period. Increases for the six months ended June 30, 2002 include increases in the cost of infrastructure needed to support the business plus the above-mentioned increases incurred in the second quarter offset by a reduction in the provision for uncollectible accounts of $95,000, which occurred in the first quarter of 2002.

Engineering and development expenses for the three and six month periods ended June 30, 2002 were $369,000 and $788,000, an increase of 1% and 9% from $364,000 and $724,000 in the comparable periods in the prior year. The increase for six months is primarily related to materials and consulting fees on product development.

The gain on sale of assets for the three and six months ended June 30, 2002 of $16,000 and $32,000, respectively, are related to the sale and leaseback of our manufacturing facility in San Clemente,

California in March of 2001, resulting in a gain of $316,000. We are recognizing that gain for accounting purposes over the term of the lease.

In the three months ended June 30, 2002 we recognized a foreign currency translation gain of $118,000 primarily due to the increase in the fair market value of our forward exchange contract as described more fully in Part I, Item 3 of this Report.

Interest expense remained constant at $33,000 for the six months ended June 30, 2002 and 2001. Interest expense decreased by $43,000 to $66,000 for the six months ended June 30, 2002, the reduction being attributable to the payoff of the mortgage note payable on our manufacturing facility in March 2001.

No provision for income tax is recognized for the three and six-month periods ended June 30, 2002 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the three and six month periods ended June 30, 2001 as there was no assurance that the benefit of the net operating loss carry forwards would be realized.

Liquidity and Capital Resources

At June 30, 2002, we had $2.1 million in net working capital. Our principal source of liquidity at June 30, 2002 consisted of our cash balance of $2.6 million. Historically, we have financed the development of our products and our operations principally through the private placement of common stock and the exercise of stock options and warrants, though we have generated cash from net income in the last four quarters. For the six months ended June 30, 2002, our primary sources of cash were from net income of $788,000, and the exercise of stock options and warrants of $752,000. These sources of cash were offset by increases in accounts receivable and inventory of $842,000, other working capital items and investments in property and equipment of $156,000. The net effect on cash of operating, investing and financing transactions for the six months ended June 30, 2002 was a decrease of $102,000. For further details see the Consolidated Statements of Cash Flows included in this Form 10-Q.

Accounts receivable, net increased 30% to $2.7 million at June 30, 2002 from $2.1 million at December 31, 2001. This increase was due primarily to the higher sales volume experienced in the second quarter. Inventories, net increased 16% to $2.2 million at June 30, 2002 from $1.9 million at December 31, 2001. The increase was primarily due to increased production estimates to meet expected 2002 sales demand.

In May 2002, we extended the exercise period of 522,500 warrants, with an exercise price of $2.50, which had been issued in a private placement in 2000, from May 31, 2002 to September 30, 2002. In June 2002, we further extended the exercise period on these warrants to June 30, 2003. Also in June 2002, we extended the exercise period on 50,000 warrants, with an exercise price of $3.00 per share, granted in connection with previous annual extensions of our credit facility, from December 1, 2002 to June 30, 2003.

At June 30, 2002, we had $1.8 million outstanding under a revolving credit agreement with a bank, the same amount that was outstanding at December 31, 2001. In May 2002, the maximum available under the credit facility was decreased from $2.5 million to $1.8 million. In June 2002, the expiration date on the credit facility was extended from January 31, 2003 to July 31, 2003, at which point we will be required either to pay any remaining balance or refinance or replace the credit facility.

In connection with the acquisition of our production facility in Germany, as discussed in Note 3 to the Unaudited Consolidated Financial Statements, BIOLASE Europe incurred a maximum liability of $850,000 payable in Euros at the conversion rate of 0.8591 (Euros 989,407). If we are not able to reach an agreement with a third party to pay all or part of the scheduled first installment of between $300,000 and $500,000, we will be required to make the first installment of $150,000 (Euros 174,601) on October 31, 2002. Subsequently, we will be required to make a payment of $500,000 (Euros 582,004) by April 1, 2003 and the balance, if any, by December 1, 2003. We intend to obtain long-term, secured real estate financing to refinance this debt as it matures.

We have no material commitments for capital expenditures as of June 30, 2002.

Our liquidity and cash requirements fluctuate based on the timing and extent of a number of factors. For instance, during periods of recent sales growth, net changes in assets and liabilities generally have represented a use of cash because we have incurred costs and expended cash in advance of receiving cash from our customers. We believe that our current cash balances, cash to be generated from operations plus additional cash expected to be received through the exercise of warrants and stock options will be adequate to meet our debt service requirements, capital expenditures and sustain our operations for at least the next twelve months. Should we require further capital resources in the next twelve months, we may address such requirement through the refinancing of debt and/or the sale of equity securities. If such additional debt or equity is needed, no assurances can be given that we would be able to obtain such additional capital resources on acceptable terms, or at all. If unexpected events occur requiring us to obtain additional capital and we are unable to do so, we then might attempt to preserve our available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back our operations. If we were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on our financial position, results of operations and cash flows.

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

Although we became profitable in the third quarter of 2001 and we expect to be able to continue to grow the business and sustain profitability, we may not be able to do so. Until the third quarter of 2001, we had a prior history of losses through our research and development phase and during the early commercialization of our products. It is possible that we may experience losses in the future as we attempt to grow our business or as a result of some adverse occurrence or trend. Even if we continue to achieve net income, we may not be able to increase net income on a quarterly or annual basis in the future. Our ability to achieve sustained or increased net income is, in turn, dependent on many of the other risk factors identified in this Report. If we are unable to continue or increase our net income in the future, we may not be able to successfully operate our business and our stock price may decline.

We may not be able to secure additional financing to meet our future capital needs.

Our line of credit expires on July 31, 2003. Although we intend to renew or replace the line of credit, if we are unable to do so, and we are required to repay the line of credit, absent sufficient cash flow from operations or the sale of securities, the diversion of resources for that purpose would adversely affect our operations and financial condition and our ability to achieve future growth in our net sales. In addition, during 2002 and 2003 all of our long-term debt related to the acquisition of our German production facility will become due and payable. It is our intention to refinance that debt as it matures with long-term secured real estate financing. There is no assurance that we will be able to obtain such financing. Unless we can generate sufficient cash flow from sustained profitability, we will continue to be dependent on the availability of external financing to meet our operating and capital needs, including the repayment of current debt obligations. We may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business plan and would have a material adverse effect on our business, financial condition and results of operations.

Our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline.

As a result of our recent rapid growth our ability to accurately forecast our quarterly sales is limited. Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the factors described in the subheadings below as well as:

•	Variation in demand for our products, including variation due to seasonality;

•	Our ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	Our ability to control costs. Many of our costs are relatively fixed in the short term. If we have a shortfall in sales, we may be unable to reduce our expenses quickly enough to avoid losses;

•
The size, timing, rescheduling or cancellation of significant customer orders. A significant amount of our sales in any quarter may consist of sales through a single distributor. As a result, the timing of orders by distributors may impact our quarter-to-quarter results. The loss of or a substantial reduction in orders from distributors could seriously harm our business, financial condition and results of operations.

•	The introduction of new products by competitors;

•	The availability and reliability of components used to manufacture our products;

•	Changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	The mix of our domestic and international sales, and the risks and uncertainties associated with our international business;

•	Costs associated with any future acquisitions of technologies and businesses; and

•	General global economic and political conditions, including international conflicts and acts of terrorism.

Due to all of the factors listed above and the other risks, some of which are discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

Our common stock price has been volatile, which could result in substantial losses for individual stockholders.

Our common stock is currently traded on the Nasdaq National Market and has only limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. For example, the closing per share sale price of our common stock has fluctuated from $3.80 to $6.58 over the course of 2002 despite steady improvement in our financial performance. On August 9, 2001, the closing sale price of our common stock declined 12% from $5.87 per share on volume of approximately 900,000 shares, absent any news about or announcements by us. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our revenue and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock. If our stock price drops below $3.00 per share for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq National Market, our shares could be delisted from the Nasdaq National Market and the marketability, liquidity and price of our common stock would be adversely affected.

We are exposed to risks associated with the recent worldwide economic slowdown and related uncertainties.

Concerns about decreased consumer and investor confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military activity have resulted in a downturn in the equity markets and have caused concern about the strength of the current economic recovery. These unfavorable conditions could ultimately cause a slowdown in customer orders or order cancellations. In addition, recent political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the U.S. and worldwide. Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

There are factors that may affect the market acceptance of our products, some of which are beyond our control.

Although we believe we are seeing increasing market acceptance of our products as indicated through rapid sales growth, our future success will depend on our ability to demonstrate to a broad spectrum of dentists and physicians the potential cost and performance advantages of our laser systems over traditional methods of treatment and, to a lesser extent, over competitive laser systems. Although our sales have increased rapidly, our products represent relatively new technologies in the dental market, and have not yet achieved widespread market acceptance. Factors that may inhibit mass adoption of laser technologies by dentists and physicians include the cost of the products, concerns about the safety, efficacy and reliability of lasers and the ability to obtain reimbursement of laser procedures under health plans. Current economic pressure may make dentists and physicians reluctant to purchase substantial capital equipment or invest in new technologies. The failure of medical lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, our business may be harmed.

We purchase certain materials and components included in our products from a limited group of qualified suppliers, and we do not have long-term supply contracts with any of our key suppliers. Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of materials and components from our suppliers. Certain components of our products are currently available only from a single source or limited sources. Although we believe that alternate sources of supply are available for most of our single-sourced materials and components, a change in a single or limited source supplier, or an inability to find an alternate supplier, could create manufacturing delays, disrupt sales and cash flow, and harm our reputation, any of which could adversely affect our business, financial condition and results of operations.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

We have patents or patents pending on our products. However our future success will depend, in part, on our ability to maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. However, we cannot assure you that we will be able to obtain any further patents, that any of our proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide a sustainable competitive advantage. Competitors may claim that we have infringed their current or future intellectual property rights. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Additionally, in the event an intellectual property claim against us is successful, we might not be able to obtain a license on acceptable terms or license a substitute technology or redesign our products to avoid infringement. Any of the foregoing adverse events could seriously harm our business, financial condition and results of operations.

We have significant international sales and are subject to risks associated with operating in international markets.

In the past few years, international sales have comprised a significant portion of our net sales. Our international sales declined in the prior year, and political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. In addition, as part of our commitment to grow sales internationally, in January of this year we made a significant investment in a production facility in Germany to manufacture and service devices to be sold in Europe.

In the future, we intend to continue to pursue and expand our international business activities. International operations, including our production facility in Germany, are subject to many inherent risks, including:

•	Adverse changes in tariffs;

•	Political, social and economic instability and increased security concerns;

•	Fluctuations in currency exchange rates;

•	Exposure to different legal standards;

•	Reduced protection for our intellectual property in some countries;

•	Burdens of complying with a variety of foreign laws;

•	Import and export license requirements and restrictions of the United States and each other country in which we operate;

•	Trade restrictions;

•	The imposition of governmental controls;

•	Unexpected changes in regulatory or certification requirements;

•	Difficulties in staffing and managing international operations;

•	Longer collection periods and difficulties in collecting receivables from foreign entities; and

•	Potentially adverse tax consequences.

We believe that international sales will continue to represent a significant portion of our net sales, and that continued growth and profitability may require further expansion of our international operations. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and operating results.

In addition, a substantial percentage of our international sales are denominated in the local currency. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. Other than a forward contract to offset the risk related to the amounts payable for the German production facility, we do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

If we are not successful in generating revenue from our German production facility, our business and financial condition may be materially adversely affected.

In January 2002, we made a significant investment in a German production facility with ten employees. The production facility is a new operation and we will face significant challenges in integrating it with our existing business and operations, including but not limited to the following:

•	Entering into service agreements for devices sold in Europe;

•	Retraining existing employees in our operations, and hiring additional employees for the facility;

•	Integrating the facility’s operations with our existing operations; and

•	Generating German facility revenue and achieving profitability.

The facility has successfully begun manufacturing our products and making installations for customers in Europe. However, the facility has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully operate and generate revenue. If we are not able to receive the anticipated benefits of our investment in the German facility, our financial condition and results of operations would be materially and adversely affected.

Potential future acquisitions could have unintended negative consequences which could harm our business and cause our stock price to decline.

We may consider pursuing additional acquisitions of businesses, products or technologies in the future as a part of our growth strategy. Acquisitions could require significant capital infusions and could involve many risks, including but not limited to the following:

•	We may encounter difficulties in assimilating and integrating the operations, products and workforce of the acquired companies;

•
Acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation, goodwill and other intangible assets;

•	Acquisitions may be dilutive to our existing stockholders;

•	Acquisitions may disrupt our ongoing business and distract our management; and

•	Key personnel of the acquired company may decide not to work for us.

We cannot assure you that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all. In the event we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions.

Product liability claims against us could be costly and could harm our reputation.

The sale of dental and medical products involves the inherent risk of product liability claims against us. While we currently maintain product liability insurance coverage in an amount that we believe is adequate for our level of sales, this insurance is expensive, is subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us, if any, with respect to our products would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims.

Rapid changes in technology could harm the demand for our products or result in significant additional costs.

Although we continuously invest in product development through our engineering and research efforts, the markets in which our laser products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, frequent new device and pharmaceutical introductions and evolving dental and surgical techniques. These changes could render our products noncompetitive or obsolete. The success of our existing and future products is dependent on the differentiation of our products from those of our competitors, the timely introduction of new products and the perceived benefit to the customer in terms of patient service and return on investment. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time-consuming and uncertain. We have in the past experienced delays in product development. We cannot assure you that we will successfully identify new product opportunities, be financially or otherwise capable of the research and development to bring new products to market in a timely manner or that product and technologies developed by others will not render our products obsolete.

We may not be able to compete successfully against our current and future competitors.

We compete with those of a number of foreign and domestic companies, including those companies that market traditional dental products such as dental drills, as well as other companies that market laser technologies in the dental and medical markets that we address. Some of our competitors have greater financial, technical, marketing or other resources than us, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. In addition, the rapid technological changes occurring in the healthcare industry are expected to lead to the entry of new competitors, especially as dental and medical lasers gain increasing market acceptance. Our ability to anticipate technological changes and to introduce enhanced products on a timely basis will be a significant factor in our ability to grow and remain competitive. New competitors or technology changes in laser products and methods could cause commoditization of such products, require price discounting or otherwise adversely affect our gross margins.

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

Our products are generally purchased by dental or medical professionals who then bill various third party payors, such as government programs or private insurance plans, for the procedures conducted using these products. In the United States third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally have been reimbursed, with the exception of cosmetic applications such as tooth whitening. The inability to obtain reimbursement for services using our products could deter dentists and physicians from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have an adverse effect on our business, financial condition and results of operations.

The failure to attract and retain key personnel could adversely affect our business.

Our future success depends in part on the continued service of certain key personnel, including Jeffrey Jones, our Chief Executive Officer, Edson Rood, our Chief Financial Officer, Ioana Rizoiu, our Vice President of Clinical Research, and Keith Bateman, our Vice President of Global Sales. We do not have employment agreements with any of our key employees, other than with Mr. Jones, whose employment agreement was renewed in January 2002 for a two-year term.

Our success will also depend in large part on our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for certain employees, particularly development engineers, remains intense in spite of the effects of the economic slowdown. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock, which will have terms as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors may, without obtaining stockholder approval, issue preferred stock with terms, which could have preference over and adversely affect the rights of the holders of common stock. This issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We are also subject to the Delaware anti-takeover laws, which may prevent, delay or impede a merger or takeover of our company, and we have not opted out of the provisions of such laws through either our certificate of incorporation or our bylaws.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As discussed in Note 3 to the Consolidated Financial Statements, we acquired a production facility in Germany in January of 2002. The debt related to those assets is payable in Euros at the exchange rate in effect as of the date of acquisition. That exchange rate was 0.8591. In conjunction with portion of the debt due in 2003, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8575. As of June 30, 2002, the exchange rate was 0.9820, resulting in an unrealized gain on that contract of $101,000 which has been reflected in the Consolidated Statements of Operations. The initial installment was not covered by a forward contract and is due October 31, 2002.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

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

Item 2.    Changes in Securities and Use of Proceeds.

Sale of Unregistered Securities

On March 27, 2002, Corner Bank Ltd. and Corner Banque S.A. partially exercised warrants to purchase an aggregate of 360,000 shares and 100,000 shares, respectively, of our common stock. Upon the partial exercise of the warrants, we issued 100,000 shares of unregistered common stock to Corner Bank Ltd. and 65,000 shares of unregistered common stock to Corner Banque S.A., in consideration for an aggregate exercise price of $412,500. The issuance of the common stock to Corner Bank Ltd. and Corner Banque S.A. was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of the Security Holders.

Following are the results of matters submitted to a vote at the Annual Meeting of Stockholders held May 23, 2002:

1.	The election of the following individuals to the Board of Directors to serve until the next Annual Meeting of the Stockholders and until their successors are duly elected and qualified:
	Votes For	Votes Against
Federico Pignatelli	14,685,959	76,489
William A. Owens	14,685,659	76,789
Jeffrey W. Jones	14,538,524	223,924
George V. d’Arbeloff	14,681,959	80,489

2.
The ratification of PricewaterhouseCoopers LLP as the independent accountants for the year ending December 31, 2002. Votes cast for were 14,691,354; votes cast against were 500,948; and there were 125,470 abstentions.

3.
The approval of the 2002 Stock Incentive Plan, as a replacement to the 1998 Stock Option Plan, under which 3,000,000 shares of Common Stock will initially be reserved for issuance, representing an increase of 1,000,000 shares over the number of shares that were reserved under the 1998 Stock Option Plan. Votes cast for were 14,192,239 of which 10,203,487 were broker non-votes; votes cast against were 329,417; and there were 240,972 abstentions.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.6†	Letter modification to the January 29, 2002 Asset Purchase Agreement between Asclepion-Meditec AG and Registrant’s subsidiary, BIOLASE Europe GmbH.
10.7†	Distribution agreement, executed June 13, 2002, between Registrant and IBC GmbH.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment has been requested for certain confidential portions of these exhibits pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission.

(b) Reports	on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE TECHNOLOGY, INC., (Registrant)

August 13, 2002	By:	/s/ EDSON J. ROOD
Edson J. Rood Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)