Form 10-Q/A
period 2002-03-31
BIOLASE TECHNOLOGY INC
filed 2002-09-13
CIK 811240

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                         (AMENDMENT NO.2 TO FORM 10-Q)
 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                       PORTIONS AMENDED/EXPLANATORY NOTE

     Our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 was originally filed with the Securities and Exchange Commission on May 15, 2002 and amended on July 24, 2002. We are filing this Amendment No. 2 on Form 10-Q/A solely to modify our request for confidential treatment of certain portions of Exhibit 10.3 filed with the original Quarterly Report on Form 10-Q, in response to comments received from the Securities and Exchange Commission. Except as set forth in Exhibit 10.3 filed with this Amendment No. 2 on Form 10-Q/A, no other changes or amendments are made to our original Quarterly Report on Form 10-Q. This Amendment No. 2 on Form 10-Q/A speaks only as of the date the Quarterly Report on Form 10-Q was originally filed and, except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original Quarterly Report on Form 10-Q to give effect to subsequent events.

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

           3.2 Amended and Restated Bylaws. Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on September 15, 1995.

           10.1+ Employment Offer Letter dated January 8, 1999 from Jeffrey W. Jones, the Registrant's CEO, to Keith G. Bateman, the Registrant's Vice President, Global Sales. Incorporated by reference to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A filed on July 24, 2002.

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

           10.5+ Agreement, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH. Incorporated by reference to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A filed on July 24, 2002.

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

September 13, 2002                           BIOLASE TECHNOLOGY, INC.,
                                            (Registrant)

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