Form 10-Q
period 2002-09-30
BIOLASE TECHNOLOGY INC
filed 2002-11-13
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes	☒	No	☐

          Number of shares outstanding of the registrant’s common stock, $.001 par value, as of November 4, 2002: 20,047,448.

BIOLASE TECHNOLOGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,920,000	$2,670,000
Accounts receivable, less allowance of $381,000 and $195,000 in 2002 and 2001, respectively	3,478,000	2,095,000
Inventories, net of reserves of $354,000 and $232,000 in 2002 and 2001, respectively	2,344,000	1,887,000
Prepaid expenses and other current assets	822,000	260,000

Total current assets	9,564,000	6,912,000
Property, plant and equipment, net	1,597,000	392,000
Patents and trademarks, net	73,000	91,000
Other assets	186,000	166,000

Total assets	$11,420,000	$7,561,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	1,338,000	1,656,000
Accrued liabilities	2,791,000	1,976,000
Customer deposits	261,000	290,000
Deferred gain on sale of building, current portion	63,000	63,000
Current portion of long-term debt	343,000	—

Total current liabilities	6,588,000	5,777,000
Deferred gain on sale of building	158,000	205,000
Long-term debt	800,000	—

Total liabilities	7,546,000	5,982,000
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding – 20,034,000 shares in 2002 and 19,734,000 shares in 2001	20,000	20,000
Additional paid-in capital	49,224,000	48,462,000
Accumulated other comprehensive loss	(27,000)	—
Accumulated deficit	(45,343,000)	(46,903,000)

Total stockholders’ equity	3,874,000	1,579,000

Total liabilities and stockholders’ equity	$11,420,000	$7,561,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$7,314,000	$4,676,000	$19,704,000	$12,094,000
Cost of sales	2,762,000	1,871,000	7,689,000	4,959,000

Gross profit	4,552,000	2,805,000	12,015,000	7,135,000
Operating expenses:
Sales and marketing	2,664,000	1,811,000	7,310,000	5,277,000
General and administrative	739,000	572,000	2,073,000	1,536,000
Engineering and development	360,000	340,000	1,148,000	1,064,000

Total operating expenses	3,763,000	2,723,000	10,531,000	7,877,000

Income (loss) from operations	789,000	82,000	1,484,000	(742,000)
Gain on sale of asset	15,000	32,000	47,000	32,000
Gain (loss) on foreign currency translation	(5,000)	—	14,000	—
Unrealized gain on forward exchange contract	1,000	—	102,000	—
Interest income	6,000	10,000	13,000	24,000
Interest expense	(34,000)	(22,000)	(100,000)	(132,000)

Net income (loss)	$772,000	$102,000	$1,560,000	$(818,000)

Net income (loss) per share:
Basic	$0.04	$0.01	$0.08	$(0.04)
Diluted	$0.04	$0.01	$0.07	$(0.04)
Weighted average shares outstanding:
Basic	20,033,000	19,655,000	19,878,000	19,454,000
Diluted	21,186,000	20,915,000	21,233,000	19,454,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,560,000	$(818,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Issuance of common stock and warrants for earned services	—	15,000
Depreciation and amortization	128,000	126,000
Gain on disposal of assets	(47,000)	(27,000)
Gain on foreign currency translation	(102,000)	—
Provision for bad debts	(99,000)	104,000
Provision for inventory excess and obsolescence	(4,000)	108,000
Changes in assets and liabilities:
Accounts receivable	(1,284,000)	(604,000)
Inventory	(453,000)	(717,000)
Prepaid expenses and other assets	(480,000)	(95,000)
Accounts payable and accrued expenses	497,000	634,000
Customer deposits	(29,000)	25,000

Net cash used in operating activities	(313,000)	(1,249,000)
Cash flows from investing activities:
Additions to property, plant and equipment	(175,000)	(101,000)
Additions to patents and licenses	—	(10,000)
Proceeds from the sale of property, plant and equipment	—	2,261,000

Net cash (used in) provided by investing activities	(175,000)	2,150,000
Cash flows from financing activities:
Payments on mortgage note payable	—	(1,195,000)
Proceeds from exercise of stock options and warrants	762,000	692,000

Net cash provided by (used in) financing activities	762,000	(503,000)
Effect of exchange rate changes on cash	(24,000)	—
Increase in cash and cash equivalents	250,000	398,000
Cash and cash equivalents at beginning of period	2,670,000	2,002,000

Cash and cash equivalents at end of period	$2,920,000	$2,400,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$37,000	$111,000

Cash paid during the period for taxes	$2,000	$—

Non-cash financing activities:
Debt incurred in connection with acquisition of production facility	$1,000,000	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 1 – BASIS OF PRESENTATION

          The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the December 31, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.  These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

          The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

          The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

          Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period presentation.

NOTE 2 – SUPPLEMENTARY BALANCE SHEET INFORMATION

INVENTORIES:	September 30, 2002 (unaudited)	December 31, 2001

Materials	$1,282,000	$1,020,000
Work-in-process	601,000	656,000
Finished goods	461,000	211,000

Inventories	$2,344,000	$1,887,000

PROPERTY, PLANT AND EQUIPMENT, NET:	September 30, 2002 (unaudited)	December 31, 2001

Land	$305,000	$—
Building	837,000	—
Leasehold improvements	87,000	54,000
Equipment and computers	605,000	448,000
Furniture and fixtures	218,000	202,000

Total	2,052,000	704,000
Less accumulated depreciation	(455,000)	(312,000)

Property, plant and equipment, net	$1,597,000	$392,000

PATENTS AND TRADEMARKS, NET:	September 30, 2002 (unaudited)	December 31, 2001

Patents	$112,000	$112,000
Trademarks	69,000	69,000

Total	181,000	181,000
Less accumulated amortization	(108,000)	(90,000)

Patents and trademarks, net	$73,000	$91,000

ACCRUED LIABILITIES:	September 30, 2002 (unaudited)	December 31, 2001

Accrued payroll and benefits	$779,000	$652,000
Accrued warranty expense	656,000	561,000
Other accrued liabilities	1,356,000	763,000

Accrued liabilities	$2,791,000	$1,976,000

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

          In January 2002, our wholly owned subsidiary, BIOLASE Europe, purchased a production facility in Germany with ten employees.  We have recorded the transaction at the nominal or stated purchase price of $1,000,000 with the cost reflected in property, plant and equipment and the amount payable reflected in long-term debt.  The maximum effective purchase price will be $850,000 but could be less depending on the outcome of negotiations with a third party for that party to pay all or a portion of the first installment in exchange for certain rights that we would grant to the third party.  The scheduled amount of the first installment is expected to be between $300,000 and $500,000.  If we do not reach agreement with the third party, the stated purchase price and the first installment will be reduced from $1,000,000 to $850,000 and $300,000 to $150,000, respectively.  Due to the ongoing negotiations with the third party, the due date of the first installment has been extended from October 31, 2002 to September 30, 2003.  There is no assurance that we will be able to reach an agreement with the third party to pay any or all of the first installment.  The final purchase price is payable in Euros at the conversion rate in effect on the acquisition date.  In connection with this transaction, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8591.  Regardless of the amount of the initial installment, we are obligated to pay an additional $500,000 by April 1, 2003 and the balance of the purchase price, if any, by December 1, 2003.

NOTE 4 – LINE OF CREDIT

          At September 30, 2002, we had $1,792,000 outstanding under a revolving credit agreement with a bank. The agreement provides for borrowings up to $1,800,000 for financing inventories and is secured by substantially all of our accounts receivable and inventories.  The interest rate is based upon LIBOR plus 0.5% at the time of any borrowings.  At September 30, 2002, the interest rate on the outstanding balance was 2.3%.  The effective interest rate for the quarter ended September 30, 2002 was 1.9%, including the amortization of the fair value of stock issued in connection with extending our line of credit.  In June 2002, the expiration date of the credit agreement was extended from January 31, 2003 to July 31, 2003.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

          In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility in San Clemente, California.  The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the four years remaining under the lease term.  The related lease is being accounted for as an operating lease.

          We also lease certain office equipment under operating lease arrangements.  Future minimum rental commitments under operating leases for each of the years ending September 30 are as follows:

2003	$272,000
2004	263,000
2005	253,000
2006	121,000

Total	$909,000

          On October 31, 2002, the Company filed a lawsuit in the U.S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”). In the lawsuit, the Company alleges that AMT is infringing certain patents owned by the Company which relate to the use of laser technology in the medical and dental fields. The Company’s claims arise out of AMT’s offer to sell and sale in the United States of a dental device that uses laser technology. In the lawsuit, the Company is seeking an award of monetary damages and injunctive relief against AMT. While the Company believes that the case is meritorious, there is no assurance that the Company will achieve a favorable outcome.

          From time to time, we are involved in legal proceedings incidental to our business.  We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 6 – EARNINGS PER SHARE

          We compute basic earnings (loss) per share by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding.  We compute diluted earnings per share by dividing net income by the weighted average number of shares outstanding including stock options and warrants.  Stock options totaling 304,000 and 287,000 were not included in the diluted earnings per share amounts for the three and nine months ended September 30, 2002, respectively, and 880,000 were not included in the nine months ended September 30, 2001, as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$772,000	$102,000	$1,560,000	$(818,000)

Weighted average shares outstanding - basic	20,033,000	19,655,000	19,878,000	19,454,000
Dilutive effect of stock options and warrants	1,153,000	1,260,000	1,355,000	—

Weighted average shares outstanding - diluted	21,186,000	20,915,000	21,233,000	19,454,000

NOTE 7 – STOCKHOLDERS’ EQUITY

          Components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss)	$772,000	$102,000	$1,560,000	$(818,000)
Foreign currency translation adjustment	(11,000)	—	(27,000)	—

Comprehensive income (loss)	$761,000	$102,000	$1,533,000	$(818,000)

          Components of accumulated other comprehensive loss were as follows:

	September 30, 2002	December 31, 2001

Cumulative translation adjustments	$(27,000)	$—

Accumulated other comprehensive loss	$(27,000)	$—

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

          At September 30, 2002, we had outstanding derivative financial instruments comprised of foreign exchange forward contracts with notional amounts of $697,000 and a fair market value of $799,000 with the fair value gain of $102,000 recognized into net income for the nine months ended September 30, 2002.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement With Respect to Forward-Looking Information

          You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, and our subsequent reports on Forms 10-Q and other filings that discuss our business in greater detail.  This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us.  These statements speak only as of the date of this Report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

          BioLase Technology, Inc. is a medical technology company that designs, develops, manufactures and markets advanced dental, cosmetic and surgical laser-based products. We currently market two primary products. The Waterlase™ system, utilizing our patented Hydrokinetic® technology of combining water and laser energy, is a device which can be applied to the treatment of both hard and soft dental tissues.  The LaserSmile™ system incorporates a diode semiconductor laser for a broad range of soft tissue and cosmetic procedures. Most of our sales are derived from the shipment of the Waterlase system. Sales of the LaserSmile system commenced in the third quarter of 2001; prior to that time the LaserSmile system was sold as the Twilite soft tissue laser, which did not include the teeth whitening capability.

          In January 2002, we received from the United States Food and Drug Administration Section 510(k) clearance for the application of our Hydrokinetic technology to perform complete root canal therapy (EndoLase™).  In February 2002, we received Food and Drug Administration Section 510(k) clearance for the use of Hydrokinetic technology to cut oral bone tissue (OsseoLase™). We believe these clearances substantially broaden the application of our technology within the dental market.

          We have patents and have received clearances from the FDA for applications in markets other than dentistry, such as dermatology.  However, we currently plan to focus our business on the dental market because of what we believe to be both the significant potential of the dental market and our leading position in that market.

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

          We record sales when we have received a valid customer purchase order for product at a fixed price, the customer’s credit is approved and we have shipped the product to the customer.

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

          Valuation of Long-Lived Assets.  Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives.  Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. Long-

lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future business operations. In our estimate, no provision for impairment is required on any of our long-lived assets.

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

Results of Operations

          In the following discussion of the results of operations, unless otherwise noted, the three and nine month periods ended September 30, 2002 are compared to the three and nine-month periods ended September 30, 2001.

          The following table sets forth certain statement of operations data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.8	40.0	39.0	41.0

Gross profit	62.2	60.0	61.0	59.0
Operating expenses:
Sales and marketing	36.4	38.7	37.1	43.6
General and administrative	10.1	12.2	10.5	12.7
Engineering and development	4.9	7.3	5.8	8.8

Total operating expenses	51.4	58.2	53.4	65.1

Income (loss) from operations	10.8	1.8	7.5	(6.1)

Gain on sale of asset	0.2	0.7	0.2	0.3
Gain (loss) on foreign currency translation	(0.1)	0.0	0.1	0.0
Unrealized gain on forward exchange contract	0.0	0.0	0.5	0.0
Interest income	0.1	0.2	0.1	0.2
Interest expense	(0.5)	(0.5)	(0.5)	(1.1)

Net income (loss)	10.6%	2.2%	7.9%	(6.8)%

          Comparing the results of operations between the current year and the corresponding periods in the prior year, the most significant change affecting operating results is the increase in sales.  Third quarter 2002 sales increased 56% over third quarter 2001 and nine month 2002 sales have increased 63% over nine month 2001 sales.

          Net Sales.  Net sales for the three months ended September 30, 2002 were $7.3 million, an increase of $2.6 million or 56%, as compared with net sales of $4.7 million for the three months ended September 30, 2001.  Net sales for the nine months ended September 30, 2002 were $19.7 million, an increase of $7.6 million or 63%, as compared with net sales of $12.1 million for the nine months ended September 30, 2001. The increase in both the three and nine month periods was resulted from increased number of units sold of our Waterlase and LaserSmile systems. Average selling price for these products in the periods being compared has not varied significantly.

          International sales increased in the third quarter of 2002 to 29% of total sales compared to 16% in the same period last year. Year-to-date international sales have increased to 21% of total sales from 17% in the same period last year. Most of our international sales are made through distributors.  In the three months ended June 30, 2002, we began making direct sales to dentists in Germany with the support of our current distributor there, as well as continuing to sell through distributor channels in Germany and elsewhere. In connection with increased credit uncertainty related to these direct sales, we have increased our allowance on accounts receivable from $100,000 at June 30, 2002 to $381,000 at September 30, 2002.

          Gross Profit.  Gross profit for the three months ended September 30, 2002 was $4.6 million or 62% of net sales, an increase of $1.7 million or 62% from gross profit of $2.8 million or 60% of net sales for the three months ended September 30, 2001.  Gross profit for the nine months ended September 30, 2002 was $12.0 million or 61% of net sales, an increase of $4.9 million or 68% from gross profit of $7.1 million or 59% of net sales for the nine months ended September 30, 2001.  The increase in gross profit is primarily attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs.  To a lesser extent, the increase in gross profit is also due to increased manufacturing efficiencies and design changes, which have reduced the cost of materials.  These efficiencies and cost savings have been partially offset by the start-up costs for our German production and service facility and the addition of production resources to support anticipated sales growth.

          Operating Expenses.  Operating expenses for the three and nine months ended September 30, 2002 were 51% and 53% of net sales, compared to 58% and 65% in the comparable periods of the prior year.  Approximately 80% of the increase in operating expenses for the three and nine months ended September 30, 2002 are sales and marketing costs that have been incurred to generate the increase in net sales.

          Sales and marketing expenses generally includes salaries and commissions for our direct sales force, advertising costs and expenses related to trade shows, conventions and seminars.  Sales and marketing expense for the three months ended September 30, 2002 was $2.7 million or 36% of net sales, an increase of $853,000 or 47%, as compared with sales and marketing expense for the three months ended September 30, 2001 of $1.8 million or 39% of net sales. Sales and marketing expense for the nine months ended September 30, 2002 was $7.3 million or 37% of net sales, an increase of $2.0 million or 39%, as compared with sales and marketing expense for the three months ended September 30, 2001 of $5.3 million or 44% of net sales. The increase in absolute dollars was primarily due to higher commission expense related to the increased sales and additional sales personnel in the United States, and to a lesser extent, the expansion of the scope of our nationwide seminar marketing program in 2002.

          General and administrative expenses generally include the salaries of administrative personnel as well as professional and regulatory fees.  General and administrative expense for the three months ended September 30, 2002 was $739,000 or 10% of net sales, an increase of $167,000 or 29%, as compared with general and administrative expense for the three months ended September 30, 2001 of $572,000 or 12% of net sales. General and administrative expense for the nine months ended September 30, 2002 was $2.1 million or 11% of net sales, an increase of $537,000 or 35%, as compared with general and administrative expense for the three months ended September 30, 2001 of $1.5 million or 13% of net sales.  The increase in absolute dollars for both the three and nine months was principally due to cumulative increases in the infrastructure needed to support the growth of our business including increases in the cost of regulatory compliance, administrative costs associated with the operations of BIOLASE Europe and increases in the allocated costs of insurance.

          Engineering and development expenses generally include engineering personnel salaries, prototype supplies and contract services.  Engineering and development expense for the three months ended September 30, 2002 was $360,000 or 5% of net sales, a slight increase of $20,000 or 6%, as compared with engineering and development expense for the three months ended September 30, 2001 of $340,000 or 7% of net sales.  Engineering and development expense for the nine months ended September 30, 2002 was $1.1 million or 6% of net sales, an increase of $84,000 or 8%, as compared with general and administrative expense for the three months ended September 30, 2001 of $1.1 million or 9% of net sales.  The increase in absolute dollars for the nine months ended September 30, 2002 is prototype material costs and consulting fees related to product development.  The change in research and development expense as a percent of net sales reflects the larger sales base and normal fluctuations in the  scope of current research and development projects.

          In September we renewed our insurance policies for the period October 1, 2002 to September 30, 2003 for a total premium increase of $245,000, driven both by adverse pricing conditions in the insurance market  and by the expected growth in our sales. The premium increase will raise operating expenses as it is amortized to expense during the coverage period.

          Gain on Sale of Assets.  The gain on sale of assets for the three and nine months ended September 30, 2002 of $15,000 and $47,000, respectively, are related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001.  This sale resulted in a gain of $316,000, which will be recognized over the remaining term of the lease expiring in 2006.

          Unrealized Gain on Forward Exchange Contract.  In the nine months ended September 30, 2002, we recognized an unrealized gain on forward contracts of $102,000, due to the increase in the fair market value of our forward exchange contract as described more fully in Part I, Item 3 of this Report.

          Interest Income/Interest Expense.   Interest income primarily relates to interest earned on our cash balances, and interest expense primarily relates to interest expense on our line of credit and our prior mortgage on the San Clemente facility.  Interest income for the three and nine months ended September 30, 2002 was $6,000 and $13,000, a decrease of 40% and 46% from interest income of $10,000 and $24,000 in the comparable periods of the prior year, due principally to lower interest rates in 2002.  Interest expense increased $12,000 or 55% from $22,000 to $34,000 for the three months ended September 30, 2002 compared to the same period last year as the result of the amortization of loan guarantee fees to interest expense over the renewal term of our line of credit in 2002. Interest expense decreased by $32,000 or 24% from to $100,000 for the nine months ended September 30, 2002, which reflects the repayment of the mortgage on our San Clemente facility upon its sale in March 2001 as well as lower interest rates on our line of credit in 2002

          Provision for Income Tax.  No provision for income tax was recognized for the three and nine-month periods ended September 30, 2002 due to the availability of net operating loss carry forwards.  No income tax benefit was recognized in the three and nine-month periods ended September 30, 2001 as there was no assurance that the benefit of the net operating loss carry forwards would be realized.  As of December 31, 2001, we had net operating loss carry forwards for federal and state purposes of approximately $37.8 million and $6.4 million, respectively, which began expiring in 2001.

Liquidity and Capital Resources

          At September 30, 2002, we had $3.0 million in net working capital as compared to $1.1 million at December 31, 2001.  Our principal source of liquidity at September 30, 2002 consisted of our cash balance of $2.9 million.  Historically, we have financed the development of our products and our operations principally through the private placement of common stock and the exercise of stock options and warrants, though we have generated cash from net income excluding the effects of changes in working capital, in each of the last five quarters.  For the nine months ended September 30, 2002, from December 1, 2002 to June 30, 2003 our primary sources of cash were from net income of $1.6 million, and the exercise of stock options and warrants of $762,000.  These sources of cash were offset by increases in accounts receivable and inventory of $1.7 million, other working capital items and investments in property and equipment of $335,000.  The net effect on cash of operating, investing and financing transactions for the nine months ended September 30, 2002 was an increase of $250,000.  For further details see the Consolidated Statements of Cash Flows included in this Form 10-Q.

          Accounts receivable, net increased 66% to $3.5 million at September 30, 2002 from $2.1 million at December 31, 2001.  This increase was primarily due to the higher sales volume experienced in the third quarter of 2002.  Inventories, net increased 24% to $2.3 million at September 30, 2002 from $1.9 million at December 31, 2001.  This increase was primarily due to increased production estimates to meet expected 2002 sales demand.

          In June 2002, we extended the expiration date of warrants to purchase 522,500 shares of common stock from September 30, 2002 to June 30, 2003.  These warrants have an exercise price of $2.50 and were issued in connection with a private placement in 2000.  In June 2002, we also extended the expiration date of warrants to purchase 50,000 shares of common stock from December 1, 2002 to June 30, 2003.  These warrants have an exercise price of $3.00 per share and were issued in connection with previous annual extensions of our credit facility.

          At September 30, 2002, we had $1.8 million outstanding under a $1.8 million revolving credit facility with a bank, the same amount that was outstanding at December 31, 2001.  In June 2002, the expiration date on this credit facility was extended from January 31, 2003 to July 31, 2003, at which point we will be required to pay any remaining balance, refinance or replace the credit facility. We cannot assure you that we will be able to renew this facility in a timely manner, on acceptable terms or at all.  The credit facility is collateralized by all of our accounts receivable and inventories.

          In connection with the acquisition of our production facility in Germany, as discussed in Note 3 to the Unaudited Consolidated Financial Statements, BIOLASE Europe incurred a maximum liability of $850,000 payable in Euros at the conversion rate of 0.8591 (Euros 989,407).  If we are not able to reach an agreement with a third party to pay all or part of the scheduled first installment of between $300,000 and $500,000, we will be required to make the initial installment of $150,000 (Euros 174,601) on September 30, 2003. We are required to make a payment of $500,000 (Euros 582,004) by April 1, 2003 and the balance, if any, by December 1, 2003. We are considering obtaining a long-term, secured real estate financing to refinance this debt as it matures, but we cannot assure you that such financing will be available in a timely manner, on acceptable terms or at all.

          We had no material commitments for capital expenditures as of September 30, 2002.

          Our liquidity and cash requirements fluctuate based on the timing and extent of a number of factors.  For instance, during periods of recent sales growth, net changes in our assets and liabilities generally have represented a use of cash because we have incurred costs and expended cash in advance of receiving cash from our customers. We believe that our current cash balances, cash expected to be generated from our operations, together with additional cash expected to be received through the exercise of warrants and stock options will be adequate to meet our debt service requirements and sustain our operations for at least the next twelve months.  Should we require further capital resources in the next twelve months, we may address such requirement through the refinancing of debt and/or the sale of equity securities.  If such additional debt or equity is needed, we cannot assure you that we would be able to obtain such additional capital resources in a timely manner, on acceptable terms, or at all.  If we are unable to raise additional funds, we may have to defer the creation or satisfaction of various commitments, defer the introduction of various products or entry into various markets, or otherwise scale back our operations.  If we were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on our financial position, results of operations and cash flows.

Risk Factors

          Our business is subject to a number of risks, some of which are discussed below.  Other risks are presented elsewhere in this report and in our other filings with the Securities and Exchange Commission.  Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission.  The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Dentists and Physicians May Be Slow to Adopt Laser Technologies, Which Could Limit the Market Acceptance of Our Products.

          Although our sales have increased year over year, our products represent new technologies in the dental market and currently only represent a very small portion of the dental and medical markets. Our future success will depend on our ability to demonstrate to a broad spectrum of dentists and physicians the potential cost and performance advantages of our laser systems over traditional methods of treatment and, to a lesser extent, over competitive laser systems.  Dental practitioners may be slow to adopt new technologies on a widespread basis.  Factors that may inhibit mass adoption of laser technologies by dentists and physicians include the cost of the products, concerns about the safety, efficacy and reliability of lasers and the ability to obtain reimbursement of laser procedures under health plans.  Current economic pressure may make dentists and physicians reluctant to purchase substantial capital equipment or invest in new technologies.  The failure of medical lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations.  We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

We Depend on a Limited Number of Suppliers and If We Cannot Secure Alternate Suppliers, the Amount of Sales in Any Period Could Be Adversely Affected.

          We purchase certain materials and components included in our products from a limited group of qualified suppliers, and we do not have long-term supply contracts with any of our key suppliers.  Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality from our suppliers.  Certain components of our products are currently available only from a single source or limited sources, particularly specialized components used in our lasers.  Although we believe that alternate sources of supply are available for most of our single-sourced materials and components, a change in a single or limited source supplier, or an inability to find an alternate supplier, would create manufacturing delays, disrupt sales and cash flow, and harm our reputation, any of which would adversely affect our business, financial condition and results of operations.

Our Quarterly Sales and Operating Results May Fluctuate in Future Periods and We May Fail to Meet Expectations, Which May Cause the Price of Our Common Stock to Decline.

          Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control.  If quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.  Factors that might cause quarterly fluctuations in our sales and operating results include the factors described in the subheadings below as well as:

•	variation in demand for our products, including variation due to seasonality;

•	our ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	our ability to control costs;

•	the size, timing, rescheduling or cancellation of significant customer orders;

•	the introduction of new products by competitors;

•	the availability and reliability of components used to manufacture our products;

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	the mix of our domestic and international sales, and the risks and uncertainties associated with our international business;

•	costs associated with any future acquisitions of technologies and businesses; and

•	general global economic and political conditions, including international conflicts and acts of terrorism.

          A significant amount of our sales in any quarter may consist of sales through a single distributor.  As a result, the timing of orders by distributors may impact our quarter-to-quarter results.  The loss of or a substantial reduction in orders from distributors could seriously harm our business, financial condition and results of operations.  In addition, we have in the past experienced fluctuations due to seasonality.  Typical of the seasonality we have experienced is that the first quarter is slower than average and the fourth quarter is stronger than average due to the buying patterns of dental professionals.  Vacation schedules also have typically had an effect on sales in the third quarter.  Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce our expenses quickly enough to avoid losses.  Due to all of the factors listed above and other risks, some of which are discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs.

          Our secured line of credit expires on July 31, 2003.  If we are unable to renew or replace our secured line of credit at or before that time on acceptable terms, or at all, and we are required to repay the secured line of credit, absent sufficient cash flow from operations or the sale of securities, the diversion of resources for that purpose would adversely affect our operations and financial condition and our ability to achieve future growth in our net sales, and our security may be at risk.  In addition, during 2003, all of our long-term debt related to the acquisition of our German production facility will become due and payable.  It is our intention to refinance that debt as it matures with long-term secured real estate financing.  There is no assurance that we will be able to obtain such financing on acceptable terms, in a timely manner, or at all.  If we are unable to obtain such financing, we will have to repay our debt obligations with cash, which may adversely affect our operations and financial condition and our ability to achieve future growth in our net sales.

          Although we believe that we can generate sufficient cash flow from sustained profitability to meet our future operating and capital needs, there is no assurance that we will be able to do so.  If we are unable to do so, we will continue to be dependent on the availability of external financing to meet our operating and capital needs, including the repayment of current debt obligations.  We may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the current market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business plan and would have a material adverse effect on our business, financial condition and results of operations.

We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets.

          International sales comprise a significant portion of our net sales.  Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad.  In addition, as part of our plan to grow sales internationally, in January 2002, we purchased a production facility in Germany to manufacture and service devices to be sold in Europe.

          In the future, we intend to continue to pursue and expand our international business activities.  International operations, including our production facility in Germany, are subject to many inherent risks, including:

•	adverse changes in tariffs;

•	political, social and economic instability and increased security concerns;

•	fluctuations in currency exchange rates;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards;

•	reduced protection for our intellectual property in some countries;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	trade restrictions;

•	the imposition of governmental controls;

•	unexpected changes in regulatory or certification requirements;

•	difficulties in staffing and managing international operations; and

•	potentially adverse tax consequences and the complexities of foreign value added tax systems.

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

If We Are Not Successful in Generating and Increasing Sales from Our German Production Facility, Our Business and Financial Condition May Be Materially Adversely Affected.

          In January 2002, we made a significant investment in purchasing a German production facility with ten employees.  The production facility is a new operation and we will face significant challenges in integrating it with our existing business and operations, including but not limited to the following:

•	entering into service agreements for devices sold in Europe;

•	retraining existing employees in our operations, and hiring additional employees for the facility;

•	integrating the facility’s operations with our existing operations; and

•	generating and increasing German facility sales and achieving profitability.

          Although the German facility has begun manufacturing our products and making installations for customers in Europe, it has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully operate and generate and increase sales.  If we are not able to generate and increase sales and profits at the German facility, we will not receive the anticipated benefits of our investment in the German facility and our business, financial condition and results of operations would be materially and adversely affected.

We Are Exposed to Risks Associated with the Recent Worldwide Economic Slowdown and Related Uncertainties.

          Concerns about decreased consumer and investor confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military activity have resulted in a downturn in the equity markets and a slowdown in economic conditions, both domestically and internationally, and have caused concern about the strength or longevity of an economic recovery.  These unfavorable conditions could ultimately cause a slowdown in customer orders or cause customer order cancellations.  In addition, recent political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the U.S. and worldwide.  Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.  If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

If We Are Unable to Protect Our Intellectual Property Rights, Our Competitive Position Could Be Harmed or We Could Be Required to Incur Expenses to Enforce Our Rights.

          We anticipate that our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others.  We rely on patents to establish and maintain proprietary rights in our technology and products.  While we hold a number of issued patents and have other patent applications pending on our products and technology, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged.  In addition, other companies may independently develop similar products, duplicate our products or design products that circumvent our patents.

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

We May Not Be Able to Compete Successfully Against Our Current and Future Competitors.

          We compete with a number of foreign and domestic companies, including companies that market traditional dental products such as dental drills, as well as other companies that market laser technologies in the dental and medical markets that we address.  Some of our competitors have greater financial, technical, marketing or other resources than us, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can.  In addition, the rapid technological changes occurring in the healthcare industry are expected to lead to the entry of new competitors, especially as dental and medical lasers gain increasing market acceptance. Our ability to anticipate technological changes and to introduce enhanced products on a timely basis will be a significant factor in our ability to grow and remain competitive. New competitors or technology changes in laser products and methods could cause commoditization of such products, require price discounting or otherwise adversely affect our gross margins.

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

If Our Customers Cannot Obtain Third Party Reimbursement for Their Use of Our Products, They May Be Less Inclined to Purchase Our Products.

          Our products are generally purchased by dental or medical professionals who may bill various third party payors, such as government programs or private insurance plans, for all or a portion of the procedures conducted using these products.  In the United States, third party payors review and frequently challenge the prices charged for medical services.  In many foreign countries, the prices are predetermined through government regulation.  Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational.  We believe that most of the procedures being performed with our current products generally have been reimbursed, with the exception of cosmetic applications such as tooth whitening.  For the portion of dentists who rely on third party reimbursement and take assignment of patient insurance claims, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products.  We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans.  Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products.  Such changes would act as disincentives for capital investments by dental and medical professionals and could have an adverse effect on our business, financial condition and results of operations.

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

          Our success will also depend in large part on our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel.  Competition for certain employees, particularly development engineers, is intense despite the effects of the economic slowdown. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

We May Not Be Able to Sustain or Increase Our Net Income in the Future, Which May Cause the Trading Price of Our Common Stock to Decline.

          Although we expect to  be able to sustain net income, there is no assurance that we will be able to do so.  Even if we sustain net income, we may not be able to increase net income on a quarterly or annual basis in the future.  Our ability to sustain or increase net income is dependent on many of the risk factors identified in this report.  Until the third quarter of 2001, we had a prior history of losses through our research and development phase and during the early commercialization of our products.  It is possible that we may experience losses again in the future.  If we are unable to sustain or increase our net income in the future, we may not be able to successfully operate our business and our stock price may decline.

Our Common Stock Price Has Been Volatile, Which Could Result in Substantial Losses for Individual Stockholders.

          Our common stock is currently traded on the Nasdaq National Market and the Nasdaq Europe Market and has only limited daily trading volume.  The trading price of our common stock has been and may continue to be volatile.  The market for technology companies, in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance.  For example, the closing per share sale price of our common stock has fluctuated between $6.58 and $3.80 over the course of 2002 despite steady improvement in our financial performance.  On August 9, 2001, the closing sale price of our common stock declined 12% from $5.87 per share on volume of approximately 900,000 shares, absent any news about or announcements by us.  The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report.  Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation.  If this were to happen to us, such litigation would be expensive and would divert management’s attention.  In addition, if we needed to raise equity funds under adverse conditions it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.  If our stock price drops below $3.00 per share for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq National Market, our shares could be delisted from the Nasdaq National Market and the marketability, liquidity and price of our common stock would be adversely affected.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

              As discussed in Note 3 to the Consolidated Financial Statements, we acquired a production facility in Germany in January of 2002.  The debt related to those assets is payable in Euros at the exchange rate in effect as of the date of acquisition.  That exchange rate was 0.8591.  In conjunction with portion of the debt due in 2003, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8575.  As of September 30, 2002, the exchange rate was 0.9825, resulting in an unrealized gain on that contract of $102,000 which has been reflected in the Consolidated Statements of Operations.  The initial installment was not covered by a forward contract and is due September 30, 2003.

Item 4.   Controls and Procedures.

               Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company’s principal executive officer and principal financial officer believe that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

               There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

              On October 31, 2002, the Company filed a lawsuit in the U.S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”). In the lawsuit, the Company alleges that AMT is infringing certain patents owned by the Company which relate to the use of laser technology in the medical and dental fields. The Company’s claims arise out of AMT’s offer to sell and sale in the United States of a dental device that uses laser technology. In the lawsuit, the Company is seeking an award of monetary damages and injunctive relief against AMT. While the Company believes that the case is meritorious, there is no assurance that the Company will achieve a favorable outcome.

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

               None.

Item 3.   Defaults Upon Senior Securities.

               None.

Item 4.   Submission of Matters to a Vote of the Security Holders.

               None.

Item 5.   Other information.

               None.

Item 6.   Exhibits and Reports on Form 8-K.

               None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2002		BIOLASE TECHNOLOGY, INC.,
(Registrant)

	By:	/s/ EDSON J. ROOD

Edson J. Rood Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey W. Jones, Chief Executive Officer of BioLase Technology, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of BioLase Technology, Inc. (the “Registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.

Our other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ JEFFREY W. JONES

Jeffrey W. Jones Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edson J. Rood, Chief Financial Officer of BioLase Technology, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of BioLase Technology, Inc. (the “Registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     d. all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e. any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.

Our other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ EDSON J. ROOD

Edson J. Rood Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Jeffrey W. Jones, hereby certify that to my knowledge, the quarterly report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of BioLase Technology, Inc.

Dated: November 8, 2002	/s/ JEFFREY W. JONES

Jeffrey W. Jones Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Edson J. Rood, hereby certify that to my knowledge the quarterly report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of BioLase Technology, Inc.

Dated: November 8, 2002	/s/ EDSON J. ROOD

Edson J. Rood Chief Financial Officer