Form 10-K
period 2002-12-31
BIOLASE TECHNOLOGY INC
filed 2003-03-24
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.001 per share
 (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

As of February 28, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $160,090,055, based on the closing price per share of $7.96 for the Registrant’s common stock as reported on the Nasdaq National Market on such date multiplied by 20,111,816 shares of the Registrant’s common stock which were outstanding on such date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of February 28, 2003, there were 20,499,748 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 13 of Part III of this Form 10-K is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

CAUTIONARY STATEMENT

          This report contains forward-looking statements, which include, but are not limited to, statements concerning projected operational plans, results of operations and financial condition, potential market applications and the market acceptance of our products, the competitive nature of and anticipated growth in our markets and the need for additional capital.  These forward-looking statements are based on our current expectations, estimates, assumptions and projections about our industry and reflect management’s beliefs based on information available to us at the time of this report.  Words such as “anticipates,” “expects,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including those set forth under “Risk Factors” in Item 7.  These risks and uncertainties, some of which are more fully discussed below and in our other filings with the Securities and Exchange Commission include but are not limited to the following:

•	Uncertainties relating to worldwide political stability, general economic conditions and trade policies;

•	Uncertainties relating to government and regulatory policies;

•	Unforeseen technological developments by competitors;

•	The entry of new, well-capitalized competitors;

•	The availability and pricing of materials used in the manufacture of our products;

•	Uncertainties relating to the development, ownership and enforcement of intellectual property rights;

•	Adverse changes in the financing and coverage of commercial health and dental plans;

•	Adverse changes in the financial markets affecting the availability and cost of capital;

•	The impact of natural disasters, including a major earthquake, on our operations; or

•	The ability to attract and retain qualified personnel to grow and compete effectively.

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

Background and Overview of Current Business

          BioLase Technology, Inc. is a medical technology company that designs, develops, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.  Our principal products are water-and-laser based systems currently focused for use in dentistry.  We hold patents and have received clearances from the United States Food and Drug Administration (“FDA”) for applications in markets other than dentistry, such as dermatology.  However, our current business plan is focused on the dental market because of the significant market potential and our leading position in that market.

          From inception in 1987 until 1999, we were engaged primarily in the research and development of the use of water-and-laser technology.  We were financed by approximately $42 million in stockholder investments through a series of private placements, related warrants and stock options.

          In 1997, we received FDA clearance to market our patented core technology for a broad range of dermatological and general surgical soft tissue applications.  In 1998, we received FDA clearance to market the Millennium™ (the predecessor model of our current Waterlase® system) for certain dental hard tissue applications.  This clearance allowed us to commence domestic sales and marketing of our technology for hard and soft tissue applications.

          In 1999, we began the commercialization of our water and laser technology.  Our sales have grown from $1.5 million in 1998 to $7.0 million in 1999, $9.7 million in 2000, $17.9 million in 2001 and $29.2 million in 2002.

          During 1999 and 2000, to meet the demand for soft-tissue and cosmetic dentistry applications, we designed a semiconductor diode laser system, which is now marketed as our LaserSmile™ system.  We received FDA clearance to market the system for a variety of soft-tissue medical applications in June 1999.  In 2001, we received FDA clearance to market the LaserSmile system for cosmetic teeth whitening.

          In December 2001, we formed BIOLASE Europe, GmbH (“BIOLASE Europe”), a wholly owned subsidiary based in Germany.  In February 2002, BIOLASE Europe acquired a laser manufacturing facility in Germany and commenced manufacturing operations at that location.  This acquisition has enabled us to initiate an expansion of our sales in Europe and neighboring international regions.

          In 2002, we received two additional FDA clearances.  First, we received clearance to market the Waterlase system for complete root canal therapy (EndoLase™).  Second, we received clearance to market this system for cutting, shaving, contouring and resection of oral osseous tissues (bone) (OsseoLase™).  In January 2003, we received FDA clearance to market the Waterlase for use in apicoectomy surgery, a treatment for root canal infections and complications that includes cutting gum, bone and the apex of the tooth to access the infected area.  The clearance also relates to flap surgical procedures, including periodontal procedures, implant placement and recovery, extracting wisdom teeth, exposure of impacted teeth for orthodontics as well as additional procedures.

          Our fundamental business strategy is to expand our core technology in the dental market. However, we believe that our technology has broad uses beyond dentistry, and we have obtained patents and FDA clearances for certain of these applications in the cosmetic and surgical markets.

Products

          Waterlase System.  The Waterlase system combines an erbium, chromium: yttrium, scandium, gallium, garnet (Er,Cr:YSGG) laser with a wavelength of 2,790 nanometers with an air-water spray.  The Waterlase system produces laser pulses combined with water to remove enamel and dentin for cavity preparation (dental hard tissue).  By adjusting the air-water spray level, the laser can be used for soft tissue procedures as well.  When used with less or with no water, the unique wavelength cuts efficiently and provides exceptional levels of coagulation and hemostasis.

          Some of the important benefits of our technology include:

•	Patients in most cases do not require anesthesia;

•	Trauma to the dental structure is reduced because the laser avoids the vibration and micro-fractures associated with the high-speed dental drill;

•	The laser does not leave a smear layer, that is commonly created by the dental drill, so the bonding of biomaterials can be improved;

•	There is a reduced likelihood of infection according to clinical findings;

•	Patient throughput can be improved as procedure times can be reduced; and

•	The dentist can be provided additional revenue opportunities for soft tissue procedures which otherwise may need to be referred out.

          LaserSmile System.  The LaserSmile system incorporates a diode semiconductor laser for a broad range of dental soft tissue and cosmetic procedures.  For cosmetic whitening, a special arched photon hand piece is used to direct the laser light to a full quadrant of the teeth being treated.  A proprietary gel is applied to the teeth, which is activated by the precise wavelength of the laser.  This process provides rapid activation of the gel, which significantly reduces the time required for the procedure.  Because of the efficiency of this system, procedures can be performed faster and with less total energy.

          Related Accessories and Disposable Products.  We also manufacture a wide variety of accessories and disposable products for our two laser systems.  The Waterlase system uses disposable tips of differing sizes based on the procedure being performed.  We also market the gel and aftercare products related to the LaserSmile system.  Sales of these consumables grew in 2002 due to the increase in laser sales.  However, consumable sales currently remain a relatively small percentage of our total sales.  We anticipate that as the installed laser base increases, the absolute dollars in consumable products will also increase.

Sales and Marketing

          While we cannot determine the exact number of dental lasers currently in use, we estimate that total market penetration is negligible, with the majority of those lasers being used in soft tissue applications.  Consequently, we believe the potential market for our products in dentistry is substantial.

          We currently market both laser systems in the United States and in over 20 countries internationally (principally in Europe and Asia).  For the years ended December 31, 2002, 2001 and 2000 international sales were $6.8 million, $3.3 million and $4.2 million, respectively, of which 43%, 50% and 54%, respectively, were sales in Europe.  Domestic sales are made through a direct sales force while international sales are made primarily through a network of independent distributors.  Domestic sales are generally to individual dentists and are not dependent on a single or a few customers.  Sales to a single customer, including international distributors, did not exceed ten percent of net sales.  However, the loss of a key distributor could adversely affect our operating results.

          We participate in regional, national and international trade shows and sponsor seminars to promote our products.  Health professionals often participate in seminars, and in some regions are required to engage in continuing certified education regarding advancements in the dental and medical fields.  In 2002, we formed the World Clinical Laser Institute to formalize our efforts towards education and training in laser dentistry.  This Institute conducts and sponsors numerous educational programs domestically and internationally for practitioners, researchers and academicians.  We believe a substantial marketing effort must be made through these types of educational programs to increase the awareness of our technology and its benefits and to train dentists in ways to leverage their investments in our products.

Seasonality

          We have in the past experienced fluctuations due to seasonality.  Typical of the seasonality we have experienced is that the first quarter is slower than average and the fourth quarter is stronger than average due to the buying patterns of dental professionals.  Vacation schedules also have typically kept the third quarter relatively flat, as compared to the second.

Manufacturing

          We manufacture certain proprietary components of our products, and we contract with various companies to manufacture other components for assembly by us.  Substantially all of the materials used in our products are manufactured domestically.  While we have identified alternate suppliers for most of the components we purchase, we do rely on single suppliers for certain key components of our products.

          Until February 2002, all of our manufacturing facilities were located in San Clemente, California.  With the acquisition of the laser production facility in Germany, a significant part of our physical assets and manufacturing activities are now located outside of the U.S.

Intellectual Property, Research and Product Development

          We have built a substantial portfolio of intellectual property that is protected by patents, patents pending and trademarks relating to our core technologies.  We hold a comprehensive network of patents that covers laser and water, HydroKinetics® (laser energy exciting water), fluid conditioning, laser accessories, laser technology development and specific technologies for dental and medical applications.

          We are continually expanding and strengthening the protections afforded by patents.  In 2002 we obtained a patent related to the delivery of whitening agents (focusing on tooth whitening) in the form of atomized fluid particles adapted to work in conjunction with a medical device.  We also rely on trade secrets, other proprietary know-how, continuing technological innovation and management experience to develop our competitive position.

          During the years ended December 31, 2002, 2001 and 2000, engineering and development expenses were approximately $1.7 million, $1.5 million and $2.3 million, respectively.  Such expenditures were directed primarily to develop new products and to expand the capabilities of our existing products.

Competition

          In the domestic hard tissue dental market, we primarily compete with two companies that are subsidiaries of larger corporations.  In the international market, we compete with several other companies one with substantial resources.  Competing companies utilize a commonly available laser, the Erbium YAG (Er:YAG), developed initially for non-dental applications and subsequently applied to dentistry.  We believe our Waterlase offers performance advantages over the Er:YAG lasers.

          Our LaserSmile diode laser system competes with three to five companies in the soft tissue and several non-laser companies in the in-office cosmetic teeth-whitening market.  Although these companies are substantial competitors, we believe this market is strong and will continue to grow.  We believe that we are able to differentiate our system based on the benefits of using a laser for the teeth whitening procedure as well as for many soft tissue procedures.

          We also experience competition from other technologies, including the traditional high and low-speed dental drills and air abrasion systems for clinical dental procedures; and from take-home products and in-store products for cosmetic teeth whitening.

          We believe that the following factors provide us with competitive advantages:

•	Our leading position and customer base in the hard tissue dental market;

•	Our unique technology;

•	Our network of university researchers and academic leaders;

•	Our strong intellectual property portfolio; and

•	Our focused business strategy, strong sales force and experienced management team.

Employees

          As of February 1, 2003, we had 135 full-time employees, including 10 employees in Our German facility.  This represents an increase of 26 employees or 24% from the 109 employees a year ago.  Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

          Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site (www.biolase.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2.	Properties

          Our principal offices are located at 981 Calle Amanecer, San Clemente, California where we lease a 23,000 square foot facility for manufacturing and offices.  In February 2002, our wholly-owned subsidiary, BIOLASE Europe, purchased a 20,000 square foot laser manufacturing facility in Floss, Germany.  We currently lease half of the facility to a third party and conduct manufacturing operations in the other half.  We believe that our facilities are sufficient for our current needs.

Item 3.	Legal Proceedings

          On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”).  In the lawsuit, we allege that AMT is infringing certain patents we own, which relate to the use of laser technology in the medical and dental fields.  Our claims arise out of AMT’s offer to sell and sale in the United States of a dental device that uses laser and water technology.  In the lawsuit, we are seeking an award of monetary damages and injunctive relief against AMT.  While we believe that our case is meritorious, we cannot assure you that we will achieve a favorable outcome.

          From time to time, we are involved in other legal proceedings incidental to our business.  We believe that these other pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

          Our common stock is listed on the Nasdaq National Market under the symbol “BLTI.”  The following table sets forth the high and low sales price per share for our common stock as reported by the Nasdaq National Market for each quarter of 2002 and 2001:

	High	Low

Year Ended December 31, 2002
First Quarter	$6.58	$5.11
Second Quarter	5.88	4.00
Third Quarter	5.14	3.80
Fourth Quarter	5.89	3.68
Year Ended December 31, 2001
First Quarter	3.03	1.53
Second Quarter	5.07	2.09
Third Quarter	6.59	3.47
Fourth Quarter	6.80	3.60

          As of March 20, 2003 the total number of record holders of our common stock was 266.

Dividends

          We have never paid any cash dividends on our common stock since our inception, and we anticipate that, for the foreseeable future, our earnings will continue to be retained for use in our business.

Sale of Unregistered Securities

          In June 2002, we extended the expiration date of warrants to purchase 522,500 shares of common stock from September 30, 2002 to June 30, 2003.  These warrants have an exercise price of $2.50 and were issued to CBG Compagnie Bancaire Geneve, Corner Bank Ltd., Corner Banque S.A. and Triglova Finance S.A. in connection with a private placement in 2000.  In June 2002, we also extended the expiration date of a warrant to purchase 50,000 shares of common stock from December 1, 2002 to June 30, 2003.  This warrant has an exercise price of $3.00 per share and was issued to GEM Holdings Corp. in connection with a previous annual extension of our credit facility.  None of the warrant holders paid any cash consideration for the extension of the expiration date of the warrants.  The expiration date of the warrant held by GEM Holdings Corp. was extended in connection with the renegotiation of the maturity of our credit facility to July 31, 2003 at a nominal rate of LIBOR plus 1/2 per cent.

          None of the foregoing warrant modifications involved any underwriters, any underwriting discounts or commissions, or any public offering, and we believe that such modifications were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.  The warrants were modified for a limited number of investors with no general solicitation or advertising.  The warrant holders are sophisticated institutional investors with adequate access, through their relationships with us, to all relevant information about us necessary to evaluate the investment.  In the original acquisition of the warrants, the warrant holders had represented to us their intention to acquire the warrants for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends appear on the warrant certificates, as modified.

Item 6.	Selected Consolidated Financial Data

          The following table sets forth selected consolidated financial data for the periods presented.  You should read this data along with our Consolidated Financial Statements and related Notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as the section of this report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$29,199	$17,887	$9,657	$7,004	$1,465
Gross profit	18,097	10,588	4,828	2,852	47
Operating expenses (1)	15,616	10,952	8,462	7,601	10,369
Income (loss) from operations	2,481	(364)	(3,634)	(4,749)	(10,322)
Net income (loss)	2,630	(408)	(3,728)	(4,798)	(10,346)
Net income (loss) per share (2):
basic	0.13	(0.02)	(0.19)	(0.28)	(0.69)
diluted	0.12	(0.02)	(0.19)	(0.28)	(0.69)
Weighted average shares outstanding:
basic	19,929	19,510	19,171	17,254	15,062
diluted	21,622	19,510	19,171	17,254	15,062

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$3,484	$1,135	$(206)	$(1,331)	$89
Total assets	14,395	7,561	6,599	2,672	3,911
Long-term liabilities	142	205	1,175	—	—
Stockholders’ equity (deficit)	5,187	1,579	1,056	(939)	662

(1)

In 1999 and 1998, respectively, operating expenses include non-recurring charges of $1.1 million and $5.1 million.  These charges were related to a severance agreement, a consulting agreement and write-off of certain product development assets in 1999.  In 1998, the charge related to the write-off of in-process research and development costs related to the purchase of the assets of Laser Skin Toner, Inc.

(2)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          Sales.  We record sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B.  SAB 101 requires that four basic criteria must be met before revenue can be recognized:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price is fixed and determinable; and

•	collectibility is reasonably assured.

          We record sales when we have received a valid customer purchase order for product at a stated price, the customer’s credit is approved and we have shipped the product to the customer.

          Valuation of Accounts Receivable.  We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers.  The allowance is estimated based on customer compliance with credit terms, the financial condition of the customer and collection history where applicable.  Additional allowances could be required if the financial condition of our customers were to be impaired beyond our estimates.

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

          Valuation of Long-Lived Assets.  Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives.  Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future business operations. In our estimate, no provision for impairment is currently required on any of our long-lived assets.

          Warranty Cost.  Products sold are generally covered by a warranty against defects in material and workmanship for a period of one year.  We accrue a warranty reserve to estimate the risk of incurring costs to provide warranty services.  The accrual is based on our historical experience and our expectation of future conditions.  An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

          Litigation and Other Contingencies.  We regularly evaluate our exposure to threatened or pending litigation and other business contingencies.  Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes.  We are not presently affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position.  As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to its contingencies.  To be recorded as expense, a loss contingency must generally be both probable and measurable.  If a loss contingency is material but is not both probable and estimable, we will disclose it in notes to the financial statements.

Results of Operations

          The following table sets forth certain statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	38.0	40.8	50.0

Gross profit	62.0	59.2	50.0
Operating expenses:
Sales and marketing	37.4	41.5	44.8
General and administrative	10.3	11.2	19.1
Engineering and development	5.8	8.5	23.7

Total operating expenses	53.5	61.2	87.6

Income (loss) from operations	8.5	(2.0)	(37.6)
Non-operating income (loss)	0.5	(0.2)	(1.0)

Net income (loss)	9.0%	(2.2)%	(38.6)%

          Comparing the results of operations between the current year and the prior years, the most significant change affecting operating results is the increase in sales. Sales for the year ended December 31, 2002 increased 63% over sales for the year ended December 31, 2001.  Sales for the year ended December 31, 2001 increased 85% over sales for the year ended December 31, 2000.

          Net Sales.  Net sales for the year ended December 31, 2002 were $29.2 million, an increase of $11.3 million, as compared with net sales of $17.9 million for the year ended December 31, 2001. Net sales for the year ended December 31, 2001 increased $8.2 million over net sales of $9.7 million for the year ended December 31, 2000.  The increase in sales in both 2002 and 2001 resulted primarily from the increased number of units sold of our Waterlase and LaserSmile (introduced in the third quarter of 2001) systems.  The average selling price increased slightly for these products in the periods being compared.

          International sales were $6.8 million for the year ended December 31, 2002 (23.2% of total net sales), as compared to $3.3 million in 2001 (18.3% of total net sales) and $4.2 million in 2000 (43.4% of total net sales).  The increase in international sales in 2002 was primarily the result of a renewed effort to strengthen our network of international distributors after concentrating our resources in 2001 in the domestic market.  The formation of BIOLASE Europe in 2002 and the acquisition of a production and service facility in Germany was an important step to increase our visibility in Europe as well as to improve our ability to service European customers.  We plan to continue to add resources to our international sales program to take advantage of the large market potential and we expect that our international sales will continue to grow over time as a percentage of our total net sales.  Although most of our international sales are made through independent distributors, we began making direct sales to dentists in Europe in 2002 with the support of our current European distributors.  Based on the overall increase and detailed review of sales, we have increased our allowance on accounts receivable from $195,000 at December 31, 2001 to $395,000 at December 31, 2002.

          Gross Profit.  Gross profit for the years ended December 31, 2002, 2001 and 2000 was $18.1 million, $10.6 million and $4.8 million, respectively.  The gross margin on sales for those same periods was 62.0%, 59.2% and 50.0%, respectively.  The increase in both gross profit and gross margin was primarily attributable to leveraging the increase in our net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs.  The increase in gross profit is also due to increased manufacturing efficiencies and design changes through engineering and product development, which have reduced the cost of materials.  These efficiencies and cost savings were partially offset by the start-up costs for our German production and service facility in 2002 and the addition of production resources to support anticipated sales growth.  While we believe there is additional leverage to be realized from future increases in sales, step costs or increases in fixed costs will also accompany growth and may constrain increases in gross margin.  In addition, an increase in the mix of sales to international distributors will also tend to decrease gross profit since such sales are made at wholesale prices.

          Operating Expenses.  Operating expenses for the years ended December 31, 2002, 2001 and 2000 were 53.5%, 61.2% and 87.6% of net sales, respectively.  Most of the increases in operating expenses for each year were sales and marketing costs that were incurred primarily to generate the increase in sales, including a growing sales force and related expenses.

          Sales and marketing expenses primarily include salaries and commissions for our direct sales force, advertising costs and expenses related to trade shows, conventions and seminars.  Sales and marketing expenses for the year ended December 31, 2002 was $10.9 million compared to $7.4 million and $4.3 million for the years ended December 31, 2001 and 2000, respectively.  The increase in absolute dollars from year to year was primarily attributable to higher commission expense related to the increased sales and to additional sales personnel in the United States.  In addition during 2002, we significantly expanded the scope of our nationwide seminar-marketing program and increased our sponsorship of education and training programs for existing and potential customers.  Although growing 71.3% in 2001 and 47.2% in 2002 in absolute dollars, sales and marketing expense as a percentage of net sales decreased from 44.8% in 2000 to 41.5% in 2001 to 37.4% in 2002 due to the increase in sales generated by these efforts.  In 2002 we sponsored two national and two international symposiums presented by the World Clinical Laser Institute, an organization that provides education and training in laser dentistry.

          General and administrative expenses include the salaries of administrative personnel as well as legal, professional, insurance and regulatory fees.  General and administrative expense for the year ended December 31, 2002 was $3.0 million compared with $2.0 million in 2001 and $1.8 million in 2000.  The increase in absolute dollars in 2002 was principally due to administrative costs associated with the operations of BIOLASE Europe, increases in the costs of legal fees relating to regulatory compliance and various legal proceedings and increases in the infrastructure needed to support the growth of our sales.  Insurance premiums increased in 2001 primarily as a result of the increase in net sales and increased significantly in 2002 both as a result of the increase in sales and as a result of general insurance market conditions.  We expect additional increases in 2003 due to adverse markets for workers compensation, group health insurance and liability insurance.

          Engineering and development expenses include engineering personnel salaries, prototype supplies and contract services.  Engineering and development expenses for the year ended December 31, 2002 was $1.7 million, compared with $1.5 million in 2001 and $2.3 million in 2000.  The increase in absolute dollars in 2002 was primarily related to new product development and enhancements.  The decrease in absolute dollars from 2000 to 2001 was primarily related to the completion of the development of the LaserSmile product as well as process improvements.  The decrease in research and development expenses as a percent of net sales reflects the larger sales base and fluctuations in the scope of current research and development projects.

          Gain on Sale of Assets.  The gain on sale of assets for the year ended December 31, 2002 of $63,000 was related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001.  This sale resulted in a gain of $316,000, which is being recognized over the remaining term of the lease, which expires in 2006.  Gain on sales of assets in 2001 included this amortization of deferred gain plus a gain on the sale of certain other assets.

          Unrealized Gain on Forward Exchange Contract.  In the year ended December 31, 2002 we recognized an unrealized gain on forward contracts of $152,000 due to the increase in the fair market value of our forward exchange contract as described more fully in Part II, Item 7A of this report.

          Interest Income/Interest Expense.   Interest income relates to interest earned on our cash balances, and interest expense primarily relates to interest expense on our line of credit and our prior mortgage on the San Clemente facility.  Interest income for the year ended December 31, 2002 was $18,000, compared to $44,000 in 2001 and $69,000 in 2000.  Even though our cash balances have increased over this period, continuing reductions in interest rates have resulted in lower interest income.  Interest expense was $135,000 for the year ended December 31, 2002 compared to $167,000 in 2001 and $163,000 in 2000.  Interest expense in 2002 included the amortization of the cost of issuing stock in connection with the extension of our line of credit in December 2001.  Interest expense in 2001 included three months of interest on the note payable on our San Clemente manufacturing facility, which was sold and leased back in March 2001.  Interest expense in 2000 included both the mortgage note interest as well as interest on our line of credit.

          Provision for Income Tax.  No provision for income tax was recognized for the year ended December 31, 2002 due to the availability of net operating loss carry forwards.  No income tax benefit was recognized in the year period ended December 31, 2002 as there was no assurance that the benefit of the net operating loss carry forwards would be realized.  At such time, if in our judgment the recoverability of deferred tax assets, including the net operating loss carry-forward, becomes realizable, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of income recorded.  As of December 31, 2002, we had net operating loss carry forwards for federal and state purposes of approximately $34.9 million and $7.5 million, respectively, which began expiring in 2001.  As of December 31, 2002, we had research and development credit carryforwards for federal and state purposes of approximately $332,000 and $170,000, respectively.  The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Liquidity and Capital Resources

          At December 31, 2002, we had $3.5 million in net working capital as compared to $1.1 million at December 31, 2001.  Our principal source of liquidity at December 31, 2002 consisted of our cash balance of $3.9 million.  Prior to 2001, we financed the development of our products and our operations principally through the private placement of common stock and the exercise of stock options and warrants.  For the year ended December 31, 2002, our primary sources of cash were from operating activities of $635,000 and the exercise of stock options and warrants of $1.0 million.  These sources of cash were decreased by investments in property and equipment of $478,000.  The net effect on cash of operating, investing and financing transactions for the year ended December 31, 2002, was an increase of $1.3 million.   For further details see the Consolidated Statements of Cash Flows included in this Form 10-K.

          Accounts receivable, net, increased 129% to $4.8 million at December 31, 2002 from $2.1 million at December 31, 2001.  This increase was primarily due to the higher sales volume experienced in 2002.  Inventories, net, increased 48% to $2.8 million at December 31, 2002 from $1.9 million at December 31, 2001.  This increase was primarily due to increased production to meet estimated sales demand.

          As discussed in Note 6 to the Consolidated Financial Statements, 672,500 warrants with a weighted average exercise price of $2.46 are outstanding and are scheduled to expire in 2003.  During the first quarter of 2003, 360,000 of those warrants were exercised and we expect the balance to be exercised before their expiration dates if our stock price remains above the exercise price.

          At December 31, 2002, we had $1.8 million outstanding under a $1.8 million revolving credit facility with a bank.  This same amount was outstanding at December 31, 2001.  The interest rate is based upon LIBOR plus 0.5%.  At December 31, 2002, the interest rate on the outstanding balance was 1.92%.  In June 2002, the expiration date on this credit facility was extended from January 31, 2003 to July 31, 2003, at which point we will be required to pay any remaining balance, refinance or replace the credit facility.  The credit facility is collateralized by all of our accounts receivable and inventories.  We are currently negotiating with lenders to replace this line of credit with a larger credit facility; but we cannot assure you that we will be able to obtain such financing, on acceptable terms or at all.

          In connection with the acquisition of our production facility in Germany, as discussed in Note 4 to the Consolidated Financial Statements, BIOLASE Europe incurred a maximum liability of $850,000 payable in Euros at the conversion rate of 0.8591 (Euros 989,000).  We are required to make a payment of Euros 582,000 by April 1, 2003.  We are currently negotiating with the seller and a third party for that third party to pay between $300,000 and $500,000 of the purchase price in exchange for certain rights that would be granted to the third party.  If we are not able to reach an agreement in this regard, we will be required to make another installment of $150,000 on September 30, 2003.  The balance of the amounts owed, if any, will be due by December 1, 2003.  At December 31, 2002, the balance outstanding was Euros 1,164,000 or $1.2 million.  We are considering obtaining alternate financing to refinance this debt as it matures, but we cannot assure you that such financing will be available in a timely manner, on acceptable terms or at all.

          We had no material commitments for capital expenditures as of December 31, 2002.

          The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2002:

	Total	2003	2004	2005	2006

Line of credit	$1,792,000	$1,792,000	$—	$—	$—
Long-term debt	1,220,000	1,220,000	—	—	—
Operating leases	841,000	270,000	261,000	249,000	61,000

Total	$3,853,000	$3,282,000	$261,000	$249,000	$61,000

          Our liquidity and cash requirements fluctuate based on the timing and extent of a number of factors.  For instance, during periods of recent sales growth, net changes in our assets and liabilities generally have represented a use of cash because we have incurred costs and expended cash in advance of receiving cash from our customers.  We believe that our current cash balances, cash expected to be generated from our operations, together with additional cash expected to be received through the exercise of warrants and stock options will be adequate to meet our debt service requirements and sustain our operations for at least the next twelve months.  Should we require further capital resources in the next twelve months, we may address such requirement through the refinancing of debt and/or the sale of equity securities.  If such additional debt or equity is needed, we cannot assure you that we would be able to obtain such additional capital resources in a timely manner, on acceptable terms, or at all.  If we are unable to raise additional funds, we may have to defer the creation or satisfaction of various commitments, defer the introduction of various products or entry into various markets, or otherwise scale back our operations.  If additional capital were needed, and we were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on our financial position, results of operations and cash flows.

Selected Quarterly Financial Data

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,

	(amounts in thousands, except per share data)
2002
Net sales	$5,230	$7,160	$7,314	$9,495
Gross profit	3,121	4,342	4,552	6,082
Income from operations	133	564	789	995
Net income	119	669	772	1,070
Net income per share (1):
basic	0.01	0.03	0.04	0.05
diluted	0.01	0.03	0.04	0.05
2001
Net sales	$3,083	$4,335	$4,676	$5,793
Gross profit	1,729	2,601	2,805	3,453
Income (loss) from operations	(703)	(121)	82	378
Net (loss) income	(773)	(147)	102	410
Net (loss) income per share (1):
basic	(0.04)	(0.01)	0.01	0.02
diluted	(0.04)	(0.01)	0.01	0.02

(1)

Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

New Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  The significant items from SFAS 145 that are relevant to Biolase are the provisions regarding extinguishment of debt and the accounting for sale-leaseback transactions.  The provisions of this statement are applicable for financial statements issued on or subsequent to May 15, 2002.  We believe that the adoption of this statement does not have a significant impact on our consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.  We believe that the adoption of this statement does not have a significant impact on our consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation”).  This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this statement does not have an impact on our consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002.  Since we are continuing to account for stock-based compensation according to APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will require us to disclose these affects in the interim financial statements as well.

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

Dentists and Physicians May Be Slow to Adopt Laser Technologies, Which Could Limit the Market Acceptance of Our Products.

          Although our sales have increased year over year, our products represent new technologies in the dental market and currently only represent a very small portion of the market. Our future success will depend on continued momentum in demand, our ability to demonstrate to a broad spectrum of dentists and physicians the potential performance advantages including clinical, cost, marketing and office practice of our laser systems over traditional methods of treatment and over competitive laser systems.  Dental practitioners have historically been and may continue to be slow to adopt new technologies on a widespread basis.  Factors that may inhibit mass adoption of laser technologies by dentists and physicians include the cost of the products, concerns about the safety, efficacy and reliability of lasers and the ability to obtain reimbursement of laser procedures under health plans.  Current economic pressure may make dentists and physicians reluctant to purchase substantial capital equipment or invest in new technologies.  The failure of medical lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations.  We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

We Depend on a Limited Number of Suppliers and If We Cannot Secure Alternate Suppliers, the Amount of Sales in Any Period Could Be Adversely Affected.

          We purchase certain materials and components included in our products from a limited group of qualified suppliers, and we do not have long-term supply contracts with most of our key suppliers.  Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality from our suppliers.  Certain components of our products are currently available only from a single source or limited sources, particularly specialized components used in our lasers.  Although we believe that alternate sources of supply are available for most of our single-sourced materials and components, a change in a single or limited source supplier, or an inability to find an alternate supplier, would create manufacturing delays, disrupt sales and cash flow, and harm our reputation, any of which would adversely affect our business, financial condition and results of operations.

Our Quarterly Sales and Operating Results May Fluctuate in Future Periods and We May Fail to Meet Expectations, Which May Cause the Price of Our Common Stock to Decline.

          Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control.  If quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.  Factors that might cause quarterly fluctuations in our sales and operating results include the following:

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

          A significant amount of our sales in any quarter may consist of sales through a single distributor.  As a result, the timing of orders by distributors may impact our quarter-to-quarter results.  The loss of or a substantial reduction in orders from distributors could seriously harm our business, financial condition and results of operations.  The variation in demand due to seasonality may also cause variation in operating results.  Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses.  Due to all of the factors listed above and other risks, some of which are discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs.

          Our secured line of credit expires on July 31, 2003.  If we are unable to renew or replace our secured line of credit at or before that time on acceptable terms, or at all, and we are required to repay the secured line of credit, absent sufficient cash flow from operations or the sale of securities, the diversion of resources for that purpose would adversely affect our operations and financial condition and our ability to achieve future growth in our net sales, and our assets securing the loan may be at risk.  In addition, during 2003, all of our long-term debt related to the acquisition of our German production facility will become due and payable.  Although management expects to be able to secure a new credit facility to refinance the maturing debt, there is no assurance that we will be able to obtain such financing on acceptable terms in a timely manner, or at all.  If we are unable to obtain such financing, we will have to repay our debt obligations with cash, which may adversely affect our operations and financial condition and our ability to achieve future growth in our net sales.

          Although we believe that we can generate sufficient cash flow from sustained profitability to meet our future operating and capital needs, there is no assurance that we will be able to do so.  If we are unable to do so, we will be dependent on the availability of external financing to meet our operating and capital needs, including the repayment of current debt obligations.  We may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the current market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business plan and would have a material adverse effect on our business, financial condition and results of operations.

We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets.

          International sales comprise a significant portion of our net sales and we intend to continue to pursue and expand our international business activities. Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad.  International operations, including our facility in Germany, are subject to many inherent risks, including:

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

          In February 2002, we made a significant investment in purchasing a German production facility with ten employees.  The production facility has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully operate and generate and increase sales.  If we are not able to generate and increase sales and profits at the German facility, we will not receive the anticipated benefits of our investment in the German facility and our business, financial condition and results of operations would be materially and adversely affected.

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

          We anticipate that our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others.  In part, we rely on patents to establish and maintain proprietary rights in our technology and products.  While we hold a number of issued patents and have other patent applications pending on our products and technology, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged.  In addition, other companies may independently develop similar products, duplicate our products or design products that circumvent our patents.

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

Potential Future Acquisitions Could Have Unintended Negative Consequences Which Could Harm Our Business and Cause Our Stock Price to Decline.

          We are considering pursuing additional acquisitions of businesses, products or technologies in the future as a part of our growth strategy.  Acquisitions could require significant capital infusions and could involve many risks, including but not limited to the following:

•	we may encounter difficulties in assimilating and integrating the operations, products and workforce of the acquired companies;

•

acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets;

•	acquisitions may be dilutive to our existing stockholders;

•	acquisitions may disrupt our ongoing business and distract our management; and

•	key personnel of the acquired company may decide not to work for us.

          We cannot assure you that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all.  In the event we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions or that the market will positively view such acquisitions.

Product Liability Claims Against Us Could Be Costly and Could Harm Our Reputation.

          The sale of dental and medical products involves the inherent risk of product liability claims against us. While we currently maintain product liability insurance coverage, this insurance is expensive, is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us, if any, with respect to our products would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims.

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

If Our Customers Cannot Obtain Third Party Reimbursement for Their Use of Our Products, They May Be Less Inclined to Purchase Our Products.

          Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes.  Such practices range from primarily private pay to those who heavily use third party payors, such as private insurance or government programs.  In the United States, third party payors review and frequently challenge the prices charged for medical services.  In many foreign countries, the prices are predetermined through government regulation.  Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational.  We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications such as tooth whitening.  For the portion of dentists who rely on third party reimbursement and take assignment of patient insurance claims, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products.  We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans.  Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products.  Such changes could act as disincentives for capital investments by dental and medical professionals and could have an adverse effect on our business, financial condition and results of operations.

The Failure to Attract and Retain Key Personnel Could Adversely Affect Our Business.

          Our future success depends in part on the continued service of certain key personnel, including our Chief Executive Officer, our Chief Financial Officer, our Vice President of Clinical Research, and our Executive Vice President.  We do not have employment agreements with any of our key employees, other than with our chief executive officer, whose employment agreement was renewed in January 2002 for a two-year term.

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

We May Not Be Able to Sustain or Increase Our Net Income in the Future, Which May Cause the Trading Price of Our Common Stock to Decline.

          Although we expect to be able to sustain and grow net income, there is no assurance that we will be able to do so.  Our ability to sustain or increase net income is dependent on many of the risk factors identified in this report.  Until the third quarter of 2001, we had a prior history of losses through our research and development phase and during the early commercialization of our products.  It is possible that we may experience losses again in the future.  If we are unable to sustain or increase our net income in the future, we may not be able to successfully operate our business and our stock price may decline.

Our Common Stock Price Has Been Volatile, Which Could Result in Substantial Losses for Stockholders.

          Our common stock is currently traded on the Nasdaq National Market and the Nasdaq Europe Market and has limited daily trading volume.  The trading price of our common stock has been and may continue to be volatile.  The market for technology companies, in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance.  For example, the closing per share sale price of our common stock has fluctuated between $6.58 and $3.68 over the course of 2002 despite steady improvement in our financial performance.  On August 9, 2001, the closing sale price of our common stock declined 12% from $5.87 per share on volume of approximately 900,000 shares, absent any news about or announcements by us.  The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report.  Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation.  If this were to happen to us, such litigation would be expensive and would divert management’s attention.  In addition, if we needed to raise equity funds under adverse conditions it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.  If our stock price drops below $3.00 per share for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq National Market, our shares could be delisted from the Nasdaq National Market and the marketability, liquidity and price of our common stock would be adversely affected.

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

          Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares on a specified pro-rata basis to shareholders of record of “blank check” preferred stock, which will have terms as may be determined from time to time by our Board of Directors.  Accordingly, our Board of Directors may, without obtaining stockholder approval, issue preferred stock with terms, which could have preference over and adversely affect the rights of the holders of common stock.  This issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.  We are also subject to the Delaware anti-takeover laws, which may prevent, delay or impede a merger or takeover of our company, and we have not opted out of the provisions of such laws through either our certificate of incorporation or our bylaws.

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

          As discussed in Note 4 to the Consolidated Financial Statements, we acquired a production facility in Germany in February 2002.  The debt related to those assets is payable in Euros at the exchange rate in effect as of the date of acquisition.  That exchange rate was 0.8591.  In conjunction with portion of the debt due in 2003, we entered into forward contracts to purchase approximately $700,000 of Euros at an exchange rate of 0.8575.  As of December 31, 2002, the exchange rate was 1.0482, resulting in an unrealized gain on those contracts of $152,000, which has been reflected in the Consolidated Statements of Operations.  On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

          Our debt currently consists of a financing arrangement for a revolving line of credit of up to $1.8 million.  The interest rate on our line of credit varies with the short-term interest markets and is adjusted quarterly to match LIBOR plus 0.5%.  At December 31, 2002, the interest rate on the outstanding balance was 1.92%.  The effect of an immediate 10% adverse change in interest rates would not have a material impact on our future operating results or cash flows.

          We have sales to, and purchase a small amount of components from, foreign countries.  Foreign currency exchange risks in these transactions have been minimal.  Other than our laser production facility in Germany, we have no other fixed assets located outside of the United States.

Item 8.	Financial Statements and Supplementary Data

          All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1 and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The information in the sections titled “Proposal One: Election of Directors,” “Directors, Executive Officers and Key Employees of the Company” and “Compliance with Section 16(a) of the Exchange Act” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

          The information in the section titled “Executive Compensation and Related Information” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

          The information in the section titled “Certain Relationships and Related Transactions” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Controls and Procedures

          Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Biolase Technology, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our Chief Executive Officer and Chief Financial Officer carried out this evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

          All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

          (3)  Exhibits:

          The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as Amended. (2)
3.2	Amended and Restated Bylaws. (3)
4.1	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BIOLASE Technology, Inc. (4)
4.2	Rights Agreement dated as of December 31, 1998 between the Registrant and U.S. Stock Transfer Corporation. (5)
10.1†	Employment Offer Letter dated January 8, 1999 from Jeffrey W. Jones, the Registrant’s Chief Executive Officer, to Keith G. Bateman, the Registrant’s Executive Vice President (8)
10.2	Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones (6)
10.3†	Asset Purchase Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH (9)
10.4	Agreement for the Purchase of a Built-Up Property, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH (6)
10.5†	Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s

Exhibit Number	Description

Subsidiary, BIOLASE Europe GmbH (8)
10.6†	Letter modification to the January 29, 2002 Asset Purchase Agreement between Asclepion-Meditec AG and Registrant’s subsidiary BIOLASE Europe GmbH (7)
10.7†	Distribution Agreement, executed June 13, 2002 between Registrant and IBC GmbH (7)
10.8	1990 Stock Option Plan. (1)
10.9	1992 Stock Option Plan. (1)
10.13	Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
24.1	Power of Attorney (included in Signature page)
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

†          Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.
(2)	Filed with the Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.
(3)	Filed with the Registrant’s Quarterly Report on Form 10-QSB filed September 15, 1995 and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-QSB filed November 19, 1996 and incorporated herein by reference.
(5)	Filed with the Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002 and incorporated herein by reference
(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2002 and incorporated herein by reference
(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed July 24, 2002 and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed September 13, 2002 and incorporated herein by reference.

(b)  Reports on Form 8-K.

          None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2003		BIOLASE TECHNOLOGY, INC.,
a Delaware corporation
(Registrant)

	By:	/s/ JEFFREY W. JONES

Jeffrey W. Jones President and Chief Executive Officer

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY W. JONES	President, Chief Executive Officer and
	Director (Principal Executive Officer)	March 24, 2003
Jeffrey W. Jones

/s/ FEDERICO PIGNATELLI	Director and Chairman of the Board	March 24, 2003

Federico Pignatelli

/s/ WILLIAM A. OWENS	Director	March 24, 2003

William A. Owens

/s/ GEORGE V. D’ARBELOFF	Director	March 24, 2003

George V. d’Arbeloff

/s/ EDSON J. ROOD	Vice President and Chief Financial Officer	March 24, 2003
(Principal Financial and Accounting Officer)
Edson J. Rood

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey W. Jones, Chief Executive Officer of BioLase Technology, Inc., certify that:

     1.     I have reviewed this Annual Report on Form 10-K of BioLase Technology, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	/s/ JEFFREY W. JONES

Jeffrey W. Jones Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Edson J. Rood, Chief Financial Officer of BioLase Technology, Inc., certify that:

     1.     I have reviewed this Annual Report on Form 10-K of BioLase Technology, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     d.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	/s/ EDSON J. ROOD

Edson J. Rood Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Jeffrey W. Jones, hereby certify that to my knowledge, the annual report on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of BioLase Technology, Inc.

Dated: March 24, 2003	/s/ JEFFREY W. JONES

Jeffrey W. Jones Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Edson J. Rood, hereby certify that to my knowledge the annual report on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of BioLase Technology, Inc.

Dated: March 24, 2003	/s/ EDSON J. ROOD

Edson J. Rood Chief Financial Officer

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedule

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Accountants

To the Board of Directors and Stockholders of
BioLase Technology, Inc. and Subsidiaries
San Clemente, California

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioLase Technology, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
February 10, 2003

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,940,000	$2,670,000
Accounts receivable, less allowance of $395,000 and $195,000 in 2002 and 2001, respectively	4,790,000	2,095,000
Inventories, net of reserves of $239,000 and $232,000 in 2002 and 2001, respectively	2,792,000	1,887,000
Prepaid expenses and other current assets	1,028,000	260,000

Total current assets	12,550,000	6,912,000
Property, plant and equipment, net	1,733,000	392,000
Patents and trademarks, net	67,000	91,000
Other assets	45,000	166,000

Total assets	$14,395,000	$7,561,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	2,082,000	1,656,000
Accrued liabilities	3,580,000	1,976,000
Customer deposits	329,000	290,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	1,220,000	—

Total current liabilities	9,066,000	5,777,000
Deferred gain on sale of building	142,000	205,000

Total liabilities	9,208,000	5,982,000
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding – 20,131,000 shares in 2002 and 19,734,000 shares in 2001	20,000	20,000
Additional paid-in capital	49,497,000	48,462,000
Accumulated other comprehensive loss	(57,000)	—
Accumulated deficit	(44,273,000)	(46,903,000)

Total stockholders’ equity	5,187,000	1,579,000

Total liabilities and stockholders’ equity	$14,395,000	$7,561,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Net sales	$29,199,000	$17,887,000	$9,657,000
Cost of sales	11,102,000	7,299,000	4,829,000

Gross profit	18,097,000	10,588,000	4,828,000
Operating expenses:
Sales and marketing	10,922,000	7,421,000	4,333,000
General and administrative	3,010,000	2,011,000	1,841,000
Engineering and development	1,684,000	1,520,000	2,288,000

Total operating expenses	15,616,000	10,952,000	8,462,000

Income (loss) from operations	2,481,000	(364,000)	(3,634,000)
Gain on sale of asset	63,000	79,000	—
Gain on foreign currency transactions	51,000	—	—
Unrealized gain on forward exchange contract	152,000	—	—
Interest income	18,000	44,000	69,000
Interest expense	(135,000)	(167,000)	(163,000)
	—	—

Net income (loss)	$2,630,000	$(408,000)	$(3,728,000)

Net income (loss) per share:
Basic	$0.13	$(0.02)	$(0.19)
Diluted	$0.12	$(0.02)	$(0.19)
Weighted average shares outstanding:
Basic	19,929,000	19,510,000	19,171,000
Diluted	21,622,000	19,510,000	19,171,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount

Balances at December 31, 1999	—	$—	17,583,000	$41,827,000	$—	$(42,767,000)	$(940,000)
Private placement of common stock, net	—	—	1,250,000	2,450,000	—	—	2,450,000
Issuance of stock and warrants for earned services	—	—	37,000	73,000	—	—	73,000
Cancellation of stock	—	—	(525,000)	—	—	—	—
Exercise of stock options	—	—	203,000	322,000	—	—	322,000
Exercise of warrants	—	—	819,000	2,879,000	—	—	2,879,000
Net loss	—	—	—	—	—	(3,728,000)	(3,728,000)

Balances at December 31, 2000	—	—	19,367,000	47,551,000	—	(46,495,000)	1,056,000
Issuance of stock and warrants for earned services	—	—	20,000	128,000	—	—	128,000
Exercise of stock options	—	—	172,000	367,000	—	—	367,000
Exercise of warrants	—	—	175,000	436,000	—	—	436,000
Net loss	—	—	—	—	—	(408,000)	(408,000)

Balances at December 31, 2001	—	—	19,734,000	48,482,000	—	(46,903,000)	1,579,000
Exercise of stock options	—	—	182,000	472,000	—	—	472,000
Exercise of warrants	—	—	215,000	563,000	—	—	563,000
Comprehensive income (loss):
Net income	—	—	—	—	—	2,630,000	2,630,000
Foreign currency translation adjustment	—	—	—	—	(57,000)	—	(57,000)

Total comprehensive income	—	—	—	—	(57,000)	2,630,000	2,573,000

Balances at December 31, 2002	—	$—	20,131,000	$49,517,000	$(57,000)	$(44,273,000)	$5,187,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$2,630,000	$(408,000)	$(3,728,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock and warrants for earned services	—	127,000	73,000
Depreciation and amortization	246,000	165,000	166,000
Gain on disposal of assets	(63,000)	(43,000)	—
Unrealized gain on forward exchange contract	(152,000)	—	—
Provision for bad debts	389,000	104,000	102,000
Provision for inventory excess and obsolescence	7,000	108,000	326,000
Changes in assets and liabilities:
Accounts receivable	(3,084,000)	(1,441,000)	(530,000)
Inventory	(912,000)	(773,000)	(889,000)
Prepaid expenses and other assets	(495,000)	(242,000)	(12,000)
Accounts payable and accrued expenses	2,030,000	1,276,000	514,000
Customer deposits	39,000	90,000	200,000

Net cash provided by (used in) operating activities	635,000	(1,037,000)	(3,778,000)
Cash flows from investing activities:
Additions to property, plant and equipment	(478,000)	(154,000)	(1,069,000)
Additions to patents and licenses	—	(10,000)	—
Proceeds from the sale of property, plant and equipment	—	2,261,000	—

Net cash (used in) provided by investing activities	(478,000)	2,097,000	(1,069,000)
Cash flows from financing activities:
Borrowings under a line of credit, net	—	—	450,000
Payments on mortgage note payable	—	(1,195,000)	(5,000)
Payments on note payable	—	—	(428,000)
Proceeds from issuance of common stock, net	—	—	2,450,000
Proceeds from exercise of stock options and warrants	1,035,000	803,000	3,201,000

Net cash provided by (used in) financing activities	1,035,000	(392,000)	5,668,000
Effect of exchange rate changes on cash	78,000	—	—
Increase in cash and cash equivalents	1,270,000	668,000	821,000
Cash and cash equivalents at beginning of period	2,670,000	2,002,000	1,181,000

Cash and cash equivalents at end of period	$3,940,000	$2,670,000	$2,002,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$51,000	$130,000	$148,000

Cash paid during the period for taxes	$2,000	$2,000	$2,000

Non-cash financing activities:
Conversion of accrued expenses to a note payable	$—	$—	$428,000
Issuance of debt to purchase manufacturing facility	—	—	1,200,000
Debt incurred in connection with acquisition of production facility	1,000,000	—	—

	$1,000,000	$—	$1,628,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 1 – BASIS OF PRESENTATION

The Company

          BioLase Technology Inc., incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical laser and related products.

Basis of Presentation

          The consolidated financial statements include the accounts of BioLase Technology, Inc. and its two wholly-owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, and BIOLASE Europe GmbH (“BIOLASE Europe”), a foreign subsidiary incorporated in Germany in December of 2001.  We have eliminated all material intercompany transactions and balances in the accompanying financial statements.  As of December 31, 2002, $1.7 million of net assets were located outside of the United States, in BIOLASE Europe.

          We follow the provisions of all applicable Statements of Financial Accounting Standards (“SFAS”) and related accounting pronouncements to prepare the accompanying financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

          We consider all highly liquid investments with original maturities of three months or less as cash equivalents.  We invest excess cash primarily in a money market account consisting of U.S. Treasury securities.  Cash equivalents are carried at cost, which approximates market.

Accounts Receivable

          We regularly evaluate the collectibility of accounts receivable based upon our knowledge of customers and compliance with credit terms.  The allowance for doubtful accounts is adjusted based on

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

such evaluation, with a corresponding provision included in general and administrative expenses or as a reduction of sales as appropriate.

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

          The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets, which are generally not greater than five years, except for leasehold improvements, which are amortized over the lesser of the estimated useful lives of the respective assets or the related lease terms and our German production facility which is depreciated over thirty years.

          We continually monitor events and changes in circumstances which could indicate that the carrying balances of property, plant and equipment may exceed the undiscounted expected future cash flows from those assets.  If such a condition were to exist, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Patents, Trademarks and Licenses

          Costs incurred to establish and defend patents, trademarks and licenses and to acquire products and process technologies are capitalized.  Costs incurred for internally developed technologies that we ultimately patent are expensed as incurred.  All amounts assigned to these patents, trademarks and licenses are amortized on a straight-line basis over an estimated eight-year useful life.

          The continuing carrying value of patents is assessed based upon our operating experience, expected cash flows from related products and other factors we deem appropriate.

Foreign Currency Translation

          For operations outside the United States (“U.S.”) that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates.  Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive loss in stockholders’ equity (deficit).  Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

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

          At December 31, 2002, we had outstanding derivative financial instruments comprised of foreign exchange forward contracts with notional amounts of $697,000 and a fair value of $849,000 with the fair value gain of $152,000 recognized into net income for the year ended December 31, 2002.  On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

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

          Changes in the product warranty accrual for the year ended December 31, 2002 was as follows:

Warranty accrual, December 31, 2001	$561,000
Change in liability for warranties issued during the period	1,213,000
Warranty expenditures	(1,149,000)

Warranty accrual, December 31, 2002	$625,000

Shipping and Handling Costs and Revenues

          All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales. Charges for shipping and handling are included as part of sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10.

Advertising Costs

          All advertising costs are expensed as incurred.  Advertising costs incurred for the years ended December 31, 2002, 2001 and 2000, were approximately $939,000, $609,000 and $420,000, respectively.

Engineering and Development

          Engineering and development costs related to both present and future products are expensed as incurred.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

Income Taxes

          Differences between accounting for financial statement purposes and accounting for tax return purposes are stated as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  We have established valuation allowances to reduce deferred tax assets until we can determine if the tax benefits of those assets will be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation

          On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted for the year ended December 31, 2002.  We will continue to account for our stock based compensation according to the provisions of APB Opinion No. 25.

          If we had recognized compensation cost at the date of grant, our pro-forma net income (loss) and pro-forma income (loss) per share would have been as follows:

	2002	2001	2000

Net income (loss), as reported	$2,630,000	$(408,000)	$(3,728,000)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,249,000)	(935,000)	(462,000)

Pro forma net income (loss)	$1,381,000	$(1,343,000)	$(4,190,000)

Net income (loss) per share:
Basic - as reported	$0.13	$(0.02)	$(0.19)
Basic – pro forma	$0.07	$(0.07)	$(0.22)
Diluted - as reported	$0.12	$(0.02)	$(0.19)
Diluted – pro forma	$0.06	$(0.07)	$(0.22)
Weighted average shares outstanding:
Basic	19,929,000	19,510,000	19,171,000
Diluted	21,622,000	19,510,000	19,171,000

          The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected term (years)	3.50	3.50	3.50
Volatility	84%	64%	83%
Annual dividend per share	$0.00	$0.00	$0.00
Risk free interest rate	3.05%	4.68%	6.21%
Weighted-average fair value of options granted	$2.97	$2.19	$1.34

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Income (Loss) Per Share - Basic and Diluted

          Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

          Potential common shares totaling 365,000, 1,453,000 and 2,000 were not included in the diluted earnings per share amounts for the years ended December 31, 2002, 2001 and 2000, respectively, as their effect would have been anti-dilutive.  For the year ended December 31, 2002, potentially dilutive securities consisted of stock options and warrants and resulted in potential common shares of 1,693,000.

New Accounting Pronouncements

          In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  The significant items from SFAS 145 that are relevant to the Company are the provisions regarding extinguishment of debt and the accounting for sale-leaseback transactions.  The provisions of this statement are applicable for financial statements issued on or subsequent to May 15, 2002.  The adoption of this statement does not have a significant impact on our consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.  We expect that adoption of this statement does not have a significant impact on our consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation”).  This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this statement does not have an impact on our consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.”  This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002.  Since we are continuing to account for stock-based compensation according to APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will require us to disclose these affects in the interim financial statements as well.

NOTE 3 – SUPPLEMENTARY BALANCE SHEET INFORMATION

	2002	2001

INVENTORIES:
Materials	$1,124,000	$1,020,000
Work-in-process	695,000	656,000
Finished goods	973,000	211,000

Inventories	$2,792,000	$1,887,000

PROPERTY, PLANT AND EQUIPMENT, NET:
Land	$288,000	$—
Building	792,000	—
Leasehold improvements	89,000	54,000
Equipment and computers	763,000	448,000
Furniture and fixtures	184,000	202,000

Total	2,116,000	704,000
Less accumulated depreciation	(383,000)	(312,000)
	—

Property, plant and equipment, net	$1,733,000	$392,000

PATENTS AND TRADEMARKS, NET:
Patents	$112,000	$112,000
Trademarks	69,000	69,000

Total	181,000	181,000
Less accumulated amortization	(114,000)	(90,000)

Patents and trademarks, net	$67,000	$91,000

ACCRUED LIABILITIES:
Accrued payroll and benefits	$1,320,000	$652,000
Accrued warranty expense	625,000	561,000
Accrued insurance	318,000	—
Accrued sales taxes	853,000	411,000
Deferred revenue	180,000	37,000
Other accrued liabilities	284,000	315,000

Accrued liabilities	$3,580,000	$1,976,000

NOTE 4 – DEBT

          At December 31, 2002, we had $1.8 million outstanding under a revolving credit agreement with a bank.  The revolving credit agreement provides for borrowings of up to $1.8 million for financing inventories and is collateralized by substantially all accounts receivable and inventories.  The interest rate

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

is based upon LIBOR plus 0.5%.  At December 31, 2002, the interest rate on the outstanding balance was 1.92%.  The effective interest rate for the year ended December 31, 2002, including the amortization of the fair value of warrants in connection with issuing our line of credit was 7.5%.  The revolving credit agreement expires on July 31, 2003.

          In February 2002, our wholly-owned subsidiary, BIOLASE Europe, purchased a production facility in Germany for a maximum liability of $850,000 payable in Euros at the conversion rate of 0.8591 (Euros 989,000).  We are required to make a payment of Euros 582,000 by April 1, 2003.  We are currently negotiating with the seller and a third party for that third party to pay between $300,000 and $500,000 of the purchase price in exchange for certain rights that would be granted to the third party.  If we are not able to reach an agreement in this regard, we will be required to make another installment of $150,000 on September 30, 2003.  The balance of amounts owed, if any, will be due by December 1, 2003.  At December 31, 2002, the balance outstanding was Euros 1,164,000 or $1.2 million.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

          In March 2001, we entered into a $2.2 million sale-leaseback transaction whereby we sold and leased back our manufacturing facility located in San Clemente, California.  The result of the sale was a $316,000 gain, which was deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease.  In connection with the sale and leaseback of our manufacturing facility, the mortgage note was retired in March 2001.

          We also lease certain office equipment under operating lease arrangements.  Future minimum rental commitments under operating leases for each of the years ending December 31 are as follows:

2003	$270,000
2004	261,000
2005	249,000
2006	61,000

Total	$841,000

          Rent expense was $250,000, $198,000 and $97,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

          On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”).  In the lawsuit, we allege that AMT is infringing certain patents owned by us which relate to the use of laser and water technology in the medical and dental fields.  The Company’s claims arise out of AMT’s offer to sell and the sale in the United States of a dental device that uses laser and water technology.  In the lawsuit, we are seeking an award of monetary damages and injunctive relief against AMT.  While we believe that the case is meritorious, there is no assurance that we will achieve a favorable outcome.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

          From time to time, we are involved in other legal proceedings incidental to our business.  We believe that our pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

401(k) Plan

          We have a Section 401(k) defined contribution retirement plan covering substantially all of our full-time employees.  We are not obligated to match employee contributions or make other annual contributions to this plan.  We made no contributions to the 401(k) plan other than administrative expenses paid on behalf of this plan, which were nominal for the years ended December 31, 2002, 2001 and 2000.

Concentration of Credit Risk and Key Suppliers

          Significant customers consisted primarily of international distributors.  We have distributorship agreements for dental lasers in Europe, Australia, the Middle East, the Far East, Canada and Mexico.  For the years ended December 31, 2002, 2001 and 2000, export sales were $6.8 million, $3.3 million and $4.2 million, respectively, of which 43%, 50% and 54%, respectively, were sales in Europe.  No distributor or customer accounted for more than 10% of consolidated sales in 2002.  Sales to one distributor accounted for 10% and 13% of consolidated sales in 2001 and 2000, respectively.

          We currently buy certain key components of our products from single suppliers.  Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

          Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks.  Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

          Accounts receivable concentrations have resulted from sales activity to primary distributors.  Accounts receivable for such distributors totaled approximately $838,000, $517,000 and $529,000, respectively, at December 31, 2002, 2001 and 2000.  No single customer accounted for more than 10% of our accounts receivable at December 31, 2002, 2001 or 2000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Equity Financing

          In March 2000, we raised equity capital through private offerings as follows:

Years Ended December 31,	Number of Shares of Common Stock	Net Cash Consideration

2000	1,250,000	$2,450,000

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

          In March 2000, we issued 1,250,000 shares of common stock and 625,000 redeemable stock purchase warrants in a private placement.  An additional 62,500 warrants were issued in connection with the placement.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and was originally scheduled to expire on March 31, 2002, but has subsequently been extended to June 30, 2003.  During 2002, 165,000 of these warrants were exercised, leaving a balance outstanding as of December 31, 2002 of 522,500.

          We have also issued common stock and warrants as compensation in connection with the annual extensions of our bank line of credit as follows:

Year	Shares of Stock	Warrants	Valuation

2001	20,000	—	$95,000
2000	36,600	100,000	$115,000

          The value of the stock and warrants issued for services is charged to expense as compensation for services.  The value of shares issued in December 2001 was charged to interest expense during 2002.

          The following table summarizes warrant activity:

	Shares	Weighted-Average Exercise Price Per share

Warrants outstanding, December 31, 1999	1,548,000	$3.66
Issuance of warrants	787,500	2.87
Exercise of warrants	(819,150)	3.51
Cancellation of warrants	(75,000)	4.67

Warrants outstanding, December 31, 2000	1,441,350	3.32
Issuance of warrants	50,000	3.00
Exercise of warrants	(175,000)	2.50
Cancellation of warrants	(428,850)	3.00

Warrants outstanding, December 31, 2001	887,500	2.50
Exercise of warrants	(215,000)	2.62

Warrants outstanding, December 31, 2002	672,500	$2.46

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

          The following table summarizes additional information about the warrants, which are outstanding as of December 31, 2002:

Shares	Expiration Date	Exercise Price

522,500	June 30, 2003	$2.50
50,000	June 30, 2003	$3.00
100,000	December 1, 2003	$2.00

672,500

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

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

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

Cancellation of Common Stock

          In 1998, we acquired substantially all of the assets of Laser Skin Toner, Inc. (“LSTI”), a development stage company, for 1,600,000 shares of our common stock.  We assigned the full amount of the consideration we paid to in-process research and development and charged the entire amount to expense in 1998.  In 1999, we exchanged the LSTI technology for a royalty based upon future sale of product covered by patents on the LSTI technology.  In 2000, we entered into an agreement with the former shareholders of LSTI whereby the former shareholders agreed to return (for cancellation) 525,000 of the shares of common stock issued to them in 1998. Each party also exchanged general releases, including the release of all claims, if any, relating to our acquisition of the assets of LSTI.

Common Stock Options

          We have stock option plans that enable us to offer equity participation to employees, officers and directors as well as certain non-employees. At December 31, 2002, a total of 5,025,000 shares have been authorized for issuance, of which 941,933 shares have been issued for options which have been exercised, 2,887,684 shares have been reserved for options that are outstanding and 1,195,383 shares are available for the granting of additional options.

          Stock options may be granted as incentive or nonqualified options; however, no incentive stock options have been granted to date. The exercise price of options generally equals or is greater than the market price of the stock as of the date of grant. Options may vest over various periods but typically vest over three years. Options expire after ten years or within a specified time from termination of employment, if earlier.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

          The following table summarizes option activity:

	Shares	Weighted-Average Exercise Price Per share

Options outstanding, December 31, 1999	2,136,085	$2.35
Granted at fair market value	270,500	2.26
Granted above fair market value	280,500	2.23
Exercised	(202,466)	1.59
Cancelled	(349,334)	2.55

Options outstanding, December 31, 2000	2,135,285	2.19
Granted at fair market value	971,000	4.37
Granted above fair market value	25,000	2.50
Exercised	(172,326)	2.13
Cancelled	(205,625)	2.59

Options outstanding, December 31, 2001	2,753,334	3.08
Granted at fair market value	338,250	5.05
Exercised	(181,900)	2.59
Cancelled	(22,000)	4.15

Options outstanding, December 31, 2002	2,887,684	$3.34

Options exercisable, December 31, 2000	1,674,578	$2.40
Options exercisable, December 31, 2001	1,885,376	$2.44
Options exercisable, December 31, 2002	2,185,017	$2.87

          The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2002:

Options outstanding				Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price

$0.75 to 3.95	1,780,434	$2.35	5.84	1,727,400	$2.33
$4.00 to 6.59	1,107,250	$4.92	4.82	457,617	$4.89

	2,887,684			2,185,017

          In addition to the options granted under our stock option plans, we have issued options to certain other individuals through various agreements.  Options to purchase 90,000 shares of common stock were outstanding at December 31, 1999; 2,500 options with a weighted average exercise price of $12.00

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

expired in 2002, leaving 87,500 options with a weighted average exercise price of $9.71 outstanding and exercisable at December 31, 2002 and scheduled to expire in 2003.

          During 2001, options to purchase 35,000 shares of common stock were granted to non-employees for services valued at $17,000. The fair value of these options was charged to operating expense.

NOTE 7 – INCOME TAXES

          The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31:

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	2,000	2,000	2,000

	2,000	2,000	2,000
Deferred:
Federal	—	—	—
State	—	—	—

	$2,000	$2,000	$2,000

          The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

          The tax effects of temporary differences that give rise to the deferred tax provision for the years ended December 31 are as follows:

	2002	2001	2000

Property and equipment	$38,000	$7,000	$(5,000)
Research and development	(454,000)	307,000	227,000
Reserves not currently deductible	148,000	28,000	131,000
Inventories	61,000	40,000	79,000
Intangible assets	648,000	(346,000)	—
Capital loss carryforward	—	—	(275,000)
Research and development credits	(114,000)	616,000	—
Net operating losses	(898,000)	(603,000)	1,286,000

	(571,000)	49,000	1,443,000
Change in valuation allowance	571,000	(49,000)	(1,443,000)

	$—	$—	$—

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

          The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2002	2001	2000

Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Stock options	12.2%	(43.0)%	(4.5)%
Change in valuation allowance	21.6%	71.8%	38.1%
Other	0.2%	5.2%	0.4%

Total	0.0%	0.0%	0.0%

          The components of the deferred income tax assets are as follows at December 31:

	2002	2001

Property and equipment	$208,000	$170,000
Research and development	945,000	1,399,000
Reserves not currently deductible	637,000	489,000
Inventories	203,000	142,000
Intangible assets	302,000	(346,000)
State taxes	1,000	1,000
Research and development credits	502,000	616,000
Net operating losses	12,529,000	13,427,000

	15,327,000	15,898,000
Valuation allowance	(15,327,000)	(15,898,000)

Total	$—	$—

          We have established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets.  We periodically evaluate the recoverability of the deferred tax assets and at such time as it is determined that such assets are realizable, the valuation allowance will be reduced.

          As of December 31, 2002, we had net operating loss carryforwards for federal and state purposes of approximately $34.9 million and $7.5 million, respectively, which began expiring in 2001.  As of December 31, 2002, we had research and development credit carryforwards for federal and state purposes of approximately $332,000 and $170,000, respectively.  The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves
For The Years Ended December 31, 2002, 2001 and 2000

	Allowance for Doubtful Accounts	Reserve for Excess and Obsolete Inventory	Valuation Allowance for Deferred Tax Asset

Balances at December 31, 1999	$118,000	$309,000	$14,406,000
Charged to operations	102,000	326,000	1,443,000
Write-offs	(99,000)	(185,000)	—

Balances at December 31, 2000	121,000	450,000	15,849,000
Charged to operations	104,000	108,000	49,000
Write-offs	(30,000)	(326,000)	—

Balances at December 31, 2001	195,000	232,000	15,898,000
Charged to operations	389,000	7,000	(571,000)
Write-offs	(189,000)	—	—

Balances at December 31, 2002	$395,000	$239,000	$15,327,000

S-1