Form 10-Q
period 2003-03-31
BIOLASE TECHNOLOGY INC
filed 2003-05-12
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2003: 20,953,169.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,811,000	$3,940,000
Accounts receivable, less allowance of $353,000 and $395,000 in 2003 and 2002, respectively	3,706,000	4,790,000
Inventories, net of reserves of $346,000 and $239,000 in 2003 and 2002, respectively	3,690,000	2,792,000
Prepaid expenses and other current assets	862,000	1,028,000

Total current assets	14,069,000	12,550,000
Property, plant and equipment, net	1,750,000	1,733,000
Patents and trademarks, net	61,000	67,000
Other assets	39,000	45,000

Total assets	$15,919,000	$14,395,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	1,669,000	2,082,000
Accrued liabilities	3,243,000	3,580,000
Customer deposits	294,000	329,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	1,257,000	1,220,000

Total current liabilities	8,318,000	9,066,000
Deferred gain on sale of building	126,000	142,000

Total liabilities	8,444,000	9,208,000
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding – 20,773,000 shares in 2003 and 20,131,000 shares in 2002	21,000	20,000
Additional paid-in capital	51,136,000	49,497,000
Accumulated other comprehensive loss	(83,000)	(57,000)
Accumulated deficit	(43,599,000)	(44,273,000)

Total stockholders’ equity	7,475,000	5,187,000

Total liabilities and stockholders’ equity	$15,919,000	$14,395,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2003	2002

Net sales	$8,668,000	$5,230,000
Cost of sales	3,137,000	2,109,000

Gross profit	5,531,000	3,121,000
Operating expenses:
Sales and marketing	3,571,000	2,095,000
General and administrative	844,000	474,000
Engineering and development	512,000	419,000

Total operating expenses	4,927,000	2,988,000

Income from operations	604,000	133,000
Gain on sale of asset	16,000	16,000
Gain on foreign currency transactions	46,000	—
Gain on forward exchange contract	22,000	—
Interest income	5,000	3,000
Interest expense	(19,000)	(33,000)

Net income	$674,000	$119,000

Net income per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average shares outstanding:
Basic	20,369,000	19,791,000
Diluted	21,713,000	21,250,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$674,000	$119,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,000	40,000
Gain on disposal of assets	(16,000)	(16,000)
Gain on foreign exchange contract	(22,000)	—
Provision for bad debts	83,000	(91,000)
Provision for inventory excess and obsolescence	107,000	(4,000)
Changes in assets and liabilities:
Accounts receivable	1,001,000	(242,000)
Inventory	(1,005,000)	(341,000)
Prepaid expenses and other assets	194,000	(81,000)
Accounts payable and accrued liabilities	(750,000)	(37,000)
Customer deposits	(35,000)	(203,000)

Net cash provided by (used in) operating activities	296,000	(856,000)
Cash flows from investing activities:
Additions to property, plant and equipment	(39,000)	(72,000)

Net cash used in investing activities	(39,000)	(72,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,640,000	723,000

Net cash provided by financing activities	1,640,000	723,000
Effect of exchange rate changes on cash	(26,000)	4,000
Increase (decrease) in cash and cash equivalents	1,871,000	(201,000)
Cash and cash equivalents at beginning of period	3,940,000	2,670,000

Cash and cash equivalents at end of period	$5,811,000	$2,469,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$8,000	$13,000

Cash paid during the period for taxes	$2,000	$2,000

Non-cash financing activities:
Debt incurred in connection with acquisition of production facility	$—	$1,000,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2003

NOTE 1 – BASIS OF PRESENTATION

          The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the December 31, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.  These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements.  Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2003.

          The consolidated financial statements include the accounts of BioLase Technology, Inc. and its two wholly-owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, and BIOLASE Europe GmbH (“BIOLASE Europe”), a foreign subsidiary incorporated in Germany in December 2001.  We have eliminated all material intercompany transactions and balances in the accompanying financial statements.

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

          The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – SUPPLEMENTARY BALANCE SHEET INFORMATION

	March 31, 2003	December 31, 2002

	(unaudited)
INVENTORIES:
Materials	$1,267,000	$1,124,000
Work-in-process	1,198,000	695,000
Finished goods	1,225,000	973,000

Inventories	$3,690,000	$2,792,000

	March 31, 2003	December 31, 2002

	(unaudited)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land	$297,000	$288,000
Building	816,000	792,000
Leasehold improvements	101,000	89,000
Equipment and computers	784,000	763,000
Furniture and fixtures	196,000	184,000

Total	2,194,000	2,116,000
Less accumulated depreciation	(444,000)	(383,000)

Property, plant and equipment, net	$1,750,000	$1,733,000

	March 31, 2003	December 31, 2002

	(unaudited)
PATENTS AND TRADEMARKS, NET:
Patents	$112,000	$112,000
Trademarks	69,000	69,000

Total	181,000	181,000
Less accumulated amortization	(120,000)	(114,000)

Patents and trademarks, net	$61,000	$67,000

	March 31, 2003	December 31, 2002

	(unaudited)
ACCRUED LIABILITIES:
Payroll and benefits	$1,070,000	$1,320,000
Warranty expense	625,000	625,000
Insurance	162,000	318,000
Sales taxes	837,000	853,000
Deferred revenue	224,000	180,000
Other	325,000	284,000

Accrued liabilities	$3,243,000	$3,580,000

NOTE 3 – DEBT

          At March 31, 2003, we had $1,792,000 outstanding under a revolving credit agreement with a bank.  The revolving credit agreement provides for borrowings of up to $1,800,000 for financing inventories and is collateralized by substantially all accounts receivable and inventories.  The interest rate is based upon LIBOR plus 0.5%.  At March 31, 2003, the interest rate on the outstanding balance was 1.88%.  The revolving credit agreement expires on July 31, 2003.

          In February 2002, our wholly-owned subsidiary, BIOLASE Europe, purchased a production facility in Germany for a maximum liability of $850,000 payable in Euros at the conversion rate of 0.8591 (Euros 989,000).  A payment of Euros 582,000 was due on April 1, 2003 and is currently pending based on further discussions with the seller, which may result in a deferral of the payment.  We are also negotiating with the seller and a third party for that third party to pay between $300,000 and $500,000 of the purchase price in exchange for certain rights that would be granted to the third party.  If we are not able to reach an agreement in this regard, we will be required to make another installment of $150,000 payable in Euros at the conversion rate of 0.8591 (Euros 175,000) on September 30, 2003.  The balance of amounts owed, if any, will be due by December 1, 2003.  At March 31, 2003, the balance outstanding was Euros 1,164,000 or $1.3 million.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

          In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility in San Clemente, California.  The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the four years remaining under the lease term.  The related lease is being accounted for as an operating lease.

          We also lease certain office equipment under operating lease arrangements.  Future minimum rental commitments under operating leases for each of the years ending March 31 are as follows:

2004	$267,000
2005	259,000
2006	247,000

Total	$773,000

          On May 2, 2003, we instituted a civil action in the U.S. District Court for the Central District of California against Diodem, LLC, a California limited liability corporation, seeking a judicial declaration against Diodem that we do not infringe four patents that relate to dental laser technology.  Diodem claims to have acquired the patents from Premier Laser Systems, Inc. which filed for bankruptcy protection in March 2000.  On May 5, 2003, we were named as a defendant in a civil action in the U.S. District Court for the Central District of California in which Diodem is seeking damages and an injunction against us and several other entities for infringing the four patents which are at issue in our suit against Diodem.  These actions are in their preliminary stages.  They are likely to involve complex issues of fact and law and may proceed for an extended period of time.  Although the potential outcome of these actions cannot be determined with certainty, we believe, based on the information presently available, that the ultimate outcome should not be material to our financial position.

          On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”).  In the lawsuit, we allege that AMT is infringing certain patents owned by us, which relate to the use of laser and water technology in the medical and dental fields.  Our claims arise out of AMT’s offer to sell and the sale in the United States of a dental device that uses laser and water technology.  In the lawsuit, we are seeking an award of monetary damages and injunctive relief against AMT.  While we believe that the case is meritorious, there is no assurance that we will achieve a favorable outcome.

          From time to time, we are involved in other legal proceedings incidental to our business.  We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 5 – COMPREHENSIVE INCOME

          Components of comprehensive income were as follows:

	Three Months Ended March 31,

	2003	2002

Net income	$674,000	$119,000
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(26,000)	4,000

Comprehensive income	$648,000	$123,000

NOTE 6 – EARNINGS PER SHARE

          We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

          Stock options totaling 78,000 were not included in the diluted earnings per share amounts for the three months ended March 31, 2002 as their effect would have been anti-dilutive.  No stock options were excluded from the diluted earnings per share amounts for the three months ended March 31, 2003.

	Three Months Ended March 31,

	2003	2002

Net income	$674,000	$119,000

Weighted average shares outstanding - basic	20,369,000	19,791,000
Dilutive effect of stock options and warrants	1,344,000	1,459,000

Weighted average shares outstanding - diluted	21,713,000	21,250,000

NOTE 7 –  STOCK-BASED COMPENSATION

          On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation for annual and interim periods beginning after December 15, 2002.  The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  We will continue to account for our stock based compensation according to the provisions of APB Opinion No. 25.

          If we had recognized compensation cost at the date of grant, our pro-forma net income (loss) and pro-forma income (loss) per share would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$674,000	$119,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154,000)	(108,000)

Pro forma net income (loss)	$520,000	$11,000

Net income (loss) per share:
Basic – as reported	$0.03	$0.01
Basic – pro forma	$0.03	$0.01
Diluted – as reported	$0.03	$0.00
Diluted – pro forma	$0.02	$0.00

          The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,

	2003	2002

Expected term (years)	3.50	3.50
Volatility	84%	64%
Annual dividend per share	0%	0%
Risk free interest rate	3.05%	4.68%

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

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

          As of March 31, 2002, we had forward exchange contracts in Euros recorded at fair value in Other Assets on our balance sheet.  On February 3, 2003 the contracts expired and were not renewed.  Since these contracts were not designated as hedges pursuant to SFAS 133, we recognized the changes in fair value of those contracts in our consolidated statements of operations.  Gains on those contracts of $22,000 were recognized for the three months ended March 31, 2003.  No gain or loss was recognized for the three months ended March 31, 2002.

NOTE 9 – PRODUCT WARRANTIES

          Our products are generally under warranty against defects in material and workmanship for a period of one year.  We estimate warranty costs at the time of sale based on historical experience, including the volume of sales and actual expenditures for warranty service.  Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

          Changes in the product warranty accrual for the three months ended March 31, 2003 was as follows:

Warranty accrual, December 31, 2002	$625,000
Warranty expenditures	(290,000)
Provision for estimated warranty cost during the period	290,000

Warranty accrual, March 31, 2003	$625,000

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement With Respect to Forward-Looking Information

          You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this quarterly report on Form 10-Q (the “Report”).  The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002, and our subsequent reports on Forms 10-Q and other filings that discuss our business in greater detail.  This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us.  These statements speak only as of the date of this Report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

          BioLase Technology, Inc. is a medical technology company that designs, develops, manufactures and markets advanced dental, cosmetic and surgical lasers and related products. We hold a world leading position in the sale of hard tissue dental lasers. Our principal products are water-and-laser based systems currently focused for use in dentistry.  We hold patents and have received clearances from the United States Food and Drug Administration (“FDA”) for applications in markets other than dentistry; however, our current business plan is focused on the dental market because of the significant market potential and our leading position in that market.

          Our principal product is our Waterlase™ surgical cutting system, used for both hard and soft tissue dental procedures.  We also market the LaserSmile™ system for soft tissue and cosmetic tooth whitening procedures.

          In December 2001, we formed BIOLASE Europe, GmbH (“BIOLASE Europe”), a wholly owned subsidiary based in Germany.  In February 2002, BIOLASE Europe acquired a laser manufacturing facility in Germany and commenced manufacturing operations at that location.  This acquisition has enabled us to initiate an expansion of our sales in Europe and neighboring international regions.

          In 2002, we received FDA clearance to market the Waterlase system for complete root canal therapy (EndoLase™) and we received clearance to market this system for cutting, shaving, contouring and resection of oral osseous tissues (bone) (OsseoLase™).  In January 2003, we received FDA clearance to market the Waterlase for use in apicoectomy surgery, a treatment for root canal infections and complications that includes cutting gum, bone and the apex of the tooth to access the infected area.  The clearance also relates to flap surgical procedures, including periodontal procedures, implant placement and recovery, extracting wisdom teeth, exposure of impacted teeth for orthodontics as well as additional procedures involving flap surgery.

          Our fundamental business strategy is to expand our core technology in the dental market. However, we believe that our technology has broad uses beyond dentistry, and we have obtained patents and FDA clearance for certain of these applications in the cosmetic and surgical markets.

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

          Sales.  We record sales in accordance with the Securities Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B.  SAB 101 requires that four basic criteria must be met before revenue can be recognized:

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

          Valuation of Inventory.  Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market value.  We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value as necessary to the lower of cost or market value.  The allowance is based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales.  Unfavorable changes in estimates of obsolete inventory would result in an increase in the allowance and a decrease in gross profit.

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

          Litigation and Other Contingencies.  We regularly evaluate our exposure to threatened or pending litigation and other business contingencies.  Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes.  We are not presently affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position.  As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense.  To be recorded as an expense, a loss contingency must be both probable and measurable.  If a loss contingency is material but is not both probable and estimable, we will disclose it in the notes to the financial statements.

Results of Operations

          The following table sets forth certain statements of operations data expressed as a percentage of net sales:

	Three Months Ended March 31,

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	36.2	40.3

Gross profit	63.8	59.7
Operating expenses:
Sales and marketing	41.2	40.1
General and administrative	9.7	9.1
Engineering and development	5.9	8.0

Total operating expenses	56.8	57.2

Income from operations	7.0	2.5
Non-operating income (loss)	0.8	(0.2)

Net income	7.8%	2.3%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Comparing the results of operations between the three months ended March 31, 2003 and March 31, 2002, the most significant change affecting operating results is the increase in sales.  Sales for the three months ended March 31, 2003 increased 66% over sales for the three months ended March 31, 2002.

          Net Sales.  Net sales for the three months ended March 31, 2003 were $8.7 million, an increase of $3.4 million, as compared with net sales of $5.2 million for the three months ended March 31, 2002.  The increase in sales resulted primarily from an increased number of units sold. We began making direct sales in Germany in the third quarter of 2002.  In February of 2003, we terminated our distributor agreement in Germany and entered into contracts with independent sales agents within Germany.  We intend to continue to sell through dealers in our other international markets and to increase and strengthen our international dealer network. International sales were $1.7 million for the three months ended March 31, 2003 (19% of total net sales), as compared to $695,000 in 2002 (13% of total net sales).

          Gross Profit.  Gross profit for the three months ended March 31, 2003 was $5.5 million or 64% of net sales, an increase of $2.4 million or 77% from gross profit of $3.1 million or 60% of net sales for the three months ended March 31, 2002.  The increase in gross profit is primarily attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs.  To a lesser extent, the increase in gross profit is also due to increased manufacturing efficiencies and design changes, which have reduced the cost of materials.  These efficiencies and cost savings have been partially offset by the addition of production and field technician resources to support anticipated sales growth.

          Operating Expenses.  Operating expenses for the three months ended March 31, 2003 and the three months ended March 31, 2002, were both 57% of net sales.  Approximately 80% of the increase in operating expenses for the three months ended March 31, 2003 is sales and marketing costs that have been incurred to generate the increase in net sales.

          Sales and marketing expenses generally include salaries and commissions for our direct sales force, advertising costs and expenses related to trade shows and seminars.  Although we expected sales to vary with our historical seasonality pattern, we continued to invest in marketing programs geared to achieve our target growth rate for the fiscal year.  Sales and marketing expense for the three months ended March 31, 2003 was $3.6 million or 41% of net sales, an increase of $1.5 million or 70%, as compared with sales and marketing expense for the three months ended March 31, 2002 of $2.1 million or 40% of net sales.  The increase in absolute dollars was primarily due to higher commission expense related to the increased sales, as well as increases in costs related to our national seminar marketing program. In addition, the size and scope of the World Clinical Laser Institute symposium held in January 2003 increased significantly over the program held in the first quarter of 2002.

          General and administrative expenses generally include the salaries of administrative personnel as well as professional and regulatory fees.  General and administrative expense for the three months ended March 31, 2003 was $844,000 or 10% of net sales, an increase of $368,000 or 78%, as compared with general and administrative expense for the three months ended March 31, 2002 of $474,000 or 9% of net sales.  The increase in absolute dollars was principally due to an increase in the provision for doubtful accounts, bank charges relating to credit card sales and increased insurance costs.  Other significant cost increases affecting both cost of sales and operating expenses include 52% and 17% increases in workers’ compensation insurance and group health insurance, respectively.  Additionally, the three months ended March 31, 2002 included a reduction of $95,000 from our allowance for uncollectible accounts due to previously unanticipated payments received from a foreign distributor.

          Engineering and development expenses generally include engineering personnel salaries, prototype supplies and contract services.  Engineering and development expense for the three months ended March 31, 2003 was $512,000 or 6% of net sales, an increase of $93,000 or 22%, as compared with engineering and development expense for the three months ended March 31, 2002 of $419,000 or 8% of net sales.  The increase in absolute dollars is prototype material costs and consulting fees related to product development.  The change in research and development expense as a percent of net sales reflects the larger sales base and normal fluctuations in the scope of current research and development projects.

          Gain on Forward Currency Transactions.  We realized a $46,000 gain on forward currency transactions for the three months ended March 31, 2003, primarily due to the changes in exchange rates between the United States dollar and the European Union euro.

          Gain on Forward Exchange Contract.  In the three months ended March 31, 2003, we realized a gain on forward contracts of $22,000, due to the increase in the fair market value of our forward exchange contract.  We acquired a production facility in Germany in February of 2002.  The debt related to those assets is payable in Euros at the exchange rate in effect as of the date of acquisition.  That exchange rate was 0.8591.  In conjunction with a portion of the debt due in 2003, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8575.  On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

          Interest Income/Interest Expense.  Interest income primarily relates to interest earned on our cash balances, and interest expense primarily relates to interest expense on our line of credit.  Interest expense decreased $14,000 or 42% to $19,000 for the three months ended March 31, 2003 as compared to March 31, 2002 due to a decrease in the effective interest rate on our credit facility.

          Provision for Income Tax.  No provision for income tax was recognized for the three months ended March 31, 2003 due to the availability of net operating loss carry forwards.  No income tax benefit was recognized in the three months ended March 31, 2002, as there was no assurance that the benefit of the net operating loss carry forwards would be realized.  At such time, if in our judgment the recoverability of deferred tax assets, including the net operating loss carryforward, becomes realizable, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of income reported.

          As of December 31, 2002, we had net operating loss carry forwards for federal and state purposes of approximately $34.9 million and $7.5 million, respectively, which began expiring in 2001.  As of December 31, 2002, we had research and development credit carry forwards for federal and state purposes of approximately $332,000 and $170,000, respectively.  The utilization of net operating loss and credit carry forwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Liquidity and Capital Resources

          At March 31, 2003, we had $5.8 million in net working capital as compared to $3.5 million at December 31, 2002.  Our principal source of liquidity at March 31, 2003 consisted of our cash balance of $5.8 million.  For the three months ended March 31, 2003, our primary sources of cash were from operating activities of $296,000 and the exercise of stock options and warrants of $1.6 million.  These sources of cash were decreased by investments in property and equipment of $39,000.  The net effect on cash of operating, investing and financing transactions for the three months ended March 31, 2003 was an increase of $1.9 million.  For further details see the Unaudited Consolidated Statements of Cash Flows included in this Report.

          Accounts receivable, net, decreased 23% to $3.7 million at March 31, 2003 from $4.8 million at December 31, 2002.  This decrease was primarily due to the seasonality effect of the first quarter  and normal fluctuations in the collection cycle.  Day’s sales outstanding also decreased to 39 days from 45 days as of December 31, 2002.  Inventories, net, increased 32% to $3.7 million at March 31, 2003 from $2.8 million at December 31, 2002.  This increase was primarily due to increased production estimates to meet expected 2003 sales demand.

          During the quarter ended March 31, 2003, 410,000 warrant shares were exercised resulting in cash proceeds of $1.1 million.  Subsequent to March 31, 2003, the balance of outstanding warrants, 162,500 shares, were exercised, resulting in cash proceeds of $406,000.

          At March 31, 2003, we had $1.8 million outstanding under a $1.8 million revolving credit facility with a bank.  This same amount that was outstanding at December 31, 2002.  The interest rate is based upon LIBOR plus 0.5%.  At March 31, 2003, the interest rate on the outstanding balance was 1.88%.  In June 2002, the expiration date on this credit facility was extended from January 31, 2003 to July 31, 2003, at which point we will be required to pay any remaining balance, refinance or replace the credit facility.  The credit facility is collateralized by all of our accounts receivable and inventories.  We have received non-binding bank proposals for a replacement line of credit and expect to reach an agreement to replace our existing line of credit with a larger credit facility.

          In connection with the acquisition of our production facility in Germany, as discussed in Note 3 to the Unaudited Consolidated Financial Statements, BIOLASE Europe incurred a maximum liability of $850,000 payable in Euros at the conversion rate of 0.8591 (Euros 989,000).  A payment of Euros 582,000 was due on April 1, 2003 and is currently pending based on further discussions with the seller, which may result in a deferral of the payment.  We are also negotiating with the seller and a third party for that third party to pay between $300,000 and $500,000 of the purchase price in exchange for certain rights that would be granted to the third party.  If we are not able to reach an agreement in this regard, we will be required to make another installment of $150,000 payable in Euros at the conversion rate of 0.8591 (Euros 175,000) on September 30, 2003.  The balance of the amounts owed, if any, will be due by December 1, 2003.  At March 31, 2003, the balance outstanding was Euros 1,164,000 or $1.3 million.

          We had no material commitments for capital expenditures as of March 31, 2003.

          The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2003 for the years ending March 31:

	Total	2004	2005	2006

Line of credit	$1,792,000	$1,792,000	$—	$—
Long-term debt	1,257,000	1,257,000	—	—
Operating leases	773,000	267,000	259,000	247,000

Total	$3,822,000	$3,316,000	$259,000	$247,000

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

Dentists and Physicians May Be Slow to Adopt Laser Technologies, Which Could Limit the Market Acceptance of Our Products.

          Although our sales have increased year over year, our products represent new technologies in the dental market and currently only represent a very small portion of the market. Our future success will depend on continued momentum in demand, our ability to demonstrate to a broad spectrum of dentists and physicians the potential performance advantages (including clinical, cost, marketing and office practice) of our laser systems over traditional methods of treatment and over competitive laser systems.  Dental practitioners have historically been and may continue to be slow to adopt new technologies on a widespread basis.  Factors that may inhibit mass adoption of laser technologies by dentists and physicians include the cost of the products, concerns about the safety, efficacy and reliability of lasers and the ability to obtain reimbursement of laser procedures under health plans.  Current economic pressure may make dentists and physicians reluctant to purchase substantial capital equipment or invest in new technologies.  The failure of medical lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations.  We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

We Depend on a Limited Number of Suppliers and If We Cannot Secure Alternate Suppliers, the Amount of Sales in Any Period Could Be Adversely Affected.

          We purchase certain materials and components included in our products from a limited group of qualified suppliers, and we do not have long-term supply contracts with most of our key suppliers.  Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers.  Certain components of our products are currently available only from a single source or limited sources, particularly specialized components used in our lasers.  Although we believe that alternate sources of supply are available for most of our single-sourced materials and components, a change in a single or limited source supplier, or an inability to find an alternate supplier, would create manufacturing delays, disrupt sales and cash flow, and harm our reputation, any of which would adversely affect our business, financial condition and results of operations.

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

          We anticipate that our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others.  In part, we rely on patents to establish and maintain proprietary rights in our technology and products.  While we hold a number of issued patents and have other patent applications pending on our products and technology, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will exclude competition or that any of our patents will be held valid if subsequently challenged.  In addition, other companies may independently develop similar products, duplicate our products or design products that circumvent our patents.

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

Potential Future Acquisitions Could Have Unintended Negative Consequences Which Could Harm Our Business and Cause Our Stock Price to Decline.

          We are considering pursuing additional acquisitions of businesses, products or technologies in the future as part of our growth strategy.  Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

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

Product Liability Claims Against Us Could Be Costly and Could Harm Our Reputation.

          The sale of dental and medical products involves the inherent risk of product liability claims against us. While we currently maintain product liability insurance coverage, this insurance is expensive, is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims.

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

Changes in Government Regulation or the Inability to Obtain Necessary Government Approvals Could Harm Our Business.

          Our products are subject to extensive government regulation, both in the United States and in other countries.  To clinically test, manufacture and market products for human diagnostic and therapeutic use, we must comply with regulations and safety standards set by the U.S. Food and Drug Administration and comparable state and foreign agencies.  Generally, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications.  The clearance process is expensive, time-consuming and uncertain.  The failure to receive requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive.

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

We May Not Be Able to Sustain or Increase Our Net Income in the Future, Which May Cause the Trading Price of Our Common Stock to Decline.

          Although we expect to be able to sustain and grow net income, there is no assurance that we will be able to do so.  Our ability to sustain or increase net income is dependent on many of the risk factors identified in this Report.  Until the third quarter of 2001, we had a history of losses through our research and development phase and during the early commercialization of our products.  It is possible that we may experience losses again in the future.  If we are unable to sustain or increase our net income in the future, we may not be able to successfully operate our business and our stock price may decline.

Our Common Stock Price Has Been Volatile, Which Could Result in Substantial Losses for Stockholders.

          Our common stock is currently traded on the Nasdaq National Market and the Nasdaq Europe Market and has limited daily trading volume.  The trading price of our common stock has been and may continue to be volatile.  The market for technology companies, in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance.  The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this Report.  Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation.  If this were to happen to us, such litigation would be expensive and would divert management’s attention.  In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.  If our stock price drops below approximately $3.00 per share for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq National Market, our shares could be delisted from the Nasdaq National Market and the marketability, liquidity and price of our common stock would be adversely affected.

Future Sales of Our Common Stock Could Affect the Stock Price.

          If our stockholders sell substantial amounts of our common stock in the public market, including shares issued on the exercise of options and warrants, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

          Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock on a specified pro-rata basis to shareholders of record, which will have terms as may be determined from time to time by our Board of Directors.  Accordingly, our Board of Directors may, without obtaining stockholder approval, issue preferred stock with terms, which could have preference over and adversely affect the rights of the holders of common stock.  This issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.  We are also subject to the Delaware anti-takeover laws, which may prevent, delay or impede a merger or takeover of our company, and we have not opted out of the provisions of such laws through either our certificate of incorporation or our bylaws.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          In the normal course of business, we are subject to market risk from changes in foreign exchange rates.  We are headquartered in the United States and have a German subsidiary.  We sell our products in United States dollars in North America, Europe, Australia and other foreign countries.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are primarily exposed to changes in exchange rates between the United States dollar and the European Union euro.

          As discussed in Note 3 to the Unaudited Consolidated Financial Statements, we acquired a production facility in Germany in February of 2002.  The debt related to those assets is payable in Euros at the exchange rate in effect as of the date of acquisition.  That exchange rate was 0.8591.  In conjunction with portion of the debt due in 2003, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8575.  On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

Item 4.  Controls and Procedures.

          Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by BioLase Technology, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our Chief Executive Officer and Chief Financial Officer carried out this evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

          On May 2, 2003, we instituted a civil action in the U.S. District Court for the Central District of California against Diodem, LLC, a California limited liability corporation, seeking a judicial declaration against Diodem that we do not infringe four patents that relate to dental laser technology.  Diodem claims to have acquired the patents from Premier Laser Systems, Inc. which filed for bankruptcy protection in March 2000.  On May 5, 2003, we were named as a defendant in a civil action in the U.S. District Court for the Central District of California in which Diodem is seeking damages and an injunction against us and several other entities for infringing the four patents which are at issue in our suit against Diodem.  These actions are in their preliminary stages.  They are likely to involve complex issues of fact and law and may proceed for an extended period of time.  Although the potential outcome of these actions cannot be determined with certainty, we believe, based on the information presently available, that the ultimate outcome should not be material to our financial position.

          On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”).  In the lawsuit, we allege that AMT is infringing certain patents we own, which relate to the use of laser technology in the medical and dental fields.  Our claims arise out of AMT’s offer to sell and the sale in the United States of a dental device that uses laser and water technology.  In the lawsuit, we are seeking an award of monetary damages and injunctive relief against AMT.  While we believe that our case is meritorious, we cannot assure you that we will achieve a favorable outcome.

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

              None.

Item 3.  Defaults Upon Senior Securities.

              None.

Item 4.  Submission of Matters to a Vote of the Security Holders.

              None.

Item 5.  Other information.

              None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	99.1* Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of Edson J. Rood pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Reports on Form 8-K filed during the quarter for which this Report is filed.

* Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003	BIOLASE TECHNOLOGY, INC.,
a Delaware corporation

	By:	/s/ EDSON J. ROOD

Edson J. Rood Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO RULE 13A-14 OF
THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey W. Jones, Chief Executive Officer of BioLase Technology, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioLase Technology, Inc.;

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ JEFFREY W. JONES

Jeffrey W. Jones Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OF
THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Edson J. Rood, Chief Financial Officer of BioLase Technology, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioLase Technology, Inc.;

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ EDSON J. ROOD

Edson J. Rood Chief Financial Officer