Form 10-Q/A
period 2002-03-31
BIOLASE TECHNOLOGY INC
filed 2003-09-17
CIK 811240

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-Q/A
                                (Amendment No. 1)

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
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                               981 Calle Amanecer
                         San Clemente, California 92673
          (Address of Principal Executive Offices, Including Zip Code)

                                 (949) 361-1200
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares outstanding of the registrant's common stock, $0.001 par value, as of April 22, 2002: 20,027,948.

================================================================================

                            BIOLASE TECHNOLOGY, INC.

               AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

                      For the Quarter Ended March 31, 2002

                                     INDEX*

                                                                                                Page
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 (Restated)....   4

           Consolidated Statements of Operations for the three months ended March 31, 2002
           and March 31, 2001 (Restated)........................................................   5

           Consolidated Statement of Stockholders' Equity (Restated)............................   6

           Consolidated Statements of Cash Flows for the three months ended March 31, 2002
           and March 31, 2001 (Restated)........................................................   7

           Notes to Consolidated Financial Statements...........................................   8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................................  12

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................................  24

Signatures .....................................................................................  25

----------
* This Form 10-Q/A amends only items identified in the Index, and no other information included in the Company's Quarterly Report on Form 10-Q is amended hereby.

                                INTRODUCTORY NOTE

        As reported in the press release in the report of BioLase Technology, Inc. (the "Company") on Form 8-K filed August 14, 2003, the Company decided to seek guidance from the Securities and Exchange Commission ("SEC") regarding the accounting effect of certain language in the Company's purchase order forms. To protect the Company's right to payment, the forms stated that title to goods transferred to the customer upon receipt of full payment. Legally, this language only provided the Company a lien to secure payment.

        One of the revenue recognition criteria of Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer. Historically, the Company recognized revenue when it received a purchase order, goods were shipped and the other criteria for revenue recognition were met. As reported in the press release in the Company's report on Form 8-K filed
August 29, 2003, the Company is amending previously filed financial statements for all periods subsequent to the effective date of SAB 101 to recognize revenue with respect to domestic customers upon receipt of full payment. It was determined that under an interpretation of SAB 101 the language in the Company's purchase order regarding title prevents revenue from being recognized until full payment is received. In addition, the Company is amending its previously filed financial statements to recognize revenue with respect to direct European customers upon installation, which is when the customer is obligated to pay, and not at the time of shipment.

        The purpose of this Amendment No. 1 on Form 10-Q/A is to restate the Company's consolidated financial statements as of March 31, 2002 and December 31, 2001, and the three months ended March 31, 2002 and 2001.

        The Company is filing amended Quarterly Reports on Form 10-Q/A to restate the Company's financial statements for the periods ended March 31, 2002 through March 31, 2003. The Company is also filing its Quarterly Report on Form 10-Q for the period ended June 30, 2003, which was delayed while the Company sought SEC guidance on the revenue recognition issue. The Company will also file an amendment to its Current Report on Form 8-K/A relating to its acquisition of the American Dental Laser product line of American Medical Technologies, which was initially filed on June 4, 2003, and subsequently amended on June 23, 2003 and August 1, 2003.

        The Company did not amend its annual reports on Form 10-K for years prior to 2002 because financial statements for 2001 and 2000 are contained in the amended Form 10-K/A. Similarly, the Company did not amend its Quarterly Reports on Form 10-Q for the quarterly periods in 2001 because financial statements for those periods are contained in the Forms 10-Q/A the Company is filing for 2002. You should not rely on the financial statements and other financial information contained in the Company's Forms 10-K and 10-Q for periods prior to 2002. You should also not rely on any financial statements or financial information relating to the periods being restated contained in the Company's Forms 8-K that were filed before the amended Form 10-K/A.

This Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                      MARCH 31,      DECEMBER 31,
                                                                        2002             2001
                                                                    -------------    ------------
                                                                         (Restated - Note 2)
ASSETS
Current assets:
   Cash and cash equivalents                                        $   2,469,000    $  2,670,000
   Accounts receivable, less allowance of $100,000 and $108,000 in
    2002 and 2001, respectively                                         2,428,000       2,182,000
   Inventories, net of reserves of $228,000 and $232,000 in 2002
    and 2001, respectively                                              2,232,000       1,887,000
   Deferred charges on product shipped                                    837,000         605,000
   Prepaid expenses and other current assets                              259,000         260,000
                                                                    -------------    ------------
          Total current assets                                          8,225,000       7,604,000

Property, plant and equipment, net                                      1,431,000         392,000
Patents and trademarks, net                                                85,000          91,000
Other assets                                                              247,000         166,000
                                                                    -------------    ------------
          Total assets                                              $   9,988,000    $  8,253,000
                                                                    =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                   $   1,792,000    $  1,792,000
   Accounts payable                                                     1,740,000       1,656,000
   Accrued liabilities                                                  1,855,000       1,976,000
   Customer deposits                                                       87,000         290,000
   Deferred revenue on product shipped                                  1,758,000       1,626,000
   Deferred gain on sale of building, current portion                      63,000          63,000
   Current portion of long-term debt                                      300,000               -
                                                                    -------------    ------------
          Total current liabilities                                     7,595,000       7,403,000

Deferred gain on sale of building                                         189,000         205,000
Long term debt                                                            700,000               -
                                                                    -------------    ------------
          Total liabilities                                             8,484,000       7,608,000
                                                                    -------------    ------------
Stockholders' equity:
   Preferred stock, par value $0.001, 1,000,000 shares authorized,
    no shares issued and outstanding                                            -               -
   Common stock, par value $0.001, 50,000,000 shares authorized, issued and outstanding 20,018,000 in 2002 and 19,734,000
    in 2001                                                                20,000          20,000
   Additional paid-in capital                                          49,185,000      48,462,000
   Accumulated other comprehensive income                                   4,000               -
   Accumulated deficit                                                (47,705,000)    (47,837,000)
                                                                    -------------    ------------
          Total stockholders' equity                                    1,504,000         645,000
                                                                    -------------    ------------
          Total liabilities and stockholders' equity                $   9,988,000    $  8,253,000
                                                                    =============    ============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
                                                      (Restated - Note 2)

Net sales                                        $  5,011,000    $  2,643,000
Cost of sales                                       1,898,000       1,196,000
                                                 ------------    ------------
   Gross profit                                     3,113,000       1,447,000
                                                 ------------    ------------

Other income                                           16,000               -
                                                 ------------    ------------
Operating expenses:
   Sales and marketing                              2,074,000       1,641,000
   General and administrative                         474,000         474,000
   Engineering and development                        419,000         360,000
                                                 ------------    ------------
        Total operating expenses                    2,967,000       2,475,000
                                                 ------------    ------------

Income (loss) from operations                         162,000      (1,028,000)

   Interest income                                      3,000           6,000
   Interest expense                                   (33,000)        (76,000)
                                                 ------------    ------------

Net income (loss)                                $    132,000    $ (1,098,000)
                                                 ============    ============

Net earnings (loss) per share -
   Basic                                         $       0.01    $      (0.06)
                                                 ============    ============
   Diluted                                       $       0.01    $      (0.06)
                                                 ============    ============

Shares used in computing net income (loss) per
share -
   Basic                                           19,791,000      19,430,000
                                                 ============    ============
   Diluted                                         21,404,000      19,430,000
                                                 ============    ============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                                     ACCUMULATED
                                                            COMMON STOCK AND            OTHER                         TOTAL
                                      PREFERRED STOCK  ADDITIONAL PAID-IN CAPITAL   COMPREHENSIVE  ACCUMULATED    STOCKHOLDERS'
                                       SHARES  AMOUNT    SHARES        AMOUNT           INCOME       DEFICIT          EQUITY
                                      -------  ------  ----------  --------------   -------------  -------------  -------------
Balances at December 31, 2001
 (Restated - Note 2)                      -    $    -  19,734,000  $   48,482,000   $           -  $ (47,837,000) $     645,000

Exercise of stock options                 -         -     119,000         310,000               -              -        310,000

Exercise of warrants                      -         -     165,000         413,000               -              -        413,000

Comprehensive income (loss):

     Net income (Restated - Note 2)       -         -           -               -               -        132,000        132,000
     Foreign currency translation
      Adjustment                          -         -           -               -           4,000              -          4,000
                                      -------  ------  ----------  --------------   -------------  -------------  -------------
          Total comprehensive income
           (Restated - Note 2)            -         -           -               -           4,000        132,000        136,000
                                      -------  ------  ----------  --------------   -------------  -------------  -------------

Balances at March 31, 2002
 (Restated - Note 2)                      -    $    -  20,018,000  $   49,205,000   $       4,000  $ (47,705,000) $   1,504,000
                                      =======  ======  ==========  ==============   =============  =============  =============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                2002            2001
                                                            -----------    --------------
                                                                 (Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   132,000    $   (1,098,000)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
     Depreciation and amortization                               40,000            59,000
     Gain on disposal of assets                                 (16,000)                -
     Provision (benefit) for bad debts                           (4,000)           96,000
     Provision for inventory excess and obsolescence             (4,000)            5,000
     Changes in assets and liabilities:
        Accounts receivable                                    (242,000)         (334,000)
        Inventory                                              (341,000)          269,000
        Deferred charges on product shipped                    (232,000)         (212,000)
        Prepaid expenses and other assets                       (81,000)           (7,000)
        Accounts payable and accrued expenses                   (37,000)            1,000
        Deferred revenue on product                             132,000           441,000
        Customer deposits                                      (203,000)           15,000
                                                            -----------    --------------
     Net cash used in operating activities                     (856,000)         (765,000)
                                                            -----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                      (72,000)          (12,000)
Proceeds from the sale of property, plant and equipment               -         2,261,000
                                                            -----------    --------------
     Net cash (used in) provided by investing activities        (72,000)        2,249,000
                                                            -----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable                                     -        (1,195,000)
Proceeds from exercise of stock options and warrants            723,000           243,000
                                                            -----------    --------------
     Net cash provided by (used in)  financing activities       723,000          (952,000)
                                                            -----------    --------------
Effect of exchange rate changes on cash                           4,000                 -
                                                            -----------    --------------

(Decrease) increase in cash and cash equivalents               (201,000)          532,000
Cash and cash equivalents at beginning of period              2,670,000         2,002,000
                                                            -----------    --------------
Cash and cash equivalents at end of period                    2,469,000         2,534,000
                                                            ===========    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest                    $    13,000    $       61,000
                                                            ===========    ==============
Cash paid during the period for taxes                       $     2,000    $            -
                                                            ===========    ==============

NONCASH FINANCING ACTIVITIES:
Debt incurred in connection with acquisition of
 production facility                                        $ 1,000,000    $            -
                                                            -----------    --------------
                                                            $ 1,000,000    $            -
                                                            ===========    ==============

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the restated December 31, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the restated audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as amended by Amendment No.1 filed with the Securities and Exchange Commission ("SEC") on September 16, 2003.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

        Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of March 31, 2002 and December 31, 2001 and the three months ended March 31, 2002 and 2001 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions.

        As a result of the restatement, our net revenue for the three months ended March 31, 2002 decreased by $219,000, our gross profit decreased by $8,000 and our net income increased by $13,000 ($0.00 per fully diluted share). For the three months ended March 31, 2001, our net revenue decreased by $440,000 our gross profit decreased by $282,000 and our net loss increased by $326,000 ($0.02 per fully diluted share).

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

        The statements of operations have been restated as follows:

                                                 THREE MONTHS ENDED           THREE MONTHS ENDED
                                                   MARCH 31, 2002               MARCH 31, 2001
                                             --------------------------   --------------------------
                                             AS REPORTED      RESTATED    AS REPORTED     RESTATED
                                             ------------   -----------   -----------   ------------
Net sales.................................   $  5,230,000   $ 5,011,000   $ 3,083,000   $  2,643,000
Cost of sales.............................      2,109,000     1,898,000     1,354,000      1,196,000
Operating expenses........................      2,988,000     2,967,000     2,431,000      2,475,000
Income from operations....................        133,000       162,000      (702,000)    (1,028,000)
Net income................................   $    119,000   $   132,000   $  (772,000)  $ (1,098,000)
Net income per share:
   Basic..................................   $       0.01   $      0.01   $     (0.04)  $      (0.06)
   Diluted................................   $       0.01   $      0.01   $     (0.04)  $      (0.06)

        The balance sheets have been restated as follows:

                                                   MARCH 31, 2002              DECEMBER 31, 2001
                                             --------------------------   --------------------------
                                             AS REPORTED      RESTATED    AS REPORTED     RESTATED
                                             ------------   -----------   -----------   ------------
Working capital...........................   $  1,551,000   $   630,000   $ 1,135,000   $    201,000
Total assets..............................      9,151,000     9,988,000     7,561,000      8,253,000
Stockholders' equity......................      2,425,000     1,504,000     1,579,000        645,000

NOTE 3 - SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                              DECEMBER 31,
                                             MARCH 31, 2002       2001
                                             --------------   ------------
        INVENTORIES

        Materials                            $      990,000   $  1,020,000
        Work-in-process                             760,000        656,000
        Finished goods                              482,000        211,000
                                             --------------   ------------
        Inventories                          $    2,232,000   $  1,887,000
                                             ==============   ============

                                                              DECEMBER 31,
                                             MARCH 31, 2002       2001
                                             --------------   ------------
        PROPERTY, PLANT AND EQUIPMENT, NET

        Building                             $    1,000,000   $          -
        Leasehold improvements                       57,000         54,000
        Equipment and computers                     508,000        448,000
        Furniture and fixtures                      212,000        202,000
                                             --------------   ------------
             Total                                1,777,000        704,000
        Less accumulated depreciation              (346,000)      (312,000)
                                             --------------   ------------
        Property, plant and equipment, net   $    1,431,000   $    392,000
                                             ==============   ============

                                                              DECEMBER 31,
                                             MARCH 31, 2002       2001
                                             --------------   ------------
        PATENTS AND TRADEMARKS, NET

        Patents                              $      112,000   $    112,000
        Trademarks                                   69,000         69,000
                                             --------------   ------------
             Total                                  181,000        181,000
        Less accumulated amortization               (96,000)       (90,000)
                                             --------------   ------------
        Patents and trademarks, net          $       85,000   $     91,000
                                             ==============   ============

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                                              DECEMBER 31,
                                             MARCH 31, 2002       2001
                                             --------------   ------------
        ACCRUED LIABILITIES

        Payroll and benefits                 $      648,000   $    652,000
        Warranty expense                            506,000        561,000
        Other                                       701,000        763,000
                                             --------------   ------------
        Accrued liabilities                  $    1,855,000   $  1,976,000
                                             ==============   ============

NOTE 4 - ACCOUNTS RECEIVABLE

        At March 31, 2002 our allowance for uncollectible accounts was $100,000, principally as a reserve for accounts receivable on sales to a foreign distributor. This amount reflects a reduction of $95,000 from our allowance at December 31, 2001 due to previously unanticipated payments received from that distributor.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

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

NOTE 6 - LINE OF CREDIT

        At March 31, 2002, we had approximately $1,792,000 outstanding under a revolving credit agreement with a bank. The agreement provides for borrowings up to $2,500,000 for financing inventories and is collateralized by substantially all accounts receivable and inventories. The interest rate is based upon LIBOR plus 0.5% at the time of any borrowings. At March 31, 2002, the interest rate on the outstanding balance was 2.4%. The effective interest rate for the quarter ended March 31, 2002, including the amortization of the fair value of warrants in connection with issuing our line of credit was 5.91%. The revolving credit agreement expires on January 31, 2003. The maximum available under the line will decrease to $1,800,000 on May 1, 2002.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

        In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility. The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease.

        We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases as of March 31, 2002 for each of the periods ending December 31 are as follows:

          Remainder of 2002                            $      199,000
          2003                                                270,000
          2004                                                261,000
          2005                                                249,000
          2006                                                 61,000
                                                       --------------
          Total                                        $    1,040,000
                                                       ==============

NOTE 8 - EARNINGS PER SHARE

        We compute basic earnings (loss) per share by dividing the net income
(loss) attributable to common stockholders by the weighted average number of shares outstanding. We compute diluted earnings per share by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

such as stock options and warrants. Potential common shares totaling 78,000 were not included in the diluted earnings per share amounts for the three months ended March 31, 2002 as their effect would have been anti-dilutive.

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2002           2001
                                               ------------  --------------
Net income (loss)                              $    132,000  $   (1,098,000)
                                               ============  ==============
Weighted average shares outstanding - basic      19,791,000      19,430,000
Dilutive effect of stock options and warrants     1,613,000               -
                                               ------------  --------------
Weighted average shares outstanding - diluted    21,404,000      19,430,000
                                               ============  ==============

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

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

        You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report before deciding to invest in our company or to maintain or increase your investment. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission ("SEC"), including our Amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and our subsequent reports on Forms 10-Q and other filings with the SEC that discuss our business in greater detail.

RESTATEMENT OF FINANCIAL STATEMENTS

        Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of March 31, 2002 and December 31, 2001 and the three months ended March 31, 2002 and 2001 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions.

        As a result of the restatement, our net revenue for the three months ended March 31, 2002 decreased by $219,000, our gross profit decreased by $8,000 and our net income increased by $14,000 ($0.00 per fully diluted share). For the three months ended March 31, 2001, our net revenue decreased by $440,000 our gross profit decreased by $282,000 and our net loss increased by $326,000 ($0.02 per fully diluted share).

        The statements of operations have been restated as follows:

                                                    THREE MONTHS ENDED          THREE MONTHS ENDED
                                                      MARCH 31, 2002              MARCH 31, 2001
                                                -------------------------   --------------------------
                                                AS REPORTED     RESTATED    AS REPORTED     RESTATED
                                                -----------   -----------   -----------   ------------
Net sales.................................      $ 5,230,000   $ 5,011,000   $ 3,083,000   $  2,643,000
Cost of sales.............................        2,109,000     1,898,000     1,354,000      1,196,000
Operating expenses........................        2,988,000     2,967,000     2,431,000      2,475,000
Income from operations....................          133,000       162,000      (702,000)    (1,028,000)
Net income................................      $   119,000   $   132,000   $  (772,000)  $ (1,098,000)
Net income per share:
   Basic..................................      $      0.01   $      0.01   $     (0.04)  $      (0.06)
   Diluted................................      $      0.01   $      0.01   $     (0.04)  $      (0.06)

        The balance sheets have been restated as follows:

                                                      MARCH 31, 2002             DECEMBER 31, 2001
                                                -------------------------   --------------------------
                                                AS REPORTED     RESTATED    AS REPORTED     RESTATED
                                                -----------   -----------   -----------   ------------
Working capital...........................      $ 1,551,000   $   630,000   $ 1,135,000   $    201,000
Total assets..............................        9,151,000     9,988,000     7,561,000      8,253,000
Stockholders' equity......................        2,425,000     1,504,000     1,579,000        645,000

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

        The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (i) the most important to the portrayal of our financial condition and results of operations, and (ii) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

        Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized:

        .   persuasive evidence of an arrangement exists;

        . delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered;

        .   the price is fixed and determinable; and

        .   collectibility is reasonably assured.

        Assuming that all of the above criteria have been met, we record revenue for domestic sales when we receive payment in full, due to a clause in our purchase order that states title transfers upon payment in full; we record revenue for international direct sales when the product is installed, which is when the customer is obligated to pay and we record revenue for sales to distributors upon delivery.

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

        Warranty Cost. Products sold directly to end-users are covered by a warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months with additional coverage on certain components for up to two years. We accrue a warranty reserve to estimate the risk of incurring costs to provide warranty services. The accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

        Litigation and Other Contingencies. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to contingencies. To be recorded as expense, a loss contingency must be both probable and measurable. If a loss contingency is material but is not both probable and estimable, we will disclose it in notes to the financial statements.

RESULTS OF OPERATIONS

        The following table sets forth certain statement of operations data expressed as a percentage of net sales:

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                  (Restated - Note 2)
                                  -------------------
                                    2002       2001
                                  --------   --------
Net sales                            100.0%     100.0%
Cost of sales                         37.9       45.2
                                  --------   --------
Gross profit                          62.1       54.8
Other income                           0.3          -
Operating expenses:
    Sales and marketing               41.4       62.1
    General and administrative         9.4       18.0
    Engineering and development        8.4       13.6
                                  --------   --------
Total operating expenses              59.2       93.7
                                  --------   --------
Income (loss) from operations          3.2      (38.9)
Non-operating income (loss)           (0.6)      (2.7)
                                  --------   --------
Net income (loss)                      2.6%     (41.6)%
                                  ========   ========

        During the first fiscal quarter of 2002, demand for our products continued to increase when compared to the same period in previous years. Net sales for the three months ended March 31, 2002 were $5.0 million, an increase of $2.4 million or 90%, as compared with net sales of $2.6 million for the three months ended March 31, 2001. The growth was attributable to strong domestic increase in unit volume of both our Waterlase and LaserSmile systems. The addition of the cosmetic tooth whitening application in the third quarter of last year was a key factor in the increase of LaserSmile sales. International sales were not a factor in sales growth for the quarter. Sales of consumables increased to 4% of total sales this quarter compared to 2% in the first quarter of 2001. Consistent with the seasonality we have experienced in prior years, sales for the first quarter were lower than the preceding fourth quarter despite the overall increasing trend in sales.

        Gross profit for the three months ended March 31, 2002 increased 115% to $3.1 million as a result of the increase in sales and consequent greater absorption of fixed manufacturing costs. Gross margin for the quarter was 62% compared to 55% for the quarter ended March 31, 2001. Increased manufacturing efficiencies contributed to the increase in gross margin, offset partially by start-up costs for our German facility and the addition of resources to manufacturing in anticipation of greater production.

        Other Income. The gain on sale of assets of for the three months ended March 31, 2002 increased $16,000 primarily related to two transactions. In 2000, we purchased our San Clemente manufacturing facility and offices in order to avoid moving our operations. In 2001, we sold the facility and leased it back for a five-year term with an additional five year option, resulting in a gain of $316,000. We are recognizing that gain for accounting purposes over the term of the lease.

        Operating expenses were 59% of net sales for the three months ended March 31, 2002, compared to 94% for the first quarter of 2001. The decrease in operating expenses as a percentage of sales was due to the gain in sales relative to the change in costs required to support the increased level of operations. In terms of absolute dollars, operating expenses for the three months ended March 31, 2002 increased $0.5 million or 20% to $3.0 million. Increases relate primarily to higher sales and marketing costs.

        Sales and marketing expenses increased 26% to $2.1 million at March 31, 2002 compared to $1.6 million for the quarter ended March 31, 2001. Primary reasons for the increase are labor increases due to growth in the size of the sales force, commission expense on a higher level of sales and an increase in the scope of our nationwide seminar marketing program for 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2002, we had $630,000 in working capital. Our principal source of liquidity at March 31, 2002 consists of our cash balance of $2.5 million. For the quarter, significant sources of cash were from the exercise of stock options and warrants of $723,000. These sources of cash were offset by increases in accounts receivable and inventory of $583,000 and other working capital items totaling $405,000.

        Accounts receivable, net, increased to $2.4 million at March 31, 2002 from $2.2 million at December 31, 2001. The increase was due to the higher sales volume experienced in the first quarter for which the receivable will be collected in the second quarter of 2002. We believe that the allowance for doubtful accounts at March 31, 2002 of $100,000 is adequate to provide for anticipated losses on uncollectible amounts.

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

          10.1+ Employment Offer Letter dated January 8, 1999 from Jeffrey W. Jones, the Registrant's CEO, to Keith G. Bateman, the Registrant's Vice President, Global Sales. (1)

          10.2 Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones. (1)

          10.3+ Asset Purchase Agreement, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH. (1)

          10.4 Agreement for the Purchase of a Built-Up Property, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH. (1)

          10.5+ Agreement, dated January 29, 2002, between Asclepion-Meditec AG and the Registrant's subsidiary, BIOLASE Europe GmbH. (1)

          31.1 Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (2)

          31.2 Certification of Edson J. Rood Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (2)

          32.1    Certification of Jeffrey W. Jones Pursuant to 18 U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

          32.2 Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

----------
        + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.

        (1) Previously filed with the original Quarterly Report on Form 10-Q for the period ended March 31, 2002.

        (2) Filed herewith.

        (b) REPORTS ON FORM 8-K

            None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 16, 2003                        BIOLASE TECHNOLOGY, INC.,
                                                  (Registrant)


                                                  By:  /s/ Edson J. Rood
                                                     ---------------------------
                                                       Edson J. Rood
                                                       Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)