Form 10-Q/A
period 2002-06-30
BIOLASE TECHNOLOGY INC
filed 2003-09-17
CIK 811240

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ].

     Number of shares outstanding of the registrant's common stock, $.001 par value, as of July 31, 2002: 20,027,948

================================================================================

                            BIOLASE TECHNOLOGY, INC.

                           AMENDMENT NO. 1 FORM 10-Q/A

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                     INDEX*

                          PART I. FINANCIAL INFORMATION

                                                                                                            Page
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 (Restated)....................4

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and June 30, 2001 (Restated)........................................................................5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and
         June 30, 2001 (Restated)............................................................................6

         Notes to Consolidated Financial Statements..........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview...........................................................................................13

         Critical Accounting Policies and Estimates.........................................................14

         Results of Operations..............................................................................15

         Liquidity and Capital Resources....................................................................16

         Risk Factors.......................................................................................18

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................................24

Signatures..................................................................................................25

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

         One of the revenue recognition criteria of Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer. Historically, the Company recognized revenue when it received a purchase order, goods were shipped and the other criteria for revenue recognition were met. As reported in the press release in the Company's report on Form 8-K filed August 29, 2003, the Company is amending previously filed financial statements for all periods subsequent to the effective date of SAB 101 to recognize revenue with respect to domestic customers upon receipt of full payment. It was determined that under an interpretation of SAB 101 the language in the Company's purchase order regarding title prevents revenue from being recognized until full payment is received. In addition, the Company is amending its previously filed financial statements to recognize revenue with respect to direct European customers upon installation, which is when the customer is obligated to pay and not at the time of shipment.

         The purpose of this Amendment No. 1 on Form 10-Q/A is to restate the Company's consolidated financial statements as of June 30, 2002 and December 31, 2001, and for each of the three and six months ended June 30, 2002 and 2001.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                2002          2001
                                                                            ------------   ------------
                                                                                (Restated - Note 2)
ASSETS
Current assets:
  Cash and cash equivalents..............................................   $  2,568,000   $  2,670,000
  Accounts receivable, less allowance of $100,000 and $108,000 in 2002
   and 2001, respectively................................................      2,722,000      2,182,000
  Inventories, net of reserves of $330,000 and $232,000 in 2002 and
   2001, respectively....................................................      2,197,000      1,887,000
  Deferred charges on product shipped....................................        716,000        605,000
  Prepaid expenses and other current assets..............................        541,000        260,000
                                                                            ------------   ------------
  Total current assets...................................................      8,744,000      7,604,000

Property, plant and equipment, net.......................................      1,609,000        392,000
Patents and trademarks, net..............................................         79,000         91,000
Other assets.............................................................        265,000        166,000
                                                                            ------------   ------------
  Total assets...........................................................   $ 10,697,000   $  8,253,000
                                                                            ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit.........................................................   $  1,792,000   $  1,792,000
  Accounts payable.......................................................      1,422,000      1,656,000
  Accrued liabilities....................................................      1,985,000      1,976,000
  Customer deposits......................................................        288,000        290,000
  Deferred revenue on product shipped....................................      1,654,000      1,626,000
  Deferred gain on sale of building, current portion.....................         63,000         63,000
  Current portion of long-term debt......................................        346,000              -
                                                                            ------------   ------------
  Total current liabilities..............................................      7,550,000      7,403,000

Deferred gain on sale of building........................................        174,000        205,000
Long-term debt...........................................................        808,000              -
                                                                            ------------   ------------
  Total liabilities......................................................      8,532,000      7,608,000

Stockholders' equity:
  Preferred stock, par value $0.001, 1,000,000 shares authorized,
   no shares issued and outstanding......................................              -              -
  Common stock, par value $0.001, 50,000,000 shares authorized;
   issued and outstanding - 20,028,000 shares in 2002 and 19,734,000
   shares in 2001........................................................         20,000         20,000
  Additional paid-in capital.............................................     49,214,000     48,462,000
  Accumulated other comprehensive loss...................................        (16,000)             -
  Accumulated deficit....................................................    (47,053,000)   (47,837,000)
                                                                            ------------   ------------
  Total stockholders' equity.............................................      2,165,000        645,000
                                                                            ------------   ------------
  Total liabilities and stockholders' equity.............................   $ 10,697,000   $  8,253,000
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                               -------------------------   --------------------------
                                                  2002          2001           2002          2001
                                               -----------   -----------   ------------   -----------
                                                                (Restated - Note 2)
Net sales...................................   $ 7,264,000   $ 4,713,000   $ 12,275,000   $ 7,356,000
Cost of sales...............................     2,929,000     1,873,000      4,827,000     3,069,000
                                               -----------   -----------   ------------   -----------
  Gross profit..............................     4,335,000     2,840,000      7,448,000     4,287,000
                                               -----------   -----------   ------------   -----------
Other income................................        16,000             -         32,000             -
                                               -----------   -----------   ------------   -----------
Operating expenses:
  Sales and marketing.......................     2,563,000     1,833,000      4,637,000     3,474,000
  General and administrative................       858,000       489,000      1,332,000       964,000
  Engineering and development...............       369,000       364,000        788,000       724,000
                                               -----------   -----------   ------------   -----------
    Total operating expenses................     3,790,000     2,686,000      6,757,000     5,162,000
                                               -----------   -----------   ------------   -----------
Income (loss) from operations...............       561,000       154,000        723,000      (875,000)

Gain on foreign currency transactions.......        19,000             -         19,000             -
Gain on forward contract....................       101,000             -        101,000             -
Interest income.............................         4,000         7,000          7,000        13,000
Interest expense............................       (33,000)      (33,000)       (66,000)     (109,000)
                                               -----------   -----------   ------------   -----------
Net income (loss)...........................   $   652,000   $   128,000   $    784,000   $  (971,000)
                                               ===========   ===========   ============   ===========

Net income (loss) per share:
  Basic.....................................   $      0.03   $      0.01   $       0.04   $     (0.05)
  Diluted...................................   $      0.03   $      0.01   $       0.04   $     (0.05)

Shares used in computing net income
 (loss) per share:
  Basic.....................................    20,027,000    19,487,000     19,910,000    19,459,000
  Diluted...................................    21,500,000    20,083,000     21,454,000    19,459,000

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     2002           2001
                                                                                 ------------   ------------
                                                                                     (Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................................   $    784,000   $   (971,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Issuance of common stock and warrants for earned services.................              -         15,000
    Depreciation and amortization.............................................        105,000         93,000
    Write-off of asset........................................................              -          4,000
    Gain on disposal of assets................................................        (32,000)             -
    Gain on foreign currency translation......................................       (101,000)             -
    Provision (benefit) for bad debts.........................................         (4,000)        16,000
    Provision for inventory excess and obsolescence...........................         (4,000)         8,000
    Changes in assets and liabilities:
      Accounts receivable.....................................................       (536,000)       426,000
      Inventory...............................................................       (306,000)       (51,000)
      Deferred charges on product shipped.....................................       (111,000)       (27,000)
      Prepaid expenses and other assets.......................................       (280,000)       (18,000)
      Accounts payable and accrued expenses...................................       (223,000)       216,000
      Deferred revenue on product shipped.....................................         28,000         62,000
      Customer deposits.......................................................         (2,000)        25,000
                                                                                 ------------   ------------
  Net cash used in operating activities.......................................       (682,000)      (202,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment....................................       (156,000)       (38,000)
Proceeds from the sale of property, plant and equipment.......................              -      2,261,000
                                                                                 ------------   ------------
  Net cash (used in) provided by investing activities.........................       (156,000)     2,223,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable.............................................              -     (1,195,000)
Proceeds from exercise of stock options and warrants..........................        752,000        679,000
                                                                                 ------------   ------------
  Net cash provided by (used in) financing activities.........................        752,000       (516,000)

Effect of exchange rate changes on cash.......................................        (16,000)             -

(Decrease) increase in cash and cash equivalents..............................       (102,000)     1,505,000
Cash and cash equivalents at beginning of period..............................      2,670,000      2,002,000
                                                                                 ------------   ------------
Cash and cash equivalents at end of period....................................   $  2,568,000   $  3,507,000
                                                                                 ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest......................................   $     27,000   $    109,000
                                                                                 ============   ============
Cash paid during the period for taxes.........................................   $      2,000   $          -
                                                                                 ============   ============
NON-CASH FINANCING ACTIVITIES:
Debt incurred in connection with acquisition of production facility...........   $  1,000,000   $          -
                                                                                 ============   ============

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

     Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions.

     As a result of the restatement, our net revenue for the three and six months ended June 30, 2002 increased by $104,000 and decreased $115,000, respectively, our gross profit decreased by $7,000 and $15,000, respectively, and our net income was decreased by $17,000 ($0.00 per fully diluted share) and $4,000 ($0.00 per fully diluted share), respectively. For the three months and six months ended June 30, 2001, our net revenue increased by $378,000 and decreased by $62,000, respectively, and our gross profit increased by $239,000 and decreased by $43,000, respectively. Our net loss of $147,000 for the three months ended June 30, 2001 changed to a net income of $128,000 (a difference of $275,000 or $0.02 per fully diluted share) and our net loss for the six months ended June 30, 2001 was increased by $52,000 ($0.00 per fully diluted share).

     The statements of operations have been restated as follows:

                                                   THREE MONTHS ENDED          THREE MONTHS ENDED
                                                      JUNE 30, 2002               JUNE 30, 2001
                                                --------------------------  -------------------------
                                                AS REPORTED     RESTATED    AS REPORTED    RESTATED
                                                ------------  ------------  -----------   -----------
Net sales.................................      $  7,160,000  $  7,264,000  $ 4,335,000   $ 4,713,000
Cost of sales.............................         2,818,000     2,929,000    1,734,000     1,873,000
Operating expenses........................         3,778,000     3,790,000    2,722,000     2,686,000
Income (loss) from operations.............           564,000       561,000     (121,000)      154,000
Net income (loss).........................      $    669,000  $    652,000  $  (147,000)  $   128,000
Net income (loss) per share:
   Basic..................................      $       0.03  $       0.03  $     (0.01)  $      0.01
   Diluted................................      $       0.03  $       0.03  $     (0.01)  $      0.01

                                                    SIX MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30, 2002               JUNE 30, 2001
                                                --------------------------  -------------------------
                                                AS REPORTED     RESTATED    AS REPORTED    RESTATED
                                                ------------  ------------  -----------   -----------
Net sales.................................      $ 12,390,000  $ 12,275,000  $ 7,418,000   $ 7,356,000
Cost of sales.............................         4,927,000     4,827,000    3,088,000     3,069,000
Operating expenses........................         6,768,000     6,757,000    5,154,000     5,162,000
Income (loss) from operations.............           695,000       723,000     (824,000)     (875,000)
Net income (loss).........................      $    788,000  $    784,000  $  (920,000)  $  (971,000)
Net income (loss) per share:
   Basic..................................      $       0.04  $       0.04  $     (0.05)  $     (0.05)
   Diluted................................      $       0.04  $       0.04  $     (0.05)  $     (0.05)

     The balance sheets have been restated as follows:

                                                      JUNE 30, 2002             DECEMBER 31, 2001
                                                --------------------------  -------------------------
                                                AS REPORTED     RESTATED    AS REPORTED    RESTATED
                                                ------------  ------------  -----------   -----------
Working capital...........................      $  2,132,000  $  1,194,000  $ 1,135,000   $   201,000
Total assets..............................         9,981,000    10,697,000    7,561,000     8,253,000
Stockholders' equity......................         3,103,000     2,165,000    1,579,000       645,000

NOTE 3 - SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                  JUNE 30,    DECEMBER 31,
INVENTORIES:                                        2002          2001
------------------------------------------      -----------   ------------
Materials.................................      $ 1,082,000   $  1,020,000
Work-in-process...........................          609,000        656,000
Finished goods............................          506,000        211,000
                                                -----------   ------------
Inventories...............................      $ 2,197,000   $  1,887,000
                                                ===========   ============

                                                  JUNE 30,    DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT, NET:                 2002          2001
------------------------------------------      -----------   ------------
Land......................................      $   273,000   $          -
Building..................................          685,000              -
Leasehold improvements....................           66,000         54,000
Equipment and computers...................          774,000        448,000
Furniture and fixtures....................          217,000        202,000
                                                -----------   ------------
   Total..................................        2,015,000        704,000
Less accumulated depreciation.............         (406,000)      (312,000)
                                                -----------   ------------
Property, plant and equipment, net........      $ 1,609,000   $    392,000
                                                ===========   ============

                                                  JUNE 30,    DECEMBER 31,
PATENTS AND TRADEMARKS, NET:                        2002          2001
------------------------------------------      -----------   ------------
Patents...................................      $   112,000   $    112,000
Trademarks................................           69,000         69,000
                                                -----------   ------------
   Total..................................          181,000        181,000
Less accumulated amortization.............         (102,000)       (90,000)
                                                -----------   ------------
Patents and trademarks, net...............      $    79,000   $     91,000
                                                ===========   ============

                                                  JUNE 30,    DECEMBER 31,
ACCRUED LIABILITIES:                                2002          2001
------------------------------------------      -----------   ------------
Payroll and benefits......................      $   774,000   $    652,000
Warranty expense..........................          506,000        561,000
Other.....................................          705,000        763,000
                                                -----------   ------------
Accrued liabilities.......................      $ 1,985,000   $  1,976,000
                                                ===========   ============

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     In January 2002, our wholly-owned subsidiary, BIOLASE Europe, purchased a production facility in Germany with ten employees. We have recorded the transaction at the nominal or stated purchase price of $1,000,000 with the cost reflected in Property, plant and equipment and the amount payable reflected in Long-term debt. The purchase price could be less depending on the outcome of negotiations with a third party for that party to pay all or a portion of the first installment in exchange for certain rights that we would grant to the third party. The scheduled amount of the first installment is expected to be between $300,000 and $500,000. If we do not reach agreement with the third party, the stated purchase price and the first installment will be reduced from $1,000,000 to $850,000 and $300,000 to $150,000, respectively. Due to the ongoing negotiations with the third party, the due date of the first installment has been extended from May 31, 2002 to October 31, 2002. There is no assurance that we will be able to reach an agreement with the third party to pay any or all of the first installment. The final purchase price is payable in Euros at the conversion rate in effect on the acquisition date. In connection with this transaction, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8591. Regardless of the amount of the initial installment, we are obligated to pay an additional $500,000 by April 1, 2003 and the balance of the purchase price, if any, by December 1, 2003.

NOTE 5 - LINE OF CREDIT

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

     We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases as of June 30, 2002 for each of the years ending December 31 are as follows:

          Remainder of 2002...........................    $ 135,000
          2003........................................      270,000
          2004........................................      261,000
          2005........................................      249,000
          2006........................................       61,000
                                                          ---------
          Total.......................................    $ 976,000
                                                          =========

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

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                --------------------------   ---------------------------
                                                    2002          2001           2002          2001
                                                ------------  ------------   ------------   ------------
                                                                (Restated - Note 2)
Net income (loss).........................      $    652,000  $    128,000   $    784,000   $   (971,000)
                                                ============  ============   ============   ============
Weighted average shares
 outstanding - basic......................        20,027,000    19,487,000     19,910,000     19,459,000
Dilutive effect of stock
 Options and warrants.....................         1,473,000       596,000      1,544,000              -
                                                ------------  ------------   ------------   ------------
Weighted average shares
 outstanding - diluted....................        21,500,000    20,083,000     21,454,000     19,459,000
                                                ============  ============   ============   ============

NOTE 8 - STOCKHOLDERS' EQUITY

     Components of comprehensive income (loss) were as follows:

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                --------------------------   ---------------------------
                                                  JUNE 30,      JUNE 30,       JUNE 30,       JUNE 30,
                                                   2002          2001           2002           2001
                                                ------------  ------------   ------------   ------------
                                                                (Restated - Note 2)
Net income (loss).........................      $    652,000  $    128,000   $    784,000   $   (971,000)
Foreign currency translation
 adjustment...............................           (19,000)            -        (16,000)             -
                                                ------------  ------------   ------------   ------------
Comprehensive income (loss)...............      $    633,000  $    128,000   $    768,000   $   (971,000)
                                                ============  ============   ============   ============

     Components of accumulated other comprehensive loss were as follows:

                                                  JUNE 30,    DECEMBER 31,
                                                   2002          2001
                                                -----------   ------------
Cumulative translation adjustments........      $   (16,000)  $          -
                                                -----------   ------------
Accumulated other comprehensive loss......      $   (16,000)  $          -
                                                ===========   ============

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and our subsequent reports on Forms 10-Q/A and other filings that discuss our business in greater detail. All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in "Risk Factors," below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESTATEMENT OF FINANCIAL STATEMENTS

     Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions.

     As a result of the restatement, our net revenue for the three and six months ended June 30, 2002 increased by $104,000 and decreased $115,000, respectively, our gross profit decreased by $7,000 and $15,000, respectively, and our net income was decreased by $17,000 ($0.00 per fully diluted share) and $4,000 ($0.01 per fully diluted share), respectively. For the three months and six months ended June 30, 2001, our net revenue increased by $378,000 and decreased by $62,000, respectively, and our gross profit increased by $239,000 and decreased by $43,000, respectively. Our net loss of $147,000 for the three months ended June 30, 2001 changed to a net income of $128,000 (a difference of $275,000 or $0.02 per fully diluted share) and our net loss for the six months ended June 30, 2001 was increased by $52,000 ($0.00 per fully diluted share).

     The statements of operations have been restated as follows:

                                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                                      JUNE 30, 2002                  JUNE 30, 2001
                                                ---------------------------   -------------------------
                                                AS REPORTED     RESTATED      AS REPORTED    RESTATED
                                                ------------   ------------   -----------   -----------
Net sales.................................      $  7,160,000   $  7,264,000   $ 4,335,000   $ 4,713,000
Cost of sales.............................         2,818,000      2,929,000     1,734,000     1,873,000
Operating expenses........................         3,778,000      3,790,000     2,722,000     2,686,000
Income (loss) from operations.............           564,000        561,000      (121,000)      154,000
Net income (loss).........................      $    669,000   $    652,000   $  (147,000)  $   128,000
Net income (loss) per share:
   Basic..................................      $       0.03   $       0.03   $     (0.01)  $      0.01
   Diluted................................      $       0.03   $       0.03   $     (0.01)  $      0.01

                                                     SIX MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30, 2002              JUNE 30, 2001
                                                ---------------------------   -------------------------
                                                AS REPORTED      RESTATED     AS REPORTED    RESTATED
                                                ------------   ------------   -----------   -----------
Net sales.................................      $ 12,390,000   $ 12,275,000   $ 7,418,000   $ 7,356,000
Cost of sales.............................         4,927,000      4,827,000     3,088,000     3,069,000
Operating expenses........................         6,768,000      6,757,000     5,154,000     5,162,000
Income (loss) from operations.............           695,000        723,000      (824,000)     (875,000)
Net income (loss).........................      $    788,000   $    784,000   $  (920,000)  $  (971,000)
Net income (loss) per share:
   Basic..................................      $       0.04   $       0.04   $     (0.05)  $     (0.05)
   Diluted................................      $       0.04   $       0.04   $     (0.05)  $     (0.05)

     The balance sheets have been restated as follows:

                                                    JUNE 30, 2002               DECEMBER 31, 2001
                                                ---------------------------   -------------------------
                                                AS REPORTED      RESTATED     AS REPORTED    RESTATED
                                                ------------   ------------   -----------   -----------
Working capital...........................      $  2,132,000   $  1,194,000   $ 1,135,000   $   201,000
Total assets..............................         9,981,000     10,697,000     7,561,000     8,253,000
Stockholders' equity......................         3,103,000      2,165,000     1,579,000       645,000

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

     The following table sets forth certain statement of operations data expressed as a percentage of net sales:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30,            JUNE 30,
                                                ------------------   ----------------
                                                 2002        2001     2002      2001
                                                ------     -------   ------    ------
                                                         (Restated - Note 2)
Net sales....................................    100.0%      100.0%   100.0%    100.0%
Cost of sales................................     40.3        39.7     39.3      41.7
                                                ------     -------   ------    ------
Gross profit.................................     59.7        60.3     60.7      58.3
Other income.................................      0.2           -      0.3         -
Operating expenses:
   Sales and marketing.......................     35.3        38.9     37.8      47.2
   General and administrative................     11.8        10.4     10.9      13.1
   Engineering and development...............      5.1         7.7      6.4       9.8
                                                ------     -------   ------    ------
   Total operating expenses..................     52.2        57.0     55.1      70.1
                                                ------     -------   ------    ------
Income (loss) from operations................      7.7         3.3      5.9     (11.8)
Non-operating income (loss)..................      1.3        (0.5)     0.5      (1.4)
                                                ------     -------   ------    ------
Net income (loss)............................      9.0%        2.8%     6.4%    (13.2)%
                                                ======     =======   ======    ======

     Net sales for the three and six months ended June 30, 2002 increased to $7.3 million and $12.3 million from $4.7 million and $7.3 million, respectively, from the comparable periods in the prior year. Growth for both the three and six month periods was the result of increased volume of shipments of our Waterlase and LaserSmile products. Most of our sales are derived from the shipment of the Waterlase product. During the first six months of 2001, the LaserSmile product was sold as the Twilite(TM) soft tissue laser without the whitening capability, which was introduced in the third quarter of 2001. Historically, we have sold our products internationally through distributors. In the quarter ended June 30, 2002, we began making direct sales to dentists in Germany with the support of our current distributor there, as well as continuing to sell through distributor channels in Germany and elsewhere.

     Our gross profit as a percentage of net sales for the three and six month periods ended June 30, 2002 increased from 60% and 61% compared to 60% and 58% for the comparable periods of the prior year. The increase is primarily attributable to leveraging sales growth against fixed and partially fixed manufacturing costs. Increased manufacturing and design efficiencies have also contributed to the increase in gross profit by reducing the cost of materials. These efficiencies have been at least partially offset in 2002 by start-up costs for our German production and service facility and the addition of resources to manufacturing and manufacturing support in anticipation of greater production.

     Other income for the three and six months ended June 30, 2002 of $16,000 and $32,000, respectively, are related to the sale and leaseback of our manufacturing facility in San Clemente, California in March of 2001, resulting in a gain of $316,000. We are recognizing that gain for accounting purposes over the term of the lease.

     Operating expenses consist of sales and marketing expenses, general and administrative expenses and engineering and development expenses, discussed more fully below. Operating expenses for the three and six months ended June 30, 2002 were 52% and 55% of net sales, compared to 57% and 70% in the comparable periods of the prior year. Operating expenses for the three and six months ended June 30, 2002 were $3.8 million and $6.8 million, an increase of 41% and 31% from operating expenses of $2.7 million and $5.2 million in the comparable periods of the prior year primarily as a result of the growth in sales and supporting operations.

     Sales and marketing expenses for the three and six month periods ended June 30, 2002 were 35% and 38% of net sales compared to 39% and 47% for the comparable periods in the prior year. Sales and marketing expenses for the three and six month periods ended June 30, 2002 were $2.6 million and $4.6 million, an increase of 44% and 31% from $1.8 million and $3.5 million in the comparable periods in the prior year. These increases reflect expanding the scope of our nationwide seminar-marketing program for 2002, higher commission expense due to increased sales and additional sales personnel.

     General and administrative expenses for the three and six month periods ended June 30, 2002 were 12% and 11% of net sales versus 10% and 13% for the comparable periods of the prior year. General and administrative expenses for the three and six month periods ended June 30, 2002 were $858,000 and $1.3 million, an increase of 75% and 38% from $489,000 and $964,000 in the comparable periods in the prior year. Increases in the quarter compared to the second quarter of 2001 included a non-recurring entry listing fee of approximately $100,000 for the Nasdaq National Market, an increase in professional fees and other service related costs. Most of the increases in professional and service fees are expected to be either one-time expenses or are seasonal in nature. We do not believe that the level of general and administrative expenses incurred in the quarter reflect the ongoing level of costs required to support the business. However, because of the relatively low dollar level of recurring general and administrative expense, the cost of special projects can cause significant variation from period to period. Increases for the six months ended June 30, 2002 include increases in the cost of infrastructure needed to support the business plus the above-mentioned increases incurred in the second quarter offset by a reduction in the provision for uncollectible accounts of $95,000, which occurred in the first quarter of 2002.

     Engineering and development expenses for the three and six month periods ended June 30, 2002 were $369,000 and $788,000, an increase of 1% and 9% from $364,000 and $724,000 in the comparable periods in the prior year. The increase for six months is primarily related to materials and consulting fees on product development.

     In the three months ended June 30, 2002 we recognized a foreign currency translation gain of $19,000 due to foreign currency transactions primarily in European euros. In the three months ended June 30, 2003 we recognized an unrealized gain on forward contracts of $101,000 due to the increase in the fair market value of our forward exchange contract.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had $1.2 million in net working capital. Our principal source of liquidity at June 30, 2002 consisted of our cash balance of $2.6 million. Historically, we have financed the development of our products and our operations principally through the private placement of common stock and the exercise of stock options and warrants, though we have generated cash from net income in the last four quarters. For the six months ended June 30, 2002, our primary sources of cash were from net income of $784,000, and the exercise of stock options and warrants of $752,000. These sources of cash were offset by increases in accounts receivable and inventory of

$842,000, other working capital items and investments in property and equipment of $156,000. The net effect on cash of operating, investing and financing transactions for the six months ended June 30, 2002 was a decrease of $102,000. For further details see the Consolidated Statements of Cash Flows included in this Form 10-Q/A.

     Accounts receivable, net increased 23% to $2.7 million at June 30, 2002 from $2.2 million at December 31, 2001. This increase was due primarily to the higher sales volume experienced in the second quarter. Inventories, net increased 16% to $2.2 million at June 30, 2002 from $1.9 million at December 31, 2001. The increase was primarily due to increased production estimates to meet expected 2002 sales demand.

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

     In connection with the acquisition of our production facility in Germany, as discussed in Note 4 to the Unaudited Consolidated Financial Statements, BIOLASE Europe incurred a liability of $1,000,000 payable in Euros at the conversion rate of 0.8591. If we are not able to reach an agreement with a third party to pay all or part of the scheduled first installment of between $300,000 and $500,000, we will be required to make the initial installment of $150,000 (Euros 174,601) on September 30, 2003. We are required to make a payment of $500,000 (Euros 582,004) by April 1, 2003 and the balance, if any, by December 1, 2003. We are considering obtaining a long-term, secured real estate financing to refinance this debt as it matures, but we cannot assure you that such financing will be available in a timely manner, on acceptable terms or at all.

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

     We have a prior history of losses through our research and development phase and during the early commercialization of our products. It is possible that we may experience losses in the future as we attempt to grow our business or as a result of some adverse occurrence or trend. Even if we continue to achieve net income, we may not be able to increase net income on a quarterly or annual basis in the future. Our ability to achieve sustained or increased net income is, in turn, dependent on many of the other risk factors identified in this Report. If we are unable to continue or increase our net income in the future, we may not be able to successfully operate our business and our stock price may decline.

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

     As a result of our recent rapid growth our ability to accurately forecast our quarterly sales is limited. Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the factors described in the subheadings below as well as:

  . Variation in demand for our products, including variation due to seasonality;
  . Our ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;
  . Our ability to control costs. Many of our costs are relatively fixed in the short term. If we have a shortfall in sales, we may be unable to reduce our expenses quickly enough to avoid losses;
  . The size, timing, rescheduling or cancellation of significant customer orders. A significant amount of our sales in any quarter may consist of sales through a single distributor. As a result, the timing of orders by distributors may impact our quarter-to-quarter results. The loss of or a substantial reduction in orders from distributors could seriously harm our business, financial condition and results of operations.
  .  The introduction of new products by competitors;
  . The availability and reliability of components used to manufacture our products;
  . Changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;
  . The mix of our domestic and international sales, and the risks and uncertainties associated with our international business;
  . Costs associated with any future acquisitions of technologies and businesses; and
  . General global economic and political conditions, including international conflicts and acts of terrorism.

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

There are factors that my affect the market acceptance of our products, some of which are beyond our control.

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

  .  Adverse changes in tariffs;

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS:

          10.6+ Letter modification to January 29, 2002 Asset Purchase Agreement between Asclepion-Meditec AG and Registrant's subsidiary, BIOLASE Europe GmbH. (1)

          10.7+ Distribution agreement, executed June 13, 2002, between Registrant and IBC GmbH. (1)

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

          32.2 Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (2)

----------
+ Confidential treatment has been requested for certain confidential portions of these exhibits pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission.

(1) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(2) Filed herewith.

     (b)  REPORTS ON FORM 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


September 16, 2003                         BIOLASE TECHNOLOGY, INC.,
                                           (Registrant)

                                           By:   /s/ Edson J. Rood
                                              ----------------------------------
                                                 Edson J. Rood
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)