Form 10-Q/A
period 2002-09-30
BIOLASE TECHNOLOGY INC
filed 2003-09-17
CIK 811240

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

     Number of shares outstanding of the registrant's common stock, $.001 par value, as of November 4, 2002: 20,047,448.

================================================================================

                            BIOLASE TECHNOLOGY, INC.

               AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                     INDEX*

                          PART I. FINANCIAL INFORMATION

                                                                                                      Page
Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 (Restated)..........4

        Consolidated Statements of Operations for the three and nine months ended
        September 30, 2002 and September 30, 2001 (Restated)...........................................5

        Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001 (Restated)..............................................................6

        Notes to Consolidated Financial Statements.....................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.........................................................................12

        Risk Factors..................................................................................19

Item 4. Controls and Procedures.......................................................................26

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................................27

        Signatures....................................................................................28

        Certifications................................................................................29

----------
* This Form 10-Q/A amends only items identified in the Index, and no other information included in the Company's Quarterly Report on Form 10-Q is amended hereby.

                                INTRODUCTORY NOTE

        As reported in the press release in the report of BioLase Technology, Inc. (the "Company") on Form 8-K filed August 14, 2003, the Company decided to seek guidance from the Securities and Exchange Commission ("SEC") regarding the accounting effect of certain language in the Company's purchase order forms. To protect the Company's right to payment, the forms stated that title to goods transferred to the customer upon receipt of full payment. Legally, this language only provided a lien to secure payment.

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

        The purpose of this Amendment No. 1 on Form 10-Q/A is to restate the Company's consolidated financial statements as of September 30, 2002 and December 31, 2001, and for each of the three and nine months ended September 30, 2002 and 2001.

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

        The Company did not amend its annual reports on Form 10-K for years prior to 2002 because financial statements for 2001 and 2000 are contained in the amended Form 10-K/A. Similarly, the Company did not amend its Quarterly Reports on the amended Form 10-Q for the quarterly periods in 2001 because financial statements for those periods are contained in the Forms 10-Q/A the Company is filing for 2002. You should not rely on the financial statements and other financial information contained in the Company's Forms 10-K and 10-Q for periods prior to 2002. You should also not rely on any financial statements or financial information relating to the periods being restated contained in the Company's Forms 8-K that were filed before the amended Form 10-K/A.

        This Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2002             2001
                                                                         -------------    -------------
                                                                              (Restated - Note 2)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $   2,920,000    $   2,670,000
  Accounts receivable, less allowance of $173,000 and $108,000
   in 2002 and 2001, respectively ....................................       3,686,000        2,182,000
  Inventories, net of reserves of $354,000 and $232,000 in 2002 and
   2001, respectively ................................................       2,344,000        1,887,000
  Deferred charges on product shipped ................................         781,000          605,000
  Prepaid expenses and other current assets ..........................         822,000          260,000
                                                                         -------------    -------------
  Total current assets ...............................................      10,553,000        7,604,000

Property, plant and equipment, net ...................................       1,597,000          392,000
Patents and trademarks, net ..........................................          73,000           91,000
Other assets .........................................................         186,000          166,000
                                                                         -------------    -------------
  Total assets .......................................................   $  12,409,000    $   8,253,000
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit .....................................................   $   1,792,000    $   1,792,000
  Accounts payable ...................................................       1,338,000        1,656,000
  Accrued liabilities ................................................       2,791,000        1,976,000
  Customer deposits ..................................................         261,000          290,000
  Deferred revenue on product shipped ................................       2,317,000        1,626,000
  Deferred gain on sale of building, current portion .................          63,000           63,000
  Current portion of long-term debt ..................................         343,000                -
                                                                         -------------    -------------
  Total current liabilities ..........................................       8,905,000        7,403,000

Deferred gain on sale of building ....................................         158,000          205,000
Long-term debt .......................................................         800,000                -
                                                                         -------------    -------------
  Total liabilities ..................................................       9,863,000        7,608,000

Stockholders' equity:
  Preferred stock, par value $0.001, 1,000,000 shares authorized,
   no shares issued and outstanding ..................................               -                -
  Common stock, par value $0.001, 50,000,000 shares authorized;
   issued and outstanding - 20,034,000 shares in 2002 and 19,734,000
   shares in 2001 ....................................................          20,000           20,000
  Additional paid-in capital .........................................      49,224,000       48,462,000
  Accumulated other comprehensive loss ...............................         (27,000)               -
  Accumulated deficit ................................................     (46,671,000)     (47,837,000)
                                                                         -------------    -------------
  Total stockholders' equity .........................................       2,546,000          645,000
                                                                         -------------    -------------
  Total liabilities and stockholders' equity .........................   $  12,409,000    $   8,253,000
                                                                         =============    =============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                    (Restated - Note 2)             (Restated - Note 2)
                                               -----------------------------   -----------------------------
                                                   2002            2001            2002            2001
                                               -------------   -------------   -------------   -------------
Net sales ..................................   $   6,859,000   $   3,970,000   $  19,134,000   $  11,326,000
Cost of sales ..............................       2,742,000       1,594,000       7,569,000       4,663,000
                                               -------------   -------------   -------------   -------------
  Gross profit .............................       4,117,000       2,376,000      11,565,000       6,663,000
                                               -------------   -------------   -------------   -------------
Other income ...............................          15,000          32,000          47,000          32,000
                                               -------------   -------------   -------------   -------------
Operating expenses:
  Sales and marketing ......................       2,619,000       1,740,000       7,255,000       5,215,000
  General and administrative ...............         739,000         572,000       2,072,000       1,535,000
  Engineering and development ..............         360,000         340,000       1,148,000       1,064,000
                                               -------------   -------------   -------------   -------------
    Total operating expenses ...............       3,718,000       2,652,000      10,475,000       7,814,000
                                               -------------   -------------   -------------   -------------
Income (loss) from operations ..............         414,000        (244,000)      1,137,000      (1,119,000)

Gain (loss) on foreign currency
  transactions..............................          (5,000)              -          14,000               -
Gain on forward exchange contract ..........           1,000               -         102,000               -
Interest income ............................           6,000          10,000          13,000          23,000
Interest expense ...........................         (34,000)        (22,000)       (100,000)       (131,000)
                                               -------------   -------------   -------------   -------------
Net income (loss) ..........................   $     382,000   $    (256,000)  $   1,166,000   $  (1,227,000)
                                               =============   =============   =============   =============

NET INCOME (LOSS) PER SHARE:
  Basic ....................................   $        0.02   $       (0.01)  $        0.06   $       (0.06)
  Diluted ..................................   $        0.02   $       (0.01)  $        0.05   $       (0.06)

SHARES USED IN COMPUTING NET INCOME
 (LOSS) PER SHARE:
  Basic ....................................      20,033,000      19,655,000      19,878,000      19,454,000
  Diluted ..................................      21,215,000      19,655,000      21,288,000      19,454,000

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              2002            2001
                                                                         -------------    -------------
                                                                              (Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................   $   1,166,000    $  (1,227,000)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Issuance of common stock and warrants for earned services ........               -           15,000
    Depreciation and amortization ....................................         128,000          126,000
    Gain on disposal of assets .......................................         (47,000)         (27,000)
    Gain on foreign currency translation .............................        (102,000)               -
    Provision (benefit) for bad debts ................................        (220,000)         120,000
    Provision for inventory excess and obsolescence ..................          (4,000)         108,000
    Changes in assets and liabilities:
      Accounts receivable ............................................      (1,284,000)        (604,000)
      Inventory ......................................................        (453,000)        (717,000)
      Deferred charges on product shipped ............................        (176,000)        (375,000)
      Prepaid expenses and other assets ..............................        (480,000)         (95,000)
      Accounts payable and accrued expenses ..........................         497,000          634,000
      Deferred revenue on product shipped ............................         691,000          768,000
      Customer deposits ..............................................         (29,000)          25,000
                                                                         -------------    -------------
  Net cash used in operating activities ..............................        (313,000)      (1,249,000)
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment ...........................        (175,000)        (101,000)
Additions to patents and licenses ....................................               -          (10,000)
Proceeds from the sale of property, plant and equipment ..............               -        2,261,000
                                                                         -------------    -------------
  Net cash (used in) provided by investing activities ................        (175,000)       2,150,000
                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable ....................................               -       (1,195,000)
Proceeds from exercise of stock options and warrants .................         762,000          692,000
                                                                         -------------    -------------
  Net cash provided by (used in) financing activities ................         762,000         (503,000)
                                                                         -------------    -------------
Effect of exchange rate changes on cash ..............................         (24,000)               -

Increase in cash and cash equivalents ................................         250,000          398,000
Cash and cash equivalents at beginning of period .....................       2,670,000        2,002,000
                                                                         -------------    -------------
Cash and cash equivalents at end of period ...........................   $   2,920,000    $   2,400,000
                                                                         =============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest .............................   $      37,000    $     111,000
                                                                         =============    =============
Cash paid during the period for taxes ................................   $       2,000    $           -
                                                                         =============    =============
NON-CASH FINANCING ACTIVITIES:
Debt incurred in connection with acquisition of production facility ..   $   1,000,000    $           -
                                                                         =============    =============

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

        Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of September 30, 2002 and December 31, 2001 and the three and nine month periods ended September 30, 2002 and 2001 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions. In addition, there was an error in our diluted net income per share for the nine months ended September 30, 2002 that resulted in a reduction of $0.01.

        As a result of the restatement, our net revenue for the three and nine months ended September 30, 2002 decreased by $455,000 and $570,000, respectively, our gross profit decreased by $435,000 and $450,000, respectively, and our net income decreased by $390,000 ($0.02 per fully diluted share) and $394,000 ($0.01 per fully diluted share), respectively. For the three months and nine months ended September 30, 2001, our net revenue decreased by $706,000 and $768,000, respectively, and our gross profit decreased by $429,000 and $472,000, respectively. Our net income of $102,000 for the three months ended September 30, 2001 was converted to net loss of $256,000 (a difference of $358,000 or $0.02 per fully diluted share) and our net loss for the nine months ended September 30, 2001 increased by $409,000 ($0.02 per fully diluted share).

        The statements of operations have been restated as follows:

                                                     THREE MONTHS ENDED              THREE MONTHS ENDED
                                                     SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                               -----------------------------   -----------------------------
                                                AS REPORTED      RESTATED       AS REPORTED      RESTATED
                                               -------------   -------------   -------------   -------------
Net sales ..................................   $   7,314,000   $   6,859,000   $   4,676,000   $   3,970,000
Cost of sales ..............................       2,762,000       2,742,000       1,871,000       1,594,000
Operating expenses .........................       3,763,000       3,718,000       2,723,000       2,652,000
Income (loss) from operations ..............         789,000         414,000          82,000        (244,000)
Net income (loss) ..........................   $     772,000   $     382,000   $     102,000   $    (256,000)
Net income (loss) per share:
  Basic ....................................   $        0.04   $        0.02   $        0.01   $       (0.01)
  Diluted ..................................   $        0.04   $        0.02   $        0.01   $       (0.01)

                                                     NINE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                               -----------------------------   -----------------------------
                                                AS REPORTED      RESTATED       AS REPORTED      RESTATED
                                               -------------   -------------   -------------   -------------
Net sales ..................................   $  19,704,000   $  19,134,000   $  12,094,000   $  11,326,000
Cost of sales ..............................       7,689,000       7,569,000       4,959,000       4,663,000
Operating expenses .........................      10,531,000      10,475,000       7,877,000       7,814,000
Income (loss) from operations ..............       1,484,000       1,137,000        (742,000)     (1,119,000)
Net income (loss) ..........................   $   1,560,000   $   1,166,000   $    (818,000)  $  (1,227,000)
Net income (loss) per share:
  Basic ....................................   $        0.08   $        0.06   $       (0.04)  $       (0.06)
  Diluted ..................................   $        0.07   $        0.05   $       (0.04)  $       (0.06)

The balance sheets have been restated as follows:

                                                     SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                               -----------------------------   -----------------------------
                                                AS REPORTED      RESTATED       AS REPORTED      RESTATED
                                               -------------   -------------   -------------   -------------
Working capital ............................   $   2,976,000   $   1,648,000   $   1,135,000   $     201,000
Total assets ...............................      11,420,000      12,409,000       7,561,000       8,253,000
Stockholders' equity .......................       3,874,000       2,546,000       1,579,000         645,000

NOTE 3 - SUPPLEMENTARY BALANCE SHEET INFORMATION

                                               SEPTEMBER 30,   DECEMBER 31,
INVENTORIES:                                       2002            2001
--------------------------------------------   -------------   -------------
Materials...................................   $   1,282,000   $   1,020,000
Work-in-process.............................         601,000         656,000
Finished goods..............................         461,000         211,000
                                               -------------   -------------
Inventories.................................   $   2,344,000   $   1,887,000
                                               =============   =============

                                               SEPTEMBER 30,   DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT, NET:                2002            2001
--------------------------------------------   -------------   -------------
Land........................................   $     305,000   $           -
Building....................................         837,000               -
Leasehold improvements......................          87,000          54,000
Equipment and computers.....................         605,000         448,000
Furniture and fixtures......................         218,000         202,000
                                               -------------   -------------
   Total....................................       2,052,000         704,000
Less accumulated depreciation...............        (455,000)       (312,000)
                                               -------------   -------------
Property, plant and equipment, net..........   $   1,597,000   $     392,000
                                               =============   =============

                                               SEPTEMBER 30,   DECEMBER 31,
PATENTS AND TRADEMARKS, NET:                       2002            2001
--------------------------------------------   -------------   -------------
Patents.....................................   $     112,000   $     112,000
Trademarks..................................          69,000          69,000
                                               -------------   -------------
   Total....................................         181,000         181,000
Less accumulated amortization...............        (108,000)        (90,000)
                                               -------------   -------------
Patents and trademarks, net.................   $      73,000   $      91,000
                                               =============   =============

                                               SEPTEMBER 30,   DECEMBER 31,
ACCRUED LIABILITIES:                               2002            2001
--------------------------------------------   -------------   -------------
Payroll and benefits........................   $     779,000   $     652,000
Warranty expense............................         656,000         561,000
Other.......................................       1,356,000         763,000
                                               -------------   -------------
Accrued liabilities.........................   $   2,791,000   $   1,976,000
                                               =============   =============

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

        We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases as of September 30, 2002 for each of the years ending December 31 are as follows:

              Remainder of 2002....................       $   68,000
              2003.................................          270,000
              2004.................................          261,000
              2005.................................          249,000
              2006.................................           61,000
                                                          ----------
              Total................................       $  909,000
                                                          ==========

        On October 31, 2002, the Company filed a lawsuit in the U.S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. ("AMT"). In the lawsuit, the Company alleges that AMT is infringing certain patents owned by the Company, which relate to the use of laser technology in the medical and dental fields. The Company's claims arise out of AMT's offer to sell and sale in the United States of a dental device that uses laser technology. In the lawsuit, the Company is seeking an award of monetary damages and injunctive relief against AMT. While the Company believes that the case is meritorious, there is no assurance that the Company will achieve a favorable outcome.

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

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               -----------------------------   -----------------------------
                                                    2002           2001            2002            2001
                                               -------------   -------------   -------------   -------------
                                                                       (Restated - Note 2)
Net income (loss) ..........................   $     382,000   $    (256,000)  $   1,166,000   $  (1,227,000)
                                               =============   =============   =============   =============
Weighted average shares outstanding -
 basic .....................................      20,033,000      19,655,000      19,878,000      19,454,000
Dilutive effect of stock options and
 warrants ..................................       1,182,000               -       1,410,000               -
                                               -------------   -------------   -------------   -------------
Weighted average shares outstanding -
 diluted ...................................      21,215,000      19,655,000      21,288,000      19,454,000
                                               =============   =============   =============   =============

NOTE 8 - STOCKHOLDERS' EQUITY

        Components of comprehensive income (loss) were as follows:

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2002            2001            2002            2001
                                               -------------   -------------   -------------   -------------
                                                                       (Restated - Note 2)
Net income (loss) ..........................   $     382,000   $    (256,000)  $   1,166,000   $  (1,227,000)
Foreign currency translation adjustment ....         (11,000)              -         (27,000)              -
                                               -------------   -------------   -------------   -------------
Comprehensive income (loss) ................   $     371,000   $    (256,000)  $   1,139,000   $  (1,227,000)
                                               =============   =============   =============   =============

        Components of accumulated other comprehensive loss were as follows:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2002             2001
                                               -------------    -------------
Cumulative translation adjustments..........   $     (27,000)   $           -
                                               -------------    -------------
Accumulated other comprehensive loss........   $     (27,000)   $           -
                                               =============    =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the year ended December 31, 2002, and our subsequent reports on Forms 10-Q/A and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in "Risk Factors," below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESTATEMENT OF FINANCIAL STATEMENTS

        Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of September 30, 2002 and December 31, 2001 and the three and nine month periods ended September 30, 2002 and 2001 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions. In addition, there was an error in our diluted net income per share for the nine months ended September 30, 2002 that resulted in a reduction of $0.01.

        As a result of the restatement, our net revenue for the three and nine months ended September 30, 2002 decreased by $455,000 and $570,000, respectively, our gross profit decreased by $435,000 and $450,000, respectively, and our net income decreased by $390,000 ($0.02 per fully diluted share) and $394,000 ($0.01 per fully diluted share), respectively. For the three months and nine months ended September 30, 2001, our net revenue decreased by $706,000 and $768,000, respectively, and our gross profit decreased by $429,000 and $472,000, respectively. Our net income of $102,000 for the three months ended September 30, 2001 was converted to net loss of $256,000 (a difference of $358,000 or $0.02 per fully diluted share) and our net loss for the nine months ended September 30, 2001 increased by $409,000 ($0.02 per fully diluted share).

        The statements of operations have been restated as follows:

                                                     THREE MONTHS ENDED             THREE MONTHS ENDED
                                                     SEPTEMBER 30, 2002             SEPTEMBER 30, 2001
                                               -----------------------------   -----------------------------
                                                AS REPORTED      RESTATED       AS REPORTED      RESTATED
                                               -------------   -------------   -------------   -------------
Net sales ..................................   $   7,314,000   $   6,859,000   $   4,676,000   $   3,970,000
Cost of sales ..............................       2,762,000       2,742,000       1,871,000       1,594,000
Operating expenses .........................       3,763,000       3,718,000       2,723,000       2,652,000
Income (loss) from operations ..............         789,000         414,000          82,000        (244,000)
Net income (loss) ..........................   $     772,000   $     382,000   $     102,000   $    (256,000)
Net income (loss) per share:
  Basic ....................................   $        0.04   $        0.02   $        0.01   $       (0.01)
  Diluted ..................................   $        0.04   $        0.02   $        0.01   $       (0.01)

                                                     NINE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                               -----------------------------   -----------------------------
                                                AS REPORTED      RESTATED       AS REPORTED      RESTATED
                                               -------------   -------------   -------------   -------------
Net sales ..................................   $  19,704,000   $  19,134,000   $  12,094,000   $  11,326,000
Cost of sales ..............................       7,689,000       7,569,000       4,959,000       4,663,000
Operating expenses .........................      10,531,000      10,475,000       7,877,000       7,814,000
Income (loss) from operations ..............       1,484,000       1,137,000         742,000      (1,119,000)
Net income (loss) ..........................   $   1,560,000   $   1,166,000   $    (818,000)  $  (1,227,000)
Net income (loss) per share:
  Basic ....................................   $        0.08   $        0.06   $       (0.04)  $       (0.06)
  Diluted ..................................   $        0.07   $        0.05   $       (0.04)  $       (0.06)

The balance sheets have been restated as follows:

                                                     SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                               -----------------------------   -----------------------------
                                                AS REPORTED      RESTATED       AS REPORTED      RESTATED
                                               -------------   -------------   -------------   -------------
Working capital ............................   $   2,976,000   $   1,648,000   $   1,135,000   $     201,000
Total assets ...............................      11,420,000      12,409,000       7,561,000       8,253,000
Stockholders' equity .......................       3,874,000       2,546,000       1,579,000         645,000

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

        The following table sets forth certain statement of operations data expressed as a percentage of net sales:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               -----------------------------   -----------------------------
                                                   2002            2001             2002           2001
                                               -------------   -------------   -------------   -------------
                                                                     (Restated - Note 2)
Net sales ..................................           100.0%          100.0%          100.0%          100.0%
Cost of sales ..............................            40.0            40.2            39.6            41.2
                                               -------------   -------------   -------------   -------------
Gross profit ...............................            60.0            59.8            60.4            58.8
                                               -------------   -------------   -------------   -------------
Other income ...............................             0.2             0.8             0.2             0.3
                                               -------------   -------------   -------------   -------------
Operating expenses:
  Sales and marketing ......................            38.2            43.8            37.9            46.0
  General and administrative ...............            10.8            14.4            10.8            13.6
  Engineering and development ..............             5.2             8.6             6.0             9.4
                                               -------------   -------------   -------------   -------------
  Total operating expenses .................            54.2            66.8            54.7            69.0
                                               -------------   -------------   -------------   -------------
Income (loss) from operations ..............             6.0            (6.2)            5.9            (9.9)
Non-operating income (loss) ................            (0.5)           (0.3)            0.2            (1.0)
                                               -------------   -------------   -------------   -------------
Net income (loss) ..........................             5.5%           (6.5)%           6.1%          (10.9)%
                                               =============   =============   =============   =============

        Comparing the results of operations between the current year and the corresponding periods in the prior year, the most significant change affecting operating results is the increase in sales. Third quarter 2002 sales increased 73% over third quarter 2001 and nine month 2002 sales have increased 69% over nine month 2001 sales.

        Net Sales. Net sales for the three months ended September 30, 2002 were $6.9 million, an increase of $2.9 million as compared with net sales of $4.0 million for the three months ended September 30, 2001. Net sales for the nine months ended September 30, 2002 were $19.1 million, an increase of $7.8 million as compared with net sales of $11.3 million for the nine months ended September 30, 2001. The increase in both the three and nine month periods was resulted from increased number of units sold of our Waterlase and LaserSmile systems. Average selling price for these products in the periods being compared has not varied significantly.

        International sales increased in the third quarter of 2002 to 26% of total sales compared to 19% in the same period last year. Year-to-date international sales have increased to 20% of total sales from 18% in the same period last year. Most of our international sales are made through distributors. In the three months ended June 30, 2002, we began making direct sales to dentists in Germany with the support of our current distributor there, as well as continuing to sell through distributor channels in Germany and elsewhere. In connection with increased credit uncertainty related to these direct sales, we have increased our allowance on accounts receivable from $100,000 at June 30, 2002 to $173,000 at September 30, 2002.

        Gross Profit. Gross profit for the three months ended September 30, 2002 was $4.1 million or 60% of net sales, an increase of $1.7 million or 73% from gross profit of $2.4 million or 60% of net sales for the three months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 was $11.6 million or 60% of net sales, an increase of $4.9 million or 74% from gross profit of $6.7 million or 59% of net sales for the nine months ended September 30, 2001. The increase in gross profit is primarily attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. To a lesser extent, the increase in gross profit is also due to increased manufacturing efficiencies and design changes, which have reduced the cost of materials. These efficiencies and cost savings have been partially offset by the start-up costs for our German production and service facility and the addition of production resources to support anticipated sales growth.

        Other Income. Other income was due to the gain on sale of assets for the three and nine months ended September 30, 2002 of $15,000 and $47,000, respectively, related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001. This sale resulted in a gain of $316,000, which will be recognized over the remaining term of the lease expiring in 2006.

        Operating Expenses. Operating expenses for the three and nine months ended September 30, 2002 were 54% and 55% of net sales, compared to 67% and 69% in the comparable periods of the prior year. Approximately 80% of the increase in operating expenses for the three and nine months ended September 30, 2002 are sales and marketing costs that have been incurred to generate the increase in net sales.

        Sales and marketing expenses generally includes salaries and commissions for our direct sales force, advertising costs and expenses related to trade shows, conventions and seminars. Sales and marketing expense for the three months ended September 30, 2002 was $2.6 million or 38% of net sales, an increase of $879,000 or 50%, as compared with sales and marketing expense for the three months ended September 30, 2001 of $1.7 million or 44% of net sales. Sales and marketing expense for the nine months ended September 30, 2002 was $7.3 million or 38% of net sales, an increase of $2.0 million or 39%, as compared with sales and marketing expense for the nine months ended September 30, 2001 of $5.2 million or 46% of net sales. The increase in absolute dollars was primarily due to higher commission expense related to the increased sales and additional sales personnel in the United States, and to a lesser extent, the expansion of the scope of our nationwide seminar marketing program in 2002.

        General and administrative expenses generally include the salaries of administrative personnel as well as professional and regulatory fees. General and administrative expense for the three months ended September 30, 2002 was $739,000 or 11% of net sales, an increase of $167,000 or 29%, as compared with general and administrative expense for the three months ended September 30, 2001 of $572,000 or 14% of net sales. General and administrative expense for the nine months ended September 30, 2002 was $2.1 million or 11% of net sales, an increase of $537,000 or 35%, as compared with general and administrative expense for the nine months ended September 30, 2001 of $1.5 million or 14% of net sales. The increase in absolute dollars for both the three and nine months was principally due to cumulative increases in the infrastructure needed to support the growth of our business including increases in the cost of regulatory compliance, administrative costs associated with the operations of BIOLASE Europe and increases in the allocated costs of insurance.

        Engineering and development expenses generally include engineering personnel salaries, prototype supplies and contract services. Engineering and development expense for the three months ended September 30, 2002 was $360,000 or 5% of net sales, a slight increase of $20,000 or 6%, as compared with engineering and development expense for the three months ended September 30, 2001 of $340,000 or 9% of net sales. Engineering and development expense for the nine months ended September 30, 2002 was $1.1 million or 6% of net sales, an increase of $84,000 or 8%, as compared with engineering and development expense for the nine months ended September 30, 2001 of $1.1 million or 9% of net sales. The increase in absolute dollars for the nine months ended September 30, 2002 is prototype material costs and consulting fees related to product development. The change in research and development expense as a percent of net sales reflects the larger sales base and normal fluctuations in the scope of current research and development projects.

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

        Interest Income/Interest Expense. Interest income primarily relates to interest earned on our cash balances, and interest expense primarily relates to interest expense on our line of credit and our prior mortgage on the San Clemente facility. Interest income for the three and nine months ended September 30, 2002 was $6,000 and $13,000, a decrease of 40% and 44% from interest income of $10,000 and $23,000 in the comparable periods of the prior year, due principally to lower interest rates in 2002. Interest expense increased $12,000 or 55% from $22,000 to $34,000 for the three months ended September 30, 2002 compared to the same period last year as the result of the amortization of loan guarantee fees to interest expense over the renewal term of our line of credit in 2002. Interest expense decreased by $31,000 or 24% from to $100,000 for the nine months ended September 30, 2002, which reflects the repayment of the mortgage on our San Clemente facility upon its sale in March 2001 as well as lower interest rates on our line of credit in 2002

        Provision for Income Tax. No provision for income tax was recognized for the three and nine-month periods ended September 30, 2002 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the three and nine-month periods ended September 30, 2001 as there was no assurance that the benefit of the net operating loss carry forwards would be realized. As of December 31, 2001, we had net operating loss carry forwards for federal and state purposes of approximately $37.8 million and $6.4 million, respectively, which began expiring in 2001.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, we had $1.6 million in net working capital as compared to $201,000 at December 31, 2001. Our principal source of liquidity at September 30, 2002 consisted of our cash balance of $2.9 million. Historically, we have financed the development of our products and our operations principally through the private placement of common stock and the exercise of stock options and warrants, though we have generated cash from net income excluding the effects of changes in working capital, in each of the last five quarters. For the nine months ended September 30, 2002, from December 1, 2002 to June 30, 2003 our primary sources of cash were from net income of $1.3 million, and the exercise of stock options and warrants of $762,000. These sources of cash were offset by increases in accounts receivable and inventory of $1.9 million, other working capital items and investments in property and equipment of $335,000. The net effect on cash of operating, investing and financing transactions for the nine months ended September 30, 2002 was an increase of $250,000. For further details see the Consolidated Statements of Cash Flows included in this Form 10-Q/A.

        Accounts receivable, net increased 69% to $3.7 million at September 30, 2002 from $2.2 million at December 31, 2001. This increase was primarily due to the higher sales volume experienced in the third quarter of 2002. Inventories, net increased 24% to $2.3 million at September 30, 2002 from $1.9 million at December 31, 2001. This increase was primarily due to increased production estimates to meet expected 2002 sales demand.

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

    . longer collection periods and difficulties in collecting receivables from foreign entities;

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

    .   difficulties in staffing and managing international operations; and

    . potentially adverse tax consequences and the complexities of foreign value added tax systems.

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

ITEM 4. CONTROLS AND PROCEDURES.

        (a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of a date within 90 days of the initial filing date of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q/A was being prepared.

        (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in September 2003, we were notified by our independent accountants that there exists a material weakness with respect to our internal controls surrounding our evaluation of the terms and conditions of our arrangements with our customers to determine the appropriate timing of revenue recognition. We have since modified and standardized our purchase order forms to conform to the revenue recognition criteria in SAB 101 and we are implementing controls over future modifications to our purchase order forms.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     EXHIBITS

        31.1* Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

        31.2* Certification of Edson J. Rood Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

        32.1* Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2* Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)     REPORTS ON FORM 8-K

                None.

----------
*       Filed herewith

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