Form 10-K/A
period 2002-12-31
BIOLASE TECHNOLOGY INC
filed 2003-09-17
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

[Cover page 1 of 2 pages]

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

As of June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $102,142,534, based on the closing price per share of $5.79 for the Registrant’s common stock as reported on the Nasdaq National Market on such date multiplied by 20,027,948 shares of the Registrant’s common stock which were outstanding and held by non-affiliates on such date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of August 31, 2003, there were 21,539,571 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of the Registrant’s Annual Report on Form 10-K for December 31, 2002, was incorporated therein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 27, 2003.

[Cover page 2 of 2 pages]

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS*

* This Form 10-K/A amends only items identified in the Table of Contents, and no other information included in the Company’s Annual Report on Form 10-K is amended hereby. Information previously required under Item 14 of the Company’s Annual Report on Form 10-K is set forth under Item 9A of this Form 10-K/A, pursuant to new rules adopted after the original filing of the Form 10-K.

INTRODUCTORY NOTE

As reported in the press release in the report of BioLase Technology, Inc. (the “Company”) on Form 8-K filed August 14, 2003, the Company decided to seek guidance from the Securities and Exchange Commission (“SEC”) regarding the accounting effect of certain language in the Company’s purchase order forms. To protect the Company’s right to payment, the forms stated that title to goods transferred to the customer upon receipt of full payment. Legally, this language only provided the Company a lien to secure payment.

One of the revenue recognition criteria of Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer. Historically, the Company recognized revenue when it received a purchase order, goods were shipped and the other criteria for revenue recognition were met. As reported in the press release in the Company’s report on Form 8-K filed August 29, 2003, the Company is amending previously filed financial statements for all periods subsequent to the effective date of SAB 101 to recognize revenue with respect to domestic customers upon receipt of full payment. It was determined that under an interpretation of SAB 101 the language in the Company’s purchase order regarding title prevents revenue from being recognized until full payment is received. In addition, the Company is amending its previously filed financial statements to recognize revenue with respect to direct European customers upon installation of the equipment, which is when the customer is obligated to pay, and not upon shipment.

The purpose of this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report is to:

(i)	restate the Company’s consolidated financial statements as of December 31, 2002 and 2001, and for each of the three years ended December 31, 2002; and

(ii)	modify certain disclosures in response to comments from the SEC in connection with the Company’s registration statement on Form S-3 filed on June 19, 2003 for the Company’s proposed stock offering.

In addition to this report on Form 10-K/A, the Company is filing amended Quarterly Reports on Form 10-Q/A to restate the Company’s financial statements for the periods ended March 31, 2002 through March 31, 2003. The Company is also filing its Quarterly Report on Form 10-Q for the period ended June 30, 2003, which was delayed while the Company sought SEC guidance on the revenue recognition issue. The Company will also file an amendment to its Current Report on Form 8-K/A relating to its acquisition of the American Dental Laser product line of American Medical Technologies, which was initially filed on June 4, 2003, and subsequently amended on June 23, 2003 and August 1, 2003.

The Company did not amend its annual reports on Form 10-K for years prior to 2002 because financial statements for 2001 and 2000 are contained in this Form 10-K/A. Similarly, the Company did not amend its Quarterly Reports on Form 10-Q for the quarterly periods in 2001 because financial statements for those periods are contained in the Forms 10-Q/A the Company is filing for 2002. You should not rely on the financial statements and other financial information contained in the Company’s Forms 10-K and 10-Q for periods prior to 2002. You should also not rely on any financial statements or financial information contained in the Company’s Forms 8-K that were filed before this Form 10-K/A.

Except where this report indicates that information is as of December 31, 2002 or another specific date, the information in this Form 10-K/A speaks as of the filing date of this Form 10-K/A. This report should be read in conjunction with Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as well as the Company’s subsequent filings.

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

PART 1

Item 1.	Business

We design, manufacture and market proprietary dental laser systems that allow dentists, oral surgeons and other specialists to perform a broad range of common dental procedures, including cosmetic applications. Our systems provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills and other dental instruments. We have clearance from the U.S. Food and Drug Administration to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets.

Our primary product, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments. We refer to our patented interaction of water with laser as YSGG Laser Hydrokinetics. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase, which contains the elements erbium, chromium, yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. Hydrokinetics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser Hydrokinetics, the Waterlase system can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue. The Waterlase is the best selling dental laser system and we estimate it currently accounts for a majority of all dental lasers sold worldwide.

We also offer the LaserSmile system, which uses a laser to perform soft tissue and cosmetic procedures, including tooth whitening. The LaserSmile serves the growing markets for cosmetic and hygiene procedures. In May 2003, we acquired the American Dental Laser product line of American Medical Technologies, Inc., including the Diolase and Pulsemaster systems, which can be used for common soft tissue procedures. The Diolase and Pulsemaster, together with our Waterlase and LaserSmile systems, offer practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and disposables for our laser systems, such as handpieces, laser tips and tooth whitening gel.

We believe there is a large market for our products in the United States and abroad. According to the American Dental Association, there are over 160,000 practicing dentists in the United States. According to the World Federation of Dentistry, an international dental organization, there are at least 700,000 dentists worldwide, and we believe that a substantial percentage of them practice in major international markets outside the United States. The use of lasers in dentistry is growing. However, we believe only a small percentage of dentists currently use laser systems, and that there is a significant opportunity to increase sales of our products worldwide.

Our goal is to establish our laser systems as essential tools in dentistry and to continue our leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our laser systems, particularly our Waterlase system. In 2002, we founded the World Clinical Laser Institute, an association that includes prominent dental industry leaders, to formalize our efforts to educate and train dentists and oral surgeons in laser dentistry. We participate in numerous other symposia and dental industry events to stimulate demand for our products. We have also developed numerous relationships with dental schools, research facilities and dental institutions, in the United States and abroad, which use our products for education and training. More than 20 institutions use our products, including St. Barnabas Hospital and the dental schools of Columbia University, Loma Linda University, Tufts University, University of Barcelona and University of Vienna. We believe this will expand awareness of our products among new generations of dental professionals.

Company Background and Recent Events

From inception in 1987 until 1998, we were engaged primarily in the research and development of the use of water and laser technology. Our company was originally formed as Societe Endo Technic, SA, or SET, in 1984 in Marseilles, France, to develop and market various endodontic and laser products developed by Dr. Guy Levy, then chairman of the Endodontics Department at the University of Marseilles. In 1987, SET was moved to the United States and was merged with a public holding company, Pamplona Capital Corp. In 1994, we changed our name to BioLase Technology, Inc. Through the end of fiscal 2000, we were financed by approximately $42 million in stockholder investments through a series of private placements of stock and the exercise of warrants and stock options.

Since 1998, our objective has been to become the leading designer, manufacturer and marketer of laser systems for the dental industry. We have focused our efforts on receiving governmental clearances with the U.S. Food and Drug Administration as well as furthering the commercial success and viability of our water and laser technology via our direct sales campaign initiatives and intellectual property advancements. In 1998, we began the commercialization of our systems based on water and laser technology.

The selective pursuit of acquisitions represents an important component of our business strategy. We focus primarily on those candidates that will enable us to consolidate positions of leadership in our existing markets, further develop our portfolio of intellectual property, expand our strategic partnerships with leading companies and increase our capability and capacity to derive value for our customers and stockholders.

In December 2001, we formed BIOLASE Europe, GmbH, a wholly owned subsidiary based in Germany. In February 2002, BIOLASE Europe acquired a laser manufacturing facility in Germany and commenced manufacturing operations at that location. This acquisition has enabled us to initiate an expansion of our sales in Europe and neighboring regions. We purchased the facility for cash consideration of approximately Euros 1.2 million payable in installments through 2003, subject to reduction if we were unable to conclude a patent license arrangement with the seller and another company. We did not conclude that arrangement and the consideration was reduced in September 2003 to Euros 989,000 per the agreement. We are in discussions with the seller regarding a further reduction based on our belief that the seller failed to fulfill its responsibilities under the purchase agreement.

On May 21, 2003, we acquired the American Dental Laser product line and other dental laser assets of American Medical Technologies, Inc., or AMT, for approximately $5.8 million, consisting of $1.8 million in cash, 307,500 shares of our common stock and $134,000 in costs directly attributable to the acquisition. As a part of the purchase transaction, we and AMT agreed to dismiss with prejudice the lawsuit we had filed in October 2002 against AMT which alleged infringement of certain of our patents. In the dismissal, AMT acknowledged that it had infringed our intellectual property rights as identified in our complaint and recognized that the patents we had asserted in the legal action are valid and enforceable. The acquired assets included dental laser patents, customer lists, brand names and other intellectual property as well as laser systems, including the Diolase and Pulsemaster systems. The purchase price will be allocated to the assets based on their fair value. We intend to sell the Diolase and Pulsemaster systems both domestically and internationally under the American Dental Laser brand name, commencing in the second half of 2003. We expect sales of the new systems to begin in the second half of 2003.

Products

We have two principal product lines. Our BioLase product line includes the Waterlase and LaserSmile systems, which we developed through our own research and development. In May 2003, we acquired the American Dental Laser product line, which includes the Diolase and Pulsemaster systems.

We currently sell our products in over 20 countries. All of our laser systems have been cleared by the U.S. Food and Drug Administration for the applications listed below, which enables us to market the systems in the United States. Our systems have the CE Mark and may be sold in the European Union. Additionally, we have approval to sell our Waterlase system in Canada, Australia, New Zealand and other Pacific Rim countries.

PRODUCT	SELECTED APPLICATIONS	TECHNOLOGY

BioLase Product Line

Waterlase System

Hard Tissue: Cavity preparation, caries removal, roughening or etching, root canal and other hard tissue surgical applications.

Bone: Cutting, shaping, contouring, resection, crown lengthening (restorative), apicoectomy or amputation of root end, and other oral osseous or bone procedures.

Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal, hemostasis, aphthous oral ulcers, operculectomy and other soft tissue surgical applications.

Cosmetic: Gingivectomy, gingivoplasty and crown lengthening.

Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

LaserSmile System	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, gingivoplasty and other soft tissue surgical applications. Cosmetic: Gingivectomy, gingivoplasty and tooth whitening.	Semiconductor Diode Laser

American Dental Laser Product Line

Diolase System	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing and other soft tissue surgical applications. Cosmetic: Gingivectomy and gingivoplasty.	Semiconductor Diode Laser

Pulsemaster System	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, gingivectomy, gingivoplasty and other soft tissue surgical applications. Cosmetic: Gingivectomy and gingivoplasty.	Neodymium: Yttrium, Aluminum, Garnet (Nd:YAG), Crystal Laser

BioLase Product Line

The following are the two laser systems developed by our in-house team of engineers.

Waterlase System. The Waterlase laser uses an Er, Cr: YSGG crystal, which produces a unique wavelength optimized for dental applications. Using YSGG Laser Hydrokinetics, the Waterlase enables highly controlled cutting of bone and tooth with minimal to no damage to surrounding tissue, resulting in less trauma and pain than is achieved with dental drills or other dental instruments. The Waterlase can cut teeth or bone in narrow spaces with limited access for conventional instruments. By reducing or eliminating the water spray level, the Waterlase can also be used to perform a number of soft tissue procedures. Our Waterlase cuts soft tissue efficiently and provides effective coagulation in many types of soft tissue procedures. The approximate list price of the Waterlase system is $50,000.

LaserSmile System. The LaserSmile system uses a semiconductor diode laser primarily for use in soft tissue and cosmetic procedures, particularly tooth whitening. For tooth whitening, the LaserSmile is used with our proprietary gel to whiten teeth faster than competitive non-laser whitening systems. In addition, the high power of the LaserSmile makes it particularly effective in soft tissue procedures where deeper penetration and faster coagulation is desired. The approximate list price of the LaserSmile system is $23,000.

American Dental Laser Product Line

In May 2003, we acquired the American Dental Laser product line, including the Diolase and Pulsemaster systems. We believe that the Diolase system complements our Waterlase and LaserSmile systems and will enable us to increase market penetration by offering a broad line of laser systems with a range of features and price points.

Diolase System. Our recently acquired Diolase system uses a semiconductor diode laser for a range of dental soft tissue, cosmetic and hygiene procedures. The Diolase has simpler features than our other systems, and is positioned as an entry level laser system. The approximate list price of the Diolase system is $14,000.

Pulsemaster System. Our recently acquired Pulsemaster system uses the popular Nd:YAG crystal that is broadly accepted for a variety of soft tissue procedures. The Pulsemaster system is well established and has been adopted by many dental practitioners, especially for periodontal procedures. The Pulsemaster system performs many of the same functions as our existing LaserSmile system. As a result, we plan to make the Pulsemaster available only in limited quantities, on a made-for-order basis, to dental practitioners who express a strong preference for that system. The approximate list price of the Pulsemaster system is $27,500.

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase system uses disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers, handpieces, tooth whitening gel and aftercare products for our LaserSmile system. In connection with our acquisition of the American Dental Laser product line, we acquired a complete line of accessories for the Diolase and Pulsemaster systems, as well as other accessories marketed under the American Dental Laser brand name.

Warranties and Insurance

Our laser systems sold to end-users and distributors are covered by a one-year and fourteen-month warranty, respectively, against defects in material and workmanship. Our warranty covers parts and service for direct sales and parts only for distributor sales with additional coverage on certain components for up to two years. We sell service contracts that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. In addition, we maintain product liability insurance with respect to our products with a general coverage limit of $12 million in the aggregate. Since commencing the sale of our systems, no product liability claims have been initiated against us.

Manufacturing

We manufacture, assemble and test our products at manufacturing facilities located in San Clemente, California, and Floss, Germany. We acquired our German manufacturing facility in 2002. We manufacture and install our systems and provide maintenance services for products sold in Europe and other international markets through our German operations. Sales of products manufactured at our German facility accounted for 9% of our revenue in 2002.

We use an integrated approach to manufacturing, including the assembly of laser heads, electronics and cabinetry, which allows us to maintain high quality and control cost. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We have no written supply contracts with our key suppliers. Three key components used in our Waterlase system, which accounted for approximately 77% of our revenue in 2002, are each supplied by a separate single-source supplier. The Waterlase hand pieces are made by a leading European supplier of precision hand tools, and the laser crystal and fiber components are each made by a separate supplier. We have not experienced material delays from the suppliers of these three key components, and we have identified and tested alternative suppliers for each of these components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales as we sought to replace the supplier, which we estimate could take up to three months.

Our manufacturing facilities are ISO 9001 certified. ISO 9001 certification provides guidelines for quality of company systems associated with the design, manufacturing, installation and servicing of company products. In addition, both the U.S. and German facilities are registered with the U.S. Food and Drug Administration and are compliant with the FDA’s Good Manufacturing Practice guidelines.

Marketing and Sales

Marketing

We currently market our laser systems in the United States, Canada, Australia and various countries throughout Europe and the Pacific Rim. Our marketing efforts are focused on increasing brand and specific product awareness among dental practitioners. We recently began efforts to increase awareness of the benefits of our products by marketing directly to patients.

Dental Practitioners. We currently market our laser systems directly to dental practitioners through regional, national and international trade shows and seminars. We also use brochures, direct mailers, press releases, posters and other promotional materials, as well as print and electronic media news coverage. In 2002, we founded the World Clinical Laser Institute to formalize our efforts to educate and train dental practitioners in laser dentistry. The Institute conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers and academicians, including two or three day seminars and training sessions involving in-depth discussions on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools and clinical laboratories, which use our products in training and demonstrations. We believe these relationships will increase awareness of our products.

Patients. We recently began to market the benefits of our laser systems directly to patients through marketing and advertising programs, including print media and radio spots, sponsored jointly by dental practitioners and us in selected markets that we feel have strong growth potential. We believe that making patients aware of our laser systems and their benefits will increase demand for our products.

Sales

We currently sell our products primarily to dentists in general practice. The majority of the dentists in the United States, as well as the majority of our customers, are sole practitioners. As awareness of our laser systems increases, we expect an increase in demand for our products among group practices. We also expect our laser systems to gain acceptance among oral surgeons and other dental specialists, as they become better aware of the clinical benefits and new treatment options available through use of our laser systems.

International sales account for a significant portion of our revenue. International sales accounted for approximately 23% of our revenue in 2002, 20% of our revenue in 2001 and 41% of our revenue in 2000. Sales in Asia, Pacific Rim countries and Australia accounted for approximately 12% of our revenue in 2002, while sales in

Europe and Canada accounted for 11% and 1% of our 2002 revenue, respectively. In 2001, sales in Europe accounted for approximately 9% of revenue for the year, whereas sales in Asia and Pacific Rim countries accounted for approximately 8% of the revenue. In 2000, sales in Europe accounted for approximately 24% of our revenue for the year, and sales in Asia and Pacific Rim countries accounted for approximately 11% of the revenue for the year.

Direct Sales. We sell products in the United States and Canada through our direct sales force, which is organized by region and consists of two regional managers and approximately 25 sales representatives. Each of our direct sales employees receives a base salary and commissions on sales. We plan to expand our direct sales force in territories that represent growing markets. We sell products in Germany through independent sales representatives who receive commissions on sales.

Distributors. Except for sales in Canada and Germany, we sell products outside the United States primarily through a network of independent distributors located in Europe, Asia and Australia. Generally, our distributors enter into exclusive agreements in which they purchase systems and disposables from us at a wholesale dealer price and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. We have exclusive arrangements with certain distributors for select territories, under which distributors are generally required to satisfy certain minimum purchase requirements to maintain exclusivity. Sales to distributors are generally paid in advance or secured with a letter of credit.

Seasonality. We have experienced a distinct seasonal pattern over the past several years. The fourth quarter, ending December 31, has generally been the strongest quarter, and in 2002 accounted for approximately 30% of our revenue. By contrast, the first quarter is generally the slowest sales quarter and in 2002 accounted for only 18% of 2002 revenue. The second quarter is generally stronger than the first quarter and in 2002 accounted for approximately 27% of our 2002 revenue. The third quarter has generally been flat compared to the second quarter and accounted for approximately 25% of our revenue in 2002. We believe the seasonality demonstrated in the fourth and first quarters is due to the buying patterns of many dentists, including the response to certain tax advantages offered in the United States for capital equipment purchases. We also believe the lack of growth in the third quarter compared to the second quarter is due to general practice patterns in which vacations occur in the third quarter of the year. As a result of this seasonality, our growth metrics compare growth in a quarter to the same quarter in the prior year and is not focused on growth in consecutive quarters which has been and we expect will continue to be skewed by this seasonality effect.

Customer Service. We provide maintenance and support services through our support hotline, service personnel and network of factory-trained service technicians. We provide maintenance and support services in the United States and Germany through our employee service technicians. We train and maintain a network of service technicians trained at our factory locations, who provide maintenance and support services in all other countries where we do business. Our distributors are responsible for providing maintenance and support services for products sold by them. We provide parts to distributors at no additional charge for products covered under warranty.

Financing Options. Many dentists finance their purchases through third party leasing companies or banks. In these transactions, we receive payment in full from the leasing company or bank, or occasionally, from the dentist, who receives funds from the leasing company or bank. We understand the dentist pays the leasing company or bank in installments and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments. Approximately 36% of our revenue in 2002 was generated from dentists who financed their purchase through National Technology Leasing Corporation, an equipment-leasing broker. National Technology Leasing arranges financing through banks. We have an agreement with National Technology Leasing, which requires us to refer to National Technology Leasing dentists who request a referral to a leasing company. In exchange, National Technology Leasing agreed to publish specific lease rates to be used for lease contracts submitted to it on certain terms and conditions. Additionally, National Technology Leasing has agreed to be available at our trade shows, seminars, symposiums and other sales events, participate in product promotions and otherwise be available to our customers. Our customers are under no obligation to finance the purchase or lease of any equipment through National Technology Leasing and we refer only those customers that request a referral from us. If leasing arrangements were no longer available through National Technology Leasing or the banks with which it deals, we believe our customers would be able to obtain financing through a variety of other leasing companies or banks that frequently approach us to provide financing for our products.

Research and Product Development

Research and development activities are essential to maintaining and enhancing our business. We believe our research and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of 12 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including three Ph.D.s. During the years ended December 31, 2002, 2001 and 2000, our research and development expenses were approximately $1.7 million, $1.5 million and $2.3 million, respectively. We intend to focus our research and development activities on improving our existing products and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems.

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyright and other intellectual property rights to protect our technology. We have over 60 issued patents and numerous pending patents. More than half of our existing patents were issued in the United States, and the rest were issued in Europe and in other countries. Our patents are directed to the use of laser and water in dentistry, laser energy exciting water, laser characteristics, fluid conditioning, laser accessories, laser technology development and other technologies for dental and medical applications. We have patent applications pending and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents covering a broad range of technologies incorporated in our products, we rely on approximately one half of our patents in particular to protect the core technology incorporated in our systems, including our Waterlase system, which accounted for approximately 77% of our revenue in 2002. Four of these patents expire in 2009, and the balances have expiration dates ranging from 2010 to 2015.

We are currently involved in two patent lawsuits related to our Waterlase system with Diodem, LLC, a privately held California limited liability company. In May 2003, we initiated a lawsuit against Diodem, in which we are seeking a judicial declaration that technology in our Waterlase does not infringe four patents owned by Diodem. Diodem was founded by the former chief executive officer of Premier Laser Systems, Inc., a medical laser company which filed for bankruptcy protection in March 2000. Diodem claims to have acquired the four patents at issue in the case from Premier Laser. Also, in May 2003, Diodem added us as a party to a patent infringement lawsuit it had previously filed. Diodem alleges that the technology in our Waterlase system infringes the four patents it acquired from Premier Laser. Diodem’s suit seeks monetary damages, an injunction and other relief. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem.

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase product primarily competes with laser systems manufactured by Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, and OpusDent Ltd., a subsidiary of Lumenis, an Israeli company. In the international market, our Waterlase system competes primarily with products manufactured by several other companies, including KaVo, Deka Dental Corporation and Fotona d.d.

The Waterlase system also competes with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our LaserSmile system competes with other laser systems, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. The LaserSmile also competes directly with a number of laser systems manufactured by a variety of companies, including the companies named above. In the market for tooth whitening, the LaserSmile competes with other products and instruments used by dentists, as well as tooth whitening strips and other over the counter products.

Traditional and commonly used cutting tools are less expensive for performing dental procedures. For example, a high speed drill or an electrosurge device can be purchased for less than $1,000 each. However, we believe our systems offer substantial benefits that outweigh cost concerns. In addition, our systems are not designed to perform certain functions that high speed drills can perform, such as cutting metal fillings and certain polishing and grinding functions. High speed drills will still be needed for these functions, and our systems are not intended to replace all applications of the high speed drill.

We also compete on the basis of proprietary technology, product features, performance, service and reputation. Some of the manufacturers that develop competing laser systems have greater financial, marketing and technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to those performed by our laser systems.

Government Regulation

Our products are regulated as medical devices. Accordingly, our product development, testing, labeling, manufacturing, processes and promotional activities are regulated extensively by government agencies in the United States and other countries in which we market and sell our products. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets. We are currently pursuing regulatory approval to market and sell our products in Japan.

United States

In the United States, the FDA regulates the design, manufacture, distribution, quality standards and marketing of medical devices. We have clearance from the FDA to market our Waterlase and LaserSmile systems in the United States for dental procedures on both adult and pediatric patients. In 1998, we received FDA clearance to market the Millennium, the earlier generation of our current Waterlase system, for certain dental hard tissue applications. This clearance allowed us to commence domestic sales and marketing of our technology for hard and soft tissue applications. During 1999 and 2000, to meet the demand for soft-tissue and cosmetic dentistry applications, we designed a semiconductor diode laser system, which is now marketed as our LaserSmile system. We received FDA clearance to market the system for a variety of soft-tissue medical applications in September 1999. In 2001, we received FDA clearance to market the LaserSmile system for cosmetic tooth whitening.

In 2002 and 2003, our Waterlase system became the first laser system to receive FDA clearance for three new types of procedures. In 2002, we received clearance to market the Waterlase system for root canal, encompassing all four of the fundamental steps of the procedure. We also received clearance in 2002 to market this system for cutting, shaving, contouring and resection of oral osseous tissues, or bone. In January 2003, we received FDA clearance to market the Waterlase for use in apicoectomy surgery, a procedure for root canal infections and complications that includes cutting gum, bone (to access the infected area) and the apex of the tooth to access the infected area. The clearance also relates to flap surgical procedures. Flaps are frequently performed in conjunction with many procedures, including periodontal, implant placement and recovery, extraction of wisdom teeth, exposure of impacted teeth for orthodontics as well as additional procedures.

Our newly acquired Diolase system received FDA clearances in 1997 to be marketed for a variety of soft tissue dental applications. FDA clearances were issued in 1994 to market the Pulsemaster system for a number of soft tissue procedures. We are in the process of transferring those clearances to our company.

As we develop new products and applications or make any significant modifications to our existing products, we will need to obtain the regulatory approvals necessary to market such products for dental, cosmetic and other medical procedures in our target markets. There are two principal methods by which FDA regulated devices may be marketed in the United States: pre-market approval, or PMA, and 510(k) clearance. A PMA application is required for a device that does not qualify for consideration for 510(k) clearance. The review period for a PMA application is fixed at 180 days, but the FDA typically takes much longer to complete the review. As part of the approval of a PMA application, the FDA typically requires human clinical testing to determine safety and efficacy of the device. To conduct human clinical testing, typically the FDA must approve an Investigational Device Exemption, or an IDE. To date, none of our products have required a PMA application.

To obtain 510(k) clearance, we must demonstrate that our device for which clearance is sought is substantially equivalent to a previously cleared 510(k) device or other appropriate predicate device. The FDA’s stated intention is to review 510(k) notifications as quickly as possible, generally within 90 days. However, the complexity of a submission or a requirement for additional information will typically extend the review period beyond 90 days. Domestic marketing of the product must be deferred until clearance is received from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) clearance. If a request for 510(k) clearance is turned down by the FDA, then a PMA may be required. We intend to utilize the 510(k) notification procedure whenever possible. To date, all of our products that have been subject to regulation by the FDA have qualified for 510(k) clearance.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance, or could even require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained.

The FDA also imposes various requirements on manufacturers and sellers of products it regulates under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. The FDA also may require post-marketing practices, record keeping and reporting requirements.

We also are subject to unannounced inspections by the FDA for both the U.S. and BIOLASE Europe offices, and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of our subcontractors.

We are also subject to regulation under the Radiation Control for Safety and Health Act of 1968, or the Safety Act, administered by the Center for Devices and Radiological Health, or CDRH, of the FDA. The CDRH controls energy emissions of light and sound and electronic waves from electronic products. These regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operation manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes of lasers based on the level of radiation from the laser. In addition, various warning labels must be affixed to the product and certain protective devices must be installed, depending upon the class of product. Under the Safety Act, we are also required to register with the FDA as a medical device manufacturer and are subject to inspection on a routine basis by the FDA for compliance with Good Manufacturing Practice, or GMP, regulations. The GMP regulations impose certain procedural and documentation requirements upon us relevant to our manufacturing, testing and quality control activities. We believe both of our facilities comply with the GMP guidelines. The CDRH is empowered to seek remedies for violations of these regulatory requirements under the Federal Food, Drug and Cosmetic Act. We believe that we are currently in substantial compliance with these regulations.

Various state dental boards are considering the adoption of restrictions on the use of lasers by dental hygienists. Approximately 30 states currently allow dental hygienists to use lasers to perform certain dental procedures. In addition, dental boards in a number of states are considering educational requirements regarding the use of dental lasers. The scope of these restrictions and educational requirements is not now known, and they could have an adverse effect on sales of our laser-based products.

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injuctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals that are already granted; and

•	criminal prosecution.

International

Foreign sales of our laser-based products are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among the countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. We have a CE Mark for our Waterlase and LaserSmile systems, which permits us to commercially distribute these systems throughout the European Union. We rely on export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions, such as New Zealand, Canada and countries in Western Europe. We also received clearance to market our Waterlase and LaserSmile systems in Canada and Australia for a variety of applications. We are currently working to meet certain foreign country regulatory requirements for certain of our products, including Japan. There can be no assurance that additional approvals in Japan or elsewhere will be obtained.

Other Regulatory Requirements

In addition to the regulatory framework for product clearances and approvals, we are subject to extensive and frequently changing regulations under many other laws administered by U.S. and foreign governmental agencies on the national, state and local levels, including requirements regarding occupational health and safety and the use, handling and disposing of toxic or hazardous substances.

Third Party Reimbursement

Many procedures performed with our laser systems are covered by insurance to the same extent as they would be if performed using traditional dental instruments. Most therapeutic procedures performed with our laser systems are reimbursable to a certain extent under dental insurance plans, whereas cosmetic procedures are not. International market acceptance for our products may depend, in part, on the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance.

Employees

At August 31, 2003, we had 135 full-time employees, including 11 employees in our German facility. This represents an increase of 26 employees or 24% from 109 employees a year ago. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site (www.biolase.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. Refer to the Introductory Note for previously filed financial statements which should not be relied upon.

Item 3.	Legal Proceedings

On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”). In the lawsuit, we alleged that AMT was infringing certain patents we own, which relate to the use of laser technology in the medical and dental fields. Our claims arose out of AMT’s offer to sell and sale in the United States of a dental device that uses laser and water technology. We were seeking an award of monetary damages and injunctive relief against AMT. We settled the lawsuit in connection with our acquisition of the American Dental Laser product line from AMT in May 2003.

We are currently involved in two related patent lawsuits with Diodem, LLC, a California limited liability company. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem. In this lawsuit we are seeking a judicial declaration against Diodem that technology we use in our laser systems does not infringe four patents owned by Diodem. Diodem was founded by Collete Cozean, the former chief executive officer of Premier Laser Systems, Inc., a medical laser company which filed for bankruptcy protection in March 2000. Diodem claims to have acquired the four patents at issue in the case from Premier Laser. In 2000 we initiated a patent infringement lawsuit against Premier Laser seeking damages and to prevent Premier from selling competing dental lasers on the grounds that they infringed on certain of our patents. The lawsuit was stayed by the bankruptcy court after Premier filed for bankruptcy.

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc., Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by American Medical Technologies. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from American Medical Technologies. Diodem’s lawsuit relates both to our Waterlase and to the patents and licenses we acquired from American Medical Technologies. Diodem alleges that technology used in our Waterlase infringes the four patents it acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio pursuant to the licenses we acquired from American Medical Technologies infringe on the patents Diodem acquired from Premier Laser. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time.

Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem.

We are not currently subject to any other material pending or threatened legal proceedings.

PART II

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

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Restated) (2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$27,257	$16,546	$9,495	$7,004	$1,465
Gross profit	16,772	9,608	4,679	2,852	47
Operating expenses (1)	15,423	10,845	8,340	7,601	10,369
Income (loss) from operations	1,412	(1,158)	(3,661)	(4,749)	(10,322)
Cumulative effect of change in accounting principle	—	—	(34)	—	—
Net income (loss)	1,498	(1,281)	(3,789)	(4,798)	(10,346)
Cumulative effect of change in accounting principle per share:
Basic	—	—	0.00	—	—
Diluted	—	—	0.00	—	—
Net income (loss) per share:
Basic	0.08	(0.07)	(0.20)	(0.28)	(0.69)
Diluted	0.07	(0.07)	(0.20)	(0.28)	(0.69)
Shares used in computing net income (loss) per share:
Basic	19,929	19,510	19,171	17,254	15,062
Diluted	21,303	19,510	19,171	17,254	15,062

	December 31,
	2002	2001	2000	1999	1998
	(Restated) (2)
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$1,418	$201	$(268)	$(1,331)	$89
Total assets	16,003	8,253	6,822	2,672	3,911
Long-term liabilities	142	205	1,175	—	—
Stockholders’ equity (deficit)	3,121	645	994	(939)	662

(1)	In 1998, there was a $5.1 million write-off of in-process research and development costs related to the purchase of the assets of Laser Skin Toner, Inc.

(2)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.

Restatement of Financial Statements

Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of December 31, 2002 and December 31, 2001 and for each of the three years in the period ended December 31, 2002 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. We have reflected the impact of this change, as measured at January 1, 2000, as the cumulative effect of a change in accounting principle for the adoption of SAB 101. The $34,000 cumulative effect of change in accounting principle was recognized as income during the year ended December 31, 2000. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions. Our revenue recognition policy in Note 3 has been revised to reflect these changes.

As a result of the restatement, our net revenue for 2002 decreased by $1,942,000, our gross profit decreased by $1,325,000 and our net income was reduced by $1,132,000 ($0.05 per fully diluted share). For 2001, our net revenue decreased by $1,341,000 our gross profit decreased by $980,000 and our net loss increased by $873,000 ($0.05 per fully diluted share). In 2000 our net loss increased by $61,000 ($0.01 per fully diluted share).

The statements of operations have been restated as follows:

Year Ended December 31, 2002	As Reported	Restated
Net sales	$29,199,000	$27,257,000
Cost of sales	11,102,000	10,485,000
Operating expenses	15,616,000	15,423,000
Income from operations	2,481,000	1,412,000
Net income	$2,630,000	$1,498,000
Net income per share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.07

Year Ended December 31, 2001	As Reported	Restated
Net sales	$17,887,000	$16,546,000
Cost of sales	7,299,000	6,938,000
Operating expenses	10,952,000	10,845,000
Loss from operations	(364,000)	(1,158,000)
Net loss	$(408,000)	$(1,281,000)
Net loss per share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

Year Ended December 31, 2000	As Reported	Restated
Net sales	$9,657,000	$9,495,000
Cost of sales	4,829,000	4,816,000
Operating expenses	8,462,000	8,340,000
Loss from operations	(3,634,000)	(3,661,000)
Loss before cumulative effect of change in accounting principle	(3,728,000)	(3,755,000)
Cumulative effect of change in accounting principle	—	(34,000)
Net loss	$(3,728,000)	$(3,789,000)
Cumulative effect of change in accounting principle per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net loss per share:
Basic	$(0.19)	$(0.20)
Diluted	$(0.19)	$(0.20)

The balance sheets have been restated as follows:

December 31, 2002	As Reported	Restated
Working capital	$3,484,000	$1,481,000
Total assets	14,395,000	16,003,000
Stockholders’ equity	5,187,000	3,121,000

December 31, 2001	As Reported	Restated
Working capital	$1,135,000	$201,000
Total assets	7,561,000	8,253,000
Stockholders’ equity	1,579,000	645,000

Overview

We are the world’s leading dental laser company. We design, manufacture and market proprietary dental laser systems that allow dentists, oral surgeons and other specialists to perform a broad range of common dental procedures, including cosmetic applications. Our systems provide superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills and other dental instruments. We have clearance from the U. S. Food and Drug Administration to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets. Since 1998, we have sold more than 2,000 laser systems in over 20 countries.

We have the following principal product lines: (i) Waterlase system; (ii) LaserSmile system; (iii) American Dental Laser products, including the Diolase and Pulsemaster systems, and (iv) related accessories and disposables for use with our laser systems. Our product, the Waterlase system, is used for hard and soft tissue dental procedures, and can be used to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments. The LaserSmile system is used for a range of soft tissue procedures and tooth whitening. Our newly acquired Diolase and Pulsemaster systems are primarily used for soft tissue procedures. We also manufacture and sell accessories and disposables, such as handpieces, laser tips and tooth whitening gel, for use with our dental laser systems.

Accounting Policies

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered;

•	the price is fixed and determinable; and

•	collectibility is reasonably assured.

Assuming that all of the above criteria have been met, we record revenue for domestic sales when we receive payment in full, due to a clause in our purchase order that states title transfers upon payment in full; we record revenue for international direct sales when the product is installed, which is when the customer is obligated to pay; and we record revenue for sales to distributors upon delivery.

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

Results of Operations

The following table sets forth certain data from our consolidated income statements for the years ended December 31, 2002, 2001 and 2000, expressed as a percentage of net sales:

	Years Ended December 31,
	2002	2001	2000
	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	38.5	41.9	50.7

Gross profit	61.5	58.1	49.3
Other income	0.2	0.5	—
Operating expenses
Sales and marketing	39.4	44.2	44.4
General and administrative	11.0	12.2	19.4
Engineering and development	6.2	9.2	24.1

Total operating expense	56.6	65.6	87.9
Income (loss) from operations	5.1	(7.0)	(38.6)
Non-operating income (loss)	0.4	(0.7)	(1.0)

Income (loss) before cumulative effect of change in accounting principle	5.5	(7.7)	(39.6)
Cumulative effect of change in accounting principle	—	—	(0.4)

Net income (loss)	5.5%	(7.7)%	(40.0)%

Net Sales. Net sales consists of sales of our laser systems, related disposables and accessories and service revenue. We have at various times experienced fluctuations in sales due to seasonality. In our experience, sales in the first quarter typically are lower than average, and sales in the fourth quarter typically are stronger than average, due to the buying patterns of dental professionals. The fourth quarter of 2002 accounted for 30% of our net sales for the year, whereas the first quarter of 2002 accounted for 18% of net sales for the year. Sales in the third quarter tend to be even with and may sometimes be lower than sales in the second quarter due to vacation patterns. The third quarter accounted for 25% of our net sales in 2002, whereas the second quarter accounted for 27% of our net sales in 2002. Our historical seasonality pattern is a recurring trend that we expect to continue. Consequently we do not necessarily match the timing of our expenditures to the expected quarterly seasonality effects on revenue but rather anticipate the expected sales over the full year as a determinant of our spending levels. Since many of our costs are fixed in the short term, if we have a shortfall in sales resulting from a change in our historical seasonality pattern, or otherwise, we may be unable to reduce expenses quickly enough to avoid losses.

Many dentists finance their purchases through third party leasing companies or banks. In these transactions, we receive payment in full from the leasing company or bank, or from the dentist, who receives funds from the leasing company or bank. The dentist pays the leasing company or bank in installments and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments. Approximately 36% of our revenue in 2002, 43% of our revenue in 2001 and 38% of our revenue in 2000 were generated from dentists who financed their purchase through National Technology Leasing Corporation, an equipment leasing company.

Cost of Sales. Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs such as depreciation, warranty and service costs.

Sales and Marketing. Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows and seminars.

General and Administrative. General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts.

Engineering and Development. Engineering and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development.

Non-Operating Income (Loss). Non-operating income (loss) consists of interest income and expense, foreign currency gains and losses and similar items not directly related to our operations. Interest income relates to interest earned on our cash balances, and interest expense relates to interest costs on our line of credit. We generate a substantial portion of our revenue from the sale of products outside the United States. Sales to customers or distributors outside the United States accounted for approximately 23% of our revenue for the year ended December 31, 2002. Sales in Europe and Canada accounted for approximately 11% of our revenue for the year ended December 31, 2002, while sales in Asia and countries in the Pacific Rim accounted for approximately 12% of our revenue for 2002. Our sales in Europe are denominated principally in Euros, and our sales in other international markets are denominated in dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the Euro. An increase in the relative value of the dollar would lead to less income from sales denominated in Euros unless we increase prices, which may not be possible due to competitive conditions in Europe. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in Euros. Additionally, we are obligated to repay the debt on our German facility in Euros. Thus, we are also at risk for changes in the value of the dollar relative to the Euro with respect to our obligation to repay the debt on our German facility. An increase in the value of the dollar relative to the Euro would reduce the cost associated with repayment of the debt on our German facility, whereas a decrease in the relative value of the dollar would increase the cost associated with repayment of the debt on our German facility.

Income Taxes. At this time, no provision for income tax is recognized due to the availability of net operating loss carry forwards. At such times as the recoverability of deferred tax assets, including the net operating loss carry forwards, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Comparing the results of operations between the prior years, the most significant change affecting operating results is the increase in sales. Sales for the year ended December 31, 2002 increased 65% over sales for the year ended December 31, 2001.

Net Sales. Net sales for the year ended December 31, 2002 were $27.3 million, an increase of $10.8 million, as compared with net sales of $16.5 million for the year ended December 31, 2001. The increase in sales in both 2002 and 2001 resulted from the increased number of units sold of our laser systems. Our Waterlase system accounted for 77% of net sales in 2002 and 82% of net sales in 2001. Our LaserSmile system was introduced in the third quarter of 2001 and accounted for 18% of net sales in 2002 as compared with 16% of net sales in 2001.

International sales for the year ended December 31, 2002 were $6.2 million, or 23% of total net sales, as compared with $3.3 million, or 20% of total net sales, for the year ended December 31, 2001. The increase in international sales in 2002 was the result of a renewed effort to strengthen our network of international distributors after concentrating our resources in 2001 in the domestic market. The formation of BIOLASE Europe in 2002 and the acquisition of a production and service facility in Germany was an important step to increase our visibility in Europe as well as to improve our ability to service European customers. Sales of products manufactured at our German facility accounted for 9% of our revenue in 2002. In comparison, all of our revenue in 2001 was generated from the sale of products manufactured in the United States. We plan to continue to add resources to our international sales program to take advantage of the large market potential and we expect that our international sales will continue to grow over time as a percentage of our total net sales. Although most of our international sales are made through independent distributors, we began making direct sales to dentists in Europe in 2002 with the support of our German distributor. Based on the overall increase and detailed review of sales, we have increased our allowance on accounts receivable from $108,000 at December 31, 2001 to $202,000 at December 31, 2002.

Gross Profit. Gross profit for the years ended December 31, 2002 and 2001 was $16.8 million and $9.6 million, respectively. The gross margin on sales for those same periods was 62% and 58%, respectively. The increase in both gross profit and gross margin was attributable to leveraging the increase in our net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. The increase in gross profit is also due to increased manufacturing efficiencies and design changes through engineering and product development, which reduced the cost of materials by 10%. These efficiencies and cost savings were partially offset by the start-up costs for our German production and service facility of approximately $165,000 in 2002 and the addition of production resources of approximately $621,000 to support anticipated sales growth. While we believe there is additional leverage to be realized from future increases in sales, increases in fixed costs will also accompany growth and may constrain increases in gross margin. In addition, an increase in the mix of sales to international distributors will also tend to decrease gross profit since such sales are made at wholesale prices.

Other Income. Other income consists of gain on sale of assets. The gain on sale of assets for the year ended December 31, 2002 of $63,000 was related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001. This sale resulted in a gain of $316,000, which is being recognized over the remaining term of the lease, which expires in 2006. Gain on sales of assets in 2001 included this amortization of deferred gain plus a gain on the sale of certain other assets.

Operating Expenses

Operating expenses for the year ended December 31, 2002 were $15.4 million, or 57% of net sales, as compared with $10.8 million, or 66% of net sales, for the year ended December 31, 2001. Most of the increases in operating expenses for each year were sales and marketing costs that were incurred to generate the increase in sales, including a growing sales force and related expenses.

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2002 was $10.8 million, or 39% of net sales, as compared with $7.3 million, or 44% of net sales, for the year ended December 31, 2001. The increase in absolute dollars from year to year was attributable to higher commission expense related to the increased sales and to the cost of additional sales personnel of approximately $600,000 in the United States. In addition during 2002, we expanded the scope of our nationwide seminar-marketing program and our sponsorship of education and training programs for existing and potential customers, as a result of which we incurred additional expenses of $871,000. Although growing 47% in 2002 in absolute dollars, sales and marketing expense as a percentage of net sales decreased from 44% in 2001 to 39% in 2002 due to the increase in sales generated by these efforts. In 2002, in addition to a number of local and regional symposiums, we sponsored two national and two international symposiums presented by the World Clinical Laser Institute, an organization that provides education and training in laser dentistry.

General and Administrative. General and administrative expenses for the year ended December 31, 2002 was $3.0 million, or 11% of net sales, as compared with $2.0 million, or 12% of net sales, for the year ended December 31, 2001. The increase in absolute dollars in 2002 was due to administrative costs associated with the operations of BIOLASE Europe of $140,000, increases in the costs of legal fees relating to regulatory compliance and various legal proceedings in the amount of $201,000, and increases in the infrastructure needed to support the growth of our sales. Insurance premiums increased in 2001 as a result of the increase in net sales and increased by $328,000 in 2002 both as a result of the increase in sales and as a result of general insurance market conditions. We expect additional increases in 2003 due to adverse markets for workers compensation, group health insurance and liability insurance.

Engineering and Development. Engineering and development expenses for the year ended December 31, 2002 was $1.7 million, or 6% of net sales, as compared with $1.5 million, or 9% of net sales, for the year ended December 31, 2001. The increase in absolute dollars in 2002 was related to new product development and enhancements. The decrease in research and development expenses as a percent of net sales reflects the larger sales base and fluctuations in the scope of current research and development projects.

Non-Operating Income (Loss)

Unrealized Gain on Forward Exchange Contract. In the year ended December 31, 2002, we recognized an unrealized gain on forward contracts of $152,000 due to the increase in the fair market value of our forward exchange contract.

Interest Income. Interest income for the year ended December 31, 2002 was $18,000 compared with $44,000 in 2001. Even though our cash balances have increased over this period, continuing reductions in interest rates have resulted in lower interest income.

Interest Expense. Interest expense was $135,000 for the year ended December 31, 2002 compared with $167,000 in 2001. Interest expense in 2002 included the amortization of the cost of issuing stock in connection with the extension of our line of credit in December 2001. Interest expense in 2001 included three months of interest on the note payable on our San Clemente manufacturing facility, which was sold and leased back in March 2001.

Income Tax. No provision for income tax was recognized for the year ended December 31, 2002 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the year ended December 31, 2002 as there was no assurance that the benefit of the net operating loss carry forwards would be realized. At such time as the recoverability of deferred tax assets, including the net operating loss carry forward, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of taxable net income. As of December 31, 2002, we had net operating loss carry forwards for federal and state purposes of approximately $34.9 million and $7.5 million, respectively, which began expiring in 2001. As of December 31, 2002, we had research and development credit carryforwards for federal and state purposes of approximately $332,000 and $170,000, respectively. The utilization of net operating loss and credit carry forwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

Comparing the results of operations between the prior years, the most significant change affecting operating results is the increase in sales. Sales for the year ended December 31, 2001 increased 74% over sales for the year ended December 31, 2000.

Net Sales. Net sales in 2001 were $16.5 million, an increase of $7.0 million, as compared with net sales of $9.5 million in 2000. This increase was due to a 176%, or $7.6 million growth in domestic sales of our Waterlase system. The Waterlase systems accounted for approximately 84% of net sales for the year ended December 31, 2001, as compared with 97% of net sales for the year ended December 31, 2000. Domestic sales also increased by $1.5 million in the third and fourth quarters of 2001 due to the introduction of our LaserSmile system. These increases were offset by a 28%, or $1.1 million decrease in international sales in 2001 as we concentrated our resources on growing sales in the domestic market.

Gross Profit. Gross profit increased 104% to $9.6 million in 2001 from $4.7 million in 2000. Gross margin increased from 49% of net sales in 2000 to 58% of net sales in 2001. This increase was the result of spreading the fixed costs of manufacturing over more units, an improvement in labor productivity, and engineering cost reductions, which collectively produced a 9% reduction in the material components of the products.

Other Income. Other income consists of gain on sale of assets. The gain on sale of assets of $79,000 in 2001 is related to two transactions. In 2000, we purchased our San Clemente manufacturing facility and offices in order to avoid moving our operations. In 2001, we sold the facility and leased it back for a five-year term with an additional five year option, resulting in a gain of $316,000. We are recognizing that gain for accounting purposes over the term of the lease. In 2001, we recognized $48,000 of this gain. We also sold inventory and assets relating to our inactive subsidiary, Societe Endo Technic, in 2001 for a gain of $31,000.

Operating Expenses

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2001 was $7.3 million, or 44% of net sales, as compared with $4.2 million, or 44% of net sales, for the year ended December 31, 2000. The increase in absolute dollars was due to the 85% increase in net sales in 2001 and included increased sales commissions and increased cost of $536,000 associated with an increase in the number of sales representatives. Marketing costs also increased by $945,000 as we increased the number of trade shows, seminars and symposiums that we attended and sponsored.

General and Administrative. General and administrative expenses for the year ended December 31, 2001 was $2.0 million, or 12% of net sales, as compared with $1.8 million, or 19% of net sales, for the year ended December 31, 2000. The increase in absolute dollars in 2001 related to the cost of infrastructure needed to support the growth of the business.

Engineering and Development. Engineering and development expenses for the year ended December 31, 2001 was $1.5 million, or 9% of net sales, as compared with $2.3 million, or 24% of net sales, for the year ended December 31, 2000. This decrease was related to the change in the development cycle for our products. Engineering costs also decreased by approximately $100,000 as a result of process improvements, which reduced the number of employees needed to sustain the activities of the function.

Non-Operating Income (Loss)

Interest Income. Interest income for the year ended December 31, 2001 was $44,000 compared with $69,000 for the period ended December 31, 2000. Even though our cash balances have increased over this period, continuing reductions in interest rates have resulted in lower interest income.

Interest Expense. Although the variable interest rate on our line of credit decreased with other short-term interest rates in 2001, we incurred interest expense on the mortgage note payable that financed the purchase of our facility. The interest expense from the mortgage note for three months of 2001 offset the decrease in interest on our line of credit.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2000, we adopted SAB 101 resulting in a $34,000 cumulative effect of change in accounting principle. There was no change in accounting principle for the year ended December 31, 2001.

Liquidity and Capital Resources

At December 31, 2002 we had $1.4 million in net working capital as compared to $201,000 at December 31, 2001. Our principal source of liquidity at December 31, 2002 consisted of our cash balance of $3.9 million. Prior to 2001 we financed the development of our products and our operations through the private placement of common stock and the exercise of stock options and warrants. For the year ended December 31, 2002, our sources of cash were funds provided from operating activities of $635,000 and the exercise of stock options and warrants of $1.0 million. These sources of cash were reduced by investments in property and equipment of $478,000. The net effect on cash of operating, investing and financing transactions for the year ended December 31, 2002 was an increase of $1.3 million.

Accounts receivable, net, increased 127% to $5.0 million at December 31, 2002 from $2.2 million at December 31, 2001. This increase was due to the higher sales volume experienced in 2002. Inventories, net, increased 48% to $2.8 million at December 31, 2002 from $1.9 million at December 31, 2001. The increase was due to increased production to meet estimated sales demand.

As discussed in Note 7 to the Consolidated Financial Statements, 672,500 warrants with a weighted average exercise price of $2.46 are outstanding and are scheduled to expire in 2003. All of the warrants were exercised by June 30, 2003.

Several key indicators of liquidity are summarized in the following table (in thousands, except ratio amounts):

	Years Ended December 31,
	2002	2001	2000
Working capital (deficit) (restated)	$1,418	$201	$(268)
Cash provided by (used in) operations	635	(1,037)	(3,778)
Proceeds from the exercise of stock options and warrants	1,035	803	3,201
Current ratio (restated)	1.1	1.0	0.9
Accounts receivable collection period (days)	44.5	32.1	20.3
Inventory turnover	5.3	5.1	4.8

At December 31, 2002 we had $1.8 million outstanding under a $1.8 million revolving credit facility with BSI AG. This same amount was outstanding at December 31, 2001. In May 2003, we secured a $5.0 million credit facility through Bank of the West. The facility with Bank of the West is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25% and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. At August 31, 2003, we had $1.8 million outstanding under our revolving credit facility with Bank of the West. Under the terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. We currently have $6.6 million in available cash as of June 30, 2003. We believe any cancellation of our bank line would not have a material impact on our liquidity and that our cash from operations and our current cash balances will be sufficient to finance the cost of our operations. As a result of the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000, our accumulated deficit increased and our net tangible equity decreased as of June 30, 2003. Consequently we are not in compliance with three covenants: timely reporting of our financial statements for the period ended June 30, 2003, minimum tangible net equity, which is $6,897,000 as compared with a minimum required tangible net equity of $7,000,000, and the ratio of total liabilities to tangible net equity, which is 1.91 as compared with a maximum ratio of 1.75. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003. We anticipate that we will be in compliance on these items as of September 30, 2003.

We purchased our production facility in Germany in February 2002 for cash consideration of approximately Euros 1.2 million payable in installments through 2003, subject to reduction in certain circumstances. The maximum consideration was reduced in September 2003 to Euros 989,000 in accordance with the terms of the agreement with the seller. However, we are in discussions with the seller regarding a further reduction based on the seller’s failure to fulfill its responsibilities under the purchase agreement. The purchase agreement provides for a payment of Euros 582,000 by April 1, 2003, which has not been paid pending these discussions. Payments of Euros 175,000 and 232,000 are required under the purchase agreement to be paid on September 30 and December 1, 2003 respectively. Outstanding amounts under the purchase agreement bear interest at less than one percent per annum.

On May 21, 2003 we acquired the American Dental Laser product line from American Medical Technologies, Inc., or AMT, for approximately $5.8 million. The assets acquired included dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No outstanding debt of AMT was assumed in the transaction. The consideration paid by us consisted of approximately $1.8 million cash, $134,000 in transaction costs directly attributable to the acquisition and 307,500 shares of common stock with a fair value of approximately $3.8 million. For purposes of computing the purchase price, the value of the common stock of $12.38 per share was determined by taking the average closing price of our common stock as quoted on the Nasdaq National Market between May 19, 2003 and May 23, 2003.

We had no material commitments for capital expenditures as of December 31, 2002 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2002 (in thousands):

			Years Ending December 31,
	December 31, 2002	2003	2004	2005	2006
Line of credit	$1,792	$1,792	$—	$—	$—
Debt	1,220	1,220	—	—	—
Operating leases	841	270	261	249	61

Total	$3,853	$3,282	$261	$249	$61

We believe that our current cash balances, cash expected to be generated from our operations, together with additional cash expected to be received through the exercise of stock options will be adequate to meet our debt service requirements and sustain our operations for at least the next twelve months. Beyond the next twelve months, if we continue to grow our sales volume at approximately the rate it has grown over the past several years, the adequacy of our cash balances to meet operating and capital needs will depend on our ability to continue to generate sufficient cash flow from operations and our ability to borrow the funds necessary to support that growth rate. We my also address our financing needs beyond the next twelve months through the sale of equity securities. If such debt or equity is needed, we cannot assure you that we would be able to obtain such additional capital resources in a timely manner, on acceptable terms, or at all. If we were unable to raise additional funds, we might have to defer the creation or satisfaction of various commitments, defer the introduction of various products or entry into various markets, or otherwise scale back our operations. Such circumstances would have an adverse effect on our financial position, results of operations and cash flows.

Selected Quarterly Financial Data

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
	(Restated) (2)
2002
Net sales	$5,011	$7,264	$6,859	$8,123
Gross profit	3,113	4,335	4,117	5,207
Income from operations	162	561	414	275
Net income	132	652	382	332
Net income per share (1):
Basic	0.01	0.03	0.02	0.02
Diluted	0.01	0.03	0.02	0.02
2001
Net sales	$2,643	$4,713	$3,970	$5,220
Gross profit	1,447	2,840	2,376	2,945
Income (loss) from operations	(1,028)	154	(244)	(40)
Net (loss) income	(1,098)	128	(256)	(55)
Net (loss) income per share (1):
Basic	(0.06)	0.01	(0.01)	0.00
Diluted	(0.06)	0.01	(0.01)	0.00

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

(2)	The Company has amended Quarterly reports on Form 10-Q/A to restate the Company’s financial statements for the interim periods ended March 31, 2002, June 30, 2002 and September 30, 2002. See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Statements.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The significant items from SFAS 145 that are relevant to us are the provisions regarding extinguishment of debt and the accounting for sale-leaseback transactions. The provisions of this statement are applicable for financial statements issued on or subsequent to May 15, 2002. The adoption of this statement did not have an impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. We expect the adoption of this statement will not have an impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21. Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We will adopt Issue No. 00-21 in the quarter beginning July 1, 2003. We do not believe that the adoption of Issue No. 00-21 will have a material impact to our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We expect the adoption of this statement will not have a significant impact on our consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact to our consolidated financial position, results of operations, or cash flows.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all the other information in this prospectus before making an investment decision about our common stock. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occurs, our business, operating results or financial condition could suffer, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business

Our quarterly sales and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline.

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the following:

•	variation in demand for our products, including variation due to seasonality;

•	our ability to research, develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	our ability to control costs;

•	the size, timing, rescheduling or cancellation of significant customer orders;

•	the introduction of new products by competitors;

•	long sales cycles and fluctuations in sales cycles;

•	the availability and reliability of components used to manufacture our products;

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	the mix of our domestic and international sales, and the risks and uncertainties associated with our international business;

•	costs associated with any future acquisitions of technologies and businesses;

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar provisions under applicable state laws;

•	developments concerning the protection of our proprietary rights; and

•	general global economic and political conditions, including international conflicts and acts of terrorism.

A significant amount of our sales in any quarter may consist of sales through distributors. Sales from distributors accounted for approximately 17% of our revenue in 2002, and no single distributor accounted for more than 10% of our sales in any given quarter. As a result, the timing of orders by distributors may impact our quarter-to-quarter results. The loss of or a substantial reduction in orders from distributors could seriously harm our business, financial condition and results of operations. Additionally, the amount of expenses we incur, in part, depends on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

Dentists and patients may be slow to adopt laser technologies, which could limit the market acceptance of our products.

Our dental laser systems represent relatively new technologies in the dental market. Currently, only a small percentage of dentists use lasers to perform dental procedures. Our future success will depend on our ability to increase demand for our products by demonstrating to a broad spectrum of dentists and patients the potential performance advantages of our laser systems over traditional methods of treatment and over competitive laser systems. Dentists have historically been and may continue to be slow to adopt new technologies on a widespread basis. Factors that may inhibit adoption of laser technologies by dentists include cost, and concerns about the safety, efficacy and reliability of lasers. Economic pressure may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend in part on the recommendations of dentists and specialists as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared with those of other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

We may have difficulty managing our growth.

We have been experiencing significant growth in the scope of our operations and the number of our employees. This growth has placed significant demands on our management as well as our financial and operational resources. In order to achieve our business objectives, we anticipate that we will need to continue to grow. If this growth occurs, it will continue to place additional significant demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls both in the United States and internationally. In particular, our growth has and, if it continues, will increase the challenges involved in implementing appropriate operational and financial systems, expanding manufacturing capacity and scaling up production, expanding our sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our culture and values. The main challenge associated with our growth has been, and we believe will continue to be, our ability to recruit skilled sales, manufacturing and management personnel. Our inability to scale our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. In part, we rely on patents to establish and maintain proprietary rights in our technology and products. While we hold a number of issued patents and have other patent applications pending on our products and technology, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will exclude competition or that any of our patents will be held valid if subsequently challenged. Other companies also may independently develop similar products, duplicate our products or design products that circumvent our patents. Additionally, the laws of foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States.

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on the markets for dental and other medical lasers. Competitors may claim that we have infringed their current or future intellectual property rights. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Additionally, if an intellectual property claim against us is successful, we might not be able to obtain a license on acceptable terms or license a substitute technology or redesign our products to avoid infringement. Any of the foregoing adverse events could seriously harm our business, financial condition and results of operations.

We are a party to two related patent infringement lawsuits involving patents relating to our core technology, which if determined adversely to us, could have a significant negative effect on our earnings.

We are currently involved in two patent related lawsuits with Diodem, LLC, a California limited liability company, which was founded by Collete Cozean, the former chief executive officer of Premier Laser Systems, Inc. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem, in which we are seeking a judicial declaration against Diodem that technology used in our laser systems does not infringe four patents owned by Diodem. Diodem claims to have acquired the patents from Premier Laser Systems, Inc., which filed for bankruptcy protection in March 2000. On May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. Diodem alleges that our technology, including the technology used in our Waterlase system, infringes four patents it acquired from Premier. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. There can be no assurance that our technology will not be found to infringe any of Diodem’s patents at issue in these proceedings or that we will not be liable for some or all of the damages alleged by Diodem or subject to some or all of the relief requested by Diodem.

In addition, these lawsuits could result in significant expenses and diversion of management’s time and other resources. If Diodem successfully asserts an infringement claim against us in its infringement lawsuit, our operations may be severely impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 77% of our revenue in 2002. Diodem’s infringement proceeding could also result in significant limitations on our ability to manufacture, market and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, the amount of sales in any period could be adversely affected.

We purchase certain materials and components included in our Waterlase system and other products from a limited group of suppliers using purchase orders, and we have no written supply contracts with our key suppliers. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. The introduction of our LaserSmile system in 2001 was delayed due to an interruption in the supply of components for the system, however, we have not otherwise experienced material delays in the supply of components. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and handpieces used in our Waterlase system, which accounted for approximately 77% of our revenue in 2002, are each supplied by a separate single supplier. We have not experienced material delays from these suppliers, and we have identified and tested alternative suppliers for each of these three components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales and cash flow as we sought to replace the supplier, which we estimate could take up to three months. Such an interruption could cause our business, financial condition and results of operations to suffer.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net sales and we intend to continue to pursue and expand our international business activities. International sales accounted for approximately 23% of our revenue in 2002. Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. International operations, including our facility in Germany, are subject to many inherent risks, including:

•	adverse changes in tariffs;

•	political, social and economic instability and increased security concerns;

•	fluctuations in currency exchange rates;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards;

•	ineffectiveness of international distributors;

•	reduced protection for our intellectual property in some countries;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	trade restrictions;

•	the imposition of governmental controls;

•	unexpected changes in regulatory or certification requirements;

•	difficulties in staffing and managing international manufacturing and sales operations; and

•	potentially adverse tax consequences and the complexities of foreign value added tax systems.

We believe that international sales will continue to represent a significant portion of our net sales, and we intend to further expand our international operations. Our sales in Europe are denominated principally in Euros, while our sales in other international markets are in dollars. As a result, an increase in the relative value of the dollar against the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future. We also expect that sales of products manufactured at our facility in Germany will account for an increasing percentage of our revenue, which will further increase our exposure to the above-described risks associated with our international operations. Sales of products manufactured at our German facility accounted for 9% of our revenue in 2002. Since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international sales and manufacturing operations and, consequently, negatively impact our business, financial condition and operating results. Despite these risks, we believe the market for our products outside the United States justifies our effort to expand our international operations.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

We manufacture our products at our California and German production facilities. In order to achieve our business objectives, we will at some point need to significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand. We intend to finance the cost of expansion through operating income, funds available under our bank credit line and potentially through the sale of equity securities. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by the U.S. Food and Drug Administration, state agencies and foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with the U.S. Food and Drug Administration’s Quality System regulations and other regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

Any failure to significantly expand sales of our products will negatively impact our business.

We currently handle a majority of the marketing, distribution and sales of our laser systems. In order to achieve our business objectives, we will need to significantly expand our marketing and sales efforts on a nationwide and global basis. We will face significant challenges and risks in expanding, training, managing and retaining our sales and marketing teams, including managing geographically dispersed efforts. In addition, we use third party distributors to sell our products in a number of countries outside the United States, and are dependent on the sales and marketing efforts of these third party distributors. These distributors may not commit the necessary resources to effectively market and sell our products. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products.

Acquisitions could have unintended negative consequences, which could harm our business.

As part of our business strategy, we may acquire one or more businesses, products or technologies. Most recently, in May 2003, we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc., including the Diolase and Pulsemaster systems, and related inventory, patents and other intellectual property rights. We are currently in the process of integrating the assets relating to the American Dental Laser product line into our operations. We must effectively integrate the American Dental Laser product line into our operations in order to achieve profitability from it. We believe we can integrate the acquired assets into our sales and manufacturing infrastructure with minimal increase to our operating expenses because we acquired principally patents, brand names, customer lists and other intangibles and we did not assume the seller’s personnel, facilities or other overhead.

Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

•	we may encounter difficulties in assimilating and integrating the operations, products and workforce of the acquired companies;

•	acquisitions may negatively impact our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets;

•	acquisitions may be dilutive to our existing stockholders;

•	acquisitions may disrupt our ongoing business and distract our management; and

•	key personnel of the acquired company may decide not to work for us.

We cannot assure you that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all. If we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions or that the market will not positively view such acquisitions.

We may be unable to comply with covenants contained in our credit agreement, which could result in the impairment of our working capital and alter our ability to operate our business.

In May 2003, we secured a new credit facility through Bank of the West. At August 31, 2003, the outstanding principal balance on this credit facility was $1.8 million. To maintain the right to borrow under this credit facility and avoid a default under our credit agreement with Bank of the West, we are required to satisfy certain financial tests and comply with certain operating covenants contained in that agreement. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our credit agreement. If we default, our lender will no longer be obligated to extend credit to us and could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure that indebtedness, which includes our intellectual property. The results of such action would have a significant negative impact on our results of operations and financial condition. Due to the restatement of our financial statements, we are not in compliance with three covenants at June 30, 2003. The bank has provided waivers as of June 30, 2003. We expect to be in compliance at September 30, 2003; however, we cannot assure you that we will be in compliance.

Material increases in interest rates may harm our sales.

We currently sell our products primarily to dentists in general practice. These dentists often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short term loans. If interest rates increase, these financing arrangements will be more expensive to our dental customers, which would effectively increase the price of our products to our customers and, thereby, may decrease overall demand for our products. Any reduction in the sales of our products would cause our business to suffer.

We may not be able to compete successfully against our current and future competitors.

We compete with a number of foreign and domestic companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in the dental and medical markets that we address, including companies such as Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, OpusDent Ltd., a subsidiary of Lumenis, Deka Dental Corporation and Fotona d.d. Some of our competitors have greater financial, technical, marketing or other resources than us, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. In addition, the rapid technological changes occurring in the healthcare industry are expected to lead to the entry of new competitors, especially as dental and medical lasers gain increasing market acceptance. Our ability to anticipate technological changes and to introduce enhanced products on a timely basis will be a significant factor in our ability to grow and remain competitive. New competitors or technological changes in laser products and methods could cause commoditization of such products, require price discounting or otherwise adversely affect our gross margins.

Rapid changes in technology could harm the demand for our products or result in significant additional costs.

The markets in which our laser systems compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, frequent new device introductions and evolving dental and surgical techniques. These changes could render our products uncompetitive or obsolete. The success of our existing and future products is dependent on the differentiation of our products from those of our competitors, the timely introduction of new products and the perceived benefit to the customer in terms of improved patient satisfaction and return on investment. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time consuming and uncertain. We cannot assure you that we will successfully identify new product opportunities, be financially or otherwise capable of completing the research and development required to bring new products to market in a timely manner or that products and technologies developed by others will not render our products obsolete.

The failure to attract and retain key personnel could adversely affect our business.

Our future success depends in part on the continued service of certain key personnel, including our Chief Executive Officer, our Executive Vice President responsible for sales, our Vice President of Research and Development and our Chief Financial Officer. We do not have employment agreements with any of our key employees, other than an employment agreement with our Chief Executive Officer, which expires in January 2004, and an employment agreement with our Executive Vice President responsible for sales, which can be terminated at will by the executive or by us.

Our success will also depend in large part on our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for certain employees, particularly development engineers, is intense despite the effects of the economic slowdown. We may be unable to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

Product liability claims against us could be costly and could harm our reputation.

The sale of dental and medical devices involves the inherent risk of product liability claims against us. We currently maintain product liability insurance on a per occurrence basis with a limit of $11 million per occurrence and $12 million in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. There is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us would cause our business to suffer.

We are exposed to risks associated with the recent worldwide economic slowdown and related uncertainties.

Concerns about decreased consumer and investor confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military activity have resulted in a downturn in the equity markets and a slowdown in economic conditions, both domestically and internationally, and have caused concern about the strength or longevity of an economic recovery. These unfavorable conditions could ultimately cause a slowdown in customer orders or cause customer order cancellations. In addition, recent political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could suffer.

We may not be able to secure additional financing to meet our future capital needs.

We expect to expend significant capital to further develop our products, increase awareness of our laser systems and our brand names and to expand our operating and management infrastructure as we increase sales in the United States and abroad. We may use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs, including the repayment of our debt obligations. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company and may affect the price of our common stock.

Certain provisions of our certificate of incorporation and stockholder rights plan could make it difficult for any party to acquire us, even though an acquisition might be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

In December 1998, we adopted a stockholder rights plan pursuant to which one preferred stock purchase right is distributed to our stockholders for each share of our common stock held by them. In connection with the stockholder rights plan, the Board of Directors may issue up to 500,000 shares of Series B Junior Participating Cumulative Preferred Stock. If any party acquires 15% or more of our outstanding common stock, the holders of these rights will be able to purchase the underlying junior participating preferred stock as a way to discourage, delay or prevent a change in control of our company.

In addition, under our certificate of incorporation, the Board of Directors has the power to authorize the issuance of up to 500,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Accordingly, our Board of Directors may issue preferred stock with terms that could have preference over and adversely affect the rights of holders of our common stock.

The issuance of any preferred stock may:

•	delay, defer or prevent a change in control of BioLase;

•	discourage bids for the common stock at a premium over the market price of our common stock;

•	adversely affect the voting and other rights of the holders of our common stock; and

•	discourage acquisition proposals or tender offers for our shares.

Our shares may be delisted if our stock price drops below $5.00 per share or if we otherwise fail to comply with applicable listing requirements.

We are required to maintain a stock price of approximately $5.00 per share in order to maintain our listing on the Nasdaq National Market. If our stock price drops below approximately $5.00 per share for an extended period of time or we are otherwise unable to satisfy the continued listing requirements of the Nasdaq National Market, our shares could be delisted from the Nasdaq National Market and the marketability, liquidity and price of our common stock would be adversely affected.

Risks Relating to Our Industry

Changes in government regulation or the inability to obtain or maintain necessary government approvals could harm our business.

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture and market products for human use, we must comply with regulations and safety standards set by the U.S. Food and Drug Administration and comparable state and foreign agencies. Regulations adopted by the U.S. Food and Drug Administration are wide ranging and govern, among other things, product design, development, manufacture and testing, labeling, storage, advertising and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. Failure to comply with applicable regulatory requirements of the U.S. Food and Drug Administration can result in an enforcement action which may include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses, reduce our revenue and profits, and result in operating losses.

If our customers cannot obtain third party reimbursement for their use of our products, they may be less inclined to purchase our products.

Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third party payors, such as private insurance or government programs. In the United States, third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices for dental services are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary, such as a cosmetic procedure, or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications such as tooth whitening. For the portion of dentists who rely heavily on third party reimbursement, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have a negative impact on our business, financial condition and results of operations.

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

Since February 3, 2003, we have not engaged in transactions to offset currency fluctuations, and we are at risk for changes in the value of the dollar relative to the Euro with respect to our obligation to repay the debt on our German facility. The value of the German facility itself as stated in dollars on our balance sheet will vary as the exchange rate of the dollar and the Euro varies. Our sales in Europe are denominated principally in Euros, and our sales in other international markets are denominated in dollars. As a result, an increase in the relative value of the dollar to the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. Additionally, since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. Our bank line of credit bears interest at a variable rate tied to LIBOR plus 2.25%, which makes the current effective interest rate 3.4% at August 31, 2003. A 10% increase in LIBOR would increase the effective interest rate from 3.4% to 3.5%, which would not result in a material difference to our interest expense on our outstanding bank debt of $1.8 million.

Item 8.	Financial Statements and Supplementary Data

All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Form 10-K/A, are presented beginning on Page F-1 and are incorporated herein by this reference.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days of the initial filing date of the Annual Report on Form 10-K for the year ended December 31, 2002, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated below in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K/A was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have been notified by our independent accountants that there exists a material weakness with respect to our internal controls surrounding our evaluation of the terms and conditions of our arrangements with our customers to determine the appropriate timing of revenue recognition. The registrant has modified and standardized its purchase order forms to conform to the revenue recognition criteria in SAB 101 and is implementing controls over future modifications to its purchase order forms.

PART III

Item 11.	Executive Compensation

The following table contains summary information concerning the annual compensation for the years ended December 31, 2000, 2001 and 2002 for our President and Chief Executive Officer, and our other executive officers who earned over $100,000 for the year ended December 31, 2002.

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options (#)
Jeffrey W. Jones President and Chief Executive Officer	2002 2001 2000	$240,000 240,000 240,000	$96,000 — —	(1)	$20,540 54,634 4,500	(2) (3) (4)	— 300,000 100,000

Keith G. Bateman Executive Vice President	2002 2001 2000	110,000 110,000 110,000	137,362 69,019 27,442	(5) (5) (5)	— — —		— 100,000 —

Edson J. Rood Vice President and Chief Financial Officer	2002 2001	150,000 64,435	— —		— —		— 200,000

(1)	Represents annual bonus equal to 0.5% of all sales revenue in excess of $10,000,000.
(2)	Represents car allowance of $17,640 and $2,900 of reimbursement for travel expenses.
(3)	Includes housing allowance of $42,000 in lieu of bonuses, car allowance of $8,134 and $4,500 of reimbursement for travel expenses.
(4)	Includes reimbursement for travel expenses.
(5)	Represents commissions earned.

Stock Options and Stock Appreciation Rights

No stock options or stock appreciation rights were granted to the named executive officers during 2002.

Fiscal Year-End Option Values

The following table provides information, with respect to the named executive officers, concerning unexercised options held by them at the end of 2002. None of the named executive officers exercised any stock options during 2002 and no stock appreciation rights were held by the named executive officers at the end of such year.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised in-the- Money Options at Fiscal Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey W. Jones	657,000	150,000	$1,754,055	$48,000
Keith G. Bateman	162,500	62,500	428,719	20,000
Edson J. Rood	100,000	100,000	110,000	110,000

(1)	Based on the market price of $5.49 per share, determined on the basis of the closing sale price per share of our common stock on the Nasdaq National Market on the last day of the fiscal year ended December 31, 2002, less the option exercise price payable per share, multiplied by the number of shares underlying the options.

Employment Contracts, Termination of Employment and Change in Control Arrangements

In January 2002, we entered into an employment agreement with Jeffrey W. Jones, our President and Chief Executive Officer. Under the terms of the employment agreement, Mr. Jones receives a base annual salary of $240,000. In addition, Mr. Jones earned a bonus equal to 0.50% of all 2002 sales in excess of $10,000,000 and will earn a bonus equal to 0.63% of all 2003 sales in excess of $20,000,000. Mr. Jones received a monthly housing allowance of $3,500 for the fiscal year 2002 for expenses incurred in maintaining a residence in California in connection with his employment with us. The housing allowance was in lieu of any bonus in 2001. Mr. Jones also is entitled to receive an automobile allowance, four weeks’ paid vacation per year, reimbursement of reasonable periodic travel expenses for traveling to and from his permanent residence in Wyoming, and other executive benefits. The term of Mr. Jones’ agreement ends on December 31, 2003, but his employment will continue on a calendar quarter to calendar quarter basis on the terms existing at that time until terminated on at least 90 days prior notice by either party, or until the employment agreement is amended, renewed or extended. We may immediately terminate the employment agreement at any time for cause as defined in the employment agreement. If we terminate Mr. Jones’ employment other than for cause, Mr. Jones will be entitled to receive severance pay in an amount equal to six to 12 months’ base salary.

In connection with the execution of his employment agreement, Mr. Jones received a stock option on December 20, 2001 to purchase 300,000 shares of our common stock at an exercise price of $5.17 per share, which was the fair market value of our common stock on December 20, 2001. The stock option vests at a rate of 12,500 shares per month and expires ten years from the date of grant, subject to earlier termination should Mr. Jones cease to provide service to us. If Mr. Jones’ employment is terminated by us other than for cause, the stock option will continue to vest for the longer of the balance of the calendar year in which the termination occurs or six months following the termination.

In Mr. Jones’ employment agreement, we agreed to indemnify Mr. Jones to the maximum extent permitted under Delaware law against any expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement (with our written consent which shall not be unreasonably withheld) actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, threatened or initiated against Mr. Jones by reason of the fact that he was serving as an officer, director, employee or agent of us or was serving at our request as an officer, director, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

In January 1999, we entered into an employment agreement with Keith G. Bateman, our Executive Vice President responsible for sales. The agreement is terminable at any time by us or Mr. Bateman. Under the agreement, we granted to Mr. Bateman options to purchase up to 100,000 shares of our common stock at a per share exercise price of $2.125, which are fully vested and exercisable. The agreement provided for an initial salary of $110,000. Mr. Bateman’s base salary was $110,000 for 1999 through 2002, and was increased to $150,000 for 2003. Mr. Bateman is currently entitled to receive a target bonus of up to $100,000 if he satisfies certain performance benchmarks. Under the terms of this agreement, in the event we are acquired or merged, the surviving entity either must offer Mr. Bateman a one-year employment agreement with at least equivalent compensation terms as he receives from us or must pay Mr. Bateman severance in an amount equal to his total compensation during the previous nine months, including base salary, commissions and bonus.

The Compensation Committee of our Board of Directors has the authority to provide for accelerated vesting of the shares of our common stock subject to any outstanding options held by the chief executive officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of us or the subsequent termination of the officer’s employment following the change of control event.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A beginning on the pages referenced below:

(1) Financial Statements:

(2) Financial Statement Schedule:

Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000 (Restated)	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K/A or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as Amended. (2)

3.2	Amended and Restated Bylaws. (3)

4.1	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BIOLASE Technology, Inc. (4)

4.2	Rights Agreement dated as of December 31, 1998 between the Registrant and U.S. Stock Transfer Corporation. (5)

4.4	Rights Agreement dated as of December 31, 1999, between the Registrant and U.S. Stock Transfer Corporation. (5)

4.5	1990 Stock Option Plan. (1)

4.6	1992 Stock Option Plan. (1)

4.7	1993 Stock Option Plan. (2)

4.8	2002 Stock Option Plan. (10)

10.1†	Employment Offer Letter dated January 8, 1999 from Jeffrey W. Jones, the Registrant’s Chief Executive Officer, to Keith G. Bateman, the Registrant’s Executive Vice President (8)

10.2	Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones (6)

10.3†	Asset Purchase Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH (9)

10.4	Agreement for the Purchase of a Built-Up Property, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH (6)

Exhibit Number	Description

10.5†	Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s Subsidiary, BIOLASE Europe GmbH (8)

10.6†	Letter modification to the January 29, 2002 Asset Purchase Agreement between Asclepion-Meditec AG and Registrant’s subsidiary BIOLASE Europe GmbH (7)

10.7†	Distribution Agreement, executed June 13, 2002 between Registrant and IBC GmbH (7)

10.8	Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)

10.09	Form of Purchase Order Terms and Conditions relating to domestic sales (effective for sales on or before August 4, 2003). (12)

10.10	Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003) (12)

10.11	Right of First Refusal Agreement dated November 15, 2001, between National Technology Leasing Corporation and BioLase Technology, Inc. (12)

10.12	BioLase and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and BioLase Technology, Inc. (12)

10.13	Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation (12)

10.14	Credit Agreement dated May 14, 2003, between Bank of the West and BioLase Technology, Inc.(12)

21.1	Subsidiaries of the Registrant (11)

23.1	Consent of Independent Accountants (12)

24.1	Power of Attorney (included in Signature page)

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (12)

31.2	Certification of Edson J. Rood pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (12)

32.1	Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.
(2)	Filed with the Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.
(3)	Filed with the Registrant’s Quarterly Report on Form 10-QSB filed September 15, 1995 and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-QSB filed November 19, 1996 and incorporated herein by reference.
(5)	Filed with the Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002 and incorporated herein by reference.
(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2002 and incorporated herein by reference.
(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed July 24, 2002 and incorporated herein by reference.

(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed September 13, 2002 and incorporated herein by reference.
(10)	Filed with the Registrant’s Definitive Proxy Statement filed April 22, 2002 and incorporated herein by reference.
(11)	Filed with Registrant’s Report on Form 10-K filed March 24, 2003 and incorporated herein by reference.
(12)	Filed herewith.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2003	BIOLASE TECHNOLOGY, INC., A Delaware Corporation (registrant)

	By:	/s/ JEFFREY W. JONES
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JEFFREY W. JONES	President, Chief Executive Officer and
Jeffrey W. Jones	Director (Principal Executive Officer)	September 16, 2003

/s/ FEDERICO PIGNATELLI	Director and Chairman of the Board	September 16, 2003
Federico Pignatelli

/s/ WILLIAM A. OWENS	Director	September 16, 2003
William A. Owens

/s/ GEORGE V. D’ARBELOFF	Director	September 16, 2003
George V. d’Arbeloff

/s/ EDSON J. ROOD	Vice President and Chief Financial Officer	September 16, 2003
Edson J. Rood	(Principal Financial and Accounting Officer)

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Accountants

To the Board of Directors and Stockholders of

BioLase Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioLase Technology, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its consolidated financial statements at December 31, 2002 and 2001 and for each of the three years ended December 31, 2002 to correct the timing of revenue recognition.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California

February 10, 2003, except for Note 2,

        as to which the date is September 3, 2003

BIOLASE TECHNOLOGY, INC.

	December 31,
	2002	2001
	(Restated – Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,940,000	$2,670,000
Accounts receivable, less allowance of $202,000 and $108,000 in 2002 and 2001, respectively	4,983,000	2,182,000
Inventories, net of reserves of $239,000 and $232,000 in 2002 and 2001, respectively	2,792,000	1,887,000
Deferred charges on product shipped	1,415,000	605,000
Prepaid expenses and other current assets	1,028,000	260,000

Total current assets	14,158,000	7,604,000

Property, plant and equipment, net	1,733,000	392,000
Patents and trademarks, net	67,000	91,000
Other assets	45,000	166,000

Total assets	$16,003,000	$8,253,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	2,082,000	1,656,000
Accrued liabilities	3,580,000	1,976,000
Customer deposits	329,000	290,000
Deferred revenue on product shipped	3,674,000	1,626,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	1,220,000	—

Total current liabilities	12,740,000	7,403,000

Deferred gain on sale of building	142,000	205,000

Total liabilities	12,882,000	7,608,000

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—20,131,000 shares in 2002 and 19,734,000 shares in 2001	20,000	20,000
Additional paid-in capital	49,497,000	48,462,000
Accumulated other comprehensive loss	(57,000)	—
Accumulated deficit	(46,339,000)	(47,837,000)

Total stockholders’ equity	3,121,000	645,000

Total liabilities and stockholders’ equity	$16,003,000	$8,253,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31, (Restated – Note 2)
	2002	2001	2000
Net sales	$27,257,000	$16,546,000	$9,495,000
Cost of sales	10,485,000	6,938,000	4,816,000

Gross profit	16,772,000	9,608,000	4,679,000

Other income	63,000	79,000	—

Operating expenses:
Sales and marketing	10,729,000	7,314,000	4,211,000
General and administrative	3,010,000	2,011,000	1,841,000
Engineering and development	1,684,000	1,520,000	2,288,000

Total operating expenses	15,423,000	10,845,000	8,340,000

Income (loss) from operations	1,412,000	(1,158,000)	(3,661,000)
Gain on foreign currency transactions	51,000	—	—
Gain on forward exchange contract	152,000	—	—
Interest income	18,000	44,000	69,000
Interest expense	(135,000)	(167,000)	(163,000)

Income (loss) before cumulative effect of change in accounting principle	1,498,000	(1,281,000)	(3,755,000)
Cumulative effect of change in accounting principle	—	—	(34,000)

Net income (loss)	$1,498,000	$(1,281,000)	$(3,789,000)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.08	$(0.07)	$(0.20)
Diluted	$0.07	$(0.07)	$(0.20)

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$0.00
Diluted	$—	$—	$0.00

Net income (loss) per share:
Basic	$0.08	$(0.07)	$(0.20)
Diluted	$0.07	$(0.07)	$(0.20)

Shared used in computing net income (loss) per share:
Basic	19,929,000	19,510,000	19,171,000
Diluted	21,303,000	19,510,000	19,171,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	—	$—	17,583,000	$41,827,000	$—	$(42,767,000)	$(940,000)
Private placement of common stock, net	—	—	1,250,000	2,450,000	—	—	2,450,000
Issuance of stock and warrants for earned services	—	—	37,000	73,000	—	—	73,000
Cancellation of stock	—	—	(525,000)	—	—	—	—
Exercise of stock options	—	—	203,000	322,000	—	—	322,000
Exercise of warrants	—	—	819,000	2,879,000	—	—	2,879,000
Net loss (restated)	—	—	—	—	—	(3,789,000)	(3,789,000)

Balances at December 31, 2000 (Restated – Note 2)	—	—	19,367,000	47,551,000	—	(46,556,000)	995,000
Issuance of stock and warrants for earned services	—	—	20,000	128,000	—	—	128,000
Exercise of stock options	—	—	172,000	367,000	—	—	367,000
Exercise of warrants	—	—	175,000	436,000	—	—	436,000
Net loss (restated)	—	—	—	—	—	(1,281,000)	(1,281,000)

Balances at December 31, 2001 (Restated – Note 2)	—	—	19,734,000	48,482,000	—	(47,837,000)	645,000
Exercise of stock options	—	—	182,000	472,000	—	—	472,000
Exercise of warrants	—	—	215,000	563,000	—	—	563,000
Comprehensive income (loss):
Net income (restated)	—	—	—	—	—	1,498,000	1,498,000
Foreign currency translation adjustment	—	—	—	—	(57,000)	—	(57,000)

Total comprehensive income (restated)	—	—	—	—	(57,000)	1,498,000	1,441,000

Balances at December 31, 2002 (Restated – Note 2)	—	$—	20,131,000	$49,517,000	$(57,000)	$(46,339,000)	$3,121,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31, (Restated – Note 2)
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,498,000	$(1,281,000)	$(3,789,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	(34,000)
Issuance of common stock and warrants for earned services	—	127,000	73,000
Depreciation and amortization	246,000	165,000	166,000
Gain on disposal of assets	(63,000)	(43,000)	—
Unrealized gain on forward exchange contract	(152,000)	—	—
Provision (benefit) for bad debts	283,000	133,000	20,000
Provision for inventory excess and obsolescence	7,000	108,000	326,000
Changes in assets and liabilities:
Accounts receivable	(3,084,000)	(1,441,000)	(530,000)
Inventory	(912,000)	(773,000)	(889,000)
Deferred charges on product shipped	(810,000)	(497,000)	(108,000)
Prepaid expenses and other assets	(495,000)	(242,000)	(12,000)
Accounts payable and accrued expenses	2,030,000	1,276,000	514,000
Deferred revenue on product shipped	2,048,000	1,341,000	285,000
Customer deposits	39,000	90,000	200,000

Net cash provided by (used in) operating activities	635,000	(1,037,000)	(3,778,000)

Cash flows from investing activities:
Additions to property, plant and equipment	(478,000)	(154,000)	(1,069,000)
Additions to patents and licenses	—	(10,000)	—
Proceeds from the sale of property, plant and equipment	—	2,261,000	—

Net cash (used in) provided by investing activities	(478,000)	2,097,000	(1,069,000)

Cash flows from financing activities:
Borrowings under a line of credit, net	—	—	450,000
Payments on mortgage note payable	—	(1,195,000)	(5,000)
Payments on note payable	—	—	(428,000)
Proceeds from issuance of common stock, net	—	—	2,450,000
Proceeds from exercise of stock options and warrants	1,035,000	803,000	3,201,000

Net cash provided by (used in) financing activities	1,035,000	(392,000)	5,668,000

Effect of exchange rate changes on cash	78,000	—	—
Increase in cash and cash equivalents	1,270,000	668,000	821,000
Cash and cash equivalents at beginning of period	2,670,000	2,002,000	1,181,000

Cash and cash equivalents at end of period	$3,940,000	$2,670,000	$2,002,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$51,000	$130,000	$148,000

Cash paid during the period for taxes	$2,000	$2,000	$2,000

Non-cash financing activities:
Conversion of accrued expenses to a note payable	$—	$—	$428,000
Issuance of debt to purchase manufacturing facility	—	—	1,200,000
Debt incurred in connection with acquisition of production facility	1,000,000	—	—

	$1,000,000	$—	$1,628,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTE 1—BASIS OF PRESENTATION

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

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of December 31, 2002 and December 31, 2001 and for each of the three years in the period ended December 31, 2002 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. We have reflected the impact of this change, as measured at January 1, 2000, as the cumulative effect of a change in accounting principle for the adoption of SAB 101. The $34,000 cumulative effect of change in accounting principle was recognized as income during the year ended December 31, 2000. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions. Our revenue recognition policy in Note 3 has been revised to reflect these changes.

As a result of the restatement, our net revenue for 2002 decreased by $1.9 million, our gross profit decreased by $1.3 million and our net income was reduced by $1.1 million ($0.05 per fully diluted share). For 2001, our net revenue decreased by $1.3 million our gross profit decreased by $980,000 and our net loss increased by $873,000 ($0.05 per fully diluted share). In 2000 our net loss increased by $61,000 ($0.01 per fully diluted share).

BIOLASE TECHNOLOGY, INC.

The statements of operations have been restated as follows:

Year Ended December 31, 2002	As Reported	Restated
Net sales	$29,199,000	$27,257,000
Cost of sales	11,102,000	10,485,000
Operating expenses	15,616,000	15,423,000
Income from operations	2,481,000	1,412,000
Net income	$2,630,000	$1,498,000
Net income per share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.07

Year Ended December 31, 2001	As Reported	Restated
Net sales	$17,887,000	$16,546,000
Cost of sales	7,299,000	6,938,000
Operating expenses	10,952,000	10,845,000
Loss from operations	(364,000)	(1,158,000)
Net loss	$(408,000)	$(1,281,000)
Net loss per share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

Year Ended December 31, 2000	As Reported	Restated
Net sales	$9,657,000	$9,495,000
Cost of sales	4,829,000	4,816,000
Operating expenses	8,462,000	8,340,000
Loss from operations	(3,634,000)	(3,661,000)
Loss before cumulative effect of change in accounting principle	(3,728,000)	(3,755,000)
Cumulative effect of change in accounting principle	—	(34,000)
Net loss	$(3,728,000)	$(3,789,000)
Cumulative effect of change in accounting principle per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net loss per share:
Basic	$(0.19)	$(0.20)
Diluted	$(0.19)	$(0.20)

The balance sheets have been restated as follows:

December 31, 2002	As Reported	Restated
Working capital	$3,484,000	$1,418,000
Total assets	14,395,000	16,003,000
Stockholders’ equity	5,187,000	3,121,000

December 31, 2001	As Reported	Restated
Working capital	$1,135,000	$201,000
Total assets	7,561,000	8,253,000
Stockholders’ equity	1,579,000	645,000

BIOLASE TECHNOLOGY, INC.

NOTE 3 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We continually monitor events and changes in circumstances, which could indicate that the carrying balances of property, plant and equipment may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable and other accrued expenses that approximate fair value because of the short maturity of these items. The fair value of the foreign currency forward contracts is estimated by obtaining quotes from banks.

BIOLASE TECHNOLOGY, INC.

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

Derivative Financial Instruments

Our derivative financial instruments, consisting of forward exchange contracts in European Euros, are recorded at their fair value on the balance sheet, included in other assets. Our foreign exchange forward contracts are not designated as hedges pursuant to Statement of Financial Accounting Standards (“SFAS”) 133. Changes in the fair value of derivatives that do not qualify for hedge treatment must be recognized currently in earnings.

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

Revenue Recognition

We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue for products sold domestically when we have received a purchase order, the price is fixed or determinable, and payment has been received due to a clause in our purchase order that states title transfers upon payment in full. We recognize revenue for products sold internationally through our direct sales force when we have received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is probable and installation has been completed, which is when the customer is obligated to pay. We recognize revenue for products sold through our distributors internationally when we have received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is probable and the product has been delivered. Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year.

Deferred charges on product shipped represent the cost of inventory shipped to customers for which revenue and the related cost of sales have not been recognized since payment has not been received or the installation has not been completed. Deferred revenue on product shipped represents products shipped to customers for which revenue has not yet been recognized.

Provision for Warranty Expense

Products sold directly to end-users are under warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months with additional coverage on certain components for up to two years. We estimate warranty costs at the time of product shipment based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

BIOLASE TECHNOLOGY, INC.

Changes in the product warranty accrual for the year ended December 31, 2002 was as follows:

Warranty accrual, December 31, 2001	$561,000
Change in liability for warranties issued during the period	1,213,000
Warranty expenditures	(1,149,000)

Warranty accrual, December 31, 2002	$625,000

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales. Charges for shipping and handling are included as part of sales.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2002, 2001 and 2000, were approximately $939,000, $609,000 and $420,000, respectively.

Engineering and Development

Engineering and development costs related to both present and future products are expensed as incurred.

Income Taxes

Differences between accounting for financial statement purposes and accounting for tax return purposes are stated as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have established valuation allowances to reduce deferred tax assets until it is more likely than not those assets will be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

BIOLASE TECHNOLOGY, INC.

If we had recognized compensation cost at the date of grant, our pro-forma net income (loss) and pro-forma income (loss) per share would have been as follows:

	(Restated – Note 2)
	2002	2001	2000
Net income (loss), as reported	$1,498,000	$(1,281,000)	$(3,789,000)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,258,000)	(935,000)	(462,000)

Pro forma net income (loss)	$240,000	$(2,216,000)	$(4,251,000)

Net income (loss) per share:
Basic – as reported	$0.08	$(0.07)	$(0.20)
Basic – pro forma	$0.01	$(0.11)	$(0.22)

Diluted – as reported	$0.07	$(0.07)	$(0.20)
Diluted – pro forma	$0.01	$(0.11)	$(0.22)

Shares used in computing net income (loss) per share:
Basic	19,929,000	19,510,000	19,171,000
Diluted	21,303,000	19,510,000	19,171,000

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Expected term (years)	3.50	3.50	3.50
Volatility	84%	64%	83%
Annual dividend per share	$0.00	$0.00	$0.00
Risk free interest rate	3.05%	4.68%	6.21%
Weighted-average fair value of options granted	$2.97	$2.19	$1.34

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

Income (Loss) Per Share—Basic and Diluted

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

BIOLASE TECHNOLOGY, INC.

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included in the statement of stockholders’ equity. Accumulated other comprehensive loss consist of the effect of foreign currency translation adjustments.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The significant items from SFAS 145 that are relevant to the Company are the provisions regarding extinguishment of debt and the accounting for sale-leaseback transactions. The provisions of this statement are applicable for financial statements issued on or subsequent to May 15, 2002. The adoption of this statement did not have a significant impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. We expect that adoption of this statement will not have a significant impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We will adopt Issue No. 00-21 in the quarter beginning July 1, 2003. We do not believe that the adoption of Issue No. 00-21 will have a material impact to our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. We expect that the adoption of this statement will not have a significant impact on our consolidated financial statements.

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

BIOLASE TECHNOLOGY, INC.

NOTE 4—SUPPLEMENTARY BALANCE SHEET INFORMATION

	2002	2001
INVENTORIES:
Materials	$1,124,000	$1,020,000
Work-in-process	695,000	656,000
Finished goods	973,000	211,000

Inventories	$2,792,000	$1,887,000

PROPERTY, PLANT AND EQUIPMENT, NET:
Land	$288,000	$—
Building	792,000	—
Leasehold improvements	89,000	54,000
Equipment and computers	763,000	448,000
Furniture and fixtures	184,000	202,000

Total	2,116,000	704,000
Less accumulated depreciation	(383,000)	(312,000)

Property, plant and equipment, net	$1,733,000	$392,000

PATENTS AND TRADEMARKS, NET:
Patents	$112,000	$112,000
Trademarks	69,000	69,000

Total	181,000	181,000
Less accumulated amortization	(114,000)	(90,000)

Patents and trademarks, net	$67,000	$91,000

ACCRUED LIABILITIES:
Payroll and benefits	$1,320,000	$652,000
Warranty expense	625,000	561,000
Insurance	318,000	—
Sales taxes	853,000	411,000
Other deferred revenue	180,000	37,000
Other	284,000	315,000

Accrued liabilities	$3,580,000	$1,976,000

NOTE 5—DEBT

At December 31, 2002, we had $1,792,000 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings of up to $1.8 million for financing inventories and is collateralized by substantially all accounts receivable and inventories. The interest rate is based upon LIBOR plus 0.5%. At December 31, 2002, the interest rate on the outstanding balance was 1.92%. The effective interest rate for the year ended December 31, 2002, including the amortization of the fair value of warrants in connection with issuing our line of credit was 7.5%. The revolving credit agreement expires on July 31, 2003.

In February 2002, our wholly owned subsidiary, BIOLASE Europe, purchased a production facility in Germany for $1,000,000 payable in Euros at the conversion rate of 0.8591. We are required to make a payment of

BIOLASE TECHNOLOGY, INC.

Euros 582,000 by April 1, 2003. We are currently negotiating with the seller and a third party for that third party to pay between $300,000 and $500,000 of the purchase price in exchange for certain rights that would be granted to the third party. If we are not able to reach an agreement in this regard, we will be required to make another installment of $150,000 on September 30, 2003. The balance of amounts owed, if any, will be due by December 1, 2003. At December 31, 2002, the balance outstanding was Euros 1,164,000 or $1,220,000.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

Litigation

On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. (“AMT”). In the lawsuit, we allege that AMT is infringing certain patents owned by us, which relate to the use of laser and water technology in the medical and dental fields. The Company’s claims arise out of AMT’s offer to sell and the sale in the United States of a dental device that uses laser and water technology. In the lawsuit, we are seeking an award of monetary damages and injunctive relief against AMT. While we believe that the case is meritorious, there is no assurance that we will achieve a favorable outcome. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

From time to time, we are involved in other legal proceedings incidental to our business. We believe that our pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

BIOLASE TECHNOLOGY, INC.

Concentration of Credit Risk and Key Suppliers

Significant customers consisted primarily of international distributors. We have distributorship agreements for dental lasers in Europe, Australia, the Middle East, the Far East, Canada and Mexico. For the years ended December 31, 2002, 2001 and 2000, export sales were $6.8 million, $3.3 million and $4.2 million, respectively. Sales in Asia, Pacific Rim countries and Australia accounted for approximately 12% of our revenue in 2002, while sales in Europe and Canada accounted for 11% and 1% of our 2002 revenue, respectively. In 2001, sales in Europe accounted for approximately 9% of revenue for the year, whereas sales in Asia and Pacific Rim countries accounted for approximately 8% of the revenue. In 2000, sales in Europe accounted for approximately 24% of our revenue for the year, and sales in Asia and Pacific Rim countries accounted for approximately 11% of the revenue for the year. Many of the dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Approximately 36%, 43% and 38% of our revenue in 2002, 2001 and 2000 were generated from dentists who financed their purchase through one leasing company. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated sales in 2002. Sales to one distributor accounted for 11% and 13% of consolidated sales in 2001 and 2000, respectively.

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

Accounts receivable concentrations have resulted from sales activity to three distributors in addition to the one leasing company mentioned above. Accounts receivable for such distributors totaled approximately $838,000, $517,000 and $529,000, respectively, at December 31, 2002, 2001 and 2000. Accounts receivable for the one leasing company totaled $936,000, $628,000 and $333,000 respectively at December 31, 2002, 2001 and 2000. No other single customer accounted for more than 10% of our accounts receivable at December 31, 2002, 2001 or 2000.

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Financing

In March 2000, we raised equity capital through private offerings as follows:

Year Ended December 31,	Number of Shares of Common Stock	Net Cash Consideration
2000	1,250,000	$2,450,000

In March 2000, we issued 1,250,000 shares of common stock and 625,000 stock purchase warrants in a private placement. An additional 63,000 warrants were issued in connection with the placement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and was originally scheduled to expire on March 31, 2002, but has subsequently been extended to June 30, 2003. During 2002, 165,000 of these warrants were exercised, leaving a balance outstanding as of December 31, 2002 of 523,000.

BIOLASE TECHNOLOGY, INC.

We have also issued common stock and warrants as compensation in connection with the annual extensions of our bank line of credit as follows:

Year	Shares of Stock	Warrants	Valuation
2000	37,000	100,000	$115,000
2001	20,000	—	$95,000

The value of the stock and warrants issued for services is charged to expense as compensation for services. The value of shares issued in December 2001 was charged to interest expense during 2002.

The following table summarizes warrant activity:

	Shares	Weighted- Average Exercise Price Per share
Warrants outstanding, December 31, 1999	1,548,000	$3.66
Issuance of warrants	787,500	2.87
Exercise of warrants	(819,150)	3.51
Expired warrants	(75,000)	4.67

Warrants outstanding, December 31, 2000	1,441,350	3.32
Issuance of warrants	50,000	3.00
Exercise of warrants	(175,000)	2.50
Expired warrants	(428,850)	3.00

Warrants outstanding, December 31, 2001	887,500	2.50
Exercise of warrants	(215,000)	2.62

Warrants outstanding, December 31, 2002	672,500	$2.46

The following table summarizes additional information about the warrants, which are outstanding as of December 31, 2002:

Shares	Expiration Date	Exercise Price
522,500	June 30, 2003	$2.50
50,000	June 30, 2003	$3.00
100,000	December 1, 2003	$2.00

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

BIOLASE TECHNOLOGY, INC.

Preferred Stock

The Board of Directors, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of our preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. None of the preferred stock is outstanding.

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

BIOLASE TECHNOLOGY, INC.

The following table summarizes option activity:

	Shares	Weighted-Average Exercise Price Per Share
Options outstanding, December 31, 1999	2,136,000	$2.35
Granted at fair market value	271,000	2.26
Granted above fair market value	281,000	2.23
Exercised	(203,000)	1.59
Cancelled	(175,000)	2.14
Forfeited	(174,000)	2.96

Options outstanding, December 31, 2000	2,136,000	2.19
Granted at fair market value	971,000	4.37
Granted above fair market value	25,000	2.50
Exercised	(172,000)	2.13
Forfeited	(206,000)	2.59

Options outstanding, December 31, 2001	2,754,000	3.08
Granted at fair market value	338,000	5.05
Exercised	(182,000)	2.59
Forfeited	(22,000)	4.15

Options outstanding, December 31, 2002	2,888,000	$3.34

Options exercisable, December 31, 2000	1,675,000	$2.40
Options exercisable, December 31, 2001	1,885,000	$2.44
Options exercisable, December 31, 2002	2,185,000	$2.87

BIOLASE TECHNOLOGY, INC.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2002:

Options outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.75 to 3.95	1,781,000	$2.35	5.84	1,727,000	$2.33
$4.00 to 6.59	1,107,000	$4.92	4.82	458,000	$4.89

	2,888,000			2,185,000

In addition to the options granted under our stock option plans, we have issued options to certain other individuals through various agreements. Options to purchase 90,000 shares of common stock were outstanding at December 31, 1999; 2,500 options with a weighted average exercise price of $12.00 expired in 2002, leaving 87,500 options with a weighted average exercise price of $9.71 outstanding and exercisable at December 31, 2002 and scheduled to expire in 2003.

During 2001, options to purchase 35,000 shares of common stock were granted to non-employees for services valued at $17,000. The fair value of these options was charged to operating expense in 2001.

NOTE 8 – INCOME TAXES

The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31:

	2002	2001	2000
Current:
Federal	$—	$—	$—
State	2,000	2,000	2,000

	2,000	2,000	2,000
Deferred:
Federal	—	—	—
State	—	—	—

	$2,000	$2,000	$2,000

The foregoing tax provisions are included in general and administrative expense in the accompanying consolidated statements of operations.

BIOLASE TECHNOLOGY, INC.

The tax effects of temporary differences that give rise to the deferred tax provision for the years ended December 31 are as follows:

	2002	2001	2000
Property and equipment	$38,000	$7,000	$(5,000)
Capitalized intangible assets	194,000	(39,000)	227,000
Reserves not currently deductible	148,000	28,000	131,000
Inventories	61,000	40,000	79,000
Deferred revenue on product shipped	456,000	395,000	22,000
Capital loss carryforward	—	—	(275,000)
Research and development credits	(114,000)	616,000	—
Net operating losses	(898,000)	(603,000)	1,286,000

	(115,000)	444,000	1,465,000
Change in valuation allowance	115,000	(444,000)	(1,465,000)

	$—	$—	$—

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2002	2001	2000
Statutory regular federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Stock options	24.7%	(13.1%)	(4.5%)
Change in valuation allowance	21.5%	51.1%	38.1%
Other	(12.2%)	(4.0%)	0.4%

Total	0.0%	0.0%	0.0%

The components of the deferred income tax assets are as follows at December 31:

	2002	2001
Property and equipment	$208,000	$170,000
Capitalized intangible assets	1,247,000	1,053,000
Reserves not currently deductible	637,000	489,000
Inventories	203,000	142,000
Deferred revenue on product shipped	873,000	417,000
State taxes	1,000	1,000
Research and development credits	502,000	616,000
Net operating losses	12,529,000	13,427,000

	16,200,000	16,315,000
Valuation allowance	(16,200,000)	(16,315,000)

Total	$—	$—

BIOLASE TECHNOLOGY, INC.

We have established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets and at such time as it is determined that such assets are realizable, the valuation allowance will be reduced.

BIOLASE TECHNOLOGY, INC.

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

NOTE 9 – SUBSEQUENT EVENTS (UNAUDITED)

We are involved in two related patent lawsuits with Diodem, LLC, a California limited liability company. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem. In this lawsuit we are seeking a judicial declaration against Diodem that technology we use in our laser systems does not infringe four patents owned by Diodem. Diodem was founded by the former chief executive officer of Premier Laser Systems, Inc., a medical laser company which filed for bankruptcy protection in March 2000. Diodem claims to have acquired the four patents at issue in the case from Premier Laser. On May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. Diodem alleges that our technology, including the technology used in our Waterlase system, infringes the four patents it acquired from Premier Laser. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages.

Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem.

On May 14, 2003 we entered into a $5,000,000 credit facility with a bank. The new facility is for a term of one year, bears interest at LIBOR plus 2.25% and is secured by all of our assets. Approximately $1,800,000 was drawn immediately to pay off our previous bank line of credit. We are not in compliance with three covenants required under our new facility: timely reporting of our financial statements for the period ended June 30, 2003, minimum tangible net equity, and the ratio of total liabilities to tangible net equity. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003.

On May 21, 2003 we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc. (AMT) for approximately $5,765,000. Consideration was $1,825,000 cash, $134,000 in costs directly attributable to the acquisition and 307,500 shares of stock valued at $12.38 per share based on the average closing price between May 19 and May 23, 2003. The assets included dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. The purchase price will be allocated to the tangible and identifiable intangible assets acquired based on their fair value with any residual amount recorded as goodwill. As a part of the purchase transaction, we and AMT agreed to dismiss with prejudice the lawsuit we had filed in October 2002 against AMT which alleged infringement of certain of our patents.

BIOLASE TECHNOLOGY, INC.

	Allowance for Doubtful Accounts (A)	Reserve for Excess and Obsolete Inventory	Valuation Allowance for Deferred Tax Asset (A)
Balances at December 31, 1999	$118,000	$309,000	$14,406,000
Charged (benefit) to operations	(14,000)	326,000	1,465,000
Write-offs	(99,000)	(185,000)	—

Balances at December 31, 2000, (Restated – Note 2)	5,000	450,000	15,871,000
Charged to operations	133,000	108,000	444,000
Write-offs	(30,000)	(326,000)	—

Balances at December 31, 2001, (Restated – Note 2)	108,000	232,000	16,315,000
Charged to operations	283,000	7,000	(115,000)
Write-offs	(189,000)	—	—

Balances at December 31, 2002, (Restated – Note 2)	$202,000	$239,000	$16,200,000

(A)	The allowance for doubtful accounts as originally filed was $121,000, $195,000 and $395,000 as of December 31, 2000, 2001 and 2002, respectively. The valuation allowance for deferred tax assets as originally filed was $15,849,000, $15,898,000 and $15,327,000 as of December 31, 2000, 2001 and 2002, respectively.