Form 10-Q/A
period 2003-03-31
BIOLASE TECHNOLOGY INC
filed 2003-09-17
CIK 811240

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No X

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No [ ]

     Number of shares outstanding of the registrant's common stock, $0.001 par value, as of August 31, 2003: 21,539,571.

================================================================================

                            BIOLASE TECHNOLOGY, INC.
               AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                    INDEX*

                                                                                                          Page
                                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 (Restated).................4

           Consolidated Statements of Operations for the three months ended March 31, 2003 and March 31, 2002 (Restated).....................................................................5

           Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002 (Restated).....................................................................6

           Notes to Consolidated Financial Statements........................................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............13

           Risk Factors.....................................................................................21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................29

Item 4.    Controls and Procedures..........................................................................29

                                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................31

Item 6.    Exhibits and Reports on Form 8-K.................................................................32

           Signatures.......................................................................................33

----------
* This Form 10-Q/A amends only items identified in the Index, and no other information included in the Company's Quarterly Report on Form 10-Q is amended hereby.

                                INTRODUCTORY NOTE

        As reported in the press release in the report of BioLase Technology, Inc. (the "Company") on Form 8-K filed August 14, 2003, the Company decided to seek guidance from the Securities and Exchange Commission ("SEC") regarding the accounting effect of certain language in the Company's purchase order forms. To protect the Company's right to payment, the forms stated that title to goods transferred to the customer upon receipt of full payment. Legally this language only provided the Company a lien to secure payment.

        One of the revenue recognition criteria of Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer. Historically, the Company recognized revenue when it received a purchase order, goods were shipped and the other criteria for revenue recognition were met. As reported in the press release in the Company's report on Form 8-K filed August 29, 2003, the Company is amending previously filed financial statements for all periods subsequent to the effective date of SAB 101 to recognize revenue with respect to domestic customers upon receipt of full payment. It was determined that under an interpretation of SAB 101 the language in the Company's purchase order regarding title prevents revenue from being recognized until full payment is received. In addition, the Company is amending its previously filed financial statements to recognize revenue with respect to direct European customers upon installation of the equipment, which is when the customer is obligated to pay, and not at the time of shipment.

        The purpose of this Amendment No. 1 on Form 10-Q/A is to:

        (i) restate the Company's consolidated financial statements as of March 31, 2003 and for the three months then ended; and

        (ii) modify certain disclosures in response to comments from the SEC in connection with the Company's registration statement on Form S-3 filed on June 19, 2003 for the Company's proposed stock offering.

        The Company is filing amended Quarterly Reports on Form 10-Q/A to restate the Company's financial statements for the interim periods ended March 31, 2002 through March 31, 2003. The Company is also filing its Quarterly Report on Form 10-Q for the period ended June 30, 2003, which was delayed while the Company sought SEC guidance on the revenue recognition issue. The Company will also file an amendment to its Current Report on Form 8-K/A relating to its acquisition of the American Dental Laser product line of American Medical Technologies, which was initially filed on June 4, 2003, and subsequently amended on June 23, 2003 and August 1, 2003.

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

        Except where this report indicates that information is as of March 31, 2003 or another specific date, the information in this Form 10-Q/A speaks as of the filing date of this Form 10-Q/A. This report should be read in conjunction with Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 and with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as well as the Company's subsequent filings.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            BIOLASE TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2003              2002
                                                                             --------------    --------------
                                                                                   (Restated - Note 2)
ASSETS
Current assets:
  Cash and cash equivalents ..............................................   $    5,811,000    $    3,940,000
  Accounts receivable, less allowance of $226,000 and $202,000
   in 2003 and 2002, respectively ........................................        3,833,000         4,983,000
  Inventories, net of reserves of $346,000 and $239,000 in 2003 and
   2002, respectively ....................................................        3,690,000         2,792,000
  Deferred charges on product shipped ....................................        1,152,000         1,415,000
  Prepaid expenses and other current assets ..............................          862,000         1,028,000
                                                                             --------------    --------------
  Total current assets ...................................................       15,348,000        14,158,000

Property, plant and equipment, net .......................................        1,750,000         1,733,000
Patents and trademarks, net ..............................................           61,000            67,000
Other assets .............................................................           39,000            45,000
                                                                             --------------    --------------
  Total assets ...........................................................   $   17,198,000    $   16,003,000
                                                                             ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit .........................................................   $    1,792,000    $    1,792,000
  Accounts payable .......................................................        1,669,000         2,082,000
  Accrued liabilities ....................................................        3,243,000         3,580,000
  Customer deposits ......................................................          294,000           329,000
  Deferred revenue on product shipped ....................................        3,079,000         3,674,000
  Deferred gain on sale of building, current portion .....................           63,000            63,000
  Debt ...................................................................        1,257,000         1,220,000
                                                                             --------------    --------------
  Total current liabilities ..............................................       11,397,000        12,740,000

Deferred gain on sale of building ........................................          126,000           142,000
                                                                             --------------    --------------
  Total liabilities ......................................................       11,523,000        12,882,000

Stockholders' equity:
  Preferred stock, par value $0.001, 1,000,000 shares authorized,
   no shares issued and outstanding ......................................                -                 -
  Common stock, par value $0.001, 50,000,000 shares authorized;
   issued and outstanding - 20,773,000 shares in 2003 and 20,131,000
   shares in 2002 ........................................................           21,000            20,000
  Additional paid-in capital .............................................       51,136,000        49,497,000
  Accumulated other comprehensive loss ...................................          (83,000)          (57,000)
  Accumulated deficit ....................................................      (45,399,000)      (46,339,000)
                                                                             --------------    --------------
  Total stockholders' equity .............................................        5,675,000         3,121,000
                                                                             --------------    --------------
  Total liabilities and stockholders' equity .............................   $   17,198,000    $   16,003,000
                                                                             ==============    ==============

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           (Restated - Note 2)
                                                                    --------------------------------
                                                                         2003              2002
                                                                    --------------    --------------
Net sales .......................................................   $    9,198,000    $    5,011,000
Cost of sales ...................................................        3,347,000         1,898,000
                                                                    --------------    --------------
  Gross profit ..................................................        5,851,000         3,113,000
                                                                    --------------    --------------
Other income ....................................................           16,000            16,000
                                                                    --------------    --------------
Operating expenses:
  Sales and marketing ...........................................        3,625,000         2,074,000
  General and administrative ....................................          844,000           474,000
  Engineering and development ...................................          512,000           419,000
                                                                    --------------    --------------
    Total operating expenses ....................................        4,981,000         2,967,000
                                                                    --------------    --------------
Income from operations ..........................................          886,000           162,000

Gain on foreign currency transactions ...........................           46,000                 -
Gain on forward exchange contract ...............................           22,000                 -
Interest income .................................................            5,000             3,000
Interest expense ................................................          (19,000)          (33,000)
                                                                    --------------    --------------
Net income ......................................................   $      940,000    $      132,000
                                                                    ==============    ==============

NET INCOME PER SHARE:
  Basic .........................................................   $         0.05    $         0.01
  Diluted .......................................................   $         0.04    $         0.01

SHARES USED IN COMPUTING NET INCOME PER SHARE:
  Basic .........................................................       20,383,000        19,791,000
  Diluted .......................................................       21,898,000        21,404,000

See accompanying notes to consolidated financial statements.

                            BIOLASE TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 (Restated - Note 2)
                                                                          --------------------------------
                                                                               2003              2002
                                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................   $      940,000    $      132,000
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization .....................................           65,000            40,000
    Gain on disposal of assets ........................................          (16,000)          (16,000)
    Gain on foreign exchange contract .................................          (22,000)               --
    Provision (benefit) for bad debts .................................          148,000            (4,000)
    Provision for inventory excess and obsolescence ...................          107,000            (4,000)
    Changes in assets and liabilities:
      Accounts receivable .............................................        1,001,000          (242,000)
      Inventory .......................................................       (1,005,000)         (341,000)
      Deferred charges on product shipped .............................          264,000          (232,000)
      Prepaid expenses and other assets ...............................          194,000           (81,000)
      Accounts payable and accrued liabilities ........................         (750,000)          (37,000)
      Deferred revenue on product shipped .............................         (595,000)          132,000
      Customer deposits ...............................................          (35,000)         (203,000)
                                                                          --------------    --------------
  Net cash provided by (used in) operating activities .................          296,000          (856,000)
                                                                          --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment ............................          (39,000)          (72,000)
                                                                          --------------    --------------
  Net cash used in investing activities ...............................          (39,000)          (72,000)
                                                                          --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants ..................        1,640,000           723,000
                                                                          --------------    --------------
  Net cash provided by financing activities ...........................        1,640,000           723,000
                                                                          --------------    --------------
Effect of exchange rate changes on cash ...............................          (26,000)            4,000

Increase (decrease) in cash and cash equivalents ......................        1,871,000          (201,000)
Cash and cash equivalents at beginning of period ......................        3,940,000         2,670,000
                                                                          --------------    --------------
Cash and cash equivalents at end of period ............................   $    5,811,000    $    2,469,000
                                                                          ==============    ==============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest ..............................   $        8,000    $       13,000
                                                                          ==============    ==============
Cash paid during the period for taxes .................................   $        2,000    $        2,000
                                                                          ==============    ==============
NON-CASH FINANCING ACTIVITIES:
Debt incurred in connection with acquisition of production facility ...   $            -    $    1,000,000
                                                                          ==============    ==============

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the restated December 31, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the restated audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on September 16, 2003.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

        Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of March 31, 2003 and December 31, 2002 and the three months ended March 31, 2003 and 2002 to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions.

        As a result of the restatement, our net revenue for the three months ended March 31, 2003 increased by $530,000, our gross profit increased by $320,000 and our net income increased by $266,000 ($0.01 per fully diluted share). For the three months ended March 31, 2002, our net revenue decreased by $219,000 our gross profit decreased by $8,000 and our net income decreased by $13,000 ($0.00 per fully diluted share).

        The statements of operations have been restated as follows:

                                      THREE MONTHS ENDED            THREE MONTHS ENDED
                                        MARCH 31, 2003                MARCH 31, 2002
                                 ---------------------------   ---------------------------
                                  AS REPORTED     RESTATED      AS REPORTED     RESTATED
                                 ------------   ------------   ------------   ------------
Net sales ....................   $  8,668,000   $  9,198,000   $  5,230,000   $  5,011,000
Cost of sales ................      3,137,000      3,347,000      2,109,000      1,898,000
Operating expenses ...........      4,927,000      4,981,000      2,988,000      2,967,000
Income from operations .......        604,000        886,000        133,000        162,000
Net income ...................   $    674,000   $    940,000   $    119,000   $    132,000
Net income per share:
   Basic .....................   $       0.03   $       0.05   $       0.01   $       0.01
   Diluted ...................   $       0.03   $       0.04   $       0.01   $       0.01

        The balance sheets have been restated as follows:

                                         MARCH 31, 2003                DECEMBER 31, 2002
                                 -----------------------------   -----------------------------
                                  AS REPORTED       RESTATED      AS REPORTED       RESTATED
                                 -------------   -------------   -------------   -------------
Working capital ..............   $   5,751,000   $   3,951,000   $   3,484,000   $   1,418,000
Total assets .................      15,919,000      17,198,000      14,395,000      16,003,000
Stockholders' equity .........       7,475,000       5,675,000       5,187,000       3,121,000

NOTE 3 - SUPPLEMENTARY BALANCE SHEET INFORMATION

                                             MARCH 31,       DECEMBER 31,
INVENTORIES:                                   2003             2002
----------------------------------------   -------------    -------------
Materials ..............................   $   1,267,000    $   1,124,000
Work-in-process ........................       1,198,000          695,000
Finished goods .........................       1,225,000          973,000
                                           -------------    -------------
Inventories ............................   $   3,690,000    $   2,792,000
                                           =============    =============

                                             MARCH 31,       DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT, NET:            2003             2002
----------------------------------------   -------------    -------------
Land ...................................   $     297,000    $     288,000
Building ...............................         816,000          792,000
Leasehold improvements .................         101,000           89,000
Equipment and computers ................         784,000          763,000
Furniture and fixtures .................         196,000          184,000
                                           -------------    -------------
   Total ...............................       2,194,000        2,116,000
Less accumulated depreciation ..........        (444,000)        (383,000)
                                           -------------    -------------
Property, plant and equipment, net .....   $   1,750,000    $   1,733,000
                                           =============    =============

                                        MARCH 31,     DECEMBER 31,
PATENTS AND TRADEMARKS, NET:              2003            2002
-----------------------------------   ------------    ------------
Patents ...........................   $    112,000    $    112,000
Trademarks ........................         69,000          69,000
                                      ------------    ------------
   Total ..........................        181,000         181,000
Less accumulated amortization .....       (120,000)       (114,000)
                                      ------------    ------------
Patents and trademarks, net .......   $     61,000    $     67,000
                                      ============    ============

                                        MARCH 31,     DECEMBER 31,
ACCRUED LIABILITIES:                      2003            2002
-----------------------------------   ------------    ------------
Payroll and benefits ..............   $  1,070,000    $  1,320,000
Warranty expense ..................        625,000         625,000
Insurance .........................        162,000         318,000
Sales taxes .......................        837,000         853,000
Other deferred revenue ............        224,000         180,000
Other .............................        325,000         284,000
                                      ------------    ------------
Accrued liabilities ...............   $  3,243,000    $  3,580,000
                                      ============    ============

NOTE 4 - DEBT

        At March 31, 2003, we had $1,792,000 outstanding under a revolving credit agreement with a bank, BSI AG. The revolving credit agreement provides for borrowings of up to $1,800,000 for financing inventories and is collateralized by substantially all accounts receivable and inventories. The interest rate is based upon LIBOR plus 0.5%. At March 31, 2003, the interest rate on the outstanding balance was 1.88%. The revolving credit agreement expires on July 31, 2003.

     At June 30, 2003, we had $1.8 million outstanding under a $5.0 million revolving credit facility with Bank of the West. The facility with Bank of the West was entered into May 14, 2003 and is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25%, and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. Under the terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. As a result of the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000, as explained in Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2002, our accumulated deficit and our net tangible equity have decreased. Consequently, we are not in compliance with three covenants as of June 30, 2003: timely reporting of our financial statements for the period ended June 30, 2003; minimum tangible net equity, which is $6,897,000 compared with a minimum required tangible net equity of $7,000,000; and the ratio of total liabilities to tangible net equity, which is 1.91 compared with a maximum allowed ratio of 1.75. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003.

        In February 2002, our wholly owned subsidiary, BIOLASE Europe, purchased a production facility in Germany with a stated purchase price of $1,000,000 payable in Euros at the conversion rate of 0.8591. A payment of Euros 582,000 was due on April 1, 2003 and is currently pending based on further discussions with the seller, which may result in a deferral of the payment. We are also negotiating with the seller and a third party for that third party to pay between $300,000 and $500,000 of the purchase price in exchange for certain rights that would be granted to the third party. If we are not able to reach an agreement in this regard, we will be required to make another installment of $150,000 versus $300,000 as stated in the purchase agreement payable in Euros at the conversion rate of 0.8591 (Euros 175,000) on September 30, 2003. The balance of amounts owed, if any, will be due by December 1, 2003. At March 31, 2003, the balance outstanding was Euros 1,164,000 or $1.3 million.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility in San Clemente, California. The result of the sale was a $316,000 gain, which has been deferred and is being amortized over the four years remaining under the lease term. The related lease is being accounted for as an operating lease.

        We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases as of March 31, 2003 for each of the years ending December 31 are as follows:

            Remainder of 2003 ............   $   202,000
            2004 .........................       261,000
            2005 .........................       249,000
            2006 .........................        61,000
                                             -----------
            Total ........................   $   773,000
                                             ===========

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

        In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc., Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by American Medical Technologies. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from American Medical Technologies. Diodem's lawsuit relates both to our Waterlase and to the patents and licenses we acquired from American Medical Technologies. Diodem alleges that technology used in our Waterlase infringes the four patents it acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio pursuant to the licenses we acquired from American Medical Technologies infringe on the patents Diodem acquired from Premier Laser. Diodem's infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time.

        On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. ("AMT"). In the lawsuit, we allege that AMT is infringing certain patents owned by us, which relate to the use of laser and water technology in the medical and dental fields. Our claims arise out of AMT's offer to sell and the sale in the United States of a dental device that uses laser and water technology. In the lawsuit, we are seeking an award of monetary damages and injunctive relief against AMT. While we believe that the case is meritorious, there is no assurance that we will achieve a favorable outcome.

        From time to time, we are involved in other legal proceedings incidental to our business. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 6 - COMPREHENSIVE INCOME

        Components of comprehensive income were as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     (Restated - Note 2)
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Net income ..................................   $    940,000    $    132,000
Other comprehensive (loss) income items:
  Foreign currency translation adjustments ..        (26,000)          4,000
                                                ------------    ------------
Comprehensive income ........................   $    914,000    $    136,000
                                                ============    ============

NOTE 7 - EARNINGS PER SHARE

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

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         (Restated - Note 2)
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------
Net income .......................................   $    940,000   $    132,000
                                                     ============   ============
Weighted average shares outstanding - basic ......     20,383,000     19,791,000
Dilutive effect of stock options and warrants ....      1,515,000      1,613,000
                                                     ------------   ------------
Weighted average shares outstanding - diluted ....     21,898,000     21,404,000
                                                     ============   ============

NOTE 8 - STOCK-BASED COMPENSATION

        On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation for annual and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. We will continue to account for our stock based compensation according to the provisions of APB Opinion No. 25.

        If we had recognized compensation cost at the date of grant, our pro-forma net income (loss) and pro-forma income (loss) per share would have been as follows:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                        (Restated - Note 2)
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
Net income, as reported ........................................................   $    940,000    $    132,000
Deduct: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related tax effects ......       (132,000)       (108,000)
                                                                                   ------------    ------------
Pro forma net income (loss) ....................................................   $    808,000    $     24,000
                                                                                   ============    ============
Net income (loss) per share:
   Basic - as reported .........................................................   $       0.05    $       0.01
   Basic - pro forma ...........................................................   $       0.04    $       0.00

   Diluted - as reported .......................................................   $       0.04    $       0.01
   Diluted - pro forma .........................................................   $       0.04    $       0.00

        The stock-based employee compensation expense as originally presented was $154,000, as compared to the restated amount of $132,000 for the three months ended March 31, 2003. This resulted in an increase in basic and diluted net income per share of $0.01 and $0.02, respectively for the three months ended March 31, 2003.

        The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                           ------------------------
                                              2003          2002
                                           ----------    ----------
Expected term (years) ..................         3.50          3.50
Volatility .............................           84%           64%
Annual dividend per share ..............            0%            0%
Risk free interest rate ................         3.05%         4.68%

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

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 10 - PRODUCT WARRANTIES

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

        Changes in the product warranty accrual for the three months ended March 31, 2003 was as follows:

Warranty accrual, December 31, 2002 ........................   $    625,000
Warranty expenditures ......................................       (290,000)
Provision for estimated warranty cost during the period ....        290,000
                                                               ------------
Warranty accrual, March 31, 2003 ...........................   $    625,000
                                                               ============

NOTE 11 - SUBSEQUENT EVENTS

        In addition to the lawsuit filed in May 2003 as described in Note 5, and the new line of credit for which we have violated covenants as described in
Note 4, we also completed an acquisition. On May 21, 2003, we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc. (AMT) for approximately $5,765,000. Consideration was $1,825,000 cash, $134,000 in costs directly attributable to the acquisition and 307,500 shares of stock valued at $12.38 per share based on the average closing price between May 19 and May 23, 2003. The assets included dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. The purchase price will be allocated to the tangible and identifiable intangible assets acquired based on their fair value with any residual amount recorded as goodwill. As a part of the purchase transaction, we and AMT agreed to dismiss with prejudice the lawsuit we had filed in October 2002 against AMT which alleged infringement of certain of our patents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this amended quarterly report on Form 10-Q/A (the "Report"). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and our subsequent reports on Forms 10-Q and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in "Risk Factors," below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESTATEMENT OF FINANCIAL STATEMENTS

        Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, requires the transfer of title and the risks and rewards of ownership to the customer prior to the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we have restated our consolidated financial statements as of March 31, 2003 and for the three months then ended to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, is appropriate at the time of installation, which is when the customer is obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions.

        As a result of the restatement, our net revenue for the three months ended March 31, 2003 increased by $530,000, our gross profit increased by $320,000 and our net income increased by $266,000 ($0.01 per fully diluted share). For the three months ended March 31, 2002, our net revenue decreased by $219,000 our gross profit decreased by $8,000 and our net income decreased by $13,000 ($0.00 per fully diluted share).

        The statements of operations have been restated as follows:

                                     THREE MONTHS ENDED          THREE MONTHS ENDED
                                       MARCH 31, 2003              MARCH 31, 2002
                                 -------------------------   -------------------------
                                 AS REPORTED     RESTATED    AS REPORTED     RESTATED
                                 -----------   -----------   -----------   -----------
Net sales ....................   $ 8,668,000   $ 9,198,000   $ 5,230,000   $ 5,011,000
Cost of sales ................     3,137,000     3,347,000     2,109,000     1,898,000
Operating expenses ...........     4,927,000     4,981,000     2,988,000     2,967,000
Income from operations .......       604,000       886,000       133,000       162,000
Net income ...................   $   674,000   $   940,000   $   119,000   $   132,000
Net income per share:
  Basic ......................   $      0.03   $      0.05   $      0.01   $      0.01
  Diluted ....................   $      0.03   $      0.04   $      0.01   $      0.01

        The balance sheets have been restated as follows:

                                         MARCH 31, 2003                DECEMBER 31, 2002
                                 -----------------------------   -----------------------------
                                  AS REPORTED       RESTATED      AS REPORTED       RESTATED
                                 -------------   -------------   -------------   -------------
Working capital ..............   $   5,751,000   $   3,951,000   $   3,484,000   $   1,418,000
Total assets .................      15,919,000      17,198,000      14,395,000      16,003,000
Stockholders' equity .........       7,475,000       5,675,000       5,187,000       3,121,000

OVERVIEW

        We are the world's leading dental laser company. We design, manufacture and market proprietary dental laser systems that allow dentists, oral surgeons and other specialists to perform a broad range of common dental procedures, including cosmetic applications. Our systems provide superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills and other dental instruments. We have clearance from the U. S. Food and Drug Administration to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets. Since 1998, we have sold more than 2,000 laser systems in over 20 countries.

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

        Company Background

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

        Recent Acquisitions

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

RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data expressed as a percentage of net sales:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         (Restated - Note 2)
                                      ------------------------
                                         2003          2002
                                      ----------    ----------
Net sales .........................        100.0%        100.0%
Cost of sales .....................         36.4          37.9
                                      ----------    ----------
Gross profit ......................         63.6          62.1
                                      ----------    ----------
Other income ......................          0.2           0.3
                                      ----------    ----------
Operating expenses:
  Sales and marketing ............          39.4          41.4
  General and administrative .....           9.2           9.4
  Engineering and development ....           5.6           8.4
                                      ----------    ----------
  Total operating expenses .......          54.2          59.2
                                      ----------    ----------
Income from operations ............          9.6           3.2
Non-operating income (loss) .......          0.6          (0.6)
                                      ----------    ----------
Net income ........................         10.2%          2.6%
                                      ==========    ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

        Comparing the results of operations between the three months ended March 31, 2003 and March 31, 2002, the most significant change affecting operating results is the increase in sales. Sales for the three months ended March 31, 2003 increased 84% over sales for the three months ended March 31, 2002.

        Net Sales. Net sales for the three months ended March 31, 2003 were $9.2 million, an increase of $4.2 million, as compared with net sales of $5.0 million for the three months ended March 31, 2002. The increase in sales resulted primarily from an increased number of units sold. The Waterlase and LaserSmile systems accounted for approximately 81% and approximately 13% of our net sales for the three months ended March 31, 2003, respectively. We expect the Waterlase will continue to account for the majority of our sales.

        We began making direct sales in Germany in the third quarter of 2002. In February of 2003, we terminated our distributor in Germany primarily due to its failure to meet sales quotas under its distribution agreement with us. The agreement was originally signed in 2000 and renewed in 2002. The agreement required minimum sales of $10,000,000 over the two-year term following the renewal. The average quarterly sales generated by our distributor from the time of the renewal until we terminated the distributor were nearly 50% less than the quota provided under the distribution agreement. To replace the distributor, we entered into contracts with independent sales agents within Germany, which we believe provides a better sales channel in Germany. The termination of the distribution agreement has not adversely affected sales for the three months ended March 31, 2003. No sales were made by our distributor in 2003. Sales by our direct sales force accounted for approximately $0.1 million of revenue for the three months ended March 31, 2003. We intend to continue to sell through distributors in our other international markets and to increase and strengthen our international distribution network. International sales were $2.3 million for the three months ended March 31, 2003 (25% of total net sales), as compared to $660,000 in 2002 (13% of total net sales).

        Gross Profit. Gross profit for the three months ended March 31, 2003 was $5.9 million or 64% of net sales, an increase of $2.8 million or 88% from gross profit of $3.1 million or 62% of net sales for the three months ended March 31, 2002. The increase in gross profit is primarily attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. To a lesser extent, the increase in gross profit is also due to increased manufacturing efficiencies and design changes, which have reduced the cost of materials. These efficiencies and cost savings have been partially offset by the addition of production and field technician resources to support anticipated sales growth.

        Operating Expenses. Operating expenses as a percentage of revenue for the three months ended March 31, 2003 and 2002 was 54% and 59%, respectively. Approximately 80% of the increase in operating expenses for the three months ended March 31, 2003 is sales and marketing costs that have been incurred to generate the increase in net sales.

        Sales and marketing expenses generally include salaries and commissions for our direct sales force, advertising costs and expenses related to trade shows and seminars. Although we expected sales to vary with our historical seasonality pattern, we continued to invest in marketing programs geared to achieve our target growth rate for the fiscal year. Sales and marketing expense for the three months ended March 31, 2003 was $3.6 million or 39% of net sales, an increase of $1.5 million or 75%, as compared with sales and marketing expense for the three months ended March 31, 2002 of $2.1 million or 41% of net sales. The increase in absolute dollars was primarily due to higher commission expense related to the increased sales, as well as increases in costs related to our national seminar marketing program. In addition, the size and scope of the World Clinical Laser Institute symposium held in January 2003 increased significantly over the program held in the first quarter of 2002.

        General and administrative expenses generally include the salaries of administrative personnel as well as professional and regulatory fees. General and administrative expense for the three months ended March 31, 2003 was $844,000 or 9% of net sales, an increase of $370,000 or 78%, as compared with general and administrative expense for the three months ended March 31, 2002 of $474,000 or 9% of net sales. The increase in absolute dollars was principally due to an increase in the provision for doubtful accounts, bank charges relating to credit card sales and increased insurance costs. Other significant cost increases affecting both cost of sales and operating expenses include 52% and 17% increases in workers' compensation insurance and group health insurance, respectively. Additionally, the three months ended March 31, 2002 included a reduction of $95,000 from our allowance for uncollectible accounts due to previously unanticipated payments received from a foreign distributor.

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

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2003, we had $4.0 million in net working capital as compared to $1.4 million at December 31, 2002. Our principal source of liquidity at March 31, 2003 consisted of our cash balance of $5.8 million. For the three months ended March 31, 2003, our primary sources of cash were from operating activities of $296,000 and the exercise of stock options and warrants of $1.6 million. These sources of cash were decreased by investments in property and equipment of $39,000. The net effect on cash of operating, investing and financing transactions for the three months ended March 31, 2003 was an increase of $1.9 million. For further details see the Unaudited Consolidated Statements of Cash Flows included in this Report.

        Accounts receivable, net, decreased 23% to $3.8 million at March 31, 2003 from $5.0 million at December 31, 2002. This decrease was primarily due to the seasonality effect of the first quarter and normal fluctuations in the collection cycle. Day's sales outstanding also decreased to 39 days from 45 days as of December 31, 2002. Inventories, net, increased 32% to $3.7 million at March 31, 2003 from $2.8 million at December 31, 2002. This increase was primarily due to increased production estimates to meet expected 2003 sales demand.

        During the quarter ended March 31, 2003, 410,000 warrant shares were exercised resulting in cash proceeds of $1.1 million. Subsequent to March 31, 2003, the balance of outstanding warrants, 162,500 shares, were exercised, resulting in cash proceeds of $406,000.

        At March 31, 2003, we had $1.8 million outstanding under a $1.8 million revolving credit facility with a bank. This same amount that was outstanding at December 31, 2002. In May 2003, we secured a $5.0 million credit facility through Bank of the West. The facility with Bank of the West is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25% and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. Under the terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. We have $6.6 million in available cash as of June 30, 2003. We believe any cancellation of our bank line would not have a material impact on our liquidity and that our cash from operations and our current cash balances will be sufficient to finance the cost of our operations. As a result of the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000, as explained in Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2002, our accumulated deficit and our net tangible equity have decreased. Consequently, we are not in compliance with three covenants as of June 30, 2003: timely reporting of our financial statements for the period ended June 30, 2003; minimum tangible net equity, which is $6,897,000 compared with a minimum required tangible net equity of $7,000,000; and the ratio of total liabilities to tangible net equity, which is 1.91 compared with a maximum allowed ratio of 1.75. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003.

        We purchased our production facility in Germany in February 2002 for cash consideration of approximately Euros 1.2 million payable in installments through 2003, subject to reduction in certain circumstances. The maximum consideration was reduced in September 2003 to Euros 989,000 in accordance with the terms of the agreement with the seller. However, we are in discussions with the seller regarding a further reduction based on the seller's failure to fulfill its responsibilities under the purchase agreement. The purchase agreement provides for a payment of Euros 582,000 by April 1, 2003, which has not been paid pending these discussions. Payments of Euros 175,000 and 232,000 are required under the purchase agreement to be paid on September 30 and December 1, 2003 respectively. Outstanding amounts under the purchase agreement bear interest at less than one percent per annum.

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

        The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2003 for the years ending December 31:

                                                     NINE MONTHS
                                                        ENDING               YEARS ENDING DECEMBER 31,
                                        MARCH 31,    DECEMBER 31,   ------------------------------------------
                                          2003           2002           2004           2005           2006
                                      ------------   ------------   ------------   ------------   ------------
Line of credit ....................   $  1,792,000   $  1,792,000   $          -   $          -   $          -
Debt ..............................      1,257,000      1,257,000              -              -              -
Operating leases ..................        773,000        202,000        261,000        249,000         61,000
                                      ------------   ------------   ------------   ------------   ------------
Total .............................   $  3,822,000   $  3,251,000   $    261,000   $    249,000   $     61,000
                                      ============   ============   ============   ============   ============

        We believe that our current cash balances, cash expected to be generated from our operations, together with additional cash expected to be received through the exercise of warrants and stock options will be adequate to meet our debt service requirements and sustain our operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We will adopt issues No. 00-21 in the quarter beginning July 1, 2003. We do not believe that the adoption of Issue No. 00-21 will have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact to our consolidated financial position, results of operations, or cash flows.

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

    .   long sales cycles and fluctuations in sales cycles;

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

    . limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar provisions under applicable state laws;

    .   developments concerning the protection of our proprietary rights; and

    . general global economic and political conditions, including international conflicts and acts of terrorism.

        A significant amount of our sales in any quarter may consist of sales through distributors. Sales from distributors accounted for approximately 16% of our revenue in 2002, but no single distributor accounted for more than 10% of our sales in any given quarter. As a result, the timing of orders by distributors may impact our quarter-to-quarter results. The loss of or a substantial reduction in orders from distributors could seriously harm our business, financial condition and results of operations. Additionally, the amount of expenses we incur, in part, depends on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

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

        We face substantial uncertainty regarding the impact that other parties' intellectual property positions will have on the markets for dental and other medical lasers. Competitors may claim that we have infringed their current or future intellectual property rights. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Additionally, if an intellectual property claim against us is successful, we might not be able to obtain a license on acceptable terms or license a substitute technology or redesign our products to avoid infringement. Any of the foregoing adverse events could seriously harm our business, financial condition and results of operations.

We are a party to two related patent infringement lawsuits involving patents relating to our core technology, which if determined adversely to us, could have a significant negative effect on our earnings.

        We are currently involved in two patent related lawsuits with Diodem, LLC, a California limited liability company, which was founded by Collete Cozean, the former chief executive officer of Premier Laser Systems, Inc. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem, in which we are seeking a judicial declaration against Diodem that technology used in our laser systems does not infringe four patents owned by Diodem. Diodem claims to have acquired the patents from Premier Laser Systems, Inc., which filed for bankruptcy protection in March 2000. On May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. Diodem alleges that our technology, including the technology used in our Waterlase system, infringes four patents it acquired from Premier. Diodem's infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. There can be no assurance that our technology will not be found to infringe any of Diodem's patents at issue in these proceedings or that we will not be liable for some or all of the damages alleged by Diodem or subject to some or all of the relief requested by Diodem.

        In addition, these lawsuits could result in significant expenses and diversion of management's time and other resources. If Diodem successfully asserts an infringement claim against us in its infringement lawsuit, our operations may be severely impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 77% of our revenue in 2002 and approximately 80% of our revenue for the three months ended March 31, 2003. Diodem's infringement proceeding could also result in significant limitations on our ability to manufacture, market and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, the amount of sales in any period could be adversely affected.

        We purchase certain materials and components included in our Waterlase system and other products from a limited group of suppliers using purchase orders, and we have no written supply contracts with our key suppliers. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. The introduction of our LaserSmile system in 2001 was delayed due to an interruption in the supply of components for the system, however, we have not otherwise experienced material delays in the supply of components. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and handpieces used in our Waterlase system, which accounted for approximately 77% of our revenue in 2002 and approximately 80% of our revenue for the three months ended March 31, 2003, are each supplied by a separate single supplier. We have not experienced material delays from these suppliers, and we have identified and tested alternative suppliers for each of these three components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales and cash flow as we sought to replace the supplier, which we estimate could take up to three months. Such an interruption could cause our business, financial condition and results of operations to suffer.

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

    .   ineffectiveness of international distributors;

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

    . difficulties in staffing and managing international manufacturing and sales operations; and

    . potentially adverse tax consequences and the complexities of foreign value added tax systems.

        We believe that international sales will continue to represent a significant portion of our net sales, and we intend to further expand our international operations. Our sales in Europe are denominated principally in Euros, while our sales in other international markets are in dollars. As a result, an increase in the relative value of the dollar against the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We realized a gain of $22,000 on foreign currency transactions for the three month period ended March 31, 2003, due to a decrease in the value of the dollar relative to the value of the Euro. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future. We also expect that sales of products manufactured at our facility in Germany will account for an increasing percentage of our revenue, which will further increase our exposure to the above-described risks associated with our international operations. Sales of products manufactured at our German facility accounted for 9% of our revenue in 2002 and 9% of our revenue for the three months ended March 31, 2003. Since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international sales and manufacturing operations and, consequently, negatively impact our business, financial condition and operating results. Despite these risks, we believe the market for our products outside the United States justifies our effort to expand our international operations.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

        We manufacture our products at our California and German production facilities. In order to achieve our business objectives, we will need to significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand. We intend to finance the cost of expansion through operating income, funds available under our bank credit line and a portion of the proceeds from this offering. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by the U.S. Food and Drug Administration, state agencies and foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with the U.S. Food and Drug Administration's Quality System regulations and other regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

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

        As part of our business strategy, we may acquire one or more businesses, products or technologies. Most recently, in May 2003, we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc., including the Diolase and Pulsemaster systems, and related inventory, patents and other intellectual property rights. We are currently in the process of integrating the assets relating to the American Dental Laser product line into our operations. We must effectively integrate the American Dental Laser product line into our operations in order to achieve profitability from it. The pro forma income statement for the year ended December 31, 2002 included in this prospectus shows a net loss when the seller's historical losses from operating this product line are combined with our operations for 2002. However, we believe we can integrate the acquired assets into our sales and manufacturing infrastructure with minimal increase to our operating expenses because we acquired principally patents, brand names, customer lists and other intangibles and we did not assume the seller's personnel, facilities or other overhead.

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

        In May 2003, we secured a new credit facility through Bank of the West. At March 31, 2003, the outstanding principal balance on this credit facility was $1.8 million. To maintain the right to borrow under this credit facility and avoid a default under our credit agreement with Bank of the West, we are required to satisfy certain financial tests and comply with certain operating covenants contained in that agreement. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our credit agreement. If we default, our lender will no longer be obligated to extend credit to us and could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure that indebtedness, which includes our intellectual property. The results of such action would have a significant negative impact on our results of operations and financial condition. As a result of the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000, as explained in Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2002, our accumulated deficit and our net tangible equity have decreased. Consequently, we are not in compliance with three covenants as of June 30, 2003: timely reporting of our financial statements for the period ended June 30, 2003; minimum tangible net equity, which is $6,897,000 compared with a minimum required tangible net equity of $7,000,000; and the ratio of total liabilities to tangible net equity, which is 1.91 compared with a maximum allowed ratio of 1.75. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003.

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

        The issuance of any preferred stock may:

    .   delay, defer or prevent a change in control of BioLase;

    . discourage bids for the common stock at a premium over the market price of our common stock;

    . adversely affect the voting and other rights of the holders of our common stock; and

    .   discourage acquisition proposals or tender offers for our shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As discussed in Note 4 to the Unaudited Consolidated Financial Statements, we acquired a production facility in Germany in February of 2002. The debt related to those assets is payable in Euros at the exchange rate in effect as of the date of acquisition. That exchange rate was 0.8591. In conjunction with portion of the debt due in 2003, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of
0.8575. On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

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

        Our bank line of credit at March 31, 2003 accrued interest at a variable rate tied to LIBOR plus 0.5%, which made the current interest rate 1.9%.Our bank line of credit at June 30, 2003 bears interest at a variable rate tied to LIBOR plus 2.25%, which makes the current effective interest rate 3.4% at June 30, 2003. A 10% increase in LIBOR would increase the effective interest rate from 3.4% to 3.5%, which would not result in a material difference to our interest expense on our outstanding bank debt of $1.8 million.

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

        Based on their evaluation as of a date within 90 days of the initial filing date of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated below in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q/A was being prepared.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        On October 31, 2002, we filed a lawsuit in the U. S. District Court for the Central District of California, Southern Division, against American Medical Technologies, Inc. ("AMT"). In the lawsuit, we alleged that AMT was infringing certain patents we own, which relate to the use of laser technology in the medical and dental fields. Our claims arose out of AMT's offer to sell and sale in the United States of a dental device that uses laser and water technology. We were seeking an award of monetary damages and injunctive relief against AMT. We settled the lawsuit in connection with our acquisition of the American Dental Laser product line from AMT in May 2003.

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

        In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc., Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by American Medical Technologies. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from American Medical Technologies. Diodem's lawsuit relates both to our Waterlase and to the patents and licenses we acquired from American Medical Technologies. Diodem alleges that technology used in our Waterlase infringes the four patents it acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio pursuant to the licenses we acquired from American Medical Technologies infringe on the patents Diodem acquired from Premier Laser. Diodem's infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time.

        Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem's infringement action and pursue our declaratory relief action against Diodem.

        We are not currently subject to any other material pending or threatened legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) 10.10 Form of Purchase Order Terms and Conditions relating to domestic sales (effective for sales after August 4, 2003). *

        10.12 Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. *

        10.13 BioLase and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and BioLase Technology, Inc. *

        10.14 Credit Agreement dated May 14, 2003, between Bank of the West and BioLase Technology, Inc. *

        31.1 Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. **

        31.2 Certification of Edson J. Rood Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. **

        32.1 Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

        32.2 Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

    (b) There were no Reports on Form 8-K filed during the quarter for which this Report is filed.

    ----------
    * File with Amendment No. 1 to Registrant's Annual Report on Form 10-K/A filed on September 16, 2003 and incorporated herein by reference.
    **  Filed herewith.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 16, 2003                   BIOLASE TECHNOLOGY, INC.,
                                            a Delaware corporation

                                            By: /s/ EDSON J. ROOD
                                                -------------------------
                                                Edson J. Rood
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)