Form 10-Q
period 2003-06-30
BIOLASE TECHNOLOGY INC
filed 2003-09-17
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 31, 2003: 21,539,571.

BIOLASE TECHNOLOGY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,646,000	$3,940,000
Accounts receivable, less allowance of $366,000 and $202,000 in 2003 and 2002, respectively	5,367,000	4,983,000
Inventories, net of reserves of $420,000 and $239,000 in 2003 and 2002, respectively	3,709,000	2,792,000
Deferred charges on product shipped	1,437,000	1,415,000
Prepaid expenses and other current assets	758,000	1,028,000

Total current assets	17,917,000	14,158,000
Property, plant and equipment, net	1,861,000	1,733,000
Intangible assets, net	2,704,000	67,000
Goodwill	2,845,000	—
Other assets	278,000	45,000

Total assets	$25,605,000	$16,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	1,879,000	2,082,000
Accrued liabilities	3,954,000	3,580,000
Customer deposits	296,000	329,000
Deferred revenue on product shipped	3,732,000	3,674,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	1,332,000	1,220,000

Total current liabilities	13,048,000	12,740,000
Deferred gain on sale of building	111,000	142,000

Total liabilities	13,159,000	12,882,000

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding – 21,519,000 shares in 2003 and 20,131,000 shares in 2002	22,000	20,000
Additional paid-in capital	56,704,000	49,497,000
Accumulated other comprehensive loss	(134,000)	(57,000)
Accumulated deficit	(44,146,000)	(46,339,000)

Total stockholders’ equity	12,446,000	3,121,000

Total liabilities and stockholders’ equity	$25,605,000	$16,003,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$10,359,000	$7,264,000	$19,557,000	$12,275,000
Cost of sales	4,015,000	2,929,000	7,362,000	4,827,000

Gross profit	6,344,000	4,335,000	12,195,000	7,448,000

Other income	16,000	16,000	32,000	32,000

Operating expenses:
Sales and marketing	3,608,000	2,563,000	7,233,000	4,637,000
General and administrative	1,036,000	858,000	1,880,000	1,332,000
Engineering and development	521,000	369,000	1,033,000	788,000

Total operating expenses	5,165,000	3,790,000	10,146,000	6,757,000

Income from operations	1,195,000	561,000	2,081,000	723,000
Gain on foreign currency transactions	62,000	19,000	108,000	19,000
Gain on forward exchange contract	—	101,000	22,000	101,000
Interest income	8,000	4,000	13,000	7,000
Interest expense	(12,000)	(33,000)	(31,000)	(66,000)

Net income	$1,253,000	$652,000	$2,193,000	$784,000

Net income per share:
Basic	$0.06	$0.03	$0.11	$0.04
Diluted	$0.05	$0.03	$0.10	$0.04
Shares used in computing net income per share:
Basic	21,175,000	20,027,000	20,781,000	19,910,000
Diluted	23,037,000	21,500,000	22,446,000	21,454,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,193,000	$784,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	138,000	105,000
Gain on disposal of assets	(31,000)	(32,000)
Gain on foreign exchange contract	(22,000)	(101,000)
Provision (benefit) for bad debts	84,000	(4,000)
Provision (benefit) for inventory excess and obsolescence	171,000	(4,000)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(468,000)	(536,000)
Inventory	(843,000)	(306,000)
Deferred charges on product shipped	(22,000)	(111,000)
Prepaid expenses and other assets	59,000	(280,000)
Accounts payable and accrued liabilities	37,000	(223,000)
Deferred revenue on product shipped	58,000	28,000
Customer deposits	(33,000)	(2,000)

Net cash provided by (used in) operating activities	1,321,000	(682,000)

Cash flows from investing activities:
Additions to property, plant and equipment	(136,000)	(156,000)
Cash paid for business acquisition	(1,825,000)	—

Net cash used in investing activities	(1,961,000)	(156,000)

Cash flows from financing activities:
Borrowing on line of credit	1,792,000	—
Payment on line of credit	(1,792,000)	—
Proceeds from exercise of stock options and warrants	3,401,000	752,000

Net cash provided by financing activities	3,401,000	752,000

Effect of exchange rate changes on cash	(55,000)	(16,000)
Increase (decrease) in cash and cash equivalents	2,706,000	(102,000)
Cash and cash equivalents at beginning of period	3,940,000	2,670,000

Cash and cash equivalents at end of period	$6,646,000	$2,568,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$24,000	$27,000

Cash paid during the period for taxes	$2,000	$2,000

Non-cash financing activities:
Debt incurred in connection with acquisition of production facility		$1,000,000

Business acquisition:
Net assets acquired	$5,765,000
Acquisition fees accrued	(134,000)
Common stock issued	(3,806,000)

Cash paid for acquisition	$1,825,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the December 31, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. We restated our balance sheet as of December 31, 2002 and our results of operations for the three and six months ended June 30, 2002. The restatement is further described in Note 2 of the Notes to the Consolidated Financial Statements on Form 10-K/A for the year ended December 31, 2002. These financial statements should be read in conjunction with the restated audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on September 16, 2003.

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

In order to prepare the financial statements in accordance with GAAP, we use estimates and assumptions that may affect reported amounts and disclosures. Significant estimates in these financial statements include valuation allowances on accounts receivable and inventories, accrued warranty expenses, pro-forma effects of stock-based compensation, recoverability of goodwill and the provision for deferred taxes and related valuation allowances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 — SUPPLEMENTARY BALANCE SHEET INFORMATION

INVENTORIES:	June 30, 2003	December 31, 2002

Materials	$1,789,000	$1,124,000
Work-in-process	979,000	695,000
Finished goods	941,000	973,000

Inventories	$3,709,000	$2,792,000

PROPERTY, PLANT AND EQUIPMENT, NET:	June 30, 2003	December 31, 2002

Land	$315,000	$288,000
Building	864,000	792,000
Leasehold improvements	121,000	89,000
Equipment and computers	874,000	763,000
Furniture and fixtures	199,000	184,000

Total	2,373,000	2,116,000
Less accumulated depreciation	(512,000)	(383,000)

Property, plant and equipment, net	$1,861,000	$1,733,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003 (Continued)

ACCRUED LIABILITIES:	June 30, 2003	December 31, 2002
Payroll and benefits	$1,390,000	$1,320,000
Warranty	719,000	625,000
Insurance	29,000	318,000
Sales taxes	976,000	853,000
Other deferred revenue	366,000	180,000
Other	474,000	284,000

Accrued liabilities	$3,954,000	$3,580,000

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents details of our intangible assets and related accumulated amortization:

	As of June 30, 2003			As of December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$1,284,000	$(86,000)	$1,198,000	$112,000	$(65,000)	$47,000
Trademarks	69,000	(54,000)	15,000	69,000	(49,000)	20,000
Trade names	979,000	—	979,000	—	—	—
Other	523,000	(11,000)	512,000	—	—	—

Total	$2,855,000	$(151,000)	$2,704,000	$181,000	$(114,000)	$67,000

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded amortization expense for the three and six months ended June 30, 2003 of $31,000 and $37,000 respectively. We recorded amortization expense for the three and six months ended June 30, 2002 of $6,000 and $12,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $154,000, $234,000, $225,000, $219,000 and $198,000, respectively. Other intangible assets consist of an acquired customer list and non-compete agreement.

NOTE 4 — DEBT

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

At June 30, 2003, we had $1.8 million outstanding under a $5.0 million revolving credit facility with Bank of the West. This same amount was outstanding at December 31, 2002 under a $1.8 million credit line with BSI AG. The facility with Bank of the West was entered into May 14, 2003 and is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25%, and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. Under the

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003 (Continued)

terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. Our credit line currently has an outstanding balance of approximately $1.8 million as of June 30, 2003. We currently have $6.6 million in available cash as of June 30, 2003. We believe any cancellation of our bank line would not have a material impact on our liquidity and that our cash from operations will be sufficient to finance the cost of our operations. As a result of the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000, as explained in Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2002, our accumulated deficit and our net tangible equity have decreased. Consequently, we are not in compliance with three covenants as of June 30, 2003: timely reporting of our financial statements for the period ended June 30, 2003; minimum tangible net equity, which is $6,897,000 compared with a minimum required tangible net equity of $7,000,000; and the ratio of total liabilities to tangible net equity, which is 1.91 compared with a maximum allowed ratio of 1.75. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility in San Clemente, California. . The lease expires in March of 2006 and is being accounted for as an operating lease.

We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases as of June 30, 2003 for each of the years ending December 31 are as follows:

Remainder of 2003	$133,000
2004	261,000
2005	249,000
2006	61,000

Total	$704,000

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. Diodem’s lawsuit relates both to our Waterlase and to the patents and licenses we acquired from AMT. Diodem alleges that technology used in our Waterlase infringes the four patents it acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio pursuant to the licenses we acquired from AMT infringe on the patents Diodem acquired from Premier Laser. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003 (Continued)

pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

From time to time, we are involved in other legal proceedings incidental to our business. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003 (Continued)

NOTE 6 — COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,253,000	$652,000	$2,193,000	$784,000
Foreign currency translation adjustment	(51,000)	(19,000)	(77,000)	(16,000)

Comprehensive income	$1,202,000	$633,000	$2,116,000	$768,000

NOTE 7 — EARNINGS PER SHARE

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,253,000	$652,000	$2,193,000	$784,000

Weighted average shares outstanding—basic	21,175,000	20,027,000	20,781,000	19,910,000
Dilutive effect of stock options and warrants	1,862,000	1,473,000	1,665,000	1,544,000

Weighted average shares outstanding—diluted	23,037,000	21,500,000	22,446,000	21,454,000

Outstanding options excluded as impact would be anti-dilutive	—	91,000	—	89,000

NOTE 8 — STOCK-BASED COMPENSATION

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted for the year ended December 31, 2002. We will continue to account for our stock-based compensation according to the provisions of APB Opinion No. 25.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003 (Continued)

If we had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma income per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,253,000	$652,000	$2,193,000	$784,000
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(224,000)	(231,000)	(356,000)	(339,000)

Pro forma net income	$1,029,000	$421,000	$1,837,000	$445,000

Net income per share:
Basic – as reported	$0.06	$0.03	$0.11	$0.04
Basic – pro forma	$0.05	$0.02	$0.09	$0.02
Diluted – as reported	$0.05	$0.03	$0.10	$0.04
Diluted – pro forma	$0.04	$0.02	$0.08	$0.02

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected term (years)	3.50	3.50	3.50	3.50
Volatility		84%	84%	84%
Annual dividend per share	0%	0%	0%	0%
Risk free interest rate		3.05%	2.51%	3.05%
Weighted average fair value	$0.00	$5.36	$7.75	$5.48

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

During the six months ended June 30, 2003, a total of 1,080,000 stock options and warrants were exercised for total proceeds of $3,401,000.

NOTE 9 — RECENT ACQUISITION

On May 21, 2003 we acquired the American Dental Laser (“ADL”) product line from American Medical Technologies, Inc. (AMT) for approximately $5.8 million, in order to strengthen our portfolio of intellectual property and expand our product lines. The assets acquired included dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. The consideration paid by us consisted of approximately $1.8 million cash, $134,000 in transaction costs directly attributable to the acquisition and 307,500 shares of common stock with a fair value of approximately $3.8 million. For purposes of computing the purchase price, the value of the common stock of $12.38 per share was determined by taking the average closing price of our common stock as quoted on NASDAQ between May 19, 2003 and May 23, 2003. The total purchase price has been allocated to the acquired tangible and intangible assets of ADL based on the fair values with the balance allocated to goodwill. The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The amount allocated to the intangible assets was determined using estimates of discounted cash flow for the patents, trademarks, trade name and non-competition agreement; and the cost approach was used to estimate the value of the customer list. The total intangible assets acquired include approximately $2.8 million for goodwill,

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003 (Continued)

$979,000 for trade names and trademarks, $1.2 million for patents, $432,000 for customer list and $91,000 for a non-compete agreement. The patents are being amortized over ten years, the customer list over six years, and the non-compete agreement over four years. The trademarks and trade names were determined to have indefinite lives.

The total consideration consisted of the following:

Cash	$1,825,000
Stock consideration (307,500 shares at $12.38 per share)	3,806,000
Acquisition costs	134,000

Total	$5,765,000

The components of the purchase price and allocation are as follows:
Tangible assets acquired	$246,000
Identifiable intangible assets acquired	2,674,000
Goodwill	2,845,000

Total	$5,765,000

The following data summarizes the results of operations for the periods indicated as if the ADL acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identifiable intangible assets.

	Six Months Ended June 30,
	2003	2002
Pro forma:
Net sales	$20,203,000	$15,159,000
Net income (loss)	1,985,000	(909,000)
Net income (loss) per share:
Basic	$0.10	$(0.05)
Diluted	$0.09	$(0.05)

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2002, we had forward exchange contracts in Euros recorded at fair value in Other Assets on our balance sheet. On February 3, 2003 the contracts expired and were not renewed. Since these contracts were not designated as hedges pursuant to SFAS 133, we recognized the changes in fair value of those contracts in our consolidated statements of operations. We recognized gains on those contracts of $22,000 for the six months ended June 30, 2003. For both the three and six months ended June 30, 2002 we recognized a gain of $101,000.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003 (Continued)

NOTE 11 — PRODUCT WARRANTIES

Our products directly sold to end-users are covered by a warranty against defects in material and workmanship for a period of one year. Our products sold to distributors are under a 14 month warranty with a 90 day or 2 year warranty on specific parts. This limited warranty to distributors may be extended for six months to cover products that have been held in inventory. We estimate warranty costs at the time of shipment based on historical experience, including the volume of sales and actual expenditures for warranty service. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

Changes in the product warranty accrual for the six months ended June 30, 2003 was as follows:

Warranty accrual, December 31, 2002	$625,000
Warranty expenditures	(645,000)
Provision for estimated warranty cost during the period	739,000

Warranty accrual, June 30, 2003	$719,000

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issue classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact to our consolidated financial position, results of operations, or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement With Respect to Forward-Looking Information

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this quarterly report on Form 10-Q (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the year ended December 31, 2002, and our subsequent reports on Forms 10-Q and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. Unless legally required we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

We restated our balance sheet as of December 31, 2002 and our results of operations for the three and six months ended June 30, 2002. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 15, 2003.

Overview

BioLase Technology, Inc. is a medical technology company that designs, manufactures and markets proprietary dental laser systems that allow dentists, oral surgeons, and other specialists to perform a broad range of common dental procedures, including cosmetic applications. Our systems provide superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills and other dental instruments. We have clearance from the U.S. Food and Drug Administration to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets.

We have the following product lines:

•	Waterlase system. This is our principal product and is used for hard and soft tissue dental procedures. It can be used to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments.

•	LaserSmile system. This product is used for a range of soft tissue procedures and cosmetic tooth whitening.

•	American Dental Laser products, including the Diolase and Pulsemaster systems. These lasers are primarily used for soft tissue procedures.

•	Related accessories and disposables for use with our laser systems. These include handpieces, laser tips and tooth whitening gel.

Since 1998 our objective has been to become the leading designer, manufacturer and marketer of laser systems for the dental industry. We have focused our efforts on receiving clearances with the U.S. food and Drug

Administration as well as furthering the commercial success and viability of our water and laser technology through intellectual property advancements and strategic acquisitions.

In 2002, we received FDA clearances to market the Waterlase system for complete root canal therapy (EndoLase™) and for cutting, shaving, contouring and resection of oral osseous tissues (bone) (OsseoLase™). In January 2003, we received FDA clearance to market the Waterlase for use in apicoectomy surgery, a treatment for root canal infections and complications that includes cutting gum, bone and the apex of the tooth to access the infected area. The clearance also relates to flap surgical procedures, including periodontal procedures, implant placement and recovery, extracting wisdom teeth, exposure of impacted teeth for orthodontics as well as additional procedures involving flap surgery.

In December 2001, we formed BIOLASE Europe, GmbH (“BIOLASE Europe”), a wholly owned subsidiary based in Germany. In February 2002, BIOLASE Europe acquired a laser manufacturing facility in Germany and commenced manufacturing operations at that location. This acquisition has enabled us to initiate an expansion of our sales in Europe and neighboring international regions

On May 21, 2003 we acquired the American Dental Laser (“ADL”) product line from American Medical Technologies, Inc. (AMT) for approximately $5.8 million. The assets acquired included dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. The consideration paid by us consisted of approximately $1.8 million cash, $134,000 in transaction costs directly attributable to the acquisition and 307,500 shares of common stock with a fair value of approximately $3.8 million.

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

Assuming that all of the above criteria have been met, we record revenue for domestic sales when we receive payment in full, due to a clause in our purchase order that states title transfers upon payment in full; we record revenue for international direct sales when the product is installed, which is when the customer is obligated to pay, and we record revenue for sales to distributors upon delivery.

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

Litigation and Other Contingencies. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to contingencies. To be recorded as expense, a loss contingency must be both probable and can be reasonably estimable. If a loss contingency is material but is not both probable and estimable, we will disclose it in notes to the financial statements.

Results of Operations

The following table sets forth certain data from our consolidated income statements for the three and six months ended June 30, 2003 expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.8	40.3	37.6	39.3

Gross profit	61.2	59.7	62.4	60.7
Other income	0.2	0.2	0.2	0.3
Operating expenses:
Sales and marketing	34.8	35.3	37.0	37.8
General and administrative	10.0	11.8	9.6	10.9
Engineering and development	5.0	5.1	5.3	6.4

Total operating expenses	49.8	52.2	51.9	55.1

Income from operations	11.6	7.7	10.7	5.9
Non-operating income	0.5	1.3	0.6	0.5

Net income	12.1%	9.0%	11.3%	6.4%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Comparing the results of operations between the three months ended June 30, 2003 and June 30, 2002, the most significant change affecting operating results is the increase in sales. Sales for the three months ended June 30, 2003 increased 43% over sales for the three months ended June 30, 2002.

Net Sales. Net sales for the three months ended June 30, 2003 were $10.4 million, an increase of $3.1 million, as compared with net sales of $7.3 million for the three months ended June 30, 2002. The increase in sales resulted primarily from an increased number of units sold. The Waterlase and LaserSmile systems accounted for approximately 82% and approximately 13% of our net sales for the three months ended June 30, 2003, respectively. We expect the Waterlase will continue to account for the majority of our sales. The recent decline in interest rates may have benefited purchasers of our products by reducing the interest expense to finance the purchase or lease of our products, although we do not believe it is possible to measure the effect of lower interest rates on our sales.

Many dentists finance their purchases through third party leasing companies. Approximately 28% of our revenue for the three months ended June 30, 2003 and 39% of our revenue for the three months ended June 30, 2002 were generated from dentists who financed their purchase through a single leasing company.

International sales were $3.1 million for the three months ended June 30, 2003 (30% of total net sales), as compared to $1.4 million in 2002 (19% of total net sales). In February of 2003, we terminated our distributor in Germany primarily due to its failure to meet sales quotas under its distribution agreement with us. The agreement was originally signed in 2000 and renewed in 2002. The agreement required minimum sales of $10,000,000 over the two-year term following the renewal. The average quarterly sales generated by our distributor from the time of the renewal until we terminated the distributor were nearly 50% less than the quota provided under the distribution agreement. To replace the distributor, we entered into contracts with independent sales agents within Germany, which we believe provides a better sales channel in Germany. The termination of the distribution agreement has not adversely affected sales for the three months ended June 30, 2003. Sales by our distributor generated approximately $1.8 million of revenue for the year ended December 31, 2002. No sales were made by our distributor in 2003. Sales by our direct sales force accounted for approximately $1.5 million of revenue for the three months ended June 30, 2003. We intend to continue to sell through distributors in our other international markets and to increase and strengthen our international distribution network.

Gross Profit. Gross profit for the three months ended June 30, 2003 was $6.3 million or 61% of net sales, an increase of $2.0 million or 46% from gross profit of $4.3 million or 60% of net sales for the three months ended

June 30, 2002. The increase in gross profit is directly attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs.

Other Income. Other income consists of gain on sale of assets. The gain on sale of assets for the three months ended June 30, 2003 and June 30, 2002 of $16,000 and $16,000, respectively, consists of the amortization of the deferred gain relating to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 and the three months ended June 30, 2002, were 50% and 52%, respectively, of net sales.

Sales and Marketing. For the second quarter of fiscal 2003, sales and marketing expenses were $3.6 million or 35% of net sales, compared to $2.6 million or 35% of net sales for the second quarter of fiscal 2002. The dollar increase was due to increased commissions related to the increased sales, approximately $450,000 increase in international sales and marketing costs and approximately $105,000 increase in our national seminar marketing program.

General and Administrative. General and administrative expense for the three months ended June 30, 2003 was $1.0 million or 10% of net sales, an increase of $178,000 or 21%, as compared with general and administrative expense for the three months ended June 30, 2002 of $858,000 or 12% of net sales. The dollar increase was principally due to a $158,000 increase in workers compensation, group health insurance and other insurance costs plus approximately $45,000 increase in bank charges related to credit card sales.

Engineering and Development. Engineering and development expense for the three months ended June 30, 2003 was $521,000 or 5% of net sales, an increase of $152,000 as compared with engineering and development expense for the three months ended June 30, 2002 of $369,000 or 5% of net sales. The 41% increase is due to approximately $50,000 increase in material costs and of consulting fees related to product development and enhancements.

Gain on Forward Currency Transactions. Our sales in Europe are denominated principally in Euros, and our sales in other international markets are denominated in dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the Euro. We realized gains of $62,000 and $19,000 on forward currency transactions for the three months ended June 30, 2003 and 2002, respectively, due to the changes in exchange rates between the United States dollar and the European Union euro.

Gain on Forward Exchange Contract. In the three months ended June 30, 2002, we realized a gain on forward contracts of $101,000, due to the increase in the fair market value of our forward exchange contract which we purchased in February of 2002 in connection with the incurrence of debt related to the acquisition of our facility in Germany. On February 3, 2003, the contracts expired and were not renewed.

Interest Income. Interest income relates to interest earned on our cash balances. Interest income for the three months ended June 30, 2003 was $8,000 as compared with $4,000 for the three months ended June 30, 2002 due to an increase in our cash balances.

Interest Expense. Interest expense decreased $21,000, or 64%, to $12,000 for the three months ended June 30, 2003, as compared with June 30, 2002 due to a decrease in the effective interest rate on our credit facility. In May 2003, we entered into a $5.0 million credit facility with a bank to replace our existing line of credit. The new line of credit will bear interest at LIBOR plus 2.25% as compared with the previous line of LIBOR plus 0.5%. Although the nominal rate of the new facility is higher, the former facility was burdened by the amortization of the cost of the required third-party guaranty.

Income Taxes. No provision for income tax was recognized for the three months ended June 30, 2003 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the three months ended June 30, 2002, as there was no assurance that the benefit of the net operating loss carry forwards would be realized. If in our judgment the recoverability of deferred tax assets, including the net operating loss carry forward, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of taxable net income. The utilization of net operating loss and credit carry-forwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Comparing the results of operations between the six months ended June 30, 2003 and June 30, 2002, the most significant change affecting operating results is the increase in sales. Sales for the six months ended June 30, 2003 increased 59% over sales for the six months ended June 30, 2002.

Net Sales. Net sales for the six months ended June 30, 2003 were $19.6 million, an increase of $7.3 million, as compared with net sales of $12.3 million for the six months ended June 30, 2002. The increase in sales resulted from an increased number of units sold. The Waterlase and LaserSmile systems accounted for approximately 82% and approximately 13% of our net sales for the six months ended June 30, 2003, respectively. We expect the Waterlase will continue to account for the majority of our sales. The recent decline in interest rates may have benefited purchasers of our products by reducing the interest expense to finance the purchase or lease of our products, although we do not believe it is possible to measure the effect of lower interest rates on our sales.

Many dentists finance their purchases through third party leasing companies. Approximately 29% of our revenue for the six months ended June 30, 2003 and 41% of our revenue for the six months ended June 30, 2002 were generated from dentists who financed their purchase through a single leasing company.

International sales for the six months ended June 30, 2003 were $4.2 million, or 21% of total net sales, as compared with $2.0 million, or 17% of total net sales, for the six months ended June 30, 2002. In February of 2003, we terminated our distributor in Germany primarily due to its failure to meet sales quotas under its distribution agreement with us. The agreement was originally signed in 2000 and renewed in 2002. The agreement required minimum sales of $10,000,000 over the two-year term following the renewal. The average quarterly sales generated by our distributor from the time of the renewal until we terminated the distributor were nearly 50% less than the quota provided under the distribution agreement. To replace the distributor, we entered into contracts with independent sales agents within Germany, which we believe provides a better sales channel in Germany. The termination of the distribution agreement has not adversely affected sales for the six months ended June 30, 2003. Sales by our distributor generated approximately $1.8 million of revenue for the year ended December 31, 2002. No sales were made by our distributor in 2003. Sales by our direct sales force accounted for approximately $1.6 million of revenue for the six months ended June 30, 2003. We intend to continue to sell through distributors in our other international markets and to increase and strengthen our international distribution network.

Gross Profit. Gross profit for the six months ended June 30, 2003 was $12.2 million, or 62% of net sales, an increase of $4.8 million, as compared with gross profit of $7.4 million, or 61% of net sales for the six months ended June 30, 2002. The increase in gross profit is attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. These efficiencies and cost savings have been partially offset by approximately $225,000 through the addition of production and field technician resources to support anticipated sales growth. Sales of the recently acquired Diolase and Pulsemaster systems are not anticipated to have a significant impact on gross margin.

Other Income. Other income consists of gain on sale of assets. The gain on sale of assets for the six months ended June 30, 2003 and June 30, 2002 of $32,000 and $32,000, respectively, consists of the amortization of the deferred gain relating to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001

Operating Expenses. Operating expenses for the six months ended June 30, 2003 were $10.1 million, or 52% of net sales as compared with $6.8 million, or 55% of net sales for the six months ended June 30, 2002. Approximately 79% of the increase, or $2.6 million, are sales and marketing costs that have been incurred to generate the increase in net sales.

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2003 were $7.2 million, or 37% of net sales, as compared with $4.6 million, or 38% of net sales, for the six months ended June 30, 2002. The increase in absolute dollars was due to higher commission expense related to the increase in sales, as well as increases of $180,000 in costs related to our national seminar marketing program, an increase of approximately $450,000 in international sales and marketing and approximately $150,000 associated with an increase in the size and scope of the World Clinical Laser Institute symposium that we sponsored in January 2003. We anticipate incremental costs relating to the marketing and sale of the American Dental Laser products for the second half of 2003. These expenses should not be material relative to our total planned costs.

General and Administrative. General and administrative expenses for the six months ended June 30, 2003 was $1.9 million, or 10% of net sales, as compared with $1.3 million, or 11% of net sales, for the six months ended June 30, 2002. The increase in absolute dollars was due to an increase of $175,000 in the provision for doubtful accounts, $125,000 in bank charges relating to credit card sales and a $350,000 increase in employee group and corporate insurance costs. General and administrative costs have also increased to support the growth of the Company. No significant additional general and administrative costs have been incurred or are expected from the acquisition and production of the American Dental Laser products except for amortization expense related to certain intangible assets acquired. We recorded amortization expense for the six months ended June 30, 2003 of $37,000.

Engineering and Development. Engineering and development expenses for the six months ended June 30, 2003 was $1.0 million, or 5% of net sales, as compared with $788,000, or 6% of net sales, for the six months ended June 30, 2002. The increase in absolute dollars is due to costs and consulting fees related to product development and enhancement. The change in engineering and development expenses as a percent of net sales reflects the larger sales base and normal fluctuations in the scope of current research and development projects. The American Dental Laser products have become part of our ongoing development and design improvements.

Gain on Foreign Currency Transactions. We realized a $108,000 gain on foreign currency transactions for the six months ended June 30, 2003, compared to $19,000 for the six months ended June 30, 2002 due to the changes in exchange rates between the United States dollar and Euro.

Gain on Forward Exchange Contracts. In the six months ended June 30, 2003, we realized a gain of $22,000 due to the increase in the fair market value of our forward exchange contract which we purchased in connection of the debt incurred to acquire our facility in Germany On February 3, 2003, the contracts expired and were not renewed

Interest Income. Interest income relates to interest earned on our cash balances. Interest income for the six months ended June 30, 2003 was $13,000 as compared with $7,000 for the six months ended June 30, 2002 due to an increase in our cash balance

Interest Expense. Interest expense decreased $35,000, or 53%, to $31,000 for the six months ended June 30, 2003, as compared with June 30, 2002 due to a decrease in the effective interest rate on our credit facility. In May 2003, we entered into a $5.0 million credit facility with a bank to replace our existing line of credit. The new line of credit will bear interest at LIBOR plus 2.25% as compared with the previous line of LIBOR plus 0.5%. Although the nominal rate on the new facility is higher, the previous facility was burdened by the amortization of the cost of a third-party guaranty.

Income Taxes. No provision for income tax was recognized for the six months ended June 30, 2003 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the six months ended June 30, 2002, as there was no assurance that the benefit of the net operating loss carry forwards would be realized. If in our judgment the recoverability of deferred tax assets, including the net operating loss carry forward, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of taxable net income. The utilization of net operating loss and credit carry-forwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Liquidity and Capital Resources

At June 30, 2003, we had $4.9 million in net working capital as compared with $1.4 million at December 31, 2002. Our principal source of liquidity at June 30, 2003 consisted of our cash balance of $6.6 million. For the six months ended June 30, 2003, our primary sources of cash were funds from operating activities in the amount of $1.3 million and funds received in connection with the exercise of stock options and warrants in the amount of $3.4 million. These sources of cash were decreased by investments in property and equipment of $136,000 and our acquisition of the laser assets of American Medical Technologies, as described in Note 9 to the accompanying unaudited consolidated financial statements, of $1.8 million. The net effect on cash of operating, investing and financing transactions for the six months ended June 30, 2003 was an increase of $2.7 million.

Several key indicators of liquidity are summarized in the following table:

	Six Months Ended
	June 30,
	2003	2002
Working capital	$4,869,000	$1,418,000
Cash provided by (used in) operations	1,321,000	(682,000)
Proceeds from the exercise of stock options and warrants	3,401,000	752,000
Current ratio	1.4	1.1
Accounts receivable collection period (days)	47.6	36.0
Inventory turnover	4.5	4.8

We purchased our production facility in Germany in February 2002 for cash consideration of approximately Euros 1.2 million payable in installments through 2003, subject to reduction in certain circumstances. The maximum consideration was reduced in September 2003 to Euros 989,000 in accordance with the terms of the agreement with the seller. However, we are in discussions with the seller regarding a further reduction based on the seller’s failure to fulfill its responsibilities under the purchase agreement. The purchase agreement provides for a payment of Euros 582,000 by April 1, 2003, which has not been paid pending these discussions. Payments of Euros 175,000 and 232,000 are required under the purchase agreement to be paid on September 30 and December 1, 2003 respectively. Outstanding amounts under the purchase agreement bear interest at less than one percent per annum. Since we are obligated to repay the debt on our German facility in Euros, we are at risk for changes in the value of the dollar relative to the Euro. An increase in the value of the dollar relative to the Euro would reduce the cost associated with repayment of the debt, whereas a decrease in the relative value of the dollar would increase the cost associated with repayment of the debt.

At June 30, 2003, we had $1.8 million outstanding under a $5.0 million revolving credit facility with Bank of the West. This same amount was outstanding at December 31, 2002 under a $1.8 million credit line with BSI AG. The facility with Bank of the West was entered into May 14, 2003 and is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25%, and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. Under the terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. We currently have $6.6 million in available cash as of June 30, 2003. We believe any cancellation of our bank line would not have a material impact on our liquidity and that our cash from operations will be sufficient to finance the cost of our operations. As a result of the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000, as explained in Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2002, our accumulated deficit and our net tangible equity have decreased. Consequently, we are not in compliance with three covenants as of June 30, 2003: timely reporting of our financial statements for the period ended June 30, 2003; minimum tangible net equity, which is $6,897,000 compared with a minimum required tangible net equity of $7,000,000; and the ratio of total liabilities to tangible net equity, which is 1.91 compared with a maximum allowed ratio of 1.75. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003. We anticipate that we will be in compliance with these covenants as of September 30, 2003, although there is no assurance that we will be in compliance.

We had no material commitments for capital expenditures as of June 30, 2003 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2003 for the years ending December 31:

	June 30,	Six Months Ending December 31,	Years Ending December 31,
	2003	2003	2004	2005	2006
Line of credit	$1,792,000	$1,792,000	$—	$—	$—
Debt	1,332,000	1,332,000	—	—	—
Operating leases	704,000	133,000	261,000	249,000	61,000

Total	$3,828,000	$3,257,000	$261,000	$249,000	$61,000

We believe that our current cash balances, cash expected to be generated from our operations, together with additional cash expected to be received through the exercise of stock options will be adequate to meet our debt service requirements and sustain our operations for at least the next twelve months. Beyond the next twelve months, if we continue to grow our sales volume at approximately the rate it has grown over the past several years, the adequacy of our cash balances to meet operating and capital needs will depend on our ability to be able to continue to generate sufficient cash flow from operations and our ability to borrow to support the funds necessary to support that growth rate.

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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issue classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact to our consolidated financial position, results of operations, or cash flows.

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

In addition, these lawsuits could result in significant expenses and diversion of management’s time and other resources. If Diodem successfully asserts an infringement claim against us in its infringement lawsuit, our operations may be severely impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 77% of our revenue in 2002 and approximately 82% of our revenue for the six months ended June 30, 2003. Diodem’s infringement proceeding could also result in significant limitations on our ability to manufacture, market and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, the amount of sales in any period could be adversely affected.

We purchase certain materials and components included in our Waterlase system and other products from a limited group of suppliers using purchase orders, and we have no written supply contracts with our key suppliers. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. The introduction of our LaserSmile system in 2001 was delayed due to an interruption in the supply of components for the system, however, we have not otherwise experienced material delays in the supply of components. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and handpieces used in our Waterlase system, which accounted for approximately 77% of our revenue in 2002 and approximately 82% of our revenue for the six months ended June 30, 2003, are each supplied by a separate single supplier. We have not experienced material delays from these suppliers, and we have identified and tested alternative suppliers for each of these three components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales and cash flow as we sought to replace the supplier, which we estimate could take up to three months. Such an interruption could cause our business, financial condition and results of operations to suffer.

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

We believe that international sales will continue to represent a significant portion of our net sales, and we intend to further expand our international operations. Our sales in Europe are denominated principally in Euros, while our sales in other international markets are in dollars. As a result, an increase in the relative value of the dollar against the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We realized a gain of $108,000 on foreign currency transactions for the six month period ended June 30, 2003, due to a decrease in the value of the dollar relative to the value of the Euro. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future. We also expect that sales of products manufactured at our facility in Germany will account for an increasing percentage of our revenue, which will further increase our exposure to the above-described risks associated with our international operations. Sales of products manufactured at our German facility accounted for approximately 9% of our revenue in 2002 and approximately 22% of our revenue for the six months ended June 30, 2003. Since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international sales and manufacturing operations and, consequently, negatively impact our business, financial condition and operating results. Despite these risks, we believe the market for our products outside the United States justifies our effort to expand our international operations.

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

In May 2003, we secured a new credit facility through Bank of the West. At June 30, 2003, the outstanding principal balance on this credit facility was $1.8 million. To maintain the right to borrow under this credit facility and avoid a default under our credit agreement with Bank of the West, we are required to satisfy certain financial tests and comply with certain operating covenants contained in that agreement. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our credit agreement. If we default, our lender will no longer be obligated to extend credit to us and could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure that indebtedness, which includes our intellectual property. The results of such action would have a significant negative impact on our results of operations and financial condition. As a result of the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000, as explained in Amendment No. 1 to our annual report on

Form 10-K/A for the year ended December 31, 2002, our accumulated deficit and our net tangible equity have decreased. Consequently, we are not in compliance with three covenants as of June 30, 2003: timely reporting of our financial statements for the period ended June 30, 2003; minimum tangible net equity, which is $6,897,000 compared with a minimum required tangible net equity of $7,000,000; and the ratio of total liabilities to tangible net equity, which is 1.91 compared with a maximum allowed ratio of 1.75. We have obtained waivers from the bank for each item of non-compliance as of June 30, 2003. We anticipate that we will be in compliance with these covenants as of September 30, 2003, although there is no assurance that we will be in compliance.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated below in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. Diodem’s lawsuit relates both to our Waterlase and to the patents and licenses we acquired from AMT. Diodem alleges that technology used in our Waterlase infringes the four patents it acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio pursuant to the licenses we acquired from AMT infringe on the patents Diodem acquired from Premier Laser. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem.

We are not currently subject to any other material pending or threatened legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of the Security Holders.

Following are the results of matters submitted to a vote at the Annual Meeting of Stockholders held April 29, 2003:

1. The election of the following individuals to the Board of Directors to serve until the next Annual Meeting of the Stockholders and until their successors are duly elected and qualified:

	Votes For	Votes Against
Federico Pignatelli	16,805,590	29,721
William A. Owens	16,804,780	30,531
Jeffrey W. Jones	15,889,799	945,512
George V. d’Arbeloff	16,800,040	35,271

2. The ratification of PricewaterhouseCoopers LLP as the independent accountants for the year ending December 31, 2003. Votes cast for were 16,762,627; votes cast against were 55,295; and there were 17,389 abstentions.

Item 5.	Other information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

10.10	Form of Purchase Order Terms and Conditions relating to domestic sales (effective for sales after August 4, 2003). *

10.12	Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. *

10.13	BioLase and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and BioLase

Technology, Inc. *

10.14	Credit Agreement dated May 14, 2003, between Bank of the West and BioLase Technology, Inc. *

31.1	Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities

Exchange Act of 1934, as amended. **

31.2	Certification of Edson J. Rood Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange

Act of 1934, as amended. **

32.1	Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002. **

32.2	Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002. **

(b)	Reports on Form 8-K

On April 23, 2003, the registrant filed a report on Form 8-K to furnish disclosure under Item 9 of the report (intended to be furnished under Item 12) in relation to the announcement of financial results for the first quarter of fiscal 2003.

On June 4, 2003, the registrant filed a report on Form 8-K to report matters under Item 2 and Item 7 of the report in relation to its acquisition of certain assets of American Medical Technologies, Inc., a Delaware corporation, pursuant to the terms of an Asset Purchase Agreement dated May 12, 2003, by and among American Medical Technologies, Inc., BioLase Technology, Inc. and BL Acquisition Corp.

On June 23, 2003, the registrant filed a report on Form 8-K/A, which amended the current report on Form 8-K previously filed on June 4, 2003, information and financial statements of the business acquired to provide pro forma financial statements under Item 7 of the report.

On July 24, 2003, the registrant filed a report on Form 8-K to report matters under Item 7 and Item 9 of the report in relation to the announcement of financial results for the second quarter of fiscal 2003.

On August 1, 2003, the registrant filed a report on Form 8-K/A, which amended the current report on Form 8-K previously filed on June 4, 2003, and subsequent amended on June 23, 2003, to amend and restate financial statements of the acquired business and pro forma financial statements, under Item 7 of the report. As reported in the registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and its amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2003, in connection with the restatement of financial statements for the prior periods, the registrant plans to file a this current report to amend and restate the financial statements and information included in the report. You should further amendment to not rely on financial statements or information that were included in the amended current report on Form 8-K/A, or financial statements or information relating to the restated periods that were included in any other current report filed before the filing of this report on Form 10-Q.

On August 7, 2003, the registrant filed a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on August 7, 2003.

On August 29, 2003, the registrant filed a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on August 29, 2003.

*	File with Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A filed on September 16, 2003 and incorporated herein by reference.
**	Filed herewith.

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