Form 10-Q
period 2003-09-30
BIOLASE TECHNOLOGY INC
filed 2003-11-14
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2003: 21,547,000.

BIOLASE TECHNOLOGY, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,123,000	$3,940,000
Accounts receivable, less allowance of $64,000 and $202,000 in 2003 and 2002, respectively	7,402,000	4,983,000
Inventories, net of reserves of $460,000 and $239,000 in 2003 and 2002, respectively	3,656,000	2,792,000
Deferred charges on product shipped	460,000	1,415,000
Prepaid expenses and other current assets	799,000	1,028,000

Total current assets	18,440,000	14,158,000
Property, plant and equipment, net	1,753,000	1,733,000
Intangible assets, net	2,645,000	67,000
Goodwill	2,926,000	—
Other assets	551,000	45,000

Total assets	$26,315,000	$16,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	2,445,000	2,082,000
Accrued liabilities	4,354,000	3,580,000
Customer deposits	289,000	329,000
Deferred revenue on product shipped	1,003,000	3,674,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	1,145,000	1,220,000

Total current liabilities	11,091,000	12,740,000
Deferred gain on sale of building	95,000	142,000

Total liabilities	11,186,000	12,882,000

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding – 21,545,000 shares in 2003 and 20,131,000 shares in 2002	22,000	20,000
Additional paid-in capital	56,816,000	49,497,000
Accumulated other comprehensive loss	(130,000)	(57,000)
Accumulated deficit	(41,579,000)	(46,339,000)

Total stockholders’ equity	15,129,000	3,121,000

Total liabilities and stockholders’ equity	$26,315,000	$16,003,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$13,434,000	$6,859,000	$32,991,000	$19,134,000
Cost of sales	5,024,000	2,742,000	12,386,000	7,569,000

Gross profit	8,410,000	4,117,000	20,605,000	11,565,000

Other income	19,000	15,000	51,000	47,000

Operating expenses:
Sales and marketing	3,729,000	2,619,000	10,962,000	7,255,000
General and administrative	1,527,000	739,000	3,407,000	2,072,000
Engineering and development	629,000	360,000	1,662,000	1,148,000

Total operating expenses	5,885,000	3,718,000	16,031,000	10,475,000

Income from operations	2,544,000	414,000	4,625,000	1,137,000
Gain (loss) on foreign currency transactions	27,000	(5,000)	135,000	14,000
Gain on forward exchange contract	—	1,000	22,000	102,000
Interest income	8,000	6,000	21,000	13,000
Interest expense	(12,000)	(34,000)	(43,000)	(100,000)

Net income	$2,567,000	$382,000	$4,760,000	$1,166,000

Net income per share:
Basic	$0.12	$0.02	$0.23	$0.06
Diluted	$0.11	$0.02	$0.21	$0.05
Shares used in computing net income per share:
Basic	21,535,000	20,033,000	20,796,000	19,878,000
Diluted	23,448,000	21,215,000	22,813,000	21,288,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,760,000	$1,166,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	286,000	128,000
Gain on disposal of assets	(51,000)	(47,000)
Gain on foreign exchange contract	(22,000)	(102,000)
Provision (benefit) for bad debts	248,000	(220,000)
Provision (benefit) for inventory excess and obsolescence	216,000	(4,000)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,667,000)	(1,284,000)
Inventory	(835,000)	(453,000)
Deferred charges on product shipped	955,000	(176,000)
Prepaid expenses and other assets	(266,000)	(480,000)
Accounts payable and accrued liabilities	934,000	497,000
Deferred revenue on product shipped	(2,671,000)	691,000
Customer deposits	(40,000)	(29,000)

Net cash provided by (used in) operating activities	847,000	(313,000)

Cash flows from investing activities:
Additions to property, plant and equipment	(286,000)	(175,000)
Cash paid for business acquisition	(1,825,000)	—

Net cash used in investing activities	(2,111,000)	(175,000)

Cash flows from financing activities:
Borrowing on line of credit	1,792,000	—
Payment on line of credit	(1,792,000)	—
Proceeds from exercise of stock options and warrants	3,513,000	762,000

Net cash provided by financing activities	3,513,000	762,000

Effect of exchange rate changes on cash	(66,000)	(24,000)
Increase in cash and cash equivalents	2,183,000	250,000
Cash and cash equivalents at beginning of period	3,940,000	2,670,000

Cash and cash equivalents at end of period	$6,123,000	$2,920,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$40,000	$37,000

Cash paid during the period for taxes	$2,000	$2,000

Non-cash financing activities:
Debt incurred in connection with acquisition of production facility		$1,000,000

Business acquisition (Note 9):
Net assets acquired	$5,846,000
Acquisition fees accrued	(215,000)
Common stock issued	(3,806,000)

Cash paid for acquisition	$1,825,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the December 31, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. We restated our balance sheet as of December 31, 2002, our results of operations for the three and nine months ended September 30, 2002 and our statement of cash flows for the nine months ended September 30, 2002. The restatement is further described in Note 2 of the Notes to the Consolidated Financial Statements on Form 10-K/A for the year ended December 31, 2002. These financial statements should be read in conjunction with the restated audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on September 17, 2003.

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition.

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 requires that four basic criteria must be met before revenue can be recognized:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered;

•	the price is fixed and determinable; and

•	collectibility is reasonably assured.

As a result of the recent restatement of our financial statements, assuming all of the above criteria had been met, for the period from January 1, 2000 to early August 2003, we recorded revenue for domestic sales when we received payment in full, due to a clause in our prior purchase order that stated title transfers upon payment in full; we recorded revenue for international direct sales when the product was installed, which is when the customer became obligated to pay, and we recorded revenue for sales to distributors upon delivery.

In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for domestic sales and international direct sales upon shipment, and we have continued to record revenue for sales to distributors upon delivery. As a result, we recorded $4.0 million in revenue under the revenue recognition policy in effect before the modification to our sales arrangements and $6.2 million in revenue under our revenue recognition policy in effect after the modification to our sales arrangements, during the quarter ended September 30, 2003. Net revenues unaffected by the changes in our revenue recognition policy were $3.2 million for the quarter ended September 30, 2003.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (Continued)

On July 1, 2003, we adopted the Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We concluded that certain of our arrangements include multiple units of accounting resulting in the allocation of the total consideration based on the residual value method. The adoption of EITF 00-21 did not have a material impact to our consolidated financial position, results of operations or cash flows.

Stock-based compensation.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted for the year ended December 31, 2002. We will continue to account for our stock-based compensation according to the provisions of APB Opinion No. 25.

If we had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma income per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$2,567,000	$382,000	$4,760,000	$1,166,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418,000)	(290,000)	(1,079,000)	(788,000)

Pro forma net income	$2,149,000	$92,000	$3,681,000	$378,000

Net income per share:
Basic – as reported	$0.12	$0.02	$0.23	$0.06
Basic – pro forma	$0.10	$0.00	$0.18	$0.02
Diluted – as reported	$0.11	$0.02	$0.21	$0.05
Diluted – pro forma	$0.09	$0.00	$0.16	$0.02

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected term (years)	3.50	3.50	3.50	3.50
Volatility	80%	84%	80%	84%
Annual dividend per share	0%	0%	0%	0%
Risk free interest rate	2.30%	3.05%	2.02%	3.05%
Weighted average fair value	$6.41	$2.37	$5.67	$2.97

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

During the nine months ended September 30, 2003, a total of 1,106,000 stock options and warrants were exercised for total proceeds of $3,513,000.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (Continued)

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

INVENTORIES:	September 30, 2003	December 31, 2002
Materials	$1,788,000	$1,124,000
Work-in-process	811,000	695,000
Finished goods	1,057,000	973,000

Inventories	$3,656,000	$2,792,000

PROPERTY, PLANT AND EQUIPMENT, NET:	September 30, 2003	December 31, 2002
Land	$271,000	$288,000
Building	750,000	792,000
Leasehold improvements	129,000	89,000
Equipment and computers	956,000	763,000
Furniture and fixtures	230,000	184,000

Total	2,336,000	2,116,000
Less accumulated depreciation	(583,000)	(383,000)

Property, plant and equipment, net	$1,753,000	$1,733,000

ACCRUED LIABILITIES:	September 30, 2003	December 31, 2002
Payroll and benefits	$1,359,000	$1,320,000
Warranty	742,000	625,000
Insurance	29,000	318,000
Sales taxes	1,086,000	853,000
Other deferred revenue	360,000	180,000
Other	778,000	284,000

Accrued liabilities	$4,354,000	$3,580,000

NOTE 4 — INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents details of our intangible assets and related accumulated amortization:

	As of September 30, 2003			As of December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$1,284,000	$(118,000)	$1,166,000	$112,000	$(65,000)	$47,000
Trademarks	69,000	(58,000)	11,000	69,000	(49,000)	20,000
Trade names	979,000	—	979,000	—	—	—
Other	523,000	(34,000)	489,000	—	—	—

Total	$2,855,000	$(210,000)	$2,645,000	$181,000	$(114,000)	$67,000

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded amortization expense for the three and nine months ended September 30, 2003 of $58,000 and $95,000 respectively. We recorded amortization expense for the three and nine months ended September 30, 2002 of $6,000 and $18,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $59,000, $234,000, $225,000, $219,000 and $198,000, respectively. Other intangible assets consist of an acquired customer list and non-compete agreement.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (Continued)

NOTE 5 — DEBT

We purchased our production facility in Germany in February 2002 for cash consideration of approximately Euros 1.2 million, which we agreed to pay in installments through 2003, subject to reduction if we were unable to conclude a patent license arrangement with the seller and another company. We did not conclude that arrangement and, in September 2003, the consideration was reduced to Euros 989,000 per the agreement. The purchase agreement provides for the payment of Euros 582,000 and of Euros 175,000 by April 1 and September 30, 2003, respectively, which were never paid due to subsequent discussions with the seller regarding a further reduction to the purchase price. The purchase agreement also provides for the payment of Euros 232,000 on December 1, 2003. Based on our further discussions with the seller, in September 2003, the maximum consideration due under the agreement was reduced to Euros 986,000. In October 2003, we paid the seller Euros 986,000 plus applicable taxes, as full and final payment to the seller under the purchase agreement.

At September 30, 2003, we had $1.8 million outstanding under a $5.0 million revolving credit facility with Bank of the West. This same amount was outstanding at December 31, 2002 under a $1.8 million credit line with BSI AG. The facility with Bank of the West was entered into May 14, 2003 is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25%, and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. Under the terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. Our credit line currently has an outstanding balance of approximately $1.8 million as of September 30, 2003. We are in compliance with all covenants as of September 30, 2003.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In March 2001, we entered into a sale-leaseback transaction in which we sold and leased back our manufacturing facility in San Clemente, California. The lease expires in March of 2006 and is being accounted for as an operating lease.

We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases as of September 30, 2003 for each of the years ending December 31 are as follows:

Remainder of 2003	$66,000
2004	261,000
2005	249,000
2006	61,000

Total	$637,000

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. In July 2003, AMT was dismissed from the lawsuit without prejudice; however, we and other defendants remain in the lawsuit.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (Continued)

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

Following our recent restatement of financial statements, in late October 2003, we received an informal request from the Securities and Exchange Commission to voluntarily provide information relating to the restatement. We intend to fully comply with this request. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.

From time to time, we are involved in other legal proceedings incidental to our business. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 7 — COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$2,567,000	$382,000	$4,760,000	$1,166,000
Foreign currency translation adjustment	4,000	(11,000)	(73,000)	(27,000)

Comprehensive income	$2,571,000	$371,000	$4,687,000	$1,139,000

NOTE 8 — EARNINGS PER SHARE

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$2,567,000	$382,000	$4,760,000	$1,166,000

Weighted average shares outstanding—basic	21,535,000	20,033,000	20,796,000	19,878,000
Dilutive effect of stock options and warrants	1,913,000	1,182,000	2,017,000	1,410,000

Weighted average shares outstanding—diluted	23,448,000	21,215,000	22,813,000	21,288,000

Outstanding options excluded as impact would be anti-dilutive	23,000	304,000	398,000	287,000

NOTE 9 — RECENT ACQUISITION

On May 21, 2003 we acquired the American Dental Laser (“ADL”) product line from AMT for approximately $5.8 million, in order to strengthen our portfolio of intellectual property and expand our product lines. The assets acquired included dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. The consideration paid by us consisted of approximately $1.8 million cash, $215,000 in transaction costs directly attributable to the acquisition and 307,500 shares of common stock with a fair value of approximately $3.8 million. For purposes of computing the purchase price, the value of the common stock of $12.38 per share was determined by taking the average closing price of our common stock as quoted on NASDAQ between May 19, 2003 and May 23, 2003. The total purchase price has been allocated to the acquired tangible and intangible assets of ADL based on the fair values with the balance allocated to goodwill. The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The amount allocated to the intangible assets was determined using estimates of discounted cash flow for the patents, trademarks, trade name and non-competition agreement; and the cost approach was used to estimate the value of the customer list. The total intangible assets acquired include approximately $2.9 million for goodwill, $979,000 for trade names and trademarks, $1.2 million for patents, $432,000 for customer list and $91,000 for a non-compete agreement. The patents are being amortized over ten years, the customer list over six years, and the non-compete agreement over four years. The trademarks and trade names were determined to have indefinite lives.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (Continued)

The total consideration consisted of the following:

Cash	$1,825,000
Stock consideration (307,500 shares at $12.38 per share)	3,806,000
Acquisition costs	215,000

Total	$5,846,000

The components of the purchase price and allocation are as follows:
Tangible assets acquired	$246,000
Identifiable intangible assets acquired	2,674,000
Goodwill	2,926,000

Total	$5,846,000

During the three months ended September 30, 2003, additional acquisition costs incurred resulted in an increase to goodwill in the amount of $81,000. The following data summarizes the results of operations for the periods indicated as if the ADL acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identifiable intangible assets.

	Nine Months Ended September 30,
	2003	2002
Pro forma:
Net sales	$33,592,000	$22,991,000
Net income (loss)	4,489,000	(1,189,000)
Net income (loss) per share:
Basic	$0.22	$(0.06)
Diluted	$0.20	$(0.06)

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2002, we had forward exchange contracts in Euros recorded at fair value in Other Assets on our balance sheet. On February 3, 2003 the contracts expired and were not renewed. Since these contracts were not designated as hedges pursuant to SFAS 133, we recognized the changes in fair value of those contracts in our consolidated statements of operations. We recognized gains on those contracts of $22,000 for the nine months ended September 30, 2003. For the three and nine months ended September 30, 2002 we recognized gains of $1,000 and $102,000, respectively.

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

Changes in the product warranty accrual for the nine months ended September 30, 2003 was as follows:

Warranty accrual, December 31, 2002	$625,000
Warranty expenditures	(853,000)
Provision for estimated warranty cost during the period	970,000

Warranty accrual, September 30, 2003	$742,000

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (Continued)

guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

NOTE 13 — CONCENTRATION OF CREDIT RISK

Many of the dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Approximately 30% and 32% of our net sales during the three and nine months ended September 30, 2003, respectively, were generated from dentists who financed their purchase through National Technology Leasing (“NTL”). As of September 30, 2003 and December 31, 2002, 23% and 19% of accounts receivable balances were due from NTL, respectively. During the three and nine months ended September 30, 2002, net sales to NTL accounted for 31% and 38%, respectively.

During the three and nine months ended September 30, 2003, international sales accounted for 22% and 22% of net sales, respectively, and during the three and nine months ended September 30, 2002, international sales accounted for 26% and 20% of net sales, respectively.

During the three and nine months ended September 30, 2003, net sales to distributors accounted for 19% and 15%, respectively, and during the three and nine months ended September 30, 2002, net sales to distributors accounted for 24% and 16%, respectively.

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

We restated our balance sheet as of December 31, 2002, our results of operations for the three and nine months ended September 30, 2002 and our statement of cash flows for the nine months ended September 30, 2002. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in our amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 17, 2003.

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

Since 1998 our objective has been to become the leading designer, manufacturer and marketer of laser systems for the dental industry. We have focused our efforts on receiving clearances with the U.S. Food and Drug Administration (“FDA”) as well as furthering the commercial success and viability of our water and laser technology through intellectual property advancements and strategic acquisitions.

In 2002, we received FDA clearances to market the Waterlase system for complete root canal therapy (EndoLase™) and for cutting, shaving, contouring and resection of oral osseous tissues (bone) (OsseoLase™). In January 2003, we received FDA clearance to market the Waterlase for use in apicoectomy surgery, a treatment for root canal infections and complications that includes cutting gum, bone and the apex of the tooth to access the infected area. The clearance also relates to flap surgical procedures, including periodontal procedures, implant placement and recovery, extracting wisdom teeth, exposure of impacted teeth for orthodontics as well as additional procedures involving flap surgery. In October 2003 we received FDA clearance to market the LaserSmile system for periodontal procedures for both early and advanced stages of periodontal disease, including soft tissue curettage, removal of diseased tissue within the periodontal pocket and removal of highly inflamed edematous tissue affected by bacteria penetration of the pocket lining and junctional epithelium.

In December 2001, we formed BIOLASE Europe, GmbH (“BIOLASE Europe”), a wholly owned subsidiary based in Germany. In February 2002, BIOLASE Europe acquired a laser manufacturing facility in Germany for Euros 1.2 million and commenced manufacturing operations at that location. This acquisition has enabled us to initiate an expansion of our sales in Europe and neighboring international regions. We purchased the facility for cash consideration of approximately Euros 1.2 million, which we agreed to pay in installments through 2003, subject to reduction if we were unable to conclude a patent license arrangement with the seller and another company. We did not conclude that arrangement and, in September 2003, the consideration was reduced to Euros 989,000 per the agreement. The purchase agreement provides for the payment of Euros 582,000 and of Euros 175,000 by April 1 and September 30, 2003, respectively, which were never paid due to subsequent discussions with the seller regarding a further reduction to the purchase price. The purchase agreement also provides for the payment of Euros 232,000 on December 1, 2003. Based on our further discussions with the seller, in September 2003, the maximum consideration due under the agreement was reduced to Euros 986,000. In October 2003, we paid the seller Euros 986,000 plus applicable taxes, as full and final payment to the seller under the purchase agreement.

On May 21, 2003 we acquired the American Dental Laser (“ADL”) product line and other dental laser assets of American Medical Technologies, Inc. (“AMT”) for approximately $5.8 million, consisting of $1.8 million in cash, 307,500 shares of our common stock with a fair value of approximately $3.8 million and $215,000 in costs directly attributable to the acquisition. The assets acquired included dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. Sales of the new systems began in the second half of 2003.

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

Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 requires that four basic criteria must be met before revenue can be recognized:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered;

•	the price is fixed and determinable; and

•	collectibility is reasonably assured.

As a result of the recent restatement of our financial statements, assuming all of the above criteria had been met, for the period from January 1, 2000 to early August 2003, we recorded revenue for domestic sales when we received payment in full, due to a clause in our prior purchase order that stated title transfers upon payment in full; we recorded revenue for international direct sales when the product was installed, which is when the customer became obligated to pay, and we recorded revenue for sales to distributors upon delivery.

In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for domestic sales and international direct sales upon shipment, and we have continued to record revenue for sales to distributors upon delivery. As a result, we recorded $4.0 million in revenue under the revenue recognition policy in effect before the modification to our sales arrangements and $6.2 million in revenue under our revenue recognition policy in effect after the modification to our sales arrangements, during the quarter ended September 30, 2003. Net revenues unaffected by the changes in our revenue recognition policy were $3.2 million for the quarter ended September 30, 2003.

On July 1, 2003, we adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We concluded that certain of our arrangements include multiple units of accounting resulting in the allocation of the total consideration based on the residual value method. The adoption of EITF 00-21 did not have a material impact to our consolidated financial position, results of operations or cash flows.

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

Results of Operations

The following table sets forth certain data from our consolidated income statements for the three and nine months ended September 30, 2003 and 2002, expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.4	40.0	37.5	39.6

Gross profit	62.6	60.0	62.5	60.4
Other income	0.1	0.2	0.2	0.2
Operating expenses:
Sales and marketing	27.7	38.2	33.2	37.9
General and administrative	11.4	10.8	10.4	10.8
Engineering and development	4.7	5.2	5.1	6.0

Total operating expenses	43.8	54.2	48.7	54.7

Income from operations	18.9	6.0	14.0	5.9
Non-operating income (loss)	0.2	(0.4)	0.4	0.2

Net income	19.1%	5.6%	14.4%	6.1%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Comparing the results of operations between the three months ended September 30, 2003 and September 30, 2002, the most significant change affecting operating results is the increase in net sales. Net sales for the three months ended September 30, 2003 increased 96% over net sales for the three months ended September 30, 2002.

Net Sales. Net sales for the three months ended September 30, 2003 were $13.4 million, an increase of $6.5 million, as compared with net sales of $6.9 million for the three months ended September 30, 2002. In August 2003, we modified our sales arrangements with our customers and began recognizing revenue upon shipment for our domestic sales and international direct sales. Approximately 48% of the increase in net sales was due to an increase in the revenue for products sold and 52% of the increase was due to the change in deferred revenue during the periods being compared. The number of products sold in the third quarter of 2003 increased 42% over products sold in the third quarter of 2002. Sales for the third quarter reflected our historical pattern of seasonality as sales decreased from the second quarter due to vacation patterns of dental practitioners in the United States and Europe.

The Waterlase and LaserSmile systems accounted for approximately 80% and approximately 12% of our net sales for the three months ended September 30, 2003, respectively. We expect the Waterlase will continue to account for the majority of our sales. The recent decline in interest rates may have benefited purchasers of our products by reducing the interest expense to finance the purchase or lease of our products, although we do not believe it is possible to measure the effect of lower interest rates on our sales.

Many dentists finance their purchases through third party leasing companies. Approximately 30% of our net sales for the three months ended September 30, 2003 and 31% of our net sales for the three months ended September 30, 2002 were generated from dentists who financed their purchases through National Technology Leasing Corporation, an independent equipment leasing company.

International sales were $3.0 million for the three months ended September 30, 2003 or 22% of net sales, as compared to $1.8 million in 2002 or 26% of net sales. Sales to Asia and Europe were $1.8 million and $999,000, respectively, for the three months ended September 30, 2003 compared to $1.2 million and $399,000, respectively, for the three months ended September 30, 2002.

Gross Profit. Gross profit for the three months ended September 30, 2003 was $8.4 million or 63% of net sales, an increase of $4.3 million or 104% from gross profit of $4.1 million or 60% of net sales for the three months ended September 30, 2002. The increase in gross profit is directly attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. Sales of the recently acquired Diolase and Pulsemaster systems have not had a significant impact on gross profit.

Other Income. Other income consists of gain on sales of assets. The gain on sales of assets for the three months ended September 30, 2003 and September 30, 2002 of $19,000 and $15,000, respectively, consists of the amortization of the deferred gain relating to the sale and leaseback of our manufacturing facility in San Clemente, California, in March 2001.

Operating Expenses. Operating expenses for the three months ended September 30, 2003 and the three months ended September 30, 2002, were 44% and 54%, respectively, of net sales.

Sales and Marketing. For the third quarter of fiscal 2003, sales and marketing expenses were $3.7 million or 28% of net sales, compared to $2.6 million or 38% of net sales for the third quarter of fiscal 2002. The decrease in the percentage of net sales was due to the net recognition of $2.7 million in deferred revenue for which there were no corresponding sales and marketing expenses, other than commission expense, in the quarter ended September 30, 2003. The dollar increase was due to increases of approximately $73,000 in international sales and marketing and $221,000 in domestic marketing costs plus increased commissions related to the increased sales, including recognition of approximately $248,000 in deferred commission expense related to the deferred revenue recognized in the quarter.

General and Administrative. General and administrative expense for the three months ended September 30, 2003 was $1.5 million or 12% of net sales, an increase of $788,000 or 107%, as compared with general and administrative expense for the three months ended September 30, 2002 of $739,000 or 11% of net sales. Professional expenses accounted for most of the dollar increase, including approximately $450,000 in expenses related to the restatement of our consolidated financial statements as well as expenses related to the preparation of our registration statement and to various consulting projects.

Engineering and Development. Engineering and development expense for the three months ended September 30, 2003 was $629,000 or 5% of net sales, an increase of $269,000 as compared with engineering and development expense for the three months ended September 30, 2002 of $360,000 or 5% of net sales. The increase is due to material costs and consulting fees related to product development and enhancements.

Gain on Foreign Currency Transactions. Our sales in Europe are denominated principally in Euros, and our sales in other international markets are denominated in dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the Euro. We realized a gain of $27,000 and loss of $5,000 on foreign currency transactions for the three months ended September 30, 2003 and 2002, respectively, due to the changes in exchange rates between the United States dollar and the European Union euro.

Interest Income. Interest income relates to interest earned on our cash balances. Interest income for the three months ended September 30, 2003 was $8,000 as compared with $6,000 for the three months ended September 30, 2002 due to an increase in our cash balances.

Interest Expense. Interest expense decreased $22,000, or 65%, to $12,000 for the three months ended September 30, 2003, as compared with September 30, 2002 due to a decrease in the effective interest rate on our credit facility. In May 2003, we entered into a $5.0 million credit facility with a bank to replace our existing line of credit. The new line of credit bears interest at LIBOR plus 2.25% as compared with the previous line of LIBOR plus 0.5%. Although the nominal rate of the new facility is higher, the former facility was burdened by the amortization of the cost of the required third-party guaranty.

Income Taxes. No provision for income tax was recognized for the three months ended September 30, 2003 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the three months ended September 30, 2002, as there was no assurance that the benefit of the net operating loss carry forwards would be realized. If in our judgment the recoverability of deferred tax assets, including the net operating loss carry forward, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of taxable net income.

The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss (NOL) carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In October 2003 we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that, as of December 31, 2002, we have, for federal income tax purposes, approximately $33.8 million of NOL carryforwards. Of this amount, approximately $28.1 million is available immediately to offset 2003 federal taxable income or the taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2004 through 2009. However, any future ownership changes qualifying under Section 382 may limit an ability to use our remaining NOL carryforwards.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Comparing the results of operations between the nine months ended September 30, 2003 and September 30, 2002, the most significant change affecting operating results is the increase in net sales. Net sales for the nine months ended September 30, 2003 increased 72% over net sales for the nine months ended September 30, 2002.

Net Sales. Net sales for the nine months ended September 30, 2003 were $33.0 million, an increase of $13.9 million, as compared with net sales of $19.1 million for the nine months ended September 30, 2002. In August 2003, we modified our sales arrangements with our customers and began recognizing revenue upon shipment for our domestic sales and international direct sales. Approximately 76% of the increase in net sales was due to an increase in the revenues for products sold and 24% of the increase was due to the change in deferred revenue during the periods being compared. The number of products sold in the nine months ended September 30, 2003 increased 53% over products sold for the nine months ended September 30, 2002. The Waterlase and LaserSmile systems accounted for approximately 80% and approximately 13% of our net sales for the nine months ended September 30, 2003, respectively. We expect the Waterlase will continue to account for the majority of our sales. The recent decline in interest rates may have benefited purchasers of our products by reducing the interest expense to finance the purchase or lease of our products, although we do not believe it is possible to measure the effect of lower interest rates on our sales.

Many dentists finance their purchases through third party leasing companies. Approximately 32% of our net sales for the nine months ended September 30, 2003 and 38% of our net sales for the nine months ended September 30, 2002 were generated from dentists who financed their purchases through National Technology Leasing Corporation, an independent equipment leasing company.

International sales for the nine months ended September 30, 2003 were $7.3 million, or 22% of net sales, as compared with $3.9 million, or 20% of net sales, for the nine months ended September 30, 2002. Sales to Asia and Europe were $3.5 million and $2.9 million, respectively, for the nine months ended September 30, 2003 compared to $2.2 million and $1.2 million, respectively, for the nine months ended September 30, 2002.

Gross Profit. Gross profit for the nine months ended September 30, 2003 was $20.6 million, or 62% of net sales, an increase of $9.0 million, as compared with gross profit of $11.6 million, or 60% of net sales for the nine months ended September 30, 2002. The increase in gross profit is attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. Sales of the recently acquired Diolase and Pulsemaster systems have not had a significant impact on gross profit.

Other Income. Other income consists of gain on sales of assets. The gain on sales of assets for the nine months ended September 30, 2003 and September 30, 2002 of $51,000 and $47,000, respectively, consists of the amortization of the deferred gain relating to the sale and leaseback of our manufacturing facility in San Clemente, California, in March 2001.

Operating Expenses. Operating expenses for the nine months ended September 30, 2003 were $16.0 million, or 49% of net sales as compared with $10.5 million, or 55% of net sales for the nine months ended September 30, 2002. Approximately 66% of the increase, or $3.7 million, are sales and marketing costs that have been incurred to generate the increase in net sales.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2003 were $11.0 million, or 33% of net sales, as compared with $7.3 million, or 38% of net sales, for the nine months ended September 30, 2002. The increase in absolute dollars was due to higher commission expense related to the increase in sales, including recognition of approximately $248,000 in deferred commission expense related to the deferred revenue recognized in the third quarter, as well as increases of $226,000 in costs related to our national seminar marketing program, an increase of approximately $1.0 million in international sales and marketing and approximately $164,000 associated with an increase in the size and scope of the World Clinical Laser Institute symposium that we sponsored in January 2003. Incremental costs relating to the marketing and sale of the American Dental Laser products have not had a significant impact on total sales and marketing expense.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2003 was $3.4 million, or 10% of net sales, as compared with $2.1 million, or 11% of net sales, for the nine months ended September 30, 2002. Professional expenses accounted for most of the dollar increase, including approximately $450,000 in expenses related to the restatement of our consolidated financial statements as well as expenses related to the preparation of our registration statement and to various consulting projects. The remaining increase in absolute dollars was due to a $396,000 increase in employee group and corporate insurance costs and $127,000 in bank charges relating to credit card sales. General and administrative costs have also increased to support the growth of the Company. No significant additional general and administrative costs have been incurred or are expected from the acquisition and production of the American Dental Laser products except for amortization expense related to certain intangible assets acquired. We recorded amortization expense for the nine months ended September 30, 2003 of $95,000 compared to $18,000 for the nine months ended September 30, 2002.

Engineering and Development. Engineering and development expenses for the nine months ended September 30, 2003 was $1.7 million, or 5% of net sales, as compared with $1.1 million, or 6% of net sales, for the nine months ended September 30, 2002. The increase in absolute dollars is due to materials and consulting fees related to product development and enhancement. The change in engineering and development expenses as a percent of net sales reflects the larger sales base and normal fluctuations in the scope of current research and development projects.

Gain on Foreign Currency Transactions. We realized a $135,000 gain on foreign currency transactions for the nine months ended September 30, 2003, compared to $14,000 for the nine months ended September 30, 2002 due to the changes in exchange rates between the United States dollar and European Union euro.

Gain on Forward Exchange Contracts. In the nine months ended September 30, 2003 and 2002, we realized gains of $22,000 and $102,000, respectively, due to the increase in the fair market value of our forward exchange contract which we purchased in connection of the debt incurred to acquire our facility in Germany. On February 3, 2003, the contracts expired and were not renewed.

Interest Income. Interest income relates to interest earned on our cash balances. Interest income for the nine months ended September 30, 2003 was $21,000 as compared with $13,000 for the nine months ended September 30, 2002 due to an increase in our cash balance.

Interest Expense. Interest expense decreased $57,000, or 57%, to $43,000 for the nine months ended September 30, 2003, as compared with September 30, 2002 due to a decrease in the effective interest rate on our credit facility. In May 2003, we entered into a $5.0 million credit facility with a bank to replace our existing line of credit. The new line of credit bears interest at LIBOR plus 2.25% as compared with the previous line of LIBOR plus 0.5%. Although the nominal rate on the new facility is higher, the previous facility was burdened by the amortization of the cost of a third-party guaranty.

Income Taxes. No provision for income tax was recognized for the nine months ended September 30, 2003 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the nine months ended September 30, 2002, as there was no assurance that the benefit of the net operating loss carry forwards would be realized. If in our judgment the recoverability of deferred tax assets, including the net operating loss carry forward, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of taxable net income.

The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss (NOL) carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In October 2003 we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that, as of December 31, 2002, we have, for federal income tax purposes, approximately $33.8 million of NOL carryforwards. Of this amount, approximately $28.1 million is available immediately to offset 2003 federal taxable income or the taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2004 through 2009. However, any future ownership changes qualifying under Section 382 may limit an ability to use our remaining NOL carryforwards.

Liquidity and Capital Resources

At September 30, 2003, we had $7.3 million in net working capital as compared with $1.4 million at December 31, 2002. Our principal source of liquidity at September 30, 2003 consisted of our cash balance of $6.1 million. For the nine months ended September 30, 2003, our primary sources of cash were funds from operating activities in the amount of $847,000 and funds received in connection with the exercise of stock options and warrants in the amount of $3.5 million. These sources of cash were decreased by investments in property and equipment of $286,000 and our acquisition of the laser assets of American Medical Technologies, as described in Note 9 to the accompanying unaudited consolidated financial statements, of $1.8 million. The net effect on cash of operating, investing and financing transactions for the nine months ended September 30, 2003 was an increase of $2.2 million.

Several key indicators of liquidity are summarized in the following table:

	Nine Months Ended
	September 30,
	2003	2002
Working capital	$7,349,000	$1,418,000
Cash provided by (used in) operations	847,000	(313,000)
Proceeds from the exercise of stock options and warrants	3,513,000	762,000
Current ratio	1.66	1.11
Accounts receivable collection period (days)	51.2	41.9
Inventory turnover	5.1	4.8

The accounts receivable collection period increased in the nine months ended September 30, 2003 due to a longer collection cycle on international accounts compared to the nine months ended September 30, 2002.

We purchased our production facility in Germany in February 2002 for cash consideration of approximately Euros 1.2 million, which we agreed to pay in installments through 2003, subject to reduction if we were unable to conclude a patent license arrangement with the seller and another company. We did not conclude that arrangement and, in September 2003, the consideration was reduced to Euros 989,000 per the agreement. The purchase agreement provides for the payment of Euros 582,000 and of Euros 175,000 by April 1 and September 30, 2003, respectively, which were never paid due to subsequent discussions with the seller regarding a further reduction to the purchase price. The purchase agreement also provides for the payment of Euros 232,000 on December 1, 2003. Based on our further discussions with the seller, in September 2003, the maximum consideration due under the agreement was reduced to Euros 986,000. In October 2003, we paid the seller Euros 986,000 plus applicable taxes, as full and final payment to the seller under the purchase agreement.

At September 30, 2003, we had $1.8 million outstanding under a $5.0 million revolving credit facility with Bank of the West. This same amount was outstanding at December 31, 2002 under a $1.8 million credit line with BSI AG. The facility with Bank of the West was entered into May 14, 2003 and is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25%, and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. Under the terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. As a result of the restatement of our financial statements for the years ended December 31, 2000, 2001 and 2002, and the quarterly periods ended March 31, June 30, and September 30, 2002, and March 31, 2003, as explained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and our amended quarterly reports for the quarters ended March 31, June 30, and September 30, 2002, and March 31, 2003, our accumulated deficit and our net tangible equity decreased. Consequently we were not in compliance with certain of our covenants as of June 30, 2003. We obtained waivers from the bank for each item of non-compliance. We were in compliance with our financial covenants as of September 30, 2003. There is no assurance that we will be in compliance with our financial covenants on future evaluation dates for determining compliance with these covenants. We had $6.1 million in available cash at September 30, 2003, before we used approximately $1.1 million to pay off the debt on our German facility in October 2003. We believe any cancellation of our bank line would not have a material impact on our liquidity and that our cash balance plus cash from operations will be sufficient to finance the cost of our operations.

We had no material commitments for capital expenditures as of September 30, 2003 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2003 for the years ending December 31:

	September 30, 2003	Three Months Ending December 31, 2003	Years Ending December 31,
			2004	2005	2006
Line of credit	$1,792,000	$1,792,000	$—	$—	$—
Debt	1,145,000	1,145,000	—	—	—
Operating leases	637,000	66,000	261,000	249,000	61,000

Total	$3,574,000	$3,003,000	$261,000	$249,000	$61,000

We believe that our current cash balances and cash expected to be generated from our operations will be adequate to meet our debt service requirements and sustain our operations for at least the next twelve months. Beyond the next twelve months, if we continue to grow our sales volume at approximately the rate it has grown over the past several years, the adequacy of our cash balances to meet operating and capital needs will depend on our ability to be able to continue to generate sufficient cash flow from operations and our ability to either borrow funds or raise equity capital to support that growth rate.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all the other information in this report, in addition to the other information contained in our other filings with the Securities and Exchange Commission, before making an investment decision about our common stock. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occurs, our business, operating results or financial condition could suffer, the trading price of our common stock could decline and you could lose all or part of your investment.

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

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the following:

•	variation in demand for our products, including variation due to seasonality;

•	our ability to research, develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	our ability to control costs;

•	the size, timing, rescheduling or cancellation of orders from distributors;

•	the introduction of new products by competitors;

•	long sales cycles and fluctuations in sales cycles;

•	the availability and reliability of components used to manufacture our products;

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	the mix of our domestic and international sales, and the risks and uncertainties associated with our international business;

•	costs associated with any future acquisitions of technologies and businesses;

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar provisions under applicable state laws;

•	developments concerning the protection of our proprietary rights; and

•	general global economic and political conditions, including international conflicts and acts of terrorism.

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

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. Net sales to distributors accounted for approximately 17% of our total sales in 2002. No distributor accounted for more than 6% of our net sales in 2002. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. In February of 2003, we terminated our distributor in Germany for failure to satisfy its obligations under its agreement with us, including failure to meet specified sales quotas. The agreement was originally signed in 2000 and renewed in 2002. The agreement required minimum sales of $10,000,000 over the two-year term following the renewal. The average quarterly sales generated by our distributor from the time of the renewal until we terminated the distributor were nearly 50% less than the quota provided under the distribution agreement. To replace the distributor, we entered into contracts with independent sales agents within Germany. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

Variation in demand for our products due to seasonality can cause our operating results to fluctuate from quarter to quarter during the year.

We have experienced fluctuations in sales from quarter to quarter due to seasonality. In our experience, sales in the first quarter typically are lower than average and sales in the fourth quarter typically are stronger than average due to the buying patterns of dental professionals. For example, the fourth quarter of 2002 accounted for 30% of our net sales for the year, whereas the first quarter of 2002 accounted for 18% of net sales for the year. In addition, sales in the third quarter of the year may be affected by vacation patterns which can cause sales to be flat or lower than in the second quarter of the year. As a result sequential quarter-to-quarter comparisons of our operating results may not be an indication of our performance for the year and may cause our results of operations and stock price to fluctuate.

Dentists and patients may be slow to adopt laser technologies, which could limit the market acceptance of our products.

Our dental laser systems represent relatively new technologies in the dental market. Currently, only a small percentage of dentists use lasers to perform dental procedures. Our future success will depend on our ability to increase demand for our products by demonstrating to a broad spectrum of dentists and patients the potential performance advantages of our laser systems over traditional methods of treatment and over competitive laser systems. Dentists have historically been and may continue to be slow to adopt new technologies on a widespread basis. This leads to long sales cycles and requires us to invest a significant amount of time and resources to educate customers about the benefits of our products and how they compare to competing products and technologies. Our sales personnel may be required to spend a substantial amount of time answering questions from potential customers and attending multiple in-person meetings over the course of several months before completing a sale. In addition, on occasion, our customers ask to return products after completing the purchase. Although we treat all sales as final, we may accept product returns from customers in certain circumstances. If requests for product returns become more pervasive, they could seriously harm our reputation and results of operations.

Factors that may inhibit adoption of laser technologies by dentists include cost, and concerns about the safety, efficacy and reliability of lasers. For example, the selling price of our Waterlase product is approximately $50,000, which is substantially above the cost of competing non-laser technologies. In order to make an investment in a Waterlase, a dentist generally would need to invest time to gain an understanding of the technology and how that technology will produce a return on investment. Similarly, although medical lasers are generally accepted in other specialties, a dentist generally would want to understand how the use of laser technology can improve the clinical outcomes and satisfaction of his or her own patients before making a substantial investment. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser. In addition, a dentistry practice, like any business, needs to make capital allocation decisions in which our product might compete with an unrelated alternative capital expenditure. Economic pressure, caused for example by an economic slowdown or by competitive factors in a specific market place, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend in part on the recommendations of dentists and specialists as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared with those of other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have sufficient resources to continue to successfully market our products to achieve broad market acceptance.

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

In addition, these lawsuits could result in significant expenses and diversion of management’s time and other resources. If Diodem successfully asserts an infringement claim against us in its infringement lawsuit, our operations may be severely impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 77% of our revenue in 2002 and approximately 80% of our revenue for the nine months ended September 30, 2003. Diodem’s infringement proceeding could also result in significant limitations on our ability to manufacture, market and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

Regulatory proceeding relating to our restatement of our consolidated financial statements could divert management’s attention and resources.

We recently restated our previously issued financial statements to reflect a change in the timing of revenue recognition.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as adopted by the Securities and Exchange Commission, requires the transfer of title and the risks and rewards of ownership to the customer before the recognition of revenue. We originally prepared our financial statements on the basis that this transfer of title occurred upon shipment. After the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, it was determined, with respect to sales to domestic customers, that title transferred upon receipt of full payment, due to a clause in our purchase orders. As a result, we restated our consolidated financial statements as of December 31, 2002 and December 31, 2001, and for each of the three years in the period ended December 31, 2002, and the interim periods in 2002 and the quarter ended March 31, 2003, to defer revenue upon shipment and to recognize it upon receipt of full payment for our domestic customers. It was also determined that revenue recognition for products shipped directly to customers in Europe, which we commenced in 2002, was appropriate at the time of installation, which was when the customer became obligated to pay, and not at the time of shipment as recognized in the previously filed financial statements. In conjunction with these revisions, we have deferred the revenue, the related cost of inventory and related sales commissions. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. As a result, we changed our revenue recognition policy in the third quarter of 2003 to recognize revenue upon shipment for both domestic sales and international direct sales.

In late October 2003, we received an informal request from the Securities and Exchange Commission to voluntarily provide information relating to the restatement of our consolidated financial statements. We intend to fully comply with this request. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry. If the Securities and Exchange Commission elects to request additional information from the company or commence further proceedings, responding to such requests or proceedings could divert management’s attention and resources.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, the amount of sales in any period could be adversely affected.

We purchase certain materials and components included in our Waterlase system and other products from a limited group of suppliers using purchase orders, and we have no written supply contracts with our key suppliers. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. The introduction of our LaserSmile system in 2001 was delayed due to an interruption in the supply of components for the system, however, we have not otherwise experienced material delays in the supply of components. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and handpieces used in our Waterlase system, which accounted for approximately 77% of our revenue in 2002 and approximately 80% of our revenue for the nine months ended September 30, 2003, are each supplied by a separate single supplier. We have not experienced material delays from these suppliers, and we have identified and tested alternative suppliers for each of these three components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales and cash flow as we sought to replace the supplier, which we estimate could take up to three months. Such an interruption could cause our business, financial condition and results of operations to suffer.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net sales and we intend to continue to pursue and expand our international business activities. International sales accounted for approximately 23% of our revenue in 2002 and approximately 22% of our revenue for the nine months ended September 30, 2003. Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. International operations, including our facility in Germany, are subject to many inherent risks, including:

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

We believe that international sales will continue to represent a significant portion of our net sales, and we intend to further expand our international operations. Our sales in Europe are denominated principally in Euros, while our sales in other international markets are in dollars. As a result, an increase in the relative value of the dollar against the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We realized a gain of $135,000 on foreign currency transactions for the nine month period ended September 30, 2003, due to a decrease in the value of the dollar relative to the value of the Euro. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future. We also expect that sales of products manufactured at our facility in Germany will account for an increasing percentage of our revenue, which will further increase our exposure to the above-described risks associated with our international operations. Sales of products manufactured at our German facility accounted for 9% of our revenue in 2002 and approximately 13% of our revenue for the nine months ended September 30, 2003. Since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international sales and manufacturing operations and, consequently, negatively impact our business, financial condition and operating results. Despite these risks, we believe the market for our products outside the United States justifies our effort to expand our international operations.

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

As part of our business strategy, we may acquire one or more businesses, products or technologies. Most recently, in May 2003, we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc., including the Diolase and Pulsemaster systems, and related inventory, patents and other intellectual property rights. We are currently in the process of integrating the assets relating to the American Dental Laser product line into our operations. We must effectively integrate the American Dental Laser product line into our operations in order to achieve profitability from it. The pro forma income statement included in this Report on Form 10-Q shows a net loss for the nine months ended September 30, 2002 and a reduction in net income for the nine months ended September 30, 2003 when the seller’s historical losses from operating this product line are combined with our operations. However, we believe we can integrate the acquired assets into our sales and manufacturing infrastructure with minimal increase to our operating expenses because we acquired principally patents, brand names, customer lists and other intangibles and we did not assume the seller’s personnel, facilities or other overhead.

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

In May 2003, we secured a new credit facility through Bank of the West. At September 30, 2003, the outstanding principal balance on this credit facility was $1.8 million. To maintain the right to borrow under this credit facility and avoid a default under our credit agreement with Bank of the West, we are required to satisfy certain financial tests and comply with certain operating covenants contained in that agreement. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our credit agreement. If we default, our lender will no longer be obligated to extend credit to us and could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure that indebtedness, which includes our intellectual property. The results of such action would have a significant negative impact on our results of operations and financial condition. Due to the restatement of our financial statements, we were not in compliance with three covenants under the credit facility at June 30, 2003. The bank waived our non-compliance with these covenants as of June 30, 2003, so that we were not in default under the credit facility. We were in compliance with our financial covenants as of September 30, 2003. We cannot assure you that we will be in compliance with our financial covenants on future evaluation dated for determining compliance with these covenants.

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

We compete with a number of foreign and domestic companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in the dental and medical markets that we address, including companies such as Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, OpusDent Ltd., a subsidiary of Lumenis, Ka Vo, Deka Dental Corporation and Fotona d.d. Some of our competitors have greater financial, technical, marketing or other resources than us, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. In addition, the rapid technological changes occurring in the healthcare industry are expected to lead to the entry of new competitors, especially as dental and medical lasers gain increasing market acceptance. Our ability to anticipate technological changes and to introduce enhanced products on a timely basis will be a significant factor in our ability to grow and remain competitive. New competitors or technological changes in laser products and methods could cause commoditization of such products, require price discounting or otherwise adversely affect our gross margins.

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

Our future success depends in part on the continued service of certain key personnel, including our Chief Executive Officer, our Executive Vice President responsible for sales, our Chief Operating Officer, our Vice President of Research and Development and our Chief Financial Officer. We do not have employment agreements with any of our key employees, other than an employment agreement with our Chief Executive Officer, which expires in January 2004, an employment agreement with our Executive Vice President responsible for sales, which can be terminated at will by the executive or by us, and an employment agreement with our Chief Operating Officer, which can be terminated at will by the executive or by us.

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

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has incurred significant changes in its stock ownership. We have completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in stock ownership and have determined that such limitations are not significant. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss (NOL) carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In October 2003 we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that, as of December 31, 2002, we have, for federal income tax purposes, approximately $33.8 million of NOL carryforwards. Of this amount, approximately $28.1 million is available immediately to offset 2003 federal taxable income or the taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2004 through 2009. However, any future ownership changes qualifying under

Section 382 may limit an ability to use our remaining NOL carryforwards. However, any future ownership changes qualifying under Section 382 may similarly affect the ability to use remaining net operating loss carryovers. If we lose our ability to use loss carryforwards, our income will be subject to tax earlier than it would be if we were able to use loss carryforwards, resulting in lower profits.

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

In December 1998, we adopted a stockholder rights plan pursuant to which one preferred stock purchase right is distributed to our stockholders for each share of our common stock held by them. In connection with the stockholder rights plan, the Board of Directors may issue up to 500,000 shares of Series B Junior Participating Cumulative Preferred Stock (which may be increased by up to 500,000 more shares out of undesignated preferred stock described in the paragraph below that is available under our certificate of incorporation). If any party acquires 15% or more of our outstanding common stock or commences a tender offer to acquire 15% or more of our outstanding stock, the holders of these rights will be able to purchase the underlying junior participating preferred stock as a way to discourage, delay or prevent a change in control of our company. Following the acquisition of 15% or more of our stock by any person, if we are acquired by or merged with any other entity, holders of these rights will be able to purchase shares of common stock of the acquiring or surviving entity as a further means to discourage, delay or prevent a change in control of our company.

In addition, under our certificate of incorporation, the Board of Directors has the power to authorize the issuance of up to 500,000 shares of preferred stock that is currently undesignated, and to designate the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Accordingly, our Board of Directors may issue preferred stock with terms that could have preference over and adversely affect the rights of holders of our common stock.

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

As discussed in Note 5 to the Unaudited Consolidated Financial Statements, we acquired a production facility in Germany in February 2002. The debt related to those assets was paid on October 10, 2003. In conjunction with the portion of the debt that was due in 2003, we entered into forward contracts to purchase approximately $700,000 of Euros at an exchange rate of 0.8575. As of December 31, 2002, the exchange rate was 1.0482, resulting in an unrealized gain on those contracts of $152,000, which has been reflected in the Consolidated Statements of Operations. On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

Since February 3, 2003, we have not engaged in transactions to offset currency fluctuations since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings.

Our bank line of credit bears interest at a variable rate tied to LIBOR plus 2.25%, which makes the current effective interest rate 3.4% at September 30, 2003. A 10% increase in LIBOR would increase the effective interest rate from 3.4% to 3.5%, which would not result in a material difference to our interest expense on our outstanding bank debt of $1.8 million.

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. In July 2003, AMT was dismissed from the lawsuit without prejudice; however, we and other defendants remain in the lawsuit.

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

Following our recent restatement of financial statements, in late October 2003, we received an informal request from the Securities and Exchange Commission to voluntarily provide information relating to the restatement. We intend to fully comply with this request. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.

From time to time, we may become involved in various legal proceedings relating to our business. We are currently a party to other legal proceedings involving claims for damages. We do not believe any of these other legal proceedings will have a material adverse effect on our financial condition, results of operation or cash flows.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of the Security Holders.

None.

Item 5.	Other information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Edson J. Rood Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

32.2	Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

(b)	Reports on Form 8-K

On August 1, 2003, the registrant filed a report on Form 8-K/A, which amended the current report on Form 8-K previously filed on June 4, 2003, and subsequently amended on June 23, 2003, to amend and restate financial statements of the acquired business and pro forma financial statements, under Item 7 of the report. In connection with the restatement of financial statements for the prior periods, on September 29, 2003, the registrant filed a further amendment to this current report to amend and restate the financial statements and information included in the report. You should not rely on financial statements or information that were included in the amended current report on Form 8-K/A filed on August 1, 2003, or financial statements or information relating to the restated periods that were included in any other current report filed before September 17, 2003.

On August 7, 2003, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on August 7, 2003.

On August 29, 2003, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on August 29, 2003.

On September 19, 2003, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on September 17, 2003.

On September 29, 2003, the registrant filed a report on Form 8-K/A, which amended the current report on Form 8-K previously filed on June 4, 2003, and subsequently amended on June 23, 2003, to amend and restate pro-forma financial statements of the acquired business and pro forma financial statements, under Item 7 of the report.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003	BIOLASE TECHNOLOGY, INC., a Delaware corporation

	By:	/s/ EDSON J. ROOD
Edson J. Rood Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)