Form 10-Q/A
period 2002-09-30
BIOLASE TECHNOLOGY INC
filed 2003-12-16
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

BIOLASE TECHNOLOGY, INC.

AMENDMENT NO. 2 TO QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A is to re-file new certifications required under the Sarbanes-Oxley Act of 2002. The attached certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 replace those filed on September 17, 2003 in Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2002. The contents of Amendment No. 1 are repeated in this filing because that is required when filing the new certifications. Except as noted below, the contents of Amendment No. 1, including the Introductory Note, numbers, text and all other information, are repeated verbatim in this filing and have not changed from Amendment No. 1 filed on September 17, 2003. The only changes are the new certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and corresponding changes to Item 4 of Part I, and the new certifications under Section 906 of that Act (Exhibits 32.1 and 32.2).

INDEX*

PART I. FINANCIAL INFORMATION

*	This Form 10-Q/A amends only items identified in the Index, and no other information included in the Company’s Quarterly Report on Form 10-Q is amended hereby.

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

The purpose of this Amendment No. 1 on Form 10-Q/A is to restate the Company’s consolidated financial statements as of September 30, 2002 and December 31, 2001, and for each of the three and nine months ended September 30, 2002 and 2001.

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

The Company did not amend its annual reports on Form 10-K for years prior to 2002 because financial statements for 2001 and 2000 are contained in the amended Form 10-K/A. Similarly, the Company did not amend its Quarterly Reports on the amended Form 10-Q for the quarterly periods in 2001 because financial statements for those periods are contained in the Forms 10-Q/A the Company is filing for 2002. You should not rely on the financial statements and other financial information contained in the Company’s Forms 10-K and 10-Q for periods prior to 2002. You should also not rely on any financial statements or financial information relating to the periods being restated contained in the Company’s Forms 8-K that were filed before the amended Form 10-K/A.

This Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2002	December 31, 2001
	(Restated—Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$2,920,000	$2,670,000
Accounts receivable, less allowance of $173,000 and $108,000 in 2002 and 2001, respectively	3,686,000	2,182,000
Inventories, net of reserves of $354,000 and $232,000 in 2002 and 2001, respectively	2,344,000	1,887,000
Deferred charges on product shipped	781,000	605,000
Prepaid expenses and other current assets	822,000	260,000

Total current assets	10,553,000	7,604,000
Property, plant and equipment, net	1,597,000	392,000
Patents and trademarks, net	73,000	91,000
Other assets	186,000	166,000

Total assets	$12,409,000	$8,253,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	1,338,000	1,656,000
Accrued liabilities	2,791,000	1,976,000
Customer deposits	261,000	290,000
Deferred revenue on product shipped	2,317,000	1,626,000
Deferred gain on sale of building, current portion	63,000	63,000
Current portion of long-term debt	343,000	—

Total current liabilities	8,905,000	7,403,000
Deferred gain on sale of building	158,000	205,000
Long-term debt	800,000	—

Total liabilities	9,863,000	7,608,000
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—20,034,000 shares in 2002 and 19,734,000 shares in 2001	20,000	20,000
Additional paid-in capital	49,224,000	48,462,000
Accumulated other comprehensive loss	(27,000)	—
Accumulated deficit	(46,671,000)	(47,837,000)

Total stockholders’ equity	2,546,000	645,000

Total liabilities and stockholders’ equity	$12,409,000	$8,253,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, (Restated—Note 2)		Nine Months Ended September 30, (Restated—Note 2)
	2002	2001	2002	2001
Net sales	$6,859,000	$3,970,000	$19,134,000	$11,326,000
Cost of sales	2,742,000	1,594,000	7,569,000	4,663,000

Gross profit	4,117,000	2,376,000	11,565,000	6,663,000

Other income	15,000	32,000	47,000	32,000

Operating expenses:
Sales and marketing	2,619,000	1,740,000	7,255,000	5,215,000
General and administrative	739,000	572,000	2,072,000	1,535,000
Engineering and development	360,000	340,000	1,148,000	1,064,000

Total operating expenses	3,718,000	2,652,000	10,475,000	7,814,000

Income (loss) from operations	414,000	(244,000)	1,137,000	(1,119,000)
Gain (loss) on foreign currency transactions	(5,000)	—	14,000	—
Gain on forward exchange contract	1,000	—	102,000	—
Interest income	6,000	10,000	13,000	23,000
Interest expense	(34,000)	(22,000)	(100,000)	(131,000)

Net income (loss)	$382,000	$(256,000)	$1,166,000	$(1,227,000)

NET INCOME (LOSS) PER SHARE:
Basic	$0.02	$(0.01)	$0.06	$(0.06)
Diluted	$0.02	$(0.01)	$0.05	$(0.06)
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	20,033,000	19,655,000	19,878,000	19,454,000
Diluted	21,215,000	19,655,000	21,288,000	19,454,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Restated—Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,166,000	$(1,227,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Issuance of common stock and warrants for earned services	—	15,000
Depreciation and amortization	128,000	126,000
Gain on disposal of assets	(47,000)	(27,000)
Gain on foreign currency translation	(102,000)	—
Provision (benefit) for bad debts	(220,000)	120,000
Provision for inventory excess and obsolescence	(4,000)	108,000
Changes in assets and liabilities:
Accounts receivable	(1,284,000)	(604,000)
Inventory	(453,000)	(717,000)
Deferred charges on product shipped	(176,000)	(375,000)
Prepaid expenses and other assets	(480,000)	(95,000)
Accounts payable and accrued expenses	497,000	634,000
Deferred revenue on product shipped	691,000	768,000
Customer deposits	(29,000)	25,000

Net cash used in operating activities	(313,000)	(1,249,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(175,000)	(101,000)
Additions to patents and licenses	—	(10,000)
Proceeds from the sale of property, plant and equipment	—	2,261,000

Net cash (used in) provided by investing activities	(175,000)	2,150,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable	—	(1,195,000)
Proceeds from exercise of stock options and warrants	762,000	692,000

Net cash provided by (used in) financing activities	762,000	(503,000)

Effect of exchange rate changes on cash	(24,000)	—
Increase in cash and cash equivalents	250,000	398,000
Cash and cash equivalents at beginning of period	2,670,000	2,002,000

Cash and cash equivalents at end of period	$2,920,000	$2,400,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$37,000	$111,000

Cash paid during the period for taxes	$2,000	—

NON-CASH FINANCING ACTIVITIES:
Debt incurred in connection with acquisition of production facility	$1,000,000	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the restated December 31, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the restated audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as amended by Amendment No. 1 filed with the Securities and Exchange Commission (“SEC”) on September 16, 2003.

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

The statements of operations have been restated as follows:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	As Reported	Restated	As Reported	Restated
Net sales	$7,314,000	$6,859,000	$4,676,000	$3,970,000
Cost of sales	2,762,000	2,742,000	1,871,000	1,594,000
Operating expenses	3,763,000	3,718,000	2,723,000	2,652,000
Income (loss) from operations	789,000	414,000	82,000	(244,000)
Net income (loss)	$772,000	$382,000	$102,000	$(256,000)
Net income (loss) per share:
Basic	$0.04	$0.02	$0.01	$(0.01)
Diluted	$0.04	$0.02	$0.01	$(0.01)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	As Reported	Restated	As Reported	Restated
Net sales	$19,704,000	$19,134,000	$12,094,000	$11,326,000
Cost of sales	7,689,000	7,569,000	4,959,000	4,663,000
Operating expenses	10,531,000	10,475,000	7,877,000	7,814,000
Income (loss) from operations	1,484,000	1,137,000	(742,000)	(1,119,000)
Net income (loss)	$1,560,000	$1,166,000	$(818,000)	$(1,227,000)
Net income (loss) per share:
Basic	$0.08	$0.06	$(0.04)	$(0.06)
Diluted	$0.07	$0.05	$(0.04)	$(0.06)

The balance sheets have been restated as follows:

	September 30, 2002		December 31, 2001
	As Reported	Restated	As Reported	Restated
Working capital	$2,976,000	$1,648,000	$1,135,000	$201,000
Total assets	11,420,000	12,409,000	7,561,000	8,253,000
Stockholders’ equity	3,874,000	2,546,000	1,579,000	645,000

NOTE 3—SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories:	September 30, 2002	December 31, 2001
Materials	$1,282,000	$1,020,000
Work-in-process	601,000	656,000
Finished goods	461,000	211,000

Inventories	$2,344,000	$1,887,000

Property, Plant And Equipment, Net:	September 30, 2002	December 31, 2001
Land	$305,000	$—
Building	837,000	—
Leasehold improvements	87,000	54,000
Equipment and computers	605,000	448,000
Furniture and fixtures	218,000	202,000

Total	2,052,000	704,000
Less accumulated depreciation	(455,000)	(312,000)

Property, plant and equipment, net	$1,597,000	$392,000

Patents And Trademarks, Net:	September 30, 2002	December 31, 2001
Patents	$112,000	$112,000
Trademarks	69,000	69,000

Total	181,000	181,000
Less accumulated amortization	(108,000)	(90,000)

Patents and trademarks, net	$73,000	$91,000

Accrued Liabilities:	September 30, 2002	December 31, 2001

Payroll and benefits	$779,000	$652,000
Warranty expense	656,000	561,000
Other	1,356,000	763,000

Accrued liabilities	$2,791,000	$1,976,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

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

NOTE 5—LINE OF CREDIT

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

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

Remainder of 2002	$68,000
2003	270,000
2004	261,000
2005	249,000
2006	61,000

Total	$909,000

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

NOTE 7—EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Restated—Note 2)
Net income (loss)	$382,000	$(256,000)	$1,166,000	$(1,227,000)

Weighted average shares outstanding—basic	20,033,000	19,655,000	19,878,000	19,454,000
Dilutive effect of stock options and warrants	1,182,000	—	1,410,000	—

Weighted average shares outstanding—diluted	21,215,000	19,655,000	21,288,000	19,454,000

NOTE 8—STOCKHOLDERS’ EQUITY

Components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(Restated—Note 2)
Net income (loss)	$382,000	$(256,000)	$1,166,000	$(1,227,000)
Foreign currency translation adjustment	(11,000)	—	(27,000)	—

Comprehensive income (loss)	$371,000	$(256,000)	$1,139,000	$(1,227,000)

Components of accumulated other comprehensive loss were as follows:

	September 30, 2002	December 31, 2001
Cumulative translation adjustments	$(27,000)	$—

Accumulated other comprehensive loss	$(27,000)	$—

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

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

The statements of operations have been restated as follows:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	As Reported	Restated	As Reported	Restated
Net sales	$7,314,000	$6,859,000	$4,676,000	$3,970,000
Cost of sales	2,762,000	2,742,000	1,871,000	1,594,000
Operating expenses	3,763,000	3,718,000	2,723,000	2,652,000
Income (loss) from operations	789,000	414,000	82,000	(244,000)
Net income (loss)	$772,000	$382,000	$102,000	$(256,000)
Net income (loss) per share:
Basic	$0.04	$0.02	$0.01	$(0.01)
Diluted	$0.04	$0.02	$0.01	$(0.01)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	As Reported	Restated	As Reported	Restated
Net sales	$19,704,000	$19,134,000	$12,094,000	$11,326,000
Cost of sales	7,689,000	7,569,000	4,959,000	4,663,000
Operating expenses	10,531,000	10,475,000	7,877,000	7,814,000
Income (loss) from operations	1,484,000	1,137,000	742,000	(1,119,000)
Net income (loss)	$1,560,000	$1,166,000	$(818,000)	$(1,227,000)
Net income (loss) per share:
Basic	$0.08	$0.06	$(0.04)	$(0.06)
Diluted	$0.07	$0.05	$(0.04)	$(0.06)

The balance sheets have been restated as follows:

	September 30, 2002		December 31, 2001
	As Reported	Restated	As Reported	Restated
Working capital	$2,976,000	$1,648,000	$1,135,000	$201,000
Total assets	11,420,000	12,409,000	7,561,000	8,253,000
Stockholders’ equity	3,874,000	2,546,000	1,579,000	645,000

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

The following table sets forth certain statement of operations data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Restated—Note 2)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.0	40.2	39.6	41.2

Gross profit	60.0	59.8	60.4	58.8

Other income	0.2	0.8	0.2	0.3

Operating expenses:
Sales and marketing	38.2	43.8	37.9	46.0
General and administrative	10.8	14.4	10.8	13.6
Engineering and development	5.2	8.6	6.0	9.4

Total operating expenses	54.2	66.8	54.7	69.0

Income (loss) from operations	6.0	(6.2)	5.9	(9.9)
Non-operating income (loss)	(0.5)	(0.3)	0.2	(1.0)

Net income (loss)	5.5%	(6.5)%	6.1%	(10.9)%

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2002, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q/A was being prepared.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS

31.1	*	Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Edson J. Rood Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

None.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 16, 2003	BIOLASE TECHNOLOGY, INC., (Registrant)

	By:	/s/ EDSON J. ROOD

Edson J. Rood Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)