Form 10-K/A
period 2002-12-31
BIOLASE TECHNOLOGY INC
filed 2003-12-16
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

[Cover page 2 of 2 pages]

BIOLASE TECHNOLOGY, INC. AND SUBSIDIARIES

AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2002

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A is to re-file new certifications required under the Sarbanes-Oxley Act of 2002. The attached certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 replace those filed on September 17, 2003 in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2002. The contents of Amendment No. 1 are repeated in this filing because that is required when filing the new certifications. Except as noted below, the contents of Amendment No. 1, including the Introductory Note, numbers, text and all other information are repeated verbatim in this filing and have not changed from Amendment No. 1 filed on September 17, 2003. The only changes are the new certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and corresponding changes to Item 9A of Part II, new certifications under Section 906 of that Act (Exhibits 32.1 and 32.2), an updated consent of independent accountants (Exhibit 23.1) and newly added Note 10 to the consolidated financial statements which was added to reflect a significant subsequent event that occurred after the filing date of Amendment No. 1.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A for the year ended December 31, 2002, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated below in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K/A was being prepared.

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

(a) The following documents are filed as part of this amended Annual Report on Form 10-K/A beginning on the pages referenced below:

(1) Financial Statements:

(2) Financial Statement Schedule:

Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000 (Restated)	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

The following exhibits are filed with this amended Annual Report on Form 10-K/A or are incorporated by reference herein in accordance with the designated footnote references.

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

Dated: December 16, 2003	BIOLASE TECHNOLOGY, INC., A Delaware Corporation (registrant)

	By:	/s/ JEFFREY W. JONES
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JEFFREY W. JONES	President, Chief Executive Officer and
Jeffrey W. Jones	Director (Principal Executive Officer)	December 16, 2003

/s/ FEDERICO PIGNATELLI	Director and Chairman of the Board	December 16, 2003
Federico Pignatelli

/s/ WILLIAM A. OWENS	Director	December 16, 2003
William A. Owens

/s/ GEORGE V. D’ARBELOFF	Director	December 16, 2003
George V. d’Arbeloff

/s/ EDSON J. ROOD	Vice President and Chief Financial Officer	December 16, 2003
Edson J. Rood	(Principal Financial and Accounting Officer)

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

NOTE 10 – SUBSEQUENT EVENT (UNAUDITED)

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