Form 10-Q/A
period 2003-03-31
BIOLASE TECHNOLOGY INC
filed 2003-12-16
CIK 811240

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

FOR THE QUARTER ENDED MARCH 31, 2003

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A is to re-file new certifications required under the Sarbanes-Oxley Act of 2002. The attached certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 replace those filed on September 17, 2003 in Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2003. The contents of Amendment No. 1 are repeated in this filing because that is required when filing the new certifications. Except as noted below, the contents of Amendment No. 1, including the Introductory Note, numbers, text and all other information, are repeated verbatim in this filing and have not changed from Amendment No. 1 filed on September 17, 2003. The only changes are the new certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and corresponding changes to Item 4 of Part I, the new certifications under Section 906 of that Act (Exhibits 32.1 and 32.2), and revised Note 11 to the consolidated financial statements which was updated to reflect a significant subsequent event that occurred after the filing date of Amendment No. 1.

INDEX*

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

The purpose of this Amendment No. 1 on Form 10-Q/A is to:

(i)	restate the Company’s consolidated financial statements as of March 31, 2003 and for the three months then ended; and

(ii)	modify certain disclosures in response to comments from the SEC in connection with the Company’s registration statement on Form S-3 filed on June 19, 2003 for the Company’s proposed stock offering.

The Company is filing amended Quarterly Reports on Form 10-Q/A to restate the Company’s financial statements for the interim periods ended March 31, 2002 through March 31, 2003. The Company is also filing its Quarterly Report on Form 10-Q for the period ended June 30, 2003, which was delayed while the Company sought SEC guidance on the revenue recognition issue. The Company will also file an amendment to its Current Report on Form 8-K/A relating to its acquisition of the American Dental Laser product line of American Medical Technologies, which was initially filed on June 4, 2003, and subsequently amended on June 23, 2003 and August 1, 2003.

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

Except where this report indicates that information is as of March 31, 2003 or another specific date, the information in this Form 10-Q/A speaks as of the filing date of this Form 10-Q/A. This report should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as well as the Company’s subsequent filings.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	MARCH 31, 2003	DECEMBER 31, 2002
	(Restated—Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$5,811,000	$3,940,000
Accounts receivable, less allowance of $226,000 and $202,000 in 2003 and 2002, respectively	3,833,000	4,983,000
Inventories, net of reserves of $346,000 and $239,000 in 2003 and 2002, respectively	3,690,000	2,792,000
Deferred charges on product shipped	1,152,000	1,415,000
Prepaid expenses and other current assets	862,000	1,028,000

Total current assets	15,348,000	14,158,000
Property, plant and equipment, net	1,750,000	1,733,000
Patents and trademarks, net	61,000	67,000
Other assets	39,000	45,000

Total assets	$17,198,000	$16,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$1,792,000
Accounts payable	1,669,000	2,082,000
Accrued liabilities	3,243,000	3,580,000
Customer deposits	294,000	329,000
Deferred revenue on product shipped	3,079,000	3,674,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	1,257,000	1,220,000

Total current liabilities	11,397,000	12,740,000
Deferred gain on sale of building	126,000	142,000

Total liabilities	11,523,000	12,882,000
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—20,773,000 shares in 2003 and 20,131,000 shares in 2002	21,000	20,000
Additional paid-in capital	51,136,000	49,497,000
Accumulated other comprehensive loss	(83,000)	(57,000)
Accumulated deficit	(45,399,000)	(46,339,000)

Total stockholders’ equity	5,675,000	3,121,000

Total liabilities and stockholders’ equity	$17,198,000	$16,003,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED MARCH 31, (Restated—Note 2)
	2003	2002
Net sales	$9,198,000	$5,011,000
Cost of sales	3,347,000	1,898,000

Gross profit	5,851,000	3,113,000

Other income	16,000	16,000

Operating expenses:
Sales and marketing	3,625,000	2,074,000
General and administrative	844,000	474,000
Engineering and development	512,000	419,000

Total operating expenses	4,981,000	2,967,000

Income from operations	886,000	162,000
Gain on foreign currency transactions	46,000	—
Gain on forward exchange contract	22,000	—
Interest income	5,000	3,000
Interest expense	(19,000)	(33,000)

Net income	$940,000	$132,000

NET INCOME PER SHARE:
Basic	$0.05	$0.01
Diluted	$0.04	$0.01
SHARES USED IN COMPUTING NET INCOME PER SHARE:
Basic	20,383,000	19,791,000
Diluted	21,898,000	21,404,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31, (Restated—Note 2)
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$940,000	$132,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,000	40,000
Gain on disposal of assets	(16,000)	(16,000)
Gain on foreign exchange contract	(22,000)	—
Provision (benefit) for bad debts	148,000	(4,000)
Provision for inventory excess and obsolescence	107,000	(4,000)
Changes in assets and liabilities:
Accounts receivable	1,001,000	(242,000)
Inventory	(1,005,000)	(341,000)
Deferred charges on product shipped	264,000	(232,000)
Prepaid expenses and other assets	194,000	(81,000)
Accounts payable and accrued liabilities	(750,000)	(37,000)
Deferred revenue on product shipped	(595,000)	132,000
Customer deposits	(35,000)	(203,000)

Net cash provided by (used in) operating activities	296,000	(856,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(39,000)	(72,000)

Net cash used in investing activities	(39,000)	(72,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	1,640,000	723,000

Net cash provided by financing activities	1,640,000	723,000

Effect of exchange rate changes on cash	(26,000)	4,000
Increase (decrease) in cash and cash equivalents	1,871,000	(201,000)
Cash and cash equivalents at beginning of period	3,940,000	2,670,000

Cash and cash equivalents at end of period	$5,811,000	$2,469,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$8,000	$13,000

Cash paid during the period for taxes	$2,000	$2,000

NON-CASH FINANCING ACTIVITIES:
Debt incurred in connection with acquisition of production facility	$—	$1,000,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the restated December 31, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the restated audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on September 16, 2003.

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

The statements of operations have been restated as follows:

	THREE MONTHS ENDED MARCH 31, 2003		THREE MONTHS ENDED MARCH 31, 2002
	AS REPORTED	RESTATED	AS REPORTED	RESTATED
Net sales	$8,668,000	$9,198,000	$5,230,000	$5,011,000
Cost of sales	3,137,000	3,347,000	2,109,000	1,898,000
Operating expenses	4,927,000	4,981,000	2,988,000	2,967,000
Income from operations	604,000	886,000	133,000	162,000
Net income	$674,000	$940,000	$119,000	$132,000
Net income per share:
Basic	$0.03	$0.05	$0.01	$0.01
Diluted	$0.03	$0.04	$0.01	$0.01

The balance sheets have been restated as follows:

	MARCH 31, 2003		DECEMBER 31, 2002
	AS REPORTED	RESTATED	AS REPORTED	RESTATED
Working capital	$5,751,000	$3,951,000	$3,484,000	$1,418,000
Total assets	15,919,000	17,198,000	14,395,000	16,003,000
Stockholders’ equity	7,475,000	5,675,000	5,187,000	3,121,000

NOTE 3 - SUPPLEMENTARY BALANCE SHEET INFORMATION

INVENTORIES:	MARCH 31, 2003	DECEMBER 31, 2002
Materials	$1,267,000	$1,124,000
Work-in-process	1,198,000	695,000
Finished goods	1,225,000	973,000

Inventories	$3,690,000	$2,792,000

PROPERTY, PLANT AND EQUIPMENT, NET:	MARCH 31, 2003	DECEMBER 31, 2002
Land	$297,000	$288,000
Building	816,000	792,000
Leasehold improvements	101,000	89,000
Equipment and computers	784,000	763,000
Furniture and fixtures	196,000	184,000

Total	2,194,000	2,116,000
Less accumulated depreciation	(444,000)	(383,000)

Property, plant and equipment, net	$1,750,000	$1,733,000

PATENTS AND TRADEMARKS, NET:	MARCH 31, 2003	DECEMBER 31, 2002
Patents	$112,000	$112,000
Trademarks	69,000	69,000

Total	181,000	181,000
Less accumulated amortization	(120,000)	(114,000)

Patents and trademarks, net	$61,000	$67,000

ACCRUED LIABILITIES:	MARCH 31, 2003	DECEMBER 31, 2002
Payroll and benefits	$1,070,000	$1,320,000
Warranty expense	625,000	625,000
Insurance	162,000	318,000
Sales taxes	837,000	853,000
Other deferred revenue	224,000	180,000
Other	325,000	284,000

Accrued liabilities	$3,243,000	$3,580,000

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

Remainder of 2003	$202,000
2004	261,000
2005	249,000
2006	61,000

Total	$773,000

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

NOTE 6 - COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	THREE MONTHS ENDED MARCH 31, (Restated—Note 2)
	2003	2002
Net income	$940,000	$132,000
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(26,000)	4,000

Comprehensive income	$914,000	$136,000

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

	THREE MONTHS ENDED MARCH 31, (Restated—Note 2)
	2003	2002
Net income	$940,000	$132,000

Weighted average shares outstanding - basic	20,383,000	19,791,000
Dilutive effect of stock options and warrants	1,515,000	1,613,000

Weighted average shares outstanding - diluted	21,898,000	21,404,000

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

If we had recognized compensation cost at the date of grant, our pro-forma net income (loss) and pro-forma income (loss) per share would have been as follows:

	THREE MONTHS ENDED MARCH 31, (Restated - Note 2)
	2003	2002
Net income, as reported	$940,000	$132,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(132,000)	(108,000)

Pro forma net income (loss)	$808,000	$24,000

Net income (loss) per share:
Basic - as reported	$0.05	$0.01
Basic - pro forma	$0.04	$0.00
Diluted - as reported	$0.04	$0.01
Diluted - pro forma	$0.04	$0.00

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this amended quarterly report on Form 10-Q/A (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and our subsequent reports on Forms 10-Q and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The statements of operations have been restated as follows:

	THREE MONTHS ENDED MARCH 31, 2003		THREE MONTHS ENDED MARCH 31, 2002
	AS REPORTED	RESTATED	AS REPORTED	RESTATED
Net sales	$8,668,000	$9,198,000	$5,230,000	$5,011,000
Cost of sales	3,137,000	3,347,000	2,109,000	1,898,000
Operating expenses	4,927,000	4,981,000	2,988,000	2,967,000
Income from operations	604,000	886,000	133,000	162,000
Net income	$674,000	$940,000	$119,000	$132,000
Net income per share:
Basic	$0.03	$0.05	$0.01	$0.01
Diluted	$0.03	$0.04	$0.01	$0.01

The balance sheets have been restated as follows:

	MARCH 31, 2003		DECEMBER 31, 2002
	AS REPORTED	RESTATED	AS REPORTED	RESTATED
Working capital	$5,751,000	$3,951,000	$3,484,000	$1,418,000
Total assets	15,919,000	17,198,000	14,395,000	16,003,000
Stockholders’ equity	7,475,000	5,675,000	5,187,000	3,121,000

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

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data expressed as a percentage of net sales:

	THREE MONTHS ENDED MARCH 31, (Restated—Note 2)
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	36.4	37.9

Gross profit	63.6	62.1

Other income	0.2	0.3

Operating expenses:
Sales and marketing	39.4	41.4
General and administrative	9.2	9.4
Engineering and development	5.6	8.4

Total operating expenses	54.2	59.2

Income from operations	9.6	3.2
Non-operating income (loss)	0.6	(0.6)

Net income	10.2%	2.6%

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

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2003 for the years ending December 31:

	MARCH 31, 2003	NINE MONTHS ENDING DECEMBER 31, 2002	YEARS ENDING DECEMBER 31,
			2004	2005	2006
Line of credit	$1,792,000	$1,792,000	$—	$—	$—
Debt	1,257,000	1,257,000	—	—	—
Operating leases	773,000	202,000	261,000	249,000	61,000

Total	$3,822,000	$3,251,000	$261,000	$249,000	$61,000

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

In May 2003, the FASB issued statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact to our consolidated financial position, results of operations, or cash flows.

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

As part of our business strategy, we may acquire one or more businesses, products or technologies. Most recently, in May 2003, we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc., including the Diolase and Pulsemaster systems, and related inventory, patents and other intellectual property rights. We are currently in the process of integrating the assets relating to the American Dental Laser product line into our operations. We must effectively integrate the American Dental Laser product line into our operations in order to achieve profitability from it. The pro forma income statement for the year ended December 31, 2002 included in this prospectus shows a net loss when the seller’s historical losses from operating this product line are combined with our operations for 2002. However, we believe we can integrate the acquired assets into our sales and manufacturing infrastructure with minimal increase to our operating expenses because we acquired principally patents, brand names, customer lists and other intangibles and we did not assume the seller’s personnel, facilities or other overhead.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated below in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q/A was being prepared.

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