Form 10-K
period 2003-12-31
BIOLASE TECHNOLOGY INC
filed 2004-03-03
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $227,588,809 based on the closing price per share of $10.79 for the Registrant’s common stock as reported on the Nasdaq National Market on such date multiplied by 21,092,568 shares of the Registrant’s common stock which were outstanding and held by non-affiliates on such date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of February 17, 2004, there were 21,561,381 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of the Registrant’s Annual Report on Form 10-K for December 31, 2003, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

CAUTIONARY STATEMENT

This report contains forward-looking statements, which include, but are not limited to, statements concerning projected operational plans, results of operations and financial condition, potential market applications and the market acceptance of our products, the competitive nature of and anticipated growth in our markets and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, assumptions and projections about our industry and reflect management’s beliefs based on information available to us at the time of this report. Words such as “anticipates,” “expects,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including those set forth under “Risk Factors” in Item 7. These risks and uncertainties, some of which are more fully discussed below and in our other filings with the Securities and Exchange Commission include but are not limited to the following:

•	Risks relating to the maintenance of our market position, successful execution of our business strategy and continued acceptance of our products;

•	Risks associated with sales and operations in international markets, including retention of sales channels;

•	Risks related to our ability to remain competitive through product improvement and extension of our product range;

•	Risks related to our ability to protect our intellectual property rights;

•	Uncertainties relating to government regulatory policies and proceedings.;

•	Risks related to our ability to control costs as we grow either internally or through acquisitions, leverage fixed manufacturing costs and recover long lived assets such as intangible assets and deferred tax assets;

•	Adverse changes in the financing and coverage of commercial health and dental plans;

•	Adverse changes in the financial markets affecting the availability and cost of capital both for ourselves and for our potential customers;

•	Our ability to retain key suppliers or find alternative suppliers if necessary;; or

•	Our ability to attract and retain qualified personnel to grow and compete effectively.

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

Our primary product, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments. We refer to our patented interaction of water with laser as YSGG Laser Hydrokinetics. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase, which contains the elements erbium, chromium and yttrium, scandium, gallium, garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. Hydrokinetics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser Hydrokinetics, the Waterlase system can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue. The Waterlase is the best selling dental laser system and we estimate it currently accounts for a majority of all dental lasers sold worldwide.

We also offer the LaserSmile system, which uses a laser to perform soft tissue and cosmetic procedures, including tooth whitening. The LaserSmile serves the growing markets for cosmetic and hygiene procedures. In May 2003, we acquired the American Dental Laser product line, which includes the Diolase and Pulsemaster systems that can be used for a variety of soft tissue applications. The Diolase and Pulsemaster, together with our Waterlase and LaserSmile systems, offer practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and disposables for our laser systems, such as handpieces, laser tips and tooth whitening gel.

The Waterlase system comprised 78%, 77% and 82% of our total revenue for the years ended December 31, 2003, 2002 and 2001 respectively. The LaserSmile system comprised 11%, 18% and 16% of our total revenue for the same periods.

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

Our goal is to establish our laser systems as essential tools in dentistry and to continue our leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our laser systems, particularly our Waterlase system. In 2002, we founded the World Clinical Laser Institute, an association that includes prominent dental industry leaders, to formalize our efforts to educate and train dentists and surgeons in laser dentistry. We participate in numerous other symposia and dental industry events to stimulate demand for our products. We have also developed numerous relationships with dental schools, research facilities and dental institutions, in the United States and abroad, which use our products for education and training. More than 20 institutions use our products, including St. Barnabas Hospital and the dental schools of Columbia University, Loma Linda University, Tufts University, University of Barcelona and University of Vienna. We believe this will expand awareness of our products among new generations of dental professionals.

Company Background and Recent Events

From inception in 1987 until 1998, we were engaged primarily in the research and development of the use of water and laser technology. The Company was originally formed as Societe Endo Technic, SA, or SET, in

1984 in Marseilles, France, to develop and market various endodontic and laser products developed by Dr. Guy Levy, then chairman of the Endodontics Department at the University of Marseilles. In 1987, SET was moved to the United States and was merged with a public holding company, Pamplona Capital Corp. In 1994, we changed our name to BioLase Technology, Inc. Through the end of fiscal 2000, we were financed by approximately $42 million in stockholder investments through a series of private placements of stock and the exercise of warrants and stock options.

Since 1998, our objective has been to become the leading designer, manufacturer and marketer of laser systems for the dental industry. We have focused our efforts on receiving governmental clearances with the U.S. Food and Drug Administration as well as furthering the commercial success and viability of our water and laser technology via our direct sales campaign initiatives, intellectual property advancements and strategic acquisitions. In 1998, we began the commercialization of our systems based on water and laser technology.

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

On May 21, 2003, we acquired the American Dental Laser product line and other dental laser assets of American Medical Technologies, Inc., or AMT, for approximately $5.8 million, consisting of $1.8 million in cash, 307,500 shares of our common stock and $215,000 in costs directly attributable to the acquisition. As a part of the purchase transaction, we and AMT agreed to dismiss with prejudice the lawsuit we had filed in October 2002 against AMT which alleged infringement of certain of our patents. In the dismissal, AMT acknowledged that it had infringed our intellectual property rights as identified in our complaint and recognized that the patents we had asserted in the legal action are valid and enforceable. The acquired assets included dental laser patents, customer lists, brand names and other intellectual property as well as laser systems, including the Diolase and Pulsemaster systems. The purchase price was allocated to the assets based on their fair value. We are selling the Diolase and Pulsemaster systems both domestically and internationally under the American Dental Laser brand name. Sales of the new systems began in the second half of 2003.

Industry Background

General

More than 200 million hard tissue procedures are performed annually in the United States, according to a 1999 survey by the American Dental Association. Hard tissue procedures include cavity preparation, inlays, crowns, root canals and other procedures involving bone or teeth. Based on this survey, more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include gum line alteration, gum grafts and other procedures involving soft dental tissue. According to statistics compiled by the American Dental Association, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists, and the rest are performed by oral surgeons, periodontists and other specialists.

The American Dental Association estimates that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral disease. According to the U.S. Center for Medicare and Medicaid Services, annual expenditures in the United States in 2000 for dental services were $60 billion, and are expected to increase to approximately $100 billion by 2010.

Traditional Dental Instruments

Dental procedures are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue. Dentists and other specialists choose from a variety of instruments depending on the tissue involved and the type of procedure. Most procedures require the use of multiple instruments to achieve the desired result.

High Speed Drills.    Most dentists use high speed drills for hard tissue procedures, such as preparing cavities for filling and gaining access for performing root canals. Adverse effects associated with drills include heat production, vibration and noise. The cutting and grinding action of high speed drills can cause damage to the patient’s dental structure, including microfractures in teeth. Microfractures can provide an entry point for bacteria, which can cause tooth decay and weaken the tooth’s underlying structure, which can lead to fractures and broken cusps. Crowns and root canals may become necessary as a result of damage caused during previous dental procedures.

Cutting Instruments.    Soft tissue procedures, such as reshaping gum lines and grafting on new gum tissue, are typically performed by oral surgeons or periodontists using scalpels, scissors and other cutting tools. Due to the pain and discomfort associated with procedures performed with these instruments, most soft tissue procedures require the use of anesthetics, which cause numbness and discomfort, and often require stitches. Use of scalpels, scissors and other cutting tools typically cause bleeding, post-operative swelling and discomfort. Bleeding reduces the practitioner’s visibility and efficiency, and generally makes procedures more cumbersome. Bleeding is a particular problem for patients with immune deficiencies or blood disorders, and patients taking blood-thinning medications.

Alternative Dental Instruments

Alternative technologies have been developed over the years to address the problems associated with traditional methods used in dentistry. Most alternatives have addressed either hard or soft tissue applications. The predominant alternative technologies and their limitations are discussed below.

Air Abrasion Systems.    Air abrasion systems were introduced as an alternative to the high speed drill for hard tissue procedures. Air abrasion systems blow a powerful air stream of aluminum oxide particles to erode hard tissue and remove the harder forms of decay. Air abrasion is most commonly used to repair cracks and discolorations, clean out pits and fissures, prepare cavities to be filled with composites and prepare tooth surfaces for bonding. However, air abrasion is not suitable for a variety of hard tissue procedures including bone, and cannot be used on, or very near to, soft tissue. In addition, the use of air abrasion is time consuming and scatters particles that can be inhaled by patients and staff, and that can damage equipment and instruments. Due to these limitations, we believe the popularity of these systems has declined over the last few years.

Electrosurge Systems.    A commonly used technology, known as electrosurge, was developed to cut soft tissue. Electrosurge systems use an electrical spark that simultaneously cuts and cauterizes tissue, resulting in less bleeding than occurs with scalpels. Traditional electrosurge results in deep penetration, which can cause unwanted damage to surrounding tissue, and is generally less precise than lasers. Electrosurge is not suitable for hard tissue procedures and, due to the depth of penetration, generally requires use of anesthesia and involves a lengthy healing process. Use of most electrosurge units is restricted near metal fillings and dental implants. Additionally, electrosurge generally cannot be used with patients with implanted pacemakers and defibrillators.

Traditional Laser Systems.    More recently, lasers have gained acceptance for use in general and cosmetic dentistry. Most lasers used in dentistry have been adapted from other medical applications, such as dermatology, and were not designed to perform a wide range of common dental procedures. Most dental lasers use thermal energy to cut tissue and are used primarily for soft tissue procedures.

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for dental laser systems that provide superior clinical results and help reduce the trauma, pain and discomfort associated with dental procedures. We also believe there is a significant opportunity among dental practitioners for new, more effective tools that increase patient satisfaction, improve outcomes and enhance practice profitability.

The BioLase Solution

We believe the superior performance and ease of use of our systems will position them as the instruments of choice among practitioners and patients for a broad range of common dental procedures. We have developed our laser systems and related products specifically for the dental market to more effectively perform a broad range of dental procedures. The skill level and dexterity necessary to operate our laser systems are similar to those necessary to operate conventional drills and other dental equipment. Our laser systems also have the advantage of being able to perform procedures in narrow spaces where access for conventional instruments often is limited. Our systems are intended to complement traditional tools, such as dental drills, which perform functions that our systems do not address, such as cutting metal fillings and certain polishing and grinding functions.

Our primary product, the Waterlase system, is the best selling dental laser system. The Waterlase precisely cuts hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue and dental structure. Our LaserSmile system is designed to complement the Waterlase, and is used in soft tissue procedures and tooth whitening. We recently acquired the American Dental Laser product line, which includes the Diolase and Pulsemaster systems, primarily for use in soft tissue procedures. The Diolase and Pulsemaster, together with our Waterlase and LaserSmile systems, will offer practitioners a broad product line with a range of features and price points.

A small percentage of dental professionals worldwide currently use lasers, and our systems are more expensive than traditional dental tools. However, we believe that the significant performance advantages of our systems, the potential return on investment that our systems offer practitioners and the options available to finance the purchase of our systems will enable us to continue to increase our sales and leading market position.

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Additional procedures through increased efficiency. Our systems often shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, the Waterlase reduces the need for anesthesia and enables dental practitioners to perform multiple procedures in one visit. An advantage of the Waterlase is that it can be used to perform cavity preparations in multiple quadrants. In contrast, many dentists using high speed drills usually do not perform cavity preparations in more than one quadrant per visit because of concerns relating to use of anesthesia in multiple regions. For soft tissue procedures, the Waterlase and LaserSmile systems allow tissue to be cut more precisely and with minimal bleeding. The LaserSmile performs tooth whitening faster than competing non-laser systems due to its high power and the fast activation of our proprietary whitening gel.

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. These procedures include crown lengthening, frenectomy and biopsy. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills and professional satisfaction.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our systems will improve patient retention, attract new patients and increase demand for elective procedures.

•	Fewer post-op complications. Our laser systems can reduce trauma, swelling and general discomfort, resulting in fewer post-operative complications that require follow up treatment. Practitioners can devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. With our Waterlase system, patients experience dramatically improved comfort during and after most procedures. In most cases, procedures can be performed without anesthesia, which eliminates the pain associated with injections and the feeling of numbness following the procedure.

•	Convenience. Dentists generally prefer to perform procedures that require anesthesia in no more than one or two quadrants of the mouth in a single visit because of concerns related to the use of anesthesia in multiple quadrants. Our systems do not require anesthesia in most cases, which allows procedures to be performed in multiple quadrants during a single office visit. This reduces the number of visits necessary to complete the patient’s treatment plan.

•	Reduced trauma. Trauma to the dental structure can be reduced because the laser avoids the vibration and microfractures associated with the high speed dental drill. For soft tissue applications, our laser systems cut with less bleeding than typically achieved with conventional instruments.

•	Broader range of available procedures. Due to the improved comfort and convenience of our systems, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market and to establish our laser systems as essential tools in dentistry. Our business strategy consists of the following key elements:

•	Increase awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of our laser systems, particularly the Waterlase system. We plan to increase adoption of our laser systems by practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute, dental schools and other educational forums. We also intend to market our systems to practitioners through our direct sales force and advertising. We have recently begun and plan to continue marketing efforts aimed directly at patients.

•	Expand sales and distribution capabilities. In the United States, we intend to continue to build a direct sales force and marketing team. Internationally, we intend to use established dental and medical device distributors and to use a direct sales force in select countries. We are developing an infrastructure to support growth in sales and marketing. This infrastructure includes information technology systems and personnel to manage our sales force, compile sales and marketing data, and better serve our customers and distributors.

•

Expand product platform and applications.    We plan to expand our product line and product applications by developing product enhancements and new laser technologies. Additionally, we may strategically acquire complementary products and technologies. We recently acquired the American Dental Laser product line, including the Diolase and Pulsemaster systems, which we believe will enable us to increase market penetration by offering a broad line of laser systems with a range of features and price points.

•	Continue high quality manufacturing and customer service. Our manufacturing operations in California and Germany are focused on producing high quality dental laser systems. We intend to continually develop and refine our manufacturing processes to increase production efficiencies and product quality. We provide high quality maintenance and support services through our support hotline and dedicated staff of in-house and field service personnel. Additionally, we plan to maintain and expand our network of factory-trained service technicians to provide maintenance and support services to customers in Europe and other markets outside the United States.

•	Strengthen and defend technology leadership. We believe our proprietary Waterlase system and YSGG Laser Hydrokinetic technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and abroad. We intend to strategically enforce our intellectual property rights worldwide.

Products

We have two principal product lines. Our BioLase product line includes the Waterlase and LaserSmile systems, which we developed through our own research and development. We recently acquired the American Dental Laser product line, which includes the Diolase and Pulsemaster systems.

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

Cosmetic: Gingivectomy, gingivoplasty and crown lengthening.

Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

PRODUCT	SELECTED APPLICATIONS	TECHNOLOGY

LaserSmile System	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, gingivoplasty and other soft tissue surgical applications. Cosmetic: Gingivectomy, gingivoplasty and tooth whitening.	Semiconductor Diode Laser

American Dental Laser Product Line

Diolase System	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing and other soft tissue surgical applications. Cosmetic: Gingivectomy and gingivoplasty.	Semiconductor Diode Laser

Pulsemaster System	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, gingivectomy, gingivoplasty and other soft tissue surgical applications. Cosmetic: Gingivectomy and gingivoplasty.	Neodymium: Yttrium, Aluminum, Garnet (Nd:YAG), Crystal Laser

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

Pulsemaster System.    Our recently acquired Pulsemaster system uses the popular Nd:YAG crystal that is broadly accepted for a variety of soft tissue procedures. The Pulsemaster system is well established and has been adopted by many dental practitioners, especially for periodontal procedures. The Pulsemaster system performs many of the same functions as our existing LaserSmile system. As a result, we plan to make the Pulsemaster available only in limited quantities, on a made-to-order basis, to dental practitioners who express a strong preference for that system. The approximate list price of the Pulsemaster system is $27,500.

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

Warranties and Insurance

Our laser systems sold to end-users and distributors are covered by a one year and fourteen-month warranty, respectively, against defects in material and workmanship. Our warranty covers parts and service for direct sales and parts only for distributor sales with additional coverage on certain components for up to two years. We sell service contracts that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. In addition, we maintain product liability insurance with respect to our products with a general coverage limit of $12 million in the aggregate. Since commencing the sale of our systems, no product liability claims have been initiated against us.

Manufacturing

We manufacture, assemble and test our products at manufacturing facilities located in San Clemente, California and Floss, Germany. We acquired our German manufacturing facility in 2002. We manufacture and install our systems and provide maintenance services for products sold in Europe and other international markets through our German operations. Sales of products manufactured at our German facility accounted for 12% of our revenue in 2003 and 9% of our revenue in 2002.

We use an integrated approach to manufacturing, including the assembly of laser heads, electronics and cabinetry, which allows us to maintain high quality and control cost. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We have no written supply contracts with our key suppliers. Three key components used in our Waterlase system, which accounted for approximately 78% of our revenue in 2003 and approximately 77% of our revenue in 2002, are each supplied by a separate single-source supplier. The Waterlase hand pieces are made by a leading European supplier of precision hand tools, and the laser crystal and fiber components are each made by a separate supplier. We have not experienced material delays from the suppliers of these three key components, and we have identified and tested alternative suppliers for each of these components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales as we sought to replace the supplier, which we estimate could take up to three months.

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

International sales account for a significant portion of our revenue. International sales accounted for approximately 20% of our revenue in 2003, 23% of our revenue in 2002 and 20% or our revenue in 2001. Sales in Asia, Pacific Rim countries and Australia accounted for approximately 9% of our revenue in 2003, and sales in Europe also accounted for 9% of our 2003 revenue, respectively. In 2002, sales in Europe accounted for approximately 11% of revenue for the year, whereas sales in Asia and Pacific Rim countries accounted for approximately 12% of the revenue. In 2001, sales in Europe accounted for approximately 9% of our revenue for the year, and sales in Asia and Pacific Rim countries accounted for approximately 8% of the revenue for the year.

Direct Sales.    We sell products in the United States and Canada through our direct sales force, which is organized by region and consists of two regional managers and approximately 25 sales representatives. Each of our direct sales employees receives a base salary and commissions on sales. We plan to expand our direct sales force in territories that represent growing markets. We also sell products in Germany through a direct sales force currently totaling four sales representatives.

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

Seasonality.    We have experienced a distinct seasonal pattern over the past several years. The fourth quarter, ending December 31, has generally been the strongest quarter, and in 2003 accounted for approximately 33% of our 2003 revenue. By contrast, the first quarter is generally the slowest sales quarter and in 2003 accounted for only 19% of 2003 revenue. The second quarter is generally stronger than the first quarter and in 2003 accounted for approximately 21% of our 2003 revenue, The third quarter has generally been flat compared to the second quarter but accounted for approximately 27% of our revenue in 2003. We believe the seasonality demonstrated in the fourth and first quarters is due to the buying patterns of many dentists, including the response to certain tax advantages offered in the United States for capital equipment purchases. We also believe the lack of growth in the third quarter compared to the second quarter is due to general practice patterns in which vacations occur in the third quarter of the year. As a result of this seasonality, our growth metrics compare growth in a quarter to the same quarter in the prior year and are not focused on growth in consecutive quarters which has been and we expect will continue to be skewed by this seasonality effect.

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

Financing Options.    Many dentists finance their purchases through third party leasing companies or banks. In these transactions, the dentist first enters into a purchase order with us. We then enter into a purchase order with the leasing company, which purchases the product from us, and the dentist enters into a lease agreement with the leasing company. We receive payment in full for the product at the time of purchase by the leasing company, and we are not a party to the lease. The dentist pays the leasing company or bank in installments, and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease. Approximately 34% of our revenue in 2003 was generated from sales to dentists who financed their purchase through National Technology Leasing Corporation, an equipment leasing broker. National Technology Leasing arranges financing through banks. We have an agreement with National Technology Leasing under which we agreed to offer National Technology Leasing first right of refusal when dentists desire to use a finance or lease company. Our customers are under no obligation to finance the purchase or lease of any equipment through National Technology Leasing, and we refer only those customers that request a referral from us. In exchange, National Technology Leasing agreed to give us first priority on scheduling personnel in support of our sales functions, and on processing lease or financing transactions for our customers. National Technology Leasing further agreed to sponsor marketing programs from time to time for our benefit and the benefit of our customers. Additionally, National Technology Leasing agreed to accept the terms of our customer purchase order in transactions in which it is a party pursuant to the revised agreement entered into August 5, 2003. The term of the agreement expires on August 5, 2004, and can be renewed for one-year periods after that time. The agreement also may be terminated by either party upon 45 days written notice. If leasing arrangements were no longer available through National Technology Leasing or the banks with which it deals, we believe our customers would be able to obtain financing through a variety of other leasing companies or banks that frequently approach us to provide financing for our products.

Research and Product Development

Research and development activities are essential to maintaining and enhancing our business. We believe our research and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of 12 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including three Ph.D.s. During the years ended December 31, 2003, 2002 and 2001, our research and development expenses were approximately $2.5 million, $1.7 million and $1.5 million, respectively. We intend to focus our research and development activities on improving our existing products and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems.

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyright and other intellectual property rights to protect our technology. We have over 60 issued patents and numerous pending patents. More than half of our existing patents were issued in the United States, and the rest were issued in Europe and in other countries. Our patents are directed to the use of laser and water in dentistry, laser energy exciting water, laser characteristics, fluid conditioning, laser accessories, laser technology development and other technologies for dental and medical applications. We have patent applications pending and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents covering a broad range of technologies incorporated in our products, we rely on approximately one half of our patents in particular to protect the core technology incorporated in our systems, including our Waterlase system, which accounted for approximately 78% of our revenue in 2003 and approximately 77% of our revenue in 2002. Four of these patents expire in 2009, and the balance have expiration dates ranging from 2010 to 2015.

We are currently involved in a patent lawsuit related to our Waterlase system with Diodem, LLC, a privately-held California limited liability company, which resulted from the consolidation of two separate lawsuits that were pending before the U.S. District Court for the Central District of California. In May 2003, we initiated a lawsuit against Diodem to obtain a judicial declaration that technology in our Waterlase does not infringe four patents owned by Diodem. Diodem was founded by the former chief executive officer of Premier Laser Systems, Inc., a medical laser company which filed for bankruptcy protection in March 2000. Diodem claims to have acquired the four patents at issue in the case from Premier Laser. Also, in May 2003, Diodem added us as a party to a patent infringement lawsuit it had previously filed. These two lawsuits initiated by us and Diodem were consolidated into the currently pending lawsuit in August 2003. Diodem alleges that the technology in our Waterlase system infringes the four patents it acquired from Premier Laser. Diodem seeks monetary damages, an injunction and other relief. The pending lawsuit is in its preliminary stages, and may proceed for an extended period of time. Although the outcome of this action cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement claims and pursue our claims against Diodem.

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

The Waterlase system also competes with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our LaserSmile system and our newly acquired Diolase and Pulsemaster systems compete with other laser systems, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. The LaserSmile also competes directly with a number of laser systems manufactured by a variety of companies, including the companies named above. In the market for tooth whitening, the LaserSmile competes with other products and instruments used by dentists, as well as tooth whitening strips and other over the counter products.

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

United States

In the United States, the FDA regulates the design, manufacture, distribution, quality standards and marketing of medical devices. We have clearance from the FDA to market our Waterlase and LaserSmile systems in the United States for dental procedures on both adult and pediatric patients. In 1998, we received FDA clearance to market the Millennium, the earlier generation of our current Waterlase system, for certain dental hard tissue applications. This clearance allowed us to commence domestic sales and marketing of our technology for hard and soft tissue applications. During 1999 and 2000, to meet the demand for soft-tissue and cosmetic dentistry applications, we designed a semiconductor diode laser system, which is now marketed as our LaserSmile system. We received FDA clearance to market the system for a variety of soft-tissue medical applications in September 1999. In 2001, we received FDA clearance to market the LaserSmile system for cosmetic tooth whitening. In October 2003, the LaserSmile received clearance for periodontal procedures for both early and advanced stages of periodontal disease.

In 2002, 2003 and in February 2004, our Waterlase system became the first laser system to receive FDA clearance for several new types of procedures. In 2002, we received clearance to market the Waterlase system for root canal, encompassing all four of the fundamental steps of the procedure. We also received clearance in 2002 to market this system for cutting, shaving, contouring and resection of oral osseous tissues, or bone. In January 2003, we received FDA clearance to market the Waterlase for use in apicoectomy surgery, a procedure for root canal infections and complications that includes cutting gum, bone (to access the infected area) and the apex of the tooth to access the infected area. The clearance also relates to flap surgical procedures. Flaps are frequently performed in conjunction with many procedures, including periodontal, implant placement and recovery, extraction of wisdom teeth, exposure of impacted teeth for orthodontics as well as additional procedures. In January 2004, our Waterlase system received FDA clearance for several new bone, laser periodontal and soft tissue procedures, including removal of bone to correct defects and create physiologic contours of bone tissue, resection of bone to restore bony architecture, resection of bone for grafting, preparing full, partial and split thickness flaps for periodontal surgery and removal of granulation tissue from bony defects. Additionally, the Waterlase became the first hard tissue laser to receive clearance for laser soft tissue curettage.

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

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals that are already granted; and

•	criminal prosecution.

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

Employees

At December 31, 2003, we employed approximately 156 people, of which there are approximately 55 in manufacturing and quality and control, 14 in research and development, approximately 56 in sales and sales support, 15 in customer technical support and 16 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site (www.biolase.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. Refer to the Introductory Note to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2002, which was filed with the SEC on December 16, 2003, for information concerning previously filed financial statements and reports on which you should not rely.

Item 2.    Properties

Our corporate headquarters are located at 981 Calle Amanecer, San Clemente, California, where we lease 23,000 square feet of space for manufacturing and administrative functions. The lease on this facility expires on March 31, 2006. Our wholly-owned subsidiary, BIOLASE Europe, owns a manufacturing facility totaling approximately 20,000 square feet of space in Floss, Germany. We believe that our facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations. Other than the land and building in Germany, with a recorded net book amount of $1.2 million, the majority of our long-lived assets are located in the United States.

Item 3.    Legal Proceedings

We are currently involved in a patent lawsuit with Diodem, LLC, a California limited liability company, which resulted from the consolidation of two separate lawsuits that were pending before the U.S. District court for the Central District of California. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District to obtain a judicial declaration against Diodem that technology we use in our laser systems does not infringe four patents owned by Diodem. Diodem was founded by Collete Cozean, the former chief executive officer of Premier Laser Systems, Inc., a medical laser company which filed for bankruptcy protection in March 2000. Diodem claims to have acquired the four patents at issue in the case from Premier Laser. In 2000 we initiated a patent infringement lawsuit against Premier Laser seeking damages and to prevent Premier from selling competing dental lasers on the grounds that they infringed on certain of our patents. The lawsuit was stayed by the bankruptcy court after Premier filed for bankruptcy.

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. American Medical Technologies, Inc., Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio were named as the other defendants in the lawsuit. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by American Medical Technologies. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from American Medical Technologies. In July 2003, American Medical Technologies was dismissed from the lawsuit without prejudice.

These two lawsuits initiated by us and Diodem were consolidated into the currently pending lawsuit in August 2003. Other than American Medical Technologies, the other parties to Diodem’s original lawsuit remain in the pending suit.

Diodem’s claims relate both to our Waterlase and to the patents and licenses we acquired from American Medical Technologies. Diodem alleges that technology used in our Waterlase infringes the four patents it acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio pursuant to the licenses we acquired from American Medical Technologies infringe on the patents Diodem acquired from Premier Laser. Diodem seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. This lawsuit is in the discovery phase of litigation, and may proceed for an extended period of time. Although the outcome of the lawsuit cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement claims and pursue our claims against Diodem.

This lawsuit could result in significant expenses and diversion of management’s time and other resources. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 78% of our revenue in 2003 and approximately 77% of our revenue in 2002. Diodem’s claims related to the licenses to Hoya ConBio and OpusDent, which we acquired from American Medical Technologies, could reduce or eliminate royalties we might receive under those licenses, which totaled approximately $221,000 since the acquisition of the American Dental Laser product line in May 2003. Diodem’s infringement claims could also result in significant limitations on our ability to manufacture, market and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

Following the restatement of financial statements in September 2003, we received in late October 2003 and subsequently, informal requests from the Securities and Exchange Commission to voluntarily provide information relating to the restatement. We have provided information to the Securities and Exchange Commission and intend to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.

From time to time, we may become involved in various legal proceedings relating to our business. We are currently a party to other legal proceedings involving claims for damages. We do not believe any of these other legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

Our common stock is listed on the Nasdaq National Market under the symbol “BLTI.” The following table sets forth the high and low closing sale prices of our common stock as reported by the Nasdaq National Market for each quarter of 2003 and 2002:

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$8.29	$5.30
Second Quarter	14.78	8.18
Third Quarter	14.93	10.50
Fourth Quarter	17.60	11.45
Fiscal Year Ended December 31, 2002
First Quarter	$6.58	$5.11
Second Quarter	5.88	4.00
Third Quarter	5.14	3.80
Fourth Quarter	5.89	3.68

As of February 16, 2004 the total number of record holders of our common stock was 268. Based on information provided by our transfer agent and registrar, we believe that there are approximately 12,000 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we anticipate that for the foreseeable future we will retain any future earnings to fund the operation and expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both plans approved by security holders and plans not approved by security holders, is hereby incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year ended December 31, 2003.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 of this report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2003(2)	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$49,081	$27,257	$16,546	$9,495	$7,004
Cost of sales	17,530	10,485	6,938	4,816	4,152

Gross profit	31,551	16,772	9,608	4,679	2,852

Other income	76	63	79	—	—

Operating expenses:
Sales and marketing	16,773	10,729	7,314	4,211	2,701
General and administrative	4,908	3,010	2,011	1,841	2,473
Engineering and development	2,505	1,684	1,520	2,288	2,427

Total operating expenses	24,186	15,423	10,845	8,340	7,601

Income (loss) from operations	7,441	1,412	(1,158)	(3,661)	(4,749)
Non-operating income (loss)	226	86	(123)	(94)	(49)

Income (loss) before cumulative effect of change in accounting principle	7,667	1,498	(1,281)	(3,755)	(4,798)
Cumulative effect of change in accounting principle(1)	—	—	—	(34)	—

Income (loss) before income taxes	7,667	1,498	(1,281)	(3,789)	(4,798)
Income tax benefit	11,391	—	—	—	—

Net income (loss) as reported	$19,058	$1,498	$(1,281)	$(3,789)	$(4,798)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.91	$0.08	$(0.07)	$(0.20)	$(0.28)
Diluted	$0.83	$0.07	$(0.07)	$(0.20)	$(0.28)
Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—
Net income (loss) per share:
Basic	$0.91	$0.08	$(0.07)	$(0.20)	$(0.28)
Diluted	$0.83	$0.07	$(0.07)	$(0.20)	$(0.28)
Shares used in computing net income (loss) per share:
Basic	20,993	19,929	19,510	19,171	17,254
Diluted	22,978	21,303	19,510	19,171	17,254

	December 31,
	2003(2)	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	10,656	$1,418	$201	$(268)	$(1,331)
Total assets	44,500	16,003	8,253	6,822	2,672
Long-term liabilities	79	142	205	1,175	—
Stockholders’ equity (deficit)	31,782	3,121	645	994	(939)

(1)	The cumulative effect of change in accounting principle was attributable to the adoption of Staff Accounting Bulletin No. 101.
(2)	On May 21, 2003 we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc. for approximately $5.8 million. Refer to Note 4 in the notes to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report and other information incorporated by reference in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.

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

On May 21, 2003, we acquired the American Dental Laser product line and other dental laser assets of American Medical Technologies, Inc., or AMT, for approximately $5.8 million, consisting of $1.8 million in cash, 307,500 shares of our common stock and $215,000 in costs directly attributable to the acquisition. As a part of the purchase transaction, we and AMT agreed to dismiss with prejudice the lawsuit we had filed in October 2002 against AMT which alleged infringement of certain of our patents. In the dismissal, AMT acknowledged that it had infringed our intellectual property rights as identified in our complaint and recognized that the patents we had asserted in the legal action are valid and enforceable. The acquired assets included dental laser patents, customer lists, brand names and other intellectual property as well as laser systems, including the Diolase and Pulsemaster systems. The purchase price was allocated to the assets based on their fair value. We are selling the Diolase and Pulsemaster systems both domestically and internationally under the American Dental Laser brand name. Sales of the new systems began in the second half of 2003.

We have the following principal product lines: (i) Waterlase system; (ii) LaserSmile system; (iii) American Dental Laser products, including the Diolase and Pulsemaster systems; and (iv) related accessories and disposables for use with our laser systems. Our product, the Waterlase system, is used for hard and soft tissue dental procedures, and can be used to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments. The LaserSmile system is used for a range of soft tissue procedures and tooth whitening. Our newly acquired Diolase and Pulsemaster systems are primarily used for soft tissue procedures. We also manufacture and sell accessories and disposables, such as handpieces, laser tips and tooth whitening gel, for use with our dental laser systems.

Significant Accounting Policies

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

Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered;

•	the price is fixed and determinable; and

•	collectibility is reasonably assured.

Assuming that all of the above criteria were satisfied, for the period from January 1, 2000 to early August 2003, we recorded revenue for domestic sales when we received payment in full, due to a clause in our purchase order that stated title transferred upon payment in full; we recorded revenue for international direct sales when the product was installed, which is when the customer became obligated to pay, and we recorded revenue for sales to distributors upon delivery.

In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Since August 2003, we have been recording revenue for domestic sales and international direct sales upon shipment. We continue to record revenue for sales to distributors upon delivery. As a result, we recorded $19.9 million in revenue under the revenue recognition policy in effect before the modification to our sales arrangements and $22.1 million in revenue under our revenue recognition policy in effect after the modification to our sales arrangements, during the year ended December 31, 2003. Net revenues unaffected by the changes in our revenue recognition policy were $7.2 million for the year ended December 31, 2003. As a result of the change in our revenue recognition policy during the third quarter of 2003, our net sales, gross profit, operating income and other operating results for the year ended December 31, 2003 are not directly comparable to the year ended December 31 2002. Similarly, for the same reason, our quarterly sales, gross profit, operating income and other operating results for each of the next three quarters ending September 30, 2004 will not be directly comparable to corresponding periods in the preceding year.

On July 1, 2003, we adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We concluded that certain of our arrangements include multiple units of accounting resulting in the allocation of the total consideration based on the residual value method. The adoption of EITF 00-21 did not have a material impact to our consolidated financial condition, results of operations or cash flows.

We do not offer a stated right of return on our sales; however, we may accept returns of products in certain circumstances. We record a provision for sales returns based on historical experience concurrent with the recognition of revenue. When a provision is made for sales returns, we reduce accounts receivable, revenue and cost of goods sold based on the estimated amount of returns we will experience.

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

Litigation and Other Contingencies.    We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to contingencies. To be recorded as expense, a loss contingency must be both probable and reasonably estimable. If a loss contingency is material but is not both probable and estimable, we will disclose the matter in the notes to the financial statements.

Income Taxes.    We estimate our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or tax planning strategies. If we conclude that our deferred tax assets are more likely than not to be realized (a probability level of more than 50%), a valuation allowance is not recorded.

During the year ended December 31, 2003, we determined that our deferred tax assets, which consist primarily of net operating loss carryforwards, were more likely than not to be realized. We considered factors such as our profitable operating history, three years of cumulative income and projections of continued profitability in making this determination. In the event we are unable to sustain our profitability due to a decrease in demand of our products, an increase in operating expenses to support our growth, or other factors, we will be required to reassess whether a valuation allowance should be recorded against our deferred tax assets. Actual results of our ability to realize our deferred tax assets may be different from our current estimate.

Results of Operations

The following table sets forth certain data from our consolidated income statements for the years ended December 31, 2003, 2002 and 2001, expressed as a percentage of net sales:

	Years Ended December 31,
	2003	2002	2001
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	35.7	38.5	41.9

Gross profit	64.3	61.5	58.1

Other income	0.2	0.2	0.5

Operating expenses:
Sales and marketing	34.2	39.4	44.2
General and administrative	10.0	11.0	12.2
Engineering and development	5.1	6.2	9.2

Total operating expenses	49.3	56.6	65.6

Income (loss) from operations	15.2	5.1	(7.0)
Non-operating income (loss)	0.5	0.4	(0.7)

Income (loss) before cumulative effect of change in accounting principle	15.7	5.5	(7.7)
Cumulative effect of change in accounting principle	—	—	—
Income (loss) before income taxes	15.7	5.5	(7.7)
Income tax benefit	23.1	—	—

Net income (loss)	38.8%	5.5%	(7.7)%

Net Sales.    Net sales consists of sales of our laser systems, related disposables and accessories and service revenue. We have at various times experienced fluctuations in sales due to seasonality. In our experience, sales in the first quarter typically are lower than average, and sales in the fourth quarter typically are stronger than average, due to the buying patterns of dental professionals. The fourth quarter of 2003 accounted for 33% of our net sales for the year, whereas the first quarter of 2003 accounted for 19% of net sales for the year. Sales in the third quarter tend to be even with and may sometimes be lower than sales in the second quarter due to vacation patterns. The third quarter accounted for 27% of our net sales in 2003, whereas the second quarter accounted for 21% of our net sales in 2003. Our historical seasonality pattern is a recurring trend that we expect to continue. Consequently, we do not necessarily match the timing of our expenditures to the expected quarterly seasonality effects on revenue but rather anticipate the expected sales over the full year as a determinant of our spending levels. Since many of our costs are fixed in the short term, if we have a shortfall in sales resulting from a change in our historical seasonality pattern, or otherwise, we may be unable to reduce expenses quickly enough to avoid losses.

Many dentists finance their purchases through third party leasing companies or banks. In these transactions, the dentist first enters into a purchase order with us. We then enter into a purchase order with the leasing company, which purchases the product from us, and the dentist enters into a lease agreement with the leasing company. We receive payment in full for the product at the time of purchase by the leasing company, and we are not a party to the lease. The dentist pays the leasing company or bank in installments, and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease. Approximately 34% of our revenue in 2003, 36% of our revenue in 2002, and 43% of our revenue in 2001 were generated from dentists who financed their purchase through National Technology Leasing Corporation, an equipment leasing broker. We are regularly approached by leasing companies seeking to finance purchases of our products and do not believe the loss of National Technology Leasing or any other current financing source would materially harm our business.

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

Non-Operating Income (Loss).    Non-operating income (loss) consists of interest income and expense, foreign currency gains and losses and similar items not directly related to our operations. Interest income relates to interest earned on our cash balances, and interest expense relates to interest costs on our line of credit. We generate a substantial portion of our revenue from the sale of products outside the United States. Sales to customers or distributors outside the United States accounted for approximately 20% of our revenue for the year ended December 31, 2003. Sales in Europe and Asia each accounted for approximately 9% of our revenue for the year ended December 31, 2003. Our sales in Europe are denominated principally in Euros, and our sales in other international markets are denominated in dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the Euro. An increase in the relative value of the dollar would lead to less income from sales denominated in Euros unless we increase prices, which may not be possible due to competitive conditions in Europe. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in Euros. Additionally, we are obligated to pay expenses relating to our German facility in Euros. Thus, we are also at risk for changes in the value of the dollar relative to the Euro with respect to our obligation to pay expenses relating to our operations in Germany. An increase in the value of the dollar relative to the Euro would reduce the expenses associated with the operations of our German facility, whereas a decrease in the relative value of the dollar would increase the cost associated with the operations of our German facility.

Income Taxes.    For the year ended December 31, 2003, no provision for income tax was recognized due to the availability of net operating loss carry forwards. At such times as the recoverability of deferred tax assets, including the net operating loss carry forwards, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. During the year ended December 31, 2003, we determined that our deferred tax assets were more likely than not to be realized, resulting in the recognition of a $11.4 million deferred tax benefit.

The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss (NOL) carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In October 2003 we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that, as of December 31, 2003, we have, for federal income tax purposes, approximately $32.4 million of NOL carryforwards. Of this amount, approximately $27.3 million is available to offset 2004 federal taxable income and the taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any future ownership changes qualifying under Section 382 may limit our ability to use remaining NOL carryforwards.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Comparing the results of operations between the years ended December 31, 2003 and December 31, 2002, the most significant change affecting operating results is the increase in net sales.

Net Sales.    Net sales for the year ended December 31, 2003 were $49.1 million, an increase of $21.8 million, or 80%, as compared with net sales of $27.3 million for the year ended December 31, 2002. Approximately $16.2 million of the increase is due to a 59% increase in the number of products and services sold as a result of increased demand for our products. The remainder of the increase is due to a change in the timing of revenue recognition described below.

In August 2003, we modified our sales arrangements with our customers and began recognizing revenue upon shipment for our domestic sales, or on an accrual basis, which had previously been recognized upon receipt of payment in full, or on a cash basis. Additionally, we began to recognize revenue upon shipment for our international direct sales, which had previously been recognized after completion of installation. As a result of the change in our revenue recognition policy during the third quarter of 2003, our net sales are not directly comparable to the year ended December 31, 2002. During the year ended December 31, 2002 domestic sales were recognized on a cash basis and international direct sales were recognized after completion of installation.

Revenue during the year ended December 31, 2003 included $18.3 million of revenue for domestic sales recognized on a cash basis and $20.4 million recognized on an accrual basis. Revenue during the year ended December 31, 2003 included $1.6 million recognized for international direct sales upon completion of installation and $1.7 million recognized upon shipment. As of December 31, 2003 our balance sheet reflects approximately $144,000 that has been deferred on product shipments for which payment has not been received in full for domestic sales and where installation has not been completed for international direct sales. We cannot provide any assurance as to the timing or whether the deferred revenue will ultimately be collected, or when or whether installations will be completed. Other than the possible recognition of this deferred revenue balance, the positive impact to net sales for the year ended December 31, 2003 that resulted from the change in our revenue recognition policy will not occur in future periods.

The Waterlase and LaserSmile systems accounted for approximately 78% and 11% of our net sales for the year ended December 31, 2003, respectively. We expect the Waterlase will continue to account for the majority of our sales.

Many dentists finance their purchases through third party leasing companies. Approximately 34% of our net sales for the year ended December 31, 2003 and 36% of our net sales for the year ended December 31, 2002 were generated from dentists who financed their purchases through National Technology Leasing Corporation, an independent equipment leasing company. The recent decline in interest rates may have benefited purchasers of our products by reducing the interest expense to finance the purchase or lease of our products, although we do not believe it is possible to measure the effect of lower interest rates on our sales.

International sales for the year ended December 31, 2003 were $9.9 million, or 20% of net sales, as compared with $6.2 million, or 23% of net sales, for the year ended December 31, 2002. Sales to Asia and Europe were $4.2 million and $4.5 million, respectively, for the year ended December 31, 2003 compared to $3.3 million and $3.0 million, respectively, for the year ended December 31, 2002. We had expected international sales to grow as a percentage of total sales in 2003 and in the future. Although international sales grew 46% year over year, in line with our overall expectations for total sales, domestic sales growth was stronger due to higher than expected demand in the United States. During 2003 we invested more resources in international sales and marketing and related infrastructure and intend to continue to do so in 2004.

Gross Profit.    Gross profit for the year ended December 31, 2003 was $31.5 million, or 64% of net sales, an increase of $14.7 million, as compared with gross profit of $16.8 million, or 62% of net sales for the year ended December 31, 2002. Gross profit for the year ended December 31, 2003 included $12.3 million of gross profit for domestic sales recognized on a cash basis and $13.7 million recognized on an accrual basis. Gross profit for the year ended December 31, 2003 included $1.1 million recognized for international direct sales upon completion of installation and $1.1 million recognized upon shipment. The increase in gross profit is attributable to leveraging the increase in net sales against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. The increase is also due to the relative increase in domestic sales as a percentage of total sales, which generated higher gross margins. The gross margin associated with sales to international distributors is generally lower as the selling price is lower in order to compensate dealers for the marketing and sales costs they must incur. International sales increased as a percentage of total sales from 2001 to 2002 but then decreased as a percentage in 2003. However, we still expect international sales will increase as a percentage of sales in future periods. Therefore, while gross margin may continue to increase due to manufacturing efficiencies, relative increases in international sales compared to domestic sales may offset the effect of manufacturing efficiencies on gross profit. Sales of the recently acquired Diolase and Pulsemaster systems have not had a significant impact on gross profit.

Other Income

Other Income.    Other income consists of gain on sales of assets. The gain on sales of assets for the years ended December 31, 2003 and December 31, 2002 of $76,000 and $63,000, respectively, consists principally of the amortization of the deferred gain relating to the sale and leaseback of our manufacturing facility in San Clemente, California, in March 2001.

Operating Expenses

Operating Expenses.    Operating expenses for the year ended December 31, 2003 were $24.2 million, or 49% of net sales as compared with $15.4 million, or 57% of net sales for the year ended December 31, 2002. Approximately 66% of the increase, or $5.8 million, consists of sales and marketing costs incurred to generate the increase in net sales.

Sales and Marketing.    Sales and marketing expenses for the year ended December 31, 2003 were $16.8 million, or 34% of net sales, as compared with $10.7 million, or 39% of net sales, for the year ended December 31, 2002. Approximately 40% of the increase in absolute dollars was due to the increase in our direct sales force, development of our infrastructure for international sales, and higher commission expense related to the increase in sales, including recognition, of approximately $334,000 in deferred commission expense related to revenue recognized that had been deferred. Marketing expense increased $1.4 million due to increased staff and additional direct marketing activities in Europe. Expenses related to trade shows, seminars and the World Clinical Laser Institute increased approximately $1.0 million due to an expansion in the scope of activities related to those programs. We expect our sales and marketing expenses to continue to increase, in large part due to increases in expenses associated with education and training of existing and potential customers, which is an essential component of our effort to increase market acceptance of laser technology and our products. Overall, sales and marketing expense is expected to decrease slightly as a percentage of sales, assuming sales continue to grow in line with our expectations. Incremental costs relating to the marketing and sale of the American Dental Laser products have not had and are not expected to have a significant impact on total sales and marketing expense.

General and Administrative.    General and administrative expenses for the year ended December 31, 2003 were $4.9 million, or 10% of net sales, as compared with $3.0 million, or 11% of net sales, for the year ended December 31, 2002. Professional expenses accounted for approximately 50% of the dollar increase, including approximately $450,000 in expenses related to the restatement of our consolidated financial statements, fees related to legal proceedings, expenses related to the preparation of our registration statement and fees incurred on various consulting projects. We expect professional fee expense to continue to increase as a cost of compliance with new regulatory requirements, such as those generated from the Sarbanes-Oxley Act. Costs associated with general liability coverage, employee group insurance and workers compensation insurance increased by $465,000 in 2003 as compared to 2002. We expect these insurance costs to continue to increase significantly as a function of our growth and insurance market conditions in general. Bank charges relating to credit card sales increased by $140,000 as compared to 2002 and will likely continue to grow commensurate with our sales growth. Overall, general and administrative costs are expected to remain in the range of 8% to 10% of sales. No significant additional general and administrative expenses have been incurred or are expected from the acquisition and production of the American Dental Laser products except for amortization expense related to certain intangible assets acquired. We recorded amortization expense of $154,000 for the year ended December 31, 2003, as compared with amortization expense of $24,000 for the year ended December 31, 2002.

Engineering and Development.    Engineering and development expenses for the year ended December 31, 2003 were $2.5 million, or 5% of net sales, as compared with $1.7 million, or 6% of net sales, for the year ended December 31, 2002. The increase in absolute dollars is due to materials and consulting fees related to product development and enhancement. The change in engineering and development expenses as a percent of net sales reflects the larger sales base and normal fluctuations in the scope of current research and development projects. We expect engineering and development expenses to remain consistent within their historical range as a percentage of sales in 2004.

Non-Operating Income (Loss)

Gain on Foreign Currency Transactions.    We realized a $232,000 gain on foreign currency transactions for the year ended December 31 2003, compared to $51,000 for the year ended December 31, 2002 due to the changes in exchange rates between the United States dollar and Euro.

Gain on Forward Exchange Contracts.    In the year ended December 31, 2003 and 2002, we realized gains of $22,000 and $152,000, respectively, due to the increase in the fair market value of our forward exchange contracts which we purchased in connection with the debt incurred to acquire our facility in Germany. On February 3, 2003, the contracts expired and were not renewed.

Interest Income.    Interest income relates to interest earned on our cash balances. Interest income for the year ended December 31, 2003 was $27,000 as compared with $18,000 for the year ended December 31, 2002 due to an increase in our cash balance.

Interest Expense.    Interest expense decreased $80,000, or 59%, to $55,000 for the year ended December 31, 2003, as compared with the year ended December 31, 2002 due to a decrease in the effective interest rate on our credit facility. In May 2003, we entered into a $5.0 million credit facility with a bank to replace our existing line of credit. The new line of credit bears interest at LIBOR plus 2.25% as compared with the previous line of LIBOR plus 0.5%. Although the nominal rate on the new facility is higher, the previous facility was burdened by the amortization of the cost of a third-party guaranty.

Income Taxes.    An income tax benefit of $11,448,000 and a credit of $2,309,000 to additional paid in capital was recognized for the year ended December 31, 2003. This was primarily due to the reduction of the valuation allowance in the amount of $16,200,000. The credit to additional paid in capital was the result of a stock option deduction available to the Company in the current year and prior year deductions included in the deferred tax assets which were previously offset by the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projection for future taxable income over the periods when the deferred tax assets are deductible, management believes it more likely than not the Company will realize all of these deductible differences. As of December 31, 2003, we had net operating loss carry forwards for federal and state purposes of approximately $32.5 million and $5.1 million, respectively, which will begin expiring in 2007. As of December 31, 2003, we had research and development credit carryforwards for federal and state purposes of approximately $478,000 and $74,000, respectively, which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. The utilization of net operating loss and credit carry forwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Comparing the results of operations between the prior years, the most significant change affecting operating results is the increase in net sales. Net sales for the year ended December 31, 2002 increased 65% over net sales for the year ended December 31, 2001.

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

International sales for the year ended December 31, 2002 were $6.2 million, or 23% of net sales, as compared with $3.3 million, or 20% of net sales, for the year ended December 31, 2001. The increase in international sales in 2002 was the result of a renewed effort to strengthen our network of international distributors after concentrating our resources in 2001 in the domestic market. The formation of BIOLASE Europe in 2002 and the acquisition of a production and service facility in Germany was an important step to increase our visibility in Europe as well as to improve our ability to service European customers. Sales of products manufactured at our German facility accounted for 9% of our revenue in 2002. In comparison, all of our revenue in 2001 was generated from the sale of products manufactured in the United States. We plan to continue to add resources to our international sales program to take advantage of the large market potential and we expect that our international sales will continue to grow over time as a percentage of our total net sales. Although most of our international sales are made through independent distributors, we began making direct sales to dentists in Europe in 2002 with the support of our German distributor. Based on the overall increase and detailed review of sales, we increased our allowance on accounts receivable from $108,000 at December 31, 2001 to $202,000 at December 31, 2002.

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

Other Income

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

Sales and Marketing.    Sales and marketing expenses for the year ended December 31, 2002 was $10.7 million, or 39% of net sales, as compared with $7.3 million, or 44% of net sales, for the year ended December 31, 2001. The increase in absolute dollars from year to year was attributable to higher commission expense related to the increased sales and to the cost of additional sales personnel of approximately $600,000 in the United States. In addition during 2002, we expanded the scope of our nationwide seminar-marketing program and our sponsorship of education and training programs for existing and potential customers, as a result of which we incurred additional expenses of $871,000. Although growing 47% in 2002 in absolute dollars, sales and marketing expense as a percentage of net sales decreased from 44% in 2001 to 39% in 2002 due to the increase in sales generated by these efforts. In 2002, in addition to a number of local and regional symposiums, we sponsored two national and two international symposiums presented by the World Clinical Laser Institute, an organization that provides education and training in laser dentistry.

General and Administrative.    General and administrative expenses for the year ended December 31, 2002 was $3.0 million, or 11% of net sales, as compared with $2.0 million, or 12% of net sales, for the year ended December 31, 2001. The increase in absolute dollars in 2002 was due to administrative costs associated with the operations of BIOLASE Europe of $140,000, increases in the costs of legal fees relating to regulatory compliance and various legal proceedings in the amount of $201,000, and increases in the infrastructure needed to support the growth of our net sales. Insurance premiums increased in 2001 as a result of the increase in net sales and increased by $328,000 in 2002 both as a result of the increase in sales and as a result of general insurance market conditions. We expect additional increases in 2003 due to adverse markets for workers compensation, group health insurance and liability insurance.

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

Income Tax.    No provision for income tax was recognized for the year ended December 31, 2002 due to the availability of net operating loss carry forwards. No income tax benefit was recognized in the year ended December 31, 2002 as there was no assurance that the benefit of the net operating loss carry forwards would be realized. At such time as the recoverability of deferred tax assets, including the net operating loss carry forward, becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets, record an income tax benefit and subsequently record a provision for income tax for financial statement purposes based on the amount of taxable net income. As of December 31, 2002, we had net operating loss carry forwards for federal and state purposes of approximately $32.4 million and $5.1 million, respectively, which will begin to expire in 2007. As of December 31, 2002, we had research and development credit carryforwards for federal and state purposes of approximately $332,000 and $170,000, respectively. The utilization of net operating loss and credit carry forwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Liquidity and Capital Resources

At December 31, 2003 we had $10.7 million in net working capital as compared to $1.4 million at December 31, 2002. Our principal source of liquidity at December 31, 2003 consisted of our cash balance of $11.1 million. For the year ended December 31, 2003, our sources of cash were funds provided from operating activities of $6.3 million and the exercise of stock options and warrants of $3.6 million. These sources of cash were reduced by investments in property and equipment of $455,000, $1.8 million cash paid for the acquisition of the American Dental Laser product line and other dental laser assets of American Medical Technologies, and the repayment of $1.1 million of debt. The net effect on cash of operating, investing and financing transactions for the year ended December 31, 2003 was an increase of $7.2 million.

Accounts receivable, net, increased 14% to $5.7 million at December 31, 2003 from $5.0 million at December 31, 2002. This increase was due to the higher sales volume experienced in 2003. Inventories, net, increased 32% to $3.7 million at December 31, 2003 from $2.8 million at December 31, 2002. The increase was due to increased production to meet estimated sales demand.

As discussed in Note 8 to the Consolidated Financial Statements, 672,500 warrants with a weighted average exercise price of $2.46 were exercised during the year ended December 31, 2003.

Several key indicators of liquidity are summarized in the following table (in thousands, except ratio amounts):

	Fiscal Years Ended December 31,
	2003	2002	2001
Working capital	$10,656	$1,418	$201
Cash provided by (used in) operations	6,328	477	(1,076)
Proceeds from the exercise of stock options and warrants	3,577	1,035	803
Current ratio	1.8	1.1	1.0
Accounts receivable collection period (days)	40.0	48.0	32.4
Inventory turnover	5.4	4.5	4.5

We purchased our production facility in Germany in February 2002 for cash consideration of approximately Euros 1.2 million ($1.0 million) payable in installments through 2003, subject to reduction in certain circumstances. The maximum consideration was reduced to Euros 989,000 ($848,000) in accordance with the terms of the agreement with the seller. Based on our further discussions with the seller, in September 2003, the maximum consideration was reduced to Euros 986,000 ($845,000). In October 2003, we paid the seller Euros 986,000 ($845,000) plus applicable taxes, as full and final payment to the seller under the purchase agreement.

At December 31, 2003, we had $1.8 million outstanding under a $5.0 million revolving credit facility with Bank of the West. This same amount was outstanding at December 31, 2002 under a $1.8 million credit line with

BSI AG. The facility with Bank of the West was entered into May 14, 2003 and is secured by all of our assets, is for a term of one year, bears interest at LIBOR plus 2.25%, and is payable on demand upon expiration of the stated term. Approximately $1.8 million was drawn immediately to pay off the bank line of credit with BSI AG. Under the terms of our credit line with Bank of the West, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, Bank of the West could accelerate the entire amount borrowed by us and cancel the line of credit. Our credit line has an outstanding balance of approximately $1.8 million as of December 31, 2003. As of December 31, 2003 we were in compliance with all of the covenants.

We typically finance some or all of our annual insurance premiums through unsecured notes with a third party when the insurance carrier does not provide for monthly installment payments of our premiums. In November 2003 we financed $489,000 of insurance premiums payable in ten equal monthly installments of approximately $45,000 each, including a finance charge of 3.3%. In December 2003 we financed an additional $598,000 of insurance premiums payable in ten equal monthly installments of approximately $54,000 each, including a finance charge of 2.9%. At December 31, 2003 the balance of unpaid premiums that were financed was $888,000.

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

We had no material commitments for capital expenditures as of December 31, 2003 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2003 the years ending as indicated below:

	2004	2005	2006	2007
Line of credit	$1,792,000	$—	$—	$—
Short-term debt	888,000	—	—	—
Operating leases	264,000	251,000	63,000	1,000

Total	$2,944,000	$251,000	$63,000	$1,000

We believe that our current cash balances, plus cash expected to be generated from our operations, will be adequate to meet our debt service requirements and sustain our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including the continuing market acceptance of our products and our corresponding level of revenues, the timing and extent of spending to support product development efforts and the introduction of new products, the expansion of sales and marketing activities and the costs to insure access to adequate manufacturing capacity. We could be required, or may elect, to seek additional funding through public or private equity or debt financing, However, additional funds may not be available on terms acceptable to us or at all.

Selected Quarterly Financial Data

	March 31	June 30,	September 30,	December 31,(2)
	(in thousands, except per share data)
2003
Net sales	$9,198	$10,359	$13,434	$16,090
Gross profit	5,851	6,344	8,410	10,946
Income from operations	886	1,195	2,544	2,816
Net income	940	1,253	2,567	14,298
Net income per share (1):
Basic	0.05	0.06	0.12	0.66
Diluted	0.04	0.05	0.11	0.61
2002
Net sales	$5,011	$7,264	$6,859	$8,123
Gross profit	3,113	4,335	4,117	5,207
Income from operations	162	561	414	275
Net income	132	652	382	332
Net income per share (1):
Basic	0.01	0.03	0.02	0.02
Diluted	0.01	0.03	0.02	0.02

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.
(2)	During the fourth quarter of 2003, we recorded an income tax benefit of $11,391.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to our consolidated financial position, results of operations, or cash flows.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

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

The amount of expenses we incur, in part, depends on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Additionally, as a result of the change in our revenue recognition policy in the third quarter of 2003, our quarterly sales and operating results for each of the next three quarters ending September 30, 2004, may not be directly comparable to corresponding periods in the preceding year due to the difference in the timing of revenue recognition.

Regulatory proceedings relating to the restatement of our consolidated financial statements could divert management’s attention and resources.

We restated our previously issued financial statements in September 2003 to reflect a change in the timing of revenue recognition. In late October 2003 and subsequently, we received informal requests from the Securities and Exchange Commission to voluntarily provide information relating to the restatement of our consolidated financial statements. We have provided information to the Securities and Exchange Commission and intend to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry. If the Securities and Exchange Commission elects to request additional information from the company or commence further proceedings, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. Net sales to distributors accounted for approximately 13% of our total sales in 2003 and 17% of our total sales in 2002. No distributor accounted for more than 3% of our net sales in 2003 or 6% in 2002. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. In February of 2003, we terminated our distributor in Germany for failure to satisfy its obligations under its agreement with us, including failure to meet specified sales quotas. The agreement was originally signed in 2000 and renewed in 2002. The agreement required minimum sales of $10,000,000 over the two-year term following the renewal. The average quarterly sales generated by our distributor from the time of the renewal until we terminated the distributor were nearly 50% less than the quota provided under the distribution agreement. To replace the distributor, we entered into contracts with independent sales agents within Germany. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

Variation in demand for our products due to seasonality can cause our operating results to fluctuate from quarter to quarter during the year.

We have experienced fluctuations in sales from quarter to quarter due to seasonality. In our experience, sales in the first quarter typically are lower than average and sales in the fourth quarter typically are stronger than average due to the buying patterns of dental professionals. For example, the fourth quarter of 2003 accounted for

33% of our net sales for the year, whereas the first quarter of 2003 accounted for 19% of net sales for the year. In addition, sales in the third quarter of the year may be affected by vacation patterns which can cause sales to be flat or lower than in the second quarter of the year. As a result, sequential quarter-to-quarter comparisons of our operating results may not be an indication of our performance for the year and may cause our results of operations and stock price to fluctuate.

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

Factors that may inhibit adoption of laser technologies by dentists include cost, and concerns about the safety, efficacy and reliability of lasers. For example, the selling price of our Waterlase product is approximately $50,000, which is substantially above the cost of competing non-laser technologies. In order to make an investment in a Waterlase, a dentist generally would need to invest time to gain an understanding of the technology and how that technology will produce a return on investment. Similarly, although medical lasers are generally accepted in other specialties, a dentist generally would want to understand how the use of laser technology can improve the clinical outcomes and satisfaction of his or her own patients before making a substantial investment. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser. In addition, a dentistry practice, like any business, needs to make capital allocation decisions in which our product might compete with an unrelated alternative capital expenditure. Economic pressure, caused for example by an economic slowdown or by competitive factors in a specific market place, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend in part on the recommendations of dentists and specialists as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared with those of other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will successfully achieve broad market acceptance for our products.

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

We are a party to a patent infringement lawsuit involving patents relating to our core technology, which if determined adversely to us, could have a significant negative effect on our earnings.

We are currently involved in a patent lawsuit with Diodem, LLC, a California limited liability company, which was founded by Collete Cozean, the former chief executive officer of Premier Laser Systems, Inc. The claims in this lawsuit were originally part of two separate lawsuits initiated in U.S. District Court. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem to obtain a judicial declaration against Diodem that technology used in our laser systems does not infringe four patents owned by Diodem. Diodem claims to have acquired the patents from Premier Laser Systems, Inc., which filed for bankruptcy protection in March 2000. On May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. These lawsuits were consolidated into the currently pending lawsuit in August 2003. Diodem alleges that our technology, including the technology used in our Waterlase system, infringes four patents it acquired from Premier. Diodem seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. This lawsuit is in the discovery phase of litigation, and may proceed for an extended period of time. There can be no assurance that our technology will not be found to infringe any of Diodem’s patents at issue in this proceeding or that we will not be liable for some or all of the damages alleged by Diodem or subject to some or all of the relief requested by Diodem.

In addition, this lawsuit could result in significant expenses and diversion of management’s time and other resources. If Diodem successfully asserts an infringement claim against us in the lawsuit, our operations may be severely impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 78% of our revenue in 2003 and approximately 77% of our revenue in 2002. This proceeding could also result in significant limitations on our ability to manufacture, market and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, the amount of sales in any period could be adversely affected.

We purchase certain materials and components included in our Waterlase system and other products from a limited group of suppliers using purchase orders, and we have no written supply contracts with our key suppliers. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. The introduction of our LaserSmile system in 2001 was delayed due to an interruption in the supply of components for the system, however, we have not otherwise experienced material delays in the supply of components. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and handpieces used in our Waterlase system, which accounted for approximately 78% of our revenue in 2003 and approximately 77 % of our revenue in 2002, are each supplied by a separate single supplier. We have not experienced material delays from these suppliers, and we have identified and tested alternative suppliers for each of these three components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales and cash flow as we sought to replace the supplier, which we estimate could take up to three months. Such an interruption could cause our business, financial condition and results of operations to suffer.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net sales and we intend to continue to pursue and expand our international business activities. International sales accounted for approximately 20% of our revenue in 2003 and approximately 23% of our revenue in 2002. Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. International operations, including our facility in Germany, are subject to many inherent risks, including:

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

We believe that international sales will continue to represent a significant portion of our net sales, and we intend to further expand our international operations. Our direct sales in Europe are denominated principally in Euros, while our sales in other international markets are in dollars. As a result, an increase in the relative value of the dollar against the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We realized a gain of $232,000 on foreign currency transactions for the year ended December 31, 2003, due to a decrease in the value of the dollar relative to the value of the Euro. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future. We also expect that sales of products manufactured at our facility in Germany will account for an increasing percentage of our revenue, which will further increase our exposure to the above-described risks associated with our international operations. Sales of products manufactured at our German facility accounted for 12% of our revenue in 2003 and approximately 9% of our revenue in 2002. Since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international sales and manufacturing operations and, consequently, negatively impact our business, financial condition and operating results. Despite these risks, we believe the market for our products outside the United States justifies our effort to expand our international operations.

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

As part of our business strategy, we may acquire one or more businesses, products or technologies. In May 2003, we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc., including the Diolase and Pulsemaster systems, and related inventory, patents and other intellectual property rights. We are currently in the process of integrating the assets relating to the American Dental Laser product line into our operations. We must effectively integrate the American Dental Laser product line into our operations in order to achieve profitability from it. The pro forma data in Note 4 to the consolidated financial statements included in this Form 10-K show a net loss for the year ended December 31, 2002 and a reduction in net income for the year ended December 31, 2003 when the seller’s historical losses from operating this product line are combined with our operations. However, we believe we can integrate the acquired assets into our sales and manufacturing infrastructure with minimal increase to our operating expenses because we acquired principally patents, brand names, customer lists and other intangibles and we did not assume the seller’s personnel, facilities or other overhead.

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

In May 2003, we secured a new credit facility through Bank of the West. At December 31, 2003, the outstanding principal balance on this credit facility was $1.8 million. To maintain the right to borrow under this credit facility and avoid a default under our credit agreement with Bank of the West, we are required to satisfy certain financial tests and comply with certain operating covenants contained in that agreement. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our credit agreement. If we default, our lender will no longer be obligated to extend credit to us and could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure that indebtedness, which includes our intellectual property. The results of such action would have a significant negative impact on our results of operations and financial condition. For example, due to the restatement of our financial statements, we were not in compliance with three covenants under the credit facility as of June 30, 2003. The bank waived our noncompliance with these covenants as of June 30, 2003, so that we were not in default under the credit facility. We were in compliance with the financial covenants as of December 31, 2003, the most recent evaluation date for determining compliance with the covenants. However, we cannot assure you that we will be in compliance with our financial covenants on future evaluation dates.

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

Our future success depends in part on the continued service of certain key personnel, including our Chief Executive Officer, our Executive Vice President responsible for sales, our Chief Operating Officer, our Vice President of Research and Development and our Chief Financial Officer. We do not have employment agreements with any of our key employees, other than employment agreements with our Chief Executive Officer, and our Executive Vice President responsible for sales, each of which can be terminated at will by the executive or by us.

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and have determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2003, approximately $32.4 million of net operating loss carryforwards was available to us for federal income tax purposes. Of this amount, approximately $27.3 million is available to offset 2004 federal taxable income or the taxable income generated in future years. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any future ownership changes qualifying under Section 382 may similarly affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, our income will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 6 to the Consolidated Financial Statements, we acquired a production facility in Germany in February of 2002. The debt related to those assets was paid on October 10, 2003. In conjunction with a portion of the debt due in 2003, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8575. On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

Since February 3, 2003, we have not engaged in transactions to offset currency fluctuations. In October 2003, we paid off the debt on our German facility. The value of the German facility itself as stated in dollars on our balance sheet will vary as the exchange rate of the dollar and the Euro varies.

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

Our bank line of credit bears interest at a variable rate tied to LIBOR plus 2.25%, which makes the current effective interest rate 3.5% at December 31, 2003. A 10% increase in LIBOR would increase the effective interest rate from 3.5% to 3.6%, which would not result in a material difference to our interest expense on our outstanding bank debt of $1.8 million.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in a money market account consisting of U.S. government securities in which there is minimal interest rate risk.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and except as indicated below in paragraph (b) of this item, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

PART III

The information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report is hereby incorporated by reference to portions of our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the fiscal year ended December 31, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1) Financial Statements:

(2) Financial Statement Schedule:

Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as Amended. (2)

3.2	Amended and Restated Bylaws. (3)

4.1	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BIOLASE Technology, Inc. (4)

4.2	Rights Agreement dated as of December 31, 1998 between the Registrant and U.S. Stock Transfer Corporation. (5)

4.4	Rights Agreement dated as of December 31, 1999, between the Registrant and U.S. Stock Transfer Corporation. (5)

4.5	1990 Stock Option Plan. (1)

4.6	1992 Stock Option Plan. (1)

4.7	1993 Stock Option Plan. (2)

4.8	2002 Stock Option Plan. (10)

Exhibit Number		Description
10.1	†	Employment Offer Letter dated January 8, 1999 from Jeffrey W. Jones, the Registrant’s Chief Executive Officer, to Keith G. Bateman, the Registrant’s Executive Vice President (8)

10.2		Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones (6)

10.3	†	Asset Purchase Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH (9)

10.4		Agreement for the Purchase of a Built-Up Property, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH (6)

10.5	†	Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s Subsidiary, BIOLASE Europe GmbH (8)

10.6	†	Letter modification to the January 29, 2002 Asset Purchase Agreement between Asclepion-Meditec AG and Registrant’s subsidiary BIOLASE Europe GmbH (7)

10.7	†	Distribution Agreement, executed June 13, 2002 between Registrant and IBC GmbH (7)

10.8		Form of Stock Option Agreement under the 1993 Stock Option Plan. (2)

10.09		Form of Purchase Order Terms and Conditions relating to domestic sales (effective for sales on or before August 4, 2003). (12)

10.10		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003) (12)

10.11		Right of First Refusal Agreement dated November 15, 2001, between National Technology Leasing Corporation and BioLase Technology, Inc. (12)

10.12		BioLase and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and BioLase Technology, Inc. (12)

10.13		Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation (12)

10.14		Credit Agreement dated May 14, 2003, between Bank of the West and BioLase Technology, Inc.(12)

10.15		Employment Agreement dated December 12, 2003, between Registrant and Jeffrey W. Jones (13)

14.1		BioLase Technology, Inc. Code of Ethics (14)

21.1		Subsidiaries of the Registrant (11)

23.1		Consent of Independent Accountants (13)

24.1		Power of Attorney (included in Signature page)

31.1		Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (13)

31.2		Certification of Edson J. Rood pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (13)

32.1		Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2		Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed. separately with the Securities and Exchange Commission.
(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.

(2)	Filed with the Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.
(3)	Filed with the Registrant’s Quarterly Report on Form 10-QSB filed September 15, 1995 and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-QSB filed November 19, 1996 and incorporated herein by reference.
(5)	Filed with the Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002 and incorporated herein by reference.
(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2002 and incorporated herein by reference.
(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed July 24, 2002 and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed September 13, 2002 and incorporated herein by reference.
(10)	Filed with the Registrant’s Definitive Proxy Statement filed April 22, 2002 and incorporated herein by reference.
(11)	Filed with Registrant’s Report on Form 10-K filed March 24, 2003 and incorporated herein by reference.
(12)	Filed with Amendment No. 2 to Registrant’s Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.
(13)	Filed herewith.
(14)	To be filed with Registrant’s definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended December 31, 2003.

(b) Reports on Form 8-K.

On October 31, 2003 the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on October 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2004	BIOLASE TECHNOLOGY, INC., A Delaware Corporation (registrant)

	By:	/s/ JEFFREY W. JONES

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY W. JONES Jeffrey W. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2004

/s/ FEDERICO PIGNATELLI Federico Pignatelli	Director and Chairman of the Board	March 2, 2004

/s/ WILLIAM A. OWENS William A. Owens	Director	March 2, 2004

/s/ GEORGE V. D’ARBELOFF George V. d’Arbeloff	Director	March 2, 2004

/s/ EDSON J. ROOD Edson J. Rood	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2004

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Auditors

To the Board of Directors and Stockholders of

BioLase Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioLase Technology, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

February 23, 2004, except for Note 11,

    as to which the date is February 26, 2004

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$11,111,000	$3,940,000
Accounts receivable, less allowance of $64,000 and $202,000	5,771,000	4,983,000
Inventories	3,752,000	2,792,000
Deferred charges on product shipped	55,000	1,415,000
Deferred tax asset	1,079,000	—
Prepaid expenses and other current assets	1,528,000	1,028,000

Total Current Assets	23,296,000	14,158,000
Property, plant and equipment, net	1,973,000	1,733,000
Intangible assets, net	2,587,000	67,000
Goodwill	2,926,000	—
Deferred tax asset	12,678,000	—
Other assets	1,041,000	45,000

Total Assets	$44,501,000	$16,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$1,792,000	$1,792,000
Accounts payable	3,590,000	2,082,000
Accrued liabilities	5,940,000	3,262,000
Customer deposits	223,000	329,000
Deferred revenue on product shipped	144,000	3,674,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	888,000	1,538,000

Total current liabilities	12,640,000	12,740,000
Deferred gain on sale of building	79,000	142,000

Total liabilities	12,719,000	12,882,000
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, issued and outstanding—21,559,000 shares in 2003 and 20,131,000 shares in 2002	22,000	20,000
Additional paid-in capital	59,188,000	49,497,000
Accumulated other comprehensive loss	(147,000)	(57,000)
Accumulated deficit	(27,281,000)	(46,339,000)

Total Stockholders’ Equity	31,782,000	3,121,000

Total Liabilities And Stockholders’ Equity	$44,501,000	$16,003,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Net sales	$49,081,000	$27,257,000	$16,546,000
Cost of sales	17,530,000	10,485,000	6,938,000

Gross profit	31,551,000	16,772,000	9,608,000

Other income	76,000	63,000	79,000

Operating expenses:
Sales and marketing	16,773,000	10,729,000	7,314,000
General and administrative	4,908,000	3,010,000	2,011,000
Engineering and development	2,505,000	1,684,000	1,520,000

Total operating expenses	24,186,000	15,423,000	10,845,000

Income (loss) from operations	7,441,000	1,412,000	(1,158,000)
Gain on foreign currency transactions	232,000	51,000	—
Gain on forward exchange contract	22,000	152,000	—
Interest income	27,000	18,000	44,000
Interest expense	(55,000)	(135,000)	(167,000)

Income (loss) before income tax benefit	7,667,000	1,498,000	(1,281,000)
Income tax benefit	11,391,000	—	—

Net income (loss)	$19,058,000	$1,498,000	$(1,281,000)

Net income (loss) per share:
Basic	$0.91	$0.08	$(0.07)

Diluted	$0.83	$0.07	$(0.07)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	20,993,000	19,929,000	19,510,000

Diluted	22,978,000	21,303,000	19,510,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2000	19,367,000	$47,551,000	$—	$(46,556,000)	$995,000
Issuance of stock and warrants for earned services	20,000	128,000	—	—	128,000
Exercise of stock options	172,000	367,000	—	—	367,000
Exercise of warrants	175,000	436,000	—	—	436,000
Net loss	—	—	—	(1,281,000)	(1,281,000)	$(1,281,000)

Balances, December 31, 2001	19,734,000	48,482,000	—	(47,837,000)	645,000	$(1,281,000)

Exercise of stock options	182,000	472,000	—	—	472,000
Exercise of warrants	215,000	563,000	—	—	563,000
Net income	—	—	—	1,498,000	1,498,000	$1,498,000
Foreign currency translation adjustment	—	—	(57,000)	—	(57,000)	(57,000)

Balances, December 31, 2002	20,131,000	49,517,000	(57,000)	(46,339,000)	3,121,000	$1,441,000

Exercise of stock options	447,000	1,922,000	—	—	1,922,000
Exercise of warrants	673,000	1,656,000	—	—	1,656,000
Acquisition of ADL	308,000	3,806,000	—	—	3,806,000
Income tax benefit for the exercise of stock options	—	2,309,000	—	—	2,309,000
Net income	—	—	—	19,058,000	19,058,000	$19,058,000
Foreign currency translation adjustment	—	—	(90,000)	—	(90,000)	(90,000)

Balances, December 31, 2003	21,559,000	$59,210,000	$(147,000)	$(27,281,000)	$31,782,000	$18,968,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$19,058,000	$1,498,000	$(1,281,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock and warrants for earned services	—	—	127,000
Depreciation and amortization	401,000	246,000	165,000
Gain on disposal of assets	(73,000)	(63,000)	(43,000)
Unrealized gain on forward exchange contract	(22,000)	(152,000)	—
Provision for bad debts	248,000	283,000	133,000
Provision for inventory excess and obsolescence	140,000	7,000	108,000
Income tax benefit	(11,448,000)	—	—
Changes in assets and liabilities, net of the effect of acquisition:
Accounts receivable	(1,036,000)	(3,084,000)	(1,441,000)
Inventory	(857,000)	(912,000)	(773,000)
Deferred charges on product shipped	1,360,000	(810,000)	(497,000)
Prepaid expenses and other assets	(1,452,000)	(495,000)	(242,000)
Accounts payable and accrued liabilities	3,645,000)	1,872,000	1,237,000
Deferred revenue on product shipped	(3,530,000)	2,048,000	1,341,000
Customer deposits	(106,000)	39,000	90,000

Net cash provided by (used in) operating activities	6,328,000	477,000	(1,076,000)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(455,000)	(478,000)	(154,000)
Additions to patents and licenses	—	—	(10,000)
Business acquisition	(1,825,000)	—	—
Proceeds from the sale of property, plant and equipment	—	—	2,261,000

Net cash (used in) provided by investing activities	(2,280,000)	(478,000)	2,097,000

Cash Flows From Financing Activities:
Borrowings under a line of credit	1,792,000	—	—
Payments under a line of credit	(1,792,000)	—	—
Payments on mortgage note payable	—	—	(1,195,000)
Borrowings on insurance notes	1,087,000	275,000	59,000
Payments on insurance notes	(396,000)	(117,000)	(20,000)
Payments on debt	(1,148,000)	—	—
Proceeds from exercise of stock options and warrants	3,577,000	1,035,000	803,000

Net cash provided by (used in) financing activities	3,120,000	1,193,000	(353,000)

Effect of exchange rate changes on cash	3,000	78,000	—
Net increase in cash and cash equivalents	7,171,000	1,270,000	668,000
Cash and cash equivalents, beginning of period	3,940,000	2,670,000	2,002,000

Cash and cash equivalents, end of period	$11,111,000	$3,940,000	$2,670,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$51,000	$51,000	$130,000
Income taxes	$18,000	$2,000	$2,000
Non-cash financing activities:
Debt incurred in connection with acquisition of production facility	$—	$1,000,000	$—
Business acquisition:
Net assets acquired	$5,846,000	$—	$—
Acquisition fees	(215,000)	—	—
Common stock issued	(3,806,000)	—	—

Cash paid	$1,825,000	$—	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

NOTE 1—BASIS OF PRESENTATION

The Company

BioLase Technology Inc., incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical laser and related products.

Basis of Presentation

The consolidated financial statements include the accounts of BioLase Technology, Inc. and its two wholly-owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, and BIOLASE Europe GmbH (“BIOLASE Europe”), a foreign subsidiary incorporated in Germany in December of 2001. We have eliminated all material intercompany transactions and balances in the accompanying financial statements. As of December 31, 2003 and 2002, $1.5 million and ($581,000) of net assets and net liabilities, respectively, were located outside of the United States, in BIOLASE Europe.

Use of Estimates

In order to prepare financial statements in accordance with generally accepted accounting principles in the United States of America, we use estimates and assumptions that may affect reported amounts and disclosures. Significant estimates in these financial statements include valuation allowances on accounts receivable and inventories, accrued warranty expenses, pro-forma effects of stock-based compensation and the provision for deferred taxes and related valuation allowances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

Inventory

We value inventories at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of sales.

Property, Plant and Equipment

We state property, plant and equipment at acquisition cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations.

The cost of property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets, except for leasehold improvements, which are amortized over the lesser of the estimated useful lives of the respective assets or the related lease terms.

Building	30 years
Leasehold improvements	3 to 5 years
Equipment and computers	5 years
Furniture and fixtures	5 years

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included as a component of stockholders’ equity but is excluded from net income (loss). Accumulated other comprehensive loss consists of the effect of foreign currency translation adjustments.

Foreign Currency Translation

For operations outside the United States (“U.S.”) that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations.

Derivative Financial Instruments

Our derivative financial instruments, consisting of forward contracts in European Euros, are recorded at their fair value on the balance sheet, included in other assets. Our foreign exchange forward contracts are not designated as hedges pursuant to Statement of Financial Accounting Standards (“SFAS”) 133. Changes in the fair value of derivatives that do not qualify for hedge treatment must be recognized currently in earnings.

At December 31, 2002, we had outstanding derivative financial instruments comprised of foreign exchange forward contracts with notional amounts of $697,000 and a fair value of $849,000 with the fair value gain of $152,000 recognized into net income for the year ended December 31, 2002. On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000. At December 31, 2003, there were no outstanding foreign exchange forward contracts.

Revenue Recognition

We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. Through August 2003 we recognized revenue for products sold domestically when we received a purchase order, the price was fixed or determinable, and payment was received due to a clause in our purchase order that states title transfers upon payment in full. We recognized revenue for products sold internationally through our direct sales force when we received a purchase order, the price was fixed or determinable, collectibility of the resulting receivable was probable and installation was completed, which was when the customer became obligated to pay. We recognize revenue for products sold through our distributors internationally when we have received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is probable and the product has been delivered. Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in accrued liabilities as of December 31, 2003 and 2002 is $342,000 and $145,000 of deferred revenue for our extended warranty contracts, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

Deferred charges on product shipped represent the cost of inventory shipped to customers for which revenue and the related cost of sales have not been recognized since payment has not been received or the installation has not been completed. Deferred revenue on product shipped represents products shipped to customers for which revenue has not yet been recognized.

In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for domestic sales and international direct sales upon shipment, and we have continued to record revenue for sales to distributors upon delivery. As a result, during 2003 we recorded $19.9 million in revenue under the revenue recognition policy in effect before the modification to our sales arrangements and $22.1 million in revenue under our revenue recognition policy in effect after the modification to our sales arrangements. Net revenues unaffected by the changes in our revenue recognition policy were $7.2 million for the year ended December 31, 2003.

We adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales or our Waterlase includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. We apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. Included in accrued liabilities as of December 31, 2003 is $110,000 of deferred revenue attributable to the undelivered elements.

We accept returns of products in certain circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and costs of goods sold. As of December 31, 2003, $327,000 was recorded as a reduction of accounts receivable.

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

Changes in the product warranty accrual for the year ended December 31, 2003 was as follows:

Warranty accrual, December 31, 2001	$561,000
Provision for estimated warranty cost during the period	(1,149,000)
Warranty expenditures	1,213,000

Warranty accrual, December 31, 2002	625,000
Provision for estimated warranty cost during the period	(1,078,000)
Warranty expenditures	1,180,000

Warranty accrual, December 31, 2003	$727,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales. Charges for shipping and handling are included as a component of revenue.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2003, 2002 and 2001, were approximately $1,082,000, $939,000 and $609,000, respectively.

Engineering and Development

Engineering and development costs related to both present and future products are expensed as incurred.

Income Taxes

Differences between accounting for financial statement purposes and accounting for tax return purposes are stated as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. We establish a valuation allowances when it is more likely than not that the deferred tax assets are not realizable.

Stock-Based Compensation

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and more frequent disclosures about the effects of stock-based compensation by presenting pro forma net income (loss), pro forma net income (loss) per share and other disclosures concerning our stock-based compensation plan. We will continue to account for our stock based compensation according to the provisions of APB Opinion No. 25.

If we had recognized the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, our pro-forma net income (loss) and pro-forma income (loss) per share would have been as follows:

	Years Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$19,058,000	$1,498,000	$(1,281,000)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,638,000)	(1,258,000)	(935,000)

Pro forma net income (loss)	$17,420,000	$240,000	$(2,216,000)

Net income (loss) per share:
Basic—as reported	$0.91	$0.08	$(0.07)
Basic—pro forma	$0.83	$0.01	$(0.11)
Diluted—as reported	$0.83	$0.07	$(0.07)
Diluted—pro forma	$0.76	$0.01	$(0.11)

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected term (years)	3.50	3.50	3.50
Volatility	80%	84%	64%
Annual dividend per share	$0.00	$0.00	$0.00
Risk free interest rate	2.25%	3.05%	4.68%
Weighted-average fair value of options granted	$11.57	$2.97	$2.19

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

Income (Loss) Per Share—Basic and Diluted

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded form the calculation of diluted EPS. No adjustments were made to reported net income in the computation of EPS.

	2003	2002
Weighted average shares outstanding—basic	20,993,000	19,929,000
Dilutive effect of stock options and warrants	1,985,000	1,374,000

Weighted average shares outstanding—diluted	22,978,000	21,303,000

Outstanding options excluded as impact would be anti-dilutive	545,000	365,000

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to our consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

NOTE 3—SUPPLEMENTARY BALANCE SHEET INFORMATION

	2003	2002
INVENTORIES:
Materials	$1,669,000	$1,124,000
Work-in-process	894,000	695,000
Finished goods	1,189,000	973,000

Inventories	$3,752,000	$2,792,000

PROPERTY, PLANT AND EQUIPMENT, NET:
Land	$296,000	$288,000
Building	812,000	792,000
Leasehold improvements	137,000	89,000
Equipment and computers	1,050,000	763,000
Furniture and fixtures	281,000	184,000

Subtotal	2,576,000	2,116,000
Accumulated depreciation	(603,000)	(383,000)

Property, plant and equipment, net	$1,973,000	$1,733,000

ACCRUED LIABILITIES:
Payroll and benefits	$1,894,000	$1,320,000
Warranty expense	727,000	625,000
Sales taxes	897,000	853,000
Other deferred revenue	537,000	180,000
Other	1,885,000	284,000

Accrued liabilities	$5,940,000	$3,262,000

INTANGIBLE ASSETS AND GOODWILL

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded amortization expense for the years ended December 31, 2003, 2002 and 2001 of $154,000, $24,000 and $23,000. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $234,000, $225,000, $219,000, $198,000 and $189,000, respectively. Other intangible assets consist of an acquired customer list and non-compete agreement.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

The following table presents details of our intangible assets, related accumulated amortization and goodwill:

	As of December 2002			As of December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents (10 years)	$112,000	$(65,000)	$47,000	$1,284,000	$(150,000)	$1,134,000
Trademarks (6 years)	69,000	(49,000)	20,000	69,000	(60,000)	9,000
Trade names (Indefinite life)	—	—	—	979,000	—	979,000
Other (4 to 6 years)	—	—	—	523,000	(58,000)	465,000

Total	$181,000	$(114,000)	$67,000	$2,855,000	$(268,000)	$2,587,000

Goodwill (Indefinite life)	$2,926,000	—	$2,926,000	$2,926,000	—	$2,926,000

NOTE 4—ACQUISITION

On May 21, 2003 we acquired the American Dental Laser (“ADL”) product line from American Medical Technologies, Inc. (“AMT”) for approximately $5.8 million, in order to leverage our marketing, strengthen our portfolio of intellectual property and expand our product lines. The assets acquired included inventory, dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. The consideration paid by us consisted of approximately $1.8 million cash, $215,000 in transaction costs directly attributable to the acquisition and 308,000 shares of common stock with a fair value of approximately $3.8 million. For purposes of computing the purchase price, the value of the common stock of $12.38 per share was determined by taking the average closing price of our common stock as quoted on NASDAQ between May 19, 2003 and May 23, 2003. The total purchase price has been allocated to the acquired tangible and intangible assets of ADL based on the fair values with the balance allocated to goodwill. The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The amount allocated to the intangible assets was determined using estimates of discounted cash flow for the patents, trademarks, trade name and non-competition agreement; and the cost approach was used to estimate the value of the customer list. The total intangible assets acquired include approximately $2.9 million for goodwill (which is deductible for tax purposes), $979,000 for trade names and trademarks, $1.2 million for patents, $432,000 for a customer list and $91,000 for a non-compete agreement. The patents are being amortized over ten years, the customer list over six years, and the non-compete agreement over four years. The trademarks and trade names were determined to have indefinite lives.

The total consideration consisted of the following:

Cash	$1,825,000
Stock consideration (308,000 shares at $12.38 per share)	3,806,000
Acquisition costs	215,000

Total	$5,846,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

The components of the purchase price and allocation are as follows:

Tangible assets acquired	$246,000
Identifiable intangible assets acquired	2,674,000
Goodwill	2,926,000

Total	$5,846,000

The following unaudited data summarizes the results of operations for the periods indicated as if the ADL acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets:

	Years ended December 31,
	2003	2002
	(Unaudited)
Pro forma:
Net sales	$49,682,000	$31,762,000
Net income (loss)	18,787,000	(2,465,000)
Net income (loss) per share:
Basic	$0.89	$(0.12)
Diluted	$0.82	$(0.12)

NOTE 5—BANK LINE OF CREDIT

At December 31, 2002, we had $1,792,000 outstanding under a revolving credit agreement with a bank. The revolving credit agreement provided for borrowings of up to $1.8 million for financing inventories and was collateralized by substantially all accounts receivable and inventories. The interest rate was based upon LIBOR plus 0.5%. At December 31, 2002, the interest rate on the outstanding balance was 1.92%. The effective interest rate for the year ended December 31, 2002, including the amortization of the fair value of common stock and warrants in connection with issuing our line of credit was 7.5%. This revolving credit agreement expired in July 2003.

In May 2003 we entered into a $5.0 million credit facility with another bank. The new facility is for a term of one year, bears interest at LIBOR plus 2.25% and is secured by all of our assets. Approximately $1.8 million was drawn immediately to pay off our previous bank line of credit. Under the terms of our credit line, we are subject to certain covenants, which include, among other things, covenants to maintain a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, the bank could accelerate the entire amount borrowed by us and cancel the line of credit. Our credit line currently has an outstanding balance of approximately $1.8 million as of December 31, 2003. We are in compliance with all covenants as of December 31, 2003.

NOTE 6—DEBT

In February 2002, our wholly-owned subsidiary, BIOLASE Europe, purchased a production facility in Germany for cash consideration of approximately Euros 1.2 million ($1.0 million), which we agreed to pay in

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

installments through 2003, subject to reduction if we were unable to conclude a patent license arrangement with the seller and another company. In September 2003, the consideration payable for the German facility was reduced to Euros 989,000 ($848,000) per the purchase agreement as we were unable to conclude a patent license arrangement with the seller. Based on further discussions with the seller, in September 2003, the maximum consideration due under the agreement was further reduced to Euros 986,000 ($845,000). In October 2003, we paid the seller Euros 986,000 plus applicable taxes, as full and final payment to the seller under the purchase agreement.

We typically finance some or all of our annual insurance premiums through unsecured notes with a third party when the insurance carrier does not provide for monthly installment payments of our premiums. In November 2003 we financed $489,000 of insurance premiums payable in ten equal monthly installments of approximately $45,000 each, including a finance charge of 3.3%. In December 2003 we financed an additional $598,000 of insurance premiums payable in ten equal monthly installments of approximately $54,000 each, including a finance charge of 2.9%. At December 31, 2003 the balance of unpaid premiums that were financed was $888,000.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

We also lease certain office equipment under operating lease arrangements. Future minimum rental commitments under operating leases for each of the years ending December 31 are as follows:

2004	$264,000
2005	251,000
2006	63,000
2007	1,000

Total future minimum lease obligations	$579,000

Rent expense was $317,000, $250,000 and $198,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

We are currently involved in a patent lawsuit with Diodem, LLC, a California limited liability company. The claims in this lawsuit were originally part of two separate lawsuits in U.S. District Court. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem. In this lawsuit we are seeking a judicial declaration against Diodem that technology we use in laser systems does not infringe four patents owned by Diodem. Diodem claims to have acquired the four patents at issue in the case from Premier Laser. In 2000, we initiated patent infringement lawsuit against Premier Laser seeking damages and to prevent Premier from selling competing dental lasers on the grounds that they infringed on certain of our patents. The lawsuit was stayed by the bankruptcy court after Premier filed for bankruptcy.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumemis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. In July 2003, American Medical Technologies was dismissed from the lawsuit without prejudice; however, we and other defendants remain in the suit.

Diodem’s lawsuit relates both to our Waterlase and to the patents and licenses we acquired from AMT. Diodem alleges that technology used in our Waterlase infringes the four patents it acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio pursuant to the licenses we acquired from AMT infringe on the patents Diodem acquired from Premier Laser. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 78% of our revenue in 2003 and approximately 77% of our revenue in 2002. Diodem’s claims related to the licenses to Hoya ConBio and OpusDent, which we acquired from American Medical Technologies, could reduce or eliminate royalties we might receive under those licenses, which totaled approximately $221,000 since the acquisition of the American Dental Laser product line in May 2003. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

From time to time, we are involved in other legal proceedings incidental to our business. We believe that our pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

401(k) Plan

We have a Section 401(k) defined contribution retirement plan covering substantially all of our full-time employees. We are not obligated to match employee contributions or make other annual contributions to this plan. We made no contributions to the 401(k) plan other than administrative expenses paid on behalf of this plan, which were nominal for the years ended December 31, 2003, 2002 and 2001.

Securities and Exchange Commission Inquiry

Following the restatement of our financial statements in September 2003, we received, in late October 2003 and subsequently informal requests from the Securities and Exchange Commission to voluntarily provide information relating to the restatement. We have provided information to the Securities and Exchange Commission and intend to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

NOTE 8—STOCKHOLDERS’ EQUITY

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

Common Stock Options

We have stock option plans that enable us to offer equity participation to employees, officers and directors as well as certain non-employees. At December 31, 2003, a total of 5,025,000 shares have been authorized for issuance, of which 1,304,912 shares have been issued for options which have been exercised, 3,316,631 shares have been reserved for options that are outstanding and 403,457 shares are available for the granting of additional options.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

The following table summarizes option activity:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding, December 31, 2000	2,135,000	$2.19
Granted at fair market value	971,000	$4.37
Granted above fair market value	25,000	$2.50
Exercised	(172,000)	$2.13
Forfeited	(206,000)	$2.59

Options outstanding, December 31, 2001	2,753,000	$3.08
Granted at fair market value	338,000	$5.05
Exercised	(182,000)	$2.59
Forfeited	(22,000)	$4.15

Options outstanding, December 31, 2002	2,887,000	$3.34
Granted at fair market value	852,000	$5.86
Exercised	(373,000)	$2.41
Forfeited	(50,000)	$4.46

Options outstanding, December 31, 2003	3,316,000	$5.45

Options exercisable, December 31, 2001	1,885,000	$2.44
Options exercisable, December 31, 2002	2,185,000	$2.87
Options exercisable, December 31, 2003	2,466,000	$3.64

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2003:

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.75 - $4.75	1,847,000	$2.73	5.43	1,761,000	$2.62
$4.76 - $8.75	674,000	$5.34	7.07	599,000	$5.26
$8.76 - $12.75	429,000	$11.39	8.91	106,000	$11.30
$12.76 - $15.72	316,000	$13.96	9.92	—	$—

	3,316,000	$5.45	6.95	2,466,000	$3.64

In addition to the options granted under our stock option plans, we have issued options to certain other individuals through various agreements. Options with a weighted average exercise price of $12.00 expired in 2002, leaving 87,500 options with a weighted average exercise price of $9.71 outstanding and exercisable at December 31, 2002. During 2003, 75,000 of those options were exercised at an exercise price of $10.50 per share and 12,500 options with an exercise price of $5.00 expired.

During 2001, options to purchase 35,000 shares of common stock were granted to non-employees for services valued at $17,000. The fair value of these options based on the Black-Scholes model was charged to operating expense in 2001.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

Stock Purchase Warrants

In March 2000 we issued 1,250,000 shares of common stock and 625,000 stock purchase warrants in a private placement. An additional 63,000 warrants were issued in connection with the placement. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $2.50 per share and was originally scheduled to expire on March 31, 2002 but was subsequently extended to June 30, 2003.

We also issued 20,000 shares of common stock in 2001, valued at $95,000 and 37,000 shares of common stock together with 100,000 warrants in 2000, valued at $115,000 in connection with the extension of our previous bank line of credit. The value of the stock and warrants issued for services was charged to expense as compensation for services. The value of the shares issued in December 2001 was charged to interest expense during 2002.

In 2002 we extended the expiration date for 522,000 of the warrants issued in connection with the March 2000 private placement from March 2002 to June of 2003. In 2002 we also extended the expiration date of 50,000 warrants previously issued in connection with our bank line of credit from December 2002 to June 2003.

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price Per Share
Warrants outstanding, December 31, 2000	1,441,350	$3.32
Issuance of warrants	50,000	$3.00
Exercise of warrants	(175,000)	$2.50
Expired warrants	(428,850)	$3.00
Warrants outstanding, December 31, 2001	887,500	$2.50
Exercise of warrants	(215,000)	$2.62

Warrants outstanding, December 31, 2002	672,500	$2.46
Exercise of warrants	(672,500)	$2.46

Warrants outstanding, December 31, 2003	—	$—

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

NOTE 9—INCOME TAXES

The following table presents the current and deferred provision for income taxes for the years ended December 31:

	2003	2002	2001
Current:
Federal	$39,000	$—	$—
State	2,000	2,000	2,000
Foreign	16,000	—	—

	57,000	2,000	2,000
Deferred:
Federal	(10,979,000)	—	—
State	(469,000)	—	—
Foreign	—	—	—

	(11,448,000)	—	—

	$(11,391,000)	$2,000	$2,000

The deferred tax provision is lower than the change in deferreds for the year ended December 31, 2003 by $2,309,000 for the stock option deduction benefits recorded as a credit to additional paid in capital. The tax provision for 2002 and 2001 are included in general and administrative expense in the accompanying consolidated statements of operations.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2003	2002	2001
Statutory regular federal income tax rate	34.0%	34.0%	(34.0)%
Stock options	0.0%	(24.7)%	(13.1)%
Change in valuation allowance	(176.8)%	(21.5)%	51.1%
State tax provision	(4.0)%	0.1%	0.0%
Foreign losses with no tax benefit	0.0%	11.7%	0.0%
Other	(1.8)%	0.4%	(4.0)%

Total	(148.6)%	0.0%	0.0%

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

The components of the deferred income tax assets and liabilities are as follows at December 31:

	2003	2002
Property and equipment	$—	$208,000
Capitalized intangible assets	802,000	1,247,000
Reserves not currently deductible	787,000	637,000
Inventories	283,000	203,000
Deferred revenue	280,000	873,000
State taxes	—	1,000
Income tax credits	551,000	502,000
Net operating losses	11,492,000	12,529,000

Total deferred tax assets	$14,195,000	$16,200,000

Property and equipment	(44,000)	—
State taxes	(319,000)	—
Other	(75,000)	—

Total deferred tax liabilities	(438,000)	—

	13,757,000	16,200,000
Less valuation allowance	—	(16,200,000)

Net deferred tax assets	$13,757,000	$—

The valuation allowance decreased $115,000 from December 31, 2001 to 2002.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carryback years and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, if carryback is permitted in the tax law, the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projections for future taxable income over the periods when the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of December 31, 2003, we had net operating loss carryforwards for federal and state purposes of approximately $32.5 million and $5.1 million, respectively, which will begin to expire in 2007. As of December 31, 2003, we had research and development credit carryforwards for federal and state purposes of approximately $478,000 and $74,000, respectively which will begin expiring in 2011 for federal purposes and carry forward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 10—CONCENTRATIONS

For the years ended December 31, 2003, 2002 and 2001, export sales were $9.9 million, $6.8 million and $3.3 million, respectively. Sales in Asia, Pacific Rim countries and Australia accounted for approximately 9% of our revenue in 2003, while sales in Europe also accounted for 9% of our 2003 revenue, respectively. In 2002,

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002, and 2001

sales in Europe accounted for approximately 11% of revenue for the year, whereas sales in Asia and Pacific Rim countries accounted for approximately 12% of the revenue. In 2001, sales in Europe accounted for approximately 9% of our revenue for the year, and sales in Asia and Pacific Rim countries accounted for approximately 8% of the revenue for the year.

Many of the dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Approximately 34%, 36% and 43% of our revenue in 2003, 2002 and 2001 were generated from dentists who financed their purchase through one leasing company. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated sales in 2003 and 2002. Sales to one distributor accounted for 11% of consolidated sales in 2001.

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales activity to the one leasing company mentioned above. Accounts receivable for the one leasing company totaled $742,000 and $936,000 respectively at December 31, 2003 and 2002. No other single customer accounted for more than 10% of our accounts receivable at December 31, 2003 or 2002. At December 31, 2002, accounts receivable for three distributors totaled approximately $838,000 or 17% of total accounts receivable. At December 31, 2003 the three largest distributor accounts receivables totaled approximately $556,000 or 10% of total accounts receivable.

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

The Waterlase system comprised 78%, 77% and 82% of our total revenue for the years ended December 2003, 2002 and 2001, respectively. The LaserSmile system comprised 11%, 18% and 16% of our total revenue for the same periods.

NOTE 11—SUBSEQUENT EVENT

On February 26, 2004, our registration statement on Form S-3 relating to 2,808,000 shares of common stock was declared effective.

BIOLASE TECHNOLOGY, INC.

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2003, 2002 and 2001

	Allowance For Doubtful Accounts	Reserve for Excess and Obsolete Inventory	Valuation Allowance For Deferred Tax Asset
Balances at December 31, 2000	$5,000	$450,000	$15,871,000
Charged to operations	133,000	108,000	444,000
Write-offs	(30,000)	(326,000)	—

Balances at December 31, 2001	108,000	232,000	16,315,000
Charged to operations	283,000	7,000	(115,000)
Write-offs	(189,000)	—	—

Balances at December 31, 2002	202,000	239,000	16,200,000
Charged to operations	248,000	140,000	(16,200,000)
Write-offs	(386,000)	(133,000)	—

Balances at December 31, 2003	$64,000	$246,000	$—

S-1