Form 10-Q
period 2004-03-31
BIOLASE TECHNOLOGY INC
filed 2004-05-10
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-19627

BIOLASE TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0442441 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2004: 24,263,567.

BIOLASE TECHNOLOGY, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$50,095,000	$11,111,000
Accounts receivable, less allowance of $57,000 and $64,000 in 2004 and 2003, respectively	6,205,000	5,771,000
Inventories	4,022,000	3,752,000
Deferred tax asset	1,079,000	1,079,000
Prepaid expenses and other current assets	1,117,000	1,583,000

Total current assets	62,518,000	23,296,000
Property, plant and equipment, net	1,988,000	1,973,000
Intangible assets, net	2,594,000	2,587,000
Goodwill	2,926,000	2,926,000
Deferred tax asset, net of current portion	12,241,000	12,678,000
Other assets	107,000	1,041,000

Total assets	$82,374,000	$44,501,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,792,000
Accounts payable	2,024,000	3,813,000
Accrued liabilities	4,967,000	5,512,000
Deferred revenue	490,000	572,000
Deferred gain on sale of building – current portion	63,000	63,000
Debt	—	888,000

Total current liabilities	7,544,000	12,640,000
Deferred gain on sale of building	63,000	79,000

Total liabilities	7,607,000	12,719,000
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—24,254,000 shares in 2004 and 21,559,000 shares in 2003	24,000	22,000
Additional paid-in capital	101,511,000	59,188,000
Accumulated other comprehensive loss	(159,000)	(147,000)
Accumulated deficit	(26,609,000)	(27,281,000)

Total stockholders’ equity	74,767,000	31,782,000

Total liabilities and stockholders’ equity	$82,374,000	$44,501,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net sales	$14,425,000	$9,214,000
Cost of sales	5,138,000	3,347,000

Gross profit	9,287,000	5,867,000
Operating expenses:
Sales and marketing	5,742,000	3,625,000
General and administrative	1,603,000	844,000
Engineering and development	772,000	512,000

Total operating expenses	8,117,000	4,981,000

Income from operations	1,170,000	886,000
Non operating (loss) gain, net	(61,000)	54,000

Income before income taxes	1,109,000	940,000
Provision for income taxes	(437,000)	—

Net income	$672,000	$940,000

Net income per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.04
Weighted average shares used in the calculation of net income per share:
Basic	22,443,000	20,383,000
Diluted	24,678,000	21,898,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$672,000	$940,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	146,000	65,000
Gain on disposal of assets	(16,000)	(16,000)
Gain on foreign exchange contract	—	(22,000)
Provision for uncollectible accounts	17,000	148,000
Provision for inventory obsolescence	29,000	107,000
Deferred tax asset	437,000	—
Changes in assets and liabilities:
Accounts receivable	(451,000)	1,001,000
Inventory	(299,000)	(1,005,000)
Prepaid expenses and other assets	1,400,000	458,000
Accounts payable and accrued liabilities	(2,334,000)	(829,000)
Deferred revenue	(82,000)	(551,000)

Net cash provided by (used in) operating activities	(481,000)	296,000
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(134,000)	(39,000)
Business acquisition	(70,000)	—

Net cash used in investing activities	(204,000)	(39,000)

Cash Flows From Financing Activities:
Payment on line of credit	(1,792,000)	—
Payments on insurance notes	(888,000)	—
Proceeds from issuance of common stock, net of expenses	41,877,000	—
Proceeds from exercise of stock options and warrants	448,000	1,640,000

Net cash provided by financing activities	39,645,000	1,640,000

Effect of exchange rate changes on cash	24,000	(26,000)

Net increase in cash and cash equivalents	38,984,000	1,871,000
Cash and cash equivalents at beginning of period	11,111,000	3,940,000

Cash and cash equivalents at end of period	$50,095,000	$5,811,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$20,000	$8,000

Cash paid during the period for taxes	$45,000	$2,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIALSTATEMENTS (Unaudited)

NOTE 1–BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of BioLase Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2003 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2004.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured.

Through August 2003, we recognized revenue for products sold domestically when we received a purchase order, the price was fixed or determinable, and payment was received due to a clause in our purchase order that states title transfers upon payment in full. We recognized revenue for products sold internationally through our direct sales force when we received a purchase order, the price was fixed or determinable, collectibility of the resulting receivable was probable and installation was completed, which was when the customer became obligated to pay. We recognized revenue for products sold through our distributors internationally when we received a purchase order, the price was fixed or determinable, collectibility of the resulting receivable was probable and the product was delivered. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for all sales upon shipment.

We adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales or our Waterlase includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. We apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. Included in accrued liabilities as of March 31, 2004 and December 31, 2003 is $33,000 and $110,000 respectively of deferred revenue attributable to the undelivered elements.

We accept returns of products in certain circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and costs of goods sold. As of March 31, 2004 and December 31, 2003, respectively, $247,000 and $327,000 was recorded as a reduction of accounts receivable.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of March 31, 2004 and December 31, 2003 is $356,000 and $342,000 of deferred revenue for our extended warranty contracts, respectively.

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

Changes in the product warranty accrual for the three months ended March 31, 2004 and 2003were as follows:

	Three Months Ended March 31
	2004	2003
Beginning balance	$727,000	$625,000
Provision for estimated warranty cost	253,000	290,000
Warranty expenditures	(167,000)	(290,000)

Ending balance	$813,000	$625,000

Stock based compensation

We measure compensation expense for stock-based employee compensation plans using the intrinsic value method in accordance with APB No. 25. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of income.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and more frequent disclosures about the effects of stock-based compensation by presenting pro forma net income (loss), pro forma net income (loss) per share and other disclosures concerning our stock-based compensation plan.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans.

	Three months Ended
	March 31
	2004	2003
Reported net income	$672,000	$940,000
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(451,000)	(309,000)

Pro-forma net income	$221,000	$631,000

Basic net income per share:
Reported	$0.03	$0.05
Pro-forma	$0.01	$0.03
Diluted net income per share:
Reported	$0.03	$0.04
Pro-forma	$0.01	$0.03

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months Ended
	March 31
	2004	2003
Expected term (years)	3.50	3.50
Volatility	65%	84%
Annual dividend per share	0%	0%
Risk free interest rate	2.33%	3.05%
Weighted average fair value	$8.76	$2.39

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

Net Income Per Share – Basic and Diluted

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Stock options totaling 24,000 and 78,000 were not included in the diluted earnings per share amounts for the three months ended March 31, 2004 and March 31, 2003, respectively, as their effect would have been anti-dilutive.

	Three Months Ended March 31
	2004	2003
Weighted average shares outstanding—basic	22,443,000	20,383,000
Dilutive effect of stock options and warrants	2,235,000	1,515,000

Weighted average shares outstanding—diluted	24,678,000	21,898,000

Inventories

We value inventories at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Components of inventories were as follows:

	March 31 2004	December 31 2003
Materials	$1,831,000	$1,669,000
Work-in-process	907,000	894,000
Finished goods	1,284,000	1,189,000

Inventories	$4,022,000	$3,752,000

Property, Plant and Equipment

We state property, plant and equipment at acquisition cost less accumulated depreciation and amortization. The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets, except for leasehold improvements, which are amortized over the lesser of the estimated useful lives of the respective assets or the related lease terms. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statement of income.

We continually monitor events and changes in circumstances, which could indicate that the carrying balances of property, plant and equipment may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Property, plant and equipment consisted of the following:

	March 31 2004	December 31 2003
Total cost	$2,670,000	$2,576,000
Accumulated depreciation	(682,000)	(603,000)

Net property, plant and equipment	$1,988,000	$1,973,000

Intangible Assets and Goodwill

Costs incurred to establish and defend patents, trademarks and licenses and to acquire products and process technologies are capitalized and amortized over their estimated useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business.

Goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization and any impairment is determined in accordance with SFAS No. 144. In our estimate, no provision for impairment is currently required on any of our intangible assets or goodwill. We recorded amortization expense for the three months ended March 31, 2004 and March 31, 2003 of $63,000 and $6,000, respectively.

The following table presents details of our intangible assets, related accumulated amortization and goodwill. Other intangible assets consist of acquired customer lists and a non-compete agreement.

	As of December 31, 2003			As of March 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents (10 years)	$1,284,000	$(150,000)	$1,134,000	$1,284,000	$(183,000)	$1,101,000
Trademarks (6 years)	69,000	(60,000)	9,000	69,000	(63,000)	6,000
Trade names (Indefinite life)	979,000	—	979,000	979,000	—	979,000
Other (4 to 6 years)	523,000	(58,000)	465,000	593,000	(85,000)	508,000

Total	$2,855,000	$(268,000)	$2,587,000	$2,925,000	$(331,000)	$2,594,000

Goodwill (Indefinite life)	$2,926,000	—	$2,926,000	$2,926,000	—	$2,926,000

Non-operating income (loss)

Non-operating income (loss) consists of interest income and expense and foreign currency gains and losses. The operations and cash flows of our German subsidiary, are translated to U.S. dollars at average exchange rates during the period and its assets and liabilities are translated the end-of-period exchange rates. Translation gains or losses related to the net assets located in Germany are shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency gains or losses relating to sales and purchase transactions which are denominated in other than U.S. dollars are shown as a net gain or loss in the consolidated statements of income.

The following table presents details of non-operating income (loss):

	Three Months Ended March 31
	2004	2003
(Loss) gain on foreign currency transactions	$(47,000)	$46,000
Gain on forward exchange contract	—	22,000
Interest income	7,000	5,000
Interest expense	(21,000)	(19,000)

	$(61,000)	$54,000

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46R. The adoption of FIN 46R did not have an impact to our consolidated financial position, results of operations or cash flows.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $51,000 and $223,000 of customer deposits at March 31, 2004 and December 31, 2003 respectively.

Components of accrued liabilities were as follows:

	MARCH 31 2004	DECEMBER 31 2003
Payroll and benefits	$1,674,000	$1,894,000
Warranty expense	813,000	727,000
Sales taxes	881,000	897,000
Other	1,599,000	1,994,000

Total accrued liabilities	$4,967,000	$5,512,000

NOTE 4 – ACQUISITION

On May 21, 2003, we acquired the American Dental Laser (“ADL”) assets from American Medical Technologies, Inc. (“AMT”) for approximately $5.8 million, in order to leverage our marketing, strengthen our portfolio of intellectual property and expand our product lines. The assets acquired included inventory, dental laser patents, customer lists, brand names and other intellectual property, as well as laser products. No liabilities of AMT were assumed in the transaction. The consideration paid by us consisted of approximately $1.8 million cash, $215,000 in transaction costs directly attributable to the acquisition and 308,000 shares of common stock with a fair value of approximately $3.8 million. For purposes of computing the purchase price, the value of the common stock of $12.38 per share was determined by taking the average closing price of our common stock as quoted on NASDAQ between May 19, 2003 and May 23, 2003. The total purchase price has been allocated to the acquired tangible and intangible assets of ADL based on the fair values with the balance allocated to goodwill. The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The amount allocated to the intangible assets was determined using estimates of discounted cash flow for the patents, trademarks, trade name and non-competition agreement; and the cost approach was used to estimate the value of the customer list. The total intangible assets acquired include approximately $2.9 million for goodwill (which is deductible for tax purposes), $979,000 for trade names and trademarks, $1.2 million for patents, $432,000 for a customer list and $91,000 for a non-compete agreement. The patents are being amortized over ten years, the customer list over six years, and the non-compete agreement over four years. The trademarks and trade names were determined to have indefinite lives.

The total consideration consisted of the following:

Cash	$1,825,000
Stock consideration (308,000 shares at $12.38 per share)	3,806,000
Acquisition costs	215,000

Total	$5,846,000

The components of the purchase price and allocation are as follows:

Tangible assets acquired	$246,000
Identifiable intangible assets acquired	2,674,000
Goodwill	2,926,000

Total	$5,846,000

The following unaudited data summarizes the results of operations for the period indicated as if the ADL acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets:

Three Months Ended March 31, 2003
Pro forma:
Net sales	$9,626,000
Net income	777,000
Net income per share:
Basic	$0.04
Diluted	$0.04

In January 2004 we acquired PAClive, a continuing education program for dentists, from Discus Dental, Inc. for $70,000. The assets acquired were trademarks and a customer list along with minor equipment and supplies. We have recorded this acquisition as an increase in intangible assets with a useful life of five years.

NOTE 5 – STOCKHOLDERS’ EQUITY

In March 2004, as a result of the completion of a public underwritten offering, we issued 2,500,000 shares of common stock at an offering price of $18.50 per share. Gross proceeds from the offering were $46,250,000, before underwriting discount of $2,875,000. In connection with the offering, we incurred direct expenses of $1,498,000, which had been included in other assets and were reclassified as a reduction of additional paid-in capital when the common stock was issued.

Shares issued as a result of stock option exercises for the three months ended March 31, 2004 totaled 195,000 which resulted in proceeds of $448,000.

NOTE 6 – COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	Three Months Ended
	March 31 2004	March 31 2003
Net income	$672,000	$940,000
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(12,000)	(26,000)

Comprehensive income	$660,000	$914,000

NOTE 7 – INCOME TAXES

As of December 31, 2003, the valuation reserves on our deferred tax assets were reduced and we recognized an income tax benefit and established deferred tax assets of $13.8 million. For the three months ended March 31, 2004, we have recorded a provision for income tax expense of $437,000 with a corresponding reduction of deferred tax assets. Income taxes will not be payable, subject to any alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.5 million as of December 31, 2003. For the three months ended March 31, 2003, we did not record a provision for income tax expense since we had not determined at that time that the realization of our deferred tax assets was more likely than not.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our manufacturing facilities in San Clemente, California under operating lease arrangements. Future minimum rental commitments under operating leases as of March 31, 2004 for each of the years ending December 31 are as follows:

Remainder of 2004	$303,000
2005	404,000
2006	86,000

Total	$793,000

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumemis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser assets from AMT. In July 2003, AMT was dismissed from the lawsuit without prejudice; however, we and other defendants remain in the suit.

Diodem’s lawsuit against us alleges that our Waterlase product infringes upon the four patents that Diodem acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio also infringe upon the patents. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 78% of our revenue in the first quarter of 2004 and approximately 83% of our revenue for the year ended December 31, 2003. If Diodem successfully asserts an infringement claim against Hoya ConBio and OpusDent, it could reduce or eliminate royalties we might receive under licenses to those products, which have totaled approximately $372,000 since the acquisition of the American Dental Laser assets in May 2003. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with any certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

From time to time, we are involved in other legal proceedings incidental to our business. We believe that our pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Securities and Exchange Commission Inquiry

Following the restatement of our financial statements in September 2003, we received, in late October 2003, and subsequently in 2003, informal requests from the Securities and Exchange Commission to voluntarily provide information relating to the restatement. We have provided information to the Securities and Exchange Commission and, if we receive any additional requests, we would cooperate in responding. In accordance with its normal practice, the Securities and Exchange Commission has not advised us if its inquiry has been concluded.

NOTE 9 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser, although it is the dentist who is our customer and to whom we market and sell and from whom we receive the initial binding purchase commitment. Approximately 38% and 30% of our revenue for the three months ended March 31, 2004 and March 31, 2003, respectively, were generated from customers who financed their purchase through one leasing company. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated sales in for the three months ended March 31, 2004 and March 31, 2003.

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales activity to the one leasing company mentioned above. Accounts receivable for the one leasing company totaled $815,000 and $428,000, respectively, at March 31, 2004 and March 31, 2003. No other single customer accounted for more than 10% of our accounts receivable at March 31, 2004 or March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement With Respect To Forward-looking Information

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this quarterly report on Form 10-Q (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003 as well as the Summary of Significant Accounting Policies in Note 2 to the Consolidated Financial Statements included in this report. For the quarter ended March 31, 2004 there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

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

We have the following product lines: (i) Waterlase system; (ii) LaserSmile system; (iii) American Dental Laser products, including the Diolase, the new Diolase Plus and Pulsemaster systems, and (iv) related accessories and disposables for use with our laser systems. Our principal product, the Waterlase system, is used for hard and soft tissue dental procedures, and can be used to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments. The LaserSmile system is used for a range of soft tissue procedures and tooth whitening. The Diolase, Diolase Plus and Pulsemaster systems are primarily used for soft tissue procedures. We also manufacture and sell accessories and disposables, such as handpieces, laser tips and tooth whitening gel, for use with our dental laser systems.

In January 2004, we acquired PAClive from Discus Dental, Inc. for $70,000. Assets received include trademarks and a customer list, which were recorded as an increase to intangible assets. PAClive is one of the leading live-patient, hands-on continuing education programs in the United States and is well known in the industry for advancing dentistry to the benefit of both practitioners and patients. The addition of PAClive is part of our commitment to education as a means of demonstrating the benefits of lasers in dentistry.

In February 2004, we received clearance from the Food and Drug Administration for several new bone, periodontal and soft tissue procedures: osteoplasty and osseous recontouring (removal of bone to correct osseous defects and create physiologic osseous contours); ostectomy (resection of bone to restore bony architecture, resection of bone for grafting, etc); osseous crown lengthening; flap preparation — incision of soft tissue to prepare a flap and expose unerupted teeth (hard and soft tissue impactions); full thickness flap; partial thickness flap; split thickness flap; removal of granulation tissue from bony defects; and laser soft tissue curettage of the post-extraction tooth sockets and the periapical area during apical surgery. Additionally, we received clearance for our Waterlase system to perform soft tissue curettage. Our LaserSmile diode laser was previously cleared for laser soft tissue curettage in October 2003.

In March 2004, we leased additional office and manufacturing space next door to our headquarters in San Clemente, California. This facility gives us added capacity in manufacturing, customer support, and marketing to support our continued growth. This move brings our leased facilities in the U.S. to approximately 40,000 sq. ft. in addition to 20,000 sq. ft. of space we own in Germany.

The first quarter of 2004 saw a continuation of the strong increase in demand that we have been experiencing, with sales increasing 57% over the first quarter of 2003. Our priority continues to be on market penetration, which we believe is crucial given the large size of the potential market (over 500,000 practicing dentists in the developed countries of the world), the low penetration of laser technology, which we believe to be less than 2% and our current position as the market leader. As a result of the strong sales in the first quarter, we now expect sales for 2004 to be in the range of $69 million to $72 million, compared to $49 million in 2003.

The completion of our public offering of 2.5 million shares resulted in net proceeds of approximately $43.4 million and strengthened our financial position and liquidity. We intend to use this capital over the next several years to support the continued rapid growth of the Company.

Operating income improved by 32% to $1.2 million from $886,000 in the first quarter of 2003 despite greater general and administrative expenses which were due our overall growth and to higher legal and accounting fees as well as higher insurance costs. Legal fees include costs related to the Diodem patent litigation. While the legal costs of this litigation did affect our operating margin this quarter, we believe that our technology and products do not infringe any valid patent rights owned by Diodem and we intend to vigorously defend against Diodem’s infringement claims and pursue our claims against Diodem.

Net income of $672,000, or $0.03 per diluted share, included a provision for income tax expense of $437,000 as a result of reducing the valuation reserves on our deferred tax assets in the previous quarter. Income taxes will not be payable, subject to alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.5 million as of December 31, 2003. Net income for the first quarter of 2003 was $940,000, or $0.04 per diluted share, without a provision for income tax.

Results of Operations

The following table sets forth comparative statements of income data ($000):

					Percent of Sales
	Three Months Ended March 31 2004	Three Months Ended March 31 2003	Increase (Decrease)	Percent Increase (Decrease)	Three Months Ended March 31 2004	Three Months Ended March 31 2003
Net sales	$14,425	$9,214	$5,211	56.6%	100.0%	100.0%
Cost of sales	5,138	3,347	1,791	53.5	35.6	36.3
Gross profit	9,287	5,867	3,420	58.3	64.4	63.7
Operating expenses:
Sales and marketing	5,742	3,625	2,117	58.4	39.8	39.3
General and administrative	1,603	844	759	89.9	11.1	9.2
Engineering and development	772	512	260	50.8	5.4	5.6
Total operating expenses	8,117	4,981	3,136	63.0	56.3	54.1
Income from operations	1,170	886	284	32.1	8.1	9.6
Non-operating income (loss)	(61)	54	(115)	(213.0)	(0.4)	0.6
Income before tax	1,109	940	169	18.0	7.7	10.2
Provision for income tax	437	—	437	—	3.0	—
Net income	672	940	(268)	(28.5)	4.7	10.2

Sales of lasers were seasonally slower in the first quarter of 2004 than the preceding fourth quarter of 2003, in line with our historical pattern of seasonality. In 2003, first quarter sales accounted for only 19% of total sales. However, sales for the first quarter of 2004 increased 57% over the first quarter of 2003 continuing a trend of quarter over prior year same quarter increases in excess of 50% for twelve of the past fourteen quarters and average increases in excess of 50% quarter over prior year same quarter since 1999.

Both domestic and international sales grew at approximately the same rate with domestic sales comprising approximately 80% of total sales for both the first quarter of 2004 and the first quarter of 2003. For the year, however, we expect international sales to increase relative to domestic sales.

Product mix also stayed relatively constant. Sales of our Waterlase systems accounted for approximately 78% of sales for the first quarters of 2004 and 2003. For the year ended December 31, 2003 Waterlase system sales were 83%. We expect that our Waterlase system will continue to account for approximately 80% of total sales again for 2004.

Significant estimates affecting sales include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. Due to positive experience in the first quarter, the reserve decreased from $327,000 to $247,000.

Gross margin increased to 64.4% in the first quarter of 2004 aided by higher levels of sales but offset by increases in our cost structure from 2003. Our manufacturing cost structure, except for the cost of materials, is relatively fixed. We expect that as the rate of sales increases for the balance of 2004, gross margin should improve as result of operating leverage. However, if international sales increase relative to domestic sales, as we expect they will, this will work to offset increases in gross margin from operating leverage because we sell to international dealers at a discount to compensate for sales and marketing expenses which they must incur. Our expectation is that for 2004 gross margin will remain in a range of approximately 64% to 65%. Significant estimates affecting gross margin include the allowance for inventory obsolescence and accrued warranty expense. During the first quarter of 2004, the allowance for inventory obsolescence remained relatively unchanged. The provision for warranty expense was $253,000 in first quarter of 2004 compared to $290,000 for the first quarter of 2003. Gross margin is also affected by the reserve for sales returns which decreased from $327,000 at December 31, 2003 to $247,000 at March 31, 2004.

Sales and marketing expenses increased 58%, approximately equal to the increase in net sales. While some of our sales and marketing costs are fixed, most are discretionary expenditures aimed at furthering our market penetration and positioning the Company for sustained long-term growth. Therefore, we do not reduce our discretionary expenditure level to match the short-term, anticipated seasonal slowdown in sales associated with the first quarter. Approximately one-third of the increase in absolute dollars for the first quarter of 2004 compared to the first quarter of 2003 is directly related to higher commission expenses on higher sales. Another third of the increase is due to the increase in sales staff, both domestic and international. As of March 31, 2004, we had 32 direct sales staff in North America and eight direct sales staff covering Germany, Italy and Spain. Although not a direct driver of cost increase, the increase in our international distributorships to 34 represents a significant increase since March 31, 2003 and broadens the foundation for future sales growth. Additions to our marketing infrastructure and increases in our participation in domestic and international trade shows and other sales events account for the final third of the cost increase in sales and marketing expenses.

Although we believe we are the market leader in our industry we must invest not only in traditional marketing but also in education to accomplish the paradigm shift that we seek. This is the reason we formed the World Clinical Laser Institute (WCLI) and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. In the first quarter of 2004, the WCLI held its largest ever conference with over 650 participants and over the course of 2004, through an additional six conferences, expects to reach a participation level of 1500 of existing and potential customers as well as researchers and academicians. Although we charge a nominal tuition to offset the cost of these conferences, the increasing number and size of WCLI conferences represents a substantial share of our total sales and marketing expense.

In 2003, we began piloting consumer marketing campaigns in California and other selected markets in the U.S. These pilots often involve a sharing of cost on the part of participating customers. Based on the positive feedback we have received, we intend to continue these pilots and may increase these efforts depending on the results achieved.

Sales and marketing expense as a percentage of sales was 39.8% and 39.3% for the quarters ended March 31, 2004 and 2003 respectively. Sales and marketing expense as a percentage of sales for 2001, 2002 and 2003 were 44.2%, 39.4% and 34.2%. However, sales for the first quarter of 2003 and for the years ended December 31, 2001, 2002 and 2003 were primarily on a cash basis whereas sales for the first quarter of 2004 were on an accrual basis. In order to properly assess the trend in sales and marketing expense as a percent of sales, we believe that a comparison of sales and marketing expense as a percentage of gross sales value (defined as actual units shipped multiplied by actual unit sales price) would provide a clearer picture of the trend in sales and marketing expense. Using this non-GAAP metric, sales and marketing expense as a percentage of gross sales value was 41.8% for the first quarter of 2003 and was 40.9%, 36.7% and 36.5% for the years ended December 31, 2001, 2002 and 2003 respectively. We expect that for 2004, sales and marketing expense will average approximately 35% of sales.

The level of general and administrative expenses was similar to that incurred in the previous two quarters, but represented a $759,000 or 90% increase over the first quarter of 2003. Major cost increases for the first quarter of 2004 compared to the first quarter of 2003 were legal fees, including legal fees related to the Diodem patent litigation, audit fees and insurance costs and relate in many ways to our overall growth. Increases in these cost categories totaled approximately $750,000. We expect to continue to incur significant costs in these categories; and although the duration and amount of cost related to litigation is not predictable, we do not expect general and administrative expenses to vary appreciably for the remaining three quarters of 2004.

Engineering and development expenses include engineering personnel salaries, prototype supplies and contract services. Engineering and development expense for the three months ended March 31, 2004 increased 51% from the first quarter of 2003, consistent with the growth in net sales. Increases are due to increased levels of activity in product development. We expect to further increase our spending in product development during the remainder of 2004 and anticipate that total spending in this category will average between 5% and 6% of net sales for 2004.

We experienced a non-operating loss of $61,000 for the first quarter of 2004 compared to a non-operating gain of $54,000 for the first quarter of 2003. Interest income and interest expense did not change materially. However, in the first quarter of 2003, we recognized a gain of $22,000 on a forward contract that ended. Also, in the first quarter of 2003, we had a foreign currency transaction gain of $46,000 compared to a foreign currency transaction loss of $47,000 in the first quarter of 2004. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore we are at risk for changes in the value of the dollar relative to the value of the euro, which is the only non-U.S. dollar denominated currency in which we have transacted business.

With the completion of our public offering in March 2004 and the subsequent investment of proceeds in short-term investment grade securities, we anticipate that interest income will increase materially during the remainder of 2004.

For the year ended December 31, 2003, we recorded an income tax benefit of $11.4 million as a result of reducing the valuation allowance on deferred tax assets which was included in our consolidated statements of income and an income tax benefit for the exercise of stock options of $2.3 million which was recorded to additional paid-in capital. The deferred tax assets consist primarily of net operating loss carryforwards. They had been fully reserved in prior periods due to the uncertainty of whether we would generate sufficient taxable income to realize the benefits of the assets. Based upon the level of our historical taxable income and the projection for future taxable income, we concluded that it was more likely than not that we would realize the benefits of these assets. In the first quarter of 2004, we recorded a provision for income tax expense of $437,000 with a corresponding reduction of deferred tax assets. There was no provision for income tax expense in the first quarter of 2003 due to the uncertainty at that time of whether we would generate sufficient taxable income to realize the benefits of the deferred tax assets. Although we will now record an accounting charge to measure the tax expense on taxable income, income taxes will not be payable, subject to any alternative minimum tax until we have utilized our net operating loss carryforwards, which were approximately $32.5 million at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had $55.0 million in net working capital, an increase of $44.3 million from $10.7 million at December 31, 2003. Our principal source of liquidity at March 31, 2004 consisted of our cash balance of $50.1 million. For the three months ended March 31, 2004, our sources of cash were net proceeds of $43.4 million from our public offering and $448,000 from the exercise of stock options. During the quarter, we paid off our line of credit of $1.8 million and our insurance notes of $888,000. We also temporarily reduced our vendor payables by $1.8 million. Including the pay down in accounts payable, cash used in operations for the quarter was $481,000. For further details see the Unaudited Consolidated Statements of Cash Flows included in this Report.

Accounts receivable increased 8% or $434,000 in the first quarter and inventories increased 7% or $270,000. Days sales in receivables for the quarter averaged approximately 38 and inventory turnover averaged approximately 5.3.

On March 3, 2004, we completed a public offering of 2.5 million shares of common stock. Proceeds net of underwriting discount of $2.9 million were $43.4 million. We also incurred legal, accounting and related costs of approximately $1.5 million which we had capitalized in Other Assets. At the time of closing, we reclassified these capitalized costs from Other Assets to Additional Paid-in Capital. We expect to use the net proceeds of the offering for general corporate purposes, working capital, repayment of debt (which has been completed) and capital expenditures, including expenditures for expansion of our production capabilities, acquisition or investment in complementary businesses or products or the right to use complementary technologies. The proceeds have been invested, pending their use as described, in short-term, interest bearing securities and debt instruments in compliance with our investment policy.

We have available a $5 million revolving credit facility with a bank, which expires June 30, 2004. Borrowings under the facility bear interest at LIBOR plus 2.25% and are payable on demand upon expiration of the facility. Borrowings also subject us to certain covenants, including, among other things, maintaining a minimum tangible net worth, a specified ratio of current assets to current liabilities and a covenant to remain profitable.

We had no material commitments for capital expenditures as of March 31, 2004 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2004 for the years ending December 31:

	March 31,	Nine Months Ending December 31,	Years Ending December 31
	2004	2004	2005	2006
Operating leases	$793,000	$303,000	$404,000	$86,000

We believe that our current cash balances plus cash expected to be generated from our operations will be adequate to meet our capital requirements and sustain our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including the extent and timing of the deployment of the capital raised in our public offering and the rate at which our business continues to grow, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, additional funds may not be available on terms acceptable to us or at all.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46R. The adoption of FIN 46R did not have an impact to our consolidated financial position, results of operations or cash flows.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all the other information in this report, in addition to other information contained in our other filings with the Securities and Exchange Commission, before making an investment decision about our common stock. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occurs, our business, operating results or financial condition could suffer, the trading price of our common stock could decline and you could lose all or part of your investment.

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

We restated our previously issued financial statements in September 2003 to reflect a change in the timing of revenue recognition. In 2003, we received informal requests from the Securities and Exchange Commission to voluntarily provide information relating to the restatement of our consolidated financial statements. We have provided information to the Securities and Exchange Commission and, if we receive any additional requests for information, we would cooperate in responding. In accordance with its normal practice, the Securities and Exchange Commission has not advised us if its inquiry has been concluded. If the Securities and Exchange Commission elects to request additional information from the company or commence further proceedings, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

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

In addition, this lawsuit could result in significant expenses and diversion of management’s time and other resources. If Diodem successfully asserts an infringement claim against us in the lawsuit, our operations may be severely impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 83% of our revenue in 2003 and approximately 77% of our revenue in 2002. This proceeding could also result in significant limitations on our ability to manufacture market and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, the amount of sales in any period could be adversely affected.

We purchase certain materials and components included in our Waterlase system and other products from a limited group of suppliers using purchase orders, and we have no written supply contracts with our key suppliers. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. The introduction of our LaserSmile system in 2001 was delayed due to an interruption in the supply of components for the system; however, we have not otherwise experienced material delays in the supply of components. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and handpieces used in our Waterlase system are each supplied by a separate single supplier. We have not experienced material delays from these suppliers, and we have identified and tested alternative suppliers for each of these three components. However, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales and cash flow as we sought to replace the supplier, which we estimate could take up to three months. Such an interruption could cause our business, financial condition and results of operations to suffer.

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

We manufacture our products at our California and German production facilities. In order to achieve our business objectives, we will need to significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand. We intend to finance the cost of expansion through the use of existing cash balances, operating income or funds available under our bank credit line. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by the U.S. Food and Drug Administration, state agencies and foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with the U.S. Food and Drug Administration’s Quality System regulations and other regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and have determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2003, approximately $32.5 million of net operating loss carryforwards was available to us for federal income tax purposes. Of this amount, approximately $27.3 million is available to offset 2004 federal taxable income or the taxable income generated in future years. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any future ownership changes qualifying under Section 382 may similarly affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, our income will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

We expect to expend significant capital to further develop our products, increase awareness of our laser systems and our brand names and to expand our operating and management infrastructure as we increase sales in the United States and abroad. We may use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs, including the repayment of future debt obligations. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

We do not engage in transactions to offset currency fluctuations, and we are at risk for changes in the value of the dollar relative to the euro. Our sales in Europe are denominated principally in euros, and our sales in other international markets are denominated in dollars. As a result, an increase in the relative value of the dollar to the euro would lead to less income from sales denominated in euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. Additionally, since expenses relating to our manufacturing operations in Germany are paid in euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. Diodem’s lawsuit against us alleges that our Waterlase product infringes upon the four patents that Diodem acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio also infringe upon the patents. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 78% of our revenue in the first quarter of 2004 and approximately 83% of our revenue of the year ended December 31, 2003. If Diodem successfully asserts an infringement claim against Hoya ConBio and OpusDent, it could reduce or eliminate royalties we might receive under licenses to those products, which have totaled approximately $372,000 since the acquisition of the American Dental Laser assets in May 2003. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with any certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem.

We are not currently subject to any other material pending or threatened legal proceedings.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	31.1 Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Edson J. Rood Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Edson J. Rood Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	(1) On February 25, 2004, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on February 24, 2004.

(2) On April 30, 2004, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on April 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004	BIOLASE TECHNOLOGY, INC., a Delaware corporation

	By:	/s/ EDSON J. ROOD

Edson J. Rood Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)