Form 10-Q
period 2004-06-30
BIOLASE TECHNOLOGY INC
filed 2004-08-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 20, 2004: 24,324,000.

BIOLASE TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,374,000	$11,111,000
Short-term investments	9,942,000	—
Accounts receivable, less allowance of $57,000 and $64,000 in 2004 and 2003, respectively	8,794,000	5,771,000
Inventories	5,078,000	3,752,000
Deferred tax asset	1,079,000	1,079,000
Prepaid expenses and other current assets	1,089,000	1,583,000

Total current assets	31,356,000	23,296,000
Investments	34,751,000	—
Property, plant and equipment, net	2,046,000	1,973,000
Intangible assets, net	2,532,000	2,587,000
Goodwill	2,926,000	2,926,000
Deferred tax asset, net of current portion	11,784,000	12,678,000
Other assets	31,000	1,041,000

Total assets	$85,426,000	$44,501,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,637,000	$3,813,000
Accrued liabilities	5,356,000	5,512,000
Line of credit	—	1,792,000
Deferred revenue	721,000	572,000
Deferred gain on sale of building – current portion	63,000	63,000
Debt	—	888,000

Total current liabilities	9,777,000	12,640,000
Deferred gain on sale of building	47,000	79,000

Total liabilities	9,824,000	12,719,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—24,304,000 shares in 2004 and 21,559,000 shares in 2003	24,000	22,000
Additional paid-in capital	101,761,000	59,188,000
Accumulated other comprehensive loss	(290,000)	(147,000)
Accumulated deficit	(25,893,000)	(27,281,000)

Total stockholders’ equity	75,602,000	31,782,000

Total liabilities and stockholders’ equity	$85,426,000	$44,501,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net sales	$14,805,000	$10,375,000	$29,230,000	$19,589,000
Cost of sales	5,104,000	4,015,000	10,242,000	7,362,000

Gross profit	9,701,000	6,360,000	18,988,000	12,227,000

Operating expenses:
Sales and marketing	6,182,000	3,608,000	11,924,000	7,233,000
General and administrative	1,848,000	1,036,000	3,451,000	1,880,000
Engineering and development	706,000	521,000	1,478,000	1,033,000

Total operating expenses	8,736,000	5,165,000	16,853,000	10,146,000

Income from operations	965,000	1,195,000	2,135,000	2,081,000
Non-operating income, net	212,000	58,000	151,000	112,000

Income before income taxes	1,177,000	1,253,000	2,286,000	2,193,000
Provision for income taxes	(461,000)	—	(898,000)	—

Net income	$716,000	$1,253,000	$1,388,000	$2,193,000

Net income per share:
Basic	$0.03	$0.06	$0.06	$0.11

Diluted	$0.03	$0.05	$0.05	$0.10

Shares used in the calculation of net income per share:
Basic	24,274,000	21,175,000	23,365,000	20,781,000

Diluted	26,168,000	23,037,000	25,453,000	22,446,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$1,388,000	$2,193,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	299,000	138,000
Gain on disposal of assets	(32,000)	(31,000)
Gain on foreign exchange contract	—	(22,000)
Provision for uncollectible accounts	17,000	84,000
Provision for inventory obsolescence	87,000	171,000
Deferred income tax	894,000	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,040,000)	(468,000)
Inventory	(1,413,000)	(843,000)
Prepaid expenses and other assets	1,504,000	59,000
Accounts payable and accrued liabilities	(332,000)	40,000
Deferred revenue	149,000	—

Net cash (used in) provided by operating activities	(479,000)	1,321,000

Cash Flows From Investing Activities:
Purchase of investments	(44,751,000)	—
Additions to property, plant and equipment	(291,000)	(136,000)
Business acquisition	(70,000)	(1,825,000)

Net cash used in investing activities	(45,112,000)	(1,961,000)

Cash Flows From Financing Activities:
Borrowings on line of credit	—	1,792,000
Payment on line of credit	(1,792,000)	(1,792,000)
Payments on debt	(888,000)	—
Proceeds from issuance of common stock, net of expenses	41,868,000	—
Proceeds from exercise of stock options and warrants	707,000	3,401,000

Net cash provided by financing activities	39,895,000	3,401,000
Effect of exchange rate changes on cash	(41,000)	(55,000)

Net (decrease) increase in cash and cash equivalents	(5,737,000)	2,706,000
Cash and cash equivalents at beginning of period	11,111,000	3,940,000

Cash and cash equivalents at end of period	$5,374,000	$6,646,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$20,000	$24,000

Cash paid during the period for taxes	$59,000	$2,000

Noncash financing activities:
Business acquisition, net assets acquired	$—	$5,846,000

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

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Through August 2003, we recognized revenue for products sold domestically when we received a purchase order, the price was fixed or determinable, and payment was received due to a clause in our purchase order that stated title transferred upon payment in full. We recognized revenue for products sold internationally through our direct sales force when we received a purchase order, the price was fixed or determinable, collectibility of the resulting receivable was probable and installation was completed, which was when the customer became obligated to pay. We recognized revenue for products sold through our distributors internationally when we received a purchase order, the price was fixed or determinable, collectibility of the resulting receivable was probable and the product was delivered. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for all sales upon shipment.

We adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. We apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. Included in deferred revenue as of June 30, 2004 and December 31, 2003 was $302,000 and $230,000, respectively, of deferred revenue attributable to advanced training courses and undelivered elements.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of June 30, 2004 and December 31, 2003 is $419,000 and $342,000, respectively, of deferred revenue for our extended warranty contracts.

Although all sales are final, we accept returns of products in certain circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of goods sold. As of June 30, 2004 and December 31, 2003, respectively, $329,000 and $327,000 was recorded as a reduction of accounts receivable.

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

Changes in the product warranty accrual for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,
	2004	2003
Beginning balance	$727,000	$625,000
Provision for estimated warranty cost	488,000	739,000
Warranty expenditures	(329,000)	(645,000)

Ending balance	$886,000	$719,000

Stock-based compensation

We measure compensation expense for stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25). As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of income.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148, requires more prominent and more frequent disclosures about the effects of stock-based compensation by presenting pro forma net income (loss), pro forma net income (loss) per share and other disclosures concerning our stock-based compensation plan.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net income	$716,000	$1,253,000	$1,388,000	$2,193,000
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(481,000)	(224,000)	(932,000)	(356,000)

Pro-forma net income	$235,000	$1,029,000	$456,000	$1,837,000

Basic net income per share:
Reported	$0.03	$0.06	$0.06	$0.11
Pro-forma	$0.01	$0.05	$0.02	$0.09
Diluted net income per share:
Reported	$0.03	$0.05	$0.05	$0.10
Pro-forma	$0.01	$0.04	$0.02	$0.08

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected term (years)	3.50	3.50	3.50	3.50
Volatility	65%	80%	65%	80%
Annual dividend per share	0%	0%	0%	0%
Risk free interest rate	3.12%	2.07%	2.97%	2.51%
Weighted average fair value	$6.83	$6.40	$7.19	$7.75

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

Stock options totaling 66,000 and 62,000 were not included in the diluted earnings per share amounts for the three and six months ended June 30, 2004, respectively, as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding—basic	24,274,000	21,175,000	23,365,000	20,781,000
Dilutive effect of stock options and warrants	1,894,000	1,862,000	2,088,000	1,665,000

Weighted average shares outstanding—diluted	26,168,000	23,037,000	25,453,000	22,446,000

Inventories

We value inventories at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Components of inventories, net of an allowance for excess and obsolete items of $293,000 and $246,000 as of June 30, 2004 and December 31, 2003, respectively, were as follows:

	June 30, 2004	December 31 2003
Materials	$2,445,000	$1,669,000
Work-in-process	1,034,000	894,000
Finished goods	1,599,000	1,189,000

Inventories	$5,078,000	$3,752,000

Property, Plant and Equipment

We state property, plant and equipment at acquisition cost less accumulated depreciation and amortization. The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets, except for leasehold improvements, which are amortized over the lesser of the estimated useful lives of the respective assets or the related lease terms. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of income.

We continually monitor events and changes in circumstances, which could indicate that the carrying balances of property, plant and equipment may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Property, plant and equipment consisted of the following:

	June 30, 2004	December 31, 2003
Total cost	$2,817,000	$2,576,000
Accumulated depreciation	(771,000)	(603,000)

Net property, plant and equipment	$2,046,000	$1,973,000

Intangible Assets and Goodwill

Costs incurred to establish and defend patents, trademarks and licenses and to acquire products and process technologies are capitalized and amortized over their estimated useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business.

Goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the assets might be impaired. We conducted our annual impairment test on June 30, 2004, and no impairment was noted. We will continue to test for impairment annually as of June 30th or when events occur that may trigger an impairment. Intangible assets with finite lives continue to be subject to amortization and any impairment is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the three and six months ended June 30, 2004, of $62,000 and $125,000, respectively, and $31,000 and $37,000, respectively, for the same periods of 2003.

The following table presents details of our intangible assets, related accumulated amortization and goodwill. Other intangible assets consist of acquired customer lists and a non-compete agreement.

	As of June 30, 2004			As of December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents (10 years)	$1,284,000	$(216,000)	$1,068,000	$1,284,000	$(150,000)	$1,134,000
Trademarks (6 years)	69,000	(65,000)	4,000	69,000	(60,000)	9,000
Trade names (Indefinite life)	979,000	—	979,000	979,000	—	979,000
Other (4 to 6 years)	593,000	(112,000)	481,000	523,000	(58,000)	465,000

Total	$2,925,000	$(393,000)	$2,532,000	$2,855,000	$(268,000)	$2,587,000

Goodwill (Indefinite life)	$2,926,000	$—	$2,926,000	$2,926,000	$—	$2,926,000

Non-operating income (loss)

Non-operating income (loss) consists of interest income and expense and foreign currency gains and losses. The operations and cash flows of our German subsidiary, for which the euro is the functional currency, are translated to U.S. dollars at average exchange rates during the period and its assets and liabilities are translated the end-of-period exchange rates. Translation gains or losses related to our Germany subsidiary are shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency gains or losses relating to sales and purchase transactions which are denominated in other than U.S. dollars are shown as a net gain or loss in the consolidated statements of income.

The following table presents details of non-operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gain on foreign currency transactions	$81,000	$62,000	$34,000	$108,000
Gain on forward exchange contract	—	—	—	22,000
Interest income	131,000	8,000	138,000	13,000
Interest expense	—	(12,000)	(21,000)	(31,000)

	$212,000	$58,000	$151,000	$112,000

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

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

Our investments are comprised of U.S. government notes and bonds and have been categorized as available-for-sale. We have classified our available-for-sale securities as either short-term or long-term based on management’s expectations of when the funds will be used. Unrealized gains (losses) on the investments are included in the other comprehensive income in the stockholders’ equity. During the three months ended June 30, 2004, we recorded an unrealized loss of $58,000. The following summarizes our investments as of June 30, 2004:

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term
U.S. Government bond	$9,936,000	$6,000	$9,942,000
Long-term (18 months to 2 years)
U.S. Government notes	34,815,000	(64,000)	34,751,000

Total investments in marketable securities	$44,751,000	$(58,000)	$44,693,000

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $117,000 and $223,000 of customer deposits at June 30, 2004 and December 31, 2003, respectively.

Components of accrued liabilities were as follows:

	June 30, 2004	December 31, 2003
Payroll and benefits	$1,883,000	$1,894,000
Warranty expense	886,000	727,000
Sales taxes	577,000	897,000
Amounts due to customers	1,057,000	565,000
Other	953,000	1,429,000

Total accrued liabilities	$5,356,000	$5,512,000

We reimburse our customers for their costs related to certain marketing or third-party training programs. On our purchase orders we state the amount that we will reimburse the customers, which is recorded as a reduction of revenue when revenue of the purchase order is recognized. Amounts due to customers represent our obligation to reimburse our customers for these programs.

NOTE 5 – ACQUISITION

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

The following unaudited data summarizes the results of operations for the period indicated as if the ADL acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets:

Six Months Ended June 30, 2003
Pro forma:
Net sales	$20,203,000
Net income	$1,985,000
Net income per share:
Basic	$0.10
Diluted	$0.09

In January 2004, we acquired PAClive, a continuing education program for dentists, from Discus Dental, Inc. for $70,000. The assets acquired were trademarks and a customer list along with minor equipment and supplies. We have recorded this acquisition as an increase in intangible assets with a useful life of five years.

NOTE 6 – STOCKHOLDERS’ EQUITY

In March 2004, as a result of the completion of a public underwritten offering, we issued 2,500,000 shares of common stock at an offering price of $18.50 per share. Gross proceeds from the offering were $46,250,000, before deducting underwriting discount of $2,875,000. In connection with the offering, we incurred direct expenses of $1,507,000, which had been included in other assets and were reclassified as a reduction of additional paid-in capital after the closing of the offering.

Shares issued as a result of stock option exercises for the three and six months ended June 30, 2004 totaled 50,000 and 245,000, respectively, which resulted in proceeds of approximately $259,000 and $707,000, respectively.

NOTE 7 – COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$716,000	$1,253,000	$1,388,000	$2,193,000
Other comprehensive income (loss) items:
Unrealized gain (loss) on marketable securities	(58,000)	—	(58,000)	—
Foreign currency translation adjustments	(73,000)	(51,000)	(85,000)	(77,000)

Comprehensive income	$585,000	$1,202,000	$1,245,000	$2,116,000

NOTE 8 – INCOME TAXES

As of December 31, 2003, the valuation reserves on our deferred tax assets were reduced and we recognized an income tax benefit and established net deferred tax assets of $13.8 million. We have recorded a provision for income tax expense of $461,000 and $898,000, respectively, for the three and six months ended June 30, 2004 which reduced our deferred tax assets. Income taxes will not be payable, subject to any alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.5 million as of December 31, 2003. For the three and six months ended June 30, 2003, we realized our operating loss carryforwards to reduce our income tax expense to zero.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our manufacturing, administration and headquarter facilities in San Clemente, California under operating lease arrangements. Future minimum rental commitments under operating leases as of June 30, 2004 for each of the years ending December 31 are as follows:

Remainder of 2004	$211,000
2005	421,000
2006	90,000

Total	$722,000

Litigation

We are currently involved in a patent lawsuit with Diodem, LLC, a California limited liability company. The claims in this lawsuit were originally part of two separate lawsuits in U.S. District Court. On May 2, 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem. In this lawsuit we are seeking a judicial declaration against Diodem that technology we use in laser systems does not infringe four patents owned by Diodem. Diodem claims to have acquired the four patents at issue in the case from Premier Laser. In 2000, we initiated a patent infringement lawsuit against Premier Laser Systems, Inc. seeking damages and to prevent Premier from selling competing dental lasers on the grounds that they infringed on certain of our patents. The lawsuit was stayed by the bankruptcy court after Premier filed for bankruptcy.

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

Diodem’s lawsuit against us alleges that our Waterlase product infringes upon the four patents that Diodem acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio also infringe upon the patents. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 82% of our revenue for the first six months of 2004 and approximately 83% of our revenue for the year ended

December 31, 2003. If Diodem successfully asserts an infringement claim against Hoya ConBio and OpusDent, it could reduce or eliminate royalties we might receive under licenses to those products, which have totaled approximately $492,000 since the acquisition of the American Dental Laser assets in May 2003. This combined lawsuit may proceed for an extended period of time. Although the outcome of these actions cannot be determined with any certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

We and certain of our officers have been recently named as defendants in several putative shareholder class actions filed in the United States District Court for the Central District of California. The complaints purport to allege a class action on behalf of persons who purchased our common stock between October 29, 2003 and July 16, 2004, and allege violations of federal securities laws. The complaints allege that we and our officers failed to disclose material information about the demand for our products and the fact that the Company would not achieve the financial growth forecasted. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004.

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, we believe we have meritorious defenses to these actions and intend to vigorously defend them.

From time to time, we are involved in other legal proceedings incidental to our business. We believe that our pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Securities and Exchange Commission Inquiry

Following the restatement of our financial statements in September 2003, we received, in late October 2003, and subsequently, informal requests from the Securities and Exchange Commission to voluntarily provide information relating to the restatement. We have provided information to the Securities and Exchange Commission and, when we receive any additional requests, we would further cooperate in responding. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry might be concluded.

NOTE 10 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Revenues generated from dentists who financed their purchase through one leasing company were approximately 25% and 34%, respectively, for the three and six months ended June 30, 2004, and 28% and 29%, respectively, for the same periods of 2003. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated sales for the three months ended June 30, 2004 and June 30, 2003.

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales activity to the one leasing company mentioned above. Accounts receivable for the one leasing company totaled $1,133,000 and $742,000, respectively, at June 30, 2004 and December 31, 2003. No other single customer accounted for more than 10% of our accounts receivable at June 30, 2004 or December 31, 2003.

NOTE 11 – SEGMENT INFORMATION

We currently operate in a single business segment. Revenues from the sale of Waterlase®, our principal product, represented 86% and 82%, respectively, of total revenues for the three and six months ended June 30, 2004 and 89% and 81%, respectively, for the same periods of 2003. Revenues by geographic location based on the location of customers were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Domestic	$11,258,000	$7,700,000	$22,876,000	$15,237,000
International	3,547,000	2,675,000	6,354,000	4,352,000

	$14,805,000	$10,375,000	$29,230,000	$19,589,000

NOTE 12 – SUBSEQUENT EVENTS:

On July 19, 2004, we announced that our Board of Directors authorized a 1.25 million share repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions over the next 12 months. As of July 31, 2004, we repurchased approximately 861,000 shares at an average price of $9.08 per share.

On July 27, 2004, we announced the declaration of a dividend that will pay a regular cash dividend of $0.01 per share every other month payable to the stockholders of record at the time. The dividend policy will remain in place for an indefinite period of time. The first dividend will be payable August 30, 2004 to stockholders of record on August 16, 2004.

On July 27, 2004, we announced that our Vice President and Chief Financial Officer, Edson J. Rood, is retiring from this position effective immediately. Mr. Rood has agreed to remain as an employee of the Company until the transition of his responsibilities is completed and to assist with special assignments during this transition period. We named Robert E. Grant, the Company’s Chief Operating Officer, as our Interim Chief Financial Officer.

On August 9, 2004, we announced that our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. These additional shares may be purchased from time to time in the open market or through privately negotiated transactions over the next 12 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement With Respect To Forward-looking Information

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this quarterly report on Form 10-Q (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning our expected sales and operating results, market acceptance of our product, our ability to protect our intellectual property and succeed in our current patent litigation, our ability to attract and retain key personnel, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business. Our actual results could differ materially from those anticipated in the forward looking statements based on a variety of factors, including, among others: market acceptance of new products, continued acceptance of existing products, the timing of projects due to the variability in size, scope and duration of projects, clinical study results which lead to reductions or cancellations of projects, obtaining regulatory approvals for new products, regulatory delays, the availability of competitive products, risks associated with competition and competitive pricing pressures, economic conditions generally, any of which may cause revenues and income to fall short of anticipated levels, and other factors, including estimates made by management with respect to our critical accounting policies, adverse results in litigation, general economic conditions and regulatory developments not within our control and other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003 as well as the Summary of Significant Accounting Policies in Note 2 to the Consolidated Financial Statements included in this report. For the quarter ended June 30, 2004, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Overview

We are the world’s leading dental laser company. We design, manufacture and market proprietary dental laser systems that allow dentists, oral surgeons and other specialists to perform a broad range of common dental procedures, including cosmetic applications. We believe our systems provide superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills and other dental instruments. We have clearance from the U. S. Food and Drug Administration to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets. Since 1998, we have sold more than 2,800 Waterlase systems and approximately 3,800 laser systems in total in over 25 countries.

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

In January 2004, we acquired PAClive from Discus Dental, Inc. for $70,000. Assets acquired include trademarks and a customer list, which were recorded as an increase to intangible assets. PAClive is one of the leading live-patient, hands-on continuing dental education programs in the United States. The addition of PAClive is part of our commitment to education as a means of demonstrating the benefits of lasers in dentistry.

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

In the second quarter and first half of 2004 we saw a continuation of the strong increase in demand that we have been experiencing. Operating revenues increased for the second quarter and first half of 2004 by 42.7% and 49.2%, respectively, compared to the same periods of 2003. Our priority continues to be on market penetration, which we believe is crucial given the large size of the potential market (over 500,000 practicing dentists in the developed countries of the world), the low penetration of laser technology in dentistry, which we believe to be less than 2% of dentists in the United States and other developed countries, and our current position as the market leader. Based on the sales results for the first six months, we now expect sales for 2004 to be in the range of approximately $68.0 million to $69.0 million, compared to $49 million in 2003.

Operating income for the second quarter and first half of 2004 was $965,000 and $2.1 million, respectively, compared to $1.2 million and $2.1 million for the same periods of 2003. The decrease and relatively unchanged operating income for the second quarter and first half of 2004 is related to higher operating expenses in all functional areas of our business as a result of our overall growth during the past twelve months. Additionally, we have experienced higher operating expenses due to increases in marketing promotions and general and administrative expenses related to higher legal and professional fees, insurance costs and stockholder communication expenses associated with our proxy and annual report distribution. Legal fees include costs related to the Diodem patent litigation. While the legal costs of this litigation have affected and are expected to continue to affect our operating margin this year, we believe that our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to vigorously defend against Diodem’s infringement claims and pursue our claims against Diodem.

Net income for the second quarter and first half of 2004 was $716,000 and $1.4 million, respectively, with earnings per diluted share of $0.03 and $0.05, respectively. Net income included a provision for income tax expense of $461,000 and $898,000, respectively. Income taxes will not be payable, subject to alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.5 million as of December 31, 2003. Net income for the second quarter and first half of 2003 was $1.3 million and $2.2 million, respectively, or $0.5 and $0.10 per diluted share, respectively.

In May of 2004, we introduced the DIOLASE PLUSTM , our first dental laser product that results from the integration of the American Dental Laser value platform we acquired in May of 2003 with our own technology. The DIOLASE PLUS is being marketed as an entry level laser with applications in cosmetic, soft tissue and periodontal dentistry.

The completion of our public offering of 2.5 million shares of common stock in March of 2004 resulted in net proceeds of approximately $41.9 million and strengthened our financial position and liquidity. We intend to use the majority of this capital over the next several years to support the continued rapid growth of the Company. In addition, our Board of Directors recently approved a stock repurchase program which we believe is a use of capital that can enhance stockholder value. Therefore, in July of 2004, we announced a stock repurchase program to acquire up to 1.25 million shares from time to time in the open market or through privately negotiated transactions over the next 12 months. As of July 30, 2004 we have repurchased approximately 861,000 shares at an average price of $9.08 per share. Also in July of 2004, the Board of Directors established a dividend policy that will remain in effect for an indefinite period of time and pays a regular cash dividend of $0.01 per share every other month. The first dividend will be payable August 30, 2004 to stockholders of record on August 16, 2004. Also in August of 2004, the Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. These additional shares may be purchased from time to time on the open market or through privately negotiated transactions over the next 12 months.

Results of Operations

The following table sets forth comparative statements of income data ($000):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase (Decrease)	Percent Increase (Decrease)	Percent of Sales
					Three Months Ended June 30 2004	Three Months Ended June 30, 2003
Net sales	$14,805	$10,375	4,430	42.7%	100.0%	100.0%
Cost of sales	5,104	4,015	1,089	27.1	34.5	38.7

Gross profit	9,701	6,360	3,341	52.5	65.5	61.3

Operating expenses:
Sales and marketing	6,182	3,608	2,574	71.3	41.7	34.8
General and administrative	1,848	1,036	812	78.4	12.5	10.0
Engineering and development	706	521	185	35.5	4.8	5.0

Total operating expenses	8,736	5,165	3,571	69.1	59.0	49.8

Income from operations	965	1,195	(230)	(19.3)	6.5	11.5
Non-operating income	212	58	154	265.5	1.4	0.6

Income before tax	1,177	1,253	(76)	(6.1)	7.9	12.1
Provision for income tax	461	—	461	—	3.1	—

Net income	$716	$1,253	$(537)	(42.9)	4.8	12.1

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Increase (Decrease)	Percent Increase (Decrease)	Percent of Sales
					Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net sales	$29,230	$19,589	$9,641	49.2%	100.0%	100.0%
Cost of sales	10,242	7,362	2,880	39.1	35.0	37.6

Gross profit	18,988	12,227	6,761	55.3	65.0	62.4

Operating expenses:
Sales and marketing	11,924	7,233	4,691	64.9	40.8	36.9
General and administrative	3,451	1,880	1,571	83.6	11.8	9.6
Engineering and development	1,478	1,033	445	43.1	5.1	5.3

Total operating expenses	16,853	10,146	6,707	66.1	57.7	51.8

Income from operations	2,135	2,081	54	2.6	7.3	10.6
Non-operating income	151	112	39	34.8	0.5	0.6

Income before tax	2,286	2,193	93	4.2	7.8	11.2
Provision for income tax	898	—	898	—	3.1	—

Net income	$1,388	$2,193	$(805)	(36.7)	4.7	11.2

        Revenue for the second quarter and first half of 2004 increased 42.7% and 49.2%, respectively, over the same periods of 2003. The increases reflect the continued strong demand for our products, and our expanded marketing efforts to generate increased market penetration. The increases were slightly lower than the 50% quarter over prior year same quarter average increases that we have experienced in the past several years. We expect revenues in the third quarter of 2004 to be similar to the revenues from the second quarter and expect increased revenues in the fourth quarter of 2004 as a result of generally stronger seasonal sales in the fourth quarter. As a result we expect to achieve an estimated range for the total year of approximately $68.0 million to $69.0 million in revenues.

Revenue generated outside of the United States was approximately 24% and 22% for the second quarter and first half of 2004, respectively. We continue to expand our international marketing efforts. During the second quarter of 2004, we hosted World Clinical Laser Institute symposiums and seminars in the Asia Pacific region, Mexico and Japan. We expect international sales to represent similar percentages of total revenue for the second half of 2004.

Product mix also stayed relatively constant. Revenue from the sale of Waterlase® units, our principal product, represented 82% or $24.0 million of total revenue for the first six months of 2004 compared to 81% or $15.9 million in the same period of 2003. We expect that our Waterlase system will continue to account for approximately 80% of total revenues for the second half of 2004.

Significant estimates affecting revenues include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. For the six months ended June 30, 2004, the reserve increased slightly from $327,000 at December 31, 2003 to $329,000.

Gross margin increased to 65.5% and 65.0% for the second quarter and first six months of 2004, respectively, compared to 61.3% and 62.4% for the same periods of 2003. The improved gross margins were aided by higher levels of sales that enabled us to obtain operating leverage over our fixed manufacturing costs, together with a reduction in our provision for estimated warranty cost, with a partial offset by increases in our cost structure from 2003. Our manufacturing cost structure, except for the cost of materials, is relatively fixed and increased slightly during the second quarter with the addition of a new manufacturing facility located next to our headquarters in San Clemente, California. Our expectation for the second half of 2004 is that the gross margin will remain in the range of approximately 64% to 66%. Significant estimates affecting gross margin include the allowance for inventory obsolescence and accrued warranty expense. During the first six months of 2004, the allowance for inventory obsolescence increased slightly from $246,000 at December 31, 2003 to $293,000. The provision for warranty expense was $488,000 in the first half of 2004 compared to $739,000 for the first half of 2003. Warranty expenses are variable in nature and will fluctuate from time to time due to product reliability and life cycle.

Sales and marketing expense for the second quarter and the first six months of 2004 was $6.2 million and $11.9 million, respectively, compared to $3.6 million and $7.2 million, respectively, for the same periods of 2003. Sales and marketing expense as a percentage of sales for 2004 ranged from 41.8% in the second quarter to 40.8% for the first six months of 2004. The increase in sales and marketing expenses as a comparison to the same periods of the prior year reflect our continued marketing efforts to expand consumer awareness to the benefits of our products and to develop new marketing territories, particularly in areas outside of the United States. During the second quarter of 2004, we incurred increased marketing costs related to conducting the first Asian World Clinical Laser Institute (WCLI) Symposium and other international seminars. We expect sales and marketing expense for the second half of 2004 to remain consistent with the first half of 2004.

Although we believe we are the market leader in laser dentistry, we must invest not only in traditional marketing but also in education to accomplish the broad adoption of lasers in dentistry that we seek. This is the reason we formed the World Clinical Laser Institute (WCLI) and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. In the first quarter of 2004, the WCLI held its largest ever conference with over 650 participants and over the course of 2004, through an additional six conferences, expects to reach a participation level of 1,500 of existing and potential customers as well as researchers and academicians. Although we charge a nominal tuition to offset the cost of these conferences, the increasing number and size of WCLI conferences represents a substantial share of our total sales and marketing expense.

In 2003, we began piloting consumer marketing campaigns in California and other selected markets in the U.S. These pilots often involve a sharing of cost on the part of participating customers. Based on the positive feedback we have received, we intend to continue these pilots and may increase these efforts depending on the results achieved.

General and administrative expenses were $1.8 million and $3.5 million for the second quarter and the first six months of 2004, respectively, compared to $1.0 million and $1.9 million for the same periods of 2003, respectively. In general, we are experiencing a need to increase human resources and organizational infrastructure necessary to support our growth. We expect that we will be able to leverage off of the fixed nature of these costs. In addition, specific increases in general and administrative expenses are primarily related to legal and professional fees, insurance costs, and stockholder communication expenses related to the proxy and annual report. For the second quarter and first six months of 2004, legal fees increased by approximately $212,000 and $633,000, respectively, compared to the same periods of 2003. The increase in legal fees were primarily related to the Diodem lawsuit. Other professional consulting fees and investor relations costs increased approximately $332,000 and $390,000, respectively, for the three and six months ended June 30, 2004 compared to the same periods of 2003. We expect to continue to incur significant costs in these categories and expect general and administrative expenses to increase in the second half of 2004 related to professional services for compliance with Section 404 of the Sarbanes-Oxley Act and continued legal costs.

Engineering and development expenses include engineering personnel salaries, prototype supplies and contract services. Engineering and development expense for the second quarter and the first six months of 2004 were $706,000 and $1.5 million, respectively, compared to $521,000 and $1.0 million for the same periods of 2004, respectively. The moderate increases are due to increased levels of activity in product development and general overall growth. We expect to further increase our spending in product development during the remainder of 2004 and anticipate that total spending in this category will average between 5% and 6% of net sales for 2004.

We experienced a non-operating gain of $212,000 and $151,000, respectively, for the second quarter and first six months of 2004 compared to a non-operating gain of $58,000 and $112,000, respectively, for the same periods of 2003, respectively. The increase is primarily due to higher interest income related to the increase in cash, cash equivalents and investments in marketable securities as a result of the $41.9 million in net proceeds received from our public offering in the first quarter of 2004. Included in the non-operating gain were gains on foreign currency transactions of $81,000 and $34,000, respectively, for the three and six months of 2004 compared to $62,000 and $108,000, respectively, for the same periods of 2003. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the euro, which is the only non-U.S. dollar denominated currency in which we have transacted business. The non-operating gain varies from quarter to quarter due to certain economic conditions such as interest rates and foreign currency exchange rates. Although we do not expect significant changes that may affect the non-operating gain, we do anticipate some variation in the gain during the second half of 2004.

For the year ended December 31, 2003, we recorded an income tax benefit of $11.4 million as a result of reducing the valuation allowance on deferred tax assets which was included in our consolidated statements of income and an income tax benefit for the exercise of stock options of $2.3 million which was recorded to additional paid-in capital. The deferred tax assets consist primarily of net operating loss carryforwards. They had been fully reserved in prior periods due to the uncertainty of whether we would generate sufficient taxable income to realize the benefits of the assets. Based upon the level of our historical taxable income and the projection for future taxable income, we concluded that it was more likely than not that we would realize the benefits of these assets. We recorded a provision for income tax expense of $461,000 and $898,000, respectively, for the three and six months of 2004 with a corresponding reduction of deferred tax assets. There was no provision for income tax expense in the second quarter and first six months of 2003 due to the uncertainty at that time of whether we would generate sufficient taxable income to realize the benefits of the deferred tax assets. Although we record a provision for income taxes, income taxes will not be payable, subject to any alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.5 million at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had $21.6 million in net working capital, an increase of $10.9 million from $10.7 million at December 31, 2003. Our principal source of liquidity at June 30, 2004 consisted of our cash balance of $5.4 million and investments in marketable securities of $44.7 million. For the six months ended June 30, 2004, our sources of cash were net proceeds of $41.9 million from our public offering and $707,000 from the exercise of stock options. Principal uses of cash for the six months ended June 30, 2004 were payments totaling approximately $2.7 million to pay off debt outstanding at December 31, 2003 and additions to long term assets of approximately $291,000. Operating activities used $479,000 of cash for the six months ended June 30, 2004, consisting of approximately $2.7 million in cash generated from net income adjusted for non-cash items, offset by approximately $3.1 million of cash used through changes in assets and liabilities. For further details, see the Unaudited Consolidated Statements of Cash Flows included in this Report.

Principal among the changes in assets and liabilities which used cash were increases in accounts receivable and inventory. Accounts receivable at June 30, 2004 increased approximately $3.0 million from December 31, 2003 due to growth in revenue was due primarily to the very strong level of sales in the month of June of 2004 relative to the first two months of the second quarter and secondarily due to a few open accounts from the first quarter of 2004. As a result, days sales in average accounts receivable increased from 38 days for the first quarter of 2004 to 46 days for the second quarter of 2004. We expect that the increase in receivables at June 30, 2004 will be liquidated during the third quarter. Inventories increased approximately $1.3 million from December 31, 2003 due to anticipated increases in sales, but was principally because production in the second quarter was geared to meet sales at a level comparable with our expected rates of growth. Since that level of sales did not occur in the second quarter, inventory turnover for the second quarter fell to 4.5 from 5.3 in the first quarter of 2004. Although we anticipate certain fluctuations in our inventory levels during the second half of 2004 to meet revenue demands, we expect our ending inventory for 2004 to be similar or slightly higher than the amount at June 30, 2004.

        On March 3, 2004, we completed a public offering of 2.5 million shares of common stock. Net proceeds from the offering were $41.9 million. We have subsequently invested the proceeds in marketable securities consisting of US Treasury bills with durations between six months and two years. We also incurred legal, accounting and related costs of approximately $1.5 million which we had capitalized in Other Assets. After the closing of the offering, we reclassified these capitalized costs from Other Assets to Additional Paid-in Capital. We used a portion of the net proceeds to repay $1.8 million on the line of credit and $888,000 in debt and expect to use the balance of the net proceeds of the offering for general corporate purposes, working capital, and capital expenditures, including expenditures for expansion of our production capabilities, acquisition or investment in complementary businesses or products or the right to use complementary technologies. The proceeds have been invested, pending their use as described, in short-term, interest bearing securities and debt instruments in compliance with our investment policy. In addition, the Board of Directors recently concluded that a stock repurchase program currently represents a use of capital that can enhance stockholder value. Therefore, in July of 2004, we announced a stock repurchase program to acquire up to 1.25 million shares from time to time in the open market or through privately negotiated transactions over the next 12 months. As of July 30, 2004 we have repurchased approximately 861,000 shares at an average price of $9.08 per share. Also in July of 2004, the Board of Directors established a dividend policy that will remain in effect for an indefinite period of time and pays a regular cash dividend of $0.01 per share every other month. The first dividend will be payable August 30, 2004 to stockholders of record on August 16, 2004.

At March 31, 2004 we had available a $5.0 million revolving credit facility with a bank, which was due to expire at June 30, 2004. The credit facility has been extended to June 30, 2005 and increased to $10.0 million. As of June 30, 2004, there were no amounts borrowed on the credit facility. Borrowings under the facility bear interest at LIBOR plus 2.25% and are payable on demand upon expiration of the facility. Borrowings also subject us to certain covenants, including, among other things, maintaining a minimum balance of cash (including investments in US Treasuries) and tangible net worth and a covenant to remain profitable. We were compliant with all covenants under the agreement.

We had no material commitments for capital expenditures as of June 30, 2004 and have not entered into any material commitments after that date. However, in July of 2004, we established a dividend policy that will remain in effect indefinitely and pays a regular cash dividend of $0.01 per share every other month. Also in July of 2004, we established a stock repurchase plan under which we may purchase up to 1,250,000 shares of stock over a twelve month period. As of July 31, 2004, we repurchased approximately 861,000 shares at an average purchase price of $9.08 per share.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2004 for the years ending December 31:

	June 30, 2004	Six Months Ending December 31, 2004	Years Ending December 31,
			2005	2006
Operating leases	$722,000	$211,000	$421,000	$90,000

We believe that our current cash balances and marketable securities plus cash expected to be generated from our operations will be adequate to meet our capital requirements and sustain our operations, including the payment of our planned dividend and payments under the stock repurchase plan, for at least the next twelve months. Our future capital requirements will depend on many factors, including the extent and timing of the deployment of the capital raised in our public offering and the rate at which our business continues to grow, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, additional funds may not be available on terms acceptable to us or at all.

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

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors, securities analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include, but are not all inclusive, of the following:

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

The amount of expenses we incur, in part, depends on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Additionally, as a result of the change in our revenue recognition policy in the third quarter of 2003, our quarterly sales and operating results for each of the three quarters ending September 30, 2004, may not be directly comparable to corresponding periods in the preceding year due to the difference in the timing of revenue recognition.

Regulatory proceedings relating to the restatement of our consolidated financial statements could divert management’s attention and resources.

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition. In late October of 2003 and subsequently, we received informal requests from the Securities and Exchange Commission to voluntarily provide information relating to the restatement of our consolidated financial statements. We have provided information to the Securities and Exchange Commission and, when we receive any additional requests for information, we would further cooperate in responding. In accordance with its normal practice, the Securities and Exchange Commission has not advised us when its inquiry might be concluded. If the Securities and Exchange Commission elects to request additional information from the company or commence further proceedings, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. For the first six months of 2004, net sales to distributors accounted for approximately 13% of our total sales. No distributor accounted for more than 10% of our net sales in 2004. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

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

Our dental laser systems represent relatively new technologies in the dental market. Currently, only a small percentage of dentists use lasers to perform dental procedures. Our future success will depend on our ability to increase demand for our products by demonstrating to a broad spectrum of dentists and patients the potential performance advantages of our laser systems over traditional methods of treatment and over competitive laser systems. Dentists have historically been and may continue to be slow to adopt new technologies on a widespread basis. This leads to long sales cycles and requires us to invest a significant amount of time and resources to educate customers about the benefits of our products and how they compare to competing products and technologies. Our sales personnel may be required to spend a substantial amount of time answering questions from potential customers and attending multiple in-person meetings over the course of several months before completing a sale. In addition, on occasion, our customers ask to return products after completing the purchase. Although all sales are final, we may accept product returns from customers in certain circumstances. If requests for product returns become more pervasive, they could seriously harm our reputation and results of operations.

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

In addition, this lawsuit could result in significant expenses and diversion of management’s time and other resources. If Diodem successfully asserts an infringement claim against us in the lawsuit, our operations may be severely impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 82% of our revenue for the first half of 2004, 83% of our revenue in 2003 and approximately 77% of our revenue in 2002. This proceeding could also result in significant limitations on our ability to manufacture, market, and sell our products, including our Waterlase system, as well as delays and costs associated with redesigning our products and payments of license fees, monetary damages and other payments. Additionally, we may be enjoined from incorporating certain technology into our products, all of which could significantly impede our operations, increase operating expenses, reduce our revenue and cause us to incur losses.

We depend on a limited number of suppliers and if we cannot secure alternate suppliers, the amount of sales in any period could be adversely affected.

We purchase certain materials and components included in our Waterlase system and other products from a limited group of suppliers using purchase orders, and we have no written supply contracts with our key suppliers. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. The introduction of our LaserSmile system in 2001 was delayed due to an interruption in the supply of components for the system; however, we have not otherwise experienced material delays in the supply of components. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and handpieces used in our Waterlase system are each supplied by a separate single supplier. We have not experienced material delays from these suppliers, however, an unexpected interruption in a single source supplier could create manufacturing delays, and disrupt sales and cash flow as we sought to replace the supplier, which we estimate could take up to three months. Such an interruption could cause our business, financial condition and results of operations to suffer.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net sales and we intend to continue to pursue and expand our international business activities. In the first six months of 2004, international sales accounted for approximately 22% of our revenue, approximately 20% in 2003 and approximately 23% of our revenue in 2002. Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. International operations, including our facility in Germany, are subject to many inherent risks, including:

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

We believe that international sales will continue to represent a significant portion of our net sales, and we intend to further expand our international operations. Our direct sales in Europe are denominated principally in euros, while our sales in other international markets are in dollars. As a result, an increase in the relative value of the dollar against the euro would lead to less income from sales denominated in euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We realized a gain of $34,000 on foreign currency transactions for the first six months of 2004 and $232,000 for the year ended December 31, 2003, due to a decrease in the value of the dollar relative to the value of the euro. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future. We also expect that sales of products manufactured at our facility in Germany will account for an increasing percentage of our revenue, which will further increase our exposure to the above-described risks associated with our international operations. Sales of products manufactured at our German facility accounted for 14% of our revenue for the first half of 2004, 12% of our revenue in 2003 and approximately 9% of our revenue in 2002. Since expenses relating to our manufacturing operations in Germany are paid in euros, an increase in the value of the euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international sales and manufacturing operations and, consequently, negatively impact our business, financial condition and operating results. Despite these risks, we believe the market for our products outside the United States justifies our effort to expand our international operations.

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

We currently handle a majority of the marketing, distribution and sales of our laser systems. In order to achieve our business objectives, we will need to significantly expand our marketing and sales efforts on a nationwide and global basis. We will face significant challenges and risks in expanding, training, managing and retaining our sales and marketing teams, including managing geographically dispersed efforts. In addition, we use third party distributors to sell our products in a number of countries outside the United States, and are dependent on the sales and marketing efforts of these third party distributors. These distributors may not commit the necessary resources to effectively market and sell our products. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products which could harm our business and cause the price of our common stock to decline.

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

We compete with a number of foreign and domestic companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in the dental and medical markets that we address, including companies such as Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, OpusDent Ltd., a subsidiary of Lumenis, Ka Vo, Deka Dental Corporation, Ivoclar Vivadent AG, and Fotona d.d. Some of our competitors have greater financial, technical, marketing or other resources than us, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. In addition, the rapid technological changes occurring in the healthcare industry are expected to lead to the entry of new competitors, especially as dental and medical lasers gain increasing market acceptance. Our ability to anticipate technological changes and to introduce enhanced products on a timely basis will be a significant factor in our ability to grow and remain competitive. New competitors or technological changes in laser products and methods could cause commoditization of such products, require price discounting or otherwise adversely affect our gross margins.

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

Our future success depends in part on the continued service of certain key personnel, including our Chief Executive Officer, our Executive Vice President responsible for sales, our Chief Operating Officer (who is also our Interim Chief Financial Officer), our Vice President of Research and Development. We do not have employment agreements with any of our key employees, other than employment agreements with our Chief Executive Officer, our Executive Vice President responsible for sales and our Chief Operating Officer (who is also our Interim Chief Financial Officer), each of which can be terminated at will by the executive or by us. Our Chief Financial Officer has announced his intention to retire and the Board of Directors has named our Chief Operating Officer as Interim Chief Financial Officer pending the recruitment of a permanent replacement.

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

The sale of dental and medical devices involves the inherent risk of product liability claims against us. We currently maintain product liability insurance on a per occurrence basis with a limit of $11.0 million per occurrence and $12.0 million in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. There is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us would cause our business to suffer.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2003 we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and have determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2003, approximately $32.5 million of net operating loss carryforwards was available to us for federal income tax purposes. Of this amount, approximately $27.3 million is available to offset 2004 federal taxable income or the taxable income generated in future years. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any future ownership changes qualifying under Section 382 may similarly affect our ability to use our remaining net operating loss carryforwards. We are currently updating the analysis to determine the impact, if any, of our recent public offering and our stock repurchase plan. If we lose our ability to use net operating loss carryforwards, our income will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. Diodem’s lawsuit against us alleges that our Waterlase product infringes upon the four patents that Diodem acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio also infringe upon the patents. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 78% of our revenue in the first quarter of 2004 and approximately 83% of our revenue of the year ended December 31, 2003. If Diodem successfully asserts an infringement claim against Hoya ConBio and OpusDent, it could reduce or eliminate royalties we might receive under licenses to those products, which have totaled approximately $492,000 since the acquisition of the American Dental Laser assets in May 2003. This combined lawsuit may proceed for an extended period of time. Although the outcome of these actions cannot be determined with any certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem.

We and certain of our officers have been recently named as defendants in several putative shareholder class actions filed in the United States District Court for the Central District of California. The complaints purport to allege a class action on behalf of persons who purchased our common stock between October 29, 2003 and July 16, 2004, and allege violations of federal securities laws. The complaints allege that we and our officers failed to disclose material information about the demand for our products and the fact that the Company would not achieve the financial growth forecasted. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004.

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, we believe we have meritorious defenses to these actions and intend to vigorously defend them.

We are not currently subject to any other material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2004, we held our annual meeting of security holders. The following persons (the only nominees) were elected as our Directors, having received the indicated votes:

Election of Directors

Name	Votes For	Votes Withheld
Federico Pignatelli	20,352,612	111,489
William A. Owens	18,366,984	2,097,117
Jeffrey W. Jones	20,388,787	75,314
George V. d’Arbeloff	20,351,962	112,139
Robert M. Anderton	20,386,650	77,451

The amendment to approve an increase in the shares of Common Stock reserved under the 2002 Stock Incentive Plan from 3,000,000 to 4,000,000 was approved, having received 19,036,906 votes for, of which 10,891,765 were broker non-votes, 1,346,888 against and 80,307 abstentions.

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004, was approved having received 20,342,712 for, 73,364 against and 42,025 abstentions.

In accordance with the discretion of the proxy holders, to act upon all matters incident to the conduct of the meeting and upon other matters as may properly come before the meeting, was approved having received 17,675,298 for, 2,524,667 against and 264,136 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:	31.1 Certification of Jeffrey W. Jones Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Robert E. Grant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Jeffrey W. Jones Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Robert E. Grant Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:	(1) On April 30, 2004, the registrant furnished a report of Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on April 27, 2004.

(2) On July 20, 2004, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on July 19, 2004.

(3) On July 21, 2004, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on July 16, 2004.

(4) On July 21, 2004, the registrant furnished a report on Form 8-K to report matters under Item 5 and Item 7 of the report in relation to a press release issued by the registrant on July 19, 2004.

(5) On July 30, 2004, the registrant furnished a report on Form 8-K to report matters under Item 5 and Item 7 of the report in relation to a press release issued by the registrant on July 27, 2004.

(6) On July 30, 2004, the registrant furnished a report on Form 8-K to report matters under Item 7 and Item 12 of the report in relation to a press release issued by the registrant on July 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	BIOLASE TECHNOLOGY, INC., a Delaware corporation

	By:	/s/ ROBERT E. GRANT
Robert E. Grant Executive Vice President, Chief Operating Officer, and Interim Chief Financial Officer (Principal Financial and Accounting Officer)