Form 10-Q/A
period 2004-09-30
BIOLASE TECHNOLOGY INC
filed 2004-11-10
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 29, 2004: 22,736,000.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to correct an erroneous reference to the outstanding number of shares as of October 29, 2004 on the cover page of the Form 10-Q filed on November 9, 2004. As of October 29, 2004, 22,736,000 shares were outstanding.

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

Dated: November 10, 2004	BIOLASE TECHNOLOGY, INC., a Delaware corporation

	By:	/s/ ROBERT E. GRANT
Robert E. Grant Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)