Form 10-Q/A
period 2004-03-31
BIOLASE TECHNOLOGY INC
filed 2005-07-19
CIK 811240

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

BIOLASE TECHNOLOGY, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the first fiscal quarter ended March 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2004, and is being filed to reflect the restatement of our consolidated financial statements for the three months ended March 31, 2004 and 2003, as discussed in Note 3 thereto.

As reported in the Form 8-K filed May 20, 2005, we decided to restate our financial statements after reaching the conclusion that we had under accrued sales tax and related penalties and interest for fiscal 2002. The impact of these sales tax and related adjustments that impacted 2002, 2003 and the first three quarters of 2004, as well as other adjustments in the areas of value-added tax (“VAT”), payroll and related accruals, deferred revenue, and other accrued liabilities have led our management to recommend, and our Audit Committee to conclude, that the consolidated financial statements as of and for the years ended December 31, 2003 and 2002, the four quarters of 2003 and the first three quarters of 2004 also need to be restated.

We are restating the unaudited consolidated financial statements in this Form 10-Q/A to correct for the following items:

•	Under accrual of sales tax, and penalties and interest, and the reflection of subsequent abatement for a portion of the penalties and interest

•	Refunds that were recorded for VAT, understating our VAT payable

•	Training services and consumables in our multiple element arrangements for which these applicable elements of revenue were overstated

•	Recognition of revenue on a Waterlase system that was not fully functional at the time of shipment

•	Write-off of an account receivable balance for which revenue was improperly recognized

•	Accruals for bonuses, commissions, payroll, health and dental insurance

•	Understatement of our excess and obsolete inventory reserve for items that had previously been reserved

•	Adjustments identified but not originally recorded that were previously determined to be immaterial

Except for the foregoing amended information required to reflect the effects of the restated consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 10, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I – Item 1 – Financial Statements (unaudited)

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 – Controls and Procedures

The restated consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 will be included in our Form 10-K as of and for the year ended December 31, 2004. The restatement of the other quarterly and year-to-date periods for 2003 and 2004 will be included in amendments to our Form 10-Q/A for the quarters ended June 30, 2004 and September 30, 2004.

Concurrently with the filing of this Form 10-Q/A, we are filing with the SEC the Form 10-K as of and for the year ended December 31, 2004, which includes the financial statements as of December 31, 2003 and the two years ended December 31, 2003, on a restated basis, and the Form 10-Q/A for the second and third quarters of 2004 to reflect changes required as a result of the restatements described above. No amendments have been made to our previously filed Annual Reports on Form 10-K for fiscal years 2002 or 2003, or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and therefore they should not be relied upon.

BIOLASE TECHNOLOGY, INC.

BIOLASE®, Pulsemaster® and WaterLase® are registered trademarks, and LaserSmile™, and Diolase Plus™ are trademarks, of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	MARCH 31, 2004	DECEMBER 31, 2003
	RESTATED	RESTATED
ASSETS
Current assets:
Cash and cash equivalents	$50,095,000	$11,111,000
Accounts receivable, less allowance of $57,000 and $64,000 in 2004 and 2003, respectively	6,205,000	5,771,000
Inventory	4,038,000	3,808,000
Deferred tax asset	1,508,000	1,508,000
Prepaid expenses and other current assets	1,060,000	1,260,000

Total current assets	62,906,000	23,458,000
Property, plant and equipment, net	1,988,000	1,973,000
Intangible assets, net	2,594,000	2,587,000
Goodwill	2,926,000	2,926,000
Deferred tax asset, net of current portion	13,473,000	12,651,000
Other assets	107,000	1,041,000

Total assets	$83,994,000	$44,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,792,000
Accounts payable	2,007,000	3,796,000
Accrued liabilities	5,184,000	5,551,000
Deferred revenue	1,281,000	1,229,000
Deferred gain on sale of building—current portion	63,000	63,000
Debt	—	888,000

Total current liabilities	8,535,000	13,319,000
Deferred gain on sale of building	63,000	79,000

Total liabilities	8,598,000	13,398,000

Commitment and Contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—24,254,000 shares in 2004 and 21,559,000 shares in 2003	24,000	22,000
Additional paid-in capital	102,686,000	59,134,000
Accumulated other comprehensive loss	(159,000)	(147,000)
Accumulated deficit	(27,155,000)	(27,771,000)

Total stockholders’ equity	75,396,000	31,238,000

Total liabilities and stockholders’ equity	$83,994,000	$44,636,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	RESTATED	RESTATED
	2004	2003
Net revenue	$14,530,000	$9,198,000
Cost of revenue	5,686,000	3,378,000

Gross profit	8,844,000	5,820,000

Other income, net	16,000	16,000

Operating expenses:
Sales and marketing	5,336,000	3,652,000
General and administrative	1,667,000	833,000
Engineering and development	772,000	512,000

Total operating expenses	7,775,000	4,997,000

Income from operations	1,085,000	839,000
Non-operating (loss) income, net	(61,000)	54,000

Income before income taxes	1,024,000	893,000
Provision for income taxes	(408,000)	—

Net income	$616,000	$893,000

Net income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Shares used in the calculation of net income per share:
Basic	22,443,000	20,383,000

Diluted	23,777,000	22,149,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	RESTATED	RESTATED
	2004	2003
Cash Flows From Operating Activities:
Net income	$616,000	$893,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	146,000	65,000
Gain on disposal of assets	(16,000)	(16,000)
Gain on foreign exchange contract	—	(22,000)
Provision for uncollectible accounts	17,000	148,000
Provision for inventory obsolescence	29,000	107,000
Deferred tax asset	407,000	—
Changes in assets and liabilities:
Accounts receivable	(451,000)	1,002,000
Inventory	(259,000)	(990,000)
Prepaid expenses and other assets	1,134,000	610,000
Accounts payable and accrued liabilities	(2,140,000)	(685,000)
Deferred revenue	36,000	(595,000)

Net cash (used in) provided by operating activities	(481,000)	517,000

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(134,000)	(39,000)
Business acquisition	(70,000)	—

Net cash used in investing activities	(204,000)	(39,000)

Cash Flows From Financing Activities:
Payment on line of credit	(1,792,000)	—
Payments on insurance notes	(888,000)	(156,000)
Proceeds from issuance of common stock, net of expenses	41,877,000	—
Proceeds from exercise of stock options and warrants	448,000	1,640,000

Net cash provided by financing activities	39,645,000	1,484,000
Effect of exchange rate changes on cash	24,000	(26,000)

Net increase in cash and cash equivalents	38,984,000	1,936,000
Cash and cash equivalents at beginning of period	11,111,000	3,875,000

Cash and cash equivalents at end of period	$50,095,000	$5,811,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$20,000	$8,000

Cash paid during the period for taxes	$45,000	$2,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and have been restated (Note 3). The accompanying consolidated balance sheet as of December 31, 2003 has also been restated (Note 3). The unaudited consolidated financial statements include the accounts of BIOLASE® Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the audited annual consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly state the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on the same date as this Form 10-Q/A has been filed.

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

Through August 2003, we recognized revenue for products sold domestically when we received a purchase order, the price was fixed or determinable, and payment was received due to a clause in our purchase order that stated that title transfers upon payment in full. We recognized revenue for products sold internationally through our direct sales force when we received a purchase order, the price was fixed or determinable, collectibility of the resulting receivable was probable and installation was completed, which was when the customer became obligated to pay. We recognized revenue for products sold through our distributors internationally when we received a purchase order, the price was fixed or determinable, collectibility of the resulting receivable was probable and the product was delivered. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for all sales upon shipment.

We adopted EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase® includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. We apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. Included in deferred revenue as of March 31, 2004 and December 31, 2003 is $925,000 (restated) and $887,000 (restated) respectively of deferred revenue attributable to the undelivered elements which primarily consist of training and installation.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Provision for Warranty Expense

Products sold directly to end users are under warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months with additional coverage on certain components for up to two years. We estimate warranty costs at the time of product shipment based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue.

Changes in the product warranty accrual, including expenses incurred under our initial and extended warranties, for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
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

On December 31, 2002 the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and more frequent disclosures about the effects of stock-based compensation by presenting pro forma net income (loss), pro forma net income (loss) per share and other disclosures concerning our stock-based compensation plan.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans.

	Three Months Ended March 31,
	Restated 2004	Restated 2003
Reported net income	$616,000	$893,000
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(477,000)	(359,000)

Pro-forma net income	$139,000	$534,000

Basic net income per share:
Reported	$0.03	$0.04
Pro-forma	$0.01	$0.03
Diluted net income per share:
Reported	$0.03	$0.04
Pro-forma	$0.01	$0.02

The pro-forma net income has been revised to reflect the restatement of our unaudited consolidated financial statements described in Note 3 and to reflect revisions in the calculation to stock-based employee compensation expense.

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Expected term (years)	3.50	3.50
Volatility	66%	80%
Annual dividend per share	0%	0%
Risk free interest rate	2.33%	2.03%
Weighted average fair value	$8.75	$3.58

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Stock options totaling 37,000 and 87,000 were not included in the diluted earnings per share amounts for the three months ended March 31, 2004 and March 31, 2003, respectively, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2004 Restated	2003 Restated
Weighted average shares outstanding—basic	22,443,000	20,383,000
Dilutive effect of stock options and warrants	1,334,000	1,766,000

Weighted average shares outstanding—diluted	23,777,000	22,149,000

The dilutive effect of stock options and warrants was decreased by 901,000 and increased by 251,000 for the three months ended March 31, 2004 and 2003, respectively, to reflect a revision in the calculation.

Inventory

We value inventory at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventory and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Components of inventory were as follows:

	March 31, 2004 Restated	December 31, 2003 Restated
Materials	$1,847,000	$1,725,000
Work-in-process	907,000	894,000
Finished goods	1,284,000	1,189,000

Inventory	$4,038,000	$3,808,000

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

Property, plant and equipment consisted of the following:

	March 31, 2004	December 31, 2003
Total cost	$2,670,000	$2,576,000
Accumulated depreciation	(682,000)	(603,000)

Net property, plant and equipment	$1,988,000	$1,973,000

Intangible Assets and Goodwill

Costs incurred to establish and defend patents, trademarks and licenses and to acquire products and process technologies are capitalized and amortized over their estimated useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Non-operating (loss) income, net

Non-operating (loss) income, net consists of interest income and expense and foreign currency gains and losses. The operations and cash flows of our German subsidiary, are translated to U.S. dollars at average exchange rates during the period and its assets and liabilities are translated the end-of-period exchange rates. Translation gains or losses related to the net assets located in Germany are shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Foreign currency gains or losses relating to sales and purchase transactions which are denominated in other than U.S. dollars are shown as a net gain or loss in the consolidated statements of income.

The following table presents details of non-operating (loss) income, net:

	Three Months Ended March 31,
	2004	2003
(Loss) gain on foreign currency transactions	$(47,000)	$46,000
Gain on forward exchange contract	—	22,000
Interest income	7,000	5,000
Interest expense	(21,000)	(19,000)

	$(61,000)	$54,000

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (“SPE”) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46R. The adoption of FIN 46R did not have an impact to our consolidated financial position, results of operations or cash flows.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 20, 2005, we announced the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, the four quarters of 2003, and the first, second and third fiscal quarters of 2004. The unaudited consolidated financial statements included in this Form 10-Q/A for the three months ended March 31, 2004 and 2003 are restated to correct for the following errors:

Adjustments Impacting Stockholders’ Equity or Net Income

Revenue

During the fourth quarter of 2003, we did not identify all revenue transactions that contained a training element to be performed after product shipment. This resulted in us recognizing revenue before we had performed the related services and resulted in an overstatement of revenue in the period the product was shipped. As a result, we decreased revenue for the undelivered training that had not been performed during the first quarter of 2004 and recognized revenue for training that had been performed during the first quarter of 2004, which had originally been recorded as a reduction to sales and marketing expense. There were no adjustments for the first quarter of 2003.

During the first quarter of 2004, we improperly recognized revenue on consumables that had not been shipped as of March 31, 2004. As a result, we have reduced revenue and increased deferred revenue for the first quarter of 2004.

During the fourth quarter of 2003, we did not identify a Waterlase system that was not fully functional at the time of shipment, which resulted in the overstatement of revenue and cost of revenue. As a result, we decreased revenue and cost of revenue in the fourth quarter of 2003 and recognized the revenue and cost of revenue in the first quarter of 2004 when the final part required for functionality was delivered.

Cost of revenue

During the first quarter of 2004, we increased our excess and obsolete reserve for items that had previously been reserved.

General and administrative expense

Sales tax liability, related penalties and interest, and gains recognized on the abatement of certain penalties and interest

We charged our customers sales tax on purchases, but were late in filing sales tax returns and remitting amounts collected to certain states from 1998 to 2004. Additionally, the sales tax liability we recorded was understated. In accordance with the applicable accounting rules we are required to accrue, as a liability, interest and penalties under the applicable statutes, on late filings for which payment of sales tax has not been made. We have restated the consolidated financial statements for the first quarter of 2004 and 2003 to accrue these penalties and interest as a liability and to adjust for the under accrual of sales tax expense. During the first quarter of 2004, we reached agreements with certain states and were relieved from our liability to pay certain of the penalties and interest. Accordingly, we recognized a gain for the difference between the amount of penalties and interest that we had accrued as a liability and the amount we will pay to those states.

Value-added tax

We determined that certain refunds previously claimed on our value-added tax (VAT) returns and refunds recorded as a reduction of our VAT liability would be disallowed due to the improper collection of value-added tax information required at the time of product shipment. As a result, we increased our operating expense to properly reflect our liability for these items for the first quarter of 2004 and 2003.

Employee compensation

During the first quarter of 2004, we did not record certain payroll and commission expenses and over accrued health and dental insurance and our bonus expense. During the first quarter of 2003, we under accrued bonus and vacation expense and we over accrued payroll expense for general and administrative personnel.

Other

During 2002, we identified but did not originally record adjustments determined to be immaterial individually and in the aggregate.

During the first quarter of 2004, we wrote off a receivable for a service part that was never delivered. We reduced the revenue in the third quarter of 2003, and in the first quarter of 2004 eliminated the write off related to this service part.

Income Taxes

The provision for income taxes has been revised to reflect the impact of the errors listed above. For the first quarter of 2003, the tax provision was zero due to the uncertainty regarding the realizability of deferred tax assets. As a result, the impact for the errors resulted in a benefit against which a full valuation allowance was recorded. For the first quarter of 2004, the annual effective tax rate was applied to the as restated income before income taxes resulting in a reduced provision for income taxes and an increase in deferred tax assets. We also increased deferred tax assets for the stock option deduction benefit recorded to additional paid-in-capital for options exercised in the first quarter of 2004.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The net effect of these errors is to increase revenue by $26,000 and zero, to increase cost of revenue by $23,000 and $31,000, and to increase operating expenses by $88,000 and $16,000, for the first quarter of 2004 and 2003, respectively. The provision for income taxes has been revised to reflect the impact of these adjustments.

The following table is a reconciliation of net income as previously reported to amounts as restated for the periods indicated:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income, as previously reported	$672,000	$940,000

Adjustments to revenue:
Undelivered training element	(75,000)	—
Training performed	98,000	—
Consumables not shipped	(52,000)	—
Product delivered	55,000	—

Total revenue related adjustments	26,000	—

Adjustments to cost of revenue:
Employee compensation	18,000	(16,000)
Inventory	(33,000)	—
Product delivered	(8,000)	—
Other	—	(15,000)

Total cost of revenue related adjustments	(23,000)	(31,000)

Adjustments to sales and marketing expense:
Employee compensation	(24,000)	—
Other	—	(27,000)

Total sales and marketing expense related adjustments	(24,000)	(27,000)

Adjustments to general and administrative expense:
Sales tax	(40,000)	(66,000)
Penalties and interest on sales tax	(47,000)	(52,000)
Gain on abatement of penalties	62,000	—
Value-added tax	(15,000)	—
Employee compensation	(31,000)	64,000
Other	7,000	65,000

Total general and administrative expense related adjustments	(64,000)	11,000

Adjustments to income tax provision	29,000	—

Restated net income	$616,000	$893,000

Net income per share (restated):
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adjustments Not Impacting Stockholders’ Equity or Net Income

As of March 31, 2004, we have reclassified amounts from accrued liabilities to deferred revenue so that all deferred revenue items are included in the same balance sheet component. In addition, we reclassified our value added tax receivable included in prepaid expenses and other current assets as a reduction to our value added tax payable included in accrued liabilities. The adjustments not impacting stockholders’ equity as of December 31, 2003, including the adjustments to the balance sheets for prior periods, are more fully described in Note 3 to the consolidated financial statements filed in our Form 10-K with the SEC on the same date as this Form 10-Q/A has been filed.

We have corrected the presentation of certain amounts related to the training component included in our multiple element arrangements, which had incorrectly been classified as a reduction to sales and marketing expense when the training was performed, to revenue. We have corrected the presentation of the expenses for our training, which had incorrectly been classified as sales and marketing expense, to cost of revenue. Also, we corrected the presentation of the deferred gain on the sale of our building from net revenue to other income.

The following table sets forth selected consolidated balance sheet data, showing previously reported amounts, restatement adjustments not impacting stockholders’ equity and restatement adjustments impacting stockholders’ equity for the periods indicated.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheet Data

	March 31, 2004
	As Previously Reported	Adjustments Not Impacting Stockholders’ Equity	Adjustments Impacting Stockholders’ Equity	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$50,095,000	$—	$—	$50,095,000
Accounts receivable	6,205,000	—	—	6,205,000
Inventory	4,022,000	—	16,000	4,038,000
Deferred tax asset	1,079,000	—	429,000	1,508,000
Prepaid expenses and other current assets	1,117,000	(57,000)	—	1,060,000

Total current assets	62,518,000	(57,000)	445,000	62,906,000
Property, plant and equipment, net	1,988,000	—	—	1,988,000
Intangible assets, net	2,594,000	—	—	2,594,000
Goodwill	2,926,000	—	—	2,926,000
Deferred tax asset, net of current portion	12,241,000	—	1,232,000	13,473,000
Other assets	107,000	—	—	107,000

Total assets	$82,374,000	$(57,000)	$1,677,000	$83,994,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,024,000	$—	$(17,000)	$2,007,000
Accrued liabilities	4,967,000	(583,000)	800,000	5,184,000
Deferred revenue	490,000	526,000	265,000	1,281,000
Deferred gain on sale of building – current portion	63,000	—	—	63,000

Total current liabilities	7,544,000	(57,000)	1,048,000	8,535,000
Deferred gain on sale of building	63,000	—	—	63,000

Total liabilities	7,607,000	(57,000)	1,048,000	8,598,000

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	24,000	—	—	24,000
Additional paid-in capital	101,511,000	—	1,175,000	102,686,000
Accumulated other comprehensive loss	(159,000)	—	—	(159,000)
Accumulated deficit	(26,609,000)	—	(546,000)	(27,155,000)

Total stockholders’ equity	74,767,000	—	629,000	75,396,000

Total liabilities and stockholders’ equity	$82,374,000	$(57,000)	$1,677,000	$83,994,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheet Data

	December 31, 2003
	As Previously Reported	Adjustments Not Impacting Stockholders’ Equity	Adjustments Impacting Stockholders’ Equity	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,111,000	$—	$—	$11,111,000
Accounts receivable	5,771,000	—	—	5,771,000
Inventory	3,752,000	—	56,000	3,808,000
Deferred charges on products shipped	55,000	(55,000)	—	—
Deferred tax asset	1,079,000	—	429,000	1,508,000
Prepaid expenses and other current assets	1,528,000	(268,000)	—	1,260,000

Total current assets	23,296,000	(323,000)	485,000	23,458,000
Property, plant and equipment, net	1,973,000	—	—	1,973,000
Intangible assets, net	2,587,000	—	—	2,587,000
Goodwill	2,926,000	—	—	2,926,000
Deferred tax asset, net of current portion	12,678,000	—	(27,000)	12,651,000
Other assets	1,041,000	—	—	1,041,000

Total assets	$44,501,000	$(323,000)	$458,000	$44,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,792,000	$—	$—	$1,792,000
Accounts payable	3,590,000	223,000	(17,000)	3,796,000
Accrued liabilities	5,940,000	(1,111,000)	722,000	5,551,000
Customer deposits	223,000	(223,000)	—	—
Deferred revenue	144,000	788,000	297,000	1,229,000
Deferred gain on sale of building – current portion	63,000	—	—	63,000
Debt	888,000	—	—	888,000

Total current liabilities	12,640,000	(323,000)	1,002,000	13,319,000
Deferred gain on sale of building	79,000	—	—	79,000

Total liabilities	12,719,000	(323,000)	1,002,000	13,398,000

Stockholders’ equity:
Preferred stock				—
Common stock	22,000	—	—	22,000
Additional paid-in capital	59,188,000	—	(54,000)	59,134,000
Accumulated other comprehensive loss	(147,000)	—	—	(147,000)
Accumulated deficit	(27,281,000)	—	(490,000)	(27,771,000)

Total stockholders’ equity	31,782,000	—	(544,000)	31,238,000

Total liabilities and stockholders’ equity	$44,501,000	$(323,000)	$458,000	$44,636,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth selected consolidated statement of income data, showing previously reported amounts, restatement adjustments not impacting net income and restatement adjustments impacting net income for the periods indicated:

Consolidated Statement of Income Data

	Three Months Ended March 31, 2004
	As Previously Reported	Adjustments Not Impacting Net Income	Adjustments Impacting Net Income	As Restated
Net revenue	$14,425,000	$79,000	$26,000	$14,530,000
Cost of revenue	5,138,000	525,000	23,000	5,686,000

Gross profit	9,287,000	(446,000)	3,000	8,844,000

Other income, net	—	16,000	—	16,000

Operating expenses:
Sales and marketing	5,742,000	(430,000)	24,000	5,336,000
General and administrative	1,603,000	—	64,000	1,667,000
Engineering and development	772,000	—	—	772,000

Total operating expenses	8,117,000	(430,000)	88,000	7,775,000

Income from operations	1,170,000	—	(85,000)	1,085,000
Non-operating (loss) gain, net	(61,000)	—	—	(61,000)

Income before income taxes	1,109,000	—	(85,000)	1,024,000
Provision for income taxes	(437,000)	—	29,000	(408,000)

Net income	$672,000	$—	$(56,000)	$616,000

Net income per share:
Basic	$0.03	$—	$—	$0.03

Diluted	$0.03	$—	$—	$0.03

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Income Data

	Three Months Ended March 31, 2003
	As Previously Reported	Adjustments Not Impacting Net Income	Adjustments Impacting Net Income	As Restated
Net revenue	$9,214,000	$(16,000)	$—	$9,198,000
Cost of revenue	3,347,000	—	31,000	3,378,000

Gross profit	5,867,000	(16,000)	(31,000)	5,820,000

Other income, net	—	16,000	—	16,000

Operating expenses:
Sales and marketing	3,625,000	—	27,000	3,652,000
General and administrative	844,000	—	(11,000)	833,000
Engineering and development	512,000	—	—	512,000

Total operating expenses	4,981,000	—	16,000	4,997,000

Income from operations	886,000		(47,000)	839,000
Non-operating (loss) gain, net	54,000	—	—	54,000

Income before income taxes	940,000		(47,000)	893,000
Provision for income taxes	—	—	—	—

Net income	$940,000	$—	$(47,000)	$893,000

Net income per share:
Basic	$0.05	$—	$(0.01)	$0.04

Diluted	$0.04	$—	$—	$0.04

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth selected consolidated statement of cash flow data showing previously reported amounts and restated amounts for the periods indicated:

Consolidated Statements of Cash Flows Data

	Three Months Ended March 31,
	2004	2004	2003	2003
	As Previously Reported	Restated	As Previously Reported	Restated
Cash Flows From Operating Activities:
Net income	$672,000	$616,000	$940,000	$893,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	146,000	146,000	65,000	65,000
Gain on disposal of assets	(16,000)	(16,000)	(16,000)	(16,000)
Gain on foreign exchange contract	—	—	(22,000)	(22,000)
Provision for uncollectible accounts	17,000	17,000	148,000	148,000
Provision for inventory obsolescence	29,000	29,000	107,000	107,000
Deferred tax asset	437,000	407,000	—	—
Changes in assets and liabilities:
Accounts receivable	(451,000)	(451,000)	1,001,000	1,002,000
Inventory	(299,000)	(259,000)	(1,005,000)	(990,000)
Prepaid expenses and other assets	1,400,000	1,134,000	458,000	610,000
Accounts payable and accrued liabilities	(2,334,000)	(2,140,000)	(829,000)	(685,000)
Deferred revenue	(82,000)	36,000	(551,000)	(595,000)

Net cash (used in) provided by operating activities	(481,000)	(481,000)	296,000	517,000

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(134,000)	(134,000)	(39,000)	(39,000)
Business acquisition	(70,000)	(70,000)	—	—

Net cash used in investing activities	(204,000)	(204,000)	(39,000)	(39,000)

Cash Flows From Financing Activities:
Payment on line of credit	(1,792,000)	(1,792,000)	—	—
Payments on insurance notes	(888,000)	(888,000)	—	(156,000)
Proceeds from issuance of common stock, net of expenses	41,877,000	41,877,000	—	—
Proceeds from exercise of stock options and warrants	448,000	448,000	1,640,000	1,640,000

Net cash provided by financing activities	39,645,000	39,645,000	1,640,000	1,484,000
Effect of exchange rate changes on cash	24,000	24,000	(26,000)	(26,000)

Net increase in cash and cash equivalents	38,984,000	38,984,000	1,871,000	1,936,000
Cash and cash equivalents at beginning of period	11,111,000	11,111,000	3,940,000	3,875,000

Cash and cash equivalents at end of period	$50,095,000	$50,095,000	$5,811,000	$5,811,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $51,000 and $223,000 of customer deposits at March 31, 2004 and December 31, 2003 respectively.

Components of accrued liabilities were as follows:

	March 31, 2004 Restated	December 31, 2003 Restated
Payroll and benefits	$1,811,000	$2,090,000
Warranty expense	813,000	727,000
Sales tax	1,708,000	1,418,000
Amounts due to customers	301,000	205,000
Professional services	385,000	574,000
Other	166,000	537,000

Total accrued liabilities	$5,184,000	$5,551,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following unaudited data summarizes the results of operations for the period indicated as if the ADL acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets:

Three Months Ended March 31, 2003 Restated
Pro forma:
Net revenue	$9,610,000
Net income	730,000
Net income per share:
Basic	$0.04
Diluted	$0.03

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

NOTE 7 – COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	Three Months Ended
	March 31, 2004 Restated	March 31, 2003 Restated
Net income	$616,000	$893,000
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(12,000)	(26,000)

Comprehensive income	$604,000	$867,000

NOTE 8 – INCOME TAXES

As of December 31, 2003, the valuation reserves on our deferred tax assets were reduced and we recognized an income tax benefit and established deferred tax assets of $14.2 million. For the three months ended March 31, 2004, we have recorded a provision for income tax expense of $408,000 (restated) with a corresponding reduction of deferred tax assets. Income taxes will not be payable, subject to any alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.4 million (restated) as of December 31, 2003. For the three months ended March 31, 2003, we did not record a provision for income tax expense since we had not determined at that time that the realization of our deferred tax assets was more likely than not.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our manufacturing facilities in San Clemente, California, certain equipment and automobiles under operating lease arrangements. Future minimum rental commitments under operating leases as of March 31, 2004 for each of the years ending December 31 are as follows:

Restated
Remainder of 2004	$389,000
2005	510,000
2006	92,000
2007	8,000
2008	1,000

Total	$1,000,000

The future minimum rentals have been increased by $207,000 to restate for commitments that had been improperly excluded.

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

Diodem’s lawsuit against us alleges that our Waterlase product infringes upon the four patents that Diodem acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio also infringe upon the patents. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 77% of our revenue in the first quarter of 2004 and approximately 83% of our revenue for the year ended December 31, 2003. If Diodem successfully asserts an infringement claim against Hoya ConBio and OpusDent, it could reduce or eliminate royalties we might receive under licenses to those products, which have totaled approximately $372,000 since the acquisition of the American Dental Laser assets in May 2003. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with any certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

From time to time, we are involved in other legal proceedings incidental to our business. We believe that our pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Securities and Exchange Commission Inquiry

Following the restatement of our financial statements in September 2003, we received, in late October 2003, and subsequently in 2003 and 2004, informal requests from the SEC to voluntarily provide information relating to the restatement. We have provided information to the SEC and, if we receive any additional requests, we would cooperate in responding. In accordance with its normal practice, the SEC has not advised us if its inquiry has been concluded.

NOTE 10 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser, although it is the dentist who is our customer and to whom we market and sell and from whom we receive the initial binding purchase commitment. Approximately 37% and 30% of our revenue for the three months ended

March 31, 2004 and March 31, 2003, respectively, were generated from customers who financed their purchase through one leasing company. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net revenue for the three months ended March 31, 2004 and March 31, 2003.

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

Cautionary Statement With Respect To Forward-looking Information

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this quarterly report on Form 10-Q/A (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004, and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the application of our technology, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business or replace existing loans. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatements described in the Explanatory Note to this Form 10-Q/A and in Note 3 to our unaudited consolidated financial statements contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for the corresponding periods.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004 as well as the Summary of Significant Accounting Policies in Note 2 to the unaudited Consolidated Financial Statements included in this report. For the quarter ended March 31, 2004 there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Overview

We are one of the world’s leading dental laser companies. We design, manufacture and market proprietary dental laser systems that are designed to allow dentists, oral surgeons and other specialists to perform a broad range of common dental procedures, including cosmetic applications. Our systems provide superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills and other dental instruments. We have clearance from the U. S. Food and Drug Administration to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets. Since 1998, we have sold more than 2,000 laser systems in over 20 countries.

We have the following product lines: (i) Waterlase system; (ii) LaserSmile™ system; (iii) American Dental Laser products, including the Diolase, the new Diolase Plus™ and Pulsemaster® systems, and (iv) related accessories and disposables for use with our laser systems. Our principal product, the Waterlase system, is used for hard and soft tissue dental procedures, and can be used to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments. The LaserSmile system is used for a range of soft tissue procedures and tooth whitening. The Diolase, Diolase Plus and Pulsemaster systems are primarily used for soft tissue procedures. We also manufacture and sell accessories and disposables, such as handpieces, laser tips and tooth whitening gel, for use with our dental laser systems.

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

Three months ended March 31, 2004 (restated) compared with three months ended March 31, 2003 (restated)

The first quarter of 2004 saw a continuation of the strong increase in demand that we have been experiencing, with sales increasing 58% over the first quarter of 2003. Our priority continues to be on market penetration, which we believe is crucial given the large size of the potential market (over 500,000 practicing dentists in the developed countries of the world), the low penetration of laser technology, which we believe to be less than 2%, and our current position as one of the market leaders. As a result of the strong sales in the first quarter, we now expect sales for 2004 to be in the range of $69.0 million to $72.0 million, compared to $49.0 million in 2003.

The completion of our public offering of 2.5 million shares resulted in net proceeds of approximately $43.4 million and strengthened our financial position and liquidity. We intend to use this capital over the next several years to support our continued growth.

Operating income improved by 29% to $1.1 million compared to $839,000 for the first quarter of 2004 and 2003, respectively, despite greater general and administrative expenses which were due to our overall growth and to higher legal and accounting fees as well as higher insurance costs. Legal fees include costs related to the Diodem patent litigation. While the legal costs of this litigation did affect our operating margin this quarter, we believe that our technology and products do not infringe any valid patent rights owned by Diodem and we intend to vigorously defend against Diodem’s infringement claims and pursue our claims against Diodem.

Net income of $616,000, or $0.03 per diluted share, included a provision for income tax expense of $408,000 as a result of reducing the valuation reserves on our deferred tax assets in the previous quarter. Income taxes will not be payable, subject to alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.4 million as of December 31, 2003. Net income for the first quarter of 2003 was $893,000, or $0.04 per diluted share, without a provision for income tax.

Results of Operations—(restated)

The following table sets forth comparative statements of income data ($000):

	Restated				Percent of Revenue
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Increase (Decrease)	Percent Increase (Decrease)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net revenue	$14,530	$9,198	$5,332	58.0%	100.0%	100.0%
Cost of revenue	5,686	3,378	2,308	68.3	39.1	36.7

Gross profit	8,844	5,820	3,024	52.0	60.9	63.3

Other income	16	16	—	—	0.1	0.2
Operating expenses:
Sales and marketing	5,336	3,652	1,684	46.1	36.7	39.7
General and administrative	1,667	833	834	100.1	11.5	9.1
Engineering and development	772	512	260	50.8	5.3	5.6

Total operating expenses	7,775	4,997	2,778	55.6	53.5	54.4

Income from operations	1,085	839	246	29.3	7.5	9.1
Non-operating (loss) income	(61)	54	(115)	(213.0)	(0.4)	0.6

Income before tax	1,024	893	131	14.7	7.1	9.7
Provision for income tax	(408)	—	(408)	—	(2.8)	—

Net income	$616	$893	$(277)	(31.0)	4.3	9.7

Sales of lasers were seasonally slower in the first quarter of 2004 than the preceding fourth quarter of 2003, in line with our historical pattern of seasonality. In 2003, first quarter sales accounted for only 19% of total sales. However, sales for the first quarter of 2004 increased 58% over the first quarter of 2003 continuing a trend of quarter over prior year same quarter increases in excess of 50% for twelve of the past fourteen quarters and average increases in excess of 50% quarter over prior year same quarter since 1999.

Both domestic and international sales grew at approximately the same rate with domestic sales comprising approximately 81% of total sales for both the first quarter of 2004 and the first quarter of 2003. For the year, however, we expect international sales to increase relative to domestic sales.

Product mix also stayed relatively constant. Sales of our Waterlase system accounted for approximately 77% of sales for the first quarters of 2004 and 2003. For the year ended December 31, 2003 Waterlase system sales were 83%. We expect that our Waterlase system will continue to account for approximately 80% of total sales again for 2004.

Significant estimates affecting sales include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. Due to positive experience in the first quarter, the reserve decreased from $327,000 to $247,000.

Gross margin increased by 52% in the first quarter of 2004 aided by higher levels of sales but offset by increases in our cost structure from 2003. Gross margin decreased from 63% to 61% from the first quarter of 2003 to the first quarter of 2004, as a result of higher production costs and the costs of training associated with our multiple element arrangements which are classified as cost of revenue. Training negatively impacted gross margins for the first quarter of 2004 by 3%. Our manufacturing cost structure, except for the cost of materials, is relatively fixed. We expect that as the rate of sales increases for the balance of 2004, gross margin should improve as result of operating leverage. However, if international sales increase relative to domestic sales, as we expect they will, this will work to offset increases in gross margin from operating leverage because we sell to international dealers at a discount to compensate for sales and marketing expenses which they must incur. Our expectation is that for 2004 gross margin will remain consistent with the gross margin reported for the first quarter of 2004. Significant estimates affecting gross margin include the allowance for inventory obsolescence and accrued warranty expense. During the first quarter of 2004, the allowance for inventory obsolescence remained relatively unchanged. The provision for warranty expense was $253,000 in first quarter of 2004 compared to $290,000 for the first quarter of 2003. Gross margin is also affected by the reserve for sales returns which decreased from $327,000 at December 31, 2003 to $247,000 at March 31, 2004.

        Sales and marketing expenses increased 46% compared to a 58% increase in net revenue. While some of our sales and marketing costs are fixed, most are discretionary expenditures aimed at furthering our market penetration and positioning us for sustained long-term growth. Therefore, we do not reduce our discretionary expenditure level to match the short-term, anticipated seasonal slowdown in sales associated with the first quarter. Approximately one-third of the increase in absolute dollars for the first quarter of 2004 compared to the first quarter of 2003 is directly related to higher commission expenses on higher sales. Another third of the increase is due to the increase in sales staff, both domestic and international. As of March 31, 2004, we had 32 direct sales staff in North America and eight direct sales staff covering Europe. Although not a direct driver of cost increase, the increase in our international distributorships to 34 represents a significant increase since March 31, 2003 and broadens the foundation for future sales growth. Additions to our marketing infrastructure and increases in our participation in domestic and international trade shows and other sales events account for the final third of the cost increase in sales and marketing expenses.

Although we believe we are one of the market leaders in our industry, we must invest not only in traditional marketing but also in education to accomplish the paradigm shift that we seek. This is the reason we formed the World Clinical Laser Institute (WCLI) and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. In the first quarter of 2004, the WCLI held its largest ever conference with over 650 participants and over the course of 2004, through an additional six conferences, expects to reach a participation level of 1,500 of existing and potential customers as well as researchers and academicians. Although we charge tuition to customers to offset the cost of these conferences (included in revenue), the increasing number and size of WCLI conferences represents a substantial cost to us, a portion of which is included in cost of revenue and a portion of which is included in sales and marketing expense.

In 2003, we began piloting consumer marketing campaigns in California and other selected markets in the U.S. These pilots often involve a sharing of cost on the part of participating customers. Based on the positive feedback we have received, we intend to continue these pilots and may increase these efforts depending on the results achieved.

Sales and marketing expense as a percentage of sales was 36.7% and 39.7% for the quarters ended March 31, 2004 and 2003 respectively. Sales and marketing expense as a percentage of sales for 2001, 2002 and 2003 were 44.2%, 39.3% and 34.4%. However, sales for the first quarter of 2003 and for the years ended December 31, 2001, 2002 and 2003 were primarily on a cash basis whereas sales for the first quarter of 2004 were on an accrual basis. In order to properly assess the trend in sales and marketing expense as a percent of sales, we believe that a comparison of sales and marketing expense as a percentage of gross sales value (defined as actual units shipped multiplied by actual unit sales price) would provide a clearer picture of the trend in sales and marketing expense. Using this non-GAAP metric, sales and marketing expense as a percentage of gross sales value was 42.2% for the first quarter of 2003 and was 40.9%, 36.7% and 36.5% for the years ended December 31, 2001, 2002 and 2003 respectively. We expect that for 2004, sales and marketing expense will average approximately 35% of sales.

The level of general and administrative expenses was similar to that incurred in the previous two quarters, but represented a $834,000 or 100% increase over the first quarter of 2003. Major cost increases for the first quarter of 2004 compared to the first quarter of 2003 were legal fees, including legal fees related to the Diodem patent litigation, payroll expense, sales tax expense, audit fees and insurance costs and relate in many ways to our overall growth. Increases in these cost categories totaled approximately $767,000. The increase in our general and administrative expenses were offset by the $62,000 gain recorded on the abatement of penalties on sales tax during the three months ended March 31, 2004. We expect to continue to incur significant costs in these categories; and although the duration and amount of cost related to litigation is not predictable, we do not expect general and administrative expenses to vary appreciably for the remaining three quarters of 2004.

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

For the year ended December 31, 2003, we recorded an income tax benefit of $11.9 million as a result of reducing the valuation allowance on deferred tax assets which was included in our consolidated statements of income and an income tax benefit for the exercise of stock options of $2.2 million which was recorded to additional paid-in capital. The deferred tax assets consist primarily of net operating loss carryforwards. They had been fully reserved in prior periods due to the uncertainty of whether we would generate sufficient taxable income to realize the benefits of the assets. Based upon the level of our historical taxable income and the projection for future taxable income, we concluded that it was more likely than not that we would realize the benefits of these assets. In the first quarter of 2004, we recorded a provision for income tax expense of $408,000 with a corresponding reduction of deferred tax assets. There was no provision for income tax expense in the first quarter of 2003 due to the uncertainty at that time of whether we would generate sufficient taxable income to realize the benefits of the deferred tax assets. Although we will now record an accounting charge to measure the tax expense on taxable income, income taxes will not be payable, subject to any alternative minimum tax until we have utilized our net operating loss carryforwards, which were approximately $32.4 million at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had approximately $54.4 million in net working capital, an increase of $44.2 million from $10.2 million at December 31, 2003. Our principal source of liquidity at March 31, 2004 consisted of our cash balance of $50.1 million. For the three months ended March 31, 2004, our sources of cash were net proceeds of $43.4 million from our public offering and $448,000 from the exercise of stock options. During the quarter, we paid off our line of credit of $1.8 million and our insurance notes of $888,000. We also temporarily reduced our vendor payables by $1.8 million. Including the pay down in accounts payable, cash used in operations for the quarter was $481,000. For further details see the Unaudited Consolidated Statements of Cash Flows included in this Report.

Accounts receivable increased 8% or $434,000 in the first quarter and inventory increased 6% or $230,000. Days sales in receivables for the quarter averaged approximately 38 and inventory turnover averaged approximately 5.8.

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

We have available a $5.0 million revolving credit facility with a bank, which expires June 30, 2004. Borrowings under the facility bear interest at LIBOR plus 2.25% and are payable on demand upon expiration of the facility. Borrowings also subject us to certain covenants, including, among other things, maintaining a minimum tangible net worth, a specified ratio of current assets to current liabilities and a covenant to remain profitable.

We had no material commitments for capital expenditures as of March 31, 2004 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2004 for the years ending December 31:

	Restated
	March 31, 2004	Nine Months Ending December 31, 2004	Years Ending December 31,
			2005	2006	2007	2008
Operating leases	$1,000,000	$389,000	$510,000	$92,000	$8,000	$1,000

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all the other information in this report, in addition to other information contained in our other filings with the SEC, before making an investment decision about our common stock. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occurs, our business, operating results or financial condition could suffer, the trading price of our common stock could decline and you could lose all or part of your investment.

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

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the following:

•	variation in demand for our products, including variation due to seasonality

•	our ability to research, develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner

•	our ability to control costs

•	the size, timing, rescheduling or cancellation of orders from distributors

•	the introduction of new products by competitors

•	long sales cycles and fluctuations in sales cycles

•	the availability and reliability of components used to manufacture our products

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general

•	the mix of our domestic and international sales, and the risks and uncertainties associated with our international business

•	costs associated with any future acquisitions of technologies and businesses

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar provisions under applicable state laws

•	developments concerning the protection of our proprietary rights

•	general global economic and political conditions, including international conflicts and acts of terrorism

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

We restated our previously issued financial statements in September 2003 to reflect a change in the timing of revenue recognition. We have received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We have provided information to the SEC and, if we receive any additional requests for information, we would cooperate in responding. In accordance with its normal practice, the SEC has not advised us if its inquiry has been concluded. If the SEC elects to request additional information from the company or commence further proceedings, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. Net revenue to distributors accounted for approximately 13% of our total sales in 2003 and 17% of our total sales in 2002. No distributor accounted for more than 3% of our net sales in 2003 or 6% in 2002. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

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

International sales comprise a significant portion of our net sales and we intend to continue to pursue and expand our international business activities. International sales accounted for approximately 20% of our revenue in 2003 and approximately 23% of our revenue in 2002. Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. International operations, including our facility in Germany, are subject to many inherent risks, including:

•	adverse changes in tariffs

•	political, social and economic instability and increased security concerns

•	fluctuations in currency exchange rates

•	longer collection periods and difficulties in collecting receivables from foreign entities

•	exposure to different legal standards

•	ineffectiveness of international distributors

•	reduced protection for our intellectual property in some countries

•	burdens of complying with a variety of foreign laws

•	import and export license requirements and restrictions of the United States and each other country in which we operate

•	trade restrictions

•	the imposition of governmental controls

•	unexpected changes in regulatory or certification requirements

•	difficulties in staffing and managing international manufacturing and sales operations

•	potentially adverse tax consequences and the complexities of foreign value added tax systems

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

As part of our business strategy, we may acquire one or more businesses, products or technologies. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

•	we may encounter difficulties in assimilating and integrating the operations, products and workforce of the acquired companies

•	acquisitions may negatively impact our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets

•	acquisitions may be dilutive to our existing stockholders

•	acquisitions may disrupt our ongoing business and distract our management

•	key personnel of the acquired company may decide not to work for us

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and have determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2003, approximately $32.4 million of net operating loss carryforwards was available to us for federal income tax purposes. Of this amount, approximately $27.7 million is available to offset 2004 federal taxable income or the taxable income generated in future years. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any future ownership changes qualifying under Section 382 may similarly affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, our income will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

The issuance of any preferred stock may:

•	delay, defer or prevent a change in control of BIOLASE

•	discourage bids for the common stock at a premium over the market price of our common stock

•	adversely affect the voting and other rights of the holders of our common stock

•	discourage acquisition proposals or tender offers for our shares

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

(a) As more fully described in the Explanatory Note of this Form 10-Q/A and in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we have restated our financial statements for the full 2002 fiscal year, the first, second, third and fourth fiscal quarters of 2003, the full 2003 fiscal year, and the first, second and third fiscal quarters of 2004.

As described more fully in our Management’s Report on Internal Control over Financial Reporting set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified internal control deficiencies that individually or collectively constitute material weaknesses in our internal control over financial reporting. Management currently is implementing certain remedial measures identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, and intends to implement the remaining remedial measures during the course of 2005. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals. While we are implementing changes to our controls environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report on Internal Control over Financial Reporting. Please see Part I, Item 2. “Management’s Discussion and Analysis—Risk Factors—Our internal controls and procedures need to be improved” contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In light of the material weaknesses referenced below and in Management’s Report on Internal Control over Financial Reporting included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, which were also in existence as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. However, our Chief Executive Officer and our Chief Financial Officer believe that the remedial measures described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, when implemented, will be effective to address the material weaknesses described in Management’s Report on Internal Control over Financial Reporting and should allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

There were material weaknesses in our internal control over financial reporting as of the end of the period covered by this Form 10-Q/A, which have subsequently been remediated and are operating effectively as of December 31, 2004. During the quarter ended March 31, 2004, we did not have effective controls over the completeness and accuracy of accrued payroll and sales tax and the related expense accounts. This resulted in adjustments to the consolidated financial statements for the quarter ended March 31, 2004 as described in Note 3 to the unaudited consolidated financial statements included in this Form 10-Q/A. Additionally, these control deficiencies could result in a material misstatement to accrued payroll and sales tax and the related expense accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined these control deficiencies constitute material weaknesses.

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

In response to our lawsuit against Diodem, on May 5, 2003, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California. The other parties to this lawsuit are American Medical Technologies, Inc. (“AMT”), Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. OpusDent and Hoya ConBio manufacture and sell dental lasers pursuant to patents originally licensed to them by AMT. We acquired the licensed patents and related license agreements in our acquisition of the American Dental Laser product line from AMT. Diodem’s lawsuit against us alleges that our Waterlase product infringes upon the four patents that Diodem acquired from Premier Laser. Diodem also alleges that the products sold by OpusDent and Hoya ConBio also infringe upon the patents. Diodem’s infringement suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. If Diodem successfully asserts an infringement claim against us, our operations may be significantly impacted, especially to the extent that it affects our right to use the technology incorporated in our Waterlase system, which accounted for approximately 77% of our revenue in the first quarter of 2004 and approximately 83% of our revenue of the year ended December 31, 2003. If Diodem successfully asserts an infringement claim against Hoya ConBio and OpusDent, it could reduce or eliminate royalties we might receive under licenses to those products, which have totaled approximately $372,000 since the acquisition of the American Dental Laser assets in May 2003. Both of these lawsuits are in their preliminary stages, and may proceed for an extended period of time. Although the outcome of these actions cannot be determined with any certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem. No amounts have been recorded in the consolidated financial statements relating to the outcome of this matter.

Although the outcome of these actions cannot be determined with certainty, we believe our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to continue to vigorously defend against Diodem’s infringement action and pursue our declaratory relief action against Diodem.

We are not currently subject to any other material pending or threatened legal proceedings.

ITEM 6.	EXHIBITS

Exhibits	Description

31.1	Certification of Robert E. Grant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of John W. Hohener Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Robert E. Grant Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John W. Hohener Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 19, 2005

BIOLASE TECHNOLOGY, INC.,
a Delaware corporation

By:	/s/ JOHN W. HOHENER
John W. Hohener Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)