Form 10-Q/A
period 2004-06-30
BIOLASE TECHNOLOGY INC
filed 2005-07-19
CIK 811240

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

BIOLASE TECHNOLOGY, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2004, and is being filed to reflect the restatement of our consolidated financial statements for the three and six months ended June 30, 2004 and 2003, as discussed in Note 3 thereto.

As reported in the Form 8-K filed May 20, 2005, we decided to restate our financial statements after reaching the conclusion that we had under accrued sales tax and related penalties and interest for fiscal 2002. The impact of these sales tax and related adjustments that impacted 2002, 2003 and the first three quarters of 2004, as well as other adjustments in the areas of value-added tax (“VAT”), payroll and related accruals, deferred revenue, and other accrued liabilities have led our management to recommend, and our Audit Committee to conclude, that the consolidated financial statements as of and for the years ended December 31, 2003 and 2002 the four quarters of 2003 and the first three quarters of 2004 also need to be restated.

We are restating the unaudited consolidated financial statements in this Form 10-Q/A to correct for the following items:

•	Under accrual of sales tax, and penalties and interest, and the reflection of subsequent abatement for a portion of the penalties and interest

•	Refunds that were recorded for VAT, understating our VAT payable

•	Training services and consumables in our multiple element arrangements for which these applicable elements of revenue were overstated

•	Recognition of revenue on a Waterlase system that was not fully functional at the time of shipment

•	Write-off of an accounts receivable balance for which revenue was improperly recognized

•	Accruals for bonuses, commissions, payroll, health and dental insurance and vacation

•	Understatement of our excess and obsolete reserve for items that had previously been reserved

•	Recording cost of raw materials

•	Adjustments identified but not originally recorded that were previously determined to be immaterial

Except for the foregoing amended information required to reflect the effects of the restated consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I – Item 1 – Financial Statements (unaudited)

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 – Controls and Procedures

The restated consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 will be included in our Form 10-K as of and for the year ended December 31, 2004. The restatement of the other quarterly and year-to-date periods for 2003 and 2004 will be included in amendments to our Form 10-Q/A for the quarters ended March 31, 2004 and September 30, 2004.

Concurrently with the filing of this Form 10-Q/A, we are filing with the SEC the Form 10-K as of and for the year ended December 31, 2004, which includes the financial statements as of December 31, 2003 and the two years ended December 31, 2003, on a restated basis, and the Form 10-Q/A for the first and third quarters of 2004 to reflect changes required as a result of the restatements described above. No amendments have been made to our previously filed Annual Reports on Form 10-K for fiscal years 2002 or 2003, or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and therefore they should not be relied upon.

BIOLASE®, Pulsemaster® and WaterLase® are registered trademarks, and LaserSmile™ and Diolase Plus™ are trademarks, of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	JUNE 30, 2004	DECEMBER 31, 2003
	RESTATED	RESTATED
ASSETS
Current assets:
Cash and cash equivalents	$5,374,000	$11,111,000
Short-term investments	9,942,000	—
Accounts receivable, less allowance of $57,000 and $64,000 in 2004 and 2003, respectively	8,794,000	5,771,000
Inventory	5,077,000	3,808,000
Deferred tax asset	1,508,000	1,508,000
Prepaid expenses and other current assets	869,000	1,260,000

Total current assets	31,564,000	23,458,000
Investments	34,751,000	—
Property, plant and equipment, net	2,046,000	1,973,000
Intangible assets, net	2,532,000	2,587,000
Goodwill	2,926,000	2,926,000
Deferred tax asset, net of current portion	13,078,000	12,651,000
Other assets	31,000	1,041,000

Total assets	$86,928,000	$44,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,620,000	$3,796,000
Accrued liabilities	4,873,000	5,551,000
Line of credit	—	1,792,000
Deferred revenue	1,803,000	1,229,000
Deferred gain on sale of building – current portion	63,000	63,000
Debt	—	888,000

Total current liabilities	10,359,000	13,319,000
Deferred gain on sale of building	47,000	79,000

Total liabilities	10,406,000	13,398,000

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; issued and outstanding—24,304,000 shares in 2004 and 21,559,000 shares in 2003	24,000	22,000
Additional paid-in capital	103,107,000	59,134,000
Accumulated other comprehensive loss	(307,000)	(147,000)
Accumulated deficit	(26,302,000)	(27,771,000)

Total stockholders’ equity	76,522,000	31,238,000

Total liabilities and stockholders’ equity	$86,928,000	$44,636,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	RESTATED 2004	RESTATED 2003	RESTATED 2004	RESTATED 2003
Net revenue	$14,738,000	$10,346,000	$29,268,000	$19,544,000
Cost of revenue	5,616,000	4,099,000	11,302,000	7,477,000

Gross profit	9,122,000	6,247,000	17,966,000	12,067,000

Other income, net	16,000	16,000	32,000	32,000

Operating expenses:
Sales and marketing	5,664,000	3,608,000	11,000,000	7,260,000
General and administrative	1,560,000	1,087,000	3,227,000	1,920,000
Engineering and development	706,000	521,000	1,478,000	1,033,000

Total operating expenses	7,930,000	5,216,000	15,705,000	10,213,000

Income from operations	1,208,000	1,047,000	2,293,000	1,886,000
Non-operating income, net	210,000	58,000	149,000	112,000

Income before income taxes	1,418,000	1,105,000	2,442,000	1,998,000
Provision for income taxes	(565,000)	(13,000)	(973,000)	(13,000)

Net income	$853,000	$1,092,000	$1,469,000	$1,985,000

Net income per share:
Basic	$0.04	$0.05	$0.06	$0.10

Diluted	$0.03	$0.05	$0.06	$0.09

Shares used in the calculation of net income per share:
Basic	24,274,000	21,175,000	23,365,000	20,781,000

Diluted	25,374,000	23,093,000	24,582,000	22,623,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	RESTATED	RESTATED
Cash Flows From Operating Activities:
Net income	$1,469,000	$1,985,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	299,000	138,000
Gain on disposal of assets	(32,000)	(31,000)
Gain on foreign exchange contract	—	(22,000)
Provision for uncollectible accounts	17,000	84,000
Provision for inventory obsolescence	87,000	171,000
Deferred tax asset	973,000	13,000
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,040,000)	(468,000)
Inventory	(1,356,000)	(761,000)
Prepaid expenses and other assets	1,401,000	202,000
Accounts payable and accrued liabilities	(854,000)	(73,000)
Deferred revenue	574,000	437,000

Net cash (used in) provided by operating activities	(462,000)	1,675,000

Cash Flows From Investing Activities:
Purchase of investments	(44,751,000)	—
Additions to property, plant and equipment	(291,000)	(136,000)
Business acquisition	(70,000)	(1,825,000)

Net cash used in investing activities	(45,112,000)	(1,961,000)

Cash Flows From Financing Activities:
Borrowings on line of credit	—	1,792,000
Payment on line of credit	(1,792,000)	(1,792,000)
Payments on debt	(888,000)	(289,000)
Proceeds from issuance of common stock, net of expenses	41,868,000	—
Proceeds from exercise of stock options and warrants	707,000	3,401,000

Net cash provided by financing activities	39,895,000	3,112,000

Effect of exchange rate changes on cash	(58,000)	(55,000)
Net (decrease) increase in cash and cash equivalents	(5,737,000)	2,771,000
Cash and cash equivalents at beginning of period	11,111,000	3,875,000

Cash and cash equivalents at end of period	$5,374,000	$6,646,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$20,000	$24,000

Cash paid during the period for taxes	$59,000	$2,000

Noncash financing activities:
Business acquisition, net assets acquired	$—	$5,846,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and have been restated (Note 3). The accompanying consolidated balance sheet as of December 31, 2003 has also been restated (Note 3). The unaudited consolidated financial statements include the accounts of BIOLASE® Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the audited annual consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly state the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on the same date as this Form 10-Q/A has been filed.

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

We adopted EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase® includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. We apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. Included in deferred revenue as of June 30, 2004 and December 31, 2003 was $1,384,000 (restated) and $887,000 (restated), respectively, of deferred revenue attributable to the undelivered elements which primarily consist of training and installation.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of June 30, 2004 and December 31, 2003 is $419,000 and $342,000, respectively, of deferred revenue for our extended warranty contracts.

Although all sales are final, we accept returns of products in certain circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of revenue. As of June 30, 2004 and December 31, 2003, respectively, $329,000 and $327,000 was recorded as a reduction of accounts receivable.

Provision for Warranty Expense

Products sold directly to end-users are under warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months with additional coverage

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on certain components for up to two years. We estimate warranty costs at the time of product shipment based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue.

Changes in the product warranty accrual, including expenses incurred under our initial and extended warranties, for the six months ended June 30, 2004 and 2003 were as follows:

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

On December 31, 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148, requires more prominent and more frequent disclosures about the effects of stock-based compensation by presenting pro forma net income (loss), pro forma net income (loss) per share and other disclosures concerning our stock-based compensation plan.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2004	Restated 2003	Restated 2004	Restated 2003
Reported net income	$853,000	$1,092,000	$1,469,000	$1,985,000
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(472,000)	(435,000)	(949,000)	(794,000)

Pro-forma net income	$381,000	$657,000	$520,000	$1,191,000

Basic net income per share:
Reported	$0.04	$0.05	$0.06	$0.10
Pro-forma	$0.02	$0.03	$0.02	$0.06
Diluted net income per share:
Reported	$0.03	$0.05	$0.06	$0.09
Pro-forma	$0.01	$0.03	$0.02	$0.05

The pro-forma net income has been revised to reflect the restatement of our unaudited consolidated financial statements described in Note 3 and to reflect revisions in the calculation to stock-based employee compensation expense.

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected term (years)	3.50	3.50	3.50	3.50
Volatility	65%	80%	65%	80%
Annual dividend per share	0%	0%	0%	0%
Risk free interest rate	3.11%	1.92%	3.00%	1.94%
Weighted average fair value	$6.49	$6.44	$6.79	$6.08

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

Stock options totaling 74,000 and 65,000 for the three and six months ended June 30, 2004, respectively, and stock options totaling 30,000 and 226,000 for the three and six months ended June 30, 2003, respectively, were not included in the diluted earnings per share amounts as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Restated	2003 Restated	2004 Restated	2003 Restated
Weighted average shares outstanding—basic	24,274,000	21,175,000	23,365,000	20,781,000
Dilutive effect of stock options and warrants	1,100,000	1,918,000	1,217,000	1,842,000

Weighted average shares outstanding—diluted	25,374,000	23,093,000	24,582,000	22,623,000

The dilutive effect of stock options and warrants was decreased by 794,000 and increased by 56,000 for the three months ended June 30, 2004 and 2003, respectively. The dilutive effect of stock options and warrants was decreased by 871,000 and increased by 177,000 for the six months ended June 30, 2004 and 2003, respectively. These changes were made to reflect a revision in the calculation.

Inventory

We value inventory at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventory and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Components of inventory, net of an allowance for excess and obsolete items of $293,000 and $246,000 as of June 30, 2004 and December 31, 2003, respectively, were as follows:

	June 30, 2004 Restated	December 31, 2003 Restated
Materials	$2,444,000	$1,725,000
Work-in-process	1,034,000	894,000
Finished goods	1,599,000	1,189,000

Inventory	$5,077,000	$3,808,000

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Non-operating income (loss), net

Non-operating income (loss), net consists of interest income and expense and foreign currency gains and losses. The operations and cash flows of our German subsidiary, for which the euro is the functional currency, are translated to U.S. dollars at average exchange rates during the period and its assets and liabilities are translated at the end-of-period exchange rates. Translation gains or losses related to our Germany subsidiary are shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency gains or losses relating to sales and purchase transactions which are denominated in other than U.S. dollars are shown as a net gain or loss in the consolidated statements of income.

The following table presents details of non-operating income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Restated	2003	2004 Restated	2003
Gain on foreign currency transactions	$79,000	$62,000	$32,000	$108,000
Gain on forward exchange contract	—	—	—	22,000
Interest income	131,000	8,000	138,000	13,000
Interest expense	—	(12,000)	(21,000)	(31,000)

	$210,000	$58,000	$149,000	$112,000

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

On May 20, 2005, we announced the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, the four quarters of 2003, and the first, second and third quarters of 2004. The unaudited consolidated financial statements included in this Form 10-Q/A for the three and six months ended June 30, 2004 and 2003 are restated to correct for the following errors:

Adjustments Impacting Stockholders’ Equity or Net Income

Revenue

During the fourth quarter of 2003, we did not identify all revenue transactions that contained a training element to be performed after product shipment. This resulted in us recognizing revenue before we had performed the related services and resulted in an overstatement of revenue in the period the product was shipped. As a result, we decreased revenue for the undelivered training that had not been performed during the three and six months ended June 30, 2004 and recognized revenue for training that had been performed during the three and six months ended June 30, 2004, which had originally been recorded as a reduction to sales and marketing expense. There were no adjustments for the three and six months ended June 30, 2003.

During the first and second quarters of 2004, we improperly recognized revenue on consumables that had not been shipped in the period the revenue was recognized. As a result, we have reduced revenue and increased deferred revenue for the three and six months ended June 30, 2004 and 2003.

During the fourth quarter of 2003, we did not identify a Waterlase system that was not fully functional at the time of shipment which resulted in the overstatement of revenue and cost of revenue. As a result, we decreased revenue and cost of revenue in the fourth quarter of 2003 and recognized the revenue and cost of revenue in the first quarter of 2004 when the final part required for functionality was delivered.

Cost of revenue

Adjustments were made to reduce inventory and increase the cost of revenue during the three months ended June 30, 2004 resulting from errors in recording inventory cost. For the six months ended June 30, 2004 we reduced inventory and increased cost of revenue for items that had previously been reserved.

General and administrative expense

Sales tax liability, related penalties and interest, and gains recognized on the abatement of certain penalties and interest

We charged our customers sales tax on purchases, but were late in filing sales tax returns and remitting amounts collected to certain states from 1998 to 2004. Additionally, the sales tax liability we recorded was understated. In accordance with the applicable accounting rules we are required to accrue, as a liability, interest and penalties under the applicable statutes, on late filings for which payment of sales tax has not been made. We have restated the consolidated financial statements for the three and six months ended June 30, 2004 and 2003 to accrue these penalties and interest as a liability and to adjust for the under accrual of sales tax expense. During the three and six months ended June 30, 2004, we reached agreements with certain states and were relieved from our liability to pay certain of the penalties and interest. Accordingly, we recognized a gain for the difference between the amount of penalties and interest that we had accrued as a liability and the amount we will pay to those states.

Value-added tax

We determined that certain refunds previously claimed on our value-added tax (VAT) tax returns and refunds recorded as a reduction of our VAT liability, would be disallowed due to the improper collection of value-added tax information required at the time of product shipment. As a result, we increased our operating expense to properly reflect our liability for these items for the three and six months ended June 30, 2004 and 2003.

Employee compensation

As a result of various errors in recording payroll expense, health and dental insurance, vacation expense and bonus expense during the three and six months ended June 30, 2004 and 2003, we understated net income during the three and six months ended June 30, 2004, overstated net income during the three months ended June 30, 2003, and understated net income for the six months ended June 30, 2003.

Other

During 2002, we identified but did not originally record adjustments determined to be immaterial individually and in the aggregate.

        During the first quarter of 2004, we wrote off a receivable for a service part that was never delivered. We reduced the revenue in the third quarter of 2003, and in the first quarter of 2004 eliminated the write off related to this service part.

Foreign Exchange Rate

The weighted average exchange rates used to translate the results of our German subsidiary, for which the local currency is the functional currency, were improperly calculated.

Income Taxes

The provision for income taxes has been revised to reflect the impact of the errors listed above. For the three and six months ended June 30, 2004, the annual effective tax rate was applied to the as restated income before income taxes resulting in an increase to the provision for income taxes and a decrease in deferred tax assets. For the three and six months ended June 30, 2003, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization, excluding the deferred tax liability that arises as a result of the amortization of goodwill and our indefinite-lived intangible asset that are deductible for tax purposes. As a result, we recorded a $13,000 provision for income taxes for the three and six months ended June 30, 2003. We also increased deferred tax assets for the stock option deduction benefit recorded to additional paid-in-capital for options exercised during the six months ended June 30, 2004.

The net effect of these errors is to decrease revenue by $71,000 and decrease revenue by $45,000, to increase cost of revenue by $43,000 and $66,000, to decrease operating expenses by $338,000 and $250,000, and to increase components of net income for the effects of foreign currency by $17,000 and $17,000, for the three and six months ended June 30, 2004, respectively. For 2003, the net effect of the adjustments is to decrease revenue by $13,000 and $13,000, to increase cost of revenue by $84,000 and $115,000, and to increase operating expenses by $51,000 and $67,000 for the three and six months ended June 30, 2003, respectively. The provision for income taxes has been revised to reflect the impact of these adjustments.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a reconciliation of net income as previously reported to amounts as restated for the periods indicated:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income as previously reported	$716,000	$1,253,000	$1,388,000	$2,193,000

Adjustments to revenue:
Undelivered training element	(29,000)	—	(104,000)	—
Training performed	42,000	—	140,000	—
Consumables not shipped	(84,000)	(13,000)	(136,000)	(13,000)
Product delivered	—	—	55,000	—

Total revenue related adjustments	(71,000)	(13,000)	(45,000)	(13,000)

Adjustments to cost of revenue:
Employee compensation	(26,000)	(17,000)	(8,000)	(33,000)
Inventory	(17,000)	—	(50,000)	—
Product delivered	—	—	(8,000)	—
Other	—	(67,000)	—	(82,000)

Total cost of revenue related adjustments	(43,000)	(84,000)	(66,000)	(115,000)

Adjustments to sales and marketing expense:
Employee compensation	52,000	—	28,000	—
Other	—	—	—	(27,000)

Total sales and marketing expense related adjustments	52,000	—	28,000	(27,000)

Adjustments to general and administrative expense:
Sales tax	(12,000)	12,000	(52,000)	(54,000)
Penalties and interest on sales tax	(47,000)	(60,000)	(94,000)	(112,000)
Gain on abatement of sales tax liability	196,000	—	258,000	—
Value-added tax	(9,000)	(11,000)	(24,000)	(11,000)
Employee compensation	158,000	8,000	127,000	72,000
Other	—	—	7,000	65,000

Total general and administrative expense related adjustments	286,000	(51,000)	222,000	(40,000)

Adjustments to income tax provision	(104,000)	(13,000)	(75,000)	(13,000)

Foreign exchange rate adjustments (A)	17,000	—	17,000	—

Restated net income	$853,000	$1,092,000	$1,469,000	$1,985,000

Net income per share (restated):
Basic	$0.04	$0.05	$0.06	$0.10
Diluted	$0.03	$0.05	$0.06	$0.09

(A)	This amount represents the net impact to the statements of income for errors in translation. The impact to each account is included in the statements of income included elsewhere in Note 3.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adjustments Not Impacting Stockholders’ Equity or Net Income

As of June 30, 2004, we have reclassified amounts from accrued liabilities to deferred revenue so that all deferred revenue items are included in the same balance sheet component. In addition, we reclassified our value added tax receivable included in prepaid expenses and other current assets as a reduction to our value added tax payable included in accrued liabilities. The adjustments not impacting stockholders’ equity as of December 31, 2003, including the adjustments to the balance sheets for prior periods, are more fully described in Note 3 to the consolidated financial statements filed in our Form 10-K with the SEC on the same date as this Form 10-Q/A has been filed.

We have corrected the presentation of certain amounts related to the training component included in our multiple element arrangements, which had incorrectly been classified as a reduction to sales and marketing expense when the training was performed, to revenue. We have corrected the presentation of the expenses for our training, which had incorrectly been classified as sales and marketing expense, to cost of revenue. We corrected the presentation of commissions paid to distributors that were improperly recorded as sales and marketing expense as a reduction of revenue. Also, we corrected the presentation of the deferred gain on the sale of our building from net revenue to other income.

The following table sets forth selected consolidated balance sheet data, showing previously reported amounts, restatement adjustments not impacting stockholders’ equity and restatement adjustments impacting stockholders’ equity for the periods indicated.

Consolidated Balance Sheet Data

	June 30, 2004
	As Previously Reported	Adjustments Not Impacting Stockholders’ Equity	Foreign Exchange Rate Adjustments	Other Adjustments Impacting Stockholders’ Equity	As Restated
Current assets:
Cash and cash equivalents	$5,374,000	$—	$—	$—	$5,374,000
Short term investments	9,942,000	—	—	—	9,942,000
Accounts receivable	8,794,000	—	—	—	8,794,000
Inventory	5,078,000	—	—	(1,000)	5,077,000
Deferred tax asset	1,079,000	—	—	429,000	1,508,000
Prepaid expenses and other current assets	1,089,000	(220,000)	—	—	869,000

Total current assets	31,356,000	(220,000)	—	428,000	31,564,000
Investments	34,751,000	—	—	—	34,751,000
Property, plant and equipment, net	2,046,000	—	—	—	2,046,000
Intangible assets, net	2,532,000	—	—	—	2,532,000
Goodwill	2,926,000	—	—	—	2,926,000
Deferred tax asset, net of current portion	11,784,000	—	—	1,294,000	13,078,000
Other assets	31,000	—	—	—	31,000

Total assets	$85,426,000	$(220,000)	$—	$1,722,000	$86,928,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,637,000	$—	$—	$(17,000)	$3,620,000
Accrued liabilities	5,356,000	(966,000)	—	483,000	4,873,000
Deferred revenue	721,000	746,000	—	336,000	1,803,000
Deferred gain on sale of building – current portion	63,000	—	—	—	63,000

Total current liabilities	9,777,000	(220,000)	—	802,000	10,359,000
Deferred gain on sale of building	47,000	—	—	—	47,000

Total liabilities	9,824,000	(220,000)	—	802,000	10,406,000

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	24,000	—	—	—	24,000
Additional paid-in capital	101,761,000	—	—	1,346,000	103,107,000
Accumulated other comprehensive loss	(290,000)	—	(17,000)	—	(307,000)
Accumulated deficit	(25,893,000)	—	17,000	(426,000)	(26,302,000)

Total stockholders’ equity	75,602,000	—	—	920,000	76,522,000

Total liabilities and stockholders’ equity	$85,426,000	$(220,000)	$—	$1,722,000	$86,928,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheet Data

	December 31, 2003
	As Previously Reported	Adjustments Not Impacting Stockholders’ Equity	Adjustments Impacting Stockholders’ Equity	As Restated
Current assets:
Cash and cash equivalents	$11,111,000	$—	$—	$11,111,000
Accounts receivable	5,771,000	—	—	5,771,000
Inventory	3,752,000	—	56,000	3,808,000
Deferred charges on products shipped	55,000	(55,000)	—	—
Deferred tax asset	1,079,000	—	429,000	1,508,000
Prepaid expenses and other current assets	1,528,000	(268,000)	—	1,260,000

Total current assets	23,296,000	(323,000)	485,000	23,458,000
Property, plant and equipment, net	1,973,000	—	—	1,973,000
Intangible assets, net	2,587,000	—	—	2,587,000
Goodwill	2,926,000	—	—	2,926,000
Deferred tax asset, net of current portion	12,678,000	—	(27,000)	12,651,000
Other assets	1,041,000	—	—	1,041,000

Total assets	$44,501,000	$(323,000)	$458,000	$44,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,590,000	$223,000	$(17,000)	$3,796,000
Accrued liabilities	5,940,000	(1,111,000)	722,000	5,551,000
Line of credit	1,792,000	—	—	1,792,000
Customer deposits	223,000	(223,000)	—	—
Deferred revenue	144,000	788,000	297,000	1,229,000
Deferred gain on sale of building – current portion	63,000	—	—	63,000
Debt	888,000	—	—	888,000

Total current liabilities	12,640,000	(323,000)	1,002,000	13,319,000
Deferred gain on sale of building	79,000	—	—	79,000

Total liabilities	12,719,000	(323,000)	1,002,000	13,398,000

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	22,000	—	—	22,000
Additional paid-in capital	59,188,000	—	(54,000)	59,134,000
Accumulated other comprehensive loss	(147,000)	—	—	(147,000)
Accumulated deficit	(27,281,000)	—	(490,000)	(27,771,000)

Total stockholders’ equity	31,782,000	—	(544,000)	31,238,000

Total liabilities and stockholders’ equity	$44,501,000	$(323,000)	$458,000	$44,636,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth selected consolidated statement of income data showing previously reported amounts, restatement adjustments not impacting net income and restatement adjustments impacting net income for the periods indicated:

Consolidated Statement of Income Data

	Three Months Ended June 30, 2004
	As Previously Reported	Adjustments Not Impacting Net Income	Foreign Exchange Rate Adjustments	Other Adjustments Impacting Net Income	As Restated
Net revenue	$14,805,000	$4,000	$—	$(71,000)	$14,738,000
Cost of revenue	5,104,000	475,000	(6,000)	43,000	5,616,000

Gross profit	9,701,000	(471,000)	6,000	(114,000)	9,122,000
Other income, net	—	16,000	—	—	16,000

Operating expenses:
Sales and marketing	6,182,000	(455,000)	(11,000)	(52,000)	5,664,000
General and administrative	1,848,000	—	(2,000)	(286,000)	1,560,000
Engineering and development	706,000	—	—	—	706,000

Total operating expenses	8,736,000	(455,000)	(13,000)	(338,000)	7,930,000

Income from operations	965,000	—	19,000	224,000	1,208,000
Non-operating gain (loss), net	212,000	—	(2,000)	—	210,000

Income before income taxes	1,177,000	—	17,000	224,000	1,418,000
Provision for income taxes	(461,000)	—	—	(104,000)	(565,000)

Net income	$716,000	$—	$17,000	$120,000	$853,000

Net income per share:
Basic	$0.03	$—	$—	$0.01	$0.04

Diluted	$0.03	$—	$—	$—	$0.03

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Income Data

	Three Months Ended June 30, 2003
	As Previously Reported	Adjustments Not Impacting Net Income	Adjustments Impacting Net Income	As Restated
Net revenue	$10,375,000	$(16,000)	$(13,000)	$10,346,000
Cost of revenue	4,015,000	—	84,000	4,099,000

Gross profit	6,360,000	(16,000)	(97,000)	6,247,000
Other income, net	—	16,000	—	16,000

Operating expenses:
Sales and marketing	3,608,000	—	—	3,608,000
General and administrative	1,036,000	—	51,000	1,087,000
Engineering and development	521,000	—	—	521,000

Total operating expenses	5,165,000	—	51,000	5,216,000

Income from operations	1,195,000	—	(148,000)	1,047,000
Non-operating gain (loss), net	58,000	—	—	58,000

Income before income taxes	1,253,000	—	(148,000)	1,105,000
Provision for income taxes	—	—	(13,000)	(13,000)

Net income	$1,253,000	$—	$(161,000)	$1,092,000

Net income per share:
Basic	$0.06	$—	$(0.01)	$0.05

Diluted	$0.05	$—	$—	$0.05

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Income Data

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustments Not Impacting Net Income	Foreign Exchange Rate Adjustments	Other Adjustments Impacting Net Income	As Restated
Net revenue	$29,230,000	$83,000	$—	$(45,000)	$29,268,000
Cost of revenue	10,242,000	1,000,000	(6,000)	66,000	11,302,000

Gross profit	18,988,000	(917,000)	6,000	(111,000)	17,966,000
Other income, net	—	32,000	—	—	32,000

Operating expenses:
Sales and marketing	11,924,000	(885,000)	(11,000)	(28,000)	11,000,000
General and administrative	3,451,000	—	(2,000)	(222,000)	3,227,000
Engineering and development	1,478,000	—	—	—	1,478,000

Total operating expenses	16,853,000	(885,000)	(13,000)	(250,000)	15,705,000

Income from operations	2,135,000	—	19,000	139,000	2,293,000
Non-operating gain, net	151,000	—	(2,000)	—	149,000

Income before income taxes	2,286,000	—	17,000	139,000	2,442,000
Provision for income taxes	(898,000)	—	—	(75,000)	(973,000)

Net income	$1,388,000	$—	$17,000	$64,000	$1,469,000

Net income per share:
Basic	$0.06	$—	$—	$—	$0.06

Diluted	$0.05	$—	$—	$0.01	$0.06

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Income Data

	Six Months Ended June 30, 2003
	As Previously Reported	Adjustments Not Impacting Net Income	Adjustments Impacting Net Income	As Restated
Net revenue	$19,589,000	$(32,000)	$(13,000)	$19,544,000
Cost of revenue	7,362,000	—	115,000	7,477,000

Gross profit	12,227,000	(32,000)	(128,000)	12,067,000

Other income, net	—	32,000	—	32,000

Operating expenses:
Sales and marketing	7,233,000	—	27,000	7,260,000
General and administrative	1,880,000	—	40,000	1,920,000
Engineering and development	1,033,000	—	—	1,033,000

Total operating expenses	10,146,000	—	67,000	10,213,000

Income from operations	2,081,000	—	(195,000)	1,886,000
Non-operating (loss) gain, net	112,000	—	—	112,000

Income before income taxes	2,193,000	—	(195,000)	1,998,000
Provision for income taxes	—	—	(13,000)	(13,000)

Net income	$2,193,000	$—	$(208,000)	$1,985,000

Net income per share:
Basic	$0.11	$—	$(0.01)	$0.10

Diluted	$0.10	$—	$(0.01)	$0.09

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth selected consolidated statement of cash flow data showing previously reported amounts and restated amounts for the periods indicated:

Consolidated Statements of Cash Flows Data

	Six Months Ended June 30,
	2004 2004		2003 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Net income	$1,388,000	$1,469,000	$2,193,000	$1,985,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	299,000	299,000	138,000	138,000
(Loss) gain on disposal of assets	(32,000)	(32,000)	(31,000)	(31,000)
(Loss) gain on foreign exchange contract	—	—	(22,000)	(22,000)
Provision for uncollectible accounts	17,000	17,000	84,000	84,000
Provision for inventory obsolescence	87,000	87,000	171,000	171,000
Deferred income tax	894,000	973,000	—	13,000
Changes in assets and liabilities:
Accounts receivable	(3,040,000)	(3,040,000)	(468,000)	(468,000)
Inventory	(1,413,000)	(1,356,000)	(843,000)	(761,000)
Prepaid expenses and other assets	1,504,000	1,401,000	59,000	202,000
Accounts payable and accrued liabilities	(332,000)	(854,000)	40,000	(73,000)
Deferred revenue	149,000	574,000	—	437,000

Net cash (used in) provided by operating activities	(479,000)	(462,000)	1,321,000	1,675,000

Cash Flows From Investing Activities:
Purchase of investments	(44,751,000)	(44,751,000)	—	—
Additions to property, plant and equipment	(291,000)	(291,000)	(136,000)	(136,000)
Business acquisition	(70,000)	(70,000)	(1,825,000)	(1,825,000)

Net cash used in investing activities	(45,112,000)	(45,112,000)	(1,961,000)	(1,961,000)

Cash Flows From Financing Activities:
Borrowings on line of credit			1,792,000	1,792,000
Payment on line of credit	(1,792,000)	(1,792,000)	(1,792,000)	(1,792,000)
Payments on insurance notes	(888,000)	(888,000)	—	(289,000)
Proceeds from issuance of common stock, net of expenses	41,868,000	41,868,000	—	—
Proceeds from exercise of stock options and warrants	707,000	707,000	3,401,000	3,401,000

Net cash provided by financing activities	39,895,000	39,895,000	3,401,000	3,112,000

Effect of exchange rate changes on cash	(41,000)	(58,000)	(55,000)	(55,000)
Net increase in cash and cash equivalents	(5,737,000)	(5,737,000)	2,706,000	2,771,000
Cash and cash equivalents at beginning of period	11,111,000	11,111,000	3,940,000	3,875,000

Cash and cash equivalents at end of period	$5,374,000	$5,374,000	$6,646,000	$6,646,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

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

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term
U.S. Government bond	$9,936,000	$6,000	$9,942,000
Long-term (18 months to 2 years)
U.S. Government notes	34,815,000	(64,000)	34,751,000

Total investments in marketable securities	$44,751,000	$(58,000)	$44,693,000

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $117,000 and $223,000 of customer deposits at June 30, 2004 and December 31, 2003, respectively.

Components of accrued liabilities were as follows:

	June 30, 2004 Restated	December 31, 2003 Restated
Payroll and benefits	$1,844,000	$2,090,000
Warranty expense	886,000	727,000
Sales tax	1,114,000	1,418,000
Amounts due to customers	312,000	205,000
Professional services	352,000	574,000
Other	365,000	537,000

Total accrued liabilities	$4,873,000	$5,551,000

We reimburse our customers for their costs related to certain marketing programs. On our purchase orders we state the amount that we will reimburse the customers, which is recorded as a reduction of revenue when revenue of the purchase order is recognized. Amounts due to customers represent our obligation to reimburse our customers for these programs.

NOTE 6 – ACQUISITION

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

The following unaudited data summarizes the results of operations for the period indicated as if the ADL acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets:

Six Months Ended June 30, 2003 Restated
Pro forma:
Net revenue	$20,158,000
Net income	$1,777,000
Net income per share:
Basic	$0.09
Diluted	$0.08

In January 2004, we acquired PAClive, a continuing education program for dentists, from Discus Dental, Inc. for $70,000. The assets acquired were trademarks and a customer list along with minor equipment and supplies. We have recorded this acquisition as an increase in intangible assets with a useful life of five years.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

NOTE 8 – COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	Three Months Ended Restated		Six Months Ended Restated
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$853,000	$1,092,000	$1,469,000	$1,985,000
Other comprehensive (loss) income items:
Unrealized (loss) gain on marketable securities	(58,000)	—	(58,000)	—
Foreign currency translation adjustments	(90,000)	(51,000)	(102,000)	(77,000)

Comprehensive income	$705,000	$1,041,000	$1,309,000	$1,908,000

NOTE 9 – INCOME TAXES

As of December 31, 2003, the valuation reserves on our deferred tax assets were reduced and we recognized an income tax benefit and established net deferred tax assets of $14.2 million. We have recorded a provision for income tax expense of $565,000 and $973,000, respectively, for the three and six months ended June 30, 2004 which reduced our deferred tax assets. Income taxes will not be payable, subject to any alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.4 million as of December 31, 2003. For the three and six months ended June 30, 2003, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization, excluding the deferred tax liability that arises as a result of the amortization of goodwill and our indefinite-lived intangible asset that are deductible for tax purposes. As a result, we recorded a $13,000 provision for income taxes for the three and six months ended June 30, 2003.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our manufacturing, administration and headquarter facilities in San Clemente, California, certain equipment and automobiles under operating lease arrangements. Future minimum rental commitments under operating leases as of June 30, 2004 for each of the years ending December 31 are as follows:

Restated
Remainder of 2004	$274,000
2005	538,000
2006	120,000
2007	17,000
2008	1,000

Total	$950,000

The future minimum rentals have been increased by $228,000 to restate for commitments that had been improperly excluded.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 11 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Revenues generated from dentists who financed their purchase through one leasing company were approximately 25% and 31%, respectively, for the three and six months ended June 30, 2004, and 28% and 29%, respectively, for the same periods of 2003. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net revenue for the three months ended June 30, 2004 and June 30, 2003.

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

NOTE 12 – SEGMENT INFORMATION

We currently operate in a single business segment. Revenues from the sale of Waterlase, our principal product, represented 86% and 82%, respectively, of total revenues for the three and six months ended June 30, 2004 and 83% and 80%, respectively, for the same periods of 2003. Revenues by geographic location based on the location of customers were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004 Restated	June 30, 2003 Restated	June 30, 2004 Restated	June 30, 2003 Restated
Domestic	$11,297,000	$7,182,000	$23,002,000	$15,257,000
International	3,441,000	3,164,000	6,266,000	4,287,000

	$14,738,000	$10,346,000	$29,268,000	$19,544,000

NOTE 13 – SUBSEQUENT EVENTS

On July 19, 2004, we announced that our Board of Directors authorized a 1.25 million share repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions over the next 12 months. As of July 31, 2004, we repurchased approximately 861,000 shares at an average price of $9.08 per share.

On July 27, 2004, we announced the declaration of a regular cash dividend of $0.01 per share every other month payable to the stockholders of record at the time. The dividend policy will remain in place for an indefinite period of time. The first dividend will be payable August 30, 2004 to stockholders of record on August 16, 2004.

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

Cautionary Statement With Respect To Forward-looking Information

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this quarterly report on Form 10-Q/A (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004, and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning our expected sales and operating results, market acceptance of our product, our ability to protect our intellectual property and succeed in our current patent litigation, our ability to attract and retain key personnel, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business. Our actual results could differ materially from those anticipated in the forward looking statements based on a variety of factors, including, among others: market acceptance of new products, continued acceptance of existing products, the timing of projects due to the variability in size, scope and duration of projects, clinical study results which lead to reductions or cancellations of projects, obtaining regulatory approvals for new products, regulatory delays, the availability of competitive products, risks associated with competition and competitive pricing pressures, economic conditions generally, any of which may cause revenues and income to fall short of anticipated levels, and other factors, including estimates made by management with respect to our critical accounting policies, adverse results in litigation, general economic conditions and regulatory developments not within our control and other risks detailed from time to time in the reports filed by us with the SEC, including our annual report on Form 10-K. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatements described in the Explanatory Note to this Form 10-Q/A and in Note 3 to our unaudited consolidated financial statements contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussion and data in our previously filed annual and quarterly reports for the corresponding periods.

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

In February 2004, we received clearance from the Food and Drug Administration for several new bone, periodontal and soft tissue procedures: osteoplasty and osseous recontouring (removal of bone to correct osseous defects and create physiologic osseous contours); ostectomy (resection of bone to restore bony architecture, resection of bone for grafting, etc.); osseous crown lengthening; flap preparation — incision of soft tissue to prepare a flap and expose unerupted teeth (hard and soft tissue impactions); full thickness flap; partial thickness flap; split thickness flap; removal of granulation tissue from bony defects; and laser soft tissue curettage of the post-extraction tooth sockets and the periapical area during apical surgery. Additionally, we received clearance for our Waterlase system to perform soft tissue curettage. Our LaserSmile diode laser was previously cleared for laser soft tissue curettage in October 2003.

In March 2004, we leased additional office and manufacturing space next door to our headquarters in San Clemente, California. This facility gives us added capacity in manufacturing, customer support, and marketing to support our continued growth. This move brings our leased facilities in the U.S. to approximately 40,000 sq. ft. in addition to 20,000 sq. ft. of space we own in Germany.

Three and six months ended June 30, 2004 (restated) compared with three and six months ended June 30, 2003 (restated)

In the second quarter and first half of 2004 we saw a continuation of the strong increase in demand that we have been experiencing. Operating revenues increased for the second quarter and first half of 2004 by 42.5% and 49.8%, respectively, compared to the same periods of 2003. Our priority continues to be on market penetration, which we believe is crucial given the large size of the potential market (over 500,000 practicing dentists in the developed countries of the world), the low penetration of laser technology in dentistry, which we believe to be less than 2% of dentists in the United States and other developed countries, and our current position as one of the market leaders. Based on the sales results for the first six months, we now expect sales for 2004 to be in the range of approximately $68.0 million to $69.0 million, compared to $49.0 million in 2003.

Operating income for the second quarter and first half of 2004 was $1.2 million and $2.3 million, respectively, compared to $1.0 million and $1.9 million for the same periods of 2003. The increase in operating income for the second quarter and first half of 2004 is related to higher operating expenses in all functional areas of our business as a result of our overall growth during the past twelve months. Additionally, we have experienced higher operating expenses due to increases in marketing promotions and general and administrative expenses related to higher legal and professional fees, insurance costs and stockholder communication expenses associated with our proxy and annual report distribution. Legal fees include costs related to the Diodem patent litigation. While the legal costs of this litigation have affected and are expected to continue to affect our operating margin this year, we believe that our technology and products do not infringe any valid patent rights owned by Diodem, and we intend to vigorously defend against Diodem’s infringement claims and pursue our claims against Diodem.

Net income for the second quarter and first half of 2004 was $853,000 and $1.5 million, respectively, with earnings per diluted share of $0.03 and $0.06, respectively. Net income included a provision for income tax expense of $565,000 and $973,000, respectively. Income taxes will not be payable, subject to alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.4 million as of December 31, 2003. Net income for the second quarter and first half of 2003 was $1.1 million and $2.0 million, respectively, or $0.05 and $0.09 per diluted share, respectively.

In May 2004, we introduced the Diolase Plus, our first dental laser product that results from the integration of the American Dental Laser value platform we acquired in May 2003 with our own technology. The DIOLASE PLUS is being marketed as an entry level laser with applications in cosmetic, soft tissue and periodontal dentistry.

The completion of our public offering of 2.5 million shares of common stock in March 2004 resulted in net proceeds of approximately $41.9 million and strengthened our financial position and liquidity. We intend to use the majority of this capital over the next several years to support our expected continued growth. In addition, our Board of Directors recently approved a stock repurchase program which we believe is a use of capital that can enhance stockholder value. Therefore, in July 2004, we announced a stock repurchase program to acquire up to 1.25 million shares from time to time in the open market or through privately negotiated transactions over the next 12 months. As of July 30, 2004 we have repurchased approximately 861,000 shares at an average price of $9.08 per share. Also in July 2004, the Board of Directors established a dividend policy that will remain in effect for an indefinite period of time and pays a regular cash dividend of $0.01 per share every other month, when declared. The first dividend will be payable August 30, 2004 to stockholders of record on August 16, 2004. Also in August 2004, the Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. These additional shares may be purchased from time to time on the open market or through privately negotiated transactions over the next 12 months.

Results of Operations – (restated)

The following table sets forth comparative statements of income data ($000):

	Restated		Increase (Decrease)	Percent Increase (Decrease)	Percent of Revenue
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003			Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Net revenue	$14,738	$10,346	$4,392	42.5%	100.0%	100.0%
Cost of revenue	5,616	4,099	1,517	37.0	38.1	39.6

Gross profit	9,122	6,247	2,875	46.0	61.9	60.4

Other income, net	16	16	—	—	0.1	0.1
Operating expenses:
Sales and marketing	5,664	3,608	2,056	57.0	38.4	34.9
General and administrative	1,560	1,087	473	43.5	10.6	10.5
Engineering and development	706	521	185	35.5	4.8	5.0

Total operating expenses	7,930	5,216	2,714	52.0	53.8	50.4

Income from operations	1,208	1,047	161	15.4	8.2	10.1
Non-operating income	210	58	152	262.1	1.4	0.6

Income before tax	1,418	1,105	313	28.3	9.6	10.7
Provision for income tax	(565)	(13)	(552)	4,246.2	(3.8)	(0.1)

Net income	$853	$1,092	$(239)	(21.9)	5.8	10.6

	Restated		Increase (Decrease)	Percent Increase (Decrease)	Percent of Revenue
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003			Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net revenue	$29,268	$19,544	$9,724	49.8%	100.0%	100.0%
Cost of revenue	11,302	7,477	3,825	51.2	38.6	38.3

Gross profit	17,966	12,067	5,899	48.9	61.4	61.7

Other income, net	32	32	—	—	0.1	0.2
Operating expenses:
Sales and marketing	11,000	7,260	3,740	51.5	37.6	37.1
General and administrative	3,227	1,920	1,307	68.2	11.0	9.8
Engineering and development	1,478	1,033	445	43.1	5.1	5.3

Total operating expenses	15,705	10,213	5,492	53.8	53.7	52.2

Income from operations	2,293	1,886	407	21.6	7.8	9.7
Non-operating income	149	112	37	33.0	0.5	0.6

Income before tax	2,442	1,998	444	22.2	8.3	10.3
Provision for income tax	(973)	(13)	(960)	7,384.6	(3.3)	(0.1)

Net income	$1,469	$1,985	$(516)	(26.0)	5.0	10.2

Revenue for the second quarter and first half of 2004 increased 42.5% and 49.8%, respectively, over the same periods of 2003. The increases reflect the continued strong demand for our products, and our expanded marketing efforts to generate increased market penetration. The increases were slightly lower than the 50% quarter over prior year same quarter average increases that we have experienced in the past several years. We expect revenues in the third quarter of 2004 to be similar to the revenues from the second quarter and expect increased revenues in the fourth quarter of 2004 as a result of generally stronger seasonal sales in the fourth quarter. As a result we expect to achieve an estimated range for the total year of approximately $68.0 million to $69.0 million in revenues.

Revenue generated outside of the United States was approximately 23% and 21% for the second quarter and first half of 2004, respectively. We continue to expand our international marketing efforts. During the second quarter of 2004, we hosted World Clinical Laser Institute symposiums and seminars in the Asia Pacific region, Mexico and Japan. We expect international sales to represent similar percentages of total revenue for the second half of 2004.

Product mix also stayed relatively constant. Revenue from the sale of Waterlase units, our principal product, represented 82% or $24.0 million of total revenue for the first six months of 2004 compared to 80% or $15.6 million in the same period of 2003. We expect that our Waterlase system will continue to account for approximately 80% of total revenues for the second half of 2004.

Significant estimates affecting revenues include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. For the six months ended June 30, 2004, the reserve increased slightly from $327,000 at December 31, 2003 to $329,000.

Gross margin increased to 62% from 60% for the second quarter of 2004 and decreased to 61% from 62% for the first six months of 2004, compared to the same periods of 2003. The improved gross margins for the second quarter of 2004 were aided by higher levels of sales that enabled us to obtain operating leverage over our fixed manufacturing costs, together with a reduction in our provision for estimated warranty cost, with a partial offset by increases in our cost structure from 2003 and the costs of training associated with our multiple element arrangements which are recorded as cost of revenue. Training negatively impacted gross margins for the second quarter and six months of 2004 by 2% and 3%, respectively. In addition to the aforementioned factors that impacted the second quarter of 2004, the decrease in gross margin for the first six months of 2004 was also due to increase in allowance for inventory obsolescence described below. Our manufacturing cost structure, except for the cost of materials, is relatively fixed and increased slightly during the second quarter with the addition of a new manufacturing facility located next to our headquarters in San Clemente, California. Our expectation for the second half of 2004 is that the gross margin will remain consistent with the first half of 2004. Significant estimates affecting gross margin include the allowance for inventory obsolescence and accrued warranty expense. During the first six months of 2004, the allowance for inventory obsolescence increased slightly from $246,000 at December 31, 2003 to $293,000. The provision for warranty expense was $488,000 in the first half of 2004 compared to $739,000 for the first half of 2003. Warranty expenses are variable in nature and will fluctuate from time to time due to product reliability and life cycle.

Sales and marketing expense for the second quarter and the first six months of 2004 was $5.7 million and $11.0 million, respectively, compared to $3.6 million and $7.3 million, respectively, for the same periods of 2003. Sales and marketing expense as a percentage of sales for 2004 ranged from 38.4% in the second quarter to 37.6% for the first six months of 2004. The increase in sales and marketing expenses as a comparison to the same periods of the prior year reflects our continued marketing efforts to expand consumer awareness to the benefits of our products and to develop new marketing territories, particularly in areas outside of the United States. During the second quarter of 2004, we incurred increased marketing costs related to conducting the first Asian World Clinical Laser Institute (WCLI) Symposium and other international seminars. We expect sales and marketing expense for the second half of 2004 to remain consistent with the first half of 2004.

Although we believe we are one of the market leaders in laser dentistry, we must invest not only in traditional marketing but also in education to accomplish the broad adoption of lasers in dentistry that we seek. This is the reason we formed the World Clinical Laser Institute (WCLI) and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. In the first quarter of 2004, the WCLI held its largest ever conference with over 650 participants and over the course of 2004, through an additional six conferences, expects to reach a participation level of 1,500 of existing and potential customers as well as researchers and academicians. Although we charge a tuition to customers to offset the cost of these conferences (included in revenue), the increasing number and size of WCLI conferences represents a substantial cost to us, a portion of which is included in cost of revenue and a portion of which is included in sales and marketing expense.

In 2003, we began piloting consumer marketing campaigns in California and other selected markets in the U.S. These pilots often involve a sharing of cost on the part of participating customers. Based on the positive feedback we have received, we intend to continue these pilots and may increase these efforts depending on the results achieved.

General and administrative expenses were $1.6 million and $3.2 million for the second quarter and the first six months of 2004, respectively, compared to $1.1 million and $1.9 million for the same periods of 2003, respectively. In general, we are experiencing a need to increase human resources and organizational infrastructure necessary to support our growth. We expect that we will be able to leverage the fixed nature of these costs. In addition, specific increases in general and administrative expenses are primarily related to legal and professional fees, insurance costs, and stockholder communication expenses related to the proxy and annual report. For the second quarter and first six months of 2004, legal fees increased by approximately $212,000 and $633,000, respectively, compared to the same periods of 2003. The increase in legal fees was primarily related to the Diodem lawsuit. Other professional consulting fees and investor relations costs increased approximately $332,000 and $390,000, respectively, for the three and six months ended June 30, 2004 compared to the same periods of 2003. We expect to continue to incur significant costs in these categories and expect general and administrative expenses to increase in the second half of 2004 related to professional services for compliance with Section 404 of the Sarbanes-Oxley Act and continued legal costs. The increases in our general and administrative expenses were offset by the $196,000 and $258,000 gain recorded on the abatement of penalties during the three and six months ended June 30, 2004, respectively.

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

We experienced a non-operating gain of $210,000 and $149,000, respectively, for the second quarter and first six months of 2004 compared to a non-operating gain of $58,000 and $112,000, respectively, for the same periods of 2003, respectively. The increase is primarily due to higher interest income related to the increase in cash, cash equivalents and investments in marketable securities as a result of the $41.9 million in net proceeds received from our public offering in the first quarter of 2004. Included in the non-operating gain were gains on foreign currency transactions of $79,000 and $32,000, respectively, for the three and six months of 2004 compared to $62,000 and $108,000, respectively, for the same periods of 2003. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the euro, which is the only non-U.S. dollar denominated currency in which we have transacted business. The non-operating gain varies from quarter to quarter due to certain economic conditions such as interest rates and foreign currency exchange rates. Although we do not expect significant changes that may affect the non-operating gain, we do anticipate some variation in the gain during the second half of 2004.

For the year ended December 31, 2003, we recorded an income tax benefit of $11.9 million as a result of reducing the valuation allowance on deferred tax assets which was included in our consolidated statements of income and an income tax benefit for the exercise of stock options of $2.2 million which was recorded to additional paid-in capital. The deferred tax assets consist primarily of net operating loss carryforwards. They had been fully reserved in prior periods due to the uncertainty of whether we would generate sufficient taxable income to realize the benefits of the assets. Based upon the level of our historical taxable income and the projection for future taxable income, we concluded that it was more likely than not that we would realize the benefits of these assets. We recorded a provision for income tax expense of $565,000 and $973,000, respectively, for the three and six months of 2004 with a corresponding reduction of deferred tax assets. For the three and six months ended June 30, 2003, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization, excluding the deferred tax liability that arises as a result of the amortization of goodwill and our indefinite-lived intangible asset that are deductible for tax purposes. As a result, we recorded a $13,000 provision for income taxes for the three and six months ended June 30, 2003. Although we record a provision for income taxes, income taxes will not be payable, subject to any alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.4 million at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had $21.2 million in net working capital, an increase of $11.1 million from $10.1 million at December 31, 2003. Our principal source of liquidity at June 30, 2004 consisted of our cash balance of $5.4 million and investments in marketable securities of $44.7 million. For the six months ended June 30, 2004, our sources of cash were net proceeds of $41.9 million from our public offering and $707,000 from the exercise of stock options. Principal uses of cash for the six months ended June 30, 2004 were payments totaling approximately $2.7 million to pay off debt outstanding at December 31, 2003 and additions to long term assets of approximately $291,000. Operating activities used $462,000 of cash for the six months ended June 30, 2004, consisting of approximately $2.8 million in cash generated from net income adjusted for non-cash items, offset by approximately $3.3 million of cash used through changes in assets and liabilities. For further details, see the Unaudited Consolidated Statements of Cash Flows included in this Report.

Principal among the changes in assets and liabilities which used cash were increases in accounts receivable and inventory. Accounts receivable at June 30, 2004 increased approximately $3.0 million from December 31, 2003 due primarily to the very strong level of sales in the month of June of 2004 relative to the first two months of the second quarter and secondarily due to a few open accounts from the first quarter of 2004. As a result, days sales in average accounts receivable increased from 38 days for the first quarter of 2004 to 46 days for the second quarter of 2004. We expect that the increase in receivables at June 30, 2004 will be liquidated during the third quarter. Inventory increased approximately $1.3 million from December 31, 2003 due to anticipated increases in sales, but was principally because production in the second quarter was geared to meet sales at a level comparable with our expected rates of growth. Since that level of sales did not occur in the second quarter, inventory turnover for the second quarter fell to 4.9 from 5.8 in the first quarter of 2004. Although we anticipate certain fluctuations in our inventory levels during the second half of 2004 to meet revenue demands, we expect our ending inventory for 2004 to be similar or slightly higher than the amount at June 30, 2004.

On March 3, 2004, we completed a public offering of 2.5 million shares of common stock. Net proceeds from the offering were $41.9 million. We have subsequently invested the proceeds in marketable securities consisting of U.S. Treasury bills with durations between six months and two years. We also incurred legal, accounting and related costs of approximately $1.5 million which we had capitalized in Other Assets. After the closing of the offering, we reclassified these capitalized costs from Other Assets to Additional Paid-in Capital. We used a portion of the net proceeds to repay $1.8 million on the line of credit and $888,000 in debt and expect to use the balance of the net proceeds of the offering for general corporate purposes, working capital, and capital expenditures, including expenditures for expansion of our production capabilities, acquisition or investment in complementary businesses or products or the right to use complementary technologies. The proceeds have been invested, pending their use as described, in short-term, interest bearing securities and debt instruments in compliance with our investment policy. In addition, the Board of Directors recently concluded that a stock repurchase program currently represents a use of capital that can enhance stockholder value. Therefore, in July of 2004, we announced a stock repurchase program to acquire up to 1.25 million shares from time to time in the open market or through privately negotiated transactions over the next 12 months. As of July 30, 2004 we have repurchased approximately 861,000 shares at an average price of $9.08 per share. Also in July of 2004, the Board of Directors established a dividend policy that will remain in effect for an indefinite period of time and pays a regular cash dividend of $0.01 per share every other month, when declared. The first dividend will be payable August 30, 2004 to stockholders of record on August 16, 2004.

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

We had no material commitments for capital expenditures as of June 30, 2004 and have not entered into any material commitments after that date. However, in July of 2004, we established a dividend policy that will remain in effect indefinitely and pays a regular cash dividend of $0.01 per share every other month, when declared. Also in July of 2004, we established a stock repurchase plan under which we may purchase up to 1,250,000 shares of stock over a twelve month period. As of July 31, 2004, we repurchased approximately 861,000 shares at an average purchase price of $9.08 per share.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2004 for the years ending December 31:

	Restated
	June 30,	Six Months Ending December 31,	Years Ending December 31,
	2004	2004	2005	2006	2007	2008
Operating leases	$950,000	$274,000	$538,000	$120,000	$17,000	$1,000

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

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition. We have received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We have provided information to the SEC and, when we receive any additional requests for information, we would further cooperate in responding. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from the company or commence further proceedings, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. For the first six months of 2004, net sales to distributors accounted for approximately 15% of our total sales. No distributor accounted for more than 10% of our net sales in 2004. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

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

International sales comprise a significant portion of our net sales and we intend to continue to pursue and expand our international business activities. In the first six months of 2004, international sales accounted for approximately 21% of our revenue, approximately 20% in 2003 and approximately 23% of our revenue in 2002. Political and economic conditions outside the United States could make it difficult for us to increase our international sales or to operate abroad. International operations, including our facility in Germany, are subject to many inherent risks, including:

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

We believe that international sales will continue to represent a significant portion of our net sales, and we intend to further expand our international operations. Our direct sales in Europe are denominated principally in euros, while our sales in other international markets are in dollars. As a result, an increase in the relative value of the dollar against the euro would lead to less income from sales denominated in euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We realized a gain of $32,000 (restated) on foreign currency transactions for the first six months of 2004 and $232,000 for the year ended December 31, 2003, due to a decrease in the value of the dollar relative to the value of the euro. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future. We also expect that sales of products manufactured at our facility in Germany will account for an increasing percentage of our revenue, which will further increase our exposure to the above-described risks associated with our international operations. Sales of products manufactured at our German facility accounted for 14% of our revenue for the first half of 2004, 12% of our revenue in 2003 and approximately 9% of our revenue in 2002. Since expenses relating to our manufacturing operations in Germany are paid in euros, an increase in the value of the euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international sales and manufacturing operations and, consequently, negatively impact our business, financial condition and operating results. Despite these risks, we believe the market for our products outside the United States justifies our effort to expand our international operations.

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

There were material weaknesses in our internal control over financial reporting as of the end of the period covered by this Form 10-Q/A, which were subsequently remediated prior to December 31, 2004. As of June 30, 2004, we did not maintain effective controls over the accounting for accrued payroll, vacation, sales tax and the related expense accounts. Specifically, we did not have effective controls over the completeness and accuracy of accrued payroll, vacation, sales tax and the related expense accounts. These control deficiencies resulted in adjustments to the consolidated financial statements for the three and six months ended June 30, 2004 as described in Note 3 to the unaudited consolidated financial statements included in this Form 10-Q/A. Additionally, these control deficiencies could result in a material misstatement to accrued payroll, vacation, sales tax and the related expense accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined these control deficiencies constitute material weaknesses.

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