Form 10-Q/A
period 2004-09-30
BIOLASE TECHNOLOGY INC
filed 2005-07-19
CIK 811240

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

BIOLASE TECHNOLOGY, INC.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the third fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2004 and is being filed to reflect the restatement of our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, as discussed in Note 3 thereto. Amendment No. 1 was filed to revise the outstanding number of shares on the cover page of the Form 10-Q originally filed on November 9, 2004.

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

We are restating the unaudited consolidated financial statements in this Form 10-Q/A to correct for the following items:

•	Under accrual of sales tax, and penalties and interest, and the reflection of subsequent abatement for a portion of the penalties and interest

•	Sales tax on warranty items

•	Refunds that were recorded for VAT, understating our VAT payable

•	Training services and consumables in our multiple element arrangements for which these applicable elements of revenue were overstated

•	Recognition of revenue on a Waterlase system that was not fully functional at the time of shipment

•	Write-off of an accounts receivable balance for which revenue was improperly recognized

•	Accruals for bonuses, commissions, payroll, health and dental insurance and vacation

•	Understatement of our excess and obsolete reserve for items that had previously been reserved

•	Recording cost of raw materials

•	Adjustments identified but not originally recorded that were previously determined to be immaterial.

Except for the foregoing amended information required to reflect the effects of the restated consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 10, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I – Item 1 – Financial Statements (unaudited)

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 – Controls and Procedures

The restated consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 will be included in our Form 10-K as of and for the year ended December 31, 2004. The restatement of the other quarterly and year-to-date periods for 2003 and 2004 will be included in amendments to our Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004.

Concurrently with the filing of this Form 10-Q/A, we are filing with the SEC the Form 10-K as of and for the year ended December 31, 2004 which includes the financial statements as of December 31, 2003, and for the two years ended December 31, 2003, on a restated basis, and the Form 10-Q/A for the first and second quarters of 2004 to reflect changes required as a result of the restatements described above. No amendments have been made to our previously filed Annual Reports on Form 10-K for fiscal years 2002 or 2003, or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and therefore they should not be relied upon.

BIOLASE TECHNOLOGY, INC.

BIOLASE®, Pulsemaster® and WaterLase® are registered trademarks, and LaserSmile™, Diolase Plus™, and WaterLase MD™ are trademarks, of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2004	December 31, 2003
	RESTATED	RESTATED
ASSETS
Current assets:
Cash and cash equivalents	$3,993,000	$11,111,000
Short-term investments	32,175,000	—
Accounts receivable, less allowance of $65,000 and $64,000 in 2004 and 2003, respectively	6,305,000	5,771,000
Inventory	7,131,000	3,808,000
Deferred tax asset	1,508,000	1,508,000
Prepaid expenses and other current assets	1,064,000	1,260,000

Total current assets	52,176,000	23,458,000
Property, plant and equipment, net	2,169,000	1,973,000
Intangible assets, net	2,469,000	2,587,000
Goodwill	2,926,000	2,926,000
Deferred tax asset	14,051,000	12,651,000
Other assets	223,000	1,041,000

Total assets	$74,014,000	$44,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,432,000	$3,796,000
Accrued liabilities	5,288,000	5,551,000
Line of credit	—	1,792,000
Deferred revenue	1,866,000	1,229,000
Deferred gain on sale of building – current portion	63,000	63,000
Debt	—	888,000

Total current liabilities	11,649,000	13,319,000
Deferred gain on sale of building	32,000	79,000

Total liabilities	11,681,000	13,398,000

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; 24,394,000 and 21,559,000 shares issued; 22,869,000 and 21,559,000 outstanding in 2004 and 2003, respectively	24,000	22,000
Additional paid-in capital	103,370,000	59,134,000
Treasury stock (cost of 1,525,000 shares repurchased)	(13,435,000)	—
Accumulated other comprehensive loss	(199,000)	(147,000)
Accumulated deficit	(27,427,000)	(27,771,000)

Total stockholders’ equity	62,333,000	31,238,000

Total liabilities and stockholders’ equity	$74,014,000	$44,636,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	RESTATED 2004	RESTATED 2003	RESTATED 2004	RESTATED 2003
Net revenue	$12,310,000	$13,377,000	$41,578,000	$32,921,000
Cost of revenue	5,167,000	5,020,000	16,469,000	12,497,000

Gross profit	7,143,000	8,357,000	25,109,000	20,424,000

Other income, net	16,000	19,000	48,000	51,000

Operating expenses:
Sales and marketing	5,713,000	3,729,000	16,713,000	10,989,000
General and administrative	2,545,000	1,580,000	5,772,000	3,500,000
Engineering and development	1,045,000	629,000	2,523,000	1,662,000

Total operating expenses	9,303,000	5,938,000	25,008,000	16,151,000

(Loss) income from operations	(2,144,000)	2,438,000	149,000	4,324,000
Non-operating income, net	274,000	23,000	423,000	135,000

(Loss) income before income taxes	(1,870,000)	2,461,000	572,000	4,459,000
Benefit (provision) for income taxes	745,000	(25,000)	(228,000)	(38,000)

Net (loss) income	$(1,125,000)	$2,436,000	$344,000	$4,421,000

Net (loss) income per share:
Basic	$(0.05)	$0.11	$0.01	$0.21

Diluted	$(0.05)	$0.10	$0.01	$0.20

Shares used in the calculation of net (loss) income per share:
Basic	23,409,000	21,535,000	23,380,000	20,796,000

Diluted	23,409,000	23,432,000	24,475,000	22,656,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	RESTATED 2004	RESTATED 2003
Cash Flows From Operating Activities:
Net income	$344,000	$4,421,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	450,000	286,000
Gain on disposal of assets	(47,000)	(51,000)
Gain on foreign exchange contract	—	(22,000)
Provision for uncollectible accounts	24,000	248,000
Provision for inventory obsolescence	108,000	216,000
Deferred tax asset	228,000	38,000
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(558,000)	(2,667,000)
Inventory	(3,431,000)	(775,000)
Prepaid expenses and other assets	1,014,000	861,000
Accounts payable and accrued liabilities	420,000	1,266,000
Deferred revenue	590,000	(2,602,000)

Net cash (used in) provided by operating activities	(858,000)	1,219,000

Cash Flows From Investing Activities:
Purchase of investments	(32,181,000)	—
Additions to property, plant and equipment	(492,000)	(286,000)
Business acquisition	(70,000)	(1,825,000)

Net cash used in investing activities	(32,743,000)	(2,111,000)

Cash Flows From Financing Activities:
Borrowings on line of credit	—	1,792,000
Payment on line of credit	(1,792,000)	(1,792,000)
Payments on debt	(888,000)	(307,000)
Proceeds from issuance of common stock, net of expenses	41,868,000	—
Proceeds from exercise of stock options and warrants	977,000	3,513,000
Payment of dividends	(235,000)	—
Repurchase of common stock	(13,435,000)	—

Net cash provided by financing activities	26,495,000	3,206,000
Effect of exchange rate changes on cash	(12,000)	(66,000)

Net (decrease) increase in cash and cash equivalents	(7,118,000)	2,248,000
Cash and cash equivalents at beginning of period	11,111,000	3,875,000

Cash and cash equivalents at end of period	$3,993,000	$6,123,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$32,000	$40,000

Cash paid during the period for taxes	$59,000	$2,000

Noncash financing activities:
Business acquisition, net assets acquired	$—	$5,846,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1–BASIS OF PRESENTATION

The accompanying interim consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and have been restated (Note 3). The accompanying consolidated balance sheet as of December 31, 2003 has also been restated (Note 3). The unaudited consolidated financial statements include the accounts of BIOLASE® Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the audited annual consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly state the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on the same date as this Form 10-Q/A has been filed.

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

We adopted EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sale of our Waterlase® includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. We apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. Included in deferred revenue as of September 30, 2004 and December 31, 2003 was $1,322,000 (restated) and $887,000 (restated), respectively, of deferred revenue attributable to the undelivered elements which primarily consist of training and installation.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Changes in the product warranty accrual, including expenses incurred under our initial and extended warranties, for the nine months ended September 30, 2004 and 2003 were as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2004	Restated 2003	Restated 2004	Restated 2003
Reported net (loss) income	$(1,125,000)	$2,436,000	$344,000	$4,421,000
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(530,000)	(583,000)	(1,479,000)	(1,377,000)

Pro-forma net (loss) income	$(1,655,000)	$1,853,000	$(1,135,000)	$3,044,000

Basic net (loss) income per share:
Reported	$(0.05)	$0.11	$0.01	$0.21
Pro-forma	$(0.07)	$0.09	$(0.05)	$0.15
Diluted net (loss) income per share:
Reported	$(0.05)	$0.10	$0.01	$0.20
Pro-forma	$(0.07)	$0.08	$(0.05)	$0.14

The pro-forma net income has been revised to reflect the restatement of our unaudited consolidated financial statements described in Note 3 and to reflect revisions in the calculation to stock-based employee compensation expense.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Restated	2003	2004 Restated	2003
Expected term (years)	3.50	3.50	3.50	3.50
Volatility	66%	80%	65%	80%
Annual dividend per share (restated for 2004)	$0.06	$0.00	$0.06	$0.00
Risk free interest rate	2.89%	2.21%	2.98%	2.10%
Weighted average fair value	$4.08	$6.41	$6.36	$6.27

There was no impact to stock-based compensation as a result of the revision of the annual dividend per share.

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

Net (Loss) Income Per Share – Basic and Diluted

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. In computing diluted income per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Stock options totaling 3,396,000 and 514,000 for the three and nine months ended September 30, 2004, respectively, and stock options totaling 32,000 and 407,000 for the three and nine months ended September 30, 2003, respectively, were not included in the diluted earnings per share amounts as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 Restated	2004 Restated	2003 Restated
Weighted average shares outstanding—basic	23,409,000	21,535,000	23,380,000	20,796,000
Dilutive effect of stock options and warrants	—	1,897,000	1,095,000	1,860,000

Weighted average shares outstanding—diluted	23,409,000	23,432,000	24,475,000	22,656,000

The dilutive effect of stock options and warrants was decreased by 16,000 for the three months ended September 30, 2003, and 777,000 and 157,000 for the nine months ended September 30, 2004 and 2003, respectively, to reflect a revision in the calculation.

Inventory

We value inventory at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventory and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Components of inventory, net of an allowance for excess and obsolete items of $354,000 and $246,000 as of September 30, 2004 and December 31, 2003, respectively, were as follows:

	September 30, 2004 Restated	December 31, 2003 Restated
Materials	$3,263,000	$1,725,000
Work-in-process	991,000	894,000
Finished goods	2,877,000	1,189,000

Inventory	$7,131,000	$3,808,000

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	As of September 30, 2004			As of December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents (10 years)	$1,284,000	$(248,000)	$1,036,000	$1,284,000	$(150,000)	$1,134,000
Trademarks (6 years)	69,000	(68,000)	1,000	69,000	(60,000)	9,000
Trade names (Indefinite life)	979,000	—	979,000	979,000	—	979,000
Other (4 to 6 years)	593,000	(140,000)	453,000	523,000	(58,000)	465,000

Total	$2,925,000	$(456,000)	$2,469,000	$2,855,000	$(268,000)	$2,587,000

Goodwill (Indefinite life)	$2,926,000	$—	$2,926,000	$2,926,000	$—	$2,926,000

The following table presents the amortization of the intangible assets over the next five years.

	Remaining of 2004	2005	2006	2007	2008	2009
Patents (10 years)	$33,000	$130,000	$121,000	$117,000	$117,000	$117,000
Trademarks (6 years)	1,000	—	—	—	—	—
Other (4 to 6 years)	27,000	109,000	109,000	109,000	99,000	—

Total	$61,000	$239,000	$230,000	$226,000	$216,000	$117,000

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents details of non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gain on foreign currency transactions	$14,000	$27,000	$46,000	$135,000
Gain on forward exchange contract	—	—	—	22,000
Gain on sale of marketable securities	95,000	—	95,000	—
Interest income	177,000	8,000	315,000	21,000
Interest expense	(12,000)	(12,000)	(33,000)	(43,000)

	$274,000	$23,000	$423,000	$135,000

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt securities until after further deliberations by the FASB. The adoption of this pronouncement did not impact our results of operations or financial position.

NOTE 3-RESTATEMENT OF FINANCIAL STATEMENTS

On May 20, 2005, we announced the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, the four quarters of 2003, and the first, second and third fiscal quarters of 2004. The unaudited consolidated financial statements included in this Form 10-Q/A for the three and nine months ended September 30, 2004 and 2003 are restated to correct for the following errors:

Adjustments Impacting Stockholders’ Equity or Net Income

Revenue

During the fourth quarter of 2003, we did not identify all revenue transactions that contained a training element to be performed after product shipment. This resulted in us recognizing revenue before we had performed the related services and resulted in an overstatement of revenue in the period the product was shipped. When we performed the training in subsequent periods, we originally recorded sales and marketing expense. During the third quarter of 2004, we identified this error and originally recorded a net adjustment of $193,000 to reduce revenue for training that had not yet been performed through June 30, 2004. The adjustments to the three and nine months ended September 30, 2004 reflect the reversal of the adjustment originally recorded during the third quarter of 2004 and the proper deferral of revenue for training not yet performed, and the subsequent recognition of revenue when the training was performed in the appropriate periods. There were no adjustments recorded for the three and nine months ended September 30, 2003.

During the three and nine months ended September 30, 2004 and 2003, we improperly recognized revenue on consumables that had not been shipped in the period the revenue was recognized. As a result, we have reduced revenue and increased deferred revenue and subsequently recognized revenue when the consumables were shipped.

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

Cost of revenue

During the three months ended September 30, 2004 we identified and recorded the under accrual of sales tax on warranty items related to the first and second quarters of 2004. As a result of correcting for this error and recording these amounts in the proper period, we decreased cost of revenue for the three months ended September 30, 2004. For the three months ended September 30, 2003, we increased inventory and reduced cost of revenue to properly state raw materials purchased at actual cost. For the nine months ended September 30, 2004, we reduced inventory and increased cost of revenue for items that had previously been reserved and to properly state inventory at actual cost.

General and administrative expense

Sales tax liability, related penalties and interest, and gains recognized on the abatement of certain penalties and interest

We charged our customers sales tax on purchases, but were late in filing sales tax returns and remitting amounts collected to certain states from 1998 to 2004. Additionally, the sales tax liability we recorded was understated. In accordance with the applicable accounting rules we are required to accrue, as a liability, interest and penalties under the applicable statutes, on late filings for which payment of sales tax has not been made. We have restated the consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 to accrue these penalties and interest as a liability and to adjust for the under accrual of sales tax expense. During the three and nine months ended September 30, 2004, we reached agreements with certain states and were relieved from our liability to pay certain of the penalties and interest. Accordingly, we recognized a gain for the difference between the amount of penalties and interest that we had accrued as a liability and the amount we will pay to those states.

Value-added tax

We determined that certain refunds previously claimed on our value-added tax (VAT) returns and refunds recorded as a reduction of our VAT liability would be disallowed due to the improper collection of value-added tax information required at the time of product shipment. As a result, we increased our operating expense to properly reflect our liability for these items for the three and nine months ended September 30, 2004 and 2003.

Employee compensation

As a result of various errors in recording payroll expense, health and dental insurance, vacation expense and bonus expense during the three and nine months ended September 20, 2004 and 2003, we overstated net income for the three months ended September 20, 2004 and understated net income for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003. Also during the three months ended September 30, 2004, we had originally recorded an adjustment to correct for the overaccrual of health and dental insurance from prior periods. As a result, the original adjustment has been reversed and the appropriate amount of health and dental insurance has been recorded in the proper periods.

Other

During 2002, we identified but did not originally record adjustments determined to be immaterial individually and in the aggregate.

During the first quarter of 2004, we wrote off a receivable for a service part that was never delivered. We reduced the revenue in the third quarter of 2003 and in the first quarter of 2004 eliminated the write off related to this service part.

Foreign Exchange Rate

The weighted average exchange rates used to translate the results of our German subsidiary, for which the local currency is the functional currency, were improperly calculated.

Income Taxes

The provision for income taxes has been revised to reflect the impact of the adjustments listed above. For the three and nine months ended September 30, 2004, the annual effective tax rate was applied to the as restated income before income taxes resulting in a reduced provision for income taxes and an increase in deferred tax assets. For the three and nine months ended September 30, 2003, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization, excluding the deferred tax liability that arises as a result of the amortization of goodwill and our indefinite-lived intangible asset that are deductible for tax purposes. As a result, we recorded a provision for income taxes of $25,000 and $38,000 for the three and nine months ended September 30, 2003, respectively. We also increased deferred tax assets for the stock option deduction benefit recorded to additional paid-in-capital for options exercised during the nine months ended September 30, 2004.

The net effect of these errors is to increase revenue by $288,000 and $243,000, to decrease cost of revenue by $22,000 and to increase cost of revenue by $44,000, to increase operating expenses by $153,000 and decrease operating expenses by $97,000, and to increase components of net income for the effects of foreign currency by $5,000 and $22,000, for the three and nine months ended September 30, 2004, respectively. For 2003, the net effect of these adjustments is to decrease revenue by $57,000 and $70,000 to decrease cost of revenue by $4,000 and to increase cost of revenue by $111,000, and to increase operating expenses by $53,000 and $120,000 for the three and nine months ended September 30, 2003, respectively. The provision for income taxes has been revised to reflect the impact of these adjustments.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a reconciliation of net (loss) income as previously reported to amounts as restated for the periods indicated:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net (loss) income, as previously reported	$(1,233,000)	$2,567,000	$155,000	$4,760,000
Adjustments to revenue:
Undelivered training element	—	—	(104,000)	—
Training performed	193,000	—	333,000	—
Consumables	95,000	(57,000)	(41,000)	(70,000)
Product delivered	—	—	55,000	—

Total revenue related adjustments	288,000	(57,000)	243,000	(70,000)

Adjustments to cost of revenue:
Employee compensation	(25,000)	(17,000)	(33,000)	(50,000)
Sales tax	47,000	—	47,000	—
Inventory	—	21,000	(50,000)	21,000
Product delivered	—	—	(8,000)	—
Other	—	—	—	(82,000)

Total cost of revenue related adjustments	22,000	4,000	(44,000)	(111,000)

Adjustments to sales and marketing expense:
Employee compensation	(19,000)	—	9,000	—
Other	—	—	—	(27,000)

Total sales and marketing expense related adjustments	(19,000)	—	9,000	(27,000)

Adjustments to general and administrative expense:
Sales tax	(59,000)	(31,000)	(111,000)	(85,000)
Penalties and interest on sales tax	(24,000)	(62,000)	(118,000)	(174,000)
Gain on abatement of penalties	62,000	4,000	320,000	4,000
Value-added tax	(34,000)	(21,000)	(58,000)	(32,000)
Employee compensation	(79,000)	57,000	48,000	129,000
Other	—	—	7,000	65,000

Total general and administrative expense related adjustments	(134,000)	(53,000)	88,000	(93,000)

Adjustments to income tax provision	(54,000)	(25,000)	(129,000)	(38,000)

Foreign exchange rate adjustments (A)	5,000	—	22,000	—

Restated net (loss) income	$(1,125,000)	$2,436,000	$344,000	$4,421,000

Net income per share (restated):
Basic	$(0.05)	$0.11	$0.01	$0.21
Diluted	$(0.05)	$0.10	$0.01	$0.20

(A)	This amount represents the net impact to the statements of income for errors in translation. The impact to each account is included in the statements of income included elsewhere in Note 3.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adjustments Not Impacting Stockholders’ Equity or Net Income

As of September 30, 2004, we reclassified our value added tax receivable included in prepaid expenses and other current assets as a reduction to our value added tax payable included in accrued liabilities. The adjustments not impacting stockholders’ equity as of December 31, 2003, including the adjustments to the balance sheets for prior periods, are more fully described in Note 3 to the consolidated financial statements filed in our Form 10-K with the SEC on the same date as this Form 10-Q/A has been filed.

We have corrected the presentation of certain amounts related to the training component included in our multiple element arrangements, which had been classified as a reduction to sales and marketing expense when the training was performed, to revenue. We have corrected the presentation of the expenses for our training, which had been incorrectly classified as sales and marketing expense, to cost of revenue. We corrected the presentation of commissions paid to distributors that were improperly recorded as sales and marketing expense as a reduction of revenue. Also, we corrected the presentation of the deferred gain on the sale of our building from net revenue to other income.

The following table sets forth selected consolidated balance sheet data, showing previously reported amounts, restatement adjustments not impacting stockholders’ equity and restatement adjustments impacting stockholders’ equity for the periods indicated.

Consolidated Balance Sheet Data

	September 30, 2004
	As Previously Reported	Adjustments Not Impacting Stockholders’ Equity	Foreign Exchange Rate Adjustments	Other Adjustments Impacting Stockholders’ Equity	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,993,000	$—	$—	$—	$3,993,000
Short term investments	32,175,000	—	—	—	32,175,000
Accounts receivable	6,305,000	—	—	—	6,305,000
Inventory	7,132,000	—	—	(1,000)	7,131,000
Deferred tax asset	1,079,000	—	—	429,000	1,508,000
Prepaid expenses and other current assets	1,495,000	(431,000)	—	—	1,064,000

Total current assets	52,179,000	(431,000)	—	428,000	52,176,000
Property, plant and equipment, net	2,169,000	—	—	—	2,169,000
Intangible assets, net	2,469,000	—	—	—	2,469,000
Goodwill	2,926,000	—	—	—	2,926,000
Deferred tax asset, net of current portion	12,583,000	—	—	1,468,000	14,051,000
Other assets	223,000	—	—	—	223,000

Total assets	$72,549,000	$(431,000)	$—	$1,896,000	$74,014,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,449,000	$—	—	$(17,000)	$4,432,000
Accrued liabilities	5,104,000	(431,000)	—	615,000	5,288,000
Deferred revenue	1,819,000	—	—	47,000	1,866,000
Deferred gain on sale of building – current portion	63,000	—	—	—	63,000
Debt	—	—	—	—	—

Total current liabilities	11,435,000	(431,000)	—	645,000	11,649,000
Deferred gain	32,000	—	—	—	32,000
Long term debt	—	—	—	—	—

Total liabilities	11,467,000	(431,000)	—	645,000	11,681,000

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	24,000	—	—	—	24,000
Additional paid-in capital	101,796,000	—	—	1,574,000	103,370,000
Treasury stock (cost of 1,525,000 shares repurchased)	(13,435,000)	—	—	—	(13,435,000)
Accumulated other comprehensive loss	(177,000)	—	(22,000)	—	(199,000)
Accumulated deficit	(27,126,000)	—	22,000	(323,000)	(27,427,000)

Total stockholders’ equity	61,082,000	—	—	1,251,000	62,333,000

Total liabilities and stockholders’ equity	$72,549,000	$(431,000)	$—	$1,896,000	$74,014,000

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth selected consolidated statement of operation data, showing previously reported amounts, restatement adjustments not impacting net income and restatement adjustments impacting net income for the periods indicated:

Consolidated Statement of Operations Data

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustments Not Impacting Net Income	Foreign Exchange Rate Adjustments	Other Adjustments Impacting Net Income	As Restated
Net revenue	$12,038,000	$(16,000)	$—	$288,000	$12,310,000
Cost of revenue	4,979,000	211,000	(1,000)	(22,000)	5,167,000

Gross profit	7,059,000	(227,000)	1,000	310,000	7,143,000

Other income, net	—	16,000	—	—	16,000

Operating expenses:
Sales and marketing	5,931,000	(235,000)	(2,000)	19,000	5,713,000
General and administrative	2,387,000	24,000	—	134,000	2,545,000
Engineering and development	1,045,000	—	—	—	1,045,000

Total operating expenses	9,363,000	(211,000)	(2,000)	153,000	9,303,000

Income from operations	(2,304,000)	—	3,000	157,000	(2,144,000)
Non-operating (loss) gain, net	272,000	—	2,000	—	274,000

Income before income taxes	(2,032,000)	—	5,000	157,000	(1,870,000)
Income tax benefit	799,000	—	—	(54,000)	745,000

Net (loss)	$(1,233,000)	$—	$5,000	$103,000	$(1,125,000)

Net loss per share:
Basic	$(0.05)	$—	$—	$—	$(0.05)

Diluted	$(0.05)	$—	$—	$—	$(0.05)

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Income Data

	Three Months Ended September 30, 2003
	As Previously Reported	Adjustments Not Impacting Net Income	Adjustments Impacting Net Income	As Restated
Net revenue	$13,453,000	$(19,000)	$(57,000)	$13,377,000
Cost of revenue	5,024,000	—	(4,000)	5,020,000

Gross profit	8,429,000	(19,000)	(53,000)	8,357,000
Other income, net	—	19,000	—	19,000

Operating expenses:
Sales and marketing	3,729,000	—	—	3,729,000
General and administrative	1,527,000	—	53,000	1,580,000
Engineering and development	629,000	—	—	629,000

Total operating expenses	5,885,000	—	53,000	5,938,000

Income from operations	2,544,000	—	(106,000)	2,438,000
Non-operating (loss) gain, net	23,000	—	—	23,000

Income before income taxes	2,567,000	—	(106,000)	2,461,000
Provision for income taxes	—	—	(25,000)	(25,000)

Net income	$2,567,000	$—	$(131,000)	$2,436,000

Net income per share:
Basic	$0.12	$—	$(0.01)	$0.11

Diluted	$0.11	$—	$(0.01)	$0.10

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Income Data

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments Not Impacting Net Income	Foreign Exchange Rate Adjustments	Adjustments Impacting Net Income	As Restated
Net revenue	$41,426,000	$(91,000)	$—	$243,000	$41,578,000
Cost of revenue	15,700,000	732,000	(7,000)	44,000	16,469,000

Gross profit	25,726,000	(823,000)	7,000	199,000	25,109,000

Other income, net	—	48,000	—	—	48,000

Operating expenses:
Sales and marketing	17,534,000	(799,000)	(13,000)	(9,000)	16,713,000
General and administrative	5,838,000	24,000	(2,000)	(88,000)	5,772,000
Engineering and development	2,523,000	—	—	—	2,523,000

Total operating expenses	25,895,000	(775,000)	(15,000)	(97,000)	25,008,000

Income from operations	(169,000)	—	22,000	296,000	149,000
Non-operating (loss) gain, net	423,000	—	—	—	423,000

Income before income taxes	254,000	—	22,000	296,000	572,000
Income tax benefit	(99,000)	—	—	(129,000)	(228,000)

Net income	$155,000	$—	$22,000	$167,000	$344,000

Net income per share:
Basic	$0.01	$—	$—	$—	$0.01

Diluted	$0.01	$—	$—	$—	$0.01

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Income Data

	Nine Months Ended September 30, 2003
	As Previously Reported	Adjustments Not Impacting Net Income	Foreign Exchange Rate Adjustments	Other Adjustments Impacting Net Income	As Restated
Net revenue	$33,042,000	$(51,000)	$—	$(70,000)	$32,921,000
Cost of revenue	12,386,000	—	—	111,000	12,497,000

Gross profit	20,656,000	(51,000)	—	(181,000)	20,424,000

Other income, net	—	51,000	—	—	51,000

Operating expenses:
Sales and marketing	10,962,000	—	—	27,000	10,989,000
General and administrative	3,407,000	—	—	93,000	3,500,000
Engineering and development	1,662,000	—	—	—	1,662,000

Total operating expenses	16,031,000	—	—	120,000	16,151,000

Income from operations	4,625,000	—	—	(301,000)	4,324,000
Non-operating (loss) gain, net	135,000	—	—	—	135,000

Income before income taxes	4,760,000	—	—	(301,000)	4,459,000
Provision for income taxes	—	—	—	(38,000)	(38,000)

Net income	$4,760,000	$—	$—	$(339,000)	$4,421,000

Net income per share:
Basic	$0.23	$—	$—	$(0.02)	$0.21

Diluted	$0.21	$—	$—	$(0.01)	$0.20

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statements of Cash Flows Data

The following table sets forth selected consolidated statements of cash flow data showing previously reported amounts and restated amounts for the periods indicated:

	Nine Months Ended September 30,
	2004	2004	2003	2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Net income	$155,000	$344,000	$4,760,000	$4,421,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	450,000	450,000	286,000	286,000
Gain on disposal of assets	(47,000)	(47,000)	(51,000)	(51,000)
Gain on foreign exchange contract	—	—	(22,000)	(22,000)
Provision for uncollectible accounts	1,000	24,000	(138,000)	248,000
Provision for inventory obsolescence	108,000	108,000	216,000	216,000
Income tax benefit	95,000	228,000	—	38,000
Changes in assets and liabilities:
Accounts receivable	(535,000)	(558,000)	(2,281,000)	(2,667,000)
Inventory	(3,488,000)	(3,431,000)	(835,000)	(775,000)
Prepaid expenses and other assets	906,000	1,014,000	689,000	861,000
Accounts payable and accrued liabilities	588,000	420,000	894,000	1,266,000
Deferred revenue	887,000	590,000	(2,671,000)	(2,602,000)

Net cash provided by (used in) operating activities	(880,000)	(858,000)	847,000	1,219,000

Cash Flows From Investing Activities:
Purchase of investments	(32,181,000)	(32,181,000)	—	—
Additions to property, plant and equipment	(492,000)	(492,000)	(286,000)	(286,000)
Business acquisition	(70,000)	(70,000)	(1,825,000)	(1,825,000)

Net cash used in investing activities	(32,743,000)	(32,743,000)	(2,111,000)	(2,111,000)

Cash Flows From Financing Activities:
Borrowings on line of credit	—	—	1,792,000	1,792,000
Payment on line of credit	(1,792,000)	(1,792,000)	(1,792,000)	(1,792,000)
Payments on insurance notes	(888,000)	(888,000)	—	(307,000)
Proceeds from issuance of common stock, net of expenses	41,868,000	41,868,000	—	—
Proceeds from exercise of stock options and warrants	977,000	977,000	3,513,000	3,513,000
Payment of dividends	(235,000)	(235,000)	—	—
Repurchase of common stocks	(13,435,000)	(13,435,000)	—	—

Net cash provided by financing activities	26,495,000	26,495,000	3,513,000	3,206,000

Effect of exchange rate changes on cash	10,000	(12,000)	(66,000)	(66,000)
Net (decrease) increase in cash and cash equivalents	(7,118,000)	(7,118,000)	2,183,000	2,248,000
Cash and cash equivalents at beginning of period	11,111,000	11,111,000	3,940,000	3,875,000

Cash and cash equivalents at end of period	$3,993,000	$3,993,000	$6,123,000	$6,123,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

Our investments are comprised of U.S. government notes and bonds and have been categorized as available-for-sale. We have classified our available-for-sale securities as either short-term or long-term based on management’s expectations of when the funds will be used. Unrealized (losses) gains on the investments are included in the other comprehensive income (loss) in stockholders’ equity. As of September 30, 2004, we recorded an unrealized loss of $6,000. The following summarizes our investments as of September 30, 2004:

	Amortized Cost	Unrealized (Loss)/Gain	Fair Value
Short-term
U.S. Government bond	$32,181,000	$(6,000)	$32,175,000

Total investments in marketable securities	$32,181,000	$(6,000)	$32,175,000

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $34,000 and $223,000 of customer deposits at September 30, 2004 and December 31, 2003, respectively.

Components of accrued liabilities were as follows:

	September 30, 2004 Restated	December 31, 2003 Restated
Payroll and benefits	$1,909,000	$2,090,000
Warranty expense	899,000	727,000
Sales tax	674,000	1,418,000
Amounts due to customers	333,000	205,000
Professional services	980,000	574,000
Other	493,000	537,000

Total accrued liabilities	$5,288,000	$5,551,000

We reimburse our customers for their costs related to certain marketing programs. On our purchase orders we state the amount that we will reimburse the customers, which is recorded as a reduction of revenue when revenue of the purchase order is recognized. Amounts due to customers represent our obligation to reimburse our customers for these programs.

NOTE 6 – ACQUISITIONS

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

The following unaudited data summarizes the results of operations for the period indicated as if the ADL acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets:

Nine Months Ended September 30, 2003 Restated
Pro forma:
Revenue	$33,471,000
Net income	$4,150,000
Net income per share:
Basic	$0.20
Diluted	$0.18

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

On July 27, 2004, we announced a dividend policy to pay a regular cash dividend of $0.01 per share every other month payable to the stockholders of record at the time when declared by the Board of Directors. The dividend policy will remain in place for an indefinite period of time. The first dividend totaling $235,000 was declared and paid on August 30, 2004 to stockholders of record on August 16, 2004.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004 (Restated)	September 30, 2003 (Restated)	September 30, 2004 (Restated)	September 30, 2003 (Restated)
Net income (loss)	$(1,125,000)	$2,436,000	$344,000	$4,421,000
Other comprehensive (loss) income items:
Unrealized (loss) gain on marketable securities	52,000	—	(6,000)	—
Foreign currency translation adjustments	56,000	4,000	(46,000)	(73,000)

Comprehensive (loss) income	$(1,017,000)	$2,440,000	$292,000	$4,348,000

NOTE 9 – INCOME TAXES

As of December 31, 2003, the valuation reserves on our deferred tax assets were reduced and we recognized an income tax benefit and established net deferred tax assets of $14.2 million. We have recorded a benefit for income tax of $745,000 and a provision for income tax expense of $228,000 for the three and nine months ended September 30, 2004, respectively, which adjusted our deferred tax assets. Income taxes will not be payable, subject to any alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.4 million as of December 31, 2003. For the three and nine months ended September 30, 2003, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization, excluding the deferred tax liability that arises as a result of the amortization of goodwill on our indefinite-lived intangible asset that are deductible for tax purposes. As a result, we recorded a provision for income taxes of $25,000 and $38,000 for the three and nine months ended September 30, 2003, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our manufacturing, administration and headquarter facilities in San Clemente, California, certain equipment and automobiles under operating lease arrangements. Future minimum rental commitments under operating leases as of September 30, 2004 for each of the years ending December 31 are as follows:

Restated
Remainder of 2004	$137,000
2005	539,000
2006	121,000
2007	16,000
2008	1,000

Total	$814,000

The future minimum rentals have been increased by $197,000 to restate for commitments that had been improperly excluded.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 11 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Revenues generated from dentists who financed their purchase through one leasing company were approximately 33% and 32%, respectively, for the three and nine months ended September 30, 2004, and 30% and 32%, respectively, for the same periods of 2003. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net revenue for the three months ended September 30, 2004 and September 30, 2003.

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

NOTE 12 – SEGMENT INFORMATION

We currently operate in a single business segment. Revenue from the sale of Waterlase, our principal product, represented 80% and 81%, respectively, of total revenue for the three and nine months ended September 30, 2004 and 76% and 78%, respectively, for the same periods of 2003. Revenue by geographic location based on the location of customers were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	Restated	Restated	Restated	Restated
Domestic	$10,243,000	$10,365,000	$33,425,000	$25,622,000
International	2,067,000	3,012,000	8,333,000	7,299,000

	$12,310,000	$13,377,000	$41,578,000	$32,921,000

NOTE 13 – SUBSEQUENT EVENTS

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

Cautionary Statement With Respect To Forward-looking Information

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this quarterly report on Form 10-Q/A (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2004, and other filings that discuss our business in greater detail. This Report contains forward-looking statements that can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and variations of these words or similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning our expected sales and operating results, market acceptance of our product, our ability to protect our intellectual property and succeed in our current litigation, our ability to attract and retain key personnel, the potential of our market and our position in it, our manufacturing capacity, estimates concerning asset valuation and loss contingencies and expectations concerning future costs and cash flow, and our ability to successfully finance our business. Our actual results could differ materially from those anticipated in the forward looking statements based on a variety of factors, including, among others: market acceptance of new products, continued acceptance of existing products, the timing of projects due to the variability in size, scope and duration of projects, clinical study results which lead to reductions or cancellations of projects, obtaining regulatory approvals for new products, regulatory delays, the availability of competitive products, risks associated with competition and competitive pricing pressures and economic conditions generally, any of which may cause revenues and income to fall short of anticipated levels, and other factors, including estimates made by management with respect to our critical accounting policies, adverse results in litigation, general economic conditions and regulatory developments not within our control and other risks detailed from time to time in the reports filed by us with the SEC, including our annual report on Form 10-K. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect our beliefs and certain assumptions made by us. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatements described in the Explanatory Note to this Form 10-Q/A and in Note 3 to our unaudited consolidated financial statements contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for corresponding periods.

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

Overview

We are one of the world’s leading dental laser companies. We design, manufacture and market proprietary dental laser systems that are designed to allow dentists, oral surgeons and other specialists to perform a broad range of common dental procedures, including cosmetic applications. We believe our systems provide superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills and other dental instruments. We have clearance from the U. S. Food and Drug Administration to market our laser systems in the United States. We also have the approvals necessary to sell our laser systems in Canada, the European Union and other international markets. Since 1998, we have sold more than 3,000 Waterlase systems and approximately 4,100 laser systems in total in over 25 countries.

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

Three months and nine months ended September 30, 2004 (restated) compared with three and nine months ended September 30, 2003 (restated)

For the nine months ended September 30, 2004 we saw a continuation of the increase in demand that we have been experiencing although a slowdown in demand occurred in the third quarter of 2004. Net revenue increased for the nine months ended September 30, 2004 by 26.3% compared to the nine months ended September 30, 2003. For the third quarter ended September 30, 2004 we experienced a 8.0% decrease in net revenue compared to the same period of 2003. Our priority continues to be on market penetration, which we believe is crucial given the large size of the potential market (over 500,000 practicing dentists in the developed countries of the world), the low penetration of our laser technology in dentistry, which we believe to be less than 3% of dentists in the United States and other developed countries. Based on the sales results for the first nine months, we now expect sales for 2004 to be in the range of approximately $58.0 million to $61.0 million, compared to $48.9 million in 2003.

Operating income for the nine months ended September 30, 2004 was $0.1 million compared to $4.3 million for the same period of 2003. Operating loss for the three months ended September 30, 2004 was $2.1 million compared to operating income of $2.4 million for the same period of 2003. The decrease in operating income in 2004 related to higher fixed operating expenses in all functional areas of our business as a result of our overall growth during the past twelve months. Additionally, we have experienced higher operating expenses due to increases in marketing promotions and general and administrative expenses related to higher legal and professional fees, insurance costs and stockholder communication expenses associated with our proxy and annual report distribution. Legal fees include costs related to the Diodem patent litigation and the putative shareholder class action lawsuits. The legal costs of these lawsuits have affected and are expected to continue to affect our operating income this year.

Net income for the nine months ended September 30, 2004 was $ 0.3 million with earnings per diluted share of $0.01 compared to net income of $4.4 million with earnings per diluted share of $0.20 for the same period of 2003. Net income included a provision for income tax expense of $228,000 for the nine months ended September 30, 2004 with $38,000 for the same period of 2003. Income taxes will not be payable, subject to alternative minimum tax, until we have utilized our net operating loss carryforwards, which were approximately $32.5 million as of December 31, 2003. Net loss for the three months ended September 30, 2004 was $1.1 million with net loss per diluted share of $0.05 compared to net income of $2.4 million with net earnings per diluted share of $0.11 for the same period of 2003.

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

Results of Operations—(restated)

The following table sets forth comparative statements of operations data ($000):

	Restated		Increase (Decrease)	Percent Increase (Decrease)	Percent of Revenue
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003			Three Months Ended September 30 2004	Three Months Ended September 30, 2003
Net revenue	$12,310	$13,377	$(1,067)	(8.0)%	100.0%	100.0%
Cost of revenue	5,167	5,020	147	2.9	42.0	37.5

Gross profit	7,143	8,357	(1,214)	(14.5)	58.0	62.5

Other income, net	16	19	(3)	(15.8)	0.1	0.1
Operating expenses:
Sales and marketing	5,713	3,729	1,984	53.2	46.4	27.9
General and administrative	2,545	1,580	965	61.1	20.6	11.8
Engineering and development	1,045	629	416	66.1	8.5	4.7

Total operating expenses	9,303	5,938	3,365	56.7	75.5	44.4

(Loss) income from operations	(2,144)	2,438	(4,582)	(187.9)	(17.4)	18.2
Non-operating income	274	23	251	1,091.3	2.2	0.2

(Loss) income before tax	(1,870)	2,461	(4,331)	(176.0)	(15.2)	18.4
Benefit for income tax	745	(25)	770	(3,080.0)	6.1	(0.2)

Net (loss) income	$(1,125)	$2,436	$(3,561)	(146.2)	(9.1)	18.2

	Restated		Increase (Decrease)	Percent Increase (Decrease)	Percent of Revenue
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net revenue	$41,578	$32,921	$8,657	26.3%	100.0%	100.0%
Cost of revenue	16,469	12,497	3,972	31.8	39.6	38.0

Gross profit	25,109	20,424	4,685	22.9	60.4	62.0

Other income, net	48	51	(3)	(5.9)	0.1	0.2
Operating expenses:
Sales and marketing	16,713	10,989	5,724	52.1	40.1	33.4
General and administrative	5,772	3,500	2,272	64.9	13.8	10.7
Engineering and development	2,523	1,662	861	51.8	6.1	5.0

Total operating expenses	25,008	16,151	8,857	54.8	60.0	49.1

Income (loss) from operations	149	4,324	(4,175)	(96.6)	0.4	13.1
Non-operating income	423	135	288	213.3	1.0	0.4

Income before tax	572	4,459	(3,887)	(87.2)	1.4	13.5
Provision for income tax	(228)	(38)	(190)	500.0	(0.6)	(0.1)

Net income	$344	$4,421	$(4,077)	(92.2)	0.8	13.4

Revenue increased for the nine months ended September 30, 2004 by 26.3% compared to the nine months ended September 30, 2003. This increase reflects the continued demand for our products, and our expanded marketing efforts to generate increased market penetration. For the third quarter ended September 30, 2004 we experienced a 8.0% decrease in net sales compared to the same period of 2003. We believe this decrease was attributed in part to two factors. The first factor was the pending introduction in the fourth quarter of our new advanced Waterlase MD™ that may have caused potential customers to postpone the purchase of a laser system. The second factor was the series of devastating hurricanes that struck the Gulf region of the United States resulting in the cancellation of the New Orleans Dental Conference and other scheduled sales events that are important vehicles for securing new orders. We expect increased net sales in the fourth quarter of 2004 from the third quarter as a result of generally stronger seasonal sales in the fourth quarter.

Revenue generated outside of the United States were approximately 17% and 20% for the three and nine months ended September 30, 2004, respectively, compared to approximately 23% and 22% for the same periods of 2003. We continue to expand our international marketing efforts. During the nine months ended September 30, 2004, we hosted World Clinical Laser Institute symposiums and seminars in the Asia Pacific region, Mexico, Japan and India. We expect international sales to represent similar percentages of total revenue for the fourth quarter of 2004.

Product mix also stayed relatively constant. Revenue from Waterlase units, our principal product, represented 81% or $33.8 million of total revenue for the first nine months of 2004 compared to 78% or $25.8 million in the same period of 2003. We expect that our Waterlase system and our new Waterlase MD will continue to account for approximately 80% of total revenue for the fourth quarter of 2004.

Significant estimates affecting revenues include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. For the nine months ended September 30, 2004, the reserve decreased slightly from $327,000 at December 31, 2003 to $234,000 at September 30, 2004.

Gross margins decreased to 58.0% for the three months ended September 30, 2004, compared to 62.5% for the same period of 2003. Gross margins were 60.4% for the nine months ended September 30, 2004 and 62.0% for the same period in 2003. The lower gross margins for the three months ended September 30, 2004 were the result of a lower level of revenue in the third quarter of 2004 to absorb our fixed manufacturing costs, together with lower margin revenue related to after-sale services primarily for training costs associated with our multiple element arrangements which are recorded as cost of revenue. Training negatively impacted gross margins for the third quarter and nine months of 2004 by 3% and 3% respectively. Our manufacturing cost structure, except for the cost of materials, is relatively fixed and increased slightly during the third quarter with the addition of a new manufacturing facility brought online in the second quarter of 2004. Significant estimates affecting gross margin include the allowance for inventory obsolescence and accrued warranty expense. During the first nine months of 2004, the allowance for inventory obsolescence increased from $246,000 at December 31, 2003 to $354,000. The provision for warranty expense was $1.8 million in the first nine months of 2004 compared to $970,000 for the first nine months of 2003. Warranty expenses are variable in nature and will fluctuate from time to time due to the number of units under warranty, product reliability and life cycle.

Sales and marketing expense for the three and nine months ended September 30, 2004 was $5.7 million and $16.7 million, respectively, compared to $3.7 million and $11.0 million, respectively, for the same periods of 2003. Sales and marketing expense as a percentage of sales for 2004 was 46.4% in the third quarter and 40.2% for the first nine months of 2004. The increase in sales and marketing expenses compared to the same periods of the prior year reflect our continued marketing efforts to expand consumer awareness to the benefits of our products and to develop new marketing territories, particularly in areas outside of the United States. We expect sales and marketing expense for the fourth quarter of 2004, as a percentage of revenues, to be lower than the third quarter of 2004.

Although we believe we are one of the market leaders in laser dentistry, we must invest not only in traditional marketing but also in education to accomplish the broad adoption of lasers in dentistry that we seek. This is the reason we formed the World Clinical Laser Institute (WCLI) and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. In the first quarter of 2004, the WCLI held its largest ever conference with over 650 participants and over the course of 2004, through an additional six multi-day conferences, expects to reach a participation level of 1,700 of existing and potential customers as well as researchers and academicians. Although we charge a tuition to customers to offset the cost of these conferences (included in revenue), the increasing number and size of WCLI conferences represents a substantial cost to us, a portion of which is included in cost of revenue and a portion of which is included in total sales and marketing expense.

In 2003, we began piloting consumer marketing campaigns in California and other selected markets in the U.S. These pilots often involve a sharing of cost on the part of participating customers. Based on the positive feedback we have received, we intend to continue these pilots and may increase these efforts depending on the results achieved.

General and administrative expenses were $2.5 million and $5.8 million for the three and nine months ended September 30, 2004, respectively, compared to $1.6 million and $3.5 million for the same periods of 2003, respectively. In general, we are experiencing a need to increase human resources and organizational infrastructure necessary to support our growth. We expect that we will be able to leverage off of the fixed nature of these costs. In addition, specific increases in general and administrative expenses are primarily related to legal and professional fees, insurance costs, and stockholder communication expenses related to the proxy and annual report. For the three and nine months ended September 30, 2004, legal fees increased by approximately $595,000 and $1.2 million, respectively, compared to the same periods of 2003. The increase in legal fees was primarily related to the Diodem lawsuit and the putative shareholder class action lawsuits. Administrative wages, insurance, consulting fees related to our Section 404 Sarbanes-Oxley internal controls project and investor relations costs increased approximately $286,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2004 compared to the same periods of 2003. We expect costs in these categories for the fourth quarter of 2004 to be slightly higher than the third quarter of 2004. The increase in our general and administrative expenses were offset by the $62,000 and $320,000 gain recorded on the abatement of penalties on sales tax during the three and nine months ended September 30, 2004, respectively.

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

We experienced a non-operating gain of $274,000 and $423,000, respectively, for the three and nine months ended September 30, 2004 compared to a non-operating gain of $23,000 and $135,000, respectively, for the same periods of 2003, respectively. The increase is primarily due to higher interest income related to the increase in cash, cash equivalents and investments in marketable securities as a result of the $41.9 million in net proceeds received from our public offering in the first quarter of 2004. Included in the non-operating gain were gains on foreign currency transactions of $14,000 and $46,000, respectively, for the three and nine months ended September 30, 2004 compared to $27,000 and $135,000, respectively, for the same periods of 2003. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the euro, which is the only non-U.S. dollar denominated currency in which we have transacted business. The non-operating gain varies from quarter to quarter due to certain economic conditions such as interest rates and foreign currency exchange rates. Although we do not expect significant changes that may affect the non-operating gain, we do anticipate some variation in the gain during the fourth quarter of 2004, primarily due to lower interest income.

For the year ended December 31, 2003, we recorded an income tax benefit of $11.9 million as a result of reducing the valuation allowance on deferred tax assets which was included in our consolidated statements of income and an income tax benefit for the exercise of stock options of $2.2 million which was recorded to additional paid-in capital. The deferred tax assets consist primarily of net operating loss carryforwards. They had been fully reserved in prior periods due to the uncertainty of whether we would generate sufficient taxable income to realize the benefits of the assets. Based upon the level of our historical taxable income and the projection for future taxable income, we concluded that it was more likely than not that we would realize the benefits of these assets. We recorded a benefit for income tax of $745,000 for the three months ended September 30, 2004 and a provision for income tax expense of $228,000 for the nine months ended September 30, 2004 with a corresponding reduction of deferred tax assets. For the three and nine months ended September 30, 2003, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization, excluding the deferred tax liability that arises as a result of the amortization of goodwill and our indefinite-lived intangible asset that are deductible for tax purposes. As a result, we recorded a provision for income taxes of $25,000 and $38,000 for the three and nine months ended September 30, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had $40.5 million in net working capital, an increase of $30.4 million from $10.1 million at December 31, 2003. Our principal source of liquidity at September 30, 2004 consisted of our cash balance of $4.0 million and investments in marketable securities of $32.2 million. For the nine months ended September 30, 2004, our sources of cash were net proceeds of $41.9 million from our public offering and $977,000 from the exercise of stock options. Principal uses of cash for the nine months ended September 30, 2004 were investments in marketable securities of $32.2 million, funds used to repurchase common stock of $13.4 million, payments totaling approximately $2.7 million to pay off debt outstanding at December 31, 2003, additions to long term assets of approximately $492,000 and dividends paid of $235,000. Operating activities used $858,000 of cash for the nine months ended September 30, 2004, consisting of approximately $1,107,000 in cash generated from net income adjusted for non-cash items, offset by approximately $1,965,000 of cash used through changes in assets and liabilities. For further details, see the Unaudited Consolidated Statements of Cash Flows included in this Report.

Principal among the changes in assets and liabilities which used cash were increases in accounts receivable and inventory. Accounts receivable at September 30, 2004 increased approximately $534,000 from December 31, 2003. Our days sales in accounts receivable increased from 46 days for the second quarter of 2004 to 56 days for the third quarter of 2004. Inventory increased approximately $3.3 million from December 31, 2003. This increase was primarily due to increased levels of production in the third quarter which was geared to meet sales at a level comparable with our expected rates of growth. Since that level of sales did not occur in the third quarter, inventory turnover for the third quarter fell to 3.4 from 4.9 in the second quarter of 2004. Although we anticipate certain fluctuations in our inventory levels during the fourth quarter of 2004 to meet new product demands for the Waterlase MD and higher revenue growth, we expect our ending inventory at December 31, 2004 to be similar or slightly lower than the amount at September 30, 2004.

On March 3, 2004, we completed a public offering of 2.5 million shares of common stock. Net proceeds from the offering were $41.9 million. We have subsequently invested the proceeds in marketable securities consisting of U.S. Treasury bills with durations of less than one year. We also incurred legal, accounting and related costs of approximately $1.5 million which we had capitalized in Other Assets. After the closing of the offering, we reclassified these capitalized costs from Other Assets to Additional Paid-in Capital. We used a portion of the net proceeds to repay $1.8 million on the line of credit and $888,000 in debt and expect to use the balance of the net proceeds of the offering for general corporate purposes, working capital, and capital expenditures, including expenditures for expansion of our production capabilities, acquisition or investment in complementary businesses or products or the right to use complementary technologies. The proceeds have been invested, pending their use as described, in short-term, interest bearing securities and debt instruments in compliance with our investment policy. In addition, the Board of Directors concluded that a stock repurchase program currently represents a use of capital that can enhance stockholder value. Therefore, in July of 2004, we announced a stock repurchase program to acquire up to 1.25 million shares over the next 12 months. In August of 2004, the Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. These shares may be purchased from time to time on the open market or through privately negotiated transactions over the next 12 months. As of September 30, 2004 we have repurchased approximately 1.5 million shares at an average price of $8.81 per share. Also in July of 2004, the Board of Directors established a dividend policy that will remain in effect for an indefinite period of time and pays a regular cash dividend of $0.01 per share every other month when declared by the Board of Directors. The first dividend totaling $235,000 was declared and paid on August 30, 2004 to stockholders of record on August 16, 2004.

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

We had no material commitments for capital expenditures as of September 30, 2004 and have not entered into any material commitments after that date. The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2004 for the years ending December 31:

	Restated
	September 30, 2004	Three Months Ending December 31, 2004	Years Ending December 31,
			2005	2006	2007	2008
Operating leases	$814,000	$137,000	$539,000	$121,000	$16,000	$1,000

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt securities until after further deliberations by the FASB. The adoption of this pronouncement did not impact our results of operations or financial position.

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

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors, securities analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include, but are not limited by the following:

•	variation in demand for our products, including variation due to seasonality

•	our ability to research, develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner

•	our ability to control costs

•	the size, timing, rescheduling or cancellation of orders from distributors

•	the introduction of new products by competitors

•	long sales cycles and fluctuations in sales cycles

•	the availability and reliability of components used to manufacture our products

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general

•	the mix of our domestic and international sales, and the risks and uncertainties associated with our international business

•	costs associated with any future acquisitions of technologies and businesses

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar provisions under applicable state laws

•	developments concerning the protection of our proprietary rights

•	general global economic, political, international conflicts, and acts of terrorism

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

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition. We have received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We have provided information to the SEC and, when we receive any additional requests for information, we will continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from us or commences further proceedings, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2003 we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2003, approximately $32.4 (restated) million of net operating loss carryforwards were available to us for federal income tax purposes. Of this amount, approximately $27.7 (restated) million is available to offset 2004 federal taxable income or the taxable income generated in future years. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any ownership changes qualifying under Section 382 including changes resulting from or affected by our recent public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

The issuance of any preferred stock may:

•	delay, defer or prevent a change in control of our Company

•	discourage bids for the common stock at a premium over the market price of our common stock

•	adversely affect the voting and other rights of the holders of our common stock

•	discourage acquisition proposals or tender offers for our shares

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

As described more fully in our Management’s Report on Internal Control over Financial Reporting set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified internal control deficiencies that individually or collectively constitute material weaknesses in our internal control over financial reporting. Management currently is implementing certain remedial measures identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, and intends to implement the remaining remedial measures during the course of 2005. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals. While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report on Internal Control over Financial Reporting. Please see Part I, Item 2. “Management’s Discussion and Analysis—Risk Factors—Our internal controls and procedures need to be improved” contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In light of the material weaknesses referenced below and described in Management’s Report on Internal Control over Financial Reporting included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, which were also in existence as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. However, our Chief Executive Officer and our Chief Financial Officer believe that the remedial measures described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, when implemented, will be effective to address the material weaknesses described in the Management’s Report on Internal Control over Financial Reporting and should allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

There was a material weakness in our internal control over financial reporting as of the end of the period covered by this Form 10-Q/A, which was subsequently remediated prior to December 31, 2004. As of September 30, 2004, we did not maintain effective controls over the accounting for accrued sales tax and the related expense accounts. Specifically, we did not have effective controls over the completeness and accuracy of accrued sales tax and the related expense accounts. This control deficiency resulted in adjustments to the consolidated financial statements for the three and nine months ended September 30, 2004 as described in Note 3 to the unaudited consolidated financial statements included in this Form 10-Q/A. Additionally, this control deficiency could result in a material misstatement to accrued sales tax and related expense accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined this control deficiency constituted a material weakness.

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
John W. Hohener
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)