Form 10-K
period 2004-12-31
BIOLASE TECHNOLOGY INC
filed 2005-07-19
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.001 per share

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

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $327,150,307 based on the closing price per share of $13.46 for the Registrant’s common stock as reported on the NASDAQ National Market on such date multiplied by 24,305,372 shares of the Registrant’s common stock which were outstanding and held by non-affiliates on such date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 31, 2005, there were 22,975,937 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

BIOLASE®, Millennium®, Pulsemaster® and WaterLase® are registered trademarks, and LaserSmile™, Diolase Plus™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Flow™, YSGG™, Soft Touch™, WaterLase MD™, HydroBeam™ and SensaTouch™ are trademarks, of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

EXPLANATORY NOTE

In addition to providing financial statements and other required information for our fiscal year ended December 31, 2004, this Annual Report on Form 10-K also includes restated consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, as discussed in Note 3 to our consolidated financial statements. Our previously issued financial statements for each of these periods should not be relied upon.

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

We are restating the consolidated financial statements for the years ended December 31, 2003 and 2002 in this Form 10-K to correct for the following items:

•	Under accrual of sales tax, and penalties and interest, and the reflection of the subsequent abatement of a portion of the penalties and interest

•	Refunds that were recorded for VAT, understating our VAT payable

•	Training services and consumables in our multiple element arrangements for which these applicable elements of revenue were overstated

•	Recognition of revenue on a Waterlase system that was not fully functional at the time of shipment

•	Accruals for payroll expenses

•	Recording cost of raw materials

•	Sales tax on warranty items

•	Adjustments identified but not originally recorded that were previously determined to be immaterial

The disclosures in the following items related to the years ended December 31, 2003 and 2002 have likewise been updated as a result of the restatement:

Part II – Item 6 – Selected Consolidated Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

The restated consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 are included in this Form 10-K. The restatement of the quarterly and year-to-date periods for 2004 and 2003 are included in Amendments on Form 10-Q/A for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004.

Refer to “Selected Quarterly Financial Data” on page 39 to see the effect of the noted restatements in the quarters of 2003 and 2004.

Concurrently with the filing of this Form 10-K, we are filing with the SEC the Form 10-Q/A for the first, second, and third quarters of 2004 to reflect the changes required as a result of the restatements described above. No amendments have been made to our previously filed Annual Reports on Form 10-K for fiscal years 2003 or 2002, or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and therefore they should not be relied upon.

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements that involve a number of risks and uncertainties, These forward-looking statements include, but are not limited to, statements and predictions regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing costs and expansion of our operations, the impact of competition and of technological advances, and the risks set forth under “Risk Factors” in Item 7. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The information contained in this Annual Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.    Business

We are the world’s leading dental laser company. We design, manufacture and market proprietary dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase® system in Japan. Since 1998, we have sold more than 3,350 Waterlase systems and approximately 4,500 laser systems in over 45 countries.

We offer two categories of laser system products: (i) Waterlase system and (ii) Diode system. Our flagship product category, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We also offer a family of Diode laser system products to perform soft tissue and cosmetic procedures, including tooth whitening.

Waterlase system.    We refer to our patented interaction of water with laser as YSGG™ Laser HydroPhotonics™. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase system, which contains the elements erbium, chromium and yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser HydroPhotonics, the Waterlase system can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue. The Waterlase system is one of the world’s best selling dental laser systems, and we estimate it currently accounts for a majority of all dental lasers sold worldwide.

Diode system.    We also offer a family of Diode system products, which use a semiconductor diode laser to perform soft tissue and cosmetic procedures, including tooth whitening. Our Diode system serves the growing markets for cosmetic and hygiene procedures.

The Diode system, together with our Waterlase system, offer practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and disposables for our laser systems, such as hand pieces, laser tips and tooth whitening gel. The Waterlase system comprised 84%, 83% and 77% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. The Diode system comprised 11%, 12% and 18% of our total revenue for the same periods.

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

Our goal is to establish our laser systems as essential tools in dentistry and to continue our leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our laser systems, particularly our Waterlase system. In 2002, we founded the World Clinical Laser Institute, an association that includes prominent dental industry leaders, to formalize our efforts to educate and train dentists and surgeons in laser dentistry. We participate in numerous other symposia and dental industry events to stimulate demand for our products. We have also developed numerous relationships with dental schools, research facilities and dental institutions, in the United States and abroad, which use our products for education and training. More than 25 institutions use our products, including St. Barnabas Hospital and the dental schools of Columbia University, Loma Linda University, Tufts University, University of California at Los Angeles, University of Southern California and Oklahoma University. We are in the process of adding nine more institutions over the coming months. We believe this will expand awareness of our products among new generations of dental professionals.

Company Background and Recent Events

From inception in 1987 until 1998, we were engaged primarily in the research and development of the use of water and laser technology. We were originally formed as Societe Endo Technic, SA, or SET, in 1984 in Marseilles, France, to develop and market various endodontic and laser products developed by Dr. Guy Levy, then chairman of the Endodontics Department at the University of Marseilles. In 1987, SET was moved to the United States and was merged with a public holding company, Pamplona Capital Corp. In 1994, we changed our name to BIOLASE® Technology, Inc. Through the end of fiscal 2000, we were financed by approximately $42 million in stockholder investments through a series of private placements of stock and the exercise of warrants and stock options.

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

In December 2001, we formed BIOLASE Europe GmbH, a wholly owned subsidiary based in Germany. In February 2002, BIOLASE Europe acquired a laser manufacturing facility in Germany and commenced manufacturing operations at that location. This acquisition has enabled us to initiate an expansion of our sales in Europe and neighboring regions. We purchased the facility for cash consideration in October 2003 for approximately €986,000 (approximately $845,000) plus applicable taxes.

On May 21, 2003, we acquired the American Dental Laser product line and other dental laser assets of American Medical Technologies, Inc., or AMT, for approximately $5.8 million. The acquired assets included dental laser patents, customer lists, brand names and other intellectual property as well as laser systems, including the DioLase and Pulsemaster® systems.

In May 2004, we launched the DioLase Plus™ laser system, which is our first dental laser product that resulted from the integration of the American Dental Laser value proposition and BIOLASE’s cutting-edge technology platform. The DioLase Plus is a fully-featured, entry-level cosmetic, soft tissue and periodontal laser. The DioLase Plus delivers more power and features than competing entry-level diode lasers, with 7 watts of power vs. 3-5 watts found in competing systems. The DioLase Plus has many cosmetic and soft tissue applications; soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by bacteria penetration of the pocket lining and junctional epithelium.

In May 2004, we opened our new manufacturing facility in San Clemente, California. The new facility is located adjacent to our headquarters. The building brings our U.S. leased facility capacity to approximately 40,000 square feet.

In July 2004, we announced that our Board of Directors authorized a 1.25 million share repurchase program. On August 9, 2004, we announced that our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. During 2004, we repurchased approximately 1,964,000 shares at an average price of $8.35 per share.

In July 2004, we announced a dividend policy to pay a regular cash dividend of $0.01 per share every other month payable to the stockholders of record at the time when declared by the Board of Directors.

In October 2004, we launched the Waterlase MD™, a new clinical and technological platform for dentistry. The Waterlase MD, which features exclusive, proprietary technology from BIOLASE, has a very broad range of clinical capabilities both in dentistry and other medical disciplines. The Waterlase MD platform is intended to deliver on the “wish list” of clinical capabilities requested by dentists and comfort sought by patients. Notable features include the HydroBeam™ LED illumination with a contra-angle 360 degree rotating handpiece as well as a SensaTouch™ laser control system with easy touch screen functionality. The new system provides powerful cutting action, allowing the dentist to select up to 50 pulses per second. Another key advancement of the new system is two distinct pulse modes. Dual-mode capability gives the dentist the ability to do procedures with more comfort and control. These new features coupled with innovative, ergonomic styling and design are part of BIOLASE’s proprietary MD technology platform upon which the Waterlase MD is based. The Waterlase MD all-tissue dental laser is the new premium price-point product of BIOLASE’s dental laser product portfolio, serving to expand our existing dental laser product line.

In January 2005, we acquired the intellectual property portfolio of Diodem LLC (“Diodem”), consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These escrowed shares had a fair market value of $500,000 at the time of the Binding Letter of Intent. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products.

More recently, we have embarked on conducting research and development activities outside the field of dentistry. In particular, we have been researching a laser procedure for the permanent reversal of presbyopia, which is the phenomenon of natural aging that results in the loss of near-reading ability over the age of 40 years old. According to the Wall Street Journal article “Reading the Fine Print,” published on February 14, 2005, 110 million Americans suffer from presbyopia. In March 2005, we acquired a fully paid license related to patents owned or licensed by SurgiLight, Inc. As a result of the acquisition, BIOLASE received fully paid license rights in the U.S. and International markets to patents in the field of presbyopia and other patents related to the field of Ophthalmology. BIOLASE acquired the fully paid license for a total consideration of $2.0 million in cash, of which $1.8 million was paid during the first quarter of 2005 and $200,000 remains outstanding.

Industry Background

General

More than 200 million hard tissue procedures are performed annually in the United States, according to a 2001 survey, released in 2003, by the American Dental Association. Hard tissue procedures include cavity preparation, inlays, crowns, root canals and other procedures involving bone or teeth. Based on this survey, more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include gum line alteration, gum grafts and other procedures involving soft dental tissue. According to statistics compiled by the American Dental Association, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists, and the rest are performed by oral surgeons, periodontists and other specialists.

The American Dental Association estimates that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral disease. According to the American Dental Association, annual expenditures in the United States in 2002 for dental treatment costs were $70 billion, and are expected to increase to approximately $100 billion by 2010.

Recently, the emergence of popular reality television programming focused on “extreme makeovers” has resulted in a growing awareness among consumers of the value and importance of a healthy smile. As such, the dental industry has entered an era of growth and consideration of advanced technologies that allow dentists to perform simple or complex cosmetic dental procedures with minimal trauma, patient acceptance and clinically superior results. We believe our product mix corresponds with this trend, and we expect incremental growth from these pressures in the marketplace.

Traditional Dental Instruments

Dental procedures are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue. Dentists and other specialists choose from a variety of instruments depending on the tissue involved and the type of procedure. Most procedures require the use of multiple instruments to achieve the desired result.

High Speed Drills.    Most dentists use high speed drills for hard tissue procedures, such as preparing cavities for filling and gaining access for performing root canals or shaving and contouring oral bone tissue. Adverse effects associated with drills include thermal heat transfer, vibration, pressure and noise. The cutting and grinding action of high speed drills can cause damage to the patient’s dental structure. Additionally, this grinding action of high speed drills on teeth can potentially provide an entry point for the bacteria that causes tooth decay and weakens the tooth’s underlying structure, which leads to fractures and broken cusps. Crowns and root canals may become necessary as a result of damage caused during previous dental procedures.

Cutting Instruments.    Soft tissue procedures, such as reshaping gum lines and grafting on new gum tissue, are typically performed by oral surgeons or periodontists using scalpels, scissors and other cutting tools. Due to the pain and discomfort associated with procedures performed with these instruments, most soft tissue procedures require the use of local anesthetic which results in numbness and discomfort, and often require stitches. Use of scalpels, scissors and other cutting tools typically cause bleeding, post-operative swelling and discomfort. Bleeding reduces the practitioner’s visibility and efficiency, and generally makes procedures more cumbersome. Bleeding is a particular problem for patients with immune deficiencies or blood disorders, and patients taking blood-thinning medications.

Alternative Dental Instruments

Alternative technologies have been developed over the years to address the problems associated with traditional methods used in dentistry. Most alternatives have addressed either hard or soft tissue applications. The predominant alternative technologies and their limitations are discussed below.

Air Abrasion Systems.    Air abrasion systems were introduced as an alternative to the high speed drill for hard tissue procedures. Air abrasion systems blow a powerful air stream of aluminum oxide particles to erode hard tissue and remove the harder forms of decay. Air abrasion is most commonly used to repair cracks and discolorations, clean out pits and fissures, prepare cavities to be filled with composites and prepare tooth surfaces for bonding. However, air abrasion is not suitable for a variety of hard tissue procedures including bone, and cannot be used on, or very near to, soft tissue. In addition, the use of air abrasion is time consuming and scatters particles that can be inhaled by patients and staff, as well as damage equipment and instruments. Due to these limitations, we believe the popularity of these systems has declined over the last few years.

Electrosurge Systems.    A commonly used technology, known as electro surge, was developed to cut soft tissue. Electro surge systems use an electrical spark that simultaneously cuts and cauterizes tissue, resulting in less bleeding than occurs with scalpels. Traditional electro surge results in deep penetration, which can cause unwanted damage to surrounding tissue, and is generally less precise than lasers. Electro surge is not suitable for hard tissue procedures and, due to the depth of penetration, generally requires use of anesthesia and involves a lengthy healing process. Use of most electro surge units is restricted near metal fillings and dental implants. Additionally, electro surge generally cannot be used with patients with implanted pacemakers and defibrillators.

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

The BIOLASE Solution

We believe the potential for increased patient satisfaction, improved outcomes and enhanced practice profitability that can be achieved through use of our products will position our laser systems as the instruments of choice among practitioners and patients for a broad range of dental procedures. We have developed our laser systems and related products specifically for the dental market to more effectively perform a broad range of dental procedures. The skill level and dexterity necessary to operate our laser systems are similar to those necessary to operate conventional drills and other dental equipment. Our laser systems also have the advantage of being able to perform procedures in narrow spaces where access for conventional instruments often is limited. Our systems are intended to complement traditional tools, such as dental drills, which perform functions that our systems do not address, such as cutting metal fillings and certain polishing and grinding functions.

Our primary product category, the Waterlase system, is one of the best selling dental laser system in the world. The Waterlase system precisely cuts hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue and dental structure. Our Diode system is designed to complement the Waterlase system, and is used in soft tissue procedures and cosmetic applications, such as tooth whitening. The Diode system, together with our Waterlase system, offers practitioners a broad product line with a range of features and price points.

A small percentage of dental professionals worldwide currently use lasers. Moreover, our laser systems are more expensive than traditional dental tools. However, we believe that the significant performance advantages of our systems, the potential return on investment that our systems offer practitioners and the options available to finance the purchase of our systems will enable us to continue to penetrate the dental market segment.

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Additional procedures through increased efficiency. Our systems often shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, the Waterlase system reduces the need for anesthesia and enables dental practitioners to perform multiple procedures in one visit. An advantage of the Waterlase system is that it can be used to perform cavity preparations in multiple quadrants. In contrast, many dentists using high speed drills usually do not perform cavity preparations in more than one quadrant per visit because of concerns relating to use of anesthesia in multiple regions. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding. Additionally, our tooth whitening laser, LaserSmile™, performs tooth whitening faster than competing non-laser systems due to its high power and fast activation of our proprietary whitening gel.

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. These procedures include crown lengthening, frenectomy and biopsy. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills and professional satisfaction.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our systems will improve patient retention, attract new patients and increase demand for elective procedures.

•	Fewer post-operative complications. Our laser systems can reduce trauma, swelling and general discomfort, resulting in fewer post-operative complications that require follow up treatment. Practitioners can devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. With our Waterlase system, patients can experience dramatically improved comfort during and after most procedures. In most cases, procedures can be performed without local anesthesia, which eliminates the pain associated with injections and the feeling of numbness following the procedure.

•	Convenience. Dentists generally prefer to perform procedures that require local anesthesia in no more than one or two quadrants of the mouth in a single visit because of concerns related to the use of local anesthesia in multiple quadrants. Our Waterlase system does not require anesthesia in most cases, which allows procedures to be performed in multiple quadrants during a single office visit. This reduces the number of visits necessary to complete the patient’s treatment plan.

•	Reduced trauma. Trauma to the dental structure can be reduced because the Waterlase system avoids the thermal heat transfer, vibration and grinding action associated with the high speed dental drill. For soft tissue applications, our laser systems cut with more precision and less bleeding than typically achieved with conventional instruments.

•	Broader range of available procedures. Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market and to establish our laser systems as essential tools in dentistry. Our business strategy consists of the following key elements:

•	Increase awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of our laser systems, particularly the Waterlase system. We plan to increase adoption of our laser systems by practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute, dental schools and other educational forums. We also intend to market our systems to practitioners through our direct sales force and advertising. We have recently begun and plan to continue our marketing efforts aimed directly at patients.

•	Expand sales and distribution capabilities. In the United States, we intend to continue to build a direct sales force and marketing team. Internationally, we intend to use established dental and medical device distributors and to use a direct sales force in select countries. We are developing an infrastructure to support growth in sales and marketing. This infrastructure includes information technology systems and personnel to manage our sales force, compile sales and marketing data and better serve our customers and distributors.

•	Expand product platform and applications. We plan to expand our product line and product applications by developing product enhancements and new laser technologies. Additionally, we may strategically acquire complementary products and technologies. For example, we acquired the American Dental Laser product line, which has enabled us to increase market penetration by offering a broad line of laser systems with a range of features and price points.

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

•	Strengthen and defend technology leadership. We believe our proprietary Waterlase system and YSGG Laser HydroPhotonic technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and abroad. We intend to strategically enforce our intellectual property rights worldwide.

Products

We have two principal product lines. Our family of products includes the Waterlase and Diode systems, which we developed through our own research and development.

We currently sell our products in over 45 countries. The U.S. Food and Drug Administration (FDA) has cleared all of our laser systems for the applications listed below, which enables us to market the systems in the United States. Our systems have the CE Mark and may be sold in the European Union. Additionally, we have approval to sell our Waterlase system in Canada, Australia, New Zealand and other Pacific Rim countries.

PRODUCT	SELECTED APPLICATIONS	KEY FEATURES
Waterlase System

Waterlase MD

Laser Technology

Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

Laser Wavelength

2780 nm

Power

0.1 – 8.0 Watts

Repetition Rate

10 – 50 Hz

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

•     HydroBeam Illuminated Handpiece

•     SensaTouch Laser Control System

•     MD Flow™ – water level laser sensor

•     Laser Operatory Management System – 40% smaller footprint

•     360-degree contra-angle, rotatable handpiece

•     ComfortJet™ air/water delivery system

•     Windows® CE operating system

•     16 optimized, factory loaded pre-sets

•     LaserPal™ help system

Waterlase YSGG Laser Technology Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray Laser Wavelength 2780 nm

Hard Tissue: Cavity preparation, caries removal, roughening or etching, root canal and other hard tissue surgical applications.

Bone: Cutting, shaping, contouring, resection, crown lengthening (restorative), apicoectomy or amputation of root end, and other oral osseous or bone procedures.

•     Advanced fiber delivery system

•     Ergonomic handpiece

•     Soft Touch™ front panel display with precise preset functionality

•     Extensive control panel – providing precise digital control of the air and water spray for maximum flexibility

PRODUCT	SELECTED APPLICATIONS	KEY FEATURES

Power 0.1 – 6.0 Watts Repetition Rate 20 Hz	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal, hemostasis, aphthous oral ulcers, operculectomy and other soft tissue surgical applications.	• Ease of maneuverability from operatory to operatory

Cosmetic: Gingivectomy, gingivoplasty and crown lengthening.

Diode System

LaserSmile System Laser Technology Semiconductor Diode Laser Laser Wavelength 810 nm Power 10.0 Watts	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, gingivoplasty and other soft tissue surgical applications. Cosmetic: Gingivectomy, gingivoplasty and tooth whitening.

•      LaserSmile whitening handpiece

•      “No revenue” sharing professional in-office tooth whitening treatment

•      Adjustable aiming beam

•      Extensive control panel – providing precise digital control of pulse count

•      Fully adjustable pulse modes

•      Optimized, pre-set functionality

•      Ease of maneuverability from operatory to operatory

DioLase Plus System Laser Technology Semiconductor Diode Laser Laser Wavelength 810 nm Power 7.0 Watts	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing and other soft tissue surgical applications. Cosmetic: Gingivectomy and gingivoplasty.	• Extensive control panel – providing precise digital control of pulse count • Fully adjustable pulse modes • Optimized, pre-set functionality • Ease of maneuverability from operatory to operatory

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase system uses disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market aftercare products, such as flexible fibers and hand pieces. Our Diode system also uses flexible fibers and hand pieces as well as tooth whitening gel kits for our LaserSmile system.

Warranties and Insurance

Our laser systems sold to end users and distributors are covered by one-year and fourteen-month warranties, respectively, against defects in material and workmanship. Our warranty covers parts and service for direct sales and parts only for distributor sales. We sell service contracts to our end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. In addition, we maintain product liability insurance with respect to our products with a general coverage limit of $12 million in the aggregate.

Manufacturing

We manufacture, assemble and test our products at manufacturing facilities located in San Clemente, California and Floss, Germany. We acquired our German manufacturing facility in 2002. We manufacture and install our systems and provide maintenance services for products sold in Europe and other international markets through both our California and German operations. Sales of products manufactured at our German facility accounted for 13% of our revenue in 2004, 12% of our revenue in 2003 and 9% of our revenue in 2002.

We use an integrated approach to manufacturing, including the assembly of laser heads, electronics and cabinetry, which allows us to maintain high quality and control cost. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We have no written supply contracts with our key suppliers. Three key components used in our Waterlase system, which accounted for approximately 84% of our revenue in 2004, 83% of our revenue in 2003 and approximately 77% of our revenue in 2002, are each supplied by a separate single-source supplier. A leading European supplier of precision hand tools manufactures the Waterlase hand pieces and the laser crystal and fiber components are each made by a separate supplier. We have not experienced material delays from the suppliers of these three key components and we have identified and tested alternative suppliers for each of these components. However, an unexpected interruption in a single source supplier could create manufacturing delays and disrupt sales as we take the necessary steps to replace the supplier, which we estimate could take up to three months.

Our manufacturing facilities are ISO 13485 certified. ISO 13485 certification provides guidelines for quality of company systems associated with the design, manufacturing, installation and servicing of company products. In addition, both the U.S. and German facilities are registered with the U.S. Food and Drug Administration and are compliant with the FDA’s Good Manufacturing Practice guidelines.

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

Dental Practitioners.    We currently market our laser systems directly to dental practitioners through regional, national and international trade publications, events, meetings and seminars. We also use brochures, direct mailers, press releases, posters and other promotional materials, as well as print and electronic media news coverage. In 2002, we founded the World Clinical Laser Institute to formalize our efforts to educate and train dental practitioners in laser dentistry. The Institute conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers and academicians, including two or three-day seminars and training sessions involving in-depth discussions on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools and clinical laboratories, which use our products in training and demonstrations. We believe these relationships will increase awareness of our products.

Patients.    We recently began to market the benefits of our laser systems directly to patients through marketing and advertising programs, including print and broadcast media, local television news and radio spots, as well as product placements of our laser systems on popular reality television “makeover” programs. We believe that making patients aware of our laser systems and their benefits will increase demand for our products.

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

International revenue accounts for a significant portion of our total revenue. International revenue accounted for approximately 19%, 20%, and 23% of our total revenue in 2004, 2003, and 2002, respectively. Revenue in Asia, Latin America, Pacific Rim countries and Australia accounted for approximately 8%, 9%, and 12% of our total revenue in 2004, 2003, and 2002, respectively. Revenue in Europe accounted for approximately 11%, 11%, and 11% of total revenue in 2004, 2003, and 2002, respectively.

Direct Sales.    We sell products in the United States and Canada through our direct sales force, which is organized by region. As of December 31, 2004, we had one regional manager and 30 sales representatives. Each of our direct sales employees receives a base salary and commissions on sales. We plan to expand our direct sales force in territories that represent growing markets.

Distributors.    Except for sales in Canada, Germany, Spain and Italy, we sell products outside the United States primarily through a network of independent distributors located in Europe, Asia and Australia. Generally, our distributors enter into exclusive agreements in which they purchase systems and disposables from us at a wholesale dealer price and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. We have exclusive arrangements with certain distributors for select territories, under which distributors are generally required to satisfy certain minimum purchase requirements to maintain exclusivity. Typically, sales to new distributors are generally paid in advance or secured with a letter of credit.

Seasonality.    We have experienced a distinct seasonal pattern over the past several years. The fourth quarter, ending December 31, has generally been the strongest quarter, and in 2004 accounted for approximately 32% of our 2004 revenue. By contrast, the first quarter is generally the slowest sales quarter and in 2004 accounted for only 24% of our 2004 revenue. The second quarter is generally stronger than the first quarter however in 2004, it also accounted for approximately 24% of our 2004 revenue. The third quarter has generally been flat to down compared to the second quarter, accounting for approximately 20% of our revenue in 2004. We believe the seasonality demonstrated in the fourth and first quarters is due to the buying patterns of many dentists, including the response to certain tax advantages offered in the United States for capital equipment purchases. During 2004, our third quarter was significantly impacted by two items. We believe that many customers delayed purchasing decisions pending the anticipated launching of our new Waterlase product, the Waterlase MD. In addition, some of our U.S. trade shows and seminars were impacted in the southeast by the region’s major hurricanes. Trade shows and seminars are a significant sales-generating process for us. As a result of this seasonality, our growth metrics compare growth in a quarter to the same quarter in the prior year and are not focused on growth in consecutive quarters which has been and we expect will continue to be skewed by this seasonality effect.

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

Financing Options.    Many dentists finance their purchases through third-party leasing companies or banks. In these transactions, the dentist first enters into a purchase order with us. We then enter into a purchase order with the leasing company, which purchases the product from us, and the dentist enters into a lease agreement with the leasing company. We receive payment in full for the product at the time of purchase from the leasing company, and we are not a party to the lease. The dentist pays the leasing company or bank in installments, and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease. Approximately 28% of our revenue in 2004 was generated from sales to dentists who financed their purchase through National Technology Leasing Corporation, an equipment leasing broker. National Technology Leasing arranges financing through banks.

We have an agreement with National Technology Leasing under which we agreed to offer National Technology Leasing first right of refusal when dentists desire to use a finance or lease company. Our customers are under no obligation to finance the purchase or lease of any equipment through National Technology Leasing, and we refer only those customers that request a referral from us. In exchange, National Technology Leasing agreed to give us first priority on scheduling personnel in support of our sales functions, and on processing lease or financing transactions for our customers. National Technology Leasing further agreed to sponsor marketing programs from time to time for our benefit and the benefit of our customers. Additionally, National Technology Leasing agreed to accept the terms of our customer purchase order in transactions in which it is a party pursuant to the revised agreement entered into August 5, 2003. The agreement is for one year intervals and automatically renews if no action is taken to terminate. The agreement is now in effect until August 5, 2005. The agreement also may be terminated by either party upon 45 days written notice. If leasing arrangements were no longer available through National Technology Leasing or the banks with which it deals, we believe our customers would be able to obtain financing through a variety of other leasing companies or banks that frequently approach us to provide financing for our products.

Research and Product Development

Research and development activities are essential to maintaining and enhancing our business. We believe our research and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of 15 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including three Ph.Ds. During the years ended December 31, 2004, 2003 and 2002, our research and development expenses were approximately $3.6 million, $2.5 million and $1.7 million, respectively. We intend to focus our research and development activities on improving our existing products and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems.

More recently, we have embarked on conducting research and development activities outside the field of dentistry. In particular, we have been researching a laser procedure for the permanent reversal of presbyopia, which is the phenomenon of natural aging that results in the loss of near-reading ability for those over the age of 40. According to the Wall Street Journal article “Reading the Fine Print,” published on February 14, 2005, 110 million Americans suffer from presbyopia.

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our technology. We have 92 issued patents and numerous pending patent applications. Approximately two-thirds of our patents were granted in the United States, and the rest were granted in Europe and other countries around the world. Our patents cover the use of laser technologies and fluids for dental, medical and industrial applications, as well as laser characteristics, accessories, future technological developments, fluid conditioning and other technologies and methods for dental, medical and aesthetic applications. We have numerous patent applications pending worldwide and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 67% of these patents provide market protection for our core technologies incorporated in our laser systems, including the Waterlase system, which accounted for approximately 84% of our revenue in 2004 and approximately 83% of our revenue in 2003. Our patents provide market protection for our core technologies and will end their lifetime given by the granting patent offices as follows: One in 2006, three in 2008, eleven in 2009, and the balance have expiration dates ranging from 2010 to 2022.

In January 2005, we acquired the intellectual property portfolio of Diodem LLC (“Diodem”), consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These escrowed shares had a fair market value of $500,000 at the time of the Binding Letter of Intent. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products.

In March 2005, we acquired a fully-paid license related to patents owned or licensed by SurgiLight, Inc. As a result of the acquisition, BIOLASE received fully-paid license rights in the U.S. and international markets to patents in the field of presbyopia and other patents related to the field of ophthalmology. BIOLASE acquired the fully paid license for a total consideration of $2.0 million in cash, of which $1.8 million was paid during the first quarter of 2005 and $200,000 remains outstanding.

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase system primarily competes with laser systems manufactured by Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, and OpusDent Ltd., a subsidiary of Lumenis, an Israeli company. In the international market, our Waterlase system competes primarily with products manufactured by several other companies, including KaVo, Deka Dental Corporation and Fotona d.d.

The Waterlase system also competes with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our Diode system competes with other semiconductor diode lasers, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. In the market for tooth whitening, the LaserSmile competes with other products and instruments used by dentists, as well as tooth whitening strips and other over the counter products.

Traditional and commonly used cutting tools are less expensive for performing dental procedures. For example, a high speed drill or an electro surge device can be purchased for less than $1,000 each. However, we believe our systems offer substantial benefits that outweigh cost concerns. In addition, our systems are not designed to perform certain functions that high speed drills can perform, such as cutting metal fillings and certain polishing and grinding functions. High speed drills will still be needed for these functions, and our systems are not intended to replace all applications of the high speed drill.

In general, our ability to compete in the market depends in large part on our

•	product performance

•	product pricing

•	intellectual property protections

•	customer support

•	timing of new product research

•	development of successful national and international distribution channels

Some of the manufacturers that develop competing laser systems have greater financial, marketing and technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to those performed by our laser systems.

Government Regulation

Our products are medical devices. Accordingly, our product development, testing, labeling, manufacturing processes and promotional activities are regulated extensively by government agencies in the United States and other countries in which we market and sell our products. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States. We have the clearances necessary to sell our WaterLase, Waterlase MD and LaserSmile laser systems in Canada. We also have the necessary CE Marks or clearances to sell our laser systems in the European Union and other international markets.

United States

In the United States, the FDA regulates the design, manufacture, distribution, quality standards and marketing of medical devices. We have clearance from the FDA to market our Waterlase and Diode systems in the United States for dental procedures on both adult and pediatric patients. In 1998, we received FDA clearance to market the Millennium®, the earlier generation of our current Waterlase system, for certain dental hard tissue applications. This clearance allowed us to commence domestic sales and marketing of our technology for hard and soft tissue applications. During 1999 and 2000, to meet the demand for soft-tissue and cosmetic dentistry applications, we designed a semiconductor diode laser system, which is now marketed as our LaserSmile system. We received FDA clearance to market the system for a variety of soft tissue medical applications in September 1999. In 2001, we received FDA clearance to market the LaserSmile system for cosmetic tooth whitening. In October 2003, the LaserSmile received clearance for periodontal procedures for both early and advanced stages of periodontal disease.

In 2002, 2003 and in January 2004, our Waterlase system became the first laser system to receive FDA clearance for several new types of dental procedures. In 2002, we received clearance to market the Waterlase system for root canal, encompassing all four of the fundamental steps of the procedure. We also received clearance in 2002 to market this system for cutting, shaving, contouring and resection of oral osseous tissues, or bone. In January 2003, we received FDA clearance to market the Waterlase system for use in apicoectomy surgery, a procedure for root canal infections and complications that includes cutting gum, bone (to access the infected area) and the apex of the tooth to access the infected area. The clearance also encompasses flap surgical procedures. Flaps are frequently created in conjunction with many procedures, including periodontal, implant placement and recovery, extraction of wisdom teeth, and exposure of impacted teeth. In January 2004, our Waterlase system received FDA clearance for several new bone, periodontal and soft tissue procedures, including removal of bone to correct defects and create physiologic contours of bone, resection of bone to restore architecture, resection of bone for grafting, preparing full, partial and split thickness flaps for periodontal surgery and removal of granulation tissue from bony defects. Additionally, the Waterlase system became the first hard tissue laser to receive clearance for soft tissue curettage.

As we develop new products and applications or make any significant modifications to our existing products or labeling, we will need to obtain the regulatory clearances or approvals necessary to market such products for dental, cosmetic and other medical procedures in our target markets.

There are two principal methods by which FDA regulated devices may be marketed in the United States: pre-market approval, or PMA, and 510(k) clearance. A PMA application is required for a device that does not qualify for clearance under 510(k) provisions. The FDA is required by law to review a PMA application within 180 days, but the FDA typically takes much longer to complete the review. As part of the approval of a PMA application, the FDA typically requires human clinical testing to determine safety and efficacy of the device. To conduct human clinical testing, typically the FDA must approve an Investigational Device Exemption, or an IDE. To date, none of our products have required a PMA application to support marketing approval.

To obtain 510(k) clearance, we must demonstrate that our device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. By statute and regulation, the FDA is required to clear, deny or request additional information on a 510(k) request within 90 days of submission of the application. As a practical matter, 510(k) clearance often takes significantly longer. Domestic marketing of the product must be deferred until clearance is received from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) clearance. If a request for 510(k) clearance is turned down by the FDA, then a PMA application may be required. We intend to utilize the 510(k) notification procedure whenever possible. To date, all of our regulated products have qualified for 510(k) clearance.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance, or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Quality system regulations, or QSRs, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process

•	Labeling regulations, which prohibit the promotion of products for uncleared, unapproved or “off label” uses

•	Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur

•	Correction and removal regulations, which require that manufacturers report to the FDA any corrections to or removals of distributed devices that are made to reduce a risk to health

•	Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device

We will need to invest significant time and other resources to ensure ongoing compliance with FDA quality system regulations and other postmarket regulatory requirements.

We also are subject to unannounced inspections by the FDA for both the U.S. and BIOLASE Europe offices, and the Food and Drug Branch of the California Department of Health Services for our California manufacturing facilities, and these inspections may include the manufacturing facilities of our subcontractors.

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions and civil penalties

•	recall or seizure of our products

•	operating restrictions, partial suspension or total shutdown of production

•	refusing our request for 510(k) clearance of or PMA application for new products

•	withdrawing 510(k) clearance or PMA applications that are already granted

•	criminal prosecution

We are also subject to regulation under the Radiation Control for Safety and Health Act of 1968, or the Safety Act, administered by the FDA. The Safety Act regulates the energy emissions of light and sound and electronic waves from electronic products. Regulations implementing the Safety Act require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute product operation manuals, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold to end users as one of four classes of lasers based on the level of radiation emitted from the laser. In addition, various warning labels must be affixed to the product and certain protective features must be installed, depending upon the class of product.

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

International

Foreign sales of our laser-based products are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. We have a CE Mark for our Waterlase MD, Waterlase and LaserSmile systems, which permits us to commercially distribute these systems throughout the European Union. We rely on export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions, such as New Zealand, South Korea and countries in Latin America. We also received clearance to market our Waterlase and LaserSmile systems in Canada and Australia for a variety of applications. We are currently working to meet certain foreign country regulatory requirements for certain of our products, including those in Japan. There can be no assurance that additional approvals in Japan or elsewhere will be obtained.

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

Third Party Reimbursement

Many procedures performed with our laser systems are covered by insurance to the same extent as they would be if performed using traditional dental instruments. Most therapeutic procedures performed with our laser systems are reimbursable to a certain extent under dental insurance plans, whereas cosmetic procedures are not. Market acceptance for our products depends, in part, on the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance.

Employees

At December 31, 2004, we employed approximately 189 people, of which there are 75 in manufacturing and quality and control, 15 in research and development, 61 in sales and sales support, 18 in customer technical support and 20 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q/A, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our Web site (www.biolase.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. Refer to the Introductory Note to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2002, which was filed with the SEC on December 16, 2003, for information concerning previously filed financial statements and reports on which you should not rely. Also refer to the Introductory Note to this Form 10-K and the Introductory Notes to our Form 10-Q/As for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, which are being filed concurrently with the filing of this Form 10-K.

Item 2.    Properties

Our corporate headquarters are located at 981 Calle Amanecer, San Clemente, California, where we lease 25,000 square feet of space for research and development and administrative functions. Additionally, we lease 14,500 square feet of space for manufacturing functions, which is located within the same corporate business park of our headquarters, at 1001 Calle Amanecer, San Clemente, California. The lease on these facilities expires on February 28, 2006. Our wholly owned subsidiary, BIOLASE Europe, owns a manufacturing facility totaling approximately 20,000 square feet of space in Floss, Germany. We believe that our facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations. Other than the land and building in Germany, with a recorded net book amount of $1.2 million, the majority of our long-lived assets are located in the United States.

Item 3.    Legal Proceedings

In August 2004, we and certain of our current and former officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors.

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intend to vigorously defend them. As of December 31, 2004, no amounts have been recorded in our consolidated financial statements for these matters since management believes that it is not probable that we have incurred a loss.

In January 2005, we acquired the intellectual property portfolio of Diodem LLC (“Diodem”), consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These shares had a fair market value of $500,000 at the time of the Binding Letter of Intent. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In late 2004 through early 2005, we engaged in negotiations with Refocus with the intent of obtaining a license to the patent at issue. Given that we were unsuccessful in reaching an agreement with respect to a license, on February 24, 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of December 31, 2004, no amounts have been recorded in our consolidated financial statements for this matter since management believes that it is not probable that we have incurred a loss.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ National Market under the symbol “BLTI.” During the period in 2005 in which we have not been in compliance with Nasdaq rules, our stock has traded under the symbol “BLTIE.” The following table sets forth the high and low closing sale prices of our common stock as reported by the NASDAQ National Market for each quarter of 2004 and 2003:

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	$21.29	$15.14
Second Quarter	18.79	11.39
Third Quarter	13.21	8.02
Fourth Quarter	11.94	5.98
Fiscal Year Ended December 31, 2003
First Quarter	$8.29	$5.30
Second Quarter	14.78	8.18
Third Quarter	14.93	10.50
Fourth Quarter	17.60	11.45

As of May 31, 2005, the total number of record holders of our common stock was approximately 275. Based on information provided by our transfer agent and registrar, we believe that there are approximately 13,000 beneficial owners of our common stock.

In July 2004, we announced that our Board of Directors authorized a 1.25 million share repurchase program. On August 9, 2004, we announced that our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. During 2004, we repurchased approximately 1,964,000 shares at an average price of $8.35 per share.

In the fourth quarter of 2004, we repurchased 438,500 shares in open-market transactions. Below is a summary of the repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2004	247,000	$6.60	247,000	228,000
November 1 – 30, 2004	191,500	6.96	191,500	36,500

Dividend Policy

In July 2004, the Board of Directors approved a dividend policy to pay a cash dividend of $0.01 per share every other month to the stockholders of record at the time when declared by the Board of Directors. Any future changes in our dividend policy or payments of cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both plans approved by security holders and plans not approved by security holders, is contained herein in Part III.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See the Explanatory Note to this Annual Report on Form 10-K and Note 3 to the Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002.

The following discussion provides information regarding adjustments made to the previously reported consolidated financial information for the years ended December 31, 2001 and 2000:

•	Our sales tax liability was overstated as of December 31, 2001 due to inaccurate estimates of sales tax. As a result, we recorded an adjustment to decrease general and administrative expense for the sales tax liability in the amount of $78,000.

•	Our sales tax liability was understated as of December 31, 2000 due to inaccurate estimates of sales tax. As a result, we recorded an adjustment to increase general and administrative expense in the amount of $18,000.

•	We were late in filing certain sales tax returns and remitting collected amounts from customers to certain states. As a result, we recorded adjustments to increase general and administrative expense for penalties and interest in accordance with applicable state statues in the amount of $83,000 and $31,000 for the years ended December 31, 2001 and 2000, respectively.

	Years Ended December 31,
		(Restated)
	2004	2003(1)	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$60,651	$48,783	$27,257	$16,546	$9,495
Cost of revenue	24,642	17,533	10,403	6,938	4,816

Gross profit	36,009	31,250	16,854	9,608	4,679

Other income	32	76	63	79	—

Operating expenses:
Sales and marketing	23,126	16,800	10,702	7,314	4,211
General and administrative	11,506	5,096	3,566	2,016	1,890
Engineering and development	3,576	2,505	1,684	1,520	2,288
Patent infringement legal settlement(2)	6,446	—	—	—	—
Impairment of intangible asset(3)	747	—	—	—	—

Total operating expenses	45,401	24,401	15,952	10,850	8,389

(Loss) income from operations	(9,360)	6,925	965	(1,163)	(3,710)
Non-operating income (loss)	559	226	86	(123)	(94)

(Loss) income before cumulative effect of change in accounting principle	(8,801)	7,151	1,051	(1,286)	(3,804)
Cumulative effect of change in accounting principle(4)	—	—	—	—	(34)

(Loss) income before income taxes	(8,801)	7,151	1,051	(1,286)	(3,838)
Income tax (provision) benefit	(14,413)	11,898	—	—	—

Net (loss) income as reported	$(23,214)	$19,049	$1,051	$(1,286)	$(3,838)

(Loss) income per share before cumulative effect of change in accounting principle:
Basic	$(1.00)	$0.91	$0.05	$(0.07)	$(0.20)
Diluted	$(1.00)	$0.84	$0.05	$(0.07)	$(0.20)
Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—
Net (loss) income per share:
Basic	$(1.00)	$0.91	$0.05	$(0.07)	$(0.20)
Diluted	$(1.00)	$0.84	$0.05	$(0.07)	$(0.20)
Shares used in computing net (loss) income per share:
Basic	23,181	20,993	19,929	19,510	19,171
Diluted	23,181	22,689	21,349	19,510	19,171

Consolidated Balance Sheet Data:
Working capital (deficit)	$29,950	$10,139	$983	$167	$(297)
Total assets	58,746	44,636	16,048	8,253	6,822
Long-term liabilities	3,623	79	142	205	1,175
Stockholders’ equity	33,978	31,238	2,686	611	965

(1)	On May 21, 2003, we acquired the American Dental Laser product line and related dental laser assets of American Medical Technologies, Inc. for approximately $5.8 million. Refer to Note 7 in the notes to the Consolidated Financial Statements.
(2)	Refer to Note 10 in the notes to the Consolidated Financial Statements.
(3)	Refer to Note 6 in the notes to the Consolidated Financial Statements.
(4)	The cumulative effect of change in accounting principle was attributable to the adoption of Staff Accounting Bulletin No. 101.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report and other information incorporated by reference in this report, if any. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement discussed in the Explanatory Note to this Annual Report on Form 10-K and in Note 3 to our consolidated financial statements. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed annual reports for the corresponding period.

Overview

We are the world’s leading dental laser company. We design, manufacture and market proprietary dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase system in Japan. Since 1998, we have sold more than 3,350 Waterlase systems and approximately 4,500 laser systems in over 45 countries.

We offer two categories of laser system products: (i) Waterlase system and (ii) Diode system. Our flagship product category, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We also offer a family of Diode laser system products to perform soft tissue and cosmetic procedures, including tooth whitening.

Waterlase system.    We refer to our patented interaction of water with laser as YSGG Laser HydroPhotonics. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase, which contains the elements erbium, chromium, yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser HydroPhotonics, the Waterlase system can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue. The Waterlase system is the best selling dental laser system, and we estimate it currently accounts for a majority of all dental lasers sold worldwide.

Diode system.    We also offer a family of Diode system products, which use a semiconductor diode laser to perform soft tissue and cosmetic procedures, including tooth whitening. Our Diode system serves the growing markets for cosmetic and hygiene procedures.

The Diode system, together with our Waterlase system, offer practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and consumables for our laser systems, such as hand pieces, laser tips and tooth whitening gel. The Waterlase system comprised 84%, 83% and 77% of our total revenue for the years ended December 31, 2004, 2003 and 2002 respectively. The Diode system comprised 11%, 12% and 18% of our total revenue for the same periods.

Principal Factors Considered by Our Management

Among other things, in managing our business, our management is particularly focused on the following factors and considerations:

•	the need to ensure that our products are designed to meet existing and anticipated customer needs

•	the need to continuously extend our reach of technology

•	the need to leverage our intellectual property to expand our end market applications

Critical Accounting Policies

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

Revenue recognition.    We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

Through August 2003, the terms of our purchase orders for products sold domestically required payment in full before title was transferred. Accordingly, with all other criteria being met, we recognized revenue when payment was received. For products sold internationally through our direct sales force we recognized revenue when all other criteria was met and we completed installation, which was when the customer became obligated to pay. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for domestic sales and international direct sales upon shipment. As a result, during 2003 we recorded $19.9 million in revenue before the modification to our sales arrangements and $21.8 million (restated) in revenue after the modification to our sales arrangements. We recognize revenue for products sold through our distributors internationally when the product is delivered. Revenue unaffected by the changes in our customer agreements with distributors was $7.2 million for the year ended December 31, 2003.

We adopted EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase system include separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered elements. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Deferred revenue attributable to the undelivered elements, primarily training, installation and disposables, are included in deferred revenue when the product is shipped and are recognized when the related items are delivered or the service is performed.

The key judgment related to our revenue recognition relates to the collectibility of payment from the customer. We evaluate the customer’s credit worthiness prior to the shipment of the product. Based on our assessment of the credit information available to us, we may determine the credit risk is higher than normally acceptable, and we will either decline the purchase or defer the revenue until payment is reasonably assured.

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of revenue.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount earned based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees.

Valuation of Accounts Receivable.    We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service and finance personnel. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Valuation of Inventory.    Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. We periodically evaluate the carrying value of inventory and maintain an allowance for excess and obsolete inventory to adjust the carrying value as necessary to the lower of cost or market. We evaluate quantities on hand, physical condition and technical functionality, as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit.

Valuation of Long-Lived Assets.    Property, plant and equipment, and certain intangibles with finite lives are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. We monitor events and changes in circumstances, which could indicate that the carrying balances of long-lived assets may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2004 and concluded there had not been an impairment. During the fourth quarter of 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD product, which was first sold during the fourth quarter of 2004. This conclusion was due to the increased competition for relatively low-priced laser devices. As a result, the actual sales of Diolase Plus were below our original expectations and we expect this trend to continue. We estimated the fair value of the Diolase Plus trade name based on a relief from royalty approach using discounted cash flows from revised projected Diolase Plus revenue. The $747,000 excess of the carrying value over the asset’s estimated fair value has been recorded as a charge to operations in the fourth quarter of 2004.

Warranty Cost.    Products sold directly to end users are covered by a warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue. The accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

Litigation and Other Contingencies.    We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of expense relating to contingencies. To be recorded as expense, a loss contingency must be both probable and reasonably estimable. If a loss contingency is material but is not both probable and estimable, we will disclose the matter in the notes to the financial statements. During the year ended December 31, 2004, we recorded a $6.4 million charge to operations for a patent infringement legal settlement related to the lawsuit between us and Diodem LLC.

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

During the year ended December 31, 2004, we determined that it was more likely than not that our deferred tax assets, which consist primarily of net operating loss, or NOL, carryforwards, would not be realized. In this determination, we considered factors such as our earnings history, future projections and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income in certain jurisdictions becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for releasing the valuation allowance periodically.

Results of Operations

The following table sets forth certain data from our consolidated income statements for the years ended December 31, 2004, 2003 and 2002, expressed as a percentage of revenue:

	Years Ended December 31,
		(Restated)
	2004	2003	2002
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	40.6	35.9	38.2

Gross profit	59.4	64.1	61.8

Other income	0.1	0.1	0.2

Operating expenses:
Sales and marketing	38.2	34.4	39.2
General and administrative	19.0	10.5	13.0
Engineering and development	5.9	5.1	6.2
Patent infringement legal settlement	10.6	—	—
Impairment of intangible asset	1.2	—	—

Total operating expenses	74.9	50.0	58.4

(Loss) income from operations	(15.4)	14.2	3.6
Non-operating income	0.9	0.5	0.3

(Loss) income before income taxes	(14.5)	14.7	3.9
Income tax (provision) benefit	(23.8)	24.4	—

Net (loss) income	(38.3)%	39.1%	3.9%

Net Revenue.    Revenue consists of sales of our laser systems, related disposables and accessories, service revenue, training revenue and royalty revenue. We have at various times experienced fluctuations in revenue due to seasonality. In our experience, revenue in the first quarter typically is lower than average, and revenue in the fourth quarter typically is higher than average, due to the buying patterns of dental professionals. The fourth quarter of 2004 accounted for 32% of our revenue for the year, whereas the first quarter of 2004 accounted for 24% of revenue for the year. The third quarter accounted for 20% of our revenue in 2004, whereas the second quarter accounted for 24% of our revenue in 2004. During 2004, our third quarter was significantly impacted by two items. We believe that many customers delayed purchasing decisions pending the anticipated launching of our new Waterlase product, the Waterlase MD. In addition, some of our U.S. trade shows and seminars were impacted in the southeast by the region’s major hurricanes. Trade shows and seminars are a significant sales-generating process for us. Our historical seasonality pattern is a recurring trend that we expect to continue. Since many of our costs are fixed in the short term, if we have a shortfall in revenue resulting from a change in our historical seasonality pattern, or otherwise, we may be unable to reduce expenses quickly enough to avoid losses.

Many dentists finance their purchases through third-party leasing companies or banks. In these transactions, the dentist first enters into a purchase order with us. We then enter into a purchase order with the leasing company, which purchases the product from us, and the dentist enters into a lease agreement with the leasing company. We receive payment in full for the product by the leasing company, and we are not a party to the lease with the dentist. The dentist pays the leasing company or bank in installments, and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease. Approximately 28% of our revenue in 2004, 34% of our revenue in 2003, and 36% of our revenue in 2002 were generated from dentists who financed their purchase through National Technology Leasing Corporation, an equipment leasing broker. We are regularly approached by leasing companies seeking to finance purchases of our products and do not believe the loss of National Technology Leasing or any other current financing source would materially harm our business.

Cost of Revenue.    Cost of revenue is comprised of all costs to manufacture our products, including materials, labor and related overhead costs such as depreciation, warranty and service costs.

Other Income, Net.    Other income consists of gain (loss) on sale of assets. The gain on sale of assets primarily related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001. This sale resulted in a gain of $316,000 and is being recognized over the remaining term of the lease, which expires in 2006. Other income in 2004 and 2003 included the amortization of deferred gain offset by a gain (loss) on the sale of certain fixed assets.

Sales and Marketing.    Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows and seminars.

General and Administrative.    General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees, provisions for doubtful accounts, penalties and interest on amounts collected from customers but not timely remitted to the states, and subsequent gain for the amount of the liability relieved by the state.

Engineering and Development.    Engineering and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development.

Patent Infringement Legal Settlement.    In January 2005, we acquired the intellectual property portfolio of Diodem LLC (“Diodem”), consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These escrowed shares had a fair market value of $500,000 at the time of the Binding Letter of Intent. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products.

Impairment of Intangible Asset.    During 2004, we determined that our intangible assets associated with trade names were impaired based on circumstances that arose in the fourth quarter surrounding future expected sales of our Diolase product. The underlying factors contributing to our revised estimate included a reduced projected rate of sales growth for this product as a result of increased competition for relatively low-priced laser devices resulting in management’s decision to focus our sales efforts on high-end laser products such as the new Waterlase MD product launched in the fourth quarter of 2004. An expense of $747,000 was recorded related to this impairment.

Non-Operating Income (Loss).    Non-operating income (loss) consists of interest income and expense, foreign currency gains and losses and items not directly related to our operations. Interest income relates to interest earned on our cash balances and short-term investments, and interest expense relates to interest costs on our line of credit. We generate a substantial portion of our revenue from the sale of products outside the United States. Our sales in Europe are denominated principally in Euros, and our sales in other international markets are denominated in dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the Euro. An increase in the relative value of the dollar would lead to less income from sales denominated in Euros unless we increase prices, which may not be possible due to competitive conditions in Europe. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in Euros. Additionally, we are obligated to pay expenses relating to our German facility in Euros. Thus, we are also at risk for changes in the value of the dollar relative to the Euro with respect to our obligation to pay expenses relating to our operations in Germany. An increase in the value of the dollar relative to the Euro would reduce the expenses associated with the operations of our German facility, whereas a decrease in the relative value of the dollar would increase the cost associated with the operations of our German facility.

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

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 will not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21.1 million as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

During the year ended December 31, 2003, we determined that it was more likely than not that our deferred tax assets, which consist primarily of NOL carryforwards, would be realized, resulting in an $11.9 million net deferred tax benefit. This deferred tax benefit does not include $2.2 million for stock option deduction benefits recorded as a credit to additional paid-in-capital. We considered factors such as our profitable operating history, three years of cumulative income and projections of continued profitability at that time in making this determination.

The utilization of NOL and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In October 2003, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that, as of December 31, 2004, we have, for federal income tax purposes, approximately $39.0 million of NOL carryforwards. Of this amount, approximately $34.5 million is available to offset 2005 federal taxable income and the taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any future ownership changes qualifying under Section 382 may limit our ability to use remaining NOL carryforwards.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003 (Restated)

Net Revenue.    Revenue for the year ended December 31, 2004 was $60.7 million, an increase of $11.9 million, or 24%, as compared with revenue of $48.8 million for the year ended December 31, 2003. The increase of $11.9 million consists of increases in the number of products and services sold as a result of a greater marketing and sales focus. However, the rate of increase in revenue growth year over year represents a decrease from the recent historical trend. This decrease in the historical rate of growth was first observed in the second quarter of 2004 and has continued through the fourth quarter of 2004. While we have identified during the year a number of factors that could have influenced the change in the rate of growth, at this point in time we believe that the change is not an aberration but rather a shift in our growth rate. We believe this shift involves the makeup of our end customer, whereby we are in a transition from selling to “innovators” to a larger more sustainable “early adapter” market segment. This market segment is typically associated with a longer selling cycle. The size of the potential market, our position within that market and the quality and reliability of our product offerings are fundamentally unchanged; however, the change in the rate of growth has caused us to examine our sales and marketing strategies. Although we do not expect our revenue growth to reach previous historical rates that were in excess of 50%, we do expect modest revenue growth in 2005.

The results for 2003 were favorably impacted due to a change in the timing of revenue recognition. In August 2003, we modified our sales arrangements with our customers and began recognizing revenue upon shipment for our domestic sales, or on an accrual basis, which had previously been recognized upon receipt of payment in full, or on a cash basis. Additionally, we began to recognize revenue upon shipment for our international direct sales, which had previously been recognized after completion of installation. As a result, during 2003 we recorded $19.9 million in revenue under the revenue recognition policy in effect before the modification to our sales arrangements and $21.8 million in revenue under our revenue recognition policy in effect after the modification to our sales arrangements. Net revenues unaffected by the changes in our revenue recognition policy were $7.2 million for the year ended December 31, 2003.

Our Waterlase system comprised 84% and 83% of our total revenue for the years ended December 31, 2004 and 2003, respectively. Our Diolase system comprised 11% and 12% of our revenue for the years ended December 31, 2004 and 2003, respectively. We expect the Waterlase system will continue to account for the majority of our sales.

Many dentists finance their purchases through third party leasing companies. Approximately 28% of our revenue for the year ended December 31, 2004 and 34% of our revenue for the year ended December 31, 2003 were generated from dentists who financed their purchases through National Technology Leasing Corporation, an independent equipment leasing company. The recent history of low interest rates over the past several years may have benefited purchasers of our products by reducing the interest expense to finance the purchase or lease of our products, although we do not believe it is possible to measure the effect of lower interest rates on our sales.

International revenue for the year ended December 31, 2004 was $11.5 million, or 19% of revenue, as compared with $9.8 million, or 20% of revenue, for the year ended December 31, 2003. Sales to Asia, Latin America, Pacific Rim countries and Australia were approximately $4.9 million while sales to Europe, Middle East and Africa (EMEA) were approximately $6.6 million for the year ended December 31, 2004 compared to $4.5 million and $5.3 million, respectively, for the year ended December 31, 2003. We expected our international revenue to remain at approximately 20% of our total revenue for 2005.

Gross Profit.    Gross profit for the year ended December 31, 2004 was $36.0 million, or 59% of revenue, an increase of $4.7 million, as compared with gross profit of $31.3 million, or 64% of revenue for the year ended December 31, 2003. Gross profit for the year ended December 31, 2003 included $12.3 million of gross profit for domestic sales recognized on a cash basis and $13.4 million recognized on an accrual basis. Gross profit for the year ended December 31, 2003 included $1.1 million recognized for international direct sales upon completion of installation and $1.1 million recognized upon shipment. The decrease in gross profit as a percentage of revenue was due to an increase in manufacturing costs related to the launch of the new Waterlase MD product in the fourth quarter of 2004 as well to an increase in fixed manufacturing infrastructure, including quality control, materials management and other support activities. We are generating a lower gross margin on the initial production quantities of the Waterlase MD due to these factors. We expect that increased manufacturing costs associated with the new Waterlase MD will continue until our factory has achieved a proper balance between all products and throughput efficiency is maximized. We also experienced an increase in excess and obsolete inventory of $441,000 associated with slow-moving raw materials, which decreased our gross margin approximately 1%. Additionally, included in cost of revenue is $1.9 million and $0 of expenses for the years ended December 31, 2004 and 2003, respectively, for training and WCLI seminars related to our multiple element arrangements, which decreased our gross margin by approximately 2%. Once maximization of efficiency is achieved, we expect that our gross margins will stabilize in the low to mid 60% range.

Other Income, Net.    Other income consists of gain on sale of assets. The gain on sale of assets for the years ended December 31, 2004 and 2003 of $63,000 each year related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001. This sale resulted in a gain of $316,000 and is being recognized over the remaining term of the lease, which expires in 2006. Other income in 2004 included the amortization of deferred gain of $63,000 offset by a loss of $31,000 on the sale of certain fixed assets. Other income in 2003 included the amortization of deferred gain of $63,000 plus a gain of $13,000 on the sale of certain fixed assets.

Operating Expenses.    Operating expenses for the year ended December 31, 2004 were $45.4 million, or 75% of revenue, a $21.0 million increase as compared with $24.4 million, or 50% of revenue for the year ended December 31, 2003. The increases in operating expenses were, for the most part, related to planned marketing expenses geared to an expected higher level of sales and general and administrative expenses driven mainly by high levels of legal and compliance costs as described below. Other increases in operating expenses represent increases in fixed organizational infrastructure costs necessary to support our growth. We expect to be able to leverage the fixed nature of these costs as our revenue increases.

Sales and Marketing.    Sales and marketing expenses for the year ended December 31, 2004 were $23.1 million, or 38% of revenue, as compared with $16.8 million, or 34% of revenue, for the year ended December 31, 2003. Approximately $3.7 million of the increase was due to personnel related costs, including commission expense on higher sales, increase in our sales force and related travel and support costs. Marketing expense, including advertising, direct mailing fees, trade shows and seminars increased approximately $2.6 million, of which approximately half related to the launch of our new Waterlase MD product. We expect our sales and marketing expenses to continue to increase, in large part due to increases in expenses associated with education and training of potential customers which is an essential component of our effort to increase market acceptance of laser technology and our products. We expect sales and marketing expense to remain relatively consistent as a percentage of revenue in 2005.

General and Administrative.    General and administrative expenses for the year ended December 31, 2004 were $11.5 million, or 19% of revenue, as compared with $5.1 million, or 10% of revenue, for the year ended December 31, 2003. Legal fees, related principally to the Diodem litigation, totaled $4.3 million, an increase of $3.4 million from the prior year. Costs related to compliance with the Sarbanes-Oxley Act, including professional expenses as well as temporary labor, were approximately $1.3 million, the majority of which were expended in the last six months of 2004. Other personnel and related costs increased approximately $848,000, representing increased infrastructure in finance, information technology, human resources and administration both in response to our growth as well as to meet the ongoing compliance standards related to the Sarbanes- Oxley Act. We expect professional fee expense to continue in response to maintenance and improvements of internal controls under the Sarbanes-Oxley Act, albeit at a lesser amount than 2004. Additionally, our general and administrative expense for the year ended December 31, 2004, included amounts accrued for sales tax liability and related penalties and interest totaling $269,000 compared to $375,000 for the same period of 2003. In 2004, we also recognized a gain of $372,000 for the abatement of certain penalties and interest related to the sales tax compared to $17,000 for the same period of 2003. Costs associated with general liability insurance, employee group insurance and workers compensation insurance increased by approximately $618,000 in 2004 as compared to 2003. We expect these insurance costs to continue to increase significantly as a function of our growth and insurance market conditions in general. We recorded a reserve for uncollectible accounts totaling $354,000 in 2004, an increase of $106,000 compared to 2003. Bank charges relating to credit card sales increased by

$124,000 as compared to 2003 and will likely continue to grow commensurate with our sales growth. Overall, general and administrative costs are expected to decrease as a percentage of revenue primarily through reduced legal related expenses as a result of the conclusion of our patent litigation with Diodem.

Engineering and Development.    Engineering and development expenses for the year ended December 31, 2004 were $3.6 million, or 6% of revenue, as compared with $2.5 million, or 5% of revenue, for the year ended December 31, 2003. Approximately half of the increase in absolute dollars is due to materials and consulting fees related to the development of the Waterlase MD product, with the balance resulting from an increase in the level of research projects and patent development. We expect engineering and development expenses to increase during 2005 as we develop new applications for our technology and expand on the usage of recently acquired patents.

Patent Infringement Legal Settlement.     In January 2005, we acquired the intellectual property portfolio of Diodem LLC (“Diodem”), consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These escrowed shares had a fair market value of $500,000 at the time of the Binding Letter of Intent. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products.

Impairment of Intangible Asset.    During 2004, we determined that our intangible assets associated with certain trade names were impaired based on circumstances that arose in the fourth quarter surrounding future expected sales of our Diolase product. The underlying factors contributing to our revised estimate included a reduced projected rate of sales growth for this product as a result of increased competition for relatively low-priced laser devices resulting in management’s decision to focus our sales efforts on high-end laser products such as the new Waterlase MD product launched in the fourth quarter of 2004. An expense of $747,000 was recorded related to this impairment.

Non-Operating Income (Loss)

Gain on Foreign Currency Transactions.    We realized an $86,000 gain on foreign currency transactions for the year ended December 31, 2004, compared to $232,000 for the year ended December 31, 2003 due to the changes in exchange rates between the United States dollar and Euro. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, which is the only non-U.S. dollar denominated currency in which we have transacted business.

Gain on Sale of Marketable Securities.    Our investments are comprised of U.S. government securities and have been classified as available-for-sale. We realized a $91,000 gain on sale of marketable securities for the year ended December 31, 2004, compared to $0.0 for the year ended December 31, 2003. As a result of the $41.9 million in net proceeds received from our public offering in the first quarter of 2004, we engaged in investment transactions throughout 2004.

Interest Income.    Interest income relates to interest earned on our cash and investment balances. Interest income for the year ended December 31, 2004 was $470,000 as compared with $27,000 for the year ended December 31, 2003 due to an increase in our investment balances resulting from our public offering in the first quarter of 2004.

Interest Expense.    Interest expense for the year ended December 31, 2004 was $88,000 as compared to $55,000 for the year ended December 31, 2003. Interest expense in 2004 consisted of interest on our outstanding balance on our line of credit, standby fees relating to our increased borrowing capacity under the line of credit, and the periodic use of the line during the year.

Income Taxes.    An income tax provision of $14.4 million was recognized for the year ended December 31, 2004. A significant component of this income tax provision was the recording of the $21.1 million valuation allowance against our deferred tax assets. For the year ended December 31, 2003, we recognized an income tax benefit of $11.9 million and a credit of $2.2 million to additional paid-in capital. The income tax benefit for the year ended December 31, 2003 was due to the reduction of the valuation allowance in the amount of $16.2 million. The credit to additional paid in capital was the result of a stock option deduction available to us in 2003 and prior year deductions included in the deferred tax assets which were previously offset by the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deductible differences. As of December 31, 2004, we had net operating loss carryforwards for federal and state purposes of approximately $39.0 million and $11.3 million, respectively, which will begin expiring in 2005. As of December 31, 2004, we had research and development credit carryforwards for federal and state purposes of approximately $558,000 and $250,000, respectively, which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Year Ended December 31, 2003 (Restated) Compared With Year Ended December 31, 2002 (Restated)

Net Revenue.    Revenue for the year ended December 31, 2003 was $48.8 million, an increase of $21.5 million, or 79%, as compared with revenue of $27.3 million for the year ended December 31, 2002. Approximately $16.2 million of the increase resulted from a 59% increase in sales of products and services and the balance was due to a change in the timing of revenue recognition described below.

In August 2003, we modified our sales arrangements with our customers and began recognizing revenue upon shipment for our domestic sales, or on an accrual basis, which had previously been recognized upon receipt of payment in full, or on a cash basis. Additionally, we began to recognize revenue upon shipment for our international direct sales, which had previously been recognized after completion of installation. As a result of the change in our revenue recognition policy during the third quarter of 2003, our revenue is not directly comparable to the year ended December 31, 2002. During the year ended December 31, 2002 domestic sales were recognized on a cash basis and international direct sales were recognized after completion of installation.

Revenue during the year ended December 31, 2003 included $18.3 million of revenue for domestic sales recognized on a cash basis and $20.1 million recognized on an accrual basis. Revenue during the year ended December 31, 2003 included $1.6 million recognized for international direct sales upon completion of installation and $1.7 million recognized upon shipment. As of December 31, 2003 our balance sheet reflects approximately $144,000 that has been deferred on product shipments for which payment has not been received in full for domestic sales and where installation has not been completed for international direct sales. We cannot provide any assurance as to the timing or whether the deferred revenue will ultimately be collected, or when or whether installations will be completed. Other than the possible recognition of this deferred revenue balance, the positive impact to revenue for the year ended December 31, 2003 that resulted from the change in our revenue recognition policy will not occur in future periods.

The Waterlase and LaserSmile systems accounted for approximately 83% and 12% of our revenue for the year ended December 31, 2003, respectively.

Many dentists finance their purchases through third party leasing companies. Approximately 34% of our revenue for the year ended December 31, 2003 and 36% of our revenue for the year ended December 31, 2002 were generated from dentists who financed their purchases through National Technology Leasing Corporation, an independent equipment leasing company. The decline in interest rates between 2003 and 2002 may have benefited purchasers of our products by reducing the interest expense to finance the purchase or lease of our products, although we do not believe it is possible to measure the effect of lower interest rates on our sales.

International revenue for the year ended December 31, 2003 was $9.8 million, or 20% of revenue, as compared with $6.2 million, or 23% of revenue, for the year ended December 31, 2002. Revenue to Asia and Europe was $4.5 million and $5.3 million, respectively, for the year ended December 31, 2003 compared to $3.3 million and $2.9 million, respectively, for the year ended December 31, 2002. We had expected international revenue to grow as a percentage of total revenue in 2003 and in the future. Although international revenue grew 58% year over year, in line with our overall expectations for total revenue, domestic revenue growth was stronger due to higher than expected demand in the United States. During 2003, we invested more resources in international sales and marketing and related infrastructure.

Gross Profit.    Gross profit for the year ended December 31, 2003 was $31.3 million, or 64% of revenue, an increase of $14.4 million, as compared with gross profit of $16.9 million, or 62% of revenue for the year ended December 31, 2002. Gross profit for the year ended December 31, 2003 included $12.3 million of gross profit for domestic revenue recognized on a cash basis and $13.4 million recognized on an accrual basis. Gross profit for the year ended December 31, 2003 included $1.1 million recognized for international direct revenue upon completion of installation and $1.1 million recognized upon shipment. The increase in gross profit is attributable to leveraging the increase in revenue against fixed and partially fixed manufacturing costs, reflecting better absorption of fixed manufacturing costs. The increase is also due to the relative increase in domestic revenue as a percentage of total revenue, which generated higher gross margins. The gross margin associated with revenue to international distributors is generally lower as the selling price is lower in order to compensate dealers for the marketing and sales costs they must incur. International revenue increased as a percentage of total revenue from 2001 to 2002 but then decreased as a percentage in 2003. Therefore, while gross margin may continue to increase due to manufacturing efficiencies, relative increases in international revenue compared to domestic revenue may offset the effect of manufacturing efficiencies on gross profit. Revenue of the Diolase and Pulsemaster systems did not have a significant impact on gross profit.

Other Income, Net.     Other income consists of gain on sale of assets. The gain on sale of assets for the years ended December 31, 2003 and 2002 of $63,000 each year related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001. This sale resulted in a gain of $316,000 and is being recognized over the remaining term of the lease, which expires in 2006. Other income in 2003 included the amortization of deferred gain of $63,000 plus a gain of $13,000 on the sale of certain other assets.

Operating Expenses.    Operating expenses for the year ended December 31, 2003 were $24.4 million, or 50% of revenue as compared with $16.0 million, or 58% of revenue for the year ended December 31, 2002. Approximately 72% of the increase, or $6.1 million, consists of sales and marketing costs incurred to generate the increase in revenue.

Sales and Marketing.    Sales and marketing expenses for the year ended December 31, 2003 were $16.8 million, or 34% of revenue, as compared with $10.7 million, or 39% of revenue, for the year ended December 31, 2002. Approximately 40% of the increase in absolute dollars was due to the increase in our direct sales force, development of our infrastructure for international sales, and higher commission expense related to the increase in sales, including recognition, of approximately $334,000 in deferred commission expense related to revenue recognized that had been deferred. Marketing expense increased $1.4 million due to increased staff and additional direct marketing activities in Europe. Expenses related to trade shows, seminars and the World Clinical Laser Institute increased approximately $1.0 million due to an expansion in the scope of activities related to those programs. We expect our sales and marketing expenses to continue to increase, in large part due to increases in expenses associated with education and training of potential customers, which is an essential component of our effort to increase market acceptance of laser technology and our products. Overall, sales and marketing expense is expected to decrease slightly as a percentage of revenue, assuming sales continue to grow in line with our expectations. Incremental costs relating to the marketing and sale of the American Dental Laser products have not had and are not expected to have a significant impact on total sales and marketing expense.

General and Administrative.    General and administrative expenses for the year ended December 31, 2003 were $5.1 million, or 10% of revenue, as compared with $3.6 million, or 13% of revenue, for the year ended December 31, 2002. Professional expenses accounted for approximately 50% of the dollar increase, including approximately $450,000 in expenses related to the restatement of our consolidated financial statements, fees related to legal proceedings and fees incurred on various consulting projects. We expect professional fee expense to continue to increase as a cost of compliance with new regulatory requirements, such as those generated from the Sarbanes-Oxley Act. Costs associated with general liability coverage, employee group insurance and workers compensation insurance increased by $465,000 in 2003 as compared to 2002. We expect these insurance costs to continue to increase significantly as a function of our growth and insurance market conditions in general. Bank charges relating to credit card sales increased by $140,000 as compared to 2002 and will likely continue to grow commensurate with our sales growth. No significant additional general and administrative expenses have been incurred or are expected from the acquisition and production of the American Dental Laser products except for amortization expense related to certain intangible assets acquired.

Engineering and Development.    Engineering and development expenses for the year ended December 31, 2003 were $2.5 million, or 5% of revenue, as compared with $1.7 million, or 6% of revenue, for the year ended December 31, 2002. The increase in absolute dollars was due to materials and consulting fees related to product development and enhancement. The change in engineering and development expenses as a percentage of revenue reflects the larger sales base and normal fluctuations in the scope of current research and development projects.

Non-Operating Income (Loss)

Gain on Foreign Currency Transactions.    We realized a $232,000 gain on foreign currency transactions for the year ended December 31 2003, compared to $51,000 for the year ended December 31, 2002 due to the changes in exchange rates between the United States dollar and Euro.

Gain on Forward Exchange Contracts.    In the years ended December 31, 2003 and 2002, we realized gains of $22,000 and $152,000, respectively, due to the increase in the fair market value of our forward exchange contracts which we purchased in connection with the debt incurred to acquire our facility in Germany. On February 3, 2003, the contracts expired and were not renewed.

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

Income Taxes.    An income tax benefit of $11.9 million and a credit of $2.2 million to additional paid in capital was recognized for the year ended December 31, 2003. This was primarily due to the reduction of the valuation allowance in the amount of $16.2 million. The credit to additional paid-in-capital was the result of a stock option deduction available to use in the current year and prior year deductions included in the deferred tax assets which were previously offset by the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projection for future taxable income over the periods when the deferred tax assets are deductible, management believes it is more likely than not that we will realize all of these deductible differences. As of December 31, 2003, we had net operating loss carryforwards for federal and state purposes of approximately $32.4 million and $7.4 million, respectively, which will begin expiring in 2004. As of December 31, 2003, we had research and development credit carryforwards for federal and state purposes of approximately $437,000 and $54,000, respectively, which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Liquidity and Capital Resources

At December 31, 2004, we had $30.0 million in net working capital, an increase of $19.9 million from $10.1 million (restated) at December 31, 2003. Our principal source of liquidity at December 31, 2004 consisted of our cash balance of $6.1 million and investments in marketable securities of $25.3 million. For the year ended December 31, 2004, our sources of cash were net proceeds of $41.9 million from our public offering and $1.3 million from the exercise of stock options. Principal uses of cash for the year ended December 31, 2004 were investments in marketable securities of $25.2 million, funds used to repurchase common stock of $16.4 million, payments totaling approximately $2.7 million to pay off debt outstanding at December 31, 2003, additions to long term assets of approximately $1.4 million and dividends paid of $689,000. Cash used in operating activities was $1.6 million for the year ended December 31, 2004. The net effect on cash of operating, investing, and financing activities for the year ended December 31, 2004 was a decrease of $5.0 million. Cash and cash equivalents and short-term investments increased $20.4 million from December 31, 2003 to December 31, 2004.

Principal among the changes in assets and liabilities which used cash were increases in accounts receivable and inventory. Net accounts receivable at December 31, 2004 increased approximately $3.9 million from December 31, 2003. The increase is primarily attributable to the increase in the sales volume experienced in 2004. Specifically, our revenue increased $3.2 million in the fourth quarter of 2004 when compared to the fourth quarter of 2003. Days sales outstanding (DSO) in accounts receivable lengthened from 40 days for the year ended December 31, 2003 to 46 days when measured at December 31, 2004 primarily attributable to the increase in the sales volume generated in the latter part of the fourth quarter of 2004 as compared to the fourth quarter of 2003. Net inventory increased approximately $4.4 million from December 31, 2003. This increase was primarily due to increased levels of production in the fourth quarter which was geared to meet revenue at a level comparable with our expected rates of growth and the introduction of our new product, the Waterlase MD during the fourth quarter of 2004. Inventory turnover declined to 4.1 turns per year when measured at December 31, 2004 compared to 5.3 (restated) turns per year when measured at December 31, 2003. As increased efficiencies in the manufacturing process of the Waterlase MD occur, we believe we will be able to manage inventory levels consistent with revenue growth. This is not anticipated to occur until the later part of 2005.

Principal among the changes in assets and liabilities which provided cash were accounts payable, accrued liabilities and deferred revenue. Accounts payable increased $3.4 million in relation to the growth in the business year over year. In addition, we incurred an obligation for 2005 insurance premiums at the end of 2004, a portion of which is reflected in accounts payable. Deferred revenue increased $1.2 million during the year due to certain deliverables we must provide under customer purchase orders. The customer is billed for these deliverables at the time of product shipment. An example of a future deliverable is training. Of these obligations, approximately $493,000 will expire if the customer does not utilize them within six months from the time the product shipped. Revenue is recorded when these deliverables are satisfied.

Several key indicators of liquidity are summarized in the following table (in thousands, except ratio amounts):

		(Restated)
	Fiscal Years Ended December 31,
	2004	2003	2002
Working capital	$29,950	$10,139	$983
Cash (used in) provided by operations	(1,571)	6,514	412
Proceeds from the exercise of stock options and warrants	1,250	3,577	1,035
Current ratio	2.4	1.8	1.1
Accounts receivable collection period (days)	46	40	48
Inventory turnover	4.1	5.3	4.4

On March 3, 2004, we completed a public offering of 2.5 million shares of common stock. Net proceeds from the offering were $41.9 million. We incurred legal, accounting and related costs of approximately $1.5 million which we had recorded as a reduction to additional paid-in capital upon closing. We used a portion of the net proceeds to repay $1.8 million on the line of credit and $888,000 in debt. The balance was invested in marketable securities consisting of U.S. Treasury Bills with durations not exceeding two years. The balance of the net proceeds of the offering have been used for general corporate purposes, working capital, and capital expenditures, including expenditures for expansion of our production capabilities, and the acquisition or investment in complementary businesses or products or the right to use complementary technologies. In addition, the Board of Directors concluded that a stock repurchase program represented a use of capital that can enhance stockholder value. Therefore, in July of 2004, we announced a stock repurchase program to acquire up to 1.25 million shares over the next 12 months. In August of 2004, the Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. As of December 31, 2004 we have repurchased on the open market substantially all of the 2.0 million shares at an average price of $8.35 per share. Also in July of 2004, the Board of Directors established a dividend policy that will remain in effect for an indefinite period of time and pays a regular cash dividend of $0.01 per share every other month when declared by the Board of Directors. The first dividend totaling $235,000 was declared on July 27, 2004 and paid on August 30, 2004 to stockholders of record on August 16, 2004. The second dividend totaling $229,000 was declared on October 7, 2004 and paid on October 27, 2004 to stockholders of record on October 13, 2004. The third dividend totaling $225,000 was declared on December 9, 2004 and paid on December 29, 2004 to stockholders of record on December 15, 2004.

At December 31, 2003, we had $1.8 million outstanding under a $5.0 million revolving credit facility with a bank, which was due to expire at June 30, 2004. In the first quarter of 2004, we used a portion of the net proceeds from our March 3, 2004 public offering to repay the $1.8 million outstanding on the line of credit. As of December 31, 2004, there were no amounts borrowed on the credit facility, however the facility was used and paid down at various times during the year. Borrowings under the facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to Prime rate for amounts below $500,000 or with less than two business days notice and are payable on demand upon expiration of the facility. All borrowings during 2004 were at Prime rate. Borrowings also subject us to certain covenants, including, among other things, maintaining a minimum balance of cash (including investments in U.S. Treasuries) and tangible net worth, a specified ratio of current assets to current liabilities and a covenant to remain profitable. In June 2004, this credit facility was extended to June 30, 2005 and increased to $10.0 million. In June 2005, this credit facility was extended to September 30, 2005. We were compliant with the covenants under the agreement with the exception to remain profitable on a quarterly basis. In February 2005, we notified our bank that we were in default under our covenants as of December 31, 2004 due to our operating loss for both the three months ended September 30, 2004 and December 31, 2004. In February 2005, we obtained a waiver to this covenant as of December 31, 2004. A similar waiver was obtained for our third quarter of 2004. As of April 20, 2005 we became non-compliant with our covenant relating to timely reporting and certification requirements due to the late filing of our Form 10-K for the year ended December 31, 2004. In July 2005, we obtained a waiver to this covenant which extended until July 21, 2005. We intend to seek additional waivers until all of our late periodic reports have been filed and for any other non-compliant covenants when and if any become necessary.

In January 2005, we acquired the intellectual property portfolio of Diodem LLC (“Diodem”), consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These escrowed shares had a fair market value of $500,000 at the time of the Binding Letter of Intent. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2004 for the years ending as indicated below:

	2005	2006	2007	2008
Operating leases	$584,000	$141,000	$38,000	$6,000
Diodem Asset Purchase Agreement	$3,000,000	—	—	—

	$3,584,000	$141,000	$38,000	$6,000

We believe that our current cash balances and marketable securities plus cash expected to be generated from our operations will be adequate to meet our capital requirements and sustain our operations, including the payment of our planned dividend and payments under the stock repurchase plan, for at least the next twelve months. Our capital requirements will depend on many factors, including among other things, the effects of any acquisitions we may pursue as well as the rate at which our business continues to grow, with corresponding demands for working capital and manufacturing capacity. During the quarter ended March 31, 2005, we paid Diodem the $3.0 million in accordance with the asset purchase agreement and purchased a license for technology from SurgiLight for $2.0 million of which $1.8 million has been paid, as more fully described in Item 1. Business of this Form 10-K. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, additional funds may not be available on terms acceptable to us or at all.

Selected Quarterly Financial Data

The Selected Quarterly Financial data set forth in this section has been revised to reflect the restatement as discussed in “Note 3. Restatement of Financial Statements” to our consolidated financial statements.

	(in thousands, except per share data)
	March 31,		June 30,		September 30,		December 31,
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2004
Net revenue	$14,425	$14,530	$14,805	$14,738	$12,038	$12,310	$19,073
Gross profit	9,287	8,844	9,701	9,122	7,059	7,143	10,900
Other income, net	—	16	—	16	—	16	(16)
Legal settlement(3)	—	—	—	—	—	—	(6,446)
Impairment of intangible asset(1)	—	—	—	—	—	—	(747)
Income (loss) from operations	1,170	1,085	965	1,208	(2,304)	(2,144)	(9,509)
Net income (loss)	672	616	716	853	(1,233)	(1,125)	(23,558)
Net income (loss) per share(2):
Basic	0.03	0.03	0.03	0.04	(0.05)	(0.05)	(1.04)
Diluted	0.03	0.03	0.03	0.03	(0.05)	(0.05)	(1.04)

	(in thousands, except per share data)
	March 31,		June 30,		September 30,		December 31,
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Net revenue	$9,214	$9,198	$10,375	$10,346	$13,453	$13,377	$16,090	$15,862
Gross profit	5,867	5,820	6,360	6,247	8,429	8,357	10,946	10,826
Other income, net	—	16	—	16	—	19	—	25
Income from operations	886	839	1,195	1,047	2,544	2,438	2,816	2,601
Net income	940	893	1,253	1,092	2,567	2,436	14,298	14,628
Net income per share(2):
Basic	0.05	0.04	0.06	0.05	0.12	0.11	0.66	0.68
Diluted	0.04	0.04	0.05	0.05	0.11	0.10	0.61	0.64

(1)	Refer to Note 5 to the consolidated financial statements.
(2)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.
(3)	Refer to Note 10 to the consolidated financial statements.

The Selected Quarterly Financial data have been restated to correct for the following errors:

For the three months ended March 31, 2004:

•	premature recognition of revenue for the undelivered training element and consumables in our multiple element arrangements

•	premature recognition of revenue on a Waterlase system not fully functional when shipped in the fourth quarter of 2003 that was delivered in the first quarter of 2004

•	write-off of an accounts receivable balance for which revenue was improperly recognized

•	under accrual of sales tax liability

•	failure to record interest and penalties in accordance with state statutes for taxes collected from customers but not timely remitted to the state

•	failure to record the subsequent abatement of certain interest and penalties on sales tax that was not paid timely

•	recognition of value added tax (“VAT”) refund

•	under accrual of commissions and payroll with a corresponding understatement of employee compensation expense

•	over accrual of bonuses and health and dental insurance with a corresponding overstatement of employee compensation expense

•	understatement of excess and obsolete inventory reserve with a corresponding understatement of cost of revenue

•	understatement of additional paid-in-capital and deferred tax assets for the tax benefit of employee stock option exercises

For the three months ended June 30, 2004:

•	premature recognition of revenue for the undelivered training element and consumables in our multiple element arrangements

•	under accrual of sales tax liability

•	failure to record interest and penalties in accordance with state statutes for taxes collected from customers but not timely remitted to the state

•	failure to record the subsequent abatement of certain interest and penalties on sales tax that was not paid timely

•	recognition of VAT refund

•	over accrual of commissions, payroll, health and dental insurance and vacation with a corresponding overstatement of employee compensation expense

•	under accrual of bonuses with a corresponding understatement of employee compensation expense

•	recording the cost for raw materials purchased resulting in an overstatement of inventory and a corresponding understatement of cost of revenue

•	understatement of additional paid-in-capital and deferred tax assets for the tax benefit of employee stock option exercises

For the three months ended September 30, 2004:

•	recognition of revenue for the training element and consumables in our multiple element arrangements

•	sales tax on warranty items resulting in an overstatement of cost of revenue

•	under accrual of sales tax liability

•	failure to record interest and penalties in accordance with state statutes for taxes collected from customers but not timely remitted to the state

•	failure to record the subsequent abatement of certain interest and penalties on sales tax that was not paid timely

•	recognition of VAT refund

•	under accrual of bonuses with a corresponding understatement of employee compensation expense

•	over accrual of vacation with a corresponding overstatement of employee compensation expense

•	understatement of additional paid-in-capital and deferred tax assets for the tax benefit of employee stock option exercises

For the three months ended March 31, 2003:

•	under accrual of sales tax liability

•	failure to record interest and penalties in accordance with state statutes for taxes collected from customers but not timely remitted to the state

•	under accrual of bonuses with a corresponding understatement of employee compensation expense

•	over accrual of payroll with a corresponding overstatement of employee compensation expense

•	adjustments identified but not originally recorded that were previously determined to be immaterial individually and in the aggregate

For the three months ended June 30, 2003:

•	premature recognition of revenue for undelivered consumables in our multiple element arrangements

•	over accrual of sales tax liability

•	failure to record interest and penalties in accordance with state statutes for taxes collected from customers but not timely remitted to the state

•	recognition of VAT refund

•	under accrual of bonuses with a corresponding understatement of employee compensation expense

•	over accrual of payroll with a corresponding overstatement of employee compensation expense

•	adjustments identified but not originally recorded that were previously determined to be immaterial individually and in the aggregate

For the three months ended September 30, 2003:

•	premature recognition of revenue for undelivered consumables in our multiple element arrangements

•	under accrual of sales tax liability

•	failure to record interest and penalties in accordance with state statutes for taxes collected from customers but not timely remitted to the state

•	failure to record the subsequent abatement of certain penalties on sales tax that was not paid timely

•	recognition of VAT refund

•	under accrual of bonuses with a corresponding understatement of employee compensation expense

•	over accrual of payroll with a corresponding overstatement of employee compensation expense

•	recording the cost for raw materials purchased resulting in an overstatement of inventory and a corresponding understatement of cost of revenue

For the three months ended December 31, 2003:

•	premature recognition of revenue for undelivered training element and consumables in our multiple element arrangements

•	premature recognition of revenue on a Waterlase system not fully functional when shipped overstating revenue

•	sales tax on warranty items resulting in an overstatement of cost of revenue

•	under accrual of sales tax liability

•	failure to record interest and penalties in accordance with state statutes for taxes collected from customers but not timely remitted to the state

•	failure to record the subsequent abatement of certain interest and penalties on sales tax that was not paid timely

•	recognition of VAT refund

•	under accrual of payroll with a corresponding understatement of employee compensation expense

•	over accrual of bonuses with a corresponding understatement of employee compensation expense

•	recording the cost for raw materials purchased resulting in an overstatement of inventory and a corresponding understatement of cost of revenue

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt securities until after further deliberations by the FASB. The adoption of this pronouncement did not impact our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. We are currently evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, we will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. We have not completed our analysis and do not expect to be able to make a decision on the amount of such repatriations, if any, until the fourth quarter of 2005. Among other things, the decision will depend on the level of earnings outside the United States, the debt level between our U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

An investment in our common stock involves significant risk. You should carefully consider the following risks and all the other information in this report, in addition to other information contained in our other filings with the U.S. Securities and Exchange Commission, or SEC, before you decide to buy our common stock. Our business, financial condition and results of operations could be harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose part or all of your investment.

Risks Relating to Our Business

Dentists and patients may be slow to adopt laser technologies, which could limit the market acceptance of our products.

Our dental laser systems represent relatively new technologies in the dental market. Currently, only a small percentage of dentists use lasers to perform dental procedures. Our future success will depend on our ability to increase demand for our products by demonstrating the potential performance advantages of our laser systems over traditional methods of treatment and over competitive laser systems to a broad spectrum of dentists and patients. Historically, we have experienced long sales cycles because dentists have been, and may continue to be, slow to adopt new technologies on a widespread basis. As a result, we generally are required to invest a significant amount of time and resources to educate customers about the benefits of our products in comparison to competing products and technologies before completing a sale, if any.

Factors that may inhibit adoption of laser technologies by dentists include cost and concerns about the safety, efficacy and reliability of lasers. For example, the selling price of our Waterlase product is approximately $50,000, which is substantially above the cost of competing non-laser technologies. In order to make an investment in a Waterlase product, a dentist generally would need to invest time to understand the technology, the benefits of such technology with respect to clinical outcomes and patient satisfaction, and the return on investment of the product. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser system. In addition, economic pressure, caused for example by an economic slowdown, changes in healthcare reimbursement or by competitive factors in a specific market place, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend the recommendations of dentists and specialists, as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared to other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would limit sales of our products and have an adverse effect on our business and results of operations.

Fluctuations in our revenue and operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. If our quarterly revenue or operating results fall below the expectations of investors, analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our revenue and operating results include, among others, the following:

•	variation in demand for our products, including seasonality

•	our ability to research, develop, market and sell new products and product enhancements in a timely manner

•	our ability to control costs

•	the size, timing, rescheduling or cancellation of orders from distributors

•	the introduction of new products by competitors

•	the length of and fluctuations in sales cycles

•	the availability and reliability of components used to manufacture our products

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general

•	the mix of our domestic and international sales and the risks and uncertainties associated with international business

•	costs associated with any future acquisitions of technologies and businesses

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar provisions under applicable state laws

•	developments concerning the protection of our intellectual property rights

•	natural catastrophic events such as hurricanes, floods and earthquakes, which can affect our ability to advertise, sell and distribute our products, including through national conferences held in regions in which these disasters strike.

•	global economic, political and social events, including international conflicts and acts of terrorism

The expenses we incur are based, in large part, on our expectations regarding future revenue. In particular, we expect to continue to incur substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, we may be unable to reduce expenses quickly enough to avoid losses if we experience a decrease in revenue. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Furthermore, as a result of the change in our revenue recognition policy in the third quarter of 2003, our quarterly revenue and operating results for each of the four quarters ending December 31, 2004 may not be directly comparable to corresponding periods in the preceding year due to the difference in the timing of revenue recognition.

We may have difficulty achieving profitability and may experience additional losses.

Although we recorded gross profit of $36.0 million in 2004, we also recorded a net loss of $23.2 million, due in large part to our patent infringement legal settlement of approximately $6.4 million and income tax provision associated with a valuation allowance against of our deferred tax asset in the net amount of $14.4 million. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

Any failure to significantly expand sales of our products will negatively impact our business.

We currently handle a majority of the marketing, distribution and sales of our products. In order to achieve our business objectives, we intend to significantly expand our marketing and sales efforts on a domestic and international basis. We face significant challenges and risks in expanding, training, managing and retaining our sales and marketing teams, including managing geographically dispersed operations. In addition, we rely on independent distributors to market and sell our products in a number of countries outside of the United States. These distributors may not commit the necessary resources to effectively market and sell our products, and they may terminate their relationships with us at any time with limited notice. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which could harm our business and cause the price of our common stock to decline.

Components used in our products are complex in design, and any defects may not be discovered prior to shipment to customers, which could result in warranty obligations, reducing our revenue and increasing our cost.

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to produce. If our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

If our products contain defects that cannot be repaired easily and inexpensively, we may experience:

•	loss of customer orders and delay in order fulfillment

•	damage to our brand reputation

•	increased cost of our warranty program due to product repair or replacement

•	inability to attract new customers

•	diversion of resources from our manufacturing and research and development departments into our service department

•	legal action

The occurrence of any one or more of the foregoing could materially harm our business.

Our distributors have and may continue to cancel, reduce or delay orders of our products, any of which could reduce our revenue.

We employ direct sales representatives in certain European countries; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the year ended December 31, 2004, revenue to distributors accounted for approximately 13% of our total sales, and no distributor accounted for more than 10% of our revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our distributors or any problems collecting accounts receivable from our distributors could reduce our revenue. In addition, we may experience lengthy delays and incur substantial costs if we are required to replace distributors or retain direct sales representatives for such territories in the future.

We must continue to procure materials and components on commercially reasonable terms and on a timely basis to manufacture our products profitably. We have some single-source suppliers.

We have no written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase system are each supplied by a separate single supplier. We have not experienced material delays from these suppliers; however, an unexpected interruption in a single source supplier could create manufacturing delays, disrupt revenue and cause additional expense relating to the procurement of another supplier. We may not be successful in the future in managing any shortage or delay of materials or components that we may experience, and any such an interruption could cause our business and results of operations to suffer.

We may not be able to compete successfully, which will cause our revenue and market share to decline.

We compete with a number of domestic and foreign companies that market traditional dental products, such as dental drills, as well as companies that market laser technologies in the dental and medical markets, including

Hoya ConBio, a subsidiary of Hoya Photonics, OpusDent Ltd., a subsidiary of Lumenis, KaVo, Deka Dental Corporation, Ivoclar Vivadent AG, and Fotona d.d. If we do not compete successfully, our revenue and market share may decline. Some of our competitors have greater financial, technical, marketing or other resources than us, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. The ability of our competitors to devote greater financial resources to product development requires us to work harder to distinguish our products through improving our product performance and pricing, protecting our intellectual property, continuously improving our customer support, accurately timing the introduction of new products and developing sustainable distribution channels worldwide. In addition, we expect the rapid technological changes occurring in the healthcare industry to lead to the entry of new competitors, particularly if dental and medical lasers gain increasing market acceptance. We must be able to anticipate technological changes and introduce enhanced products on a timely basis in order to grow and remain competitive. New competitors or technological changes in laser products and methods could cause commoditization of our products, require price discounting or otherwise adversely affect our gross margins and our financial condition.

Rapidly changing standards and competing technologies could harm demand for our products or result in significant additional costs.

The markets in which our products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, frequent introductions of new devices and evolving dental and surgical techniques. Competing products may emerge which could render our products uncompetitive or obsolete. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time consuming and uncertain. We cannot guarantee that we will successfully identify new product opportunities, identify new and innovative applications of our technology or be financially or otherwise capable of completing the research and development required to bring new products to market in a timely manner. An inability to expand our product offerings or the application of our technology could limit our growth. In addition, we may incur higher manufacturing costs if manufacturing processes or standards change, and we may need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures.

If we are unable to attract and retain personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and harm our reputation. We believe that our future success is highly dependent on the contributions of Robert E. Grant, our President and Chief Executive Officer, Jeffrey W. Jones, our Chief Technology Officer and John W. Hohener, our Executive Vice President and Chief Financial Officer. We have employment agreements with each of these individuals, which provide us with the ability to terminate their employment at will, subject to certain severance rights; however, their knowledge of our business and industry would be extremely difficult to replace. Our future success also depends on our ability to attract and retain additional qualified management, engineering, sales and marketing, and other highly skilled technical personnel.

Any problems that we experience with our manufacturing operations may harm our business.

We manufacture our products at our California and German facilities. In order to grow our business, we must significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand. We may encounter difficulties in increasing production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by the U.S. Food and Drug Administration, state agencies and foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with the U.S. Food and Drug Administration’s Quality System regulations and other regulatory requirements. If we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business will be harmed.

Changes in government regulation or the inability to obtain or maintain necessary government approvals could harm our business.

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture and market products for human use, we must comply with regulations and safety standards set by the U.S. Food and Drug Administration and comparable state and foreign agencies. Regulations adopted by the U.S. Food and Drug Administration are wide ranging and govern, among other things, product design, development, manufacture and testing, labeling, storage, advertising and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. Failure to comply with applicable regulatory requirements of the U.S. Food and Drug Administration can result in an enforcement action which may include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses and harm our financial condition.

Regulatory proceedings relating to the restatement of our consolidated financial statements could divert management’s attention and resources.

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition. In addition, we are now restating our consolidated financial statements for the 2002 and 2003 fiscal years, the four quarters of 2003 and the first three fiscal quarters of 2004 due to a number of factors discussed in Note 3 to our audited consolidated financial statements for the year ended December 31, 2004 included elsewhere in this Form 10-K. We have received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We have provided information to the SEC and, when we receive any additional requests for information, we intend to continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from us or commences further proceedings, including as a result of our current restatements, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

We may have difficulty managing any growth that we might experience.

If we continue to experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded, which will place significant demands on our management, distract management from our business plan and increase expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include, among others:

•	maintaining our cost structure at an appropriate level based on the revenue we generate

•	managing manufacturing expansion projects

•	implementing and improving our operational and financial systems, procedures and controls

•	managing operations in multiple locations and multiple time zones

In addition, we incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to maintain director and officer insurance and, from time to time, we may be required to accept reduced policy limits and coverage or incur significantly higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our costs.

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology; however, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors may independently develop similar products, duplicate our products or design products that circumvent our patents. Additionally, the laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights adequately, our competitive position and financial condition may be harmed.

We may be sued by third parties for alleged infringement of their proprietary rights.

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on the markets for dental and other medical lasers. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, may be time-consuming and distracting to management, result in costly litigation or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successfully lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on acceptable terms, or at all. Any of the foregoing adverse events could seriously harm our business.

We have significant international revenue and are subject to risks associated with operating in international markets.

International revenue comprise a significant portion of our revenue and we intend to continue to pursue and expand our international business activities. For the fiscal 2004, international sales accounted for approximately 19% of our revenue, as compared to approximately 20% of our revenue in fiscal 2003 and approximately 23% of our revenue in fiscal 2002. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, are subject to many inherent risks, including among others:

•	adverse changes in tariffs and trade restrictions

•	political, social and economic instability and increased security concerns

•	fluctuations in foreign currency exchange rates

•	longer collection periods and difficulties in collecting receivables from foreign entities

•	exposure to different legal standards

•	transportation delays and difficulties of managing international distribution channels

•	reduced protection for our intellectual property in some countries

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws

•	the imposition of governmental controls

•	unexpected changes in regulatory or certification requirements

•	difficulties in staffing and managing foreign operations

•	potentially adverse tax consequences and the complexities of foreign value-added tax systems

We believe that international revenue will continue to represent a significant portion of our revenue, and we intend to further expand our international operations. Our direct revenue in Europe is denominated principally in Euros, while our revenue in other international markets is in U.S. dollars. As a result, an increase in the relative value of the dollar against the euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future.

Revenue generated from products manufactured at our German facility accounted for 13% of our revenue in fiscal 2004, 12% of our revenue in fiscal 2003 and approximately 9% of our revenue in fiscal 2002. Expenses relating to our manufacturing operations in Germany are paid in Euros; therefore, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international revenue and manufacturing operations and, consequently, negatively impact our business and operating results.

We may not address successfully problems encountered in connection with any future acquisition.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including, among others:

•	problems assimilating the purchased technologies, products or business operations

•	problems maintaining uniform standards, procedures, controls and policies

•	unanticipated costs associated with the acquisition

•	diversion of management’s attention from our core business

•	adverse effects on existing business relationships with suppliers and customers

•	risks associated with entering new markets in which we have no or limited prior experience

•	potential loss of key employees of acquired businesses

•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

If our customers cannot obtain third party reimbursement for their use of our products, they may be less inclined to purchase our products.

Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third party payors, such as private insurance or government programs. In the United States, third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices for dental services are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary, such as a cosmetic procedure, or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications, such as tooth whitening. For the portion of dentists who rely heavily on third party reimbursement, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have a negative impact on our business and results of operations.

We are party to securities and derivative litigation that distracts our management, is expensive to conduct and seeks a damage award against us.

We and certain of our current and former officers have been recently named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and members of the BIOLASE board of directors. We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. This litigation presents a distraction to our management, is expensive to conduct, and if we are unsuccessful in defending this litigation, may result in damage awards against us that would harm our financial condition and operating results.

Material increases in interest rates may harm our sales.

We currently sell our products primarily to dentists in general practice. These dentists often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates increase, these financing arrangements will be more expensive to our dental customers, which would effectively increase the price of our products to our customers and, thereby, may decrease overall demand for our products. Any reduction in the sales of our products would cause our business to suffer.

Product liability claims against us could be costly and could harm our reputation.

The sale of dental and medical devices involves the inherent risk of product liability claims against us. We currently maintain product liability insurance on a per occurrence basis with a limit of $11.0 million per occurrence and $12.0 million in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, there is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Any product liability claims brought against us could harm our reputation and cause our business to suffer.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2003, we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2003, approximately $32.4 million of net operating loss carryforwards were available to us for federal income tax purposes. Of this amount, approximately $27.7 million is available to offset 2004 federal taxable income or the taxable income generated in future years. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any ownership changes qualifying under Section 382 including changes resulting from or affected by our recent public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in the development of our products, the expansion of our sales and marketing activities and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. We expect that substantial capital will be required to expand our operations and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings, which may affect the percentage ownership of existing holders of common stock and which may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock thereby resulting in dilution to our existing stockholders. We may not be able to raise additional capital on reasonable terms, or at all. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

The following factors among others could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations

•	general economic conditions and conditions in the electronics industry

•	the perception of our business in the capital markets

•	our ratio of debt to equity

•	our financial condition

•	our business prospects

•	interest rates

If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business.

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

Our common stock could be diluted by the conversion of outstanding convertible securities.

We have issued and will continue to issue outstanding convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. We have options to purchase 4,070,000 shares of our common stock outstanding, of which options to purchase 2,677,000 shares of common stock are exercisable. In addition, we have issued warrants to purchase an aggregate of 81,037 shares of common stock at an exercise price of $11.06 per share. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

Our financial outlook could be affected by changes in the accounting rules which govern the recognition of stock-based compensation expenses.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized no compensation charges related to stock compensation plans in 2004 because the exercise price of all options granted under these plans was equal to the fair market value of the underlying common stock on the grant date, and therefore no stock-based employee compensation cost is recognized in the consolidated statements of operations. The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in the first quarter of fiscal 2006 when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

Our internal controls and procedures need to be improved.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2004, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that material weaknesses in our internal control over financial reporting existed as of December 31, 2004, and these material weaknesses contributed to the restatement of our consolidated financial statements for the full 2002 fiscal year, the first, second, third and fourth quarters of 2003, the full 2003 fiscal year and the first, second and third fiscal quarters of 2004. These material weaknesses are discussed under Item 9A, “Controls and Procedures.” Because of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2004 based on the criteria of the Internal Control—Integrated Framework. Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse affect on our ability to operate our business. Please see Item 9A “Controls and Procedures” for more information regarding the measures we have undertaken to implement, and which we intend to implement during the course of 2005, which are designed to remediate the deficiencies in our internal controls described in the Management’s Report On Internal Control Over Financial Reporting. The costs of remediating such deficiencies in our internal controls will adversely affect our results of operations. In addition, even after the remedial measures discussed in Item 9A “Controls and Procedures” are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Our failure to comply with certain conditions required for our common stock to be listed on The Nasdaq National Market could result in the delisting of our common stock from The Nasdaq National Market.

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and certain required restatements of our financial statements for prior periods, we were not in full compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Exchange Act. We are required to comply with Nasdaq Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on The Nasdaq National Market (the “Nasdaq Market”).

We received notice on July 5, 2005 that the Nasdaq Market has granted us an extension of time until August 1, 2005 in which to file our Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), certain restatements with respect to our historical financial statements, the Form 10-Q for the fiscal quarter ended March 31, 2005 (“first quarter 2005 Form 10-Q”) and to otherwise meet all necessary listing standards of the Nasdaq Market.

We have restated our historical financial statements and have filed (i) this 2004 Form 10-K that includes, in addition to our consolidated financial statements for the year ended December 31, 2004, restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) amended Form 10-Qs for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (the “2004 Form 10-Q/As”) that include restated financial statements for the prior comparative periods as well.

At this time, we intend to seek an additional extension from Nasdaq to file our first quarter 2005 Form 10-Q. There is no assurance that Nasdaq will grant any extension to file our first quarter 2005 Form 10-Q.

We cannot give any assurances as to what actions Nasdaq may take, but such actions could include delisting our shares from the Nasdaq Market. In addition, if we are unable to comply with any conditions for continued listing required by Nasdaq, then our shares of common stock are subject to immediate delisting from the Nasdaq Market. If our shares of common stock are delisted from the Nasdaq Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. We intend to appeal any decision to delist our shares from the Nasdaq Market, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares.

Risks Relating to Our Industry

Changes in government regulation or the inability to obtain or maintain necessary government approvals could harm our business.

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture and market products for human use, we must comply with regulations and safety standards set by the U.S. Food and Drug Administration and comparable state and foreign agencies. Regulations adopted by the U.S. Food and Drug Administration are wide ranging and govern, among other things, product design, development, manufacture and testing, labeling, storage, advertising and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. Failure to comply with applicable regulatory requirements of the U.S. Food and Drug Administration can result in an enforcement action which may include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production and criminal prosecution. Failure to receive or maintain requisite approvals for the use of our products or processes and failure to receive clearance for the modification of existing products, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses, reduce our revenue and profits, and result in operating losses.

If our customers cannot obtain third party reimbursement for their use of our products, they may be less inclined to purchase our products.

Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third party payors, such as private insurance or government programs. In the United States, third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices for dental services are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary, such as a cosmetic procedure, or that the device used in the procedure was investigational. Payors may also approve reimbursement for a medical procedure but reduce the amount of reimbursement drastically. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications such as tooth whitening. For the portion of dentists who rely heavily on third party reimbursement, a reduction in reimbursement levels, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have a negative impact on our business, financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

In conjunction with a portion of the debt due in 2003 associated with the purchase of our production facility in Germany, we entered into a forward contract to purchase approximately $700,000 of Euros at an exchange rate of 0.8575. On February 3, 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000.

Since February 3, 2003, we have not engaged in transactions to offset currency fluctuations. In October 2003, we paid off the debt on our German facility. The value of the German facility itself as stated in dollars on our balance sheet will vary as the exchange rate of the dollar and the Euro varies.

Our revenue in Europe is denominated principally in Euros, and our revenue in other international markets is denominated in dollars. As a result, an increase in the relative value of the dollar to the Euro would lead to less income from revenue denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. Additionally, since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings.

We currently have a line of credit in the amount of $10.0 million at the variable interest rate equivalent to the Prime rate for advances less than $500,000 and with less than two business days notice, and at LIBOR plus 2.25% for advances of $500,000 or more and with two business days notice. This line of credit originally expired on June 30, 2005 and was extended to September 30, 2005. There was no outstanding bank debt at December 31, 2004.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in a money market account and U.S. treasury securities in which there is minimal interest rate risk.

Item 8.    Financial Statements and Supplementary Data

All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1 and are incorporated herein by this reference. Selected Quarterly Financial Data (unaudited) are presented in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) on page 39 of this Form 10-K and are incorporated herein by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

The management of BIOLASE Technology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.”

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, the Company had deficiencies in accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles to meet the objectives that should be expected of these roles. This material weakness contributed to the following individual material weaknesses as of December 31, 2004.

a)	The Company did not maintain effective controls over the accounting for taxes other than income taxes. Specifically, the Company’s controls failed to: (i) identify the existence of a liability for penalties and interest on amounts collected from customers that were not timely remitted to the states or have not been remitted to the states, and (ii) account for the gain on the abatement of certain penalties and interest. In addition, the Company’s controls failed to prevent or detect erroneous value added tax refunds that were incorrectly recorded as a receivable. This control deficiency resulted in an understatement of the sales tax and value added tax liabilities and general and administrative expense, which also resulted in the restatement of the Company’s annual 2002 and 2003, and first, second and third quarter 2004 consolidated financial statements.

b)	The Company did not maintain effective controls over the identification of events that would trigger the need for an impairment analysis for indefinite-lived and long-lived assets. Specifically, the Company’s controls were ineffective in their design and operation to timely identify and evaluate the impact of a change in circumstances that resulted in the impairment of an acquired trade name. This control deficiency resulted in an adjustment to intangible assets and operating expenses in the Company’s fourth quarter 2004 consolidated financial statements.

c)	The Company did not maintain effective controls over certain aspects of revenue recognition. Specifically, the Company did not have effective controls over: (i) revenue recognized on multiple element arrangements that included spares and consumables not shipped as of the balance sheet date, and (ii) the deferral of revenue on units that were not fully functional at the time revenue was recognized. This control deficiency resulted in premature revenue recognition and an adjustment to deferred revenue and revenue in 2003 and in each of the four quarters of the 2004 consolidated financial statements.

d)	The Company did not maintain effective controls over the valuation of our inventory. Specifically, the Company did not have effective controls to: (i) identify slow-moving and obsolete inventory, and (ii) ensure the Company’s inventory was properly recorded at historical cost. This control deficiency resulted in adjustments to inventory and cost of revenue in the Company’s first and fourth quarter 2004 consolidated financial statements.

e)	The Company did not maintain effective controls over accounts payable, certain accrued liabilities and the related expense accounts. Specifically, the Company did not have effective controls over the completeness, valuation and existence of accounts payable, accrued commissions and bonuses payable, and the related expense accounts. This control deficiency resulted in adjustments to the Company’s consolidated financial statements for each of the four quarters in 2004.

f)	The Company did not maintain effective controls over the accounting for foreign currency translation. Specifically, the Company did not have effective controls over the use of appropriate exchange rates for consolidating the financial statements of the Company’s Germany operations. This control deficiency resulted in adjustments to the Company’s second, third and fourth quarter 2004 consolidated financial statements.

Additionally, each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

2.	As of December 31, 2004, the Company did not maintain effective controls over the Company’s cash accounts and cash disbursements in Germany. Specifically, the Company did not: (i) maintain a proper segregation of duties over the approval and payment of vendor invoices at the Company’s operations in Germany (i.e., the same individual who had access to bank accounts also authorized purchases and approved cash disbursements, and certain vendor payments, although valid, were executed by unauthorized individuals), and (ii) have effective controls over the review of bank reconciliations and the completeness, accuracy and validity of cash transactions recorded in the general ledger. This control deficiency did not result in an adjustment to the Company’s consolidated financial statements. However, it could result in a misstatement to cash and other financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

3.	As of December 31, 2004, the Company did not maintain effective controls over the processing of transactions of the Company’s subsidiary in Germany performed by a third party. Specifically, the Company did not have effective controls over the completeness, valuation and existence of certain financial statement accounts in Germany, such as accounts payable, accrued expenses, and the related sales and marketing, and general and administrative expenses, that are maintained by a third party. This control deficiency did not result in an adjustment to the Company’s consolidated financial statements. However, this control deficiency could result in a misstatement to the aforementioned financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

4.

As of December 31, 2004, the Company did not maintain effective controls over the restriction of access to financial application programs and data. The Company did not have effective controls over access to application programs and the underlying financial data. Specifically, there were instances in which certain financial accounting personnel had inappropriate access to financial application programs and data and the activities of these individuals were not subject to independent monitoring. This control deficiency did not result in an adjustment to the Company’s consolidated financial statements. However, this control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

5.	As of December 31, 2004, the Company did not maintain an effective control environment based on criteria established in “Internal Control—Integrated Framework” issued by the COSO. The financial reporting organizational structure was not adequate to support the Company’s activities. Deficiencies, such as an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S generally accepted accounting principles have resulted in adjustments to the consolidated financial statements as discussed in Item 1 above. Item 1, together with the material weaknesses described in Items 2, 3, and 4 above indicate that the Company did not maintain an effective control environment as of December 31, 2004. These control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses

Management has reviewed with the Audit Committee of the Board of Directors the internal control deficiencies that constitute significant deficiencies and material weaknesses in our internal control over financial reporting as of December 31, 2004.

Management has adopted, with the Audit Committee’s concurrence, certain remedial measures that are designed to improve our control environment and to address the material weaknesses described in Management’s Report on Internal Control over Financial Reporting beginning on page 57. These remedial measures include, but are not limited to, the following:

1.	The addition of properly qualified personnel in the areas of accounting, sales management, manufacturing administration and inventory control

2.	The hiring of our new Vice President/Corporate Controller in mid-year 2004

3.	The implementation of enhanced training for our finance and accounting personnel to familiarize them with our current and revised, where applicable, accounting policies and procedures

4.	The hiring of a tax professional who will oversee all tax matters both within the United States and internationally

5.	The establishment of policies and procedures to ensure the proper deferral of revenue for undelivered products and services associated with multiple element revenue arrangements

6.	The implementation of proper segregation of duties—or adequate mitigating controls—in the area of accounts payable

7.	The implementation of controls to ensure the timely and consistent reconciliation of all significant accounts on a quarterly or more frequent basis as deemed appropriate

8.	The restructuring of the German facility which will include the addition of a regional financial management person and an assigned person from corporate to monitor, review and reconcile all German transactions and accounts

9.	The establishment of written policies and procedures relating to the access to, and control over, our financial accounting systems

10.	The ultimate migration of our financial accounting information technology system application (“system”) to a more robust, current version that will, among other benefits, integrate the inventory management process with the accounting and reporting function. We will also leverage the new system to monitor system access and employee specific transactions utilizing an on-line audit function.

At the direction of, and in consultation with the Audit Committee, management currently is implementing certain of the remedial measures and intends to implement the remaining remedial measures during the course of 2005 and 2006, with continued improvements being an ongoing exercise. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals. While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective. Please see Part I, Item 1. “Business—Risk Factors—Our internal controls and procedures need to be improved.”

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2004, our chief operating officer and interim chief financial officer was appointed as our chief executive officer, and our current chief financial offer was hired. There were no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2004. In light of the issues referenced in the Management’s Report on Internal Control over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. However, our Chief Executive Officer, as our principal executive officer, and our Chief Financial Officer, as our principal financial officer, believe that, once the Remedial Measures described above are implemented, our internal controls will be effective to address the internal control deficiencies described in Management’s Report on Internal Control over Financial Reporting and allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates. In addition, in light of the material weaknesses identified, we performed additional analysis and other post-closing procedures in connection with the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of May 31, 2005:

Name	Age	Positions with the Company
Federico Pignatelli (1)	52	Chairman of the Board
George V. d’Arbeloff (1)	60	Director
Robert M. Anderton, DDS (1)	68	Director
Jeffrey W. Jones	47	Vice Chairman and Chief Technology Officer
Robert E. Grant	36	President, Chief Executive Officer and Director
John W. Hohener	50	Executive Vice President and Chief Financial Officer
James M. Haefner	39	Executive Vice President of Global Sales
Keith G. Bateman	52	Executive Vice President Marketing

(1)	Member of Audit, Compensation, and Nominating and Governance Committees

The following is a brief description of the present and past business experience of each of our current directors and executive officers. The directors serve one-year terms which expire at the annual meeting of stockholders. The executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with us. Additionally, directors and executive officers serve until their successors have been duly elected and qualified or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Federico Pignatelli has served as the Chairman of the Board since 1994 and as a director since 1991. He is the Founder and President of Art & Fashion Group since 1992. Art & Fashion Group is a holding company of an array of businesses providing services to the advertising industry, including the world’s largest complex of digital and film still photography studios for production and post-production. Previously, Mr. Pignatelli was a Managing Director at Gruntal & Company, an investment banking and brokerage firm and was a Managing Director of Ladenburg, Thalmann & Co., another investment banking and brokerage firm.

George V. d’Arbeloff has served as a director since 1996. Since 2003, Mr. d’Arbeloff has served as Managing Member of Opus Venture Group, LLC, a company dedicated to providing innovative products for television-based home shopping retailers. Since 2000, Mr. d’Arbeloff has served and continues to serve as Chairman of Big Idea Group, Inc., a company that links inventors with other companies buying innovation. From 1996 to 2000, Mr. d’Arbeloff served as Chief Executive Officer of Retail Solutions, Inc. From 1967 to 1996, he served in various executive capacities at Teradyne, Inc., a manufacturer of testing equipment for the semiconductor and electronics industries, including Vice President of Investor Relations from 1995 to 1996, Vice President and General Manager of the Semiconductor Test Group from 1992 to 1995 and Vice President and General Manager of the Industrial/Consumer Division of the Semiconductor Test Group from 1982 to 1992.

Robert M. Anderton, DDS has served as a director since May 2004. From 1999 to 2001, Dr. Anderton served as the President of the American Dental Association (ADA) as well as holding many official roles with the ADA, including Trustee, Liaison to the Commissions on Dental Accreditation, Council on Education, Government and Legislative Affairs. Dr. Anderton has practiced general dentistry since 1961 and has held several dental society positions, including past President of the Texas Dental Association and Dallas County Dental Society. At various times, Dr. Anderton has published a number of articles in medical and trade journals, including the Journal of the American Society of Preventive Dentistry and Journal of Modern Dental Practice. Dr. Anderton received his DDS degree from Baylor University—College of Dentistry and his J.D. degree from Southern Methodist University—School of Law.

Jeffrey W. Jones has served as a director since 1998 and as Vice Chairman of the Board and our Chief Technology Officer since October 2004. He served as our President and Chief Executive Officer from 1998 to 2004, and as Managing Director of BIOLASE Europe GmbH, a wholly-owned subsidiary, from 2001 to 2004. From 1986 to 1998, Mr. Jones served in various executive capacities for a group of privately held companies, including the McMahan Enterprise Group and HGM Medical Laser Systems, a manufacturer of medical lasers used in ophthalmologic, dental and anesthetic applications. At various times during the above-mentioned period, he served as President and Chief Executive Officer of these companies.

Robert E. Grant has served a director and President and Chief Executive Officer since October 2004. He joined us in 2003 and served as Chief Operating Officer until 2004. Before joining us, from 2002 to 2003, Mr. Grant served as Executive Vice President and General Manager of the Medical Business of Lumenis in Santa Clara, California. In 2002, he served as Executive Vice President and General Manager of the Surgical and Ophthalmic Business of Lumenis. In 2001, Mr. Grant served as Vice President of the Surgical Business of the Coherent Medical Group, a subsidiary of Coherent, Inc. and a manufacturer of laser equipment that was later acquired by Lumenis. Between 2000 and 2001, he also served as Vice President of Business Development of the Coherent Medical Group. From 1998 to 2001, Mr. Grant served as the Managing Director of European Operations for the Coherent Medical Group, based in Dieburg, Germany. From 1997 to 1998, he served as Director of Business Development for HGM, Inc., a manufacturer of medical lasers used in ophthalmic, dental and aesthetic applications, which also was later acquired by Lumenis. Before 1997, Mr. Grant held several positions in management at other companies in the medical device industry.

John W. Hohener joined us in November 2004 as Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Hohener served as Chief Financial Officer of Netlist, Inc., a manufacturer and designer of high-density memory subsystems. Previously, Mr. Hohener served as Senior Vice President and Chief Financial Officer of TRC Companies, Inc., a $350 million public engineering services firm that provides technical, financial, risk management and construction services. He also was CFO of Entridia Corporation, a fabless semiconductor company, and CFO and co-founder of Smartflex Systems, Inc., a $180 million public electronics contract manufacturer, which was later sold to Saturn Electronics.

James M. Haefner joined us as our Executive Vice President of Global Sales in January 2005 and is responsible for managing the global sales organization. Prior to joining us, and following the acquisition of the Coherent Medical Group by Lumenis Ltd, Mr. Haefner held numerous management positions at Coherent and Lumenis including, Vice President of Sales, Director of Sales & Service, Regional Sales Manager and as a top Sales Representative at the earlier stage of his career. For more than 10 years, he has worked extensively across all of Coherent and Lumenis’ medical laser product lines including surgical, ophthalmic and aesthetic.

Keith G. Bateman has served as Executive Vice President Marketing since January 2005 and been as Executive Vice President since 2002, previously serving as our Vice President of Global Sales from 1999 to 2001. From 1994 to 1998, Mr. Bateman held executive positions with the international and domestic divisions of HGM Medical Laser Systems, Inc., a manufacturer of medical lasers used in ophthalmologic, dental and anesthetic applications. Prior to that, he held several positions in sales, marketing and management at various companies in the computer industry.

Board Committees and Meetings

The Board of Directors held seven meetings and acted by written consent various times during the year ended December 31, 2004. The Board has an Audit Committee, a Compensation Committee and a Nominating Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board on which such director served during 2004.

Audit Committee.    The Audit Committee currently consists of three directors, Messrs. d’Arbeloff and Pignatelli and Dr. Anderton, and is primarily responsible for approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The committee also reviews our financial reports, its accounting and financial policies in general, and management’s procedures and policies with respect to our internal accounting controls. The Audit Committee held ten meetings during 2004 and acted by written consent various times during 2004.

The Board has determined that all members of the Audit Committee are “independent” as that term is defined in Rule 4200 of the Nasdaq Marketplace Rules and Section 10A of the Exchange Act and the rules and regulations thereunder. The Board has determined that Mr. d’Arbeloff qualifies as the “audit committee financial expert” under the Exchange Act, by means of his experience identified above.

Compensation Committee.    The Compensation Committee currently consists of three directors, Messrs. Pignatelli and d’Arbeloff and Dr. Anderton, and is primarily responsible for reviewing and developing our general compensation policies and making recommendations to the Board of Directors on compensation levels for our executive officers. The Compensation Committee also reviews and makes recommendations to the Board of Directors on matters relating to employee compensation and benefit plans. Each of the members of our Compensation Committee qualifies as an independent director under the Nasdaq Marketplace Rules and as a non-employee director under the Internal Revenue Code. The Compensation Committee held one meeting during 2004.

Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee currently consists of three directors, Dr. Anderton and Messrs. d’Arbeloff and Pignatelli, and is primarily responsible for recommending to the Board of Directors criteria for membership on the Board of Directors, identifying individuals qualified to serve on the Board of Directors and recommending individuals for selection by the Board of Directors as director nominees for election at each annual meeting of stockholders. The Nominating and Corporate Governance Committee is also responsible for developing and recommending to the Board of Directors corporate governance guidelines and overseeing the annual evaluation of the Board of Directors. The Nominating and Corporate Governance Committee has a policy that it will review and evaluate the qualifications of any director candidates who have been recommended by our stockholders. A stockholder who wishes to suggest a prospective nominee for the Board should notify any member of the Nominating and Corporate Governance Committee in writing with any supporting material the stockholder considers appropriate. Each of the members of our Nominating and Corporate Governance Committee qualifies as an independent director under the Nasdaq Marketplace rules. The Nominating and Corporate Governance Committee held two meetings during 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, our executive officers and beneficial holders of more than ten percent (10%) of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which requires them to file reports with respect to their ownership of our securities. Based upon the copies of Section 16(a) reports which we received from such persons for their 2004 fiscal year transactions in the common stock and their common stock holdings, and while we inadvertently did not obtain timely written certifications from each such person that no Forms 5 were due, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners, except for the following: Dr. Anderton did not file a Form 3 within ten days of being elected as a director and failed to report one transaction relating to his initial stock option grant upon joining our board, Mr. Pignatelli did not file a Form 4 reporting one transaction relating to his annual automatic stock option grant, Mr. d’Arbeloff filed one late Form 4 reporting one transaction regarding his annual automatic stock option grant, and Messrs. Jones and Bateman each did not file a Form 5 to report one transaction each relating to a stock option grant received by each of them the previous fiscal year but previously unreported.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all or our directors, officers and employees, including our principal executive officer, principal financial officer and controller. This Code of Ethics is designed to comply with the Nasdaq Marketplace Rules related to codes of conduct. A copy of our Code of Ethics is attached to this Form 10-K as an exhibit.

Item 11.    Executive Compensation

Director Compensation

Directors who are not employees of us or any of our subsidiaries did not receive any cash compensation from us for their service as members of the Board of Directors or any Board committee in 2004. However, directors are reimbursed for all reasonable travel and lodging expenses incurred by them in attending Board and committee meetings. As Chairman of the Board, Mr. Pignatelli receives a quarterly payment of $7,500 which approximates his actual expenses incurred in connection with his service on our Board of Directors. In addition, in June 2005, our Board of Directors resolved to make a one-time payment of $90,000 to Mr. d’Arbeloff in connection with his service as audit committee chair and the extraordinary efforts he contributed in connection with the 2004 audit.

Under the automatic option grant program in effect under the 2002 Stock Incentive Plan, each individual who is elected to the Board as a non-employee director, at an annual meeting of stockholders or at a special meeting at which directors are elected, automatically is granted, on the date of such election, a non-statutory option to purchase 30,000 shares of common stock. Each option vests at a rate of 7,500 shares per quarter, commencing three months after the date of grant. If a non-employee director becomes a director for the first time on a date other than the date of a meeting at which all directors are elected, he or she automatically is granted a non-statutory option to purchase the number of shares equal to (a) 2,500 multiplied by (b) the difference between 12 and the number of months since the last meeting at which directors were elected, vesting at a rate of 2,500 shares per month.

Each automatic grant under the 2002 Stock Incentive Plan has an exercise price per share equal to the fair market value per share of common stock on the grant date and has a maximum term of ten years, subject to earlier termination twelve months after the date of the optionee’s cessation of Board service for any reason. Each automatic option is immediately exercisable for all of the option shares. However, any shares purchased under such option are subject to repurchase by us, at the lower of the exercise price paid per share or the fair market value per share (determined at the time of repurchase), should the optionee cease Board service prior to vesting in those shares. The shares subject to each initial option grant and each annual option grant will immediately vest in full if certain changes in control or ownership occur or if the optionee dies or becomes disabled while serving as a director.

Under the automatic option grant program, Messrs. Pignatelli and d’Arbeloff and Dr. Anderton each received an automatic option grant on May 26, 2004 to purchase 30,000 shares of common stock at an exercise price of $11.96 per share.

Summary of Cash and Certain Other Compensation

The following table summarizes all compensation paid to persons who served as our chief executive officer during the last fiscal year, our executive officer whose served in that capacity at December 31, 2004 and whose total salary and bonus exceeded $100,000, and two other executive officers who no longer serve in that capacity at December 31, 2004 but whose total salary and bonus exceeded $100,000 (which we refer to collectively as the named executive officers), for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2004, 2003 and 2002. Perquisites and other personal benefits paid to the named executive officers are less than the minimum reporting threshold of $50,000 or 10% of the total annual salary plus bonus for the named executive officer, and such amounts paid, if any, are represented in the table by “$—.”

Summary Compensation Table

						Long-Term Compensation Awards	All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options/SARs
Robert E. Grant (1) President and Chief Executive Officer	2004 2003	$195,167 67,203	$101,022 16,667	$ $	— —	400,000 100,000	$6,657 0	(2)

Jeffrey W. Jones (3) Chief Technology Officer	2004 2003 2002	$273,542 240,000 240,000	$181,500 174,500 96,000	$ $ $	— — —	0 200,000 0	0 0 0

Keith G. Bateman Executive Vice President Marketing	2004 2003 2002	$173,966 148,333 110,000	$106,349 136,876 137,362	$ $ $	— — —	0 75,000 0	0 0 0

Edson J. Rood (4) Vice President and Chief Financial Officer	2004 2003 2002	$145,000 150,000 150,000	$0 50,000 0	$ $ $	— — —	0 0 0	0 0 0

Ioana Rizoiu Vice President Clinical Research	2004 2003 2002	$122,917 95,625 94,306	$45,000 0 0	$ $ $	— — —	0 0 0	0 0 0

(1)	Mr. Grant was named President and Chief Executive Officer in October 2004 and previously served as our Chief Operating Officer from 2003 to 2004. His annual base salary was $275,000 for 2004 and $150,000 for 2003.
(2)	Represents reimbursement of relocation expenses.
(3)	Mr. Jones was named Chief Technology Officer in October 2004 and previously served as our President and Chief Executive Officer from 1998 to 2004.
(4)	Mr. Rood retired in July 2004. John W. Hohener joined us in November 2004 as Executive Vice President and Chief Financial Officer. His annual base salary was $225,000 for 2004.

Stock Options

The following table contains information concerning the grant of stock options under our 2002 Stock Option Plan to the named executive officers during the fiscal year ended December 31, 2004. No stock appreciation rights were granted to the named executive officers in 2004. The potential realizable values were determined in accordance with rules promulgated by the SEC and are not intended to forecast the prices at which the common stock could trade in the future. The actual realized value will depend on the amount by which the sales price of the shares exceeds the exercise price.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Robert E. Grant	400,000	31%	$5.98	10-25-2014	$1,504,316	$3,812,232
Jeffrey W. Jones	0	—	—	—	—	—
Keith G. Bateman	0	—	—	—	—	—
Edson J. Rood	0	—	—	—	—	—
Ioana Rizoiu	0	—	—	—	—	—

The option grant made to Mr. Grant becomes exercisable ratably over a three-year period at the rate of 33,333 shares per quarter, with the first quarter ending December 31, 2004. The option has a term of ten years from the date of grant. The exercise price per share represented the fair market value of the underlying shares of common stock on the date the option was granted.

The following table provides information, with respect to the named executive officers, concerning unexercised options held as of the end of the fiscal year. No options were exercised by any of the named executive officers during the last fiscal year. Value is calculated as market price of our common stock at fiscal year end less exercise price. The market price of our common stock at December 31, 2004 was $10.87.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised in-the-Money Options at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert E. Grant	129,165	370,835	$326,787	$1,630,013
Jeffrey W. Jones	956,997	50,003	$6,143,715	$0
Keith G. Bateman	281,249	18,751	$1,659,219	$0
Edson J. Rood	200,000	0	$1,296,000	$0
Ioana Rizoiu	160,000	0	$1,282,381	$0

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Compensation Committee of our Board of Directors has the authority to provide for accelerated vesting of the shares of our common stock subject to any outstanding options held by the chief executive officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of us or the subsequent termination of the officer’s employment following the change of control event. In addition, as described below, options held by our chief executive officer and chief financial officer accelerate upon a change of control.

Employment Agreement with Robert E. Grant

On October 26, 2004, we entered into an at-will Employment Agreement with Robert E. Grant, our newly appointed President and Chief Executive Officer, which superseded his Employment Agreement of August 2003. The agreement provides for an annual base salary of $275,000 and, beginning in calendar year 2005, an annual bonus of up to $175,000 (Mr. Grant’s bonus for calendar year 2004 was $78,000). Sixty percent of the annual bonus is based on the achievement of revenue targets and 40% is based on the achievement of net income targets. In connection with the annual bonus, Mr. Grant is eligible to receive up to $50,000 paid quarterly based upon the achievement of such revenue and net income targets. The remaining portion of the bonus (up to $125,000) will not be paid until we file our Annual Report on Form 10-K with the SEC for the previous reporting year. The agreement also provides for a stock option grant to purchase 400,000 shares of common stock at an exercise price of $5.98 per share, with pro rata vesting quarterly over three years at the rate of 33,333 shares per quarter, with the first quarter ending on December 31, 2004. Mr. Grant will also be eligible to receive stock options with respect to 100,000 shares annually beginning on the third anniversary of the effective date of the agreement. Mr. Grant is entitled to four weeks paid vacation, we pay the medical and dental plan premiums for him and his immediate family and we reimburse him for out-of-pocket costs, fees, charges or expenses in connection with the medical and dental plans, which reimbursement shall not exceed $3,000 without the prior written consent of the Board of Directors. We have agreed to assume or reimburse Mr. Grant the costs associated with the lease of his vehicle.

In the event we terminate Mr. Grant’s employment without cause or Mr. Grant terminates his employment for good reason, he will receive severance equal to six times the base monthly salary he was receiving immediately prior to the date of termination or resignation, we will pay his COBRA premiums for the six-month period following termination or resignation, he will be entitled to receive the pro-rated portion of any performance bonus to which he would otherwise be entitled and his stock options will continue to vest through the end of the quarter in which such termination or resignation becomes effective. Mr. Grant will have one year from the effective date of such termination or resignation to exercise the vested portion of his stock options.

In the event of Mr. Grant’s death while employed by us and during the term of the agreement, Mr. Grant’s estate will receive a lump sum payment of an amount equal to six months of his then effective base salary, subject to offset from insurance benefit payments, and all stock options that would be vested at the end of the quarter in which the death occurred will be vested and immediately exercisable. His estate will have one year from the effective date of such death to exercise the vested portion of Mr. Grant’s stock options.

If Mr. Grant’s employment is terminated by us due to mental or physical disability, Mr. Grant will continue to receive his base salary for six months and all stock options that would be vested at the end of the quarter in which the termination occurred will be vested and immediately exercisable. Mr. Grant will have one year from the effective date of the termination to exercise the vested portion of his stock options.

Upon a change of control of us, which includes a change in a majority of the Board composition within a period of 60 consecutive days or the acquisition of us by a third party of greater than 50% of our outstanding shares, all options held by Mr. Grant will fully vest and become immediately exercisable.

We have agreed to indemnify Mr. Grant, to the maximum extent permitted under Delaware law, against any expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, threatened or initiated against him by reason of the fact that he was serving as an officer, director, employee or agent of ours or was serving at our request as an officer, director, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

Unless earlier terminated, the terms of the Employment Agreement will end on October 23, 2007, provided that, unless and until a new written agreement is entered into, the employment relationship under the agreement will continue on a calendar quarter to calendar quarter basis with the same remuneration and compensation as shall apply during the final year of the agreement term.

Employment Agreement with John W. Hohener

On October 24, 2004, we entered into an at-will Employment Agreement, as amended, with John W. Hohener, our newly appointed Executive Vice President and Chief Financial Officer. Mr. Hohener’s employment commenced on November 13, 2004 and he was appointed Executive Vice President and Chief Financial Officer on November 15, 2004. The agreement provides for an annual base salary of $225,000 and, beginning in calendar year 2005, an annual performance bonus of up to $120,000. The agreement also provides for a stock option grant to purchase 250,000 shares of common stock at an exercise price of $8.25 per share, with one third of the options becoming vested on the first anniversary of the effective date and 1/8th vesting quarterly thereafter. The exercise price of such stock option is the fair market value of our common stock on the date of grant, November 13, 2004. Mr. Hohener is entitled to four weeks paid vacation, we pay the medical and dental plan premiums for him and his immediate family and we reimburse Mr. Hohener for out-of-pocket costs, fees, charges or expenses in connection with the medical and dental plans, which reimbursement shall not exceed $3,000 without the prior written consent of the Board of Directors.

In the event we terminate Mr. Hohener’s employment without cause or Mr. Hohener terminates his employment for good reason, he will receive severance equal to six times the base monthly salary he was receiving immediately prior to the date of termination or resignation, we will pay his COBRA premiums for the six month period following termination or resignation, he will be entitled to receive the pro-rated portion of any performance bonus to which he would otherwise be entitled and vesting of stock options granted to him will accelerate such that at least 100,000 option shares will be vested and immediately exercisable. Mr. Hohener will have six months from the effective date of such termination or resignation to exercise the vested portion of his stock options.

In the event of Mr. Hohener’s death while employed by us and during the term of the agreement, Mr. Hohener’s estate will receive a lump sum payment of an amount equal to six months of his then effective base salary, subject to offset from insurance benefit payments, and vesting of stock options granted to Mr. Hohener will accelerate such that at least 100,000 option shares will be vested and immediately exercisable. His estate will have six months from the effective date of such death to exercise the vested portion of Mr. Hohener’s stock options.

If Mr. Hohener’s employment is terminated by us due to mental or physical disability, Mr. Hohener will continue to receive his base salary for six months and vesting of stock options granted to him will accelerate such that at least 100,000 option shares will be vested and immediately exercisable. Mr. Hohener will have six months from the effective date of the termination to exercise the vested portion of his stock options.

Upon a change of control of us, which includes a change in a majority of the Board of Directors’ composition within a period of 60 consecutive days or the acquisition of us by a third party of greater than 50% of our outstanding shares, all options held by Mr. Hohener will fully vest and become immediately exercisable

We have agreed to reimburse Mr. Hohener on an after-tax basis for half of any excise tax penalties to which he may be subject by reason of receiving “excess parachute payments” upon a change of control of us.

We have agreed to indemnify Mr. Hohener, to the maximum extent permitted under Delaware law, against any expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, threatened or initiated against him by reason of the fact that he was serving as an officer, director, employee or agent of ours or was serving at our request as an officer, director, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. In addition, we have agreed to provide Mr. Hohener with directors’ and officers’ liability insurance coverage in an amount at least as favorable to him as what we currently maintain or such greater coverage as we may maintain in the future.

Unless otherwise terminated, the terms of the Employment Agreement will continue automatically on a yearly basis.

Employment Agreement with Jeffrey W. Jones

In December 2003, we entered into an employment agreement with Jeffrey W. Jones, then President and Chief Executive Officer. Effective October 24, 2004, Mr. Jones was named Vice Chairman of the Board and his title was changed to Chief Technology Officer. The agreement provides for an initial term of two years commencing on January 1, 2004 and ending on December 31, 2005, after which his employment will continue on a calendar quarter to calendar quarter basis on the terms existing at the time until terminated at the expiration of a calendar quarter on at least 90 days prior notice by either party, or until the employment agreement is amended, renewed or extended. We may immediately terminate the employment agreement at any time for cause as defined in the employment agreement. If we terminate Mr. Jones’ employment other than for cause, Mr. Jones will be entitled to receive severance pay in an amount equal to six to 12 months’ base salary. Under the terms of the employment agreement, Mr. Jones receives a base annual salary of $275,000. In addition, Mr. Jones is entitled to receive a bonus equal to 0.75% of all 2004 sales in excess of $40.0 million. Under his employment agreement, Mr. Jones received an option to purchase 200,000 shares of our common stock at an exercise price of $14.01, which was the fair market value of our common stock on December 12, 2003. The option vests and will be exercisable at a rate of approximately 8,333 shares per month and expires ten years from the date of grant, subject to early termination should Mr. Jones cease to provide service to us. Mr. Jones is entitled to receive a housing allowance of $3,500 per month for expenses incurred in maintaining a residence in California in connection with his employment with us. The housing allowance will be deducted from any bonus he is entitled to receive. Mr. Jones also is entitled to receive an allowance for an automobile and related expenses, four weeks paid vacation per year, reimbursement of reasonable business expenses and other executive benefits.

In Mr. Jones’ employment agreement, we agreed to indemnify Mr. Jones to the maximum extent permitted under Delaware law against any expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement (with our written consent which shall not be unreasonably withheld) actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, threatened or initiated against Mr. Jones by reason of the fact that he was serving as an officer, director, employee or agent or was serving at our request as an officer, director, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

Employment Agreement with Keith G. Bateman

In January 1999, we entered into an employment agreement with Keith G. Bateman, then Vice President of Global Sales. Mr. Bateman was subsequently named Executive Vice President in 2002 and Executive Vice President Marketing in January 2005. Mr. Bateman’s base salary was $175,000 for 2004. Under the terms of this agreement, if we are acquired or merged, the surviving entity either must offer Mr. Bateman a one-year employment agreement with at least equivalent compensation terms as he receives from us or must pay Mr. Bateman severance in an amount equal to his total compensation during the previous nine months, including base salary, commissions and bonus. Except for the above-described provision relating to an acquisition or merger, the agreement is terminable at any time by us or Mr. Bateman.

Compensation Committee Interlocks and Insider Participation

During 2004, the Compensation Committee consisted of Messrs. Pignatelli and d’Arbeloff and Dr. Anderton. No member of the Compensation Committee was an officer or employee of ours at any time during the 2004 fiscal year or at any other time. The Board of Directors as a whole, including our Chief Executive Officer, made all compensation decisions with respect to our executive officers during 2004. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Report on Executive Compensation

During 2004, the Compensation Committee’s primary responsibility was to review and develop our general compensation policies and make recommendations to the Board of Directors on compensation levels for our executive officers. After receiving and reviewing the Compensation Committee’s recommendations, the Board of Directors, which included a majority of the independent directors, determined the overall compensation packages, including option grants, provided to each of the executive officers and our President and Chief Executive Officer.

General Compensation Policy.    The Board and the Compensation Committee believe that the compensation programs for our executive officers should reflect our performance and the value created for our stockholders. In addition, our compensation programs are meant to support our short-term and long-term strategic goals and values and should reward individual contributions to our success. When establishing overall compensation, the Board and the Compensation Committee take into consideration the amounts paid to executive officers of companies with business structure, size, location and stage of development similar to us.

The goal of the Board and the Compensation Committee is to attract and retain executive officers who will strive for excellence and to motivate those individuals to achieve superior performance by providing them with rewards for assisting us in meeting targets regarding revenues, profitability and technology development. In order to achieve this goal, the policy of the Board and the Compensation Committee is to provide our Chief Executive Officer and other executive officers with competitive compensation opportunities based upon their contribution to our financial success and their personal performance. The objective of the Board and the Compensation Committee is to have a substantial portion of each executive officer’s compensation contingent upon our performance. Accordingly, the compensation package for the Chief Executive Officer and other executive officers is comprised of three elements: (1) a base salary, designed to be competitive with salary levels in the industry and to reflect individual performance; (2) a discretionary annual incentive bonus payable in cash and tied to our achievement of annual financial and other performance goals; and (3) where appropriate, long-term stock-based incentive awards designed to strengthen the mutuality of interests between the executive officer and our stockholders.

The Board and the Compensation Committee periodically reviews total compensation levels and the distribution of compensation among the three elements identified above for each of the executive officers in the context of our compensation policy and compensation packages awarded to executive officers in comparable positions at companies within related industries. The Board and the Compensation Committee believe that our most direct competitors for executive talent include significantly larger and better-capitalized companies in the medical device industry, comprising a broader range of companies than those with which we usually are compared for purposes of stock performance.

Base Salary.    During 2004, the Compensation Committee reviewed the base salary of each executive officer. In assessing appropriately competitive salary levels, the Compensation Committee considered each officer’s position, experience and tenure with us, the duties and changes in duties of each officer, the past accomplishments and expected future contributions of each officer, and information on competitive compensation levels for similar executive positions.

Annual Incentive Bonuses.    An executive officer may be awarded incentive bonuses based on our results of operations and financial performance, the performance of the executive officer in that officer’s area of responsibility and the officer’s contribution to our operating performance.

Long Term Stock-Based Incentives.    Stock-based incentives are designed to align the interests of our executive officer with those of our stockholders and provide each individual with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Options allow the officers to acquire shares of common stock at a fixed price per share (generally the market price on the grant date) over a specified period of time (up to ten years). Options generally become exercisable in a series of installments over a two to three-year period, contingent upon the officer’s continued employment with us. Accordingly, options provide a return to the executive officer only if he or she remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term.

The size of the option grant to each executive officer, including any grant considered for the Chief Executive Officer, is set at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with us, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Board and the Compensation Committee may also take into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual

CEO Compensation.    Mr. Jones served as our Chief Executive Officer until October 2004 when Mr. Grant was appointed to that position. In setting the total compensation payable to the person serving as our Chief Executive Officer, we sought to provide a stable level of cash compensation within a range of compensation found among competitive companies, while recognizing the individual’s contributions to our overall performance. Messrs. Jones and Grant are each compensated in accordance with the terms of employment agreements which are summarized under “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Compliance with Internal Revenue Code Section 162(m).    Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers for the 2003 fiscal year did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers for the 2005 fiscal year to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

The 2002 Stock Incentive Plan imposes the requisite limitation on the maximum number of shares for which options may be granted per individual. Therefore, assuming a committee comprised solely of outside directors as required by Section 162(m) makes all option grants to our executive officers, any compensation deemed paid in connection with the exercise of future option grants made to executive officers under the 2002 Stock Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation that will not be subject to the $1.0 million limitation.

It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance and the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

Submitted by the Compensation Committee

Federico Pignatelli
Robert M. Anderton
George V. d’Arbeloff
And approved by the Board of Directors

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the S&P SmallCap 600 Index and the S&P SmallCap 600 Healthcare Index for the period from December 31, 1999 to December 31, 2004. We are using the S&P SmallCap 600 Healthcare Index instead of the Nasdaq Medical Devices Index which was used last year because the latter index is no longer available.

(1)	The graph assumes that $100 was invested on December 31, 1999, in our common stock and in each index, and that all dividends, if any, were reinvested. We have paid cash dividend of $0.01 per share in each of July, September and November of 2004.
(2)	The graph is required to be presented by the SEC. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, or the Securities Exchange Act of 1934, that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph nor the Report on Executive Compensation is to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by us under those statutes.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of shares of our common stock as of May 31, 2005 by (i) any stockholder we know of to beneficially own more than five percent (5%) of our outstanding common stock, (ii) each director and nominee for director, (iii) each named executive officer and (iv) our directors and executive officers as a group. Options shown in the table were granted pursuant to our 2002 Stock Option Plan, 1993 Stock Option Plan or 1990 Stock Option Plan and represent the shares issuable upon exercise of outstanding options, now exercisable or exercisable within sixty (60) days of May 31, 2005. Except as otherwise indicated, the address for each beneficial owner listed below is care of BIOLASE Technology, Inc., 981 Calle Amanecer, San Clemente, California 92673. Except as indicated in the footnotes to this table, the persons or entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

Beneficial Owner	Shares Beneficially Owned	Number of Shares Underlying Options	Percentage of Shares Beneficially Owned
FMR Corp. (1) 82 Devonshire Street Boston, MA 02109	1,593,700	0	6.94%
Federico Pignatelli	554,750	320,000	3.75%
Robert M. Anderton	0	30,000	*
George V. d’Arbeloff	38,182	218,335	*
Jeffrey W. Jones	10,700	973,664	4.11%
Robert E. Grant	1,000	162,497	*
Keith G. Bateman	4,050	287,499	1.25%
Edson J. Rood	0	200,000	*
Ioana Rizoiu	50	160,000	*
All current directors and executive officers as a group (8 persons)	608,732	2,351,995	11.69%

*	Represents less than 1%.
(1)	Pursuant to Schedule 13G dated February 14, 2005 filed by FMR Corp., a parent holding company (“FMR”), which reported sole voting power over 335,900 shares and sole dispositive power over 1,593,700 shares. Fidelity Management & Research Company, an investment advisor and wholly owned subsidiary of FMR, beneficially owns 1,268,200 of such shares. Fidelity Management Trust Company, a bank and wholly owned subsidiary of FMR, beneficially owns 325,500 of such shares.

Equity Incentive Plans

We maintain various equity incentive plans designed to attract and retain the services of individuals essential to our long term growth and success. These plans consist of the 1990 Stock Option Plan, 1993 Stock Option Plan and 2002 Stock Incentive Plan, as amended (the “2002 Plan”). The 1990 Stock Option Plan and 1993 Stock Option Plan have terminated pursuant to their terms. No new option grants may be issued under the 1990 Stock Option Plan or 1993 Stock Option Plan.

The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	4,016,312	$6.83	104,856
Equity Compensation Plans Not Approved by Stockholders (2)	53,000	$1.57	0
Total	4,069,312	$6.76	104,856

(1)	Consists solely of the 2002 Stock Incentive Plan and 1993 Stock Option Plan.
(2)	Consists solely of the 1990 Stock Option Plan. Options granted in 1995 totaling 50,000 shares are held by one of our named executive officers under the 1990 Stock Option Plan.

Our 1990 Stock Option Plan (the “1990 Plan”) was implemented by the Board on December 15, 1990. The 1990 Plan is a non-stockholder-approved plan under which options were authorized to be granted to directors, officers or employees of ours. The Board authorized 150,000 shares of common stock for issuance under the 1990 Plan. Options under this plan were granted with an exercise price per share equal to the fair market value per share of common stock on the grant date and vested in installments during the optionee’s period of service with us. The plan administrator (either the Board or a Board committee) may cause options to vest on an accelerated basis in the event we are acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed 10 years) set by the plan administrator at the time of grant, subject to earlier termination following the optionee’s termination.

Our 2002 Plan was approved by our stockholders on May 23, 2002. The 2002 Plan originally reserved 3,000,000 shares of common stock for issuance as stock awards or upon exercise of options granted pursuant to the 2002 Plan. The addition of 1,000,000 shares issuable under the 2002 Plan was approved by stockholders on May 26, 2004. Options granted under the 2002 Plan will have an exercise price per share determined by the Board, which generally is not less than one hundred percent of the fair market value of our stock on the grant date.

Through our equity incentive plans, our officers and other employees, non-employee directors and independent contractors have the opportunity to acquire an equity interest in our company. Our Board and the Compensation Committee of the Board have the authority to administer discretionary option grants and stock issuance programs for executive officers, employees and consultants and non-employee directors. In addition, the Board or Compensation Committee may appoint a secondary committee comprised of one or more directors to have authority to make equity grants to persons other than executive officers and non-employee directors. The Board or such committees have discretion to determine which individuals are eligible to receive equity grants, when grants are made, the number of shares subject to each grant, the status of any option as either an incentive stock option or a non-statutory option under the Federal tax laws, the vesting schedule (if any) for the grant and the maximum term for which any option is to remain outstanding. In addition, the 2002 Plan provides for an automatic stock option grant program for our non-employee directors, and neither the Board nor the Compensation Committee can exercise discretion over this program.

No option granted under our equity compensation plans has a term in excess of ten years, and the shares subject to options generally vest in one or more installments over a specified period of service. However, one or more options may be structured so that they will be immediately exercisable for any or all of the option shares, and the shares purchased may be subject to repurchase by us in certain circumstances. Options may also be subject to acceleration of vesting in the event of an acquisition of us, where the Board deems it appropriate to provide such a provision. Shares may be issued under the stock issuance program generally at a price per share not less than their fair market value, or may be issued as a bonus for past services. The shares issued may be fully vested or may vest upon the completion of a designated service period or the attainment of pre-established performance goals. Shares issued may also be subject to acceleration of vesting in the event of an acquisition of us, where the Board deems it appropriate to provide such a provision.

Item 13. Certain	Relationships and Related Transactions

Transactions with Management and Others

See above discussion under “Employment Contracts, Termination of Employment and Change in Control Arrangements” for a discussion of the employment agreements we have with Messrs. Grant, Hohener, Jones and Bateman. In addition to indemnification provisions contained in certain of our employment agreements, our officers and directors are indemnified under Delaware General Corporation Law and our bylaws to the fullest extent permitted under Delaware law.

Since January 1, 2004, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14.    Principal Accountant Fees and Services

The following table presents fees billed to us for professional services rendered by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2004 and 2003.

	Fiscal Year Ended December 31,
	2004	2003
Audit Fees (1)	$2,697,667	$817,297
Audit-Related Fees (2)	0	41,714
Tax Fees (3)	2,000	27,068
All Other Fees (4)	0	0

Total	$2,699,667	$886,079

(1)	Audit fees billed to us related to 2004 and 2003 for the audit of the annual consolidated financial statements and a review of the quarterly financial statements totaled $1,421,666 and $219,054, respectively. The audit fees for 2004 include fees in connection with the restatement of the years ended December 31, 2003 and 2002, the four quarters of 2003 and the first three quarters of 2004. Audit fees billed to us in connection with the audit of management’s assessment of the effectiveness of our internal control over financial reporting as required by section 404 of the Sarbanes-Oxley Act related to 2004 totaled $1,276,001. Audit fees billed to us in connection with our restatement of our financial statements and the audit thereof in 2003 totaled $304,242. Audit fees billed to us in connection with our public offering, including the issuance of consents and a comfort letter, in 2003 totaled $294,001.
(2)	Audit-related fees for 2003 consisted of fees for accounting consultations.
(3)	Tax fees for 2004 and 2003 were for professional services for federal, state and international tax compliance, tax advice and tax planning.
(4)	All other fees were for services other than those reported above, for which there were none in 2004 and 2003.

Determination of Independence

Our Audit Committee has determined that the fees received by PricewaterhouseCoopers LLP for the non-audit related services listed above are compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-Approval Policy and Procedures

According to policies adopted by the Audit Committee and ratified by our Board of Directors, to ensure compliance with the SEC’s rules regarding auditor independence, all audit and non-audit services to be provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval will be detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

All fees paid to PricewaterhouseCoopers LLP were for services pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1) Financial Statements:

(2) Financial Statement Schedule:

Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 (restated) and 2002 (restated)	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit Number		Description
3.1		Restated Certificate of Incorporation, as amended. (Filed with the Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

3.2		Amended and Restated Bylaws. (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed September 15, 1995 and incorporated herein by reference.)

4.1		Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of BIOLASE Technology, Inc. (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed November 19, 1996 and incorporated herein by reference.)

4.2		Rights Agreement dated as of December 31, 1999, between the Registrant and U.S. Stock Transfer Corporation. (Filed with the Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)

4.3		Specimen of common stock certificate. (Filed with the Registrant’s Registration Statement on Form S-3 filed July 10, 1997 and incorporated herein by reference.)

10.1	†	Asset Purchase Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH. (Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed September 13, 2002 and incorporated herein by reference.)

Exhibit Number		Description
10.2		Agreement for the Purchase of a Built-Up Property, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s subsidiary, BIOLASE Europe GmbH. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002 and incorporated herein by reference.)

10.3	†	Agreement, dated January 29, 2002 between Asclepion-Meditec AG and the Registrant’s Subsidiary, BIOLASE Europe GmbH. (Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed July 24, 2002 and incorporated herein by reference.)

10.4	†	Letter modification to the January 29, 2002 Asset Purchase Agreement between Asclepion-Meditec AG and Registrant’s subsidiary BIOLASE Europe GmbH. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2002 and incorporated herein by reference.)

10.5	†	Distribution Agreement, executed June 13, 2002 between the Registrant and IBC GmbH. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2002 and incorporated herein by reference.)

10.6		Form of Purchase Order Terms and Conditions relating to domestic sales (effective for sales on or before August 4, 2003). (Filed with Amendment No. 2 to the Registrant’s Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.7		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to the Registrant’s Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.8		Right of First Refusal Agreement dated November 15, 2001, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to the Registrant’s Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.9		BIOLASE and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to the Registrant’s Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.10		Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. (Filed with Amendment No. 2 to the Registrant’s Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.11		Credit Agreement dated May 14, 2003, between Bank of the West and the Registrant. (Filed with Amendment No. 2 to the Registrant’s Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.12		Amendment to Credit Agreement dated June 1, 2004 between the Registrant and the Bank of the West.

10.13	†	Asset Purchase Agreement dated 5-12-03 between American Medical Technologies, Inc., BL Acquisition Corp. and the Registrant. (Filed with the Registrant’s Form 8-K filed June 4, 2003 and incorporated herein by reference.)

10.14		Amendment No. 1 to Asset Purchase Agreement, dated May 16, 2003, among American Medical Technologies, Inc., BL Acquisition Corp. and the Registrant.

10.15		Amendment No. 2 to Asset Purchase Agreement, dated May 20, 2003, among American Medical Technologies, Inc., BL Acquisition Corp. and the Registrant.

10.16	*	Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002 and incorporated herein by reference.)

10.17	*	Employment Agreement dated December 12, 2003, between the Registrant and Jeffrey W. Jones. (Filed with the Registrant’s Annual Report on Form 10-K filed March 3, 2004 and incorporated herein by reference.)

Exhibit Number		Description
10.18	†*	Employment Offer Letter dated January 8, 1999 from the Registrant to Keith G. Bateman. (Filed with the Registrant’s Quarterly Report on Form 10-Q/A filed July 24, 2002 and incorporated herein by reference.)

10.19	*	Employment Agreement dated October 24, 2004 between the Registrant and John W. Hohener, as amended by Amendment No. 1 to Employment Agreement dated November 26, 2004.

10.20	*	Employment Agreement dated October 26, 2004 between the Registrant and Robert E. Grant.

10.21	*	1990 Stock Option Plan. (Filed with the Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)

10.22	*	Form of Stock Option Agreement under the 1990 Stock Option Plan.

10.23	*	1993 Stock Option Plan. (Filed with the Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

10.24	*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with the Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

10.25	*	Amended and Restated 2002 Stock Option Plan.

10.26	*	Form of Stock Option Agreement under the 2002 Stock Option Plan.

10.27		Standard Industrial/Commercial Single-Tenant Lease-Net dated March 14, 2001 between Pacific Consolidated Holdings, LLC and the Registrant.

10.28		Basic Sublease Terms dated February 19, 2004 between Legacy Electronics, Inc. and the Registrant.

14.1		BIOLASE Technology, Inc. Code of Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed April 29, 2004 and incorporated herein by reference.)

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included in Signature page).

31.1		Certification of Robert E. Grant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of John W. Hohener pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Robert E. Grant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of John W. Hohener pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 19, 2005	BIOLASE TECHNOLOGY, INC., a Delaware Corporation (registrant)

	By:	/s/ ROBERT E. GRANT
Robert E. Grant President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of BIOLASE Technology, Inc., do hereby constitute and appoint Robert E. Grant and John W. Hohener, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT E. GRANT Robert E. Grant	President, Chief Executive Officer and Director (Principal Executive Officer)	July 19, 2005

/S/ FEDERICO PIGNATELLI Federico Pignatelli	Director and Chairman of the Board	July 19, 2005

/S/ JEFFREY W. JONES Jeffrey W. Jones	Director, Vice Chairman of the Board and Chief Technology Officer	July 19, 2005

/S/ DR. ROBERT ANDERTON Dr. Robert Anderton	Director	July 19, 2005

/S/ GEORGE V. D’ARBELOFF George V. d’Arbeloff	Director	July 19, 2005

/S/ JOHN W. HOHENER John W. Hohener	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 19, 2005

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BIOLASE Technology, Inc.:

We have completed an integrated audit of BIOLASE Technology, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of BIOLASE Technology, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A—Controls and Procedures, that BIOLASE Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, which contributed to the following individual material weaknesses: (a) the Company did not maintain effective controls over the accounting for taxes other than income taxes, (b) the Company did not maintain effective controls over the identification of events that would trigger the need for an impairment analysis for indefinite-lived and long-lived assets, (c) the Company did not maintain effective controls over revenue recognition, (d) the Company did not maintain effective controls over the valuation of its inventory, (e) the Company did not maintain effective controls over accounts payable, certain accrued liabilities and the related expense accounts, and (f) the Company did not maintain effective controls over the accounting for foreign currency translation adjustments, (2) the Company did not maintain effective controls over cash accounts and cash disbursements in Germany, (3) the Company did not maintain effective controls over the processing of transactions of its subsidiary in Germany performed by a third party, (4) the Company did not maintain effective controls over the restriction of access to financial application programs and data, and (5) the Company did not maintain an effective control environment based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s

management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.	As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company had deficiencies in accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles to meet the objectives that should be expected of these roles. This material weakness contributed to the following individual material weaknesses as of December 31, 2004.

a)	The Company did not maintain effective controls over the accounting for taxes other than income taxes. Specifically, the Company’s controls failed to: (i) identify the existence of a liability for penalties and interest on amounts collected from customers that were not timely remitted to the states or have not been remitted to the states, and (ii) account for the gain on the abatement of certain penalties and interest. In addition, the Company’s controls failed to prevent or detect erroneous value added tax refunds that were incorrectly recorded as a receivable. This control deficiency resulted in an understatement of the sales tax and value added tax liabilities and general and administrative expense, which also resulted in the restatement of the Company’s annual 2002 and 2003, and first, second and third quarter 2004 consolidated financial statements.

b)	The Company did not maintain effective controls over the identification of events that would trigger the need for an impairment analysis for indefinite-lived and long-lived assets. Specifically,

the Company’s controls were ineffective in their design and operation to timely identify and evaluate the impact of a change in circumstances that resulted in the impairment of an acquired trade name. This control deficiency resulted in an adjustment to intangible assets and operating expenses in the Company’s fourth quarter 2004 consolidated financial statements.

c)	The Company did not maintain effective controls over certain aspects of revenue recognition. Specifically, the Company did not have effective controls over: (i) revenue recognized on multiple element arrangements that included spares and consumables not shipped as of the balance sheet date, and (ii) the deferral of revenue on units that were not fully functional at the time revenue was recognized. This control deficiency resulted in premature revenue recognition and an adjustment to deferred revenue and revenue in 2003 and in each of four quarters of the 2004 consolidated financial statements.

d)	The Company did not maintain effective controls over the valuation of its inventory. Specifically, the Company did not have effective controls to: (i) identify slow-moving and obsolete inventory, and (ii) ensure its inventory was properly recorded at historical cost. This control deficiency resulted in adjustments to inventory and costs of goods sold in the Company’s first and fourth quarter 2004 consolidated financial statements.

e)	The Company did not maintain effective controls over accounts payable, certain accrued liabilities and the related expense accounts. Specifically, the Company did not have effective controls over the completeness, valuation and existence of accounts payable, accrued commissions and bonuses payable, and the related expense accounts. This control deficiency resulted in adjustments to the Company’s consolidated financial statements for each of the four quarters in 2004.

f)	The Company did not maintain effective controls over the accounting for foreign currency translation. Specifically, the Company did not have effective controls over the use of appropriate exchange rates for consolidating the financial statements of its Germany operations. This control deficiency resulted in adjustments to the Company’s second, third and fourth quarter 2004 consolidated financial statements.

2.	As of December 31, 2004, the Company did not maintain effective controls over its cash accounts and cash disbursements in Germany. Specifically, the Company did not: (i) maintain a proper segregation of duties over the approval and payment of vendor invoices at its operations in Germany (i.e., the same individual who had access to bank accounts also authorized purchases and approved cash disbursements, and certain vendor payments, although valid, were executed by unauthorized individuals), and (ii) have effective controls over the review of bank reconciliations and the completeness, accuracy and validity of cash transactions recorded in the general ledger. This control deficiency did not result in an adjustment to the Company’s consolidated financial statements. However, it could result in a misstatement to cash and other financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

3.	As of December 31, 2004, the Company did not maintain effective controls over the processing of transactions of its subsidiary in Germany performed by a third party. Specifically, the Company did not have effective controls over the completeness, valuation and existence of certain financial statement accounts in Germany, such as accounts payable, accrued expenses, and the related sales and marketing, and general and administrative expenses, that are maintained by a third party. This control deficiency did not result in an adjustment to the Company’s consolidated financial statements. However, this control deficiency could result in a misstatement to the aforementioned financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

4.	As of December 31, 2004, the Company did not maintain effective controls over the restriction of access to financial application programs and data. The Company did not have effective controls over access to application programs and the underlying financial data. Specifically, there were instances in which certain financial accounting personnel had inappropriate access to financial application programs and data and the activities of these individuals were not subject to independent monitoring. This control deficiency did not result in an adjustment to the Company’s consolidated financial statements. However, this control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

5.	As of December 31, 2004, the Company did not maintain an effective control environment based on criteria established in “Internal Control—Integrated Framework” issued by the COSO. The financial reporting organizational structure was not adequate to support the activities of the Company. Deficiencies, such as an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S generally accepted accounting principles have resulted in adjustments to the consolidated financial statements as discussed in Item 1 above. Item 1, together with the material weaknesses described in Items 2, 3, and 4 above indicate that the Company did not maintain an effective control environment as of December 31, 2004. These control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that BIOLASE Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, BIOLASE Technology, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California

July 15, 2005

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	Restated 2003
ASSETS
Current assets
Cash and cash equivalents	$6,140,000	$11,111,000
Short-term investments	25,326,000	—
Accounts receivable, less allowance of $384,000 and $64,000 in 2004 and 2003, respectively	9,635,000	5,771,000
Inventory	8,180,000	3,808,000
Deferred tax asset	—	1,508,000
Prepaid expenses and other current assets	1,814,000	1,260,000

Total Current Assets	51,095,000	23,458,000
Property, plant and equipment, net	3,025,000	1,973,000
Intangible assets, net	1,662,000	2,587,000
Goodwill	2,926,000	2,926,000
Deferred tax asset	—	12,651,000
Other assets	38,000	1,041,000

Total Assets	$58,746,000	$44,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,147,000	$3,796,000
Accrued liabilities	8,467,000	5,551,000
Accrued legal settlement (Note 10)	3,000,000	—
Line of credit	—	1,792,000
Deferred revenue	2,468,000	1,229,000
Deferred gain on sale of building, current portion	63,000	63,000
Debt	—	888,000

Total current liabilities	21,145,000	13,319,000
Deferred gain on sale of building	16,000	79,000
Deferred tax liability	161,000	—
Accrued legal settlement, net of current portion (Note 10)	3,446,000	—

Total liabilities	24,768,000	13,398,000

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, 24,482,000 and 21,559,000 shares issued in 2004 and 2003, respectively; 22,518,500 shares and 21,559,000 shares outstanding in 2004 and 2003, respectively	25,000	22,000
Additional paid-in capital	101,562,000	59,134,000
Accumulated other comprehensive loss	(225,000)	(147,000)
Accumulated deficit	(50,985,000)	(27,771,000)

	50,377,000	31,238,000
Treasury Stock (cost of 1,963,500 shares repurchased)	(16,399,000)	—

Total Stockholders’ Equity	33,978,000	31,238,000

Total Liabilities and Stockholders’ Equity	$58,746,000	$44,636,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	Restated
		2003	2002
Net revenue	$60,651,000	$48,783,000	$27,257,000
Cost of revenue	24,642,000	17,533,000	10,403,000

Gross profit	36,009,000	31,250,000	16,854,000

Other income, net	32,000	76,000	63,000

Operating expenses:
Sales and marketing	23,126,000	16,800,000	10,702,000
General and administrative	11,506,000	5,096,000	3,566,000
Engineering and development	3,576,000	2,505,000	1,684,000
Patent infringement legal settlement (Note 10)	6,446,000	—	—
Impairment of intangible asset	747,000	—	—

Total operating expenses	45,401,000	24,401,000	15,952,000

(Loss) income from operations	(9,360,000)	6,925,000	965,000
Gain on foreign currency transactions	86,000	232,000	51,000
Gain on forward exchange contract	—	22,000	152,000
Gain on sale of marketable securities	91,000	—	—
Interest income	470,000	27,000	18,000
Interest expense	(88,000)	(55,000)	(135,000)

Non-operating income, net	559,000	226,000	86,000

(Loss) income before income tax (provision) benefit	(8,801,000)	7,151,000	1,051,000
Income tax (provision) benefit	(14,413,000)	11,898,000	—

Net (loss) income	$(23,214,000)	$19,049,000	$1,051,000

Net (loss) income per share:
Basic	$(1.00)	$0.91	$0.05

Diluted	$(1.00)	$0.84	$0.05

Shares used in the calculation of net (loss) income per share:
Basic	23,181,000	20,993,000	19,929,000

Diluted	23,181,000	22,689,000	21,349,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balances, December 31, 2001 (Restated)	19,734,000	$48,482,000	—	$—	$—	$(47,871,000)	$611,000
Exercise of stock options	182,000	472,000	—	—	—	—	472,000
Exercise of warrants	215,000	563,000	—	—	—	—	563,000
Compensation expense (Restated)		46,000					46,000
Net income (Restated)	—	—	—	—	—	1,051,000	1,051,000	$1,051,000
Foreign currency translation adjustment	—	—	—	—	(57,000)	—	(57,000)	(57,000)

Balances, December 31, 2002 (Restated)	20,131,000	49,563,000	—	—	(57,000)	(46,820,000)	2,686,000	$994,000

Exercise of stock options	447,000	1,922,000	—	—	—	—	1,922,000
Exercise of warrants	673,000	1,656,000	—	—	—	—	1,656,000
Acquisition of ADL	308,000	3,806,000	—	—	—	—	3,806,000
Income tax benefit for the exercise of stock options (Restated)	—	2,209,000	—	—	—	—	2,209,000
Net income (Restated)	—	—	—	—	—	19,049,000	19,049,000	$19,049,000
Foreign currency translation adjustment	—	—	—	—	(90,000)	—	(90,000)	(90,000)

Balances, December 31, 2003 (Restated)	21,559,000	59,156,000	—	—	(147,000)	(27,771,000)	31,238,000	$18,959,000

Exercise of stock options	423,000	1,250,000	—	—	—	—	1,250,000
Issuance of common stock	2,500,000	43,375,000	—	—	—	—	43,375,000
Issuance costs		(1,505,000)	—	—	—	—	(1,505,000)
Dividend declared	—	(689,000)	—	—	—	—	(689,000)
Treasury stock			(1,963,500)	(16,399,000)	—	—	(16,399,000)
Net loss	—	—	—		—	(23,214,000)	(23,214,000)	$(23,214,000)
Unrealized loss on marketable securities	—	—	—		(13,000)	—	(13,000)	(13,000)
Foreign currency translation adjustment	—	—	—	—	(65,000)	—	(65,000)	(65,000)

Balances, December 31, 2004	24,482,000	$101,587,000	(1,963,500)	$(16,399,000)	$(225,000)	$(50,985,000)	$33,978,000	$(23,292,000)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
		Restated
	2004	2003	2002
Cash Flows From Operating Activities:
Net (loss) income	$(23,214,000)	$19,049,000	$1,051,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	696,000	401,000	246,000
Gain on disposal of assets, net	(32,000)	(73,000)	(63,000)
Unrealized gain on forward exchange contract	—	(22,000)	(152,000)
Impairment of intangible asset	747,000	—	—
Provision for bad debts	354,000	248,000	283,000
Provision for inventory excess and obsolescence	441,000	140,000	7,000
Stock-based compensation	—	—	46,000
Deferred tax asset provision (benefit)	14,320,000	(11,950,000)	—
Changes in assets and liabilities, net of the effect of acquisition:
Accounts receivable	(4,218,000)	(1,036,000)	(3,084,000)
Inventory	(4,813,000)	(831,000)	(993,000)
Deferred charges on product shipped	—	1,360,000	(810,000)
Prepaid expenses and other assets	327,000	(1,102,000)	(523,000)
Accounts payable and accrued liabilities	6,136,000	2,775,000	2,356,000
Accrued legal settlement	6,446,000	—	—
Deferred revenue	1,239,000	(2,445,000)	2,048,000

Net cash (used in) provided by operating activities	(1,571,000)	6,514,000	412,000

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(76,970,000)	—	—
Proceeds from sale of available-for-sale securities	51,773,000	—	—
Additions to property, plant and equipment	(1,431,000)	(455,000)	(478,000)
Additions to other intangible assets	(70,000)	—	—
Business acquisition	—	(1,825,000)	—

Net cash used in investing activities	(26,698,000)	(2,280,000)	(478,000)

Cash Flows From Financing Activities:
Borrowings under a line of credit	13,800,000	1,792,000	—
Payments under a line of credit	(15,592,000)	(1,792,000)	—
Borrowings on insurance notes	—	1,027,000	275,000
Payments on insurance notes	(888,000)	(457,000)	(117,000)
Payments on debt	—	(1,148,000)	—
Proceeds from issuance of common stock, net	41,870,000	—	—
Proceeds from exercise of stock options and warrants	1,250,000	3,577,000	1,035,000
Payment of cash dividend	(689,000)	—	—
Repurchase of common stock	(16,399,000)	—	—

Net cash provided by financing activities	23,352,000	2,999,000	1,193,000

Effect of exchange rate changes on cash	(54,000)	3,000	78,000
(Decrease) increase in cash and cash equivalents	(4,971,000)	7,236,000	1,205,000
Cash and cash equivalents, beginning of period	11,111,000	3,875,000	2,670,000

Cash and cash equivalents, end of period	$6,140,000	$11,111,000	$3,875,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$49,000	$51,000	$51,000
Income taxes	$111,000	$18,000	$2,000
Non-cash financing activities:
Debt incurred in connection with acquisition of production facility	$—	$—	$1,000,000
Business acquisition:
Net assets acquired	$—	$5,846,000	$—
Acquisition fees	—	(215,000)	—
Common stock issued	—	(3,806,000)	—

Cash paid	$—	$1,825,000	$—

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

Basis of Presentation

The consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its wholly owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, BIOLASE Europe GmbH (“BIOLASE Europe”), a foreign subsidiary incorporated in Germany in December of 2001, and BL Acquisition Corp., a Delaware corporation in whose name we acquired certain assets. We have eliminated all material intercompany transactions and balances in the accompanying financial statements.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires us to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes. Significant estimates in these financial statements include allowances on accounts receivable, inventory, deferred taxes, as well as estimates for accrued warranty expenses, the realizability of goodwill and indefinite-lived intangible assets, pro-forma effects of stock-based compensation and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less as cash equivalents. We invest excess cash primarily in a money market funds. Cash equivalents are carried at cost, which approximates market.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service and finance personnel. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

We value inventory at the lower of cost (determined using the first-in, first-out method) or market. We periodically review our inventory for excess quantities and obsolescence. We evaluate quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The allowance is adjusted based on such evaluation, with a corresponding provision included in cost of revenue.

Property, Plant and Equipment

We state property, plant and equipment at acquisition cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations.

The cost of property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets, except for leasehold improvements, which are depreciated over the lesser of the estimated useful lives of the respective assets or the related lease terms.

Building	30 years
Leasehold improvements	3 to 5 years
Equipment and computers	5 years
Furniture and fixtures	5 years

We monitor events and changes in circumstances, which could indicate that the carrying balances of property, plant and equipment may exceed the undiscounted expected future cash flows from those assets including their eventual disposition. If such a condition were to exist, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Depreciation expense for 2004, 2003 and 2002 was approximately $448,000, $247,000 and $222,000, respectively.

Patents, Trademarks and Trade Names

Costs incurred to acquire and defend patents, and costs incurred to acquire trademarks and trade names are capitalized. Costs related to the internal development of technologies that we ultimately patent are expensed as incurred. All amounts assigned to these patents, trademarks and trade names, except those determined to have an indefinite life, are amortized on a straight-line basis over their estimated useful lives.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable and other accrued expenses that approximate fair value because of the short maturity of these items. The fair value of any foreign currency forward contracts is estimated by obtaining quotes from banks. As of December 31, 2004 and 2003, we did not hold any foreign currency forward contracts.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included as a component of stockholders’ equity but is excluded from net (loss) income. Accumulated other comprehensive loss consists of the effects of foreign

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency translation adjustments and unrealized gains or losses on marketable securities classified as available for sale.

Foreign Currency Translation

The functional currency for our German subsidiary is the Euro. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations.

Derivative Financial Instruments

Our derivative financial instruments, which consisted of forward contracts in Euros, were recorded at their fair value. Our foreign exchange forward contracts were not designated as hedges. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.

During the year ended December 2002, we recognized a gain of $152,000 for the change in fair value of the foreign exchange forward contracts with notional amounts of $697,000 and a fair value of $849,000. In February 2003, the contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000. At December 31, 2004 and 2003, there were no outstanding foreign exchange forward contracts.

Revenue Recognition

We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

Through August 2003, the terms of our purchase orders for products sold domestically required payment in full before title was transferred. Accordingly, with all other criteria being met, we recognized revenue when payment was received. For products sold internationally through our direct sales force we recognized revenue when all other criteria were met and we completed installation, which was when the customer became obligated to pay. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for domestic sales and international direct sales upon shipment. As a result, during 2003 we recorded $19.9 million in revenue before the modification to our sales arrangements and $21.8 million (restated) in revenue after the modification to our sales arrangements. We recognize revenue for products sold through our distributors internationally when the product is delivered. Revenue unaffected by the changes in our customer agreements with distributors was $7.2 million for the year ended December 31, 2003.

We adopted EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase system include separate deliverables consisting of the product,

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered elements. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of December 31, 2004 and 2003 is $1,871,000 and $887,000 (restated), respectively of deferred revenue attributable to undelivered elements, which primarily consists of training, installation and consumables.

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of revenue. As of December 31, 2004 and 2003, $267,000 and $327,000, respectively, were recorded as a reduction of accounts receivable.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of December 31, 2004 and 2003 is $597,000 and $342,000 for our extended warranty contracts, respectively.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $540,000, $221,000, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively.

Provision for Warranty Expense

Products sold directly to end users are under warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months. We estimate warranty costs at the time of product shipment based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue.

Changes in the product warranty accrual, and the expenses incurred under our initial and extended warranties, for the years ended December 31 were as follows:

Warranty accrual, December 31, 2001	$561,000
Provision for estimated warranty	(1,149,000)
Warranty expenditures	1,213,000

Warranty accrual, December 31, 2002	625,000
Warranty expenditures	(1,078,000)
Provision for estimated warranty	1,180,000

Warranty accrual, December 31, 2003	727,000
Warranty expenditures	(2,264,000)
Provision for estimated warranty	2,448,000

Warranty accrual, December 31, 2004	$911,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to our customers for shipping and handling are included as a component of revenue.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2004, 2003 and 2002, were approximately $1,578,000, $1,082,000 and $939,000, respectively.

General and Administrative

General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees, provisions for doubtful accounts, penalties and interest related to sales tax on amounts collected from customers but not timely remitted to the states, and subsequent gain for the amount of the liability relieved by the state. During the years ended December 31, 2004, 2003 and 2002, we recorded penalties and interest of $131,000, $263,000 and $191,000, respectively. During the years ended December 31, 2004 and 2003, we recognized gains of $372,000 and $17,000, respectively, related to the abatement of penalties and interest in certain states. No penalties or interest were abated during the year ended December 31, 2002.

Engineering and Development

Engineering and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Engineering and development costs are expensed as incurred.

Income Taxes

Differences between accounting for financial statement purposes and accounting for tax return purposes are stated as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. We establish a valuation allowance when it is more likely than not that the deferred tax assets are not realizable.

Stock-Based Compensation

We measure compensation expense for stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. As the exercise price of all options granted under these plans was equal to the fair market value of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of operations.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans:

	Years Ended December 31,
	2004	2003 Restated	2002 Restated
Reported net (loss) income	$(23,214,000)	$19,049,000	$1,051,000
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,334,000)	27,000	(1,247,000)

Pro forma net (loss) income	$(28,548,000)	$19,076,000	$(196,000)

The pro forma net (loss) income has been revised to reflect the restatement of our consolidated financial statements described in Note 3 and to reflect revisions in the calculation to stock-based employee compensation expense.

Basic net (loss) income per share:
Reported	$(1.00)	$0.91	$0.05
Pro forma	$(1.23)	$0.91	$(0.01)
Diluted net (loss) income per share:
Reported	$(1.00)	$0.84	$0.05
Pro forma	$(1.23)	$0.85	$(0.01)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected term (years)	3.62	3.50	3.50
Volatility	65%	80%	84%
Annual dividend per share	$0.06	$0.00	$0.00
Risk-free interest rate	3.22%	2.23%	3.11%
Weighted-average fair value	$4.53	$6.92	$2.89

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

Net (Loss) Income Per Share—Basic and Diluted

Basic net (loss) income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted income per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options totaling 4,070,000, 730,000 (restated) and 803,000 (restated) were not included in the diluted (loss) income per share amounts for the years ended December 31, 2004, 2003 and 2002, respectively, as their effect would have been anti-dilutive.

	Years Ended December 31,
	2004	2003 Restated	2002 Restated
Weighted average shares outstanding—basic	23,181,000	20,993,000	19,929,000
Dilutive effect of stock options and warrants	—	1,696,000	1,420,000

Weighted average shares outstanding—diluted	23,181,000	22,689,000	21,349,000

Outstanding options excluded as impact would be anti-dilutive	4,070,000	730,000	803,000

The dilutive effect of stock options and warrants have been decreased by 289,000 and increased by 46,000 for 2003 and 2002, respectively, to reflect a revision in the calculation.

New Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt securities until further deliberations by the FASB. The adoption of this pronouncement did not impact our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. We are currently evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. We have not completed our analysis and do not expect to be able to make a decision on the amount of such repatriations, if any, until the fourth quarter of 2005. Among other things, the decision will depend on the level of earnings outside the United States, the debt level between our U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

On May 20, 2005, we announced the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002. The adjustments reflected in the consolidated financial statements included in this Form 10-K for the years ended December 31, 2003 and 2002 are restated to correct for the following errors:

Adjustments Impacting Net Income

Revenue

During 2003, we did not identify all revenue arrangements that contained a training element to be performed after product shipment. This resulted in us recognizing revenue before we had performed the related services and resulted in an overstatement of revenue in the period the product was shipped. As a result, we decreased revenue for the undelivered training that had not been performed during the year ended December 31, 2003. There were no adjustments required for the year ended December 31, 2002.

During 2003, we improperly recognized revenue on consumables that had not been shipped. As a result, we have reduced revenue and increased deferred revenue and subsequently recognized revenue when the consumables were shipped.

During 2003, we did not identify a Waterlase system that was not fully functional at the time of shipment which resulted in the overstatement of revenue and cost of revenue. As a result, we decreased revenue and cost of revenue in 2003 and recognized the revenue and cost of revenue in 2004 when the final part required for functionally was delivered.

Cost of revenue

We had not stated the cost of raw materials purchased at actual cost during the year ended December 31, 2004; accordingly, we decreased cost of revenue. We also reduced cost of revenue for sales tax on warranty items.

General and administrative expense

Sales tax liability, related penalties and interest, and gains recognized on the abatement of certain penalties and interest.

We charged our customers sales tax on purchases, but were late in filing sales tax returns and remitting amounts collected to certain states from 1998 to 2004. Additionally, the sales tax liability we recorded was understated. In accordance with the applicable accounting rules we are required to accrue, as a liability, interest and penalties under the applicable statutes, on late filings for which payment of sales tax has not been made. We have restated the consolidated financial statements for the years ended December 31, 2003 and 2002 to accrue these penalties and interest as a liability and to adjust for the under accrual of sales tax expense. During the year ended December 31, 2003, we reached agreements with certain states and were relieved from our liability to pay certain of the penalties and interest. Accordingly, we recognized a gain for the difference between the amount of penalties and interest that we had accrued as a liability and the amount we will pay to those states.

Value-added tax

We determined that certain refunds previously claimed on our value added tax (VAT) returns and refunds recorded as a reduction of our VAT liability would be disallowed due to the improper collection of VAT information required at the time of product shipment. As a result, we increased our operating expense to properly reflect our liability for these items for the years ended December 31, 2003 and 2002.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee compensation

During the year ended December 31, 2003, we over accrued payroll expense for general and administrative personnel.

Other

During 2002, we identified but did not originally record adjustments determined to be immaterial individually and in the aggregate.

Income Taxes

The provision for income taxes has been revised to reflect the impact of the adjustments listed above. For 2002, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization. For 2003, we increased our net deferred tax assets and income tax benefit for the increases in our net operating loss carryforwards for the adjustments, excluding the deferred tax liability that arises as a result of the amortization of goodwill and our indefinite-lived intangible asset that are deductible for tax purposes, which was $38,000 for the year ended December 31, 2003.

The net effect of these errors is to decrease revenue by $298,000 and $0, to increase cost of revenue by $3,000 and to decrease cost of revenue by $82,000, and to increase operating expenses by $226,000 and $529,000 for the years ended December 31, 2003 and 2002, respectively, from the amounts previously reported.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a reconciliation of net income as previously reported to amounts as restated for the periods indicated:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Net income, as previously reported	$19,058,000	$1,498,000

Adjustments to revenue:
Undelivered training element	(230,000)	—
Consumables and product not delivered	(68,000)	—

Total revenue related adjustments	(298,000)	—

Adjustments to cost of revenue:
Inventory	49,000	—
Sales tax	21,000	—
Product not delivered	9,000	—
Other	(82,000)	82,000

Total cost of revenue related adjustments	(3,000)	82,000

Adjustments to sales and marketing expense:
Other	(27,000)	27,000

Total sales and marketing expense related adjustments	(27,000)	27,000

Adjustments to general and administrative expense:
Sales tax	(68,000)	(250,000)
Penalties and interest on sales tax	(263,000)	(191,000)
Gain on abatement of penalties and interest	17,000	—
Value-added tax	(71,000)	(4,000)
Employee compensation	121,000	—
Other	65,000	(111,000)

Total general and administrative expense related adjustments	(199,000)	(556,000)

Adjustment to income tax benefit	518,000	—

Restated net income	$19,049,000	$1,051,000

Net income per share (restated):
Basic	$0.91	$0.05

Diluted	$0.84	$0.05

We also corrected the errors for the understatement of sales tax, penalties and interest for periods prior to January 1, 2002 for a total of $34,000, which has been reflected as a reduction in the opening balances of stockholders’ equity as of December 31, 2001.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments Not Impacting Stockholders Equity or Net Income

As of December 31, 2003, we reclassified deferred charges on products shipped to prepaid expenses and other current assets, and customer deposits to accounts payable, since they were considered minor for presentation as separate balance sheet components. We also reclassified our value added tax receivable included in prepaid expenses and other current assets as a reduction to our value added tax payable included in accrued liabilities. In addition, we reclassified amounts from accrued liabilities to deferred revenue so that all deferred revenue items are included in the same balance sheet component.

For the year ended December 31, 2003, we corrected the classification of $11,000 in income tax expense. For the year ended December 31, 2002, there were no adjustments impacting the classification of amounts in the statements of operations.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth selected consolidated balance sheet data, showing previously reported amounts, restatement adjustments not impacting stockholders’ equity and restatement adjustments impacting stockholders’ equity for the periods indicated.

CONSOLIDATED BALANCE SHEET DATA

	December 31, 2003
	As Previously Reported	Adjustments Not Impacting Stockholders’ Equity	Adjustments Impacting Stockholders’ Equity	As Restated
Current assets:
Cash and cash equivalents	$11,111,000	$—	$—	$11,111,000
Accounts receivable, less allowance of $64,000 in 2003	5,771,000	—	—	5,771,000
Inventory	3,752,000	—	56,000	3,808,000
Deferred charges on products shipped	55,000	(55,000)	—	—
Deferred tax asset	1,079,000	—	429,000	1,508,000
Prepaid expenses and other current assets	1,528,000	(268,000)	—	1,260,000

Total Current Assets	23,296,000	(323,000)	485,000	23,458,000
Property, plant and equipment, net	1,973,000	—	—	1,973,000
Intangible assets, net	2,587,000	—	—	2,587,000
Goodwill	2,926,000	—	—	2,926,000
Deferred tax asset	12,678,000	—	(27,000)	12,651,000
Other assets	1,041,000	—	—	1,041,000

Total Assets	$44,501,000	$(323,000)	$458,000	$44,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,590,000	$223,000	$(17,000)	$3,796,000
Accrued liabilities	5,940,000	(1,111,000)	722,000	5,551,000
Line of credit	1,792,000	—	—	1,792,000
Customer deposits	223,000	(223,000)	—	—
Deferred revenue	144,000	788,000	297,000	1,229,000
Deferred gain on sale of building—current portion	63,000	—	—	63,000
Debt	888,000	—	—	888,000

Total current liabilities	12,640,000	(323,000)	1,002,000	13,319,000
Deferred gain on sale of building	79,000		—	79,000

Total liabilities	12,719,000	(323,000)	1,002,000	13,398,000

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	22,000	—	—	22,000
Additional paid-in capital	59,188,000	—	(54,000)	59,134,000
Accumulated other comprehensive loss	(147,000)	—	—	(147,000)
Accumulated deficit	(27,281,000)	—	(490,000)	(27,771,000)

Total Stockholders’ Equity	31,782,000	—	(544,000)	31,238,000

Total Liabilities and Stockholders’ Equity	$44,501,000	$(323,000)	$458,000	$44,636,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth selected consolidated statement of operation data, showing previously reported amounts and restatement adjustments impacting net income for the periods indicated:

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Year Ended December 31, 2003
	As Previously Reported	Adjustments Not Impacting Net Income	Adjustments Impacting Net Income	As Restated
Revenue	$49,081,000	$—	$(298,000)	$48,783,000
Cost of revenue	17,530,000	—	3,000	17,533,000

Gross profit	31,551,000	—	(301,000)	31,250,000

Other income	76,000	—	—	76,000

Operating expenses:
Sales and marketing	16,773,000		27,000	16,800,000
General and administrative	4,908,000	(11,000)	199,000	5,096,000
Engineering and development	2,505,000	—	—	2,505,000

Total operating expenses	24,186,000	(11,000)	226,000	24,401,000

Income from operations	7,441,000	11,000	(527,000)	6,925,000
Non operating (expense) income, net	226,000	—	—	226,000

Income before income taxes	7,667,000	11,000	(527,000)	7,151,000
Income tax benefit	11,391,000	(11,000)	518,000	11,898,000

Net income	$19,058,000	$—	$(9,000)	$19,049,000

Net income per share:
Basic	$0.91		$—	$0.91

Diluted	$0.83		$0.01	$0.84

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS DATA—(Continued)

	Year Ended December 31, 2002
	As Previously Reported	Adjustments	As Restated
Revenue	$27,257,000	$—	$27,257,000
Cost of revenue	10,485,000	(82,000)	10,403,000

Gross profit	16,772,000	82,000	16,854,000

Other income	63,000	—	63,000

Operating expenses:
Sales and marketing	10,729,000	(27,000)	10,702,000
General and administrative	3,010,000	556,000	3,566,000
Engineering and development	1,684,000	—	1,684,000

Total operating expenses	15,423,000	529,000	15,952,000

Income from operations	1,412,000	(447,000)	965,000
Non-operating (expense) income, net	86,000	—	86,000

Income before income taxes	1,498,000	(447,000)	1,051,000
Provision for income taxes	—	—	—

Net income	$1,498,000	$(447,000)	$1,051,000

Net income per share:
Basic	$0.08	$(0.03)	$0.05

Diluted	$0.07	$(0.02)	$0.05

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth selected consolidated statement of cash flows data showing previously reported amounts and restated amounts for the periods indicated:

CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

	Year Ended December 31, 2003
	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Net income	$19,058,000	$19,049,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401,000	401,000
Gain on disposal of assets	(73,000)	(73,000)
Unrealized gain on forward exchange contract	(22,000)	(22,000)
Provision for bad debts	248,000	248,000
Provision for inventory excess and obsolescence	140,000	140,000
Deferred tax benefit	(11,448,000)	(11,950,000)
Changes in assets and liabilities:
Accounts receivable	(1,036,000)	(1,036,000)
Inventory	(857,000)	(831,000)
Deferred charges on product shipped	1,360,000	1,360,000
Prepaid expenses and other assets	(1,452,000)	(1,102,000)
Accounts payable and accrued expenses	3,645,000	2,775,000
Deferred revenue	(3,530,000)	(2,445,000)
Customer deposits	(106,000)	—

Net cash provided by operating activities	6,328,000	6,514,000

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(455,000)	(455,000)
Business acquisition	(1,825,000)	(1,825,000)

Net cash used in investing activities	(2,280,000)	(2,280,000)

Cash Flows From Financing Activities:
Borrowings on line of credit	1,792,000	1,792,000
Payment on line of credit	(1,792,000)	(1,792,000)
Borrowings on insurance notes	1,087,000	1,027,000
Payments on insurance notes	(396,000)	(457,000)
Payment on debt	(1,148,000)	(1,148,000)
Proceeds from exercise of stock options and warrants	3,577,000	3,577,000

Net cash provided by financing activities	3,120,000	2,999,000

Effect of exchange rate changes on cash	3,000	3,000
Increase in cash and cash equivalents	7,171,000	7,236,000
Cash and cash equivalents at beginning of period	3,940,000	3,875,000

Cash and cash equivalents at end of period	$11,111,000	$11,111,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS DATA—(Continued)

	Year Ended December 31, 2002
	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Net income	$1,498,000	$1,051,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,000	246,000
Gain on disposal of assets	(63,000)	(63,000)
Unrealized gain on forward exchange contract	(152,000)	(152,000)
Provision for bad debt	283,000	283,000
Provision for inventory excess and obsolescence	7,000	7,000
Stock-based compensation	—	46,000
Changes in assets and liabilities:
Accounts receivable	(3,084,000)	(3,084,000)
Inventory	(912,000)	(993,000)
Deferred charges on product shipped	(810,000)	(810,000)
Prepaid expenses and other assets	(495,000)	(523,000)
Accounts payable and accrued liabilities	1,872,000	2,356,000
Deferred revenue	2,048,000	2,048,000
Customer deposits	39,000	—

Net cash provided by operating activities	477,000	412,000

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(478,000)	(478,000)

Net cash used in investing activities	(478,000)	(478,000)

Cash Flows From Financing Activities:
Borrowings on insurance notes	275,000	275,000
Payments on insurance notes	(117,000)	(117,000)
Proceeds from exercise of stock options and warrants	1,035,000	1,035,000

Net cash provided by financing activities	1,193,000	1,193,000

Effect of exchange rate changes on cash	78,000	78,000
Increase in cash and cash equivalents	1,270,000	1,205,000
Cash and cash equivalents at beginning of period	2,670,000	2,670,000

Cash and cash equivalents at end of period	$3,940,000	$3,875,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENTS IN MARKETABLE SECURITIES

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as “available for sale” are reported at fair value with unrealized gains (losses) recorded as a component of comprehensive loss until realized. In the event the fair value of an investment declines and is deemed to be other than temporary, we write down the carrying value of the investment to its fair value. Our investments are comprised of U.S. treasury debt securities, have been classified as available-for-sale, and have maturities greater than three months and less than one year. As of December 31, 2004, no securities were impaired. The following summarizes our investments as of December 31, 2004:

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term
U. S. Treasury debt securities	$25,339,000	$(13,000)	$25,326,000

Gross realized gains and losses for the year ended December 31, 2004 were $96,000 and $(5,000), respectively.

NOTE 5—SUPPLEMENTARY BALANCE SHEET INFORMATION

	2004	2003
ACCOUNTS RECEIVABLE:
Components of accounts receivable at December 31, 2004 and 2003, net of allowances are as follows:
Trade	$9,363,000	$5,486,000
Royalties	245,000	189,000
Other	27,000	96,000

Total receivables	$9,635,000	$5,771,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the changes in the allowance for doubtful accounts and the allowance for sales returns during the years ended 2004, 2003 and 2002:

	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$64,000	$354,000	$(34,000)	$384,000
Allowance for sales returns	$327,000	$521,000	$(581,000)	$267,000
Year Ended December 31, 2003
Allowance for doubtful accounts	$202,000	$248,000	$(386,000)	$64,000
Allowance for sales returns	$—	$327,000	$—	$327,000
Year Ended December 31, 2002
Allowance for doubtful accounts	$108,000	$283,000	$(189,000)	$202,000

	2004	2003
		(Restated)
INVENTORY:
Materials	$4,842,000	$1,725,000
Work-in-process	887,000	894,000
Finished goods	2,451,000	1,189,000

Inventory	$8,180,000	$3,808,000

	2004	2003
PROPERTY, PLANT AND EQUIPMENT, NET:
Land	$321,000	$296,000
Building	883,000	812,000
Leasehold improvements	209,000	137,000
Equipment and computers	1,897,000	1,050,000
Furniture and fixtures	761,000	281,000

	4,071,000	2,576,000
Accumulated depreciation	(1,046,000)	(603,000)

Property, plant and equipment, net	$3,025,000	$1,973,000

	2004	2003
		(Restated)
ACCRUED LIABILITIES:
Payroll and benefits	$2,733,000	$2,090,000
Warranty	911,000	727,000
Sales tax	1,185,000	1,418,000
Amounts due to customers	414,000	205,000
Accrued professional services	2,407,000	574,000
Other	817,000	537,000

Accrued liabilities	$8,467,000	$5,551,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We reimburse our customers for their costs related to certain marketing programs for which we do not receive an identifiable benefit. We reduce the revenue recognized at the time of the original sale by the amount we are obligated to pay our customers. Amounts due to customers represent our obligation to reimburse our customers for these programs.

Included in the sales tax liability is $333,000 and $574,000 as of December 31, 2004 and 2003, respectively, of penalties and interest determined in accordance with the applicable state statutes for amounts collected from customers but not remitted to the state.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2004 and concluded there had not been an impairment. During the fourth quarter of 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD product, which was first sold during the fourth quarter of 2004. This conclusion was due to the increased competition for relatively low-priced laser devices. As a result, the actual sales of Diolase Plus were below our original expectations and we expect this trend to continue. We estimated the fair value of the Diolase Plus trade name using our revised strategy and based on a relief from royalty approach using discounted cash flows from revised projected Diolase Plus revenue. The $747,000 excess of the carrying value over the asset’s estimated fair value has been recorded as a charge to operations during the year ended December 31, 2004.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the years ended December 31, 2004, 2003 and 2002 of $248,000, $154,000 and $24,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $239,000, $230,000, $226,000, $217,000 and $117,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of our intangible assets, related accumulated amortization and goodwill:

	As of December 31, 2004				As of December 31, 2003
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Net
Patents (10 years)	$1,284,000	$(280,000)	$—	$1,004,000	$1,284,000	$(150,000)	$1,134,000
Trademarks (6 years)	69,000	(69,000)	—	—	69,000	(60,000)	9,000
Trade names (Indefinite life)	979,000	—	(747,000)	232,000	979,000	—	979,000
Other (4 to 6 years)	593,000	(167,000)	—	426,000	523,000	(58,000)	465,000

Total	$2,925,000	$(516,000)	$(747,000)	$1,662,000	$2,855,000	$(268,000)	$2,587,000

Goodwill (Indefinite life)	$2,926,000	$—	$—	$2,926,000	$2,926,000	$—	$2,926,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—ACQUISITION

On May 21, 2003 we acquired the American Dental Laser (“ADL”) product line from American Medical Technologies, Inc. (“AMT”) for approximately $5.8 million, in order to leverage our marketing, strengthen our portfolio of intellectual property and expand our product lines. The assets acquired included inventory, dental laser patents, customer lists, brand names and other intellectual property as well as laser products. No liabilities of AMT were assumed in the transaction. The consideration paid by us consisted of approximately $1.8 million cash, $215,000 in transaction costs directly attributable to the acquisition and 308,000 shares of common stock with a fair value of approximately $3.8 million. For purposes of computing the purchase price, the value of the common stock of $12.38 per share was determined by taking the average closing price of our common stock as quoted on NASDAQ between May 19, 2003 and May 23, 2003. The total purchase price has been allocated to the acquired tangible and intangible assets of ADL based on the fair values with the balance allocated to goodwill. The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The amount allocated to the intangible assets was determined using estimates of discounted cash flow for the patents, trademarks, trade name and non-competition agreement; and the cost approach was used to estimate the value of the customer list. The total intangible assets acquired include approximately $2.9 million for goodwill (which is deductible for tax purposes), $979,000 for trade names and trademarks, $1.2 million for patents, $432,000 for a customer list and $91,000 for a non-compete agreement. The patents are being amortized over ten years, the customer list over six years, and the non-compete agreement over four years. The trademarks and trade names were determined to have indefinite lives (see Note 5 regarding an impairment recognized in 2004 related to trade names.)

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

The following unaudited data summarizes the results of operations for the periods indicated as if the ADL acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets:

	Years Ended December 31,
	2003	2002
	(Restated)
	(Unaudited)
Pro forma:
Revenue	$49,384,000	$31,762,000
Net income (loss)	18,778,000	(2,912,000)
Net income (loss) per share:
Basic	$0.89	$(0.15)
Diluted	$0.83	$(0.15)

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—BANK LINE OF CREDIT AND DEBT

In May 2003, we entered into a $5.0 million credit facility with a bank. The facility is for a term of one year, bears interest at LIBOR plus 2.25% and is secured by all of our assets. Under the terms of our credit line, we are subject to certain covenants, which include, among other things, covenants to maintain a minimum balance of cash (including investments in U.S. treasuries), a specified minimum tangible net worth and a specified ratio of current assets to current liabilities, and a covenant to maintain profitability. If we fail to satisfy these covenants and we fail to cure any breach of these covenants within a specified number of days after receipt of notice, the bank could accelerate the entire amount borrowed by us and cancel the line of credit. Our credit line had an outstanding balance of approximately $1.8 million as of December 31, 2003. In June 2004, this credit facility was extended to June 30, 2005 and increased to $10.0 million. In June 2005, this credit facility was extended to September 30, 2005. At December 31, 2004, there were no borrowings on this line of credit. We were not in compliance with the covenants to remain profitable on a quarterly basis at December 31, 2004 due to our operating loss for the three months ended September 30, 2004 and December 31, 2004. In February 2005, we obtained a waiver of this covenant as of December 31, 2004. In April 2005, we became non-compliant with our covenant relating to timely reporting and certification requirements for our consolidated financial statements due to the late filing of our Form 10-K. In July 2005, we obtained a waiver to this covenant which extended until July 21, 2005.

In November 2003 we financed $489,000 of insurance premiums payable in ten equal monthly installments of approximately $45,000 each, including a finance charge of 3.3%. In December 2003 we financed an additional $598,000 of insurance premiums payable in ten equal monthly installments of approximately $54,000 each, including a finance charge of 2.9%. At December 31, 2003 the balance of unpaid premiums that were financed was $888,000 which was paid in full during the year ended December 31, 2004.

NOTE 9—INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31:

	2004	2003	2002
		Restated
Current:
Federal	$—	$22,000	$—
State	12,000	2,000	2,000
Foreign	81,000	28,000	—

	93,000	52,000	2,000
Deferred:
Federal	13,074,000	(11,216,000)	—
State	1,246,000	(734,000)	—
Foreign	—	—	—

	14,320,000	(11,950,000)	—

	$14,413,000	$(11,898,000)	$2,000

The deferred tax benefit for the year ended December 31, 2003 does not include $2,209,000 (restated), for stock option deduction benefits recorded as a credit to additional paid-in capital. The tax provision for 2002 is included in general and administrative expense in the accompanying consolidated statement of operations.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2004	2003	2002
		Restated	Restated
Statutory regular federal income tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(212.0)%	(207.3)%	(46.2)%
State tax benefit (net of federal detriment)	9.8%	5.7%	0.1%
Research credits	1.3%	(0.9)%	0.0%
Foreign amounts with no tax benefit	0.3%	(0.4)%	11.7%
Non-deductible penalties	0.7%	0.8%	0.0%
Other	2.1%	1.7%	0.4%

Total	(163.8)%	(166.4)%	0.0%

The components of the deferred income tax assets and liabilities are as follows at December 31:

	2004	2003
		Restated
Capitalized intangible assets	$885,000	$757,000
Reserves not currently deductible	3,997,000	970,000
Inventory	598,000	287,000
Deferred revenue	768,000	408,000
Income tax credits	857,000	527,000
Property and equipment	—	18,000
Net operating losses	14,251,000	11,678,000

Total deferred tax assets	21,356,000	14,645,000
Valuation allowance	(21,142,000)	—

Net deferred tax assets	214,000	14,645,000

Capitalized intangible assets	(161,000)	—
Property and equipment	(165,000)	—
State taxes	1,000	(411,000)
Other	(50,000)	(75,000)

Total deferred tax liabilities	(375,000)	(486,000)

Net deferred tax assets (liability)	$(161,000)	$14,159,000

The valuation allowance decreased from $16.2 million as of December 31, 2002 to zero as of December 31, 2003.

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 will not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21.1 million as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

For the year ended December 31, 2004, stock option exercises increased our deferred tax assets by $1.9 million. In future years, if the valuation allowance is reduced, the benefit related to the stock option deferred tax assets will be recorded in stockholders’ equity.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2003, we determined that it was more likely than not that our deferred tax assets, which consist primarily of net operating loss, or NOL, carryforwards, would be realized, resulting in an $11.9 million net deferred tax benefit. This deferred tax benefit does not include $2.2 million for stock option deduction benefits recorded as a credit to additional paid-in-capital. We considered factors such as our profitable operating history, three years of cumulative income and projections of continued profitability at that time in making this determination.

As of December 31, 2004, we had net operating loss carryforwards for federal and state purposes of approximately $39.0 million and $11.3 million, respectively, which will begin to expire in 2005. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2003, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that as of December 31, 2004, we have for federal income tax purposes, approximately $39.0 million of NOL carryforwards. Of this amount, approximately $34.5 million is available to offset 2005 federal taxable income and the taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. As of December 31, 2004, we had research and development credit carryforwards for federal and state purposes of approximately $558,000 and $250,000, respectively which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. However, any future ownership change qualifying under Section 382 may limit our ability to use remaining NOL and credit carryforwards.

U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings for our non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

In March 2001, we entered into a $2.2 million sale-leaseback transaction whereby we sold and leased back our manufacturing facility located in San Clemente, California. The result of the sale was a $316,000 gain, which was deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. In March 2004, we leased additional office and manufacturing space in San Clemente, California. We also lease certain office equipment and automobiles under operating lease arrangements.

Future minimum rental commitments under operating leases with non-cancellable terms greater than one year for each of the years ending December 31 are as follows:

2005	$584,000
2006	141,000
2007	38,000
2008	6,000

Total future minimum lease obligations	$769,000

Rent expense was $595,000, $355,000 (restated) and $250,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors.

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intend to vigorously defend them. As of December 31, 2004, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem LLC (“Diodem”), consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products.

We estimated the amount for the settlement of the existing litigation by determining the estimated fair value of the patent portfolio less the total consideration of $7.0 million. The estimated fair value of the patents was determined using a relief from royalty and a discounted cash flow methodology. The common stock issued was valued at the common stock fair market value on the closing date the agreement for a total of $3.5 million. We determined the fair value of the warrants, which totaled $443,000 using the Black-Scholes model with the following assumptions:

Term	5 years
Volatility	67%
Annual dividend per share	$0.00
Risk-free interest rate	3.73%

The warrants and common stock were issued in January 2005.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of December 31, 2004, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss contingency.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

Securities and Exchange Commission Inquiry

Following the restatement of our financial statements in September 2003, we received, in late October 2003, and subsequently in 2003 and 2004, informal requests from the Securities and Exchange Commission, or SEC, to voluntarily provide information relating to the restatement. We have provided information to the SEC and intend to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the SEC has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.

NOTE 11—STOCKHOLDERS’ EQUITY

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

Common Stock Options

We have stock option plans that enable us to offer equity participation to employees, officers and directors as well as certain non-employees. At December 31, 2004, a total of 6,025,000 shares have been authorized for issuance, of which 1,727,450 shares have been issued for options which have been exercised, 4,069,312 shares have been reserved for options that are outstanding, 104,856 shares are available for the granting of additional options and 123,382 shares are no longer available for granting due to the termination of the 1990 and 1993 Stock Option Plans.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options may be granted as incentive or nonqualified options; however, no incentive stock options have been granted to date. The exercise price of options equals the market price of the stock as of the date of grant. Options may vest over various periods but typically vest over three years. Options expire after ten years or within a specified time from termination of employment, if earlier.

The following table summarizes option activity:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding, December 31, 2001	2,753,000	$3.08
Granted at fair market value	338,000	5.05
Exercised	(182,000)	2.59
Forfeited	(22,000)	4.15

Options outstanding, December 31, 2002	2,887,000	3.34
Granted at fair market value	852,000	5.86
Exercised	(373,000)	2.41
Forfeited	(50,000)	4.46

Options outstanding, December 31, 2003	3,316,000	5.45
Granted at fair market value	1,290,000	9.34
Exercised	(423,000)	2.96
Forfeited	(113,000)	11.90

Options outstanding, December 31, 2004	4,070,000	6.76

Options exercisable, December 31, 2002	2,185,000	2.87
Options exercisable, December 31, 2003	2,466,000	3.64
Options exercisable, December 31, 2004	2,677,000	5.32

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2004:

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.50 - $2.22	881,000	$2.10	4.60	881,000	$2.10
$2.28 - $3.00	174,000	$2.68	3.73	174,000	$2.68
$3.50 - $5.17	900,000	$4.64	6.37	878,000	$4.66
$5.31 - $7.77	660,000	$5.92	9.17	203,000	$5.63
$8.02 - $11.97	836,000	$10.03	9.24	346,000	$11.38
$12.12 - $18.12	577,000	$13.80	9.10	185,000	$13.85
$18.22 - $19.30	42,000	$18.53	9.15	10,000	$18.64

Total	4,070,000	$6.76	7.34	2,677,000	$5.32

In addition to the options granted under our stock option plans, we have issued options to certain non-employees through various agreements. Options with a weighted average exercise price of $12.00 expired in 2002, leaving 87,500 options with a weighted average exercise price of $9.71 outstanding and exercisable at December 31, 2002. During 2003, 75,000 of those options were exercised at an exercise price of $10.50 per share and 12,500 options with an exercise price of $5.00 expired.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Purchase Warrants

In March 2000 we issued 1,250,000 shares of common stock and warrants exercisable for 625,000 shares of our common stock in a private placement. Warrants exercisable for an additional 63,000 shares of our common stock were issued in connection with the placement. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $2.50 per share and was originally scheduled to expire on March 31, 2002 but was subsequently extended to June 30, 2003.

We also issued 20,000 shares of common stock in 2001, valued at $95,000 and 37,000 shares of common stock together with warrants exercisable for 100,000 shares of our common stock in 2000, valued at $115,000 in connection with the extension of our previous bank line of credit. The value of the stock and warrants issued for services was charged to expense as compensation for services. The value of the shares issued in December 2001 was charged to interest expense during 2002.

In 2002 we extended the expiration date for warrants exercisable for 522,000 shares of our common stock issued in connection with the March 2000 private placement from March 2002 to June of 2003. In 2002 we also extended the expiration date of warrants exercisable for 50,000 shares of our common stock previously issued in connection with our bank line of credit from December 2002 to June 2003. There were no warrants issued or outstanding at December 31, 2004 and 2003.

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price Per Share
Warrants outstanding, December 31, 2001	887,500	$2.50
Exercise of warrants	(215,000)	$2.62

Warrants outstanding, December 31, 2002	672,500	$2.46
Exercise of warrants	(672,500)	$2.46

Warrants outstanding, December 31, 2003	—	$—

In March 2004, as a result of the completion of a public underwritten offering, we issued 2,500,000 shares of common stock at an offering price of $18.50 per share. Gross proceeds from the offering were $46,250,000, before deducting underwriting discount of $2,875,000. In connection with the offering, we incurred direct expenses of $1,505,000, which had been included in other assets and were reclassified as a reduction of additional paid-in capital after the closing of the offering.

In July 2004, our Board of Directors authorized a 1.25 million share repurchase program. In August 2004, our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total shares repurchase program to 2.0 million shares of our common stock. Pursuant to these authorizations, we may purchase shares from time to time in the open market or through privately negotiated transactions over the next 12 months. During the year ended December 31, 2004, we repurchased approximately 1,964,000 shares at an average price of $8.35 per share.

In July 2004, we announced a policy to pay a cash dividend of $0.01 per share every other month payable to the stockholders of record when declared by the Board of Directors. The dividend policy will remain in place for an indefinite period of time and may be changed at any time at the discretion of our Board of Directors. Dividends totaling $689,000 were declared and paid in 2004 to stockholders of record under this program.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—SEGMENT INFORMATION

We currently operate in a single operating segment. For the years ended December 31, 2004, 2003 and 2002, export sales were $11.5 million, $9.8 million, and $6.2 million, respectively. In 2004, sales in Europe, Middle East and Africa (EMEA) accounted for approximately 11% of our revenue for the year, and sales in Asia, Latin America and Pacific Rim countries accounted for approximately 8% of the revenue for the year. Sales in Asia, Pacific Rim countries and Australia accounted for approximately 9% of our revenue in 2003, while sales in EMEA accounted for 11% of our 2003 revenue. In 2002, sales in EMEA accounted for approximately 11% of revenue for the year, whereas sales in Asia and Pacific Rim countries accounted for approximately 12% of the revenue. No single foreign country accounted for more than 10% of revenue for the years ended December 31, 2004, 2003 and 2002.

Long-lived assets located outside of the United States at BIOLASE Europe were $1,258,000 and $1,199,000 as of December 31, 2004 and 2003, respectively.

Revenue by geographic location based on the location of customers was as follows:

	Year Ended December 31,
	2004	2003 Restated	2002 Restated
Domestic	$49,109,000	$38,993,000	$21,047,000
International	11,542,000	9,790,000	6,210,000

	$60,651,000	$48,783,000	$27,257,000

NOTE 13—CONCENTRATIONS

Many of the dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Approximately 28%, 34% and 36% of our revenue in 2004, 2003 and 2002 were generated from dentists who financed their purchase through one leasing company, National Technology Leasing Corporation (“NTL”). Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net sales in 2004, 2003 and 2002.

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. At December 31, 2004 we held short-term investments in U.S. treasury securities with a fair market value of $25,326,000.

Accounts receivable concentrations have resulted from sales to NTL and totaled $776,000 and $742,000, respectively, at December 31, 2004 and 2003. No single customer accounted for more than 10% of our accounts receivable at December 31, 2004, and one customer, the leasing company mentioned above, accounted for 8% and 13% at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the three largest distributor accounts receivables totaled approximately $957,000 and $556,000 or 10% and 10% of total accounts receivable, respectively.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Waterlase system comprised 84%, 83% and 77% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Our Diode system comprised 11%, 12% and 18% of our total revenue for the same periods.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

Components of comprehensive (loss) income were as follows:

	2004	2003	2002
		Restated	Restated
Net (loss) income	$(23,214,000)	$19,049,000	$1,051,000
Other comprehensive (loss) income items:
Unrealized (loss) gain on marketable securities	(13,000)
Foreign currency translation adjustments	(65,000)	(90,000)	(57,000)

Comprehensive (loss) income	$(23,292,000)	$18,959,000	$994,000

NOTE 15—SUBSEQUENT EVENTS

In February 2005, the Board of Directors declared a regular cash dividend of $0.01 per share. The dividend was payable February 24, 2005 to shareholders of record on February 10, 2005, for a total payment of $229,000.

In March 2005, we acquired a license to use in the U.S. and international markets, patents in the fields of presbyopia and ophthalmology from SurgiLight, Inc. for total consideration of $2.0 million in cash of which $1.8 million was paid in the first quarter of 2005 and $200,000 remains outstanding.

In April 2005, we received a notification from The Nasdaq Stock Market concerning our failure to comply with the requirement for continued listing set forth in NASD Marketplace Rule 4310(c) (14), which requires that a listed company file with Nasdaq all reports and other documents filed or required to be filed with the SEC Listing Qualification Panel. We received notice in July 2005 that the Nasdaq Market has granted us an extension of time until August 1, 2005 in which to file our Form 10-K for the fiscal year ended December 31, 2004, certain restatements with respect to our historical financial statements, Form 10-Q for the fiscal quarter ended March 31, 2005 and to otherwise meet all necessary listing standards of the Nasdaq Market.

In April 2005, our Board of Directors declared a regular cash dividend of $0.01 per share. The dividend was payable May 9, 2005, to shareholders of record on April 25, 2005 for a total payment of $230,000.

In June 2005, our Board of Directors declared a regular cash dividend of $0.01 per share. The dividend was payable July 12, 2005, to shareholders of record on June 28, 2005 for a total payment of $230,000.

BIOLASE TECHNOLOGY, INC.

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2004, 2003 and 2002

	Reserve for Excess and Obsolete Inventory	Valuation Allowance For Deferred Tax Asset
Balances at December 31, 2001	$232,000	$16,315,000
Charged to operations	7,000	(115,000)
Write-offs	—	—

Balances at December 31, 2002	239,000	16,200,000
Charged to operations	140,000	(16,200,000)
Write-offs	(133,000)	—

Balances at December 31, 2003	246,000	—
Charged to operations	441,000	21,142,000
Write-offs	—	—

Balances at December 31, 2004	$687,000	$21,142,000

S-1