Form 10-Q
period 2005-03-31
BIOLASE TECHNOLOGY INC
filed 2005-09-30
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 31, 2005: 23,206,649

BIOLASE TECHNOLOGY, INC.

BIOLASE®, and WaterLase® are registered trademarks, and Waterlase MD™, Diolase Plus™ and HydroPhotonics™ are trademarks of BIOLASE Technology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,946,000	$6,140,000
Short-term investments	9,903,000	25,326,000
Accounts receivable, less allowance of $635,000 and $384,000 in 2005 and 2004, respectively	12,551,000	9,635,000
Inventory	8,836,000	8,180,000
Prepaid expenses and other current assets	1,524,000	1,814,000

Total current assets	35,760,000	51,095,000
Long-term investments	9,948,000	—
Property, plant and equipment, net	3,035,000	3,025,000
Intangible assets, net	2,110,000	1,662,000
Goodwill	2,926,000	2,926,000
Other assets	43,000	38,000

Total assets	$53,822,000	$58,746,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,850,000	$—
Accounts payable	7,679,000	7,147,000
Accrued liabilities	8,155,000	8,467,000
Accrued legal settlement	—	3,000,000
Deferred revenue	2,535,000	2,468,000
Current portion of deferred gain	63,000	63,000

Total current liabilities	20,282,000	21,145,000
Deferred gain	—	16,000
Deferred tax liability	226,000	161,000
Accrued legal settlement-net of current portion	—	3,446,000

Total liabilities	20,508,000	24,768,000

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized; 24,919,000 shares and 24,482,000 shares issued; 22,955,500 and 22,518,500 outstanding in 2005 and 2004, respectively	25,000	25,000
Additional paid-in capital	105,481,000	101,562,000
Accumulated other comprehensive loss	(534,000)	(225,000)
Accumulated deficit	(55,259,000)	(50,985,000)

	49,713,000	50,377,000
Treasury stock (cost of 1,963,500 shares repurchased)	(16,399,000)	(16,399,000)

Total stockholders’ equity	33,314,000	33,978,000

Total liabilities and stockholders’ equity	$53,822,000	$58,746,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net revenue	$16,834,000	$14,530,000
Cost of revenue	7,465,000	5,686,000

Gross profit	9,369,000	8,844,000

Other income, net	16,000	16,000

Operating expenses:
Sales and marketing	6,126,000	5,336,000
General and administrative	4,486,000	1,667,000
Engineering and development	3,038,000	772,000

Total operating expenses	13,650,000	7,775,000

(Loss) income from operations	(4,265,000)	1,085,000
Non-operating income (loss), net	63,000	(61,000)

(Loss) income before income taxes	(4,202,000)	1,024,000
Provision for income taxes	(72,000)	(408,000)

Net (loss) income	$(4,274,000)	$616,000

Net (loss) income per share:
Basic	$(0.19)	$0.03

Diluted	$(0.19)	$0.03

Shares used in the calculation of net (loss) income per share:
Basic	22,830,000	22,443,000

Diluted	22,830,000	23,777,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(4,274,000)	$616,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	244,000	146,000
Loss on sale of assets	16,000	—
Gain on disposal of assets	(16,000)	(16,000)
Provision for bad debts	251,000	17,000
Provision for inventory excess and obsolescence	417,000	29,000
Income tax provision	72,000	407,000
Changes in assets and liabilities:
Accounts receivable	(3,167,000)	(451,000)
Inventory	(1,073,000)	(259,000)
Prepaid expenses and other assets	285,000	1,134,000
Accounts payable and accrued expenses	213,000	(2,140,000)
Accrued legal settlement	(3,000,000)	—
Deferred revenue	67,000	36,000

Net cash used in operating activities	(9,965,000)	(481,000)

Cash flows from investing activities:
Sale of marketable securities	25,339,000	—
Purchase of marketable securities	(20,122,000)	—
Additions to property, plant and equipment	(239,000)	(134,000)
Business acquisition	—	(70,000)

Net cash provided by (used in) investing activities	4,978,000	(204,000)

Cash flows from financing activities:
Borrowings on line of credit	3,700,000	—
Payment on line of credit	(1,850,000)	(1,792,000)
Payments on insurance notes	—	(888,000)
Proceeds from issuance of common stock, net	—	41,877,000
Proceeds from exercise of stock options and warrants	172,000	448,000
Payment of cash dividend	(229,000)	—

Net cash provided by financing activities	1,793,000	39,645,000

Effect of exchange rate changes on cash	—	24,000

(Decrease) increase in cash and cash equivalents	(3,194,000)	38,984,000
Cash and cash equivalents at beginning of period	6,140,000	11,111,000

Cash and cash equivalents at end of period	$2,946,000	$50,095,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$18,000	$20,000

Cash paid during the period for taxes	$—	$45,000

Non-cash financing activities:
Common stock issued for legal settlement	$3,446,000	$—

Common stock issued for Diodem patents	$530,000	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. We previously restated the results of operations for the three months ended March 31, 2004. The restatement is further described in Note 3 of the Consolidated Financial Statements on Form 10-Q/A for the three months ended March 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on July 19, 2005.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. We record revenue for all sales upon shipment, assuming all other revenue recognition criteria are met.

Although all sales are final, we accept returns of products in certain circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of revenue. As of March 31, 2005 and December 31, 2004, respectively, $569,000 and $420,000 was recorded as a reduction of accounts receivable.

On July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase® system includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of March 31, 2005 and December 31, 2004 is $1,816,000 and $1,871,000, respectively, of deferred revenue attributable to the undelivered elements which primarily consist of training and installation.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of March 31, 2005 and December 31, 2004 is $719,000 and $597,000, respectively, of deferred revenue for our extended warranty contracts.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $82,000 and $151,000 for the three months ended March 31, 2005 and, 2004, respectively.

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

Changes in the product warranty accrual, including expenses incurred under our initial and extended warranties, for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Beginning balance	$911,000	$727,000
Provision for estimated warranty cost	903,000	585,000
Warranty expenditures	(851,000)	(499,000)

Ending balance	$963,000	$813,000

Stock-based Compensation

We measure compensation expense for stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of operations.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and more frequent disclosures about the effects of stock-based compensation by presenting pro forma net (loss) income pro forma net (loss) income per share and other disclosures concerning our stock-based compensation plan.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans.

	Three Months Ended March 31,
	2005	2004
Reported net (loss) income	$(4,274,000)	$616,000
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,052,000)	(477,000)

Pro-forma net (loss) income	$(5,326,000)	$139,000

Basic net (loss) income per share:
Reported	$(0.19)	$0.03
Pro-forma	$(0.23)	$0.01
Diluted net (loss) income per share:
Reported	$(0.19)	$0.03
Pro-forma	$(0.23)	$0.01

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Expected term (years)	4.00	3.50
Volatility	62%	66%
Annual dividend per share	$0.06	$0.00
Risk free interest rate	3.65%	2.33%
Weighted average fair value	$4.77	$8.75

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

Net (Loss) Income Per Share – Basic and Diluted

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. In computing diluted (loss) income per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Stock options totaling 4,146,000 and 37,000 shares were not included in the diluted (loss) earnings per share amounts for the three months ended March 31, 2005 and March 31, 2004, respectively, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2005	2004
Weighted average shares outstanding—basic	22,830,000	22,443,000
Dilutive effect of stock options and warrants	—	1,334,000

Weighted average shares outstanding—diluted	22,830,000	23,777,000

Inventory

We value inventory at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventory and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Components of inventory, net of an allowance for excess and obsolete items of $1,020,000 and $687,000 as of March 31, 2005 and December 31, 2004, respectively, were as follows:

	March 31, 2005	December 31, 2004
Materials	$5,035,000	$4,842,000
Work-in-process	1,731,000	887,000
Finished goods	2,070,000	2,451,000

Inventory	$8,836,000	$8,180,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We continually monitor events and changes in circumstances, which could indicate that the carrying balances of property, plant and equipment may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Property, plant and equipment consisted of the following:

	March 31, 2005	December 31, 2004
Land	$309,000	$321,000
Building	848,000	883,000
Leasehold improvements	212,000	209,000
Equipment and computers	2,037,000	1,897,000
Furniture and fixtures	818,000	761,000

	4,224,000	4,071,000
Accumulated depreciation	(1,189,000)	(1,046,000)

Property, plant and equipment, net	$3,035,000	$3,025,000

Intangible Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2004 and concluded there had not been an impairment. During the fourth quarter of 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD™ product, which was first sold during the fourth quarter of 2004. This conclusion was due to the increased competition for relatively low-priced laser devices. As a result, the actual sales of Diolase Plus™ were below our original expectations and we expect this trend to continue. We estimated the fair value of the Diolase Plus trade name using our revised strategy and based on a relief from royalty approach using discounted cash flows from revised projected Diolase Plus revenue. The $747,000 excess of the carrying value over the asset’s estimated fair value has been recorded as a charge to operations during the year ended December 31, 2004.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the three months ended March 31, 2005 and March 31, 2004 of $82,000 and $63,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents details of our intangible assets, related accumulated amortization and goodwill:

	As of March 31, 2005			As of December 31, 2004
	Adjusted Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impair- ment	Net
Patents (4 –10 years)	$1,814,000	$(335,000)	$1,479,000	$1,284,000	$(280,000)	$—	$1,004,000
Trademarks (6 years)	—	—	—	69,000	(69,000)	—	—
Trade names (Indefinite life)	232,000	—	232,000	979,000	—	(747,000)	232,000
Other (4 –6 years)	593,000	(194,000)	399,000	593,000	(167,000)	—	426,000

Total	$2,639,000	$(529,000)	$2,110,000	$2,925,000	$(516,000)	$(747,000)	$1,662,000

Goodwill (Indefinite life)	$2,926,000	$—	$2,926,000	$2,926,000	$—	$—	$2,926,000

Non-operating income (loss), net

Non-operating income (loss), net consists of interest income and expense and foreign currency gains and losses. The operations and cash flows of our German subsidiary, for which the Euro is the functional currency, are translated to U.S. dollars at average exchange rates during the period and its assets and liabilities are translated at the end-of-period exchange rates. Translation gains or losses related to the net assets located in Germany are shown as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign currency gains or losses relating to sales and purchase transactions which are denominated in other than U.S. dollars are shown as a net gain or loss in the consolidated statements of income.

The following table presents details of non-operating income (loss), net:

	Three Months Ended March 31,
	2005	2004
Loss on foreign currency transactions	$(73,000)	$(47,000)
Interest income	167,000	7,000
Interest expense	(15,000)	(21,000)
Loss on marketable securities	(16,000)	—

	$63,000	$(61,000)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amends part of Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS No. 151 is required to be adopted for fiscal years beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB revised and reissued SFAS No. 123-R, “Share-Based Payment,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The standard was to become effective July 1, 2005. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” to provide public companies additional guidance in applying the provisions of SFAS No. 123-R. Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123-R with certain existing staff guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123-R. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, SFAS No. 123-R will not

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

become effective for BIOLASE until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006. We currently are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FASB Staff Position FAS No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. Pursuant to the AJCA, the Company will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. We have not completed our analysis and do not expect to be able to make a decision on the amount of such repatriations, if any, until the fourth quarter of 2005. Among other things, the decision will depend on the level of earnings outside the United States, the debt level between our U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

Our investments are comprised of U.S. government notes and bonds and have been categorized as available-for-sale. We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as “available for sale” are reported at fair value with unrealized gains (losses) recorded as a component of comprehensive loss until realized. In the event the fair value of an investment declines and is deemed to be other than temporary, we write down the carrying value of the investment to its fair value. As of March 31, 2005, no securities were impaired. The following summarizes our investments as of March 31, 2005:

	Amortized Cost	Unrealized (Loss)	Fair Value
U.S. Treasury debt securities:
Short-term	$10,068,000	$(165,000)	$9,903,000
Long-term	10,039,000	(91,000)	9,948,000

Total investments in marketable securities	$20,107,000	$(256,000)	$19,851,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $74,000 and $126,000 of customer deposits at March 31, 2005 and December 31, 2004, respectively.

Components of accrued liabilities were as follows:

	March 31, 2005	December 31, 2004
Payroll and benefits	$2,602,000	$2,733,000
Warranty expense	963,000	911,000
Sales tax	1,192,000	1,185,000
Amounts due to customers	452,000	414,000
Professional services	2,215,000	2,407,000
Other	731,000	817,000

Total accrued liabilities	$8,155,000	$8,467,000

We reimburse our customers for their costs related to certain marketing programs. On our purchase orders we state the amount that we will reimburse the customers, which is recorded as a reduction of revenue when revenue of the purchase order is recognized. Amounts due to customers represent our obligation to reimburse our customers for these programs.

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares issued as a result of stock option exercises for the three months ended March 31, 2005 and 2004 totaled 29,000 and 195,000 shares, respectively, which resulted in proceeds of $172,000 and $448,000, respectively.

In January 2005, we issued 361,664 shares of common stock and a five-year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock placed into escrow related to the legal settlement with Diodem LLC, (“Diodem”). See Note 8—COMMITMENTS AND CONTINGENCIES.

In March 2004, as a result of the completion of a public underwritten offering, we issued 2,500,000 shares of common stock at an offering price of $18.50 per share. Gross proceeds from the offering were $46,250,000, before underwriting discount and commissions of $2,875,000. In connection with the offering, we incurred direct expenses of $1,498,000, which had been included in other assets and were reclassified as a reduction of additional paid-in capital when the common stock was issued.

In July 2004, our Board of Directors authorized a 1.25 million share repurchase program. In August 2004, our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total shares repurchase program to 2.0 million shares of our common stock. During the year ended December 31, 2004, we repurchased approximately 1,963,500 shares at an average price of $8.35 per share. No repurchase was made during the three months ended March 31, 2005.

In July 2004, we announced a policy to pay a cash dividend of $0.01 per share every other month payable to the stockholders of record when declared by the Board of Directors. The dividend policy was discontinued by our Board of Directors in August 2005 (see Note 12—SUBSEQUENT EVENTS). Dividends totaling $689,000 were declared and paid in 2004 to stockholders of record under this program. For the three months ended March 31, 2005, dividends totaling $229,000 were declared and paid to stockholders of record under this program.

NOTE 6 – COMPREHENSIVE INCOME

Components of comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2005	2004
Net (loss) income	$(4,274,000)	$616,000
Other comprehensive (loss) items:
Foreign currency translation adjustments	(67,000)	(12,000)
Unrealized loss on marketable securities	(242,000)	—

Comprehensive (loss) income	$(4,583,000)	$604,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – INCOME TAXES

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 would not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21,100,000 as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management continues to evaluate the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically. As of March 31, 2005 we determined that a valuation allowance is still required. As a result of the valuation allowance, we recognized a modest tax provision that primarily related to our foreign operations and certain U.S. deferred tax liabilities that could not be offset against our deferred tax assets. We will continue to evaluate the potential realization of our deferred tax assets during the remainder of 2005 to determine whether the valuation allowance should be reduced.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases and commitments

We lease our manufacturing facilities in San Clemente, California, certain equipment and automobiles under operating lease arrangements. Future minimum rental commitments under operating leases and under other contractual obligations as of March 31, 2005 for each of the years ending December 31 are as follows:

Remainder of 2005	$457,000
2006	240,000
2007	62,000
2008	31,000
2009	25,000
2010	25,000

Total	$840,000

Licensed Technology

In February 2005, we purchased licensed technology in the field of presbyopia totaling $2,000,000 including related transaction costs, from Surgilight, Inc. (“Surgilight”). Additional consideration totaling $200,000 will be expensed as incurred in 2006 through 2010, in accordance with FAS No. 2, “Accounting for Research and Development Costs.” We utilized the services of a professional firm in determining the fair value of the licensed technology and to determine the appropriate accounting treatment for this purchase.

Employee arrangements

Certain executive officers and managers have employment agreements that provide us with the ability to terminate their employment at will. However, under the terms of the agreements we are obligated to pay them severance compensation in the event we terminate their employment. Additionally, we have agreements with certain employees to pay bonuses based on targeted performance criteria and specified service retention periods.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors.

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of March 31, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3,000,000 in cash, 361,664 shares of common stock, (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3,500,000), and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7,000,000 excluding the value of the shares held in escrow, which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6,400,000 for the settlement of the existing litigation with $3,000,000 included in current liabilities and $3,400,000 recorded as a long-term liability. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

We determined the fair value of the warrants, which totaled $443,000 using the Black-Scholes model with the following assumptions:

Term	5 years
Volatility	67%
Annual dividend per share	$0.00
Risk-free interest rate	3.73%

The warrants and common stock were issued in January 2005.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of March 31, 2005, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss contingency.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 – SEGMENT INFORMATION

We currently operate in a single business segment. Revenue of our Waterlase system, our principal product, represented 86% and 77% of revenue for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 9% and 12%, respectively, of our revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 15% and 15%, respectively, of the revenue. Revenue by geographic location based on the location of customers was as follows:

	Three Months Ended March 31,
	2005	2004
United States	$12,882,000	$10,477,000
Europe, Middle East, Africa	1,443,000	1,802,000
Canada, Asia, Latin America and Pacific Rim	2,509,000	2,251,000

	$16,834,000	$14,530,000

NOTE 10 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser, although it is the dentist who is our customer and to whom we market and sell and from whom we receive the initial binding purchase commitment. Approximately 31% and 37% of our revenue for the three months ended March 31, 2005 and March 31, 2004, respectively, were generated from customers who financed their purchase through one leasing company. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net revenue for the three months ended March 31, 2005 and March 31, 2004.

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales activity to the one leasing company mentioned above. Accounts receivable for the one leasing company totaled $3,791,000 and $815,000, respectively, at March 31, 2005 and March 31, 2004. No other single customer accounted for more than 10% of our accounts receivable at March 31, 2005 or March 31, 2004.

Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. We have no written supply contracts with our key suppliers; instead, we purchase certain materials and components using purchase orders that are subject to change, deferral or cancellation with only limited notice to the suppliers.

NOTE 11 – BANK LINE OF CREDIT

At March 31, 2005, we have a $10.0 million credit facility with a bank. The credit facility has recently been extended and currently expires on September 30, 2006. At March 31, 2005, $1.9 million was borrowed on the credit facility. Borrowings under the facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice and are payable on demand upon expiration of the facility. All borrowings during the first quarter of 2005 were at prime rate. We have granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the company. During the quarter ended March 31, 2005, we were subject to certain covenants under the previous credit facility, including, among other things, maintaining a minimum balance of cash (including investments in U.S. Treasuries) and tangible net worth, a specified ratio of current assets to current liabilities and a covenant to remain profitable. In April 2005, we became non-compliant with our covenant relating to timely reporting and certification requirements due to the late filing of our Form 10-K for the 2004 fiscal year. In July 2005, we obtained a waiver of this covenant and subsequently filed our Form 10-K on July 19, 2005. We also became non-compliant with respect to the late filing of this Form 10-Q for the quarter ended March 31, 2005 and the second quarter Form 10-Q for the quarter ended June 30, 2005. In addition, we were in default with covenants related to tangible net worth and quarterly profitability. In September 2005, we obtained a waiver to all of these covenants. We intend to seek additional waivers until all of our late periodic reports have been filed and for any other non-compliant covenants when and if any become necessary.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

In April 2005, we received a notification from The NASDAQ Stock Market, Inc. concerning our failure to comply with the requirement for continued listing set forth in NASD Marketplace Rule 4310(c) (14), which requires that a listed company file with NASDAQ all reports and other documents filed or required to be filed with the SEC. In July 2005 the NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K for the fiscal year ended December 31, 2004, certain restatements with respect to our historical financial statements, this Form 10-Q for the fiscal quarter ended March 31, 2005 and to otherwise meet all necessary listing standards of the NASDAQ National Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) amended Form 10-Qs for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file this Form 10-Q and our Form 10-Q for the fiscal quarter ended June 30, 2005. In August 2005, we received additional notices from NASDAQ regarding the late filing of the second quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file both this Form 10-Q and our second quarter Form 10-Q, and to otherwise meet all necessary listing standards.

In April 2005, our Board of Directors declared a regular cash dividend of $0.01 per share. The dividend was payable May 9, 2005 to shareholders of record on April 25, 2005 for a total payment of approximately $230,000. In June 2005, our Board of Directors declared a regular cash dividend of $0.01 per share. The dividend was payable July 12, 2005 to shareholders of record on June 28, 2005 for a total payment of approximately $230,000. On August 22, 2005, we announced that our Board of Directors voted to discontinue our current dividend policy of paying a cash dividend of $0.01 per share every other month.

In June 2005, our Board of Directors resolved to make a one-time payment of $90,000 to Mr. George d’Arbeloff in connection with his service as audit committee chair and the extraordinary efforts he contributed in connection with the 2004 audit. This amount will be recorded in the third quarter of 2005 when earned by the filing of our Form 10-K on July 19, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement With Respect To Forward-Looking Information

This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing costs and expansion of our operations, the impact of competition and of technological advances, the risks set forth below under “Risk Factors,” and other risks detailed in reports we filed with the SEC. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatements of our unaudited consolidated financial statements contained in Form 10-Q/A for the three months ended March 31, 2004 which we filed with the SEC on July 19, 2005. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed Form 10-Q for the corresponding periods.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004 as well as the Summary of Significant Accounting Policies in Note 2 to the unaudited Consolidated Financial Statements included in this report. For the quarter ended March 31, 2005, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Overview

The following discussion includes the operations of BIOLASE Technology, Inc. and its subsidiaries for each of the periods discussed.

We are the world’s leading dental laser company. We design, manufacture and market proprietary dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and other international markets. We are currently pursuing regulatory approval to market and sell our

Waterlase system in Japan. Since 1998, we have sold more than 3,630 Waterlase systems and approximately 4,850 laser systems in over 45 countries.

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

Waterlase system. We refer to our patented interaction of water with laser as YSGG Laser HydroPhotonics™. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase system, which contains the elements erbium, chromium and yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser HydroPhotonics, the Waterlase system can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue. The Waterlase system is one of the world’s best selling dental laser systems.

Diode system. We also offer a family of Diode system products, which use a semiconductor diode laser to perform soft tissue and cosmetic procedures, including tooth whitening. Our Diode system serves the growing markets for cosmetic and hygiene procedures.

The Diode system, together with our Waterlase system, offers practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and disposables for our laser systems, such as hand pieces, laser tips and tooth whitening gel. The Waterlase system comprised 86% and 77% of our total revenue for the three months ended March 31, 2005 and 2004, respectively. The Diode system comprised 8% and 13% of our total revenue for the same periods.

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

Our goal is to establish our laser systems as essential tools in dentistry and to continue our leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our laser systems, particularly our Waterlase system. In 2002, we founded the World Clinical Laser Institute, or WCLI, an association that includes prominent dental industry leaders, to formalize our efforts to educate and train dentists, specialists, hygienists and staff personnel in laser dentistry. We participate in numerous other symposia and dental industry events to stimulate demand for our products. We are continuing efforts to develop new relationships and expand existing relationships with dental schools, research facilities and dental institutions, in the United States and abroad, which use our products for clinical treatments, research, education or training. We believe this will expand awareness of our products among new generations of dental professionals as well as with opinion leaders and researchers.

In March 2004, we leased additional office and manufacturing space next door to our headquarters in San Clemente, California. This facility gives us added capacity in manufacturing, customer support, and marketing to support our continued growth. This move brings our leased facilities in the U.S. to approximately 40,000 sq. ft. in addition to 20,000 sq. ft. of space we own in Germany.

Three months ended March 31, 2005 compared with three months ended March 31, 2004

Net revenue for the first quarter of 2005 increased from $14.5 million to $16.8 million, or 15.9% over the first quarter of 2004. The rate of increase in revenue growth quarter-over-quarter has declined from historical trends. This decrease in the historical rate of growth was first observed in the second quarter of 2004 and has continued through the first quarter of 2005. While we have identified a number of factors that could have influenced the change in the rate of growth, at this point in time we believe that the change is not an aberration but rather a shift in our growth rate. We believe this shift involves the makeup of our end customer, whereby we are in a transition from selling to “innovators” to a larger more sustainable “early adoptor” market segment. This market segment is typically associated with a longer selling cycle. The size of the potential market, our position within that market and the expected long-term quality and reliability of our product offerings are fundamentally unchanged; however, the change in the rate of growth has caused us to examine our sales and marketing strategies. In addition, we have experienced some slow down in buying activity due to start up issues and design changes associated with our Waterlase MD product, which we believe is causing some of our customers to defer their ultimate purchasing decision. We expect revenue growth in 2005, but not at levels we have historically experienced.

We incurred an operating loss of $4.3 million during the first quarter of 2005 compared to an operating profit of $1.1 million for the first quarter of 2004. Our cost of revenue has been impacted by start up costs of our new Waterlase MD™ product and the cost of training. Our sales and marketing expense has increased in absolute dollars due to increased commissions, increased convention and speaker fees and general overhead costs. General and administrative expense increased due to headcount increases and the cost of audit fees for our 2004 year end audit and expenses associated with our Sarbanes-Oxley Section 404 compliance. Engineering and development expense included costs of $2.0 million related to the purchase of a license from Surgilight for technology related to the field of presbyopia and the related expenses of the transaction.

We had a net loss of $4.3 million or $0.19 per diluted share. Net income for the first quarter of 2004 was $616,000 or $0.03 per diluted share.

Results of Operations

The following table sets forth comparative statements of operations data ($000):

				Percent of Revenue
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,
	2005	2004		2005	2004
Net revenue	$16,834	$14,530	$2,304	100.0%	100.0%
Cost of revenue	7,465	5,686	1,779	44.3	39.1

Gross profit	9,369	8,844	525	55.7	60.9

Other income, net	16	16	—	0.1	0.1
Operating expenses:
Sales and marketing	6,126	5,336	790	36.4	36.7
General and administrative	4,486	1,667	2,819	26. 6	11.5
Engineering and development	3,038	772	2,266	18.1	5.3

Total operating expenses	13,650	7,775	5,875	81.1	53.5

(Loss) income from operations	(4,265)	1,085	(5,350)	(25.3)	7.5
Non-operating income (loss), net	63	(61)	124	0.3	(0.4)

(Loss) income before tax	(4,202)	1,024	(5,226)	(25.0)	7.1
Provision for income taxes	(72)	(408)	336	(0.4)	(2.8)

Net (loss) income	$(4,274)	$616	$(4,890)	(25.4)	4.3

Sales of lasers were seasonally slower in the first quarter of 2005 than the preceding fourth quarter of 2004, in line with our historical pattern of seasonality. However, sales for the first quarter of 2005 increased 15.9% over the first quarter of 2004.

Both domestic and international sales grew at approximately the same rate with domestic sales comprising approximately 77% of total sales for the first quarter of 2005 and 72% of total sales for the first quarter of 2004. We expect this trend to continue.

Sales of our Waterlase system accounted for approximately 86% of net revenue for the first quarter of 2005 compared to approximately 77% for the same period of 2004. For the year ended December 31, 2004, Waterlase system sales were 84% of net revenue. We expect that our Waterlase system will continue to account for approximately 85% of net revenue for 2005.

Significant estimates affecting sales include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. Our historical trend stayed consistent for the first quarter of 2005. Our reserve for sales returns increased $149,000 from $420,000 at December 31, 2004 to $569,000 at March 31, 2005.

Gross margin decreased from 61% to 56% from the first quarter of 2004 compared to the first quarter of 2005 as a result of higher production costs and the costs of training associated with our multiple element arrangements which are classified as cost of revenue. Training negatively impacted gross margins for the first quarter of 2005 by 6%, compared to the impact on gross margins in the first quarter of 2004 of 3%. We believe that our gross margin will continue to be impacted until our Waterlase MD reaches a mature state of production, which could impact the full fiscal year of 2005. In addition, as compared to the first quarter of 2004, we have increased the costs of our fixed manufacturing infrastructure, including quality control, materials management and other support activities. We expect that increased manufacturing costs associated with the new Waterlase MD will continue until our factory has achieved a proper balance between all products and throughput efficiency is maximized. During the first quarter of 2005, we increased our reserve for excess and obsolete inventory by $417,000 related to unusable raw materials resulting from design changes to the Waterlase MD during the quarter. This addition to the reserve decreased our gross margin approximately 2%. We believe our gross margin for 2005 will experience continued pressure until the aforementioned items reach a level of stability, which is not expected until early next year.

Sales and marketing expense increased $790,000 for the quarter ended March 31, 2005 compared to the comparable prior year period. As a percentage of net revenue, sales and marketing expense decreased from 36.7% for the three months ended March 31, 2004 to 36.4% for the three months ended March 31, 2005. While some of our sales and marketing costs are fixed, most are discretionary expenditures aimed at furthering our market penetration and positioning us for sustained long-term growth. Therefore, we did not reduce our discretionary expenditure level in the first quarter of the fiscal year. Approximately $275,000 of the increase in absolute dollars for the first quarter of 2005 compared to the first quarter of 2004 is directly related to additional salary expense and higher commission expense on higher sales. Marketing expense, including advertising, direct mailing fees, trade shows and seminars increased approximately $413,000, as compared to the first quarter of 2004. Additionally, we incurred an increase of $102,000 in the first quarter of 2005 compared to the same period of 2004 related to the overall infrastructure support costs attributed to sales and marketing. During the first quarter and continuing into the second quarter, we realigned our domestic sales force effecting sales representative commission and territory configurations. As part of this planned process, we experienced some involuntary and voluntary attrition in the sales force. While we feel that the effects of these changes will allow us to better service our customers, especially those in the “early adoptor” market segment, there will be an impact on product sales as the newly configured sales force ramps up to a full state of productivity. As of March 31, 2005, we had 32 direct sales staff in North America and seven direct sales staff covering Europe. We expect our sales and marketing expenses to continue to increase, in large part due to increases in expenses associated with education and training of potential customers which is an essential component of our effort to increase market acceptance of laser technology and our products. We expect sales and marketing expense to increase slightly as a percentage of revenue in 2005.

Although we are the market leader in our industry, we must continue to invest in traditional marketing and education. This is the reason we formed the World Clinical Laser Institute (“WCLI”) and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. In the first quarter of 2005, the WCLI held its largest ever conference with over 600 participants and over the course of 2005, through an additional six conferences, expects to reach a participation level of greater than 1,000 existing and potential customers as well as researchers and academicians. Although we charge tuition to customers which is included in revenue to help offset the cost of these conferences, the increasing number and size of WCLI conferences represented a total cost to us in the first quarter of 2005 of approximately $2.5 million, of which approximately 49% is included in cost of revenue, as described above, and approximately 51% is included in sales and marketing expense. In comparison, the costs for the first quarter of 2004 were approximately $1.4 million of which 36% was included in cost of revenue and 64% was included in sales and marketing expense.

General and administrative expense of $4.5 million in the first quarter of 2005 increased significantly as compared to $1.7 million for the first quarter of 2004, an absolute dollar increase of $2.8 million and increased from 11.5% of net revenue for the first quarter of 2004 to 26.6% of net revenue for the first quarter of 2005. The most significant portions of this increase related to professional fees totaling $1.0 million associated with the audit of 2004 and the restated financial statements, and costs of approximately $769,000 related to compliance with the Sarbanes-Oxley Act, which included professional fees as well as temporary labor. Other personnel and administrative costs increased approximately $870,000 representing increased infrastructure in finance, information technology, human resources and administration, both in response to meeting the ongoing compliance standards related to the Sarbanes-Oxley Act and to meet growth needs. In addition, we booked a net additional reserve of $251,000 for uncollectible accounts. The increase in our general and administrative expense during the first quarter of 2005 was offset by a gain in the amount of $71,000 on the abatement of penalties and interest on sales tax. We expect general and administrative expense to continue to increase on an absolute basis, principally as a result of professional fee expense required to maintain and continue to improve internal controls under the Sarbanes-Oxley Act.

Engineering and development expense for the three months ended March 31, 2005 increased $2.3 million compared to the same period of 2004, as a percentage of net revenue, engineering and development expense increased from 5.3% for the first quarter of 2004 to 18% for the first quarter of 2005. This increase is primarily the result of our purchase of licensed technology totaling $2.0 million from Surgilight in the field of presbyopia and the related expenses of the transaction. Under the terms of the agreement, we will pay an additional $200,000 in total to Surgilight commencing in 2006 through 2010. The entire consideration, including the transaction costs, has been expensed as in-process research and development. The remaining $200,000 will be expensed as incurred, in accordance with FAS No. 2, “Accounting for Research and Development Costs”. We utilized the services of a professional firm in determining the fair value of the licensed technology and to determine the appropriate accounting treatment for this purchase. The balance of the increase relates to higher employee costs and patent fees. We expect to modestly increase our spending in product development during the remainder of 2005, excluding the cost of this license during the first quarter of 2005.

We realized a net non-operating gain of $63,000 for the first quarter of 2005 compared to a net non-operating loss of $61,000 for the first quarter of 2004. Interest income increased by $160,000 due to higher average cash balances during the entire first quarter of 2005. In the prior year, proceeds of $46.3 million from our stock offerings did not occur until the end of the first quarter of 2004. Interest expense did not change materially. We incurred a loss on sale of marketable securities of $16,000 in the first quarter of 2005 compared to $0 for the same period in 2004. A portion of the net non-operating gain/loss represents a foreign currency transaction loss of $73,000 for the first quarter of 2005 compared to a loss of $47,000 in the first quarter of 2004. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, which is the only non-U.S. dollar denominated currency in which we have transacted business.

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 would not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21.1 million as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management continues to evaluate the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically. As of March 31, 2005, we determined that a valuation allowance is still required. As a result of the valuation allowance, we recognized a modest tax provision that primarily related to our foreign operations and certain U.S. deferred tax liabilities that could not be offset against our deferred tax assets. We will continue to evaluate the potential realization of our deferred tax assets during the remainder of 2005 to determine whether the valuation should be reduced.

Liquidity and Capital Resources

At March 31, 2005, we had approximately $15.5 million in net working capital, a decrease of $14.5 million from $30.0 million at December 31, 2004, which is partially attributed to our shift of $9.9 million of investments from short-term to long-term instruments. During the quarter we paid the $3.0 million cash portion of our obligation under the legal settlement with Diodem LLC (“Diodem”), $2.0 million to Surgilight, related to the purchase of the license of technology related to the field of presbyopia, and we used approximately $5.0 million in operations, net of the payments for Diodem and Surgilight. For the three months ended March 31, 2005, our sources of cash were net borrowings on our line of credit of $1.9 million and $172,000 from the exercise of stock options. Our principal source of liquidity at March 31, 2005 consisted of our cash and cash equivalents of $2.9 million, short-term and long-term investments of $19.9 million and our net availability under our credit facility.

Accounts receivable increased 30% or $2.9 million from the end of the fourth quarter of 2004 to the end of the first quarter of 2005. Days sales outstanding (DSO) in accounts receivable were 59 days when measured at March 31, 2005. The increase in accounts receivable is primarily attributable to the timing of shipments (for the first quarter) due to capacity constraints related to new product transition, a majority of which were executed in March. We believe that accounts receivable will revert back to historical trends for the remainder of 2005. Net inventory increased 8% or $656,000 from the end of the fourth quarter of 2004 to the end of the first quarter of 2005. Inventory turnover equals 3.6 turns per year when measured at March 31, 2005.

During the quarter ended March 31, 2005, we issued 361,664 shares of our common stock (valued at approximately $3.5 million) and a five-year warrant (valued at approximately $443,000) exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share, in addition to the $3.0 million cash payment, for the legal settlement with Diodem. In addition, if certain criteria specified in the agreement are satisfied before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7.0 million, excluding the value of the shares held in escrow, which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

At March 31, 2005, we have a $10.0 million credit facility with a bank. The credit facility has recently been extended and currently expires on September 30, 2006. At March 31, 2005, $1.9 million was borrowed on the credit facility. Borrowings under the facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice and are payable on demand upon expiration of the facility. We have granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the company. All borrowings during the first quarter of 2005 were at prime rate. During the quarter ended March 31, 2005, we were subject to certain covenants under the previous credit facility, including, among other things, maintaining a minimum balance of cash (including investments in U.S. Treasuries) and tangible net worth, a specified ratio of current assets to current liabilities and a covenant to remain profitable. In April 2005, we became non-compliant with our covenant relating to timely reporting and certification requirements due to the late filing of our Form 10-K for the 2004 fiscal year. In July 2005, we obtained a waiver of this covenant and subsequently filed our Form 10-K on July 19, 2005. We also became non-compliant with respect to the late filing of this Form 10-Q for the quarter ended March 31, 2005 and the second quarter Form 10-Q for the quarter ended June 30, 2005. In addition, we were in default with covenants related to tangible net worth and quarterly profitability. In September 2005, we obtained a waiver to all of these covenants. We intend to seek additional waivers until all of our late periodic reports have been filed and for any other non-compliant covenants when and if any become necessary.

We had no material commitments for capital expenditures as of March 31, 2005 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2005, the nine months ending December 31, 2005, and for the years ending December 31:

	Outstanding at March 31, 2005	Nine Months Ending December 31, 2005	Years Ending December 31,
			2006	2007	2008	2009	2010
Operating leases and commitments	$840,000	$457,000	$240,000	$62,000	$31,000	$25,000	$25,000

We believe that our current cash balances, investments, and borrowing capability will be adequate to meet our capital requirements and sustain our operations through October 2006. Our future capital requirements will depend on many factors, including the extent and timing of the rate at which our business grows, if at all, with corresponding demands for working capital and manufacturing capacity. We may be required to seek additional funding through either debt financing, or public or private equity, or a combination of funding methods to meet our capital requirements and sustain our operations. However, additional funds may not be available on terms acceptable to us or at all.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amends part of Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS No. 151 is required to be adopted for fiscal years beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB revised and reissued SFAS No. 123-R, “Share-Based Payment,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The standard was to become effective July 1, 2005. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” to provide public companies additional guidance in applying the provisions of SFAS No. 123-R. Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123-R with certain existing guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123-R. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, SFAS No. 123-R will not become effective until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006. We currently are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FASB Staff Position FAS No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. Pursuant to the AJCA, the Company will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

An investment in our common stock involves significant risk. You should carefully consider the following risks and all the other information in this report, in addition to other information contained in our other filings with the U.S. Securities and Exchange Commission, or SEC. Our business, financial condition and results of operations could be harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose part or all of your investment.

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

Factors that may inhibit adoption of laser technologies by dentists include cost and concerns about the safety, efficacy and reliability of lasers. For example, the selling price of our Waterlase product is approximately $50,000, which is substantially above the cost of competing non-laser technologies. In order to make an investment in a Waterlase product, a dentist generally would need to invest time to understand the technology, the benefits of such technology with respect to clinical outcomes and patient satisfaction, and the return on investment of the product. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser system. In addition, economic pressure, caused for example by an economic slowdown, changes in healthcare reimbursement or by competitive factors in a specific market place, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend on the recommendations of dentists and specialists, as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared to other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would limit sales of our products and have an adverse effect on our business and results of operations.

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

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. If our quarterly revenue or operating results fall below the expectations of investors, analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our revenue and operating results include, among others, the following:

•	variation in demand for our products, including seasonality

•	our ability to research, develop, market and sell new products and product enhancements in a timely manner

•	our ability to control costs

•	the size, timing, rescheduling or cancellation of orders from distributors

•	the introduction of new products by competitors

•	the length of and fluctuations in sales cycles

•	the availability and reliability of components used to manufacture our products

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general

•	the mix of our domestic and international sales and the risks and uncertainties associated with international business

•	costs associated with any future acquisitions of technologies and businesses

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar provisions under applicable state laws

•	developments concerning the protection of our intellectual property rights

•	natural catastrophic events such as hurricanes, floods and earthquakes, which can affect our ability to advertise, sell and distribute our products, including through national conferences held in regions in which these disasters strike

•	global economic, political and social events, including international conflicts and acts of terrorism

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

We may have difficulty achieving profitability and may experience additional losses.

We recorded a net loss of $4.3 million for the first quarter of 2005, due in large part to our professional fees related to the 2004 audit and restated financial statements and Sarbanes-Oxley Act as well as $2.0 million related to the purchase of license technology from Surgilight, Inc. including the transaction costs. We also experienced a loss in fiscal 2004 of $23.2 million, of which $14.4 million was attributable to expense associated with our deferred tax assets. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to produce. If our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We have experienced such non-compliance with manufacturing specifications in the past and may continue to experience such in the future.

If our products contain defects that cannot be repaired easily and inexpensively, we have experienced in the past and may experience:

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

We employ direct sales representatives in certain European countries; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the three months March 31, 2005, revenue to distributors accounted for approximately 15% of our total sales, and no distributor accounted for more than 10% of our revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors. The loss in the number of our distributors or a reduction in, cancellation of or change in the size or timing of orders from our distributors or any problems collecting accounts receivable from our distributors could reduce our revenue. In addition, we may experience lengthy delays and incur substantial costs if we are required to replace distributors or retain direct sales representatives for such territories in the future.

We must continue to procure materials and components on commercially reasonable terms and on a timely basis to manufacture our products profitably. We have some single-source suppliers.

We have no written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase system are each supplied by a separate single supplier and from time to time we have experienced quality deficiencies in these materials. Unexpected interruptions in a single source supplier or quality problems in products we received from a supplier create manufacturing delays or product failures, disrupt revenue and cause additional expense relating to the procurement of another supplier. We may not be successful in managing any shortage, delay of, or quality control issues with respect to materials or components that we experience, and any such event could cause our business and results of operations to suffer.

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

The markets in which our products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, and frequent introductions of new devices and evolving dental and surgical techniques. Competing products may emerge which could render our products uncompetitive or obsolete. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time consuming and uncertain. We cannot guarantee that we will successfully identify new product opportunities, identify new and innovative applications of our technology, or be financially or otherwise capable of completing the research and development required to bring new products to market in a timely manner. An inability to expand our product offerings or the application of our technology could limit our growth. In addition, we may incur higher manufacturing costs if manufacturing processes or standards change, and we may need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures.

If we are unable to attract and retain personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and harm our reputation. We believe that our future success is highly dependent on the contributions of Robert E. Grant, our President and Chief Executive Officer, Jeffrey W. Jones, our Chief Technology Officer and John W. Hohener, our Executive Vice President and Chief Financial Officer. We have employment agreements with each of these individuals that provide us with the ability to terminate their employment at will, subject to certain severance rights; however, their knowledge of our business and industry would be extremely difficult to replace. Our future success also depends on our ability to attract and retain additional qualified management, engineering, sales and marketing, and other highly skilled technical personnel.

Any problems that we experience with our manufacturing operations may harm our business.

We manufacture our products at our California and German facilities. In order to grow our business, we must significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by the U.S. Food and Drug Administration (“FDA”), state agencies and foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements. If we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business will be harmed.

Changes in government regulation or the inability to obtain or maintain necessary government approvals could harm our business.

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture and market products for human use, we must comply with regulations and safety standards set by the FDA and comparable state and foreign agencies. Regulations adopted by the FDA are wide ranging and govern, among other things, product design, development, manufacture and testing, labeling, storage, advertising and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action which may include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses and harm our financial condition.

Regulatory proceedings relating to the restatement of our consolidated financial statements could divert management’s attention and resources.

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition. In addition, we restated our consolidated financial statements for the 2002 and 2003 fiscal years, the four quarters of 2003 and the first three fiscal quarters of 2004 due to a number of factors discussed in Note 3 to our audited consolidated financial statements contained in our Form 10-K for the year ended December 31, 2004. We have received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We have provided information to the SEC and, when we receive any additional requests for information, we intend to continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from us or commences further proceedings, including as a result of our recent restatement, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

We may have difficulty managing any growth that we might experience.

If we experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded, which will place significant demands on our management, distract management from our business plan and increase expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include, among others:

•	maintaining our cost structure at an appropriate level based on the revenue we generate

•	managing manufacturing expansion projects

•	implementing and improving our operational and financial systems, procedures and controls

•	managing operations in multiple locations and multiple time zones

In addition, we incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer insurance and, from time to time, we may be required to accept reduced policy limits and coverage or incur significantly higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on the markets for dental and other medical lasers. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, may be time-consuming and distracting to management, result in costly litigation or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on acceptable terms, or at all. Any of the foregoing adverse events could seriously harm our business.

We have significant international revenue and are subject to risks associated with operating in international markets.

International revenue comprise a significant portion of our revenue and we intend to continue to pursue and expand our international business activities. For the three months ended March 31, 2005, international sales accounted for approximately 23% of our revenue, as compared to approximately 28% of our revenue for the same period in 2004. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, are subject to many inherent risks, including among others:

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

Revenue generated from products manufactured at our German facility accounted for 10% of our revenue for the three months ended March 31, 2005 and 13% of our revenue in fiscal 2004. Expenses relating to our manufacturing operations in Germany are paid in Euros; therefore, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international revenue and manufacturing operations and, consequently, negatively impact our business and operating results.

We may not address successfully problems encountered in connection with any future acquisition.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including, among others:

•	problems assimilating the purchased technologies, products or business operations

•	problems maintaining uniform standards, procedures, controls and policies

•	unanticipated costs associated with the acquisition

•	diversion of management’s attention from our core business

•	adverse effects on existing business relationships with suppliers and customers

•	risks associated with entering new markets in which we have no or limited prior experience

•	potential loss of key employees of acquired businesses

•	increased legal and accounting costs as a result of rules and regulations related to the Sarbanes-Oxley Act of 2002

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

We and certain of our current and former officers have been recently named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and members of the our board of directors. We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. This litigation presents a distraction to our management, is expensive to conduct, and if we are unsuccessful in defending this litigation, may result in damage awards against us that would harm our financial condition and operating results.

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2003, we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2004, approximately $39.0 million of net operating loss carryforwards were available to us for federal income tax purposes. Of this amount, approximately $34.5 million is available to offset 2005 federal taxable income or the taxable income generated in future years. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2005 through 2009. However, any ownership changes qualifying under Section 382 including changes resulting from or affected by our recent public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

The issuance of any preferred stock may:

•	delay, defer or prevent a change in control of our Company

•	discourage bids for the common stock at a premium over the market price of our common stock

•	adversely affecting the voting and other rights of the holders of our common stock

•	discourage acquisition proposals or tender offers for our shares

Our common stock could be diluted by the conversion of outstanding convertible securities.

We have issued and will continue to issue outstanding convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. We have options to purchase 4,065,000 shares of our common stock outstanding, of which options to purchase 2,900,000 shares of common stock are exercisable. In addition, we have issued warrants to purchase an aggregate of 81,037 shares of common stock at an exercise price of $11.06 per share. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

Our financial outlook could be affected by changes in the accounting rules which govern the recognition of stock-based compensation expenses.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized no compensation charges related to stock compensation plans because the exercise price of all options granted under these plans was equal to the fair market value of the underlying common stock on the grant date, and therefore no stock-based employee compensation cost is recognized in the consolidated statements of operations. The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in the first quarter of fiscal 2006 when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our compensation expenses by the additional amount of such stock option charges.

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

Management determined that material weaknesses in our internal control over financial reporting existed as of December 31, 2004, and these material weaknesses contributed to the restatement of our consolidated financial statements for the full 2002 fiscal year, the first, second, third and fourth quarters of 2003, the full 2003 fiscal year and the first, second and third fiscal quarters of 2004. These material weaknesses were discussed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Because of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2004 based on the criteria of the Internal Control—Integrated Framework. Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse affect on our ability to operate our business. If we fail to adequately remediate our material weaknesses by the end of our fiscal year, our management will be required to conclude that our internal control over financial reporting is ineffective. In addition, if we fail to remediate our significant deficiencies in our fiscal year, our management likely will be required to conclude that those significant deficiencies have become material weaknesses. Please see Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K and Item 4 in this Form 10-Q for more information regarding the status of our remedial measures with respect to the deficiencies in our internal controls described in the Management’s Report On Internal Control Over Financial Reporting. The costs of remediating such deficiencies in our internal controls will adversely affect our results of operations. In addition, even after the remedial measures discussed in Item 9A, “Controls and Procedures,” and Item 4 in this Form 10-Q are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Our failure to comply with certain conditions required for our common stock to be listed on The NASDAQ National Market could result in the delisting of our common stock from The NASDAQ National Market.

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005, and certain required restatements of our financial statements for prior periods, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934, as amended. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on The NASDAQ National Market (the “NASDAQ Market”).

In April 2005, we received a notification from NASDAQ with respect to the late Form 10-K, and in July 2005, the NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K, the restatements with respect to our historical financial statements, this Form 10-Q for our first quarter ended March 31, 2005 and to otherwise meet all necessary listing standards of the NASDAQ Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) Forms 10-Q/A for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file this Form 10-Q and our Form 10-Q for the fiscal quarter ended June 30, 2005. In August 2005, we received additional notices from NASDAQ regarding the late filing of the second quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file both this Form 10-Q and our second quarter Form 10-Q, and to otherwise meet all necessary listing standards.

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

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture and market products for human use, we must comply with regulations and safety standards set by the FDA and comparable state and foreign agencies. Regulations adopted by the FDA are wide ranging and govern, among other things, product design, development, manufacture and testing, labeling, storage, advertising and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action which may include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production and criminal prosecution. Failure to receive or maintain requisite approvals for the use of our products or processes and failure to receive clearance for the modification of existing products, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses, reduce our revenue and profits, and result in operating losses.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We currently have a line of credit in the amount of $10.0 million at the variable interest rate equivalent to the Prime rate for advances less than $500,000 and with less than two business days notice, and at LIBOR plus 2.25% for advances of $500,000 or more and with two business days notice. This line of credit currently expires on September 30, 2006. At March 31, 2005, we have an outstanding debt balance of $1.9 million.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in a money market account and U.S. treasury securities in which there is minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting

Due to the delayed filing of our Form 10-K for the fiscal year ended December 31, 2004 and Forms 10-Q/A for the three quarters therein, and the quarter ended March 31, 2005, we have not implemented any additional Remedial Measures described in the Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management intends to implement these measures during the course of 2005 and 2006. We had indicated in our Form 10-K for the fiscal year ended December 31, 2004 that if we failed to adequately remediate our material weaknesses by the end of our fiscal year, our management will be required to conclude that our internal control over financial reporting is ineffective. We also indicated that if we failed to remediate our significant deficiencies in our fiscal year, our management likely will be required to conclude that those significant deficiencies have become material weaknesses. We have now concluded that for the quarter ended March 31, 2005, some significant deficiencies involving the accuracy of our perpetual inventory system have aggregated into a material weakness resulting in adjustments to our consolidated financial statements.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in

Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2005. In light of the issues referenced in the Management’s Report on Internal Control Over Financial Reporting, contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and the new material weakness noted above for the quarter ended March 31, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. However, our Chief Executive Officer, as our principal executive officer, and our Chief Financial Officer, as our principal financial officer, believe that, once the Remedial Measures described in the aforementioned Management’s Report on Internal Control Over Financial Reporting are implemented, our internal controls will be effective to address the internal control deficiencies described in Management’s Report on Internal Control over Financial Reporting and allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates. In addition, in light of the material weaknesses previously identified, we performed additional analysis and other post-closing procedures in connection with the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intend to vigorously defend them. As of March 31, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

During the quarter ended March 31, 2005, we issued 361,664 shares of our common stock (valued at approximately $3.5 million) and a five-year warrant (valued at approximately $443,000) exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share, in addition to the $3.0 million cash payment, for the legal settlement with Diodem. In addition, if certain criteria specified in the agreement are satisfied before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7.0 million, excluding the value of the shares held in escrow, which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents or certain other patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of March 31, 2005, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss contingency.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1	Warrant to Purchase 81,037 shares of Common Stock of Biolase Technology, Inc. issued to Diodem, LLC dated January 24, 2005.

4.2	Registration Rights Agreement between Biolase Technology, Inc. and Diodem, LLC dated January 24, 2005.

10.1†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and Biolase Technology, Inc. (filed January 28, 2005 with registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.2†	License Agreement between SurgiLight, Inc. and Biolase Technology, Inc. dated February 3, 2005 (filed March 18, 2005 with registrant’s Current Report on Form 8-K and incorporated herein by reference).

31.1	Certification of Robert E. Grant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of John W. Hohener pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Robert E. Grant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John W. Hohener pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 30, 2005

BIOLASE TECHNOLOGY, INC., a Delaware corporation

By:	/s/ JOHN W. HOHENER
John W. Hohener
Executive Vice President and Chief Financial Officer