Form 10-Q
period 2005-06-30
BIOLASE TECHNOLOGY INC
filed 2005-09-30
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,977,000	$6,140,000
Short-term investments	9,917,000	25,326,000
Accounts receivable, less allowance of $368,000 and $384,000 in 2005 and 2004, respectively	7,529,000	9,635,000
Inventory	10,289,000	8,180,000
Prepaid expenses and other current assets	1,170,000	1,814,000

Total current assets	39,882,000	51,095,000
Property, plant and equipment, net	3,255,000	3,025,000
Intangible assets, net	2,017,000	1,662,000
Goodwill	2,926,000	2,926,000
Other assets	80,000	38,000

Total assets	$48,160,000	$58,746,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,675,000	$—
Accounts payable	8,258,000	7,147,000
Accrued liabilities	7,335,000	8,467,000
Accrued legal settlement	—	3,000,000
Deferred revenue	2,747,000	2,468,000
Current portion of deferred gain	47,000	63,000

Total current liabilities	21,062,000	21,145,000
Deferred gain	—	16,000
Deferred tax liability	243,000	161,000
Accrued legal settlement-net of current portion (Note 8)	—	3,446,000

Total liabilities	21,305,000	24,768,000

Stockholders’ equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 24,996,500 and 24,482,000 shares issued; 23,033,000 and 22,518,500 outstanding in 2005 and 2004, respectively	25,000	25,000
Additional paid-in capital	105,574,000	101,562,000
Accumulated other comprehensive loss	(307,000)	(225,000)
Accumulated deficit	(62,038,000)	(50,985,000)

	43,254,000	50,377,000
Treasury stock (cost of 1,963,500 shares repurchased)	(16,399,000)	(16,399,000)

Total stockholders’ equity	26,855,000	33,978,000

Total liabilities and stockholders’ equity	$48,160,000	$58,746,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net revenue	$14,533,000	$14,738,000	$31,367,000	$29,268,000
Cost of revenue	8,251,000	5,616,000	15,716,000	11,302,000

Gross profit	6,282,000	9,122,000	15,651,000	17,966,000

Other income, net	16,000	16,000	32,000	32,000

Operating expenses:
Sales and marketing	6,283,000	5,664,000	12,409,000	11,000,000
General and administrative	5,492,000	1,560,000	9,978,000	3,227,000
Engineering and development	1,055,000	706,000	4,093,000	1,478,000

Total operating expenses	12,830,000	7,930,000	26,480,000	15,705,000

(Loss) income from operations	(6,532,000)	1,208,000	(10,797,000)	2,293,000
Non-operating (loss) income, net	(182,000)	210,000	(119,000)	149,000

(Loss) income before income taxes	(6,714,000)	1,418,000	(10,916,000)	2,442,000
Provision for income taxes	(65,000)	(565,000)	(137,000)	(973,000)

Net (loss) income	$(6,779,000)	$853,000	$(11,053,000)	$1,469,000

Net (loss) income per share:
Basic	$(0.30)	$0.04	$(0.48)	$0.06

Diluted	$(0.30)	$0.03	$(0.48)	$0.06

Shares used in the calculation of net (loss) income per share:
Basic	22,969,000	24,274,000	22,900,000	23,365,000

Diluted	22,969,000	25,374,000	22,900,000	24,582,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(11,053,000)	$1,469,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	523,000	299,000
Gain on disposal of assets	(32,000)	(32,000)
Loss on sale of assets	50,000	—
Compensation expense	189,000	—
Provision for uncollectible accounts	79,000	17,000
Provision for inventory obsolescence	417,000	87,000
Income tax provision	137,000	973,000
Changes in assets and liabilities:
Accounts receivable	2,027,000	(3,040,000)
Inventory	(2,517,000)	(1,356,000)
Prepaid expenses and other assets	602,000	1,401,000
Accounts payable and accrued expenses	(209,000)	(854,000)
Accrued legal settlement	(3,000,000)	—
Deferred revenue	279,000	574,000

Net cash used in operating activities	(12,508,000)	(462,000)

Cash flows from investing activities:
Sales of marketable securities	35,291,000	—
Purchase of investments	(19,968,000)	(44,751,000)
Additions to property, plant and equipment	(739,000)	(291,000)
Business acquisition	—	(70,000)

Net cash provided by (used in) investing activities	14,584,000	(45,112,000)

Cash flows from financing activities:
Borrowing on line of credit	10,175,000	—
Payment on line of credit	(7,500,000)	(1,792,000)
Payments on insurance notes	—	(888,000)
Proceeds from issuance of common stock, net	—	41,868,000
Proceeds from exercise of stock options and warrants	439,000	707,000
Payment on cash dividend	(459,000)	—

Net cash provided by financing activities	2,655,000	39,895,000

Effect of exchange rate changes on cash	106,000	(58,000)

Increase (decrease) in cash and cash equivalents	4,837,000	(5,737,000)
Cash and cash equivalents at beginning of period	6,140,000	11,111,000

Cash and cash equivalents at end of period	$10,977,000	$5,374,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$116,000	$20,000

Cash paid during the period for taxes	$—	$59,000

Non-cash financing activities:
Common stock issued for legal settlement	$3,446,000	$—

Common stock issued for Diodem patents	$530,000	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. We previously restated the results of operations for the three and six months ended June 30, 2004. The restatement is further described in Note 3 of the Consolidated Financial Statements on Form 10-Q/A for the three and six months ended June 30, 2004 filed with the Securities and Exchange Commission (“SEC”) on July 19, 2005.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Although all sales are final, we accept returns of products in certain circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of revenue. As of June 30, 2005 and December 31, 2004, respectively, $542,000 and $420,000 was recorded as a reduction of accounts receivable.

On July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase® system includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of June 30, 2005 and December 31, 2004 is $1,857,000 and $1,871,000, respectively, of deferred revenue attributable to the undelivered elements which primarily consist of training and installation.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of June 30, 2005 and December 31, 2004 is $890,000 and $597,000, respectively, of deferred revenue for our extended warranty contracts.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $112,000 and $194,000 for the three months and six months ended June 30, 2005, respectively, and $120,000 and $272,000 for the three months and six months ended June 30, 2004, respectively.

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

Changes in the product warranty accrual, including expenses incurred under our initial and extended warranties, for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
Beginning balance	$911,000	$727,000
Provision for estimated warranty cost	1,791,000	1,224,000
Warranty expenditures	(1,731,000)	(1,065,000)

Ending balance	$971,000	$886,000

Stock-based Compensation

We measure compensation expense for stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of operations. For both the three and six months ended June 30, 2005 and 2004 we recognized compensation expense in the amount of $190,000 and $0, respectively, related to an immaculate cashless option exercise.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and more frequent disclosures about the effects of stock-based compensation by presenting pro forma net (loss) income, pro forma net (loss) income per share and other disclosures concerning our stock-based compensation plan.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net (loss) income	$(6,779,000)	$853,000	$(11,053,000)	$1,469,000
Total stock-based employee compensation expense determined under the fair value based method for all the awards, net of related tax effects	(985,000)	(472,000)	(2,037,000)	(949,000)

Pro-forma net (loss) income	$(7,764,000)	$381,000	$(13,090,000)	$520,000

Basic net (loss) income per share:
Reported	$(0.30)	$0.04	$(0.48)	$0.06
Pro-forma	$(0.34)	$0.02	$(0.57)	$0.02
Diluted net (loss) income per share:
Reported	$(0.30)	$0.03	$(0.48)	$0.06
Pro-forma	$(0.34)	$0.01	$(0.57)	$0.02

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected term (years)	4.00	3.50	4.00	3.50
Volatility	63%	65%	63%	65%
Annual dividend per share	$0.06	$0.00	$0.06	$0.00
Risk free interest rate	3.78%	3.11%	3.72%	3.00%
Weighted average fair value	$3.60	$6.49	$4.17	$6.79

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

Stock options totaling 4,068,000 for both the three and six months ended June 30, 2005 and stock options totaling 74,000 and 65,000 for the three and six months ended June 30, 2004, respectively, were not included in the diluted (loss) earnings per share amounts as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding—basic	22,969,000	24,274,000	22,900,000	23,365,000
Dilutive effect of stock options and warrants	—	1,100,000	—	1,217,000

Weighted average shares outstanding—diluted	22,969,000	25,374,000	22,900,000	24,582,000

Inventory

We value inventory at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventory and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the assets through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Components of inventory, net of an allowance for excess and obsolete items of $946,000 and $687,000 as of June 30, 2005 and December 31, 2004, respectively, were as follows:

	June 30, 2005	December 31, 2004
Materials	$4,689,000	$4,842,000
Work-in-process	1,772,000	887,000
Finished goods	3,828,000	2,451,000

Inventory	$10,289,000	$8,180,000

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

Property, plant and equipment consisted of the following:

	June 30, 2005	December 31, 2004
Land	$288,000	$321,000
Building	792,000	883,000
Leasehold improvements	279,000	209,000
Equipment and computers	2,263,000	1,897,000
Furniture and fixtures	992,000	761,000

	4,614,000	4,071,000
Accumulated depreciation	(1,359,000)	(1,046,000)

Property, plant and equipment, net	$3,255,000	$3,025,000

Intangible Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2004 and concluded there has not been an impairment. During the fourth quarter of 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD™ product, which was first sold during the fourth quarter of 2004. This conclusion was due to the increased competition for relatively low-priced laser devices. As a result, the actual sales of Diolase Plus™ were below our original expectations and we expect this trend to continue. We estimated the fair value of the Diolase Plus trade name using our revised strategy and based on a relief from royalty approach using discounted cash flows from revised projected Diolase Plus revenue. The $747,000 excess of the carrying value over the asset’s estimated fair value has been recorded as a charge to operations during the year ended December 31, 2004. Based on the updated impairment analysis performed at December 31, 2004, no events or changes in circumstances indicate that an asset might be impaired. We will perform our next annual impairment test in the fourth quarter of 2005.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the three and six months ended June 30, 2005, of $93,000 and $175,000, respectively, and $62,000 and $125,000, respectively, for the same periods of 2004. Other intangible assets consist of an acquired customer list and a non-compete agreement.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents details of our intangible assets, related accumulated amortization and goodwill:

	As of June 30, 2005			As of December 31, 2004
	Adjusted Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4 -10 years)	$1,814,000	$(401,000)	$1,413,000	$1,284,000	$(280,000)	$—	$1,004,000
Trademarks (6 years)	—	—	—	69,000	(69,000)	—	—
Trade names (Indefinite life)	232,000	—	232,000	979,000	—	(747,000)	232,000
Other (4 - 6 years)	593,000	(221,000)	372,000	593,000	(167,000)	—	426,000

Total	$2,639,000	$(622,000)	$2,017,000	$2,925,000	$(516,000)	$(747,000)	$1,662,000

Goodwill (Indefinite life)	$2,926,000	$—	$2,926,000	$2,926,000	$—	$—	$2,926,000

Non-operating (loss) income, net

Non-operating (loss) income, net consists of interest income and expense and foreign currency gains and losses. The operations and cash flows of our German subsidiary, for which the Euro is the functional currency, are translated to U.S. dollars at average exchange rates during the period and its assets and liabilities are translated at the end-of-period exchange rates. Translation gains or losses related to our Germany subsidiary are shown as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign currency gains or losses relating to sales and purchase transactions which are denominated in other than U.S. dollars are shown as a net gain or loss in the consolidated statements of income.

The following table presents details of non-operating (loss) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(Loss) gain on foreign currency transactions	$(231,000)	$79,000	$(304,000)	$32,000
Interest income	166,000	131,000	333,000	138,000
Interest expense	(89,000)	—	(104,000)	(21,000)
Loss on marketable securities	(28,000)	—	(44,000)	—

	$(182,000)	$210,000	$(119,000)	$149,000

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

In December 2004, the FASB revised and reissued SFAS No. 123-R, “Share-Based Payment,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The standard was to become effective July 1, 2005. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” to provide public companies additional guidance in applying the provisions of SFAS No. 123-R. Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123-R with certain existing staff guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123-R. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, SFAS No. 123-R will not become effective for BIOLASE until January 1, 2006. The new rules provide for one of two transition elections, either

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006. We currently are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

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

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

Our investments are comprised of U.S. government notes and bonds and have been categorized as available-for-sale. We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as “available for sale” are reported at fair value with unrealized gains (losses) recorded as a component of comprehensive loss until realized. In the event the fair value of an investment declines and is deemed to be other than temporary, we write down the carrying value of the investment to its fair value. As of June 30, 2005, no securities were impaired. The following summarizes our investments as of June 30, 2005:

	Amortized Cost	Unrealized Loss	Fair Value
Short-term
U.S. Treasury debt securities	$9,973,000	$(56,000)	$9,917,000

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $92,000 and $126,000 of customer deposits at June 30, 2005 and December 31, 2004, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Components of accrued liabilities were as follows:

	June 30, 2005	December 31, 2004
Payroll and benefits	$2,921,000	$2,733,000
Warranty expense	971,000	911,000
Sales tax	592,000	1,185,000
Amounts due to customers	444,000	414,000
Professional services	1,931,000	2,407,000
Other	476,000	817,000

Total accrued liabilities	$7,335,000	$8,467,000

We reimburse our customers for their costs related to certain marketing programs. On our purchase orders we state the amount that we will reimburse the customers, which is recorded as a reduction of revenue when revenue of the purchase order is recognized. Amounts due to customers represent our obligation to reimburse our customers for these programs.

NOTE 5 – STOCKHOLDERS’ EQUITY

Net shares issued as a result of stock option exercises for the three and six months ended June 30, 2005 totaled 78,000 and 107,000 shares, respectively, which resulted in proceeds of approximately $267,000 and $439,000, respectively. Shares issued as a result of stock option exercises for the three and six months ended June 30, 2004 totaled 50,000 and 245,000 shares, respectively, which resulted in proceeds of approximately $259,000 and $707,000, respectively.

In January 2005, we issued 361,664 shares of common stock and a five-year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock placed into escrow related to the legal settlement with Diodem LLC, (“Diodem”). See Note 8—COMMITMENTS AND CONTINGENCIES.

In March 2004, as a result of the completion of a public underwritten offering, we issued 2,500,000 shares of common stock at an offering price of $18.50 per share. Gross proceeds from the offering were $46,250,000, before deducting underwriting discount and commissions of $2,875,000. In connection with the offering, we incurred direct expenses of $1,505,000, which had been included in other assets and were reclassified as a reduction of additional paid-in capital when the common stock was issued.

In July 2004, our Board of Directors authorized a 1.25 million share repurchase program. In August 2004, our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total shares repurchase program to 2.0 million shares of our common stock. Pursuant to these authorizations, we may purchase shares from time to time in the open market or through privately negotiated transactions over the next 12 months. During the year ended December 31, 2004, we repurchased approximately 1,964,000 shares at an average price of $8.35 per share. No repurchase was made during the three or six months ended June 30, 2005.

In July 2004, we announced a policy to pay a cash dividend of $0.01 per share every other month payable to the stockholders of record when declared by the Board of Directors. The dividend policy was discontinued by our Board of Directors in August 2005 (see Note 12—SUBSEQUENT EVENTS). Dividends totaling $689,000 were declared and paid in 2004 to stockholders of record under this program. For the six months ended June 30, 2005, dividends totaling $459,000 were declared and paid to stockholders of record under this program.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 – COMPREHENSIVE INCOME

Components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(6,779,000)	$853,000	$(11,053,000)	$1,469,000
Other comprehensive (loss) income items:
Foreign currency translation adjustments	27,000	(90,000)	(40,000)	(102,000)
Unrealized gain (loss) on marketable securities	200,000	(58,000)	(42,000)	(58,000)

Comprehensive (loss) income	$(6,552,000)	$705,000	$(11,135,000)	$1,309,000

NOTE 7 – INCOME TAXES

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 would not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21,100,000 as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management continues to evaluate the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically. As of June 30, 2005 we determined that a valuation allowance is still required. As a result of the valuation allowance, we recognized a modest tax provision that primarily related to our foreign operations and certain U.S. deferred tax liabilities that could not be offset against our deferred tax assets. We will continue to evaluate the potential realization of our deferred tax assets during the remainder of 2005 to determine whether the valuation allowance should be reduced.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases and commitments

We lease our manufacturing facilities in San Clemente, California, certain equipment and automobiles under operating lease arrangements. Future minimum rental commitments under operating leases and under other contractual obligations as of June 30, 2005 for each of the years ending December 31 are as follows:

Remainder of 2005	$335,000
2006	312,000
2007	66,000
2008	31,000
2009	25,000
2010	25,000

Total	$794,000

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of June 30, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

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

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of June 30, 2005, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss contingency.

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

NOTE 9 – SEGMENT INFORMATION

We currently operate in a single business segment. Revenue of our Waterlase system, our principal product, represented 82% and 84% of revenue for the three and six months ended June 30, 2005, respectively, and 86% and 82%, respectively, for the same periods of 2004. For the three and six months ended June 30, 2005, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 11% and 10%, respectively, of our revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 22% and 18%, respectively, of the revenue. For the three and six months ended June 30, 2004, sales in EMEA accounted for approximately 11% and 12%, respectively, of our revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 16% and 15%, respectively, of the revenue. Revenue by geographic location based on the location of customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$9,714,000	$10,686,000	$22,596,000	$21,163,000
Europe, Middle East, Africa	1,613,000	1,694,000	3,056,000	3,496,000
Canada, Asia, Latin America, and Pacific Rim	3,206,000	2,358,000	5,715,000	4,609,000

	$14,533,000	$14,738,000	$31,367,000	$29,268,000

NOTE 10 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser, although it is the dentist who is our customer and to whom we market and sell and from whom we receive the initial binding purchase commitment. Revenues generated from dentists who financed their purchase through one leasing company were approximately 32% and 31%, respectively, for the three and six months ended June 30, 2005, and 25% and 31%, respectively, for the same periods of 2004. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net revenue for the three and six months ended June 30, 2005 and June 30, 2004.

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales activity to the one leasing company mentioned above. Accounts receivable for the one leasing company totaled $1,577,000 and $776,000, respectively, at June 30, 2005 and December 31, 2004. No other single customer accounted for more than 10% of our accounts receivable at June 30, 2005 or December 31, 2004.

Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. We have no written supply contracts with our key suppliers; instead, we purchase certain materials and components using purchase orders that are subject to change, deferral or cancellation with only limited notice to the suppliers.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 – BANK LINE OF CREDIT

At June 30, 2005, we have a $10.0 million credit facility with a bank. The credit facility has recently been extended and currently expires on September 30, 2006. At June 30, 2005, $2.7 million was borrowed on the credit facility. Borrowings under the facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to Prime rate for amounts below $500,000 or with less than two business days notice and are payable on demand upon expiration of the facility. All borrowings during the first six months of 2005 were at prime rate. We have granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the company. During the quarter ended June 30, 2005, we were subject to certain covenants under the previous credit facility, including, among other things, maintaining a minimum balance of cash (including investments in U.S. Treasuries) and tangible net worth, a specified ratio of current assets to current liabilities and a covenant to remain profitable. In April 2005, we became non-compliant with our covenant relating to timely reporting and certification requirements due to the late filing of our Form 10-K for the 2004 fiscal year. In July 2005, we obtained a waiver of this covenant and subsequently filed our Form 10-K on July 19, 2005. We also became non-compliant with respect to the late filing of the Form 10-Q for the first quarter ended March 31, 2005 and this Form 10-Q for the quarter ended June 30, 2005. In addition, we were in default with covenants related to tangible net worth and quarterly profitability. In September 2005, we obtained a waiver to all of these covenants. We intend to seek additional waivers until all of our late periodic reports have been filed and for any other non-compliant covenants when and if any become necessary.

NOTE 12 – SUBSEQUENT EVENTS

In April 2005, we received a notification from The NASDAQ Stock Market, Inc. concerning our failure to comply with the requirement for continued listing set forth in NASD Marketplace Rule 4310(c) (14), which requires that a listed company file with NASDAQ all reports and other documents filed or required to be filed with the SEC. In July 2005 the NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K for the fiscal year ended December 31, 2004, certain restatements with respect to our historical financial statements, this Form 10-Q for the fiscal quarter and six months ended June 30, 2005 and to otherwise meet all necessary listing standards of the NASDAQ National Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) amended Form 10-Qs for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file our Form 10-Q for the fiscal quarter ended March 31, 2005 and this Form 10-Q. In August 2005, we received additional notices from NASDAQ regarding the late filing of the second quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file both the Form 10-Q for the first quarter 2005 and this Form 10-Q, and to otherwise meet all necessary listing standards.

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatements of our unaudited consolidated financial statements contained in Form 10-Q/A for the three and six months ended June 30, 2004 which we filed with the Securities and Exchange Commission (the “SEC”) on July 19, 2005. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed Form 10-Q for the corresponding periods.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004 as well as the Summary of Significant Accounting Policies in Note 2 to the unaudited Consolidated Financial Statements included in this report. For the three and six months ended June 30, 2005, there were no unusual uncertainties of a material nature involving the application of these principles nor any unusual, material variation in estimates related to these principles.

Overview

The following discussion includes the operations of BIOLASE Technology, Inc. and its subsidiaries for each of the periods discussed.

We are the world’s leading dental laser company. We design, manufacture and market proprietary dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase system in Japan. Since 1998, we have sold more than 3,840 Waterlase systems and approximately 5,160 laser systems in over 45 countries.

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

The Diode system, together with our Waterlase system, offers practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and disposables for our laser systems, such as hand pieces, laser tips and tooth whitening gel. The Waterlase system comprised 84% and 82% of our total revenue for the six months ended June 30, 2005 and 2004, respectively. The Diode system comprised 9% and 12% of our total revenue for the same periods.

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

Three and six months ended June 30, 2005 compared with three and six months ended June 30, 2004

Net revenue for the second quarter of 2005 decreased from $14.7 million to $14.5 million, or 1.0% less than the second quarter of 2004. Net revenue for the first six months of 2005 increased $2.1 million or 7.0% compared with the same period in 2004. We have been experiencing a slower rate of growth which was first observed in the second quarter of 2004 and has continued through the second quarter of 2005. While we have identified a number of factors that could have influenced the change in the rate of growth, at this point in time we believe that the change is not an aberration but rather a shift in our growth rate. We believe this shift primarily involves the makeup of our end customer, whereby we are in a transition from selling to “innovators” to a larger more sustainable “early adoptor” market segment. This market segment is typically associated with a longer selling cycle. The size of the potential market, our position within that market and the expected long-term quality and reliability of our product offerings are fundamentally unchanged; however, the change in the rate of growth has caused us to examine our sales and marketing strategies. In addition, we have experienced some slow down in buying activity due to start up issues and design changes associated with our Waterlase MD product, which we believe is causing some of our customers to defer their ultimate purchasing decision. We expect revenue growth in 2005, but not at levels we have historically experienced.

We incurred an operating loss of $6.5 million and $10.8 million for the three and six months ended June 30, 2005, respectively, compared to an operating profit of $1.2 million and $2.3 million for the same periods in 2004. Our cost of revenue has been impacted by higher production costs and design improvements of our Waterlase MD and the cost of customer training. Our sales and marketing expense has increased due to increased salaries and sales commissions, convention and speaker fees, promotion and advertising, and general overhead costs. General and administrative expense increased due to the cost of audit fees for our 2004 year end audit and expenses associated with our Sarbanes-Oxley Section 404 compliance, headcount increases and professional and legal fees. Engineering and development expense included costs of $2.0 million in the first quarter of 2005 related to the purchase of a license from Surgilight for technology related to the field of presbyopia and the related expenses of the transaction.

We had a net loss of $6.8 million or $0.30 per diluted share for the second quarter of 2005 and a net loss of $11.0 million or $0.48 per diluted share for the six months ended June 30, 2005. Net income for the second quarter of 2004 was $853,000 or $0.03 per diluted share and $1.5 million or $0.06 per diluted share for the six months ended June 30, 2004.

Results of Operations

The following table sets forth comparative statements of operations data ($000):

				Percent of Revenue
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,
	2005	2004		2005	2004
Net revenue	$14,533	$14,738	$(205)	100%	100%
Cost of revenue	8,251	5,616	2,635	56.8	38.1

Gross profit	6,282	9,122	(2,840)	43.2	61.9

Other income, net	16	16	—	0.1	0.1

Operating expenses:
Sales and marketing	6,283	5,664	619	43.2	38.4
General and administrative	5,492	1,560	3,932	37.8	10.6
Engineering and development	1,055	706	349	7.3	4.8

Total operating expenses	12,830	7,930	4,900	88.3	53.8

(Loss) income from operations	(6,532)	1,208	(7,740)	(45.0)	8.2
Non-operating (loss) income, net	(182)	210	(392)	(1.3)	1.4

(Loss) income before income taxes	(6,714)	1,418	(8,132)	(46.3)	9.6
Provision for income taxes	(65)	(565)	500	(0.4)	(3.8)

Net (loss) income	$(6,779)	$853	$(7,632)	(46.7)	5.8

				Percent of Revenue
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,
	2005	2004		2005	2004
Net revenue	$31,367	$29,268	$2,099	100%	100%
Cost of revenue	15,716	11,302	4,414	50.1	38.6

Gross profit	15,651	17,966	(2,315)	49.9	61.4

Other income, net	32	32	—	0.1	0.1

Operating expenses:
Sales and marketing	12,409	11,000	1,409	39.6	37.6
General and administrative	9,978	3,227	6,751	31.8	11.0
Engineering and development	4,093	1,478	2,615	13.0	5.1

Total operating expenses	26,480	15,705	10,775	84.4	53.7

(Loss) income from operations	(10,797)	2,293	(13,090)	(34.4)	7.8
Non-operating (loss) income, net	(119)	149	(268)	(0.4)	0.5

(Loss) income before income taxes	(10,916)	2,442	(13,358)	(34.8)	8.3
Provision for income taxes	(137)	(973)	836	(0.4)	(3.3)

Net (loss) income	$(11,053)	$1,469	$(12,522)	(35.2)	5.0

Sales of lasers were slower in the second quarter of 2005 compared to the preceding first quarter of 2005. This decrease in revenue breaks a trend of the last two years where we believed seasonality was a key to sales trends. As previously mentioned, we believe that the second quarter has been impacted by delayed purchasing decisions associated with design changes of our Waterlase MD. We believe this purchasing pattern may also have an impact on our third quarter of 2005.

Domestic sales comprised approximately 67% and 72% of total sales for the three and six months ended June 30, 2005, respectively, compared to approximately 73% and 72% of total sales for the same periods in 2004. The lower percentage total for the second quarter of 2005 is associated with the aforementioned Waterlase MD design changes and deferred purchasing decisions of our customers. We believe this buying trend may continue through the third quarter of 2005.

Sales of our Waterlase system accounted for approximately 82% and 84% of net revenue for the three and six months ended June 30, 2005, respectively, compared to approximately 86% and 82% for the same periods of 2004. For the year ended December 31, 2004, Waterlase system sales were 84% of net revenue. We expect that our Waterlase system will continue to account for approximately 85% of net revenue for 2005.

Significant estimates affecting sales include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. Our overall historical trend stayed consistent for the second quarter of 2005. Our reserve for sales returns increased $122,000, from $420,000 at December 31, 2004 to $542,000 at June 30, 2005.

Gross margin decreased from 62% to 43% from the second quarter of 2004 compared to the second quarter of 2005 as a result of higher production costs, costs of redesign of the Waterlase MD, and the costs of customer training associated with our multiple element arrangements, which are classified as cost of revenue. Training negatively impacted gross margins for the three and six months ended June 30, 2005 by 3% and 4%, respectively, compared to the impact on gross margins for the three and six months ended June 30, 2004, of 3% and 3%, respectively. We believe that our gross margin will continue to be impacted until our Waterlase MD reaches a mature state of production, which could impact the full fiscal year of 2005. We expect that increased manufacturing costs associated with the Waterlase MD will continue until our factory has achieved a proper balance between all products and throughput efficiency is maximized. In addition, as compared to the three and six months ended June 30, 2004, we have increased our fixed costs of manufacturing with the addition of a new facility in May 2004 and higher labor costs for quality control, materials management and other support activities. During the first six months of 2005, we increased our reserve for excess and obsolete inventory by $417,000 related to unusable raw materials resulting from design changes to the Waterlase MD during the quarter.

Sales and marketing expense for the three and six months ended June 30, 2005 increased $619,000 and $1.4 million, respectively, compared to the comparable prior year period. As a percentage of net revenue, sales and marketing expense increased from 38.4% for the three months ended June 30, 2004 to 43.2% for the three months ended June 30, 2005. While some of our sales and marketing costs are fixed, most are discretionary expenditures aimed at furthering our market penetration and positioning us for sustained long-term growth. We did not reduce our discretionary expenditure level in the second quarter or first six months of the fiscal year 2005. The increase in absolute dollars for the second quarter of 2005 compared to the second quarter of 2004 is primarily related to promotion and advertising and overall infrastructure support costs. The increase in absolute dollars for the first six months of 2005 compared to the first six months of 2004 is primarily related to $160,000 for higher salaries and commissions, $307,000 for advertising and promotions, $537,000 for overall infrastructure support, and $405,000 for our international operations. During the first quarter and continuing into the second quarter, we realigned our domestic sales force effecting sales representative commission and territory configurations. As part of this planned process, we experienced some involuntary and voluntary attrition in the sales force. While we feel that the effects of these changes will allow us to better service our customers, especially those in the “early adoptor” market segment, there will be an impact on product sales as the newly configured sales force ramps up to a full state of productivity. As of June 30, 2005, we had 33 direct sales staff in North America and seven direct sales staff covering Europe. We expect our sales and marketing expense to continue to increase for the second half of 2005, in large part due to increases in costs associated with education and training of potential customers which is an essential component of our effort to increase market acceptance of laser technology and our products. We expect sales and marketing expense to increase slightly as a percentage of revenue in the second half of 2005.

Although we are the market leader in our industry, we must continue to invest in traditional marketing and education. This is the reason we formed the World Clinical Laser Institute (“WCLI”) and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. In the first quarter of 2005, the WCLI held its largest ever conference with over 600 participants and over the course of 2005, through an additional six conferences, expects to reach a participation level of greater than 1,000 existing and potential customers as well as researchers and academicians. Although we charge tuition to customers which is included in revenue to help offset the cost of these conferences, the increasing number and size of WCLI conferences represented a total cost to us in the three and six months ended June 30, 2005 of approximately $1.5 million and $3.5 million, respectively, of which approximately 43% and 53%, respectively, is included in cost of revenue, as described above, and approximately 57% and 47%, respectively, is included in sales and marketing expense. In comparison, the costs for the second quarter of 2004 were approximately $1.3 million of which 38% was included in cost of revenue and 62% was included in sales and marketing expense. The costs for the first six months of 2004 were approximately $2.9 million of which 35% was included in cost of revenue and 65% was included in sales and marketing expense.

General and administrative expense of $5.5 million in the second quarter of 2005 increased significantly as compared to $1.6 million for the second quarter of 2004, representing an absolute dollar increase of $3.9 million and an increase from 10.6% of net revenue for the second quarter of 2004 to 37.8% of net revenue for the second quarter of 2005. For the first six months of 2005, general and administrative expense increased $6.8 million compared to the first six months of 2004. The most significant portions of this increase for the second quarter related to professional fees totaling $1.7 million associated with the audit of 2004 and the restated financial statements ($2.7 million comparing the first six months of 2005 to the comparable period of 2004), and costs of approximately $924,000 related to compliance with the Sarbanes-Oxley Act, which included professional fees as well as temporary labor ($1.7 million comparing the first six months of 2005 to the comparable period of 2004). Other personnel and administrative costs increased approximately $1.3 million and $2.4 million for the three and six months ended June 30, 2005, as compared to the comparable periods of 2004, representing increased infrastructure in finance, information technology, human resources and administration, in response to meeting the ongoing compliance standards related to the Sarbanes-Oxley Act. The increase in our general and administrative expense during the first six months of 2005 was offset by a gain in the amount of $90,000 on the abatement of penalties and interest on sales tax during the same period. We expect general and administrative expense to decrease in absolute dollars in the second half of 2005, primarily due to a reduction in professional fees.

Engineering and development expense for the three and six months ended June 30, 2005 increased $349,000 and $2.6 million, respectively, compared to the same periods of 2004. As a percentage of net revenue, engineering and development expense increased from 4.8% for the second quarter of 2004 to 7.3% for the second quarter of 2005, and from 5.1% for the first six months of 2004 to 13.0% for the first six months of 2005. The increase in the second quarter of 2005 is due primarily to higher employee costs and patent fees and overall infrastructure support costs attributable to engineering and development. The increase in the six month period is primarily the result of our purchase of licensed technology totaling $2.0 million from Surgilight in the field of presbyopia and the related expenses of the transaction. Under the terms of the agreement, we will pay an additional $200,000 in total to Surgilight commencing in 2006 through 2010. The entire consideration, including the transaction costs, has been expensed as in-process research and development. The remaining $200,000 will be expensed as incurred, in accordance with FAS No. 2, “Accounting for Research and Development Costs.” We utilized the services of a professional firm in determining the fair value of the licensed technology and to determine the appropriate accounting treatment for this purchase. We expect to modestly increase our spending in product development during the remainder of 2005, excluding the cost of this license during the first quarter of 2005.

We realized a net non-operating loss of $182,000 and $119,000, respectively, for the three and six months ended June 30, 2005 compared to a net non-operating gain of $210,000 and $149,000 for the same periods in 2004. Interest income increased by $35,000 and $195,000 for the three and six months ended June 30, 2005, respectively, due to higher average cash balances during the entire first quarter of 2005. In the prior year, proceeds of $46.3 million from our stock offerings did not occur until the end of the first quarter of 2004. Interest expense for the second quarter and the first six months of 2005 were $89,000 and $104,000, respectively, compared to $0 and $21,000 for the same periods in the prior year. We incurred a loss on sale of marketable securities of $28,000 and $44,000 for the three and six months ended June 30, 2005, respectively. There was no gains or losses incurred in the same periods of 2004. A portion of the net non-operating gain/loss represents a foreign currency transaction loss of $231,000 for the second quarter of 2005 compared to a gain of $79,000 in the second quarter of 2004. For the first six months of 2005, we realized a foreign currency transaction loss of $304,000 compared to a gain of $32,000 for the same period in 2004. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, which is the only non-U.S. dollar denominated currency in which we have transacted business.

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 would not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21.1 million as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management continues to evaluate the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically. As of June 30, 2005, we determined that a valuation allowance is still required. As a result of the valuation allowance, we recognized a modest tax provision that primarily related to our foreign operations and certain U.S. deferred tax liabilities that could not be offset against our deferred tax assets. We will continue to evaluate the potential realization of our deferred tax assets during the remainder of 2005 to determine whether the valuation should be reduced.

Liquidity And Capital Resources

At June 30, 2005, we had approximately $18.8 million in net working capital, a decrease of $11.2 million from $30.0 million at December 31, 2004. During the first six months of 2005 we paid the $3.0 million cash portion of our obligation under the legal settlement with Diodem LLC (“Diodem”), $2.0 million to Surgilight, related to the purchase of the license of technology related to the field of presbyopia, and we used approximately $7.5 million in operations, net of the payments for Diodem and Surgilight. For the six months ended June 30, 2005, our sources of cash were net borrowings on our line of credit of $2.7 million and $439,000 from the exercise of stock options. Our principal source of liquidity at June 30, 2005 consisted of our cash and cash equivalents of $11.0 million, short-term investments of $9.9 million and our net availability under our credit facility.

Accounts receivable decreased 22% or $2.1 million from the end of the fourth quarter of 2004 to the end of the second quarter of 2005. Accounts receivable decreased $5.0 million from the end of the first quarter of 2005 to the end of the second quarter of 2005. This decrease is due to collections that occurred in the second quarter of 2005 for shipments that occurred in the first quarter of 2005, a majority of which were executed in March 2005. Days sales outstanding (DSO) in accounts receivable were 63 days when measured at June 30, 2005. Net inventory increased 26% or $2.1 million from the end of the fourth quarter of 2004 to the end of the second quarter of 2005. Inventory turnover equals 3.4 turns per year when measured at June 30, 2005.

During the quarter ended March 31, 2005, we issued 361,664 shares of our common stock (valued at approximately $3.5 million) and a five-year warrant (valued at approximately $443,000) exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share, in addition to the $3.0 million cash payment, for the legal settlement with Diodem. In addition, if certain criteria specified in the agreement are satisfied before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7.0 million, excluding the value of the shares held in escrow which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

At June 30, 2005, we have a $10.0 million credit facility with a bank. The credit facility has recently been extended and currently expires on September 30, 2006. At June 30, 2005, $2.7 million was borrowed on the credit facility. Borrowings under the facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice and are payable on demand upon expiration of the facility. All borrowings during the first six months of 2005 were at prime rate. We have granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the company. During the quarter ended June 30, 2005, we were subject to certain covenants under the previous credit facility, including, among other things, maintaining a minimum balance of cash (including investments in U.S. Treasuries) and tangible net worth, a specified ratio of current assets to current liabilities and a covenant to remain profitable. In April 2005, we became non-compliant with our covenant relating to timely reporting and certification requirements due to the late filing of our Form 10-K for the 2004 fiscal year. In July 2005, we obtained a waiver of this covenant and subsequently filed our Form 10-K on July 19, 2005. We also became non-compliant with respect to the late filing of the first quarter 2005 Form 10-Q and this Form 10-Q for the quarter ended June 30, 2005. In addition, we were in default with covenants related to tangible net worth and quarterly profitability. In September 2005, we obtained a waiver to all of these covenants. We intend to seek additional waivers until all of our late periodic reports have been filed and for any other non-compliant covenants when and if any become necessary.

We had no material commitments for capital expenditures as of June 30, 2005 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2005, the six months ending December 31, 2005, and for the years ending December 31:

	Outstanding at June 30, 2005	Six Months Ending December 31, 2005	Years Ending December 31,
			2006	2007	2008	2009	2010
Operating leases and commitments	$794,000	$335,000	$312,000	$66,000	$31,000	$25,000	$25,000

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

In December 2004, the FASB revised and reissued SFAS No. 123-R, “Share-Based Payment,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The standard was to become effective July 1, 2005. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” to provide public companies additional guidance in applying the provisions of SFAS No. 123-R. Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123-R with certain existing staff guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123-R. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, SFAS No. 123-R will not become effective for BIOLASE until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006. We currently are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

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

We recorded a net loss of $11.1 million for the six months ended 2005, due in large part to our professional fees related to the 2004 audit and restated financial statements and Sarbanes-Oxley Act as well as $2.0 million related to the purchase of license technology from Surgilight, Inc. including the transaction costs. We also experienced a loss in fiscal 2004 of $23.2 million, of which $14.4 million was attributable to expense associated with our deferred tax assets. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

We employ direct sales representatives in certain European countries; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the six months ended June 30, 2005, revenue to distributors accounted for approximately 16% of our total sales, and no distributor accounted for more than 10% of our revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors. The loss in the number of our distributors or a reduction in, cancellation of or change in the size or timing of orders from our distributors or any problems collecting accounts receivable from our distributors could reduce our revenue. In addition, we may experience lengthy delays and incur substantial costs if we are required to replace distributors or retain direct sales representatives for such territories in the future.

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

International revenue comprises a significant portion of our revenue and we intend to continue to pursue and expand our international business activities. For the six months ended June 30, 2005, international sales accounted for approximately 28% of our revenue, as compared to approximately 28% of our revenue for the same period in 2004. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, are subject to many inherent risks, including among others:

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

Revenue generated from products manufactured at our German facility accounted for 12% of our revenue for the six months ended June 30, 2005 and 16% of our revenue in fiscal 2004. Expenses relating to our manufacturing operations in Germany are paid in Euros; therefore, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international revenue and manufacturing operations and, consequently, negatively impact our business and operating results.

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

Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third party payers, such as private insurance or government programs. In the United States, third party payers review and frequently challenge the prices charged for medical services. In many foreign countries, the prices for dental services are predetermined through government regulation. Payers may deny coverage and reimbursement if they determine that the procedure was not medically necessary, such as a cosmetic procedure, or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications, such as tooth whitening. For the portion of dentists who rely heavily on third party reimbursement, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have a negative impact on our business and results of operations.

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

We have issued and will continue to issue outstanding convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. We have options to purchase 3,987,000 shares of our common stock outstanding, of which options to purchase 2,905,000 shares of common stock are exercisable. In addition, we have issued warrants to purchase an aggregate of 81,037 shares of common stock at an exercise price of $11.06 per share. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

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

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse affect on our ability to operate our business. If we fail to adequately remediate our material weaknesses by the end of our fiscal year, our management will be required to conclude that our internal control over financial reporting is ineffective. In addition, if we fail to remediate our significant deficiencies in our fiscal year, our management likely will be required to conclude that those significant deficiencies have become material weaknesses. Please see Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K and Item 4 in this Form 10-Q for more information regarding the status of our remedial measures with respect to the deficiencies in our internal controls described in the Management’s Report On Internal Control Over Financial Reporting. The costs of remediating such deficiencies in our internal controls will adversely affect our results of operations. In addition, even after the remedial measures discussed in Item 9A, “Controls and Procedures”, and Item 4 in this Form 10-Q are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

In April 2005, we received a notification from NASDAQ with respect to the late Form 10-K, and in July 2005, the NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K, the restatements with respect to our historical financial statements, our Form 10-Q for the first quarter ended March 31, 2005, this Form 10-Q and to otherwise meet all necessary listing standards of the NASDAQ Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) Forms 10-Q/A for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file our Form 10-Q for the fiscal quarter ended March 31, 2005 and this Form 10-Q. In August 2005, we received additional notices from NASDAQ regarding the late filing of the first quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file both our first quarter Form 10-Q and this Form 10-Q, and to otherwise meet all necessary listing standards.

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

Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third party payers, such as private insurance or government programs. In the United States, third party payers review and frequently challenge the prices charged for medical services. In many foreign countries, the prices for dental services are predetermined through government regulation. Payers may deny coverage and reimbursement if they determine that the procedure was not medically necessary, such as a cosmetic procedure, or that the device used in the procedure was investigational. Payers may also approve reimbursement for a medical procedure but reduce the amount of reimbursement drastically. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications such as tooth whitening. For the portion of dentists who rely heavily on third party reimbursement, a reduction in reimbursement levels, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have a negative impact on our business, financial condition and results of operations.

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

We currently have a line of credit in the amount of $10.0 million at the variable interest rate equivalent to the Prime rate for advances less than $500,000 and with less than two business days notice, and at LIBOR plus 2.25% for advances of $500,000 or more and with two business days notice. This line of credit currently expires on September 30, 2006. At June 30, 2005, we have an outstanding debt balance of $2.7 million.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in a money market account and U.S. treasury securities in which there is minimal interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

Due to the delayed filing of our Form 10-K for the fiscal year ended December 31, 2004, Forms 10-Q/A for the three quarters therein, and the first six months ended June 30, 2005, we have not implemented any additional Remedial Measures described in the Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management intends to implement these measures during the course of 2005 and 2006. We had indicated in our Form 10-K for the fiscal year ended December 31, 2004 that if we failed to adequately remediate our material weaknesses by the end of our fiscal year, our management will be required to conclude that our internal control over financial reporting is ineffective. We also indicated that if we failed to remediate our significant deficiencies in our fiscal year, our management likely will be required to conclude that those significant deficiencies have become material weaknesses. We have now concluded that for the three and six months ended June 30, 2005, some significant deficiencies involving the accuracy of our perpetual inventory system have aggregated into a material weakness resulting in adjustments to our consolidated financial statements.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2005. In light of the issues referenced in the Management’s Report on Internal Control Over Financial Reporting, contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and the material weakness noted above for the six months ended June 30, 2005 our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. However, our Chief Executive Officer, as our principal executive officer, and our Chief Financial Officer, as our principal financial officer, believe that, once the Remedial Measures described in the aforementioned Management’s Report on Internal Control Over Financial Reporting are implemented, our internal controls will be effective to address the internal control deficiencies described in Management’s Report on Internal Control over Financial Reporting and allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates. In addition, in light of the material weaknesses previously identified, we performed additional analysis and other post-closing procedures in connection with the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

We have not yet formally responded to any of the actions and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intend to vigorously defend them. As of June 30, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

During the quarter ended March 31, 2005, we issued 361,664 shares of our common stock (valued at approximately $3.5 million) and a five-year warrant (valued at approximately $443,000) exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share, in addition to the $3.0 million cash payment, for the legal settlement with Diodem. In addition, if certain criteria specified in the agreement are satisfied before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7.0 million, excluding the value of the shares held in escrow which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of June 30, 2005, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss contingency.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

ITEM 5. OTHER INFORMATION

On September 19, 2005, the Company entered into a Third Amendment to Credit Agreement with Bank of the West which extended the term of its $10.0 million bank credit facility from September 30, 2005 to September 30, 2006. In addition, certain material covenants of the credit facility were modified to decrease the required minimum tangible net worth from $30.0 million to $24.0 million, decrease the required minimum balance of cash (including investments in U.S. Treasuries) from $20.0 million to $12.0 million, and amend the quarterly profitability condition commencing with the fiscal quarter ended March 31, 2006.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Third Amendment to Credit Agreement dated September 19, 2005 between Bank of the West and the Registrant.

10.2	Letter agreement dated June 10, 2005 between Bank of the West and the Registrant.

31.1	Certification of Robert E. Grant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of John W. Hohener pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Robert E. Grant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John W. Hohener pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 30, 2005	BIOLASE TECHNOLOGY, INC., a Delaware corporation

	By:	/s/ JOHN W. HOHENER
John W. Hohener Executive Vice President and Chief Financial Officer