Form 10-Q
period 2005-09-30
BIOLASE TECHNOLOGY INC
filed 2005-11-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2005: 23,250,664

BIOLASE TECHNOLOGY, INC.

BIOLASE®, and WaterLase® are registered trademarks, and Waterlase MD™, Diolase Plus™, HydroPhotonics™ and Oculase™ are trademarks of BIOLASE Technology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,884,000	$6,140,000
Short-term investment, restricted (Note 11)	9,934,000	25,326,000
Accounts receivable, less allowance of $523,000 and $384,000 in 2005 and 2004, respectively	6,277,000	9,635,000
Inventory	10,527,000	8,180,000
Prepaid expenses and other current assets	813,000	1,814,000

Total current assets	35,435,000	51,095,000
Property, plant and equipment, net	3,370,000	3,025,000
Intangible assets, net	1,924,000	1,662,000
Goodwill	2,926,000	2,926,000
Other assets	109,000	38,000

Total assets	$43,764,000	$58,746,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,000,000	$—
Accounts payable	6,902,000	7,147,000
Accrued liabilities	7,064,000	8,467,000
Accrued legal settlement	—	3,000,000
Deferred revenue	2,264,000	2,468,000
Current portion of deferred gain	32,000	63,000

Total current liabilities	21,262,000	21,145,000
Deferred gain	—	16,000
Deferred tax liability	222,000	161,000
Accrued legal settlement-net of current portion (Note 8)	—	3,446,000

Total liabilities	21,484,000	24,768,000

Stockholders’ equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 25,214,000 and 24,482,000 shares issued; 23,250,500 and 22,518,500 outstanding in 2005 and 2004, respectively	25,000	25,000
Additional paid-in capital	106,264,000	101,562,000
Accumulated other comprehensive loss	(341,000)	(225,000)
Accumulated deficit	(67,269,000)	(50,985,000)

	38,679,000	50,377,000
Treasury stock (cost of 1,963,500 shares repurchased)	(16,399,000)	(16,399,000)

Total stockholders’ equity	22,280,000	33,978,000

Total liabilities and stockholders’ equity	$43,764,000	$58,746,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net revenue	$11,655,000	$12,310,000	$43,022,000	$41,578,000
Cost of revenue	6,351,000	5,167,000	22,067,000	16,469,000

Gross profit	5,304,000	7,143,000	20,955,000	25,109,000

Other income, net	16,000	16,000	48,000	48,000

Operating expenses:
Sales and marketing	6,058,000	5,713,000	18,467,000	16,713,000
General and administrative	3,252,000	2,545,000	13,230,000	5,772,000
Engineering and development	1,196,000	1,045,000	5,289,000	2,523,000

Total operating expenses	10,506,000	9,303,000	36,986,000	25,008,000

(Loss) income from operations	(5,186,000)	(2,144,000)	(15,983,000)	149,000
Non-operating (loss) income, net	(16,000)	274,000	(135,000)	423,000

(Loss) income before income taxes	(5,202,000)	(1,870,000)	(16,118,000)	572,000
(Provision) benefit for income taxes	(29,000)	745,000	(166,000)	(228,000)

Net (loss) income	$(5,231,000)	$(1,125,000)	$(16,284,000)	$344,000

Net (loss) income per share:
Basic	$(0.23)	$(0.05)	$(0.71)	$0.01

Diluted	$(0.23)	$(0.05)	$(0.71)	$0.01

Shares used in the calculation of net (loss) income per share:
Basic	23,150,000	23,409,000	22,984,000	23,380,000

Diluted	23,150,000	23,409,000	22,984,000	24,475,000

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(16,284,000)	$344,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	825,000	450,000
Gain on disposal of assets	(48,000)	(47,000)
Loss on sale of assets	50,000	—
Compensation expense	189,000	—
Provision for uncollectible accounts	234,000	24,000
Provision for inventory obsolescence	694,000	108,000
Deferred taxes	61,000	228,000
Changes in assets and liabilities:
Accounts receivable	3,124,000	(558,000)
Inventory	(3,032,000)	(3,431,000)
Prepaid expenses and other assets	930,000	1,014,000
Accounts payable and accrued expenses	(1,647,000)	420,000
Accrued legal settlement	(3,000,000)	—
Deferred revenue	(204,000)	590,000

Net cash used in operating activities	(18,108,000)	(858,000)

Cash flows from investing activities:
Sales of marketable securities	35,291,000	—
Purchases of marketable securities	(19,943,000)	(32,181,000)
Additions to property, plant and equipment	(1,064,000)	(492,000)
Business acquisition	—	(70,000)

Net cash provided by (used in) investing activities	14,284,000	(32,743,000)

Cash flows from financing activities:
Borrowing on line of credit	13,875,000	—
Payment on line of credit	(8,875,000)	(1,792,000)
Payments on insurance notes	—	(888,000)
Proceeds from issuance of common stock, net	—	41,868,000
Proceeds from exercise of stock options and warrants, net	1,226,000	977,000
Payment of cash dividend	(689,000)	(235,000)
Repurchase of common stock	—	(13,435,000)

Net cash provided by financing activities	5,537,000	26,495,000

Effect of exchange rate changes on cash	31,000	(12,000)

Increase (decrease) in cash and cash equivalents	1,744,000	(7,118,000)
Cash and cash equivalents at beginning of period	6,140,000	11,111,000

Cash and cash equivalents at end of period	$7,884,000	$3,993,000

Supplemental cash flow disclosure:
Cash paid during the period for interest	$190,000	$32,000

Cash paid during the period for taxes	$—	$59,000

Non-cash financing activities:
Common stock issued for legal settlement	$3,446,000	$—

Common stock issued for Diodem patents	$530,000	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. We previously restated the results of operations for the three and nine months ended September 30, 2004. The restatement is further described in Note 3 of the Consolidated Financial Statements on Form 10-Q/A (Amendment No. 2) for the three and nine months ended September 30, 2004 filed with the Securities and Exchange Commission (“SEC”) on July 19, 2005.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

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

Although all sales are final, we accept returns of products in certain circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of revenue. As of September 30, 2005 and December 31, 2004, respectively, $358,000 and $420,000 was recorded as a reduction of accounts receivable.

On July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase® system includes separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered element. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of September 30, 2005 and December 31, 2004 is $1,368,000 and $1,871,000, respectively, of deferred revenue attributable to the undelivered elements which primarily consist of training and installation.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of September 30, 2005 and December 31, 2004 is $896,000 and $597,000, respectively, of deferred revenue for our extended warranty contracts.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $117,000 and $311,000 for the three and nine months ended September 30, 2005, respectively, and $135,000 and $407,000 for the three months and nine months ended September 30, 2004, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Provision for Warranty Expense

Products sold directly to end users are under warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to 14 months. We estimate warranty costs at the time of product shipment based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue.

Changes in the product warranty accrual, including expenses incurred under our initial and extended warranties, for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
Beginning balance	$911,000	$727,000
Provision for estimated warranty cost	2,559,000	1,816,000
Warranty expenditures	(2,499,000)	(1,644,000)

Ending balance	$971,000	$899,000

Stock-based Compensation

We measure compensation expense for stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of operations. For the three and nine months ended September 30, 2005 we recognized compensation expense in the amount of $0 and $189,000, respectively, related to a cashless option exercise. For the three and nine months ended September 30, 2004, no compensation expense was recognized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net (loss) income	$(5,231,000)	$(1,125,000)	$(16,284,000)	$344,000
Add: Stock-based employee compensation expense included in net loss	—	—	189,000	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all the awards, net of related tax effects	(863,000)	(530,000)	(2,900,000)	(1,479,000)

Pro-forma net loss	$(6,094,000)	$(1,655,000)	$(18,995,000)	$(1,135,000)

Basic and diluted net (loss) income per share:
Reported	$(0.23)	$(0.05)	$(0.71)	$0.01
Pro-forma	$(0.26)	$(0.07)	$(0.83)	$(0.05)

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005	2004
Expected term (years)	N/A	*	3.50	4.00	3.50
Volatility	N/A	*	66%	63%	65%
Annual dividend per share	N/A	*	$0.06	$0.06	$0.06
Risk free interest rate	N/A	*	2.89%	3.72%	2.98%
Weighted average fair value	N/A	*	$4.08	$4.17	$6.36

*	There were no stock option grants during the three months ended September 30, 2005, so the factors for the assumptions are shown as “Not Applicable.”

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

Stock options totaling 3,742,000 for both the three and nine months ended September 30, 2005 and stock options totaling 3,396,000 and 514,000 for the three and nine months ended September 30, 2004, respectively, were not included in the diluted (loss) earnings per share amounts as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding—basic	23,150,000	23,409,000	22,984,000	23,380,000
Dilutive effect of stock options and warrants	—	—	—	1,095,000

Weighted average shares outstanding—diluted	23,150,000	23,409,000	22,984,000	24,475,000

Inventory

We value inventory at the lower of cost or market (determined by the first-in, first-out method). We periodically evaluate the carrying value of inventory and maintain an allowance for obsolescence to adjust the carrying value to the lower of cost or market, based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. The allowance for obsolescence is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Components of inventory, net of an allowance for excess and obsolete items of $1,161,000 and $687,000 as of September 30, 2005 and December 31, 2004, respectively, were as follows:

	September 30, 2005	December 31, 2004
Materials	$3,868,000	$4,842,000
Work-in-process	2,066,000	887,000
Finished goods	4,593,000	2,451,000

Inventory	$10,527,000	$8,180,000

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

Property, plant and equipment consisted of the following:

	September 30, 2005	December 31, 2004
Land	$288,000	$321,000
Building	791,000	883,000
Leasehold improvements	279,000	209,000
Equipment and computers	2,583,000	1,897,000
Furniture and fixtures	996,000	761,000

	4,937,000	4,071,000
Accumulated depreciation and amortization	(1,567,000)	(1,046,000)

Property, plant and equipment, net	$3,370,000	$3,025,000

Intangible Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2004 and 2005 and concluded there had not been an impairment. During the fourth quarter of 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD™ product, which was first sold during the fourth quarter of 2004. This conclusion was due to the increased competition for relatively low-priced laser devices. As a result, the actual sales of Diolase Plus™ were below our original expectations and we expect this trend to continue. We estimated the fair value of the Diolase Plus trade name using our revised strategy and based on a relief from royalty approach using discounted cash flows from revised projected Diolase Plus revenue. The $747,000 excess of the carrying value over the asset’s estimated fair value has been recorded as a charge to operations during the year ended December 31, 2004. We performed our analysis at December 31, 2004 as a result of the change in our business strategy in December 2004, which we believed warranted an updated assessment. Based on the updated impairment analysis performed at December 31, 2004, no events or changes in circumstances indicate that an asset might be impaired. We will continue to monitor circumstances and events for possible impairment, and in any event we will perform our next annual impairment test in June 2006 in accordance with our historical practice.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the three and nine months ended September 30, 2005, of $93,000 and $268,000, respectively, and $62,000 and $187,000, respectively, for the same periods of 2004. Other intangible assets consist of an acquired customer list and a non-compete agreement.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents details of our intangible assets, related accumulated amortization and goodwill:

	As of September 30, 2005			As of December 31, 2004
	Adjusted Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4 -10 years)	$1,814,000	$(467,000)	$1,347,000	$1,284,000	$(280,000)	$—	$1,004,000
Trademarks (6 years)	69,000	(69,000)	—	69,000	(69,000)	—	—
Trade names (Indefinite life)	232,000	—	232,000	979,000	—	(747,000)	232,000
Other (4 - 6 years)	593,000	(248,000)	345,000	593,000	(167,000)	—	426,000

Total	$2,708,000	$(784,000)	$1,924,000	$2,925,000	$(516,000)	$(747,000)	$1,662,000

Goodwill (Indefinite life)	$2,926,000	$—	$2,926,000	$2,926,000	$—	$—	$2,926,000

Non-operating (loss) income, net

Non-operating (loss) income, net consists of interest income and expense, marketable securities gains and losses and foreign currency gains and losses. The operations and cash flows of our German subsidiary, for which the Euro is the functional currency, are translated to U.S. dollars at average exchange rates during the period and its assets and liabilities are translated at the end-of-period exchange rates. Translation gains or losses related to the net assets located in Germany are shown as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign currency gains or losses relating to sales and purchase transactions which are denominated in other than U.S. dollars are shown as a net gain or loss in the consolidated statements of income.

The following table presents details of non-operating (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(Loss) gain on foreign currency transactions	$(30,000)	$14,000	$(334,000)	$46,000
Interest income	124,000	177,000	457,000	315,000
Interest expense	(110,000)	(12,000)	(213,000)	(33,000)
(Loss) gain on marketable securities	—	95,000	(45,000)	95,000

	$(16,000)	$274,000	$(135,000)	$423,000

New Accounting Pronouncements

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

In December 2004, the FASB issued FASB Staff Position FAS No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. Pursuant to the AJCA, we will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB revised and reissued SFAS No. 123-R, “Share-Based Payment,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The standard was to become effective July 1, 2005. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” to provide public companies additional guidance in applying the provisions of SFAS No. 123-R. Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123-R with certain existing staff guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123-R. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, SFAS No. 123-R will not become effective for us until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). We plan to adopt SFAS No. 123-R on January 1, 2006. We currently are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

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

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

Our investments are comprised of U.S. government notes and bonds and have been categorized as available-for-sale. We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as “available-for-sale” are reported at fair value with unrealized gains (losses) recorded as a component of comprehensive loss until realized. In the event the fair value of an investment declines and is deemed to be other than temporary, we write down the carrying value of the investment to its fair value. As of September 30, 2005, no securities were impaired. The following summarizes our investments as of September 30, 2005:

	Amortized Cost	Unrealized Loss	Fair Value
Short-term :
U.S. Treasury debt securities	$10,039,000	$(105,000)	$9,934,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $115,000 and $126,000 of customer deposits at September 30, 2005 and December 31, 2004, respectively.

Components of accrued liabilities were as follows:

	September 30, 2005	December 31, 2004
Payroll and benefits	$2,687,000	$2,733,000
Warranty expense	971,000	911,000
Sales tax	481,000	1,185,000
Amounts due to customers	444,000	414,000
Professional services	1,973,000	2,407,000
Other	508,000	817,000

Total accrued liabilities	$7,064,000	$8,467,000

We reimburse our customers for their costs related to certain marketing programs. On our purchase orders we state the amount that we will reimburse the customers, which is recorded as a reduction of revenue when revenue of the purchase order is recognized. Amounts due to customers represent our obligation to reimburse our customers for these programs.

NOTE 5 – STOCKHOLDERS’ EQUITY

Net shares issued as a result of stock option exercises for the three and nine months ended September 30, 2005 totaled 217,000 and 324,000 shares, respectively, which resulted in net proceeds of approximately $731,000 and $1,226,000, respectively. Shares issued as a result of stock option exercises for the three and nine months ended September 30, 2004 totaled 90,000 and 335,000 shares, respectively, which resulted in proceeds of approximately $284,000 and $977,000, respectively.

In August 2005, our Board of Directors voted to discontinue our dividend policy of paying a cash dividend of $0.01 per share every other month which the Board had adopted in July 2004. Dividends totaling $235,000 were declared and paid for both the three and nine months ended September 30, 2004 to stockholders of record under this program. For the three and nine months ended September 30, 2005, dividends totaling $230,000 and $689,000, respectively, were declared and paid to stockholders of record under this program.

In January 2005, we issued 361,664 shares of common stock and a five-year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock placed into escrow related to the legal settlement with Diodem, LLC (“Diodem”). See Note 8—COMMITMENTS AND CONTINGENCIES.

In July 2004, our Board of Directors authorized a 1.25 million share repurchase program. In August 2004, our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total shares repurchase program to 2.0 million shares of our common stock. During the year ended December 31, 2004, we repurchased approximately 1,963,500 shares at an average price of $8.35 per share, of which approximately 1.5 million shares at an average price of $8.81 per share were repurchased as of September 30, 2004. No repurchase was made during the three and nine months ended September 30, 2005.

In March 2004, as a result of the completion of a public underwritten offering, we issued 2,500,000 shares of common stock at an offering price of $18.50 per share. Gross proceeds from the offering were $46,250,000, before underwriting discounts and commissions of $2,875,000. In connection with the offering, we incurred direct expenses of approximately $1,507,000, which had been included in other assets and were reclassified as a reduction of additional paid-in capital when the common stock was issued.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 – COMPREHENSIVE (LOSS) INCOME

Components of comprehensive (loss) income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(5,231,000)	$(1,125,000)	$(16,284,000)	$344,000
Other comprehensive (loss) income items:
Foreign currency translation adjustments	15,000	52,000	(25,000)	(6,000)
Unrealized gain (loss) on marketable securities	(49,000)	56,000	(91,000)	(46,000)

Comprehensive (loss) income	$(5,265,000)	$(1,017,000)	$(16,400,000)	$292,000

NOTE 7 – INCOME TAXES

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 would not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21,100,000 as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management continues to evaluate the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically. As of September 30, 2005 we determined that a valuation allowance is still required. As a result of the valuation allowance, we recognized a modest tax provision that primarily related to our foreign operations and certain U.S. deferred tax liabilities that could not be offset against our deferred tax assets. We will continue to evaluate the potential realization of our deferred tax assets during the remainder of 2005 to determine whether the valuation allowance should be reduced.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases and commitments

We lease our manufacturing facilities in San Clemente, California, certain equipment and automobiles under operating lease arrangements. Future minimum rental commitments under operating leases and under other contractual obligations as of September 30, 2005 for each of the years ending December 31 are as follows:

Remainder of 2005	$180,000
2006	334,000
2007	66,000
2008	31,000
2009	25,000
2010	25,000

Total	$661,000

Licensed patent rights

In February 2005, we purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2,000,000 including related transaction costs, from Surgilight, Inc. (“Surgilight”). Additional consideration totaling $200,000 will be expensed as incurred in 2006 through 2010, in accordance with FAS No. 2, “Accounting for Research and Development Costs.” We utilized the services of a professional firm in determining the fair value of the patent rights for technology and to determine the appropriate accounting treatment for this purchase.

Employee arrangements and other compensation

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2005, our Board of Directors resolved to make a one-time payment of $90,000 to Mr. George d’Arbeloff in connection with his service as audit committee chair and the extraordinary efforts he contributed in connection with the 2004 audit (and contemporaneous restatement of 2002 and 2003 financial statements). This amount was recorded as an expense in the third quarter of 2005.

Litigation

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The cases are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of September 30, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC , or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3,000,000 in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3,500,000), and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7,000,000 excluding the value of the shares held in escrow, which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6,400,000 for the settlement of the existing litigation with $3,000,000 included in current liabilities and $3,400,000 recorded as a long-term liability. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We determined the fair value of the warrants, which totaled $443,000 using the Black-Scholes model with the following assumptions:

Term	5 years
Volatility	67%
Annual dividend per share	$0.00
Risk-free interest rate	3.73%

The warrants and common stock were issued in January 2005.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of September 30, 2005, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss contingency.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

Securities and Exchange Commission Inquiry

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition. We received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We provided information to the SEC and if we receive any additional requests for information, we intend to continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded.

NOTE 9 – SEGMENT INFORMATION

We currently operate in a single business segment. Revenue of our Waterlase system, our principal product, represented 78% and 83% of net revenue for the three and nine months ended September 30, 2005, respectively, and 80% and 81%, respectively, for the same periods of 2004. For the three and nine months ended September 30, 2005, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 11% and 10%, respectively, of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 17% and 18%, respectively, of the net revenue. For the three and nine months ended September 30, 2004, sales in EMEA accounted for approximately 14% and 12%, respectively, of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 12% and 15%, respectively, of our net revenue. Net revenue by geographic location based on the location of customers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$8,447,000	$9,162,000	$31,043,000	$30,325,000
Europe, Middle East and Africa	1,291,000	1,711,000	4,347,000	5,207,000
Canada, Asia, Latin America and Pacific Rim	1,917,000	1,437,000	7,632,000	6,046,000

	$11,655,000	$12,310,000	$43,022,000	$41,578,000

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 – CONCENTRATIONS

Many of our customers finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser, although it is the dentist who is our customer and to whom we market and sell and from whom we receive the initial binding purchase commitment. Net revenue generated from dentists who financed their purchase through one leasing company was approximately 33% and 32%, respectively, for the three and nine months ended September 30, 2005, and 33% and 32%, respectively, for the same periods of 2004. Other than these transactions, no distributor or customer accounted for more than 10% of net revenue for the three months and nine months ended September 30, 2005 and September 30, 2004.

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales activity to the one leasing company mentioned above. Accounts receivable for the one leasing company totaled $1,560,000 and $608,000, respectively, at September 30, 2005 and September 30, 2004. We had accounts receivable from one distributor that totaled $716,000 as of September 30, 2005. No other single customer accounted for more than 10% of our accounts receivable at September 30, 2005 or September 30, 2004.

Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. We have no written supply contracts with our key suppliers; instead, we purchase certain materials and components using purchase orders that are subject to change, deferral or cancellation with only limited notice to the suppliers.

NOTE 11 – BANK LINE OF CREDIT

At September 30, 2005, we had a $10.0 million credit facility with a bank. On September 19, 2005, the Company entered into a third amendment to our credit facility with the bank which extended the term from September 30, 2005 to September 30, 2006. In addition, certain material covenants of the credit facility were modified to decrease the required minimum tangible net worth from $30.0 million to $24.0 million, decrease the required minimum balance of cash (including investments in U.S. Treasuries) from $20.0 million to $12.0 million, and amend the quarterly profitability condition commencing with the fiscal quarter ended March 31, 2006. At September 30, 2005, $5.0 million was outstanding on the credit facility. Borrowings under the facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice and are payable on demand upon expiration of the facility. All borrowings during the first nine months of 2005 were at prime rate. We granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the Company. As of September 30, 2005, we were non-compliant with our covenants relating to minimum tangible net worth and debt to tangible net worth for which we received a waiver in November 2005.

In November 2005, we also entered into a fourth amendment to our credit facility with the bank which eliminates all of our financial covenants, including the minimum cash balance of $12.0 million. Under the new amendment, we agreed to collaterize the facility with our short-term investment in U.S. Treasury debt securities which had a fair market value of $9.9 million as of September 30, 2005, which is shown as short-term investment, restricted on our consolidated balance sheets.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

In April 2005, we received a notification from The NASDAQ Stock Market, Inc. concerning our failure to comply with the requirement for continued listing set forth in NASD Marketplace Rule 4310(c) (14), which requires that a listed company file with NASDAQ all reports and other documents filed or required to be filed with the SEC. In July 2005, NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K for the fiscal year ended December 31, 2004, certain restatements with respect to our historical financial statements, and our Form 10-Q for the fiscal quarter ended March 31, 2005 and to otherwise meet all necessary listing standards of the NASDAQ National Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) amended Form 10-Qs for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file our Forms 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005. In August 2005, we received additional notices from NASDAQ regarding the late filing of the second quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file our first and second quarter Forms 10-Q, and to otherwise meet all necessary listing standards. We filed our first and second quarter Forms 10-Q on September 30, 2005. On October 6, 2005, we announced that we had received notice from NASDAQ that we had evidenced compliance with all requirements for continued listing and that our trading symbol had been restored to “BLTI.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement With Respect To Forward-Looking Information

This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing costs and expansion of our operations, the impact of competition and of technological advances, the risks set forth below under “Risk Factors,” and other risks detailed in reports we filed with the SEC. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update any forward-looking statements for any reason.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatements of our unaudited consolidated financial statements contained in Form 10-Q/A (Amendment No. 2) for the three months and nine months ended September 30, 2004 which we filed with the SEC on July 19, 2005. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed Form 10-Q for the corresponding periods.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004 as well as the Summary of Significant Accounting Policies in Note 2 to the unaudited Consolidated Financial Statements included in this report. For the three and nine months ended September 30, 2005 there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Overview

The following discussion includes the operations of BIOLASE Technology, Inc. and our subsidiaries for each of the periods discussed.

We are the world’s leading dental laser company. We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principle products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets.

We are currently pursuing regulatory approval to market and sell our Waterlase system in Japan. Since 1998, we have sold approximately 4,000 Waterlase systems and more than 5,390 laser systems in over 45 countries.

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

The Diode system, together with our Waterlase system, offers practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and disposables for our laser systems, such as hand pieces, laser tips and tooth whitening gel. The Waterlase system comprised 83% and 81% of our total revenue for the nine months ended September 30, 2005 and 2004, respectively. The Diode system comprised 9% and 10% of our total revenue for the same periods.

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

Three and nine months ended September 30, 2005 compared with three and nine months ended September 30, 2004

Net revenue for the third quarter of 2005 decreased from $12.3 million to $11.7 million, or 5.3% less than the third quarter of 2004. Net revenue for the first nine months of 2005 increased $1.4 million or 3.5% compared with the same period in 2004. We have experienced a shift in our sales which was first observed in the second quarter of 2004 and has continued through the third quarter of 2005. We believe this shift primarily involves the makeup of our end customer, whereby we are in a transition from selling to “innovators” to a larger more sustainable “early adoptor” market segment. We believe this market segment typically is associated with a longer selling cycle. We believe the size of the potential market, our position within that market and the expected long-term quality and reliability of our product offerings are fundamentally unchanged; however, the change in the rate of growth has caused us to examine our sales and marketing strategies. In addition, we have experienced a decline in buying activity due to start up issues and design changes associated with our Waterlase MD product, which we believe is causing some of our customers to defer their ultimate purchasing decision.

We incurred an operating loss of $5.2 million and $16.0 million for the three and nine months ended September 30, 2005, respectively, compared to an operating loss of $2.1 million and operating income of $149,000 for the same periods in 2004. Our cost of revenue has been impacted by higher production costs and design improvements of our Waterlase MD, costs as a result of recent quality issues and the cost of customer training. Our sales and marketing expense has increased due to higher salaries and sales commissions, convention and speaker fees, and general overhead costs. General and administrative expense increased due to the cost of audit fees for our 2004 year end audit and expenses associated with our Sarbanes-Oxley Section 404 compliance, headcount increases, with an offset to the total by a reduction of legal fees. Engineering and development expense included costs of $2.0 million in the first quarter of 2005 to purchase a license to use certain patent rights from Surgilight for technology related to the field of presbyopia and the related expenses of the transaction.

We had a net loss of $5.2 million or $0.23 per diluted share for the third quarter of 2005 and a net loss of $16.3 million or $0.71 per diluted share for the nine months ended September 30, 2005. Net loss for the third quarter of 2004 was $1.1 million or $0.05 per diluted share net loss for the three months ended September 30, 2004 and net income of $344,000 or $0.01 per diluted share for the nine months of 2004.

Results of Operations

The following table sets forth comparative statements of operations data ($000):

	Three Months Ended September 30,		Increase (Decrease)	Percent of Revenue
				Three Months Ended September 30,
	2005	2004		2005	2004
Net revenue	$11,655	$12,310	$(655)	100%	100%
Cost of revenue	6,351	5,167	1,184	54.5	42.0

Gross profit	5,304	7,143	(1,839)	45.5	58.0

Other income, net	16	16	—	0.1	0.1

Operating expenses:
Sales and marketing	6,058	5,713	345	52.0	46.4
General and administrative	3,252	2,545	707	27.9	20.6
Engineering and development	1,196	1,045	151	10.3	8.5

Total operating expenses	10,506	9,303	1,203	90.2	75.5

(Loss) income from operations	(5,186)	(2,144)	(3,042)	(44.6)	(17.4)
Non-operating (loss) income, net	(16)	274	(290)	(0.1)	2.2

(Loss) income before income taxes	(5,202)	(1,870)	(3,332)	(44.7)	(15.2)
(Provision) benefit for income taxes	(29)	745	(774)	(0.3)	6.1

Net (loss) income	$(5,231)	$(1,125)	$(4,106)	(45.0)%	(9.1)%

	Nine Months Ended September 30,		Increase (Decrease)	Percent of Revenue
				Nine Months Ended September 30,
	2005	2004		2005	2004
Net revenue	$43,022	$41,578	$1,444	100%	100%
Cost of revenue	22,067	16,469	5,598	51.3	39.6

Gross profit	20,955	25,109	(4,154)	48.7	60.4

Other income, net	48	48	—	0.1	0.1

Operating expenses:
Sales and marketing	18,467	16,713	1,754	42.9	40.1
General and administrative	13,230	5,772	7,458	30.8	13.8
Engineering and development	5,289	2,523	2,766	12.3	6.1

Total operating expenses	36,986	25,008	11,978	86.0	60.0

(Loss) income from operations	(15,983)	149	(16,132)	(37.2)	0.5
Non-operating (loss) income, net	(135)	423	(558)	(0.3)	1.0

(Loss) income before income taxes	(16,118)	572	(16,690)	(37.5)	1.5
Provision for income taxes	(166)	(228)	62	(0.4)	(0.6)

Net (loss) income	$(16,284)	$344	$(16,628)	(37.9)%	0.9%

Sales of lasers were slower in the third quarter of 2005 compared to the preceding first and second quarter of 2005. As previously mentioned, we believe that our net revenue for the third quarter of 2005, as well as the second quarter of 2005, has been impacted by delayed purchasing decisions associated with design changes of our Waterlase MD. We believe this purchasing pattern may also impact our fourth quarter of 2005.

Domestic sales comprised approximately 72% of total sales for both the three and nine months ended September 30, 2005 compared to approximately 74% and 73% of total sales for the same periods in 2004, respectively. The lower percentage total for the third quarter of 2005 is associated with the aforementioned Waterlase MD design changes and deferred purchasing decisions of our customers. We believe this buying trend may continue through the fourth quarter of 2005.

Sales of our Waterlase system accounted for approximately 78% and 83% of net revenue for the three and nine months ended September 30, 2005, respectively, compared to approximately 80% and 81% for the same periods of 2004. For the year ended December 31, 2004, Waterlase system sales were 84% of net revenue. We expect that our Waterlase system will account for approximately 80% to 85% of net revenue for 2005.

Significant estimates affecting sales include the reserve for sales returns. The reserve is based on historical experience from 1998 through the present. Our overall historical trend stayed consistent for the third quarter of 2005. Our reserve for sales returns resulted in a net decrease of $62,000, from $420,000 at December 31, 2004 to $358,000 at September 30, 2005.

Gross margin decreased from 58.0% to 45.5% from the third quarter of 2004 compared to the third quarter of 2005 as a result of higher production costs, costs of redesign of the Waterlase MD related to quality improvements, and the costs of customer training associated with our multiple element arrangements, which are classified as cost of revenue. Training negatively impacted gross margins for the three and nine months ended September 30, 2005 by 2% and 3%, respectively, compared to the impact on gross margins for the three and nine months ended September 30, 2004, of 3% and 3%, respectively. We believe that our gross margin will continue to be impacted until our Waterlase MD reaches a mature state of production, which will impact the full fiscal year of 2005. We expect that increased manufacturing costs associated with the Waterlase MD will continue until our factory has achieved a proper balance between all products and throughput efficiency is maximized. In addition, as compared to the three and nine months ended September 30, 2004, we have increased our fixed costs of manufacturing with the addition of a new facility in May 2004 and higher labor costs for quality control, materials management and other support activities. During the first nine months of 2005, we increased our reserve for excess and obsolete inventory by $694,000 related to unusable raw materials resulting from design changes to the Waterlase MD.

Sales and marketing expense for the three and nine months ended September 30, 2005 increased $345,000 and $1.8 million, respectively, compared to the comparable prior year periods. As a percentage of net revenue, sales and marketing expense increased from 46.4% for the three months ended September 30, 2004 to 52.0% for the three months ended September 30, 2005. While some of our sales and marketing costs are fixed, most are discretionary expenditures aimed at furthering our market penetration and positioning us for sustained long-term growth. We did not reduce our discretionary expenditure level in the third quarter or first nine months of the fiscal year 2005. The increase in absolute dollars for the third quarter of 2005 compared to the third quarter of 2004 is primarily related to increases in salaries and wages of $256,000, increases in conventions and seminars of $149,000 and increases in overall infrastructure support of $871,000, offset by decreases totaling $931,000 for advertising and promotions and international operations. The increase in absolute dollars for the nine months of 2005 compared to the nine months of 2004 is primarily related to increases of $416,000 for higher salaries and commissions, $878,000 for conventions and seminars, $369,000 for overall infrastructure support, and $92,000 for our international operations. During the first quarter and continuing into the second quarter, we realigned our domestic sales force affecting sales representative commission and territory configurations. As part of this planned process, we experienced some involuntary and voluntary attrition in the sales force. While we believe that the effects of these changes will allow us to better service our customers, especially those in the “early adoptor” market segment, there continues to be an impact on product sales as the newly configured sales force ramps up to a full state of productivity resulting in lower sales volume for the three months ended September 30, 2005. As of September 30, 2005, we had 35 direct sales staff in North America and seven direct sales staff covering Europe. We expect our sales and marketing expense to continue to increase in the fourth quarter of 2005, in large part due to increases in costs associated with education and training of potential customers which is an essential component of our effort to increase market acceptance of laser technology and our products. We expect sales and marketing expense to decrease as a percentage of revenue in the fourth quarter of 2005.

Although we are the market leader in our industry, we must continue to invest in traditional marketing and education. This is the reason we formed the World Clinical Laser Institute, or WCLI, and why we continually seek to form alliances with teaching programs in the U.S. and globally. The WCLI is now the world’s largest teaching institute for laser dentistry. Although we charge tuition to customers which is included in revenue to help offset the cost of the WCLI conferences, the increasing number and size of WCLI conferences represented a total cost to us in the three and nine months ended September 30, 2005 of approximately $1.4 million and $4.9 million, respectively, of which approximately 30% and 46%, respectively, is included in cost of revenue, as described above, and approximately 70% and 54%, respectively, is included in sales and marketing expense. In comparison, the costs for the third quarter of 2004 were approximately $953,000 of which 52% was included in cost of revenue and 48% was included in sales and marketing expense. The costs for the first nine months of 2004 were approximately $2.9 million of which 51% was included in cost of revenue and 49% was included in sales and marketing expense.

General and administrative expense was $3.3 million in the third quarter of 2005, compared to $2.5 million for the third quarter of 2004, representing an absolute dollar increase of $707,000 and an increase from 20.6% of net revenue for the third quarter of 2004 to 27.9% of net revenue for the third quarter of 2005. For the nine months ended September 30, 2005 general and administrative expense increased $7.5 million compared to the nine months of 2004. The most significant portions of this increase for the third quarter related to increased professional fees of $377,000 associated with the audit of 2004 and the restated financial statements (an increase of $3.1 million comparing the first nine months of 2005 to the comparable period of 2004). Other personnel and administrative costs increased approximately $622,000 and $2.7 million for the three and nine months ended September 30, 2005, respectively, as compared to the comparable periods of 2004, representing increased infrastructure in finance, information technology, human resources and administration, in response to meeting the ongoing compliance standards related to the Sarbanes-Oxley Act. The costs related to compliance with the Sarbanes-Oxley Act, which included professional fees as well as temporary labor, increased $132,000 when comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, however the increase for the first nine months of 2005 to the comparable period of 2004 was $1.7 million. The total increase in expense for the three months ended September 30, 2005 was offset by a decrease in legal fees of $424,000 primarily associated with the settlement of the lawsuit with Diodem. The increase in our general and administrative expense for the nine months ended September 30, 2005 was offset by a gain in the amount of $99,000 on the abatement of penalties and interest on sales tax during the period. We expect general and administrative expense of the third quarter of 2005 to stay relatively constant in the fourth quarter of 2005.

Engineering and development expense for the three and nine months ended September 30, 2005 was $1.2 million and $5.3 million, respectively, representing an increase of $151,000 and $2.8 million, respectively, compared to the same periods of 2004. As a percentage of net revenue, engineering and development expense increased from 8.5% for the third quarter of 2004 to 10.3% for the third quarter of 2005, and from 6.1% for the first nine months of 2004 to 12.3% for the first nine months of 2005. The increase in the third quarter of 2005 is due primarily to higher employee costs and patent fees and overall infrastructure support costs attributable to engineering and development, offset by special project costs incurred in the prior year. The increase in the nine month period is primarily the result of our acquiring a license to use certain patent rights totaling $2.0 million from Surgilight in the field of presbyopia and the related expenses of the transaction. We did not acquire the underlying patents, nor was there a business combination in connection therewith. Under the terms of the agreement, we will pay an additional $200,000 in total to Surgilight commencing in 2006 through 2010. The entire consideration, including the transaction costs, has been expensed as in-process research and development. The remaining $200,000 will be expensed as incurred, in accordance with FAS No. 2, “Accounting for Research and Development Costs.” We utilized the services of a professional firm in determining the fair value of the patent rights for technology and to determine the appropriate accounting treatment for this purchase. During the third quarter of 2005, we filed with the FDA for market approval to use our laser technology in the field of ophthalmology and oculoplasty. Our filing with the FDA requested marketing clearance for the OCULASE MD™ laser designed to perform various indications for general tissue ablation, anterior capsulotomy (secondary cataract removal), skin resurfacing, and treatment of wrinkles of tissue surrounding the eye and orbit. We believe that this filing represents a significant milestone for our research and development efforts in new fields of medical use for our lasers. We expect to modestly increase our spending in product development during the remainder of 2005, excluding the cost of this license during the first quarter of 2005.

We realized a net non-operating loss of $16,000 and $135,000, respectively, for the three and nine months ended September 30, 2005 compared to a net non-operating gain of $274,000 and $423,000 for the same periods in 2004. Interest income decreased by $53,000 for the three months ended September 30, 2005 due to lower average cash balances during the third quarter of 2005 compared to the same period of the prior year. For the nine months ended September 30, 2005 interest income increased $142,000 compared to the same period of 2004, primarily related to higher cash balances under investment for the first half of 2005 and slightly higher interest rates. Interest expense for the three and nine months of 2005 was $110,000 and $213,000, respectively, compared to $12,000 and $33,000 for the same periods in the prior year, primarily related to more borrowing activity on our line of credit. We incurred a loss on the sale of marketable securities of $0 and $45,000 for the three and nine months ended September 30, 2005, respectively, compared to a gain realized on the sale of marketable securities of $95,000 for the comparable three and nine months of the prior year. A portion of the net non-operating gain/loss represents a foreign currency transaction loss of $30,000 for the third quarter of 2005 compared to a gain of $14,000 in the third quarter of 2004. For the first nine months of 2005, we realized a foreign currency transaction loss of $334,000 compared to a gain of $46,000 for the same period in 2004. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, which is the only non-U.S. dollar denominated currency in which we have transacted business.

Based upon our operating losses during 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2004 would not be realized. Consequently, we recorded a valuation allowance for our net deferred tax asset in the amount of $21.1 million as of December 31, 2004. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management continues to evaluate the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically. As of September 30, 2005, we determined that a valuation allowance is still required. As a result of the valuation allowance, we recognized a modest tax provision that primarily related to our foreign operations and certain U.S. deferred tax liabilities that could not be offset against our deferred tax assets. We will continue to evaluate the potential realization of our deferred tax assets during the remainder of 2005 to determine whether the valuation should be reduced.

Liquidity and Capital Resources

At September 30, 2005, we had approximately $14.2 million in net working capital, a decrease of $15.8 million from $30.0 million at December 31, 2004. During the first nine months of 2005 we paid the $3.0 million cash portion of our obligation under the legal settlement with Diodem, $2.0 million to Surgilight, related to our acquiring a license to use certain patent rights related to the field of presbyopia, and we used approximately $13.1 million in operations, net of the payments for Diodem and Surgilight. For the nine months ended September 30, 2005, our sources of cash were net borrowings on our line of credit of $5.0 million and a net $1.2 million from the exercise of stock options, offset by the use of funds in the amount of $689,000 for the payment of dividends. Our principal source of liquidity at September 30, 2005 consisted of our cash and cash equivalents of $7.9 million, a restricted short-term investment of $9.9 million and our net availability under our credit facility.

Accounts receivable decreased 35% or $3.4 million from the end of the fourth quarter of 2004 to the end of the third quarter of 2005 primarily due to lower sales volume in the third quarter of 2005. Days sales outstanding (DSO) in accounts receivable were 54 days when measured at September 30, 2005. Net inventory increased 29% or $2.3 million from the end of the fourth quarter of 2004 to the end of the third quarter of 2005. Inventory turnover equals 2.4 turns per year when measured at September 30, 2005.

During the quarter ended March 31, 2005, we issued 361,664 shares of our common stock (valued at approximately $3.5 million) and a five-year warrant (valued at approximately $443,000) exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share, in addition to the $3.0 million cash payment, for the legal settlement with Diodem. In addition, if certain criteria specified in the agreement are satisfied before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7.0 million, excluding the value of the shares held in escrow which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

At September 30, 2005, we had a $10.0 million credit facility with a bank. On September 19, 2005, the Company entered into a third amendment to our credit facility with the bank which extended the term from September 30, 2005 to September 30, 2006. In addition, certain material covenants of the credit facility were modified to decrease the required minimum tangible net worth from $30.0 million to $24.0 million, decrease the required minimum balance of cash (including investments in U.S. Treasuries) from $20.0 million to $12.0 million, and amend the quarterly profitability condition commencing with the fiscal quarter ended March 31, 2006. At September 30, 2005, $5.0 million was borrowed on the credit facility. Borrowings under the facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice and are payable on demand upon expiration of the facility. All borrowings during the first nine months of 2005 were at prime rate. We granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the Company. As of September 30, 2005, we were non-compliant with our covenants relating to minimum tangible net worth and debt to tangible net worth for which we received a waiver in November 2005.

In November 2005, we also entered into a fourth amendment to our credit facility with the bank which eliminates all of our financial covenants, including the minimum cash balance of $12.0 million. Under the new amendment, we agreed to collaterize the facility with our short-term investment in U.S. Treasury debt securities which had a fair market value of $9.9 million as of September 30, 2005, which is shown as short-term investment, restricted on our consolidated balance sheets.

We had no material commitments for capital expenditures as of September 30, 2005 and have not entered into any material commitments after that date.

The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2005, the three months ending December 31, 2005, and for the years ending December 31, thereafter:

	Outstanding at September 30, 2005	Three Months Ending December 31, 2005	Years Ending December 31,
			2006	2007	2008	2009	2010
Operating leases and commitments	$661,000	$180,000	$334,000	$66,000	$31,000	$25,000	$25,000

We believe that our current cash balances, investments, and borrowing capability will be adequate to meet our capital requirements and sustain our operations for the next twelve months. Our future capital requirements will depend on many factors, including the extent and timing of the rate at which our business grows, if at all, with corresponding demands for working capital and manufacturing capacity. We may be required to seek additional funding through either debt financing, or public or private equity, or a combination of funding methods to meet our capital requirements and sustain our operations. However, additional funds may not be available on terms acceptable to us or at all.

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

In December 2004, the FASB issued FASB Staff Position FAS No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. Pursuant to the AJCA, we will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB revised and reissued SFAS No. 123-R, “Share-Based Payment,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The standard was to become effective July 1, 2005. In March 2005, the SEC released SAB No. 107, “Share-Based Payment,” to provide public companies additional guidance in applying the provisions of SFAS No. 123-R. Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123-R with certain existing guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123-R. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, SFAS No. 123-R will not become effective until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). We plan to adopt SFAS No. 123-R on January 1, 2006. We currently are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends part of ARB No. 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS No. 151 is required to be adopted for fiscal years beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

RISK FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

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

Fluctuations in our revenue and operating results could cause the market price of our common stock to decline.

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. If our quarterly revenue or operating results fall below the expectations of investors, analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our revenue and operating results include, among others, the following:

•	variation in demand for our products, including seasonality

•	our ability to research, develop, market and sell new products and product enhancements in a timely manner

•	our ability to control costs

•	our ability to control quality issues with our products

•	the size, timing, rescheduling or cancellation of orders from distributors

•	the introduction of new products by competitors

•	the length of and fluctuations in sales cycles

•	the availability and reliability of components used to manufacture our products

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general

•	the mix of our domestic and international sales and the risks and uncertainties associated with international business

•	costs associated with any acquisitions of technologies and businesses

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar state laws

•	developments concerning the protection of our intellectual property rights

•	catastrophic events such as hurricanes, floods and earthquakes, which can affect our ability to advertise, sell and distribute our products, including through national conferences held in regions in which these disasters strike

•	global economic, political and social events, including international conflicts and acts of terrorism

The expenses we incur are based, in large part, on our expectations regarding future net revenue. In particular, we expect to continue to incur substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, we may be unable to reduce expenses quickly enough to avoid losses if we experience a decrease in net revenue. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

We may have difficulty achieving profitability and may experience additional losses.

We recorded a net loss of $16.3 million for the nine months ended 2005, due partly to our professional fees related to the 2004 audit and restated financial statements and Sarbanes-Oxley Act, $2.0 million related to the purchase of license to use certain patent rights from Surgilight, including the transaction costs and increased expenses as a result of quality issues with our products that we are addressing. We also experienced a loss in fiscal 2004 of $23.2 million, of which $14.4 million was attributable to the recording of a valuation allowance associated with our deferred tax assets. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to produce. If our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We have experienced such non-compliance with manufacturing specifications in the past and may continue to experience such in the future, which could lead to higher costs of revenue and thus reduced gross margins.

Our products may contain defects that cannot be repaired easily and inexpensively, and we have experienced in the past and may experience some or all of the following:

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

Our distributors may cancel, reduce or delay orders of our products, any of which could reduce our revenue.

We employ direct sales representatives in certain European countries; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the nine months ended September 30, 2005, net revenue to distributors accounted for approximately 16% of our total sales, and no distributor accounted for more than 10% of our net revenue. Our ability to maintain or increase our net revenue will depend in large part on our success in developing and maintaining relationships with our distributors. The loss in the number of our distributors or a reduction in, cancellation of or change in the size or timing of orders from our distributors or any problems collecting accounts receivable from our distributors could reduce our net revenue. In addition, we may experience lengthy delays and incur substantial costs if we are required to replace distributors or retain direct sales representatives for such territories in the future.

We must continue to procure materials and components on commercially reasonable terms and on a timely basis to manufacture our products profitably. We have some single-source suppliers.

We have no written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase system are each supplied by a separate single supplier and from time to time we have experienced quality deficiencies in these materials. Unexpected interruptions in a single source supplier or quality problems in products we received from a supplier create manufacturing delays or product failures, disrupt sales and cause additional expense relating to the procurement of another supplier as well as adversely impact our cost of revenue. We may not be successful in managing any shortage, delay of, or quality control issues with respect to materials or components that we experience, and any such event could cause our business and results of operations to suffer. In particular, our gross margins for the nine months ended September 30, 2005, have been adversely impacted by higher manufacturing costs as a result of quality issues in parts supplied by third parties.

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

We manufacture our products at our California and German facilities. In order to grow our business, we must significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by the U.S. Food and Drug Administration (“FDA”), state agencies and foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements. We recently have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business will be harmed.

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

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition. In addition, we restated our consolidated financial statements for the 2002 and 2003 fiscal years, the four quarters of 2003 and the first three fiscal quarters of 2004 due to a number of factors discussed in Note 3 to our audited consolidated financial statements contained in our Form 10-K for the year ended December 31, 2004. We received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We provided information to the SEC and if we receive any additional requests for information, we intend to continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from us or commences further proceedings, including as a result of our recent restatement, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the nine months ended September 30, 2005, international sales accounted for approximately 28% of our net revenue, as compared to approximately 27% of our net revenue for the same period in 2004. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, are subject to many inherent risks, including among others:

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

We believe that international revenue will continue to represent a significant portion of our net revenue, and we intend to further expand our international operations. Our direct revenue in Europe is denominated principally in Euros, while our revenue in other international markets is in U.S. dollars. As a result, an increase in the relative value of the dollar against the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future.

Net revenue generated from products manufactured at our German facility accounted for 12% of our net revenue for the nine months ended September 30, 2005 and 8% of our net revenue in fiscal 2004. Expenses relating to our manufacturing operations in Germany are paid in Euros; therefore, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international revenue and manufacturing operations and, consequently, negatively impact our business and operating results.

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

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders may be diluted.

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

We and certain of our current and former officers have been recently named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and members of our board of directors. The cases are still in the pretrial stage and no discovery has been conducted by any of the parties. This litigation presents a distraction to our management, is expensive to conduct, and if we are unsuccessful in defending this litigation, may result in damage awards against us that would harm our financial condition and operating results.

Material increases in interest rates may harm our sales.

We currently sell our products primarily to dentists in general practice. These dentists often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates continue to increase, these financing arrangements will be more expensive to our dental customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

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

The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations

•	general economic conditions and conditions in the electronics industry

•	the perception of our business in the capital markets

•	our ratio of debt to equity

•	our financial condition

•	our business prospects

•	interest rates

If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business.

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

We have issued and will continue to issue outstanding convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. We have issued options to purchase 3,661,000 shares of our common stock that are outstanding, of which options to purchase 2,800,070 shares of common stock are exercisable. In addition, we have issued warrants to purchase an aggregate of 81,037 shares of common stock at an exercise price of $11.06 per share. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

Our financial outlook could be affected by changes in the accounting rules which govern the recognition of stock-based compensation expenses.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized no compensation charges related to stock compensation plans because the exercise price of all options granted under these plans was equal to the fair market value of the underlying common stock on the grant date, and therefore no stock-based employee compensation cost is recognized in the consolidated statements of operations. The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in the first quarter of fiscal 2006 when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will increase our compensation expenses by the additional amount of such stock option charges.

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

Management determined that material weaknesses in our internal control over financial reporting existed as of December 31, 2004, and these material weaknesses contributed to the restatement of our consolidated financial statements for the full 2002 fiscal year, the first, second, third and fourth quarters of 2003, the full 2003 fiscal year and the first, second and third fiscal quarters of 2004. These material weaknesses were discussed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Because of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2004 based on the criteria of the Internal Control—Integrated Framework. Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Subsequently, we have identified an additional material weakness related to our inventory control.

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

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005, and certain required restatements of our financial statements for prior periods, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on The NASDAQ National Market (the “NASDAQ Market”).

In April 2005, we received a notification from NASDAQ with respect to the late Form 10-K, and in July 2005, the NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K, the restatements with respect to our historical financial statements, our Form 10-Q for the first quarter ended March 31, 2005 and to otherwise meet all necessary listing standards of the NASDAQ Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) Forms 10-Q/A for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file our Form 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005. In August 2005, we received additional notices from NASDAQ regarding the late filing of the second quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file our first and second quarters Form 10-Q, and to otherwise meet all necessary listing standards. We filed our first and second quarter Forms 10-Q on September 30, 2005, and subsequently received a notice from NASDAQ that we are now in compliance with listing standards.

If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock are subject to delisting from the NASDAQ Market. If our shares of common stock are delisted from the NASDAQ Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations.

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

We currently have a line of credit in the amount of $10.0 million at the variable interest rate equivalent to the Prime rate for advances less than $500,000 and with less than two business days notice, and at LIBOR plus 2.25% for advances of $500,000 or more and with two business days notice. This line of credit currently expires on September 30, 2006. At September 30, 2005, we have an outstanding balance of $5.0 million.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in a money market account and U.S. treasury securities in which there is minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting

Due to the delayed filing of our Form 10-K for the fiscal year ended December 31, 2004 and Forms 10-Q/A for the three quarters therein, and the Forms 10-Q for the first and second fiscal quarters of 2005, we have not implemented any additional Remedial Measures described in the Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management intends to implement these measures during the course of 2005 and 2006. We had indicated in our Form 10-K for the fiscal year ended December 31, 2004 that if we failed to adequately remediate our material weaknesses by the end of our fiscal year, our management will be required to conclude that our internal control over financial reporting is ineffective. We also indicated that if we failed to remediate our significant deficiencies in our fiscal year, our management likely will be required to conclude that those significant deficiencies have become material weaknesses. We have now concluded that for the three and nine months ended September 30, 2005, some significant deficiencies involving the accuracy of our perpetual inventory system have aggregated into a material weakness resulting in adjustments to our consolidated financial statements.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2005. In light of the issues referenced in the Management’s Report on Internal Control Over Financial Reporting, contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and the new material weakness noted above for the quarter ended September 30, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. However, our Chief Executive Officer, as our principal executive officer, and our Chief Financial Officer, as our principal financial officer, believe that, once the Remedial Measures described in the aforementioned Management’s Report on Internal Control Over Financial Reporting are implemented, our internal controls will be effective to address the internal control deficiencies described in Management’s Report on Internal Control over Financial Reporting and allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates. In addition, in light of the material weaknesses previously identified, we performed additional analysis and other post-closing procedures in connection with the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The cases are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intend to vigorously defend them. As of September 30, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

During the quarter ended March 31, 2005, we issued 361,664 shares of our common stock (valued at approximately $3.5 million) and a five-year warrant (valued at approximately $443,000) exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share, in addition to the $3.0 million cash payment, for the legal settlement with Diodem. In addition, if certain criteria specified in the agreement are satisfied before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7.0 million, excluding the value of the shares held in escrow which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of September 30, 2005, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss contingency.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

ITEM 5.	OTHER INFORMATION

On July 26, 2005, we entered into separate but similar Indemnification Agreements with the following directors and officers: Federico Pignatelli, Jeffrey W. Jones, George V. d’Arbeloff, Dr. Robert Anderton, Robert E. Grant, John W. Hohener, Keith G. Bateman, James M. Haefner and Marilyn Lobel. Pursuant to the terms of the Indemnification Agreements, we agreed to indemnify such directors and officers to the fullest extent permitted under Delaware law and our Certificate of Incorporation. The Indemnification Agreements provide that, among other things, (i) we will indemnify such directors and officers if and wherever they are made party to a proceeding or are threatened to be made a party to a proceeding, (ii) we will advance all reasonable expenses incurred, whether prior to or after a final determination of a proceeding and (iii) we will use all reasonable efforts to provide and maintain directors’ and officers’ liability insurance policies.

In November 2005, we entered into a fourth amendment to our credit facility with the bank which eliminates all of our financial covenants, including the minimum cash balance of $12.0 million. Under the new amendment, we agreed to collaterize the facility with our short-term investment in U.S. Treasury debt securities which had a fair market value of $9.9 million as of September 30, 2005, which is shown as short-term investment, restricted on our consolidated balance sheets.

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Form of Warrant to Purchase Common Stock of Biolase Technology, Inc. issued to assignees of Diodem, LLC dated August 15, 2005.

10.1	Form of Indemnification Agreement between Biolase Technology, Inc. and its officers and directors.

10.2	Fourth Amendment to Credit Agreement dated November 4, 2005 between Bank of the West and Biolase Technology, Inc.

10.3	Security Agreement dated November 4, 2005 between Bank of the West and Biolase Technology, Inc.

31.1	Certification of Robert E. Grant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of John W. Hohener pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Robert E. Grant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John W. Hohener pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

BIOLASE TECHNOLOGY, INC., a Delaware corporation

By:	/s/ JOHN W. HOHENER
John W. Hohener Executive Vice President and Chief Financial Officer