Form 10-K
period 2005-12-31
BIOLASE TECHNOLOGY INC
filed 2006-03-16
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $145,568,560 on June 30, 2005, based on the closing price per share of $6.32 for the registrant’s common stock as reported on the NASDAQ National Market on such date.

As of March 9, 2006, there were 23,289,037 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

BIOLASE®, Millennium®, Pulsemaster® and WaterLase® are registered trademarks of Biolase Technology, Inc., and LaserSmile™, Diolase Plus™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Flow™, YSGG™, Soft Touch™, WaterLase MD™, HydroBeam™, SensaTouch™ and Oculase™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

CAUTIONARY NOTES REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing costs and expansion of our operations, the impact of competition and of technological advances, and the risks set forth under “Risk Factors” in Item 1A. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The information contained in this Annual Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.    B usiness

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principle products are dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We offer two categories of laser system products: our Waterlase system and our Diode systems.

Waterlase systems.    Our Waterlase systems use a patented combination of water and laser to perform most dental procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We refer to our patented interaction of water and laser as YSGG™ Laser HydroPhotonics™. In October 2004, we launched our next generation Waterlase system, the Waterlase MD. The Waterlase MD has a broad range of clinical capabilities both in dentistry and other medical disciplines. We designed the Waterlase MD to provide the clinical benefits dentists desire, while also providing the comfort sought by patients. Notable features include the HydroBeam™ LED illumination with a contra-angle 360 degree rotating handpiece as well as a SensaTouch™ laser control system with easy touch screen functionality. These are all features that make the Waterlase MD more clinically efficient, user friendly and overall more attractive for the dentist. These new features coupled with innovative, ergonomic styling and design are part of our proprietary MD technology platform. The Waterlase MD all-tissue dental laser is the new premium price-point product of our dental laser product portfolio, serving to expand our existing dental laser product line.

Diode systems.    We also offer a family of Diode laser systems, which use a semiconductor diode laser to perform soft tissue and cosmetic procedures, including tooth whitening. Our Diode systems serve the growing markets of cosmetic and hygiene procedures. In May 2004, we launched the DioLase Plus™ laser system, which is our first dental laser product that integrates the American Dental Laser product line, which we acquired in 2003, with our cutting-edge technology platform. The DioLase Plus is a fully-featured, entry-level, cosmetic, soft tissue and periodontal laser. The DioLase Plus delivers more power and features than many other competing entry-level diode laser systems. The DioLase Plus has many cosmetic and soft tissue applications, including: soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by bacteria penetration of the pocket lining and junctional epithelium.

Our Diode systems, together with our Waterlase system, offer practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and disposables for our laser systems, such as hand pieces, laser tips and tooth whitening gel. The Waterlase systems comprised 83%, 84% and 83% of our net revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The Diode systems comprised 9%, 11% and 12% of our net revenue for the same periods.

We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase® system in Japan. Since 1998, we have sold approximately 4,300 Waterlase systems, including over 1,000 Waterlase MD systems and over 6,000 laser systems in over 50 countries.

We believe there is a large market for our products in the United States and internationally. According to the American Dental Association, there are over 160,000 practicing dentists in the United States. According to the World Federation of Dentistry, an international dental organization, there are at least 700,000 dentists worldwide, and we believe that a substantial percentage of them practice in major international markets outside the United States. The use of lasers in dentistry is growing. However, we believe only a small percentage of dentists currently use laser systems, and that there is a significant opportunity to increase sales of our products worldwide.

Our goal is to establish our laser systems as essential tools in dentistry and to continue to build a leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our laser systems, particularly our Waterlase system. In 2002, we founded the World Clinical Laser Institute, an association that includes prominent dental industry leaders, to formalize our efforts to educate and train dentists and surgeons in laser dentistry. We participate in numerous other symposia and dental industry events to stimulate demand for our products. We have also developed numerous relationships with dental schools, research facilities and dental institutions, in the United States and internationally, which use our products for education and training. We believe this will expand awareness of our products among new generations of dental professionals.

We were originally formed as Societe Endo Technic, SA, or SET, in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET was moved to the United States and was merged with a public holding company, Pamplona Capital Corp. In 1994, we changed our name to BIOLASE® Technology, Inc. Since 1998, our objective has been to become the leading designer, manufacturer and marketer of laser systems for the dental industry.

Industry Background

General

More than 200 million hard tissue procedures are performed annually in the United States, according to a 2001 survey, released in 2003, by the American Dental Association. Hard tissue procedures include cavity preparation, inlays, crowns, root canals and other procedures involving bone or teeth. The survey also indicated that more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include gum line alteration, gum grafts and other procedures involving soft dental tissue. According to statistics compiled by the American Dental Association, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists, and the rest are performed by oral surgeons, periodontists and other specialists.

The American Dental Association estimates that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral disease. According to the American Dental Association, annual expenditures in the United States in 2005 for dental treatment costs were $84.1 billion and are expected to increase to approximately $146.9 billion by 2014.

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

High Speed Drills.    Most dentists use high speed drills for hard tissue procedures, such as preparing cavities for filling and gaining access for performing root canals or shaving and contouring oral bone tissue. Potentially adverse effects associated with drills include thermal heat transfer, vibration, pressure and noise. The cutting and grinding action of high speed drills can cause damage to the patient’s dental structure and the trauma caused to the surrounding tissues can lead to increased recovery times. Additionally, this grinding action of high speed drills on teeth can potentially provide an entry point for the bacteria that cause tooth decay and weaken the tooth’s underlying structure, leading to fractures and broken cusps. Crowns and root canals may become necessary as a result of damage caused during previous dental procedures. Anesthesia is generally required for all procedures that involve the use of high speed drills. As a result, dentists often limit procedures to one or two quadrants of the mouth because of concerns relating to the use of anesthesia in several regions. This can force patients to return several times to complete their treatment plan.

Cutting Instruments.    Soft tissue procedures, such as reshaping gum lines and grafting on new gum tissue, are typically performed by oral surgeons or periodontists using scalpels, scissors and other cutting tools. Due to the pain and discomfort associated with procedures performed with these instruments, most soft tissue procedures require the use of local anesthetic which results in numbness and discomfort, and often require stitches. Use of scalpels, scissors and other cutting tools typically cause bleeding, post-operative swelling and discomfort. Bleeding can impair the practitioner’s visibility during the procedure, thereby reducing efficiency. Bleeding is a particular problem for patients with immune deficiencies or blood disorders, and patients taking blood-thinning medications.

Alternative Dental Instruments

Alternative technologies have been developed over the years to address the problems associated with traditional methods used in dentistry. Most alternatives have addressed either hard or soft tissue applications. The predominant alternative technologies are discussed below.

Air Abrasion Systems.    Air abrasion systems were introduced as an alternative to the high speed drill for hard tissue procedures. Air abrasion systems blow a powerful air stream of aluminum oxide particles to erode hard tissue and remove the harder forms of decay. Air abrasion can be effective for repairing cracks and discolorations, cleaning out pits and fissures, preparing cavities to be filled with composites and preparing tooth surfaces for bonding. However, air abrasion is not suitable for a variety of hard tissue procedures and cannot be used on or near soft tissue. In addition, the use of air abrasion is time consuming and scatters particles that can be inhaled by patients and staff, as well as damage equipment and instruments. Due to these limitations, we believe the popularity of these systems has declined over the last few years.

Electrosurge Systems.    Electrosurge systems use an electrical spark that simultaneously cuts and cauterizes tissue, resulting in less bleeding than occurs with scalpels. However, electrosurge can deeply penetrate the soft tissue, which can result in unwanted damage to surrounding tissue, and is generally less precise than lasers. Electrosurge is also not suitable for hard tissue procedures and, due to the depth of penetration, generally requires use of anesthesia and involves a lengthy healing process. Use of electrosurge is generally restricted from the areas near metal fillings and dental implants. Finally, electrosurge generally cannot be used with patients with implanted pacemakers and defibrillators.

Traditional Laser Systems.    More recently, lasers have gained acceptance for use in general and cosmetic dentistry. Most lasers used in dentistry have been adapted from other medical applications, such as dermatology, and are not designed to perform a wide range of common dental procedures. Most dental lasers use thermal energy to cut tissue and are used primarily for soft tissue procedures.

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for dental laser systems that provide superior clinical results and help reduce the trauma, pain and discomfort associated with dental procedures.

Our Solution

We believe the potential for increased patient satisfaction, improved outcomes and enhanced practice profitability that can be achieved through use of our products will position our laser systems as the instruments of choice among practitioners and patients for a broad range of dental procedures. We have developed our laser systems and related products specifically for the dental market to more effectively perform a broad range of dental procedures. The skill level and dexterity necessary to operate our laser systems are similar to those necessary to operate conventional drills and other dental equipment. Our laser systems also have the advantage of being able to perform procedures in narrow spaces where access by conventional instruments often is limited. Our systems are intended to complement traditional tools, such as dental drills, which perform functions that our systems do not address, such as cutting metal fillings and certain polishing and grinding functions.

Our primary product category, the Waterlase system, is one of the best selling dental laser systems in the world. The Waterlase system precisely cuts hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue and dental structure. Our Diode system is designed to complement the Waterlase system, and is used in soft tissue procedures and cosmetic applications, such as tooth whitening. The Diode system, together with our Waterlase system, offers practitioners a broad product line with a range of features and price points.

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

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Additional procedures through increased efficiency. Our systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase system can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. An advantage of the Waterlase system is that it can be used to perform cavity preparations in multiple quadrants. In contrast, many dentists using high speed drills usually do not perform cavity preparations in more than one quadrant per visit because of concerns relating to use of anesthesia in multiple regions. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. Additionally, our tooth whitening laser, LaserSmile™, performs tooth whitening faster than competing non-laser systems due to its high power and fast activation of our proprietary whitening gel.

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. These procedures include crown lengthening, frenectomy and biopsy. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills and professional satisfaction.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our laser systems will help improve patient retention, attract new patients and increase demand for elective procedures.

•	Fewer post-operative complications. Our laser systems can reduce trauma, swelling and general discomfort, resulting in fewer post-operative complications that require follow up treatment. Practitioners can devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. The Waterlase system is able to perform various types of dental procedures without causing the heat, vibration or pressure associated with traditional dental methods. As a result, patients can experience dramatically improved comfort during and after most procedures. In many cases, procedures can be performed without local anesthesia, which eliminates the pain associated with injections and the feeling of numbness following the procedure.

•	Convenience. Our Waterlase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit. This can reduce the number of visits necessary to complete the patient’s treatment plan.

•	Reduced trauma. The Waterlase system avoids the thermal heat transfer, vibration and grinding action associated with the high speed dental drill. For soft tissue applications, our laser systems cut with more precision and less bleeding than typically achieved with conventional instruments. As a result, our systems can result in less trauma, swelling and general discomfort to the patient.

•	Broader range of available procedures. Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable including osseous crown lengthening, periodontal surgeries and numerous other procedures.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market and to establish our laser systems as essential tools in dentistry. Our business strategy consists of the following key elements:

•	Increase awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of our laser systems, particularly the Waterlase system. We plan to increase adoption of our laser systems by dental practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute, dental schools and other educational forums. We also intend to market our systems to dental practitioners through our direct sales force and advertising. We recently began and plan to continue marketing efforts aimed directly at patients.

•	Expand sales and distribution capabilities. In the United States, we intend to continue to build a direct sales force and marketing team. Internationally, we intend to use established dental and medical device distributors and to use a direct sales force in select countries. We are developing an infrastructure to support growth in sales and marketing. This infrastructure includes information technology systems and personnel to manage our sales force, compile sales and marketing data and better serve our customers and distributors. We are also considering the pursuit of a strategic partnership with a dental products distributor in an attempt to expand our ability to reach the large market for our products in the United States and internationally.

•	Expand product platform and applications. We plan to expand our product line and product applications by developing product enhancements and new laser technologies. Additionally, we may strategically acquire complementary products and technologies. For example, in 2003, we acquired the American Dental Laser product line, which has enabled us to increase market penetration by offering a broad line of laser systems with a range of features and price points.

•	Continue high quality manufacturing and customer service. Our manufacturing operations are focused on producing high quality dental laser systems. We intend to continually develop and refine our manufacturing processes to increase production efficiencies and product quality. We provide high quality maintenance and support services through our support hotline and dedicated staff of in-house and field service personnel. Additionally, we plan to maintain and expand our network of factory-trained service technicians to provide maintenance and support services to customers in Europe and other markets outside the United States.

•	Strengthen and defend technology leadership. We believe our proprietary Waterlase system and YSGG Laser HydroPhotonic technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and internationally. We intend to strategically enforce our intellectual property rights worldwide.

Products

We have two principal product lines. Our family of products includes the Waterlase and Diode systems, which we developed through a combination of our own research and development and intellectual property obtained via various acquisitions.

Our Waterlase systems consist of the original Waterlase YSGG, and the next generation Waterlase MD. Each of these systems is designed around our patented YSGG Laser HydroPhotonics technology. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase system, which contains the elements erbium, chromium and yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser HydroPhotonics, the Waterlase system can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, without the heat, vibration or pressure associated with traditional dental treatments. By eliminating heat, vibration and pressure, our Waterlase systems reduce and, in some instances, eliminate the need for anesthesia and also result in reduced healing times versus traditional modalities of treatment.

Both Waterlase systems incorporate an ergonomic handpiece and an extensive control panel located on the front of the system with precise preset functionality to control the mix of air and water. Each system has also been designed to be easily moved from operatory to operatory within a practice office. The Waterlase MD has expanded capabilities, features and benefits including white LED handpiece illumination, a full color touch screen improving user friendliness (with a built in user “Help” system), a more refined water spray that improves cutting, more power, a smaller footprint, with an overall 40% reduction in size, and a Windows CE operating system.

Diode systems.    Our Diode laser systems consist of the DioLase Plus and LaserSmile systems, and incorporate a semiconductor diode laser to perform soft tissue and cosmetic procedures, including tooth whitening. Our Diode systems serve the growing markets of cosmetic and hygiene procedures. The DioLase Plus is a fully-featured, entry-level, cosmetic, soft tissue and periodontal laser that delivers more power and features than many other competing entry-level diode laser systems. The DioLase Plus has many cosmetic and soft tissue applications, including: soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by bacteria penetration of the pocket lining and junctional epithelium.

We currently sell our products in over 50 countries. The FDA has cleared all of our laser systems for the applications listed below, which enables us to market the systems in the United States. Our systems have the CE Mark and may be sold in the European Union. Additionally, we have approval to sell our Waterlase system in Canada, Australia, New Zealand and other Pacific Rim countries.

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

•     Incorporated new white LED technology to Illuminated Handpiece

•     Full color touch screen Laser Control System

•     MD Flow™ laser detector to determine water level

•     Laser Operatory Management System – smaller footprint versus the Waterlase YSGG.

•     360-degree contra-angle, rotatable handpiece

•     ComfortJet™ air/water delivery system

•     Windows® CE operating system

•     16 memory pre-sets

•     LaserPal™ help system

PRODUCT	SELECTED APPLICATIONS	KEY FEATURES

Waterlase YSGG

Laser Technology

Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

Laser Wavelength

2780 nm

Power

0.1 – 6.0 Watts

Repetition Rate

20 Hz

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

•     Ease of maneuverability from operatory to operatory

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

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase and DioLase Plus systems use disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers and hand pieces that the dental practitioner will replace at some point after initial purchase of the laser system. For our LaserSmile system, we manufacture and sell tooth whitening gel kits.

Warranties

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

Insurance

We currently maintain product liability insurance on a per occurrence basis with a limit of $12 million per occurrence and in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, we cannot assure you that we will be able to obtain such insurance in the future on terms acceptable to us, or at all.

Manufacturing

Historically, we manufactured, assembled and tested our products at manufacturing facilities located in San Clemente, California and in Floss, Germany. In October 2005, we discontinued manufacturing any of our products in Floss, Germany. In April 2006, we intend to move our corporate headquarters, including our manufacturing facilities, to a new 57,000 square foot facility in Irvine, California. We will have approximately 20,000 square feet dedicated to manufacturing and warehouse. All of our manufacturing, assembly and testing will occur at this new facility. Our current facility is and the new facility will be FDA compliant. Our existing manufacturing facilities and the new facility are ISO 13485:2003certified. ISO 13485 certification provides guidelines for quality of company systems associated with the design, manufacturing, installation and servicing of company products. In addition, both the U.S. and German facilities are registered with the FDA and are compliant with the FDA’s Good Manufacturing Practice guidelines

We install our systems and provide maintenance services for products sold throughout the world through both our California and German operations. Net revenue generated from products manufactured at our German facility accounted for 4% of our net revenue in 2005, 13% of our net revenue in 2004 and 12% of our revenue in 2003.

We use an integrated approach to manufacturing, including the assembly of tips, MD and diode hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly and test. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We have no written supply contracts with our key suppliers. Three key components used in our Waterlase system are each supplied by separate single-source suppliers. A leading European supplier of precision hand tools manufactures the Waterlase hand pieces and the laser crystal and fiber components are each made by separate suppliers. We have not experienced material delays from the suppliers of these three key components. However, in the event that we experience an unexpected interruption from a single source supplier, manufacturing delays, re-engineering, significant costs and sales disruptions could occur, any of which could have a material adverse effect on our operations.

Marketing and Sales

Marketing

We currently market our laser systems in the United States, Canada, Australia, Latin America and various countries throughout Europe and the Pacific Rim. Our marketing efforts are focused on increasing brand and specific product awareness among dental practitioners. We recently began efforts to increase awareness of the benefits of our products by marketing directly to patients.

Dental Practitioners.    We currently market our laser systems directly to dental practitioners through regional, national and international trade publications, events, meetings and seminars. We also use brochures, direct mailers, press releases, posters and other promotional materials, as well as print and electronic media news coverage. In 2002, we founded the World Clinical Laser Institute to formalize our efforts to educate and train dental practitioners in laser dentistry. The Institute conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers and academicians, including two or three-day seminars and training sessions involving in-depth discussions on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools and clinical laboratories which use our products in training and demonstrations. We believe these relationships will increase awareness of our products.

Patients.    We market the benefits of our laser systems directly to patients through marketing and advertising programs, including print and broadcast media, local television news and radio spots, as well as product placements of our laser systems on popular reality television “makeover” programs. We believe that making patients aware of our laser systems and their benefits will increase demand for our products.

Sales

We currently sell our products primarily to dentists in general practice. The majority of the dentists in the United States, as well as, the majority of our customers, are sole practitioners. We expect our laser systems to gain acceptance among oral surgeons and other dental specialists, as they become better aware of the clinical benefits and new treatment options available through use of our laser systems.

International revenue accounts for a significant portion of our total revenue. International revenue accounted for approximately 30%, 25% and 23% of our net revenue in 2005, 2004 and 2003, respectively. Net revenue in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 19%, 13%, and 16% of our net revenue in 2005, 2004, and 2003, respectively. Net revenue in Europe, Middle East and Africa (“EMEA”) accounted for approximately 11%, 12%, and 7% of net revenue in 2005, 2004, and 2003, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$43,592	$45,505	$37,570
Europe, Middle East and Africa	6,527	7,247	3,385
Canada, Asia, Latin America and Pacific Rim	11,861	7,899	7,828

	$61,980	$60,651	$48,783

Direct Sales.    We sell products in the United States, Canada, Germany, Spain and Italy through our direct sales force, which is organized by region. As of December 31, 2005, we had 4 regional managers and 33 sales representatives. Each of our direct sales employees receives a base salary and commissions on sales. We plan to expand our direct sales force in territories that represent growing markets.

Distributors.    Except for sales in Canada, Germany, Spain and Italy, we sell products outside the United States primarily through a network of independent distributors located in Europe, Asia and Australia. Generally, our agreements require the distributor to sell our laser systems exclusively. Our distributors purchase systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain exclusivity. Typically, sales to new distributors are generally paid in advance or secured with a letter of credit.

Customer Service.    We provide maintenance and support services, although we are not obligated to, through our support hotline, service personnel and network of factory-trained service technicians. We provide maintenance and support services in the United States and Germany through our employee service technicians. We train and maintain a network of service technicians trained at our factory locations, who provide maintenance and support services in all other countries where we do business. Our distributors are responsible for providing maintenance and support services for products sold by them. We provide parts to distributors at no additional charge for products covered under warranty.

Financing Options.    Many dentists finance their purchases through third-party leasing companies or banks, or lessors. In these transactions, the dentist first enters into a purchase order with us. We then enter into a purchase order with the lessor, who purchases the product from us, and the dentist enters into a lease agreement with the lessor. We receive payment in full for the product from the lessor at terms ranging from net zero to net 30 days. We are not a party to the lease. The dentist pays the lessor in installments, and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease. Approximately 35% and 28% of our net revenue in 2005 and 2004, respectively, was generated from sales to dentists who financed their purchase through National Technology Leasing Corporation, an equipment leasing broker. National Technology Leasing arranges financing through banks.

We have an agreement with National Technology Leasing pursuant to which we have designated National Technology Leasing, or NTL, as our Preferred Leasing Provider. As Preferred Leasing Provider, we have agreed that NTL shall be the only leasing vendor we invite or allow to participate in our equipment trade shows, conventions and other events where we exhibit our equipment for sale or lease. Our customers are under no obligation to finance the purchase or lease of any equipment through NTL, and we refer only those customers that request a referral from us. In exchange, NTL agreed to give us first priority on scheduling personnel in support of our sales functions and on processing lease or financing transactions for our customers. NTL further agreed to sponsor marketing programs from time to time for our benefit and the benefit of our customers. Additionally, NTL agreed to accept the terms of our customer purchase order in transactions in which it is a party. The agreement may be terminated by either party for any reason upon 60 days written notice, or immediately if for cause. If leasing arrangements were no longer available through NTL or the banks with which it deals, we believe our customers would be able to obtain financing through a variety of other leasing companies or banks that frequently approach us to provide financing for our products. If interest rates continue to increase, these financing arrangements will be more expensive to our dental customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

Engineering and Product Development

Engineering and development activities are essential to maintaining and enhancing our business. We believe our engineering and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of approximately 10 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including two Ph.Ds. During the years ended December 31, 2005, 2004 and 2003, our engineering and development expenses were approximately $6.3 million, $3.6 million and $2.5 million, respectively. Our current engineering and development activities are focused on improving our existing products and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Examples of improvements being pursued include faster cutting speed, ease of use, less need for anesthesia injections, and an expanded portfolio of consumable products for use with our laser systems.

Additionally, we recently began conducting research and development activities outside the field of dentistry. In March 2005, we acquired a fully paid license related to patents owned or licensed by SurgiLight, Inc. As a result of the acquisition, we received fully paid license rights in the U.S. and international markets to various patents in the field of presbyopia and other patents related to the field of ophthalmology. Following the acquisition, we began researching a laser procedure for the permanent reversal of presbyopia, which is the phenomenon caused by natural aging that results in the loss of near vision, usually beginning after the age of 40. According to industry analysts, 110 million Americans suffer from presbyopia. Engineering and development expense for the year ended December 31, 2005 included $2.0 million for the cost of acquiring a fully paid license including transaction costs of $0.2 million to use certain patent rights from SurgiLight, Inc. in the field of presbyopia and the related expenses of the transaction. In September 2005, we filed a 510(k) regulatory submission requesting marketing clearance from the FDA for our OCULASE MD™ laser, designed to perform various indications for use in the fields of ophthalmology and oculoplasty. The indications requested are for general tissue ablation, anterior capsulotomy (cataract removal), skin resurfacing and treatment of wrinkles of tissue surrounding the eye and orbit.

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our technology. We have approximately 100 issued patents and more than 50 pending patent applications. Approximately two-thirds of our patents were granted in the United States, and the rest were granted in Europe and other countries around the world. Our patents cover the use of laser technologies and fluids for dental, medical, cosmetic and industrial applications, as well as laser characteristics, accessories, future technological developments, fluid conditioning and other technologies and methods for dental, medical and aesthetic applications. We have numerous patent applications pending worldwide and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 70% of these patents provide market protection for our core technologies incorporated in our laser systems, including the Waterlase systems, which accounted for approximately 83% of our net revenue in 2005 and approximately 84% of our net revenue in 2004. Our core technology for existing patents which are at various stages of being incorporated into our product lines are scheduled to expire as follows: one in 2006, three in 2008, eleven in 2009, with the majority having expiration dates ranging from 2010 to 2022. With more than 50 patents applications pending, we expect the new grants to exceed the patents expiring. We do not expect the expiration of the soon-to-expire patents to have a material effect on our business.

In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In accordance with the purchase agreement, if certain criteria are satisfied on or before July 2006, 45,208, additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These escrowed shares had a fair market value of $500,000 at the time of the binding letter of intent. The total consideration was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. We accrued $6.4 million for the settlement of the existing litigation in 2004 and in 2005, upon payment of the consideration, we also recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, the agreement required that we provide Diodem by January 24, 2006 a ten-year letter of credit from a bank in the amount of $500,000 as additional security. This requirement was waived by Diodem in January 2006.

In March 2005, we acquired a fully-paid license related to patents owned or licensed by SurgiLight, Inc. As a result of the acquisition, we received fully-paid license rights in the U.S. and international markets to patents in the field of presbyopia and other patents related to the field of ophthalmology. Engineering and development expense for the year ended December 31, 2005 included $2.0 million for the cost of acquiring the fully paid license, including transaction costs of $0.2 million.

We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during their term of employment or contract, using our property, or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, or our competitors may independently develop similar technologies.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by U.S. or international patents held by them. In addition, our competitors may assert that future products and methods we may market infringe their patents.

We currently hold trademark registrations for BIOLASE®, Millennium®, Pulsemaster® and WaterLase®. Trademarks of Biolase Technology, Inc. include LaserSmile™, Diolase Plus™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Flow™, YSGG™, Soft Touch™, WaterLase MD™, HydroBeam™, SensaTouch™ and Oculase™.

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase systems primarily compete with laser systems manufactured by Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, and OpusDent Ltd., a subsidiary of Lumenis, an Israeli company. In the international market, our Waterlase systems compete primarily with products manufactured by several other companies, including KaVo, Deka Dental Corporation and Fotona d.d.

Our Waterlase systems also compete with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our Diode systems compete with other semiconductor diode lasers, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. In the market for tooth whitening, our LaserSmile system competes with other products and instruments used by dentists, as well as tooth whitening strips and other over-the-counter products.

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

In general, our ability to compete in the market depends in large part on our:

•	acceptance by leading dental practitioners;

•	product performance;

•	product pricing;

•	intellectual property protections;

•	customer support;

•	timing of new product research; and

•	development of successful national and international distribution channels.

Some of the manufacturers that develop competing laser systems have greater financial, marketing and technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to those performed by our laser systems.

Because of the large size of the potential market for our products, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, safer or less costly than procedures using our laser systems. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete.

Government Regulation

Our products are medical devices. Accordingly, our product development, testing, labeling, manufacturing processes and promotional activities are regulated extensively by government agencies in the United States and other countries in which we market and sell our products. We have clearance from the FDA to market our laser systems for specific clinical indications in the United States. We have the clearances necessary to sell our WaterLase, Waterlase MD and LaserSmile laser systems in Canada. We also have the necessary CE Marks or clearances to sell our laser systems in the European Union and other international markets.

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

There are two principal methods by which FDA regulated devices may be marketed in the United States: 510(k) clearance and pre-market approval, or PMA. To obtain 510(k) clearance, we must demonstrate that our device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. By statute and regulation, the FDA is required to clear, deny or request additional information on a 510(k) request within 90 days of submission of the application. As a practical matter, 510(k) clearance often takes significantly longer. Domestic marketing of the product must be deferred until clearance is received from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) clearance. If a request for 510(k) clearance is turned down by the FDA, then a PMA application may be required. We intend to utilize the 510(k) notification procedure whenever possible. To date, all of our regulated products have qualified for 510(k) clearance. In addition, in September 2005, we filed a 510(k) regulatory submission requesting marketing clearance from the FDA for our OCULASE MD™ laser, designed to perform various indications for use in the fields of ophthalmology and oculoplasty. The indications requested are for general tissue ablation, anterior capsulotomy (cataract removal), skin resurfacing and treatment of wrinkles of tissue surrounding the eye and orbit.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance, or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification , the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. We have made and plan to continue to make additional product enhancements to our laser systems that we believe do not require new 510(k) clearances. We cannot assure you that the FDA will agree with our determinations in these instances.

A PMA application is required for a device that does not qualify for clearance under 510(k) provisions. The FDA is required by law to review a PMA application within 180 days. As part of the approval of a PMA application, the FDA typically requires human clinical testing to determine safety and efficacy of the device. To conduct human clinical testing, typically the FDA must approve an Investigational Device Exemption, or an IDE. To date, none of our products have required a PMA to support marketing approval.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	quality system regulations, or QSRs, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for uncleared, unapproved or “off label” uses;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	correction and removal regulations, which require that manufacturers report to the FDA any corrections to or removals of distributed devices that are made to reduce a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We will need to invest significant time and other resources to ensure ongoing compliance with FDA quality system regulations and other post market regulatory requirements.

We have registered with the FDA as a medical device manufacturer and we have obtained a manufacturing license from the California Department of Health Services. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of our subcontractors.

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance of or PMA application for new products;

•	withdrawing 510(k) clearance or PMA applications that are already granted; and

•	criminal prosecution.

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

International

Foreign sales of our laser-based products are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. We have a CE Mark for our Waterlase MD, Waterlase and LaserSmile systems, which permit us to commercially distribute these systems throughout the European Union. We rely on export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions, such as New Zealand, South Korea and countries in Latin America. We also received clearance to market our Waterlase and LaserSmile systems in Canada and Australia for a variety of applications. We are currently working to meet certain foreign country regulatory requirements for certain of our products, including those in Japan. There can be no assurance that additional approvals in Japan or elsewhere will be obtained.

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

Employees

At December 31, 2005, we employed approximately 209 people, of which there are 73 in manufacturing and quality and control, 10 in research and development, 66 in sales and sales support, 27 in customer technical support and 33 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Financial Information

The additional financial information required to be included in this Item 1 is incorporated herein by reference to Part IV, Item 15 of this report.

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

PART I

Item 1A.    Risk Factors

The factors described below represent our principal risks. Except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

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

Factors that may inhibit adoption of laser technologies by dentists include cost and concerns about the safety, efficacy and reliability of lasers. The list selling price of our Waterlase MD laser system is in excess of $75,000, which is substantially more than the cost of competing non-laser technologies. In order invest in a Waterlase MD laser system, a dentist generally would need to invest time to understand the technology, the benefits of such technology with respect to clinical outcomes and patient satisfaction, and the return on investment of the product. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser system. We also believe that clinical evidence supporting the safety and efficiency of our products, as well as recommendations and support of our laser systems by influential dental practitioners, are important for market acceptance and adoption. In addition, economic pressure, caused for example by an economic slowdown, changes in healthcare reimbursement or by competitive factors in a specific market, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend on the recommendations of dentists and specialists, as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared to other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would limit sales of our products and have an adverse effect on our business and results of operations.

Fluctuations in our revenue and operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. Notwithstanding this pattern, in 2005, our net revenue has declined each quarter. If our quarterly revenue or operating results fall below the expectations of investors, analysts or our previously stated

financial guidance, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our revenue and operating results include, among others, the following:

•	variation in demand for our products, including seasonality;

•	our ability to research, develop, market and sell new products and product enhancements in a timely manner;

•	our ability to control costs;

•	our ability to control quality issues with our products;

•	the size, timing, rescheduling or cancellation of orders from distributors;

•	the introduction of new products by competitors;

•	the length of and fluctuations in sales cycles;

•	the availability and reliability of components used to manufacture our products;

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	the mix of our domestic and international sales and the risks and uncertainties associated with international business;

•	costs associated with any future acquisitions of technologies and businesses;

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar state laws;

•	developments concerning the protection of our intellectual property rights;

•	catastrophic events such as hurricanes, floods and earthquakes, which can affect our ability to advertise, sell and distribute our products, including through national conferences held in regions in which these disasters strike; and

•	global economic, political and social events, including international conflicts and acts of terrorism.

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

We have an accumulated deficit of $68.5 million at December 31, 2005. We recorded a net loss of $17.5 million for the year ended December 31, 2005, due partly to our professional fees related to the 2004 audit and restated financial statements and our compliance with the Sarbanes-Oxley Act, $2.0 million related to the purchase of a license to use certain patent rights from SurgiLight, including the transaction costs and increased expenses as a result of quality issues with our products that we are addressing. We also experienced a loss in fiscal 2004 of $23.2 million, of which $14.4 million was attributable to the recording of a valuation allowance associated with our deferred tax assets. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

Components used in our products are complex in design and any defects may not be discovered prior to shipment to customers, which could result in warranty obligations, reducing our revenue and increasing our cost.

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to design and produce. If we fail adequately to design or if our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We have experienced such non-compliance with manufacturing specifications in the past and may continue to experience such in the future, which could lead to higher costs of revenue and thus reduced gross margins.

Our products may contain defects that cannot be repaired easily and inexpensively, and we have experienced in the past and may experience in the future some or all of the following:

•	loss of customer orders and delay in order fulfillment;

•	damage to our brand reputation;

•	increased cost of our warranty program due to product repair or replacement;

•	inability to attract new customers;

•	diversion of resources from our manufacturing and research and development departments into our service department; and

•	legal action.

The occurrence of any one or more of the foregoing could materially harm our business.

Our distributors may cancel, reduce or delay orders of our products, any of which could reduce our revenue.

We employ direct sales representatives in certain European countries; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the year ended December 31, 2004, revenue from distributors accounted for approximately 13% of our total sales, and no distributor accounted for more than 10% of our revenue. For the year ended December 31, 2005, revenue from distributors accounted for approximately 17% of our total sales, and no distributor accounted for more than 10% of our net revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors and upon the efforts of these third parties. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. If we are unable to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, or if we experience delays in collecting accounts receivable from our distributors, our revenues could decline significantly.

We must continue to procure materials and components on commercially reasonable terms and on a timely basis to manufacture our products profitably. We have some single-source suppliers.

We have no written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase systems are each supplied by a separate single supplier and from time to time we have experienced quality deficiencies in these materials. In particular, our gross margins for the year ended December 31, 2005 were adversely impacted by higher manufacturing costs as a result of quality issues in parts supplied by third parties. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for the various components in our laser systems;

•	switching components may require product redesign and submission to the FDA of a 510(k) application, which could significantly delay production;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive procedures.

We may not be able to compete successfully, which will cause our revenue and market share to decline.

We compete with a number of domestic and foreign companies that market traditional dental products, such as dental drills, as well as companies that market laser technologies in the dental and medical markets, including Hoya ConBio, a subsidiary of Hoya Photonics, OpusDent Ltd., a subsidiary of Lumenis, KaVo, Deka Dental Corporation, Ivoclar Vivadent AG, and Fotona d.d. If we do not compete successfully, our revenue and market share may decline. Some of our competitors have greater financial, technical, marketing or other resources than we have, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. The ability of our competitors to devote greater financial resources to product development requires us to work harder to distinguish our products through improving our product performance and pricing, protecting our intellectual property, continuously improving our customer support, accurately timing the introduction of new products and developing sustainable distribution channels worldwide. In addition, we expect the rapid technological changes occurring in the healthcare industry to lead to the entry of new competitors, particularly if dental and medical lasers gain increasing market acceptance. We must be able to anticipate technological changes and introduce enhanced products on a timely basis in order to grow and remain competitive. New competitors or technological changes in laser products and methods could cause commoditization of our products, require price discounting or otherwise adversely affect our gross margins and our financial condition.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and harm our reputation. We believe that our future success is highly dependent on the contributions of Robert E. Grant, our President and Chief Executive Officer; Jeffrey W. Jones, our Chief Technology Officer; Richard L. Harrison, our Executive Vice President and Chief Financial Officer; Keith G. Bateman, our Executive Vice President of Marketing; and James M. Haefner, our Executive Vice President of Global Sales. We have employment agreements with each of these individuals that provide either us or them with the ability to terminate their employment at will, subject to certain severance rights; however, their knowledge of our business and industry would be extremely difficult to replace. Our future success also depends on our ability to attract and retain additional qualified management, engineering, sales and marketing and other highly skilled technical personnel.

Any problems that we experience with our manufacturing operations may harm our business.

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems, and the manufacture of our laser systems must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements. We recently have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business could be harmed.

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

To date, we have been successful in obtaining 501(k) clearances from the FDA for our products. However, should we develop new products and applications or make any significant modifications to our existing products or labeling, we will need to obtain additional regulatory clearances or approvals necessary to market such products. Any modification that could significantly affect a product’s safety or effectiveness, or that would constitute a change in its intended use, will require a new 510(k) clearance, or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. If 501(k) clearance is denied and a pre-market approval application is required, we could be required to submit substantially more data, may be required to conduct human clinical testing and would very likely be subject to a significantly longer review period.

Products sold in international markets are also subject to the regulatory requirements of each respective country. The regulations of the European Union require that a device have a CE Mark, indicating conformance with European Union laws and regulations before it can be sold in that market. The regulatory international review process varies from country to country. We rely on our distributors and sales representatives in the foreign countries in which we market our products to comply with the regulatory laws of such countries. Failure to comply with the laws of such country could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries. We may not have effective internal controls if we fail to remedy any deficiencies we may identify in our system of internal controls.

In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses and harm our financial condition.

Regulatory proceedings relating to the restatement of our consolidated financial statements could divert management’s attention and resources.

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition for the fiscal years 2000 through 2002 and the quarters ended March 31, 2002 through March 31, 2003. In addition, in July 2005, we restated our consolidated financial statements for the 2002 and 2003 fiscal years, the four quarters of 2003 and the first three fiscal quarters of 2004 due to a number of factors. We received informal requests from the SEC voluntarily to provide information relating to the September 2003 restatement of our consolidated financial statements. We provided information to the SEC and if we receive any additional requests for information, we intend to continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from us or commences further proceedings, including as a result of our recent restatement, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

We may have difficulty managing any growth that we might experience.

If we experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded, which will place significant demands on our management, distract management from our business plan and increase expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include, among others:

•	maintaining our cost structure at an appropriate level based on the revenue we generate;

•	managing manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and controls; and

•	managing operations in multiple locations and multiple time zones.

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

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology; however, we cannot assure that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors may independently develop similar products, duplicate our products or design products that circumvent our patents. Additionally, the laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights adequately, our competitive position and financial condition may be harmed.

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

In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus Group, Inc. in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the Refocus claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. Once we have a commercial product in the field of presbyopia, we intend to renew our claim against Refocus. We cannot assure you that we will be successful in a lawsuit against Refocus. If we are not successful in such a lawsuit, we may not be able to market our presbyopia product or we may have to license certain patents from Refocus.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal year 2005, international sales accounted for approximately 30% of our net revenue, as compared to approximately 25% of our net revenue in fiscal year 2004 and approximately 23% of our net revenue in fiscal year 2003. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, are subject to many inherent risks, including among others:

•	adverse changes in tariffs and trade restrictions;

•	political, social and economic instability and increased security concerns;

•	fluctuations in foreign currency exchange rates;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards;

•	transportation delays and difficulties of managing international distribution channels;

•	reduced protection for our intellectual property in some countries;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws;

•	the imposition of governmental controls;

•	unexpected changes in regulatory or certification requirements;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences and the complexities of foreign value-added tax systems.

We believe that international sales will continue to represent a significant portion of our net revenue, and we intend to expand our international operations further. Our direct net revenue in Europe is denominated principally in Euros, while our net revenue in other international markets is in U.S. dollars. As a result, an increase in the relative value of the dollar against the Euro would lead to less income from sales denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. We could experience losses from European transactions if the relative value of the dollar were to increase in the future. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future.

Net revenue generated from products manufactured at our German facility accounted for 4% of our net revenue in fiscal year 2005, 13% of our net revenue in fiscal year 2004 and 12% of our net revenue in fiscal year

2003. Expenses relating to our manufacturing operations in Germany are paid in Euros; therefore, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international revenue and manufacturing operations and, consequently, negatively impact our business and operating results. We recently decided to eliminate our manufacturing operations at our facility in Germany. However, we have retained our ability to manufacture products there and could opt to do so in the future.

Our products are subject to recall even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management attention and financial resources and harm our reputation with customers. Any recall involving our Waterlase systems could harm the reputation of the product and our company and would be particularly harmful to our business and financial results, in part because the Waterlase systems compose such an important part of our portfolio of products.

We may not successfully address problems encountered in connection with any future acquisition.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including, among others:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting costs as a result of the rules and regulations related to the Sarbanes-Oxley Act of 2002.

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

We and certain of our current and former officers have been named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock which closed in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006 the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our stock that closed in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of December 31, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

Defending ourselves and our officers and directors in these lawsuits is expensive and time-consuming and detracts management’s attention from the operation of our business. We cannot assure you that we will be successful in defending against these claims. If we are unsuccessful, we may be subject to fines, penalties and sanctions that could negatively impact our financial condition and our ability to operate our business.

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

The sale of dental and medical devices involves the inherent risk of product liability claims against us. We currently maintain product liability insurance on a per occurrence basis with a limit of $12.0 million per occurrence and in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, there is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Regardless of merit or eventual outcome, any product liability claim brought against us could result in harm to our reputation, a decreased demand for our products, costs related to litigation, product recalls, loss of revenue, an increase in our product liability insurance rates or the inability to secure coverage in the future, and may cause our business to suffer.

Our operations are consolidated primarily in one facility. A disaster at this facility is possible and could result in a prolonged interruption of our business.

Substantially all of our administrative operations and our manufacturing operations are located at our facilities in San Clemente, California, which is near known earthquake fault zones. We expect to move to a new location in Irvine, California, an area which is also in or near a known earthquake fault zone. We have taken precautions to safeguard our facilities including insurance, disaster recovery planning and off-site backup of computer data; however, a natural disaster such as an earthquake, fire or flood, could seriously harm our business, adversely affect our operations and damage our reputation with customers. We maintain commercial insurance that includes business interruption coverage; however the insurance we maintain against such natural disasters and business interruption may not be adequate to cover our losses.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2003, we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2005, approximately $57.9 million of net operating loss carryforwards were available to us for federal income tax purposes. Of this amount, approximately $54.4 million is available to offset federal taxable income or the taxable income generated in 2006 or in future years, if any. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2006 through 2009. However, any ownership changes qualifying under Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in the development of our products, the expansion of our sales and marketing activities and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. We expect that substantial capital will be required to expand our operations and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings, which may affect the percentage ownership of existing holders of common stock and which may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock thereby resulting in dilution to our existing stockholders. If we raise additional funds by raising debt, we may be subject to debt covenants which could place limitations on our operations. We may not be able to raise additional capital on reasonable terms, or at all, or we may use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

The following factors among others could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the electronics industry;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects; and

•	interest rates.

If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business.

Our charter documents and Delaware law may inhibit a takeover that our stockholders consider favorable and could also limit the price of our stock.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company and may affect the price of our common stock. Certain provisions of our certificate of incorporation, and the existence of our stockholder rights plan, could make it difficult for any party to acquire us, even though an acquisition might be beneficial to our stockholders, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

In December 1998, we adopted a stockholder rights plan pursuant to which one preferred stock purchase right was distributed to our stockholders for each share of our common stock held. In connection with the stockholder rights plan, the Board of Directors has designated 500,000 shares of Series B Junior Participating Cumulative Preferred Stock. If any party acquires 15% or more of our outstanding common stock while the stockholder rights plan remains in place (i.e., if such party does not negotiate with the Board of Directors, which has the power to redeem the rights and terminate the plan), the holders of these rights (other than the party acquiring the 15% position) will be able to purchase shares of our common stock (or other securities or assets) at a discounted price, causing substantial dilution to the party acquiring the 15% position. Following the acquisition of 15% or more of our stock by any person (without a redemption of the rights or a termination of the stockholder rights plan by the Board of Directors), if we are acquired by or merged with any other entity, holders of these rights (other than the party acquiring the 15% position) will also be able to purchase shares of common stock of the acquiring or surviving entity if the stockholder rights plan continues to remain in place.

In addition, under our certificate of incorporation, the Board of Directors has the power to authorize the issuance of up to 500,000 shares of preferred stock that is currently undesignated, and to designate the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Accordingly, our Board of Directors may issue preferred stock with terms that could have preference over and adversely affect the rights of holders of our common stock. The issuance of any such preferred stock may:

•	delay, defer or prevent a change in control of our Company

•	adversely affect the voting and other rights of the holders of our common stock

•	discourage acquisition proposals or tender offers for our shares without the advance approval of the Board of Directors, including bids at a premium over the market price for our common stock

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions and the others discussed above may have the effect of entrenching our management team and deprive stockholders of the opportunity to sell their shares to potential acquirors at a premium over market prices. The potential inability to obtain a control premium could reduce the price of our common stock.

Our common stock could be diluted by the conversion of outstanding convertible securities.

We have issued and will continue to issue convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. As of December 31, 2005, we had options and warrants to purchase 4,392,000 shares of our common stock outstanding, of which options and warrants to purchase 3,967,000 shares of common stock were exercisable. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

Our financial outlook could be affected by changes in the accounting rules which govern the recognition of stock-based compensation expenses.

Through December 31, 2005, we have measured and recorded compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized no compensation charges related to stock compensation plans because the exercise price of all options granted under these plans was equal to the fair market value of the underlying common stock on the grant date, and therefore no stock-based employee compensation cost is recognized in the consolidated statements of operations. The Financial Accounting Standards Board has implemented changes to accounting rules concerning the recognition of stock option compensation expense. Effective January 1, 2006, we will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our compensation expenses by the additional amount of such stock option charges.

Our internal controls and procedures need to be improved.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2005, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2005. This material weakness is discussed under Item 9A, Controls and Procedures. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2005 based on the criteria of the Internal Control—Integrated Framework issued by COSO. Further, the material weakness identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. We are in the process of implementing remediation measures that are designed to eliminate the material weakness in our internal control over financial reporting. We cannot provide assurances regarding the timing or effectiveness of the remediation measures. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Our failure to comply with certain conditions required for our common stock to be listed on the NASDAQ National Market could result in the delisting of our common stock from the NASDAQ National Market.

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005, and certain required restatements of our financial statements for prior periods, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ National Market.

In April 2005, we received a notification from NASDAQ with respect to the late Form 10-K, and in July 2005, the NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K, the restatements with respect to our historical financial statements, our Form 10-Q for the first quarter ended March 31, 2005, our Form 10-Q for the second quarter ended June 30, 2005 and to otherwise meet all necessary listing standards of the NASDAQ Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) Forms 10-Q/A for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file our Form 10-Q for the fiscal quarter ended March 31, 2005 and our Form 10-Q for the second quarter ended June 30, 2005. In August 2005, we received additional notices from NASDAQ regarding the late filing of the first quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file both our first quarter Form 10-Q and our second quarter Form 10-Q, and to otherwise meet all necessary listing standards. On September 30, 2005, we filed our Form 10-Q for the first and second quarters of 2005, and subsequently NASDAQ confirmed that we are in compliance with the continued listing requirements.

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

We lack published long-term randomized trial data comparing the efficacy of our Waterlase systems with traditional dental procedures. If future data proves to be inconsistent with our clinical results, our revenues may decline.

Currently, there is no randomized trial data comparing the long-term efficacy of our Waterlase laser systems to alternative treatment methods. Additional long-term patient follow-up studies may indicate that the Waterlase systems are not as safe and effective as traditional dental treatments, such as drilling. If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Furthermore, physicians may choose not to purchase our Waterlase system until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our Waterlase system is effective for dental applications.

Any failure in our efforts to train dental practitioners could reduce the market acceptance of our Waterlase system and reduce our revenues.

There is a learning process involved for dental practitioners to become proficient in the use of our Waterlase systems. It is critical to the success of our sales efforts to adequately train a sufficient number of dental practitioners and to provide them with adequate instruction in the use of our Waterlase systems. Following completion of training, we rely on the trained dental practitioners to advocate the benefits of our products in the broader marketplace. Convincing dental practitioners to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If dental practitioners are not properly trained, they may misuse or ineffectively use our products, or fail to recognize the benefits provided by our Waterlase systems. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our Waterlase systems.

We spend considerable time and money complying with federal, state and foreign regulations and, if we are unable to fully comply with such regulations, we could face substantial penalties.

We are directly or indirectly, through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

•	The Federal Food, Drug, and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of prescription drugs and medical devices;

•	State food and drug laws;

•	the federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either

•	the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Anti-Kickback Law and the Stark Law, which may not be limited to government reimbursed items; and

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection.

If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. If we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Product sales or introductions may be delayed or canceled as a result of the FDA regulatory process, which could cause our sales or profitability to decline.

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the FDA and similar regulatory authorities abroad can be costly and time consuming, and we cannot assure you that such approvals and clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The pre-market approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Because we cannot assure you that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement may occur. We cannot assure you that the FDA will not require a new product or product enhancement to go through the lengthy and expensive pre-market approval application process. Delays in obtaining regulatory clearances and approvals may:

•	delay or eliminate commercialization of products we develop;

•	require us to perform costly procedures;

•	diminish any competitive advantages that we may attain; and

•	reduce our ability to collect revenues or royalties.

Although we have obtained 510(k) clearance from the FDA to market our Waterlase and Diode laser systems, we cannot assure you that the clearance of these systems will not be withdrawn or that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are currently located at 981 Calle Amanecer, San Clemente, California, where we lease a 25,000 square foot facility containing our research and development and administrative functions. Additionally, in the same corporate business park, we lease a 14,500 square foot facility which contains our manufacturing operations. The leases on these facilities expire on February 28, 2006, but we negotiated extensions that allow us to remain in these facilities until we move to our new location. In January 2006, we entered into a five-year lease for our new 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine California. Our wholly-owned subsidiary, BIOLASE Europe, owns a facility totaling approximately 20,000 square feet of space in Floss, Germany. We believe that our current and new facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations. Other than the land and building in Germany, with a recorded net book amount of approximately $1.0 million, the majority of our long-lived assets are located in the United States.

Item 3.    Legal Proceedings

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006 the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our stock that closed in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of December 31, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In 2003, we initiated a civil action in the U.S. District Court for the Central District of California against Diodem, seeking a judicial declaration that technology used in our laser systems did not infringe various patents owned by Diodem. In response to our lawsuit, Diodem added us as a party to an infringement lawsuit it had previously filed in the U.S. District Court for the Central District of California against American Medical Technologies, Inc., Lumenis and its subsidiary OpusDent, Ltd., and Hoya Photonics and its subsidiary Hoya ConBio. In January 2005, we settled all outstanding litigation with Diodem by purchasing its intellectual property portfolio. As part of the settlement, we issued 361,664 shares of our common stock (valued at approximately $3.5 million) and a five-year warrant (valued at approximately $443,000) exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share, and paid $3.0 million in cash. In addition, if certain criteria specified in the agreement are satisfied before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7.0 million, excluding the value of the shares held in escrow which are contingent in nature, but including the value of the patents we acquired. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On November 15, 2005, we held our 2005 Annual Meeting of Stockholders to vote on four proposals. The number of shares entitled to vote was 23,244,388. The number of shares represented in person or by proxy was 19,546,723.

The following are the voting results for the proposals:

PROPOSAL 1:	Election of five directors to serve until our next annual meeting of stockholders.

Nominee	Number of Votes	Percentage of Shares Present and Voting
Robert M. Anderton, DDS
For	19,073,662	97.6%
Withheld	473,061	2.4
George V. d’Arbeloff
For	18,917,383	96.8
Withheld	629,340	3.2
Robert E. Grant
For	19,052,592	97.5
Withheld	494,131	2.5
Jeffrey W. Jones
For	18,968,266	97.0
Withheld	578,457	3.0
Federico Pignatelli
For	18,890,012	96.6
Withheld	656,711	3.4

PROPOSAL 2:	To ratify the form of indemnification agreement entered into between the company and its directors and officers.

	Number of Votes	Percentage of Shares Present and Voting
For	18,857,779	96.5%
Against	607,557	3.1
Abstain	81,387	0.4

Total votes	19,546,723	100.0

PROPOSAL 3:	To amend the 2002 Stock Incentive Plan to increase the shares of common stock reserved for issuance thereunder.

	Number of Votes	Percentage of Shares Present and Voting
For	6,479,553	76.0%
Against	1,993,967	23.4
Abstain	53,692	0.6

Total votes	8,527,212	100.0

Broker non-votes	11,019,511

PROPOSAL 4:	To ratify the appointment of BDO Seidman, LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

	Number of Votes	Percentage of Shares Present and Voting
For	19,426,476	99.4%
Against	69,306	0.3
Abstain	50,941	0.3

Total votes	19,546,723	100.0

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ National Market under the symbol “BLTI.” During the period in 2005 in which we have not been in compliance with NASDAQ rules, our stock has traded under the symbol “BLTIE.” The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ National Market and the dividends per share paid by us for each quarter of 2005 and 2004:

	High	Low	Dividend
Fiscal Year Ended December 31, 2005
First Quarter	$11.19	$7.49	$0.01
Second Quarter	8.85	6.00	0.02
Third Quarter	7.49	5.05	—
Fourth Quarter	8.67	5.35	—
Fiscal Year Ended December 31, 2004
First Quarter	$21.39	$14.80	$—
Second Quarter	19.15	10.80	—
Third Quarter	13.47	7.16	0.01
Fourth Quarter	12.36	5.91	0.02

As of March 9, 2006, the total number of record holders of our common stock was approximately 242. Based on information provided by our transfer agent and registrar, we believe that there are approximately 9,200 beneficial owners of our common stock.

In July 2004, we announced that our Board of Directors authorized a 1.25 million share repurchase program. On August 9, 2004, we announced that our Board of Directors authorized the repurchase of an additional 750,000 shares of our common stock, increasing the total share repurchase program to 2.0 million shares of our common stock. As of December 31, 2004, we had repurchased on the open market substantially all of the 2.0 million shares at an average price of $8.35 per share. Neither we, nor any affiliate of ours, acquired any of our securities during the year ended December 31, 2005.

Dividend Policy

In July 2004, the Board of Directors approved a dividend policy to pay a cash dividend of $0.01 per share every other month to the stockholders of record at the time when declared by the Board of Directors. In August 2005, our Board of Directors authorized to discontinue payment of our dividend indefinitely. We anticipate that we will retain any earnings to support our operations and finance any growth and development of our business. Therefore we do not expect to pay cash dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

See the information incorporated by reference to Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$61,980	$60,651	$48,783	$27,257	$16,546
Cost of revenue	31,174	24,642	17,533	10,403	6,938

Gross profit	30,806	36,009	31,250	16,854	9,608

Other income, net	80	32	76	63	79

Operating expenses:
Sales and marketing	24,661	23,126	16,800	10,702	7,314
General and administrative	16,899	11,506	5,096	3,566	2,016
Engineering and development	6,306	3,576	2,505	1,684	1,520
Patent infringement legal settlement(1)	—	6,446	—	—	—
Impairment of intangible asset(2)	—	747	—	—	—

Total operating expenses	47,866	45,401	24,401	15,952	10,850

(Loss) income from operations	(16,980)	(9,360)	6,925	965	(1,163)
Non-operating (loss) income	(261)	559	226	86	(123)

(Loss) income before income taxes	(17,241)	(8,801)	7,151	1,051	(1,286)
Income tax (provision) benefit	(269)	(14,413)	11,898	—	—

Net (loss) income as reported	$(17,510)	$(23,214)	$19,049	$1,051	$(1,286)

Net (loss) income per share:
Basic	$(0.76)	$(1.00)	$0.91	$0.05	$(0.07)
Diluted	(0.76)	(1.00)	0.84	0.05	(0.07)
Dividends declared and paid, per share	$0.03	$0.03	$0.00	$0.00	$0.00
Shares used in computing net (loss) income per share:
Basic	23,051	23,181	20,993	19,929	19,510
Diluted	23,051	23,181	22,689	21,349	19,510

Consolidated Balance Sheet Data:
Working capital	$12,822	$29,950	$10,139	$983	$167
Total assets	45,129	58,746	44,636	16,048	8,253
Long-term liabilities	202	3,623	79	142	205
Stockholders’ equity	21,294	33,978	31,238	2,686	611

(1)	Refer to Note 8 in the notes to the Consolidated Financial Statements.
(2)	Refer to Note 5 in the notes to the Consolidated Financial Statements.

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

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase system in Japan. Since 1998, we have sold approximately 4,300 Waterlase systems including 1,000 Waterlase MD systems and more than 6,000 laser systems in over 50 countries.

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

The Diode system, together with our Waterlase system, offers practitioners a broad product line with a range of features and price points. We also manufacture and sell accessories and consumables for our laser systems, such as hand pieces, laser tips and tooth whitening gel. The Waterlase system comprised 83%, 84% and 83% of our total net revenue for the years ended December 31, 2005, 2004 and 2003 respectively. The Diode system comprised 9%, 11% and 12% of our total net revenue for the same periods.

We currently market our products directly to dental practitioners through regional, national and international trade publications events, meetings and seminars. We sell our products in the United States, Canada, Germany, Spain and Italy through our direct sales force, which is organized by region. Outside of these countries we sell our products through a network of independent distributors located in Europe, Asia and Australia.

Many dentists finance their purchases through third-party leasing companies or banks. In these transactions, the dentist first enters into a purchase order with us. We then enter into a purchase order with the leasing company, which purchases the product from us, and the dentist enters into a lease agreement with the leasing company. We receive payment in full for the product by the leasing company, and we are not a party to the lease with the dentist. The dentist pays the leasing company or bank in installments, and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease. Approximately 35% of our net revenue in 2005, 28% of our net revenue in 2004 and 34% of our net revenue in 2003, was generated from dentists who financed their purchase through National Technology Leasing Corporation, an equipment leasing broker. We are regularly approached by leasing companies seeking to finance purchases of our products and do not believe the loss of National Technology Leasing or any other current financing source would materially harm our business.

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

Revenue recognition.    We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured.

Through August 2003, the terms of our purchase orders for products sold domestically required payment in full before title was transferred. Accordingly, with all other criteria being met, we recognized revenue when payment was received. For products sold internationally through our direct sales force we recognized revenue when all other criteria were met and we completed installation, which was when the customer became obligated to pay. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. In August 2003, we began recording revenue for domestic sales and international direct sales upon shipment. We recognize revenue for products sold to our distributors internationally when the product is shipped.

We adopted EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Deferred revenue attributable to the undelivered elements, primarily training and installation, are included in deferred revenue when the product is shipped and are recognized when the related service is performed.

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

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount earned based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been consistent with amounts historically reported by the licensees.

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

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD product, which was first sold during the fourth quarter of 2004. As a result, the actual sales of DioLase Plus™ were below our original expectations and we expect this trend to continue. We estimated the fair value of the DioLase Plus trade name based on a relief from royalty approach using discounted cash flows from revised projected DioLase Plus revenue. The $747,000 excess of the carrying value over the asset’s estimated fair value was recorded as a charge to operations in the fourth quarter of 2004. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2005 and concluded there had been no further impairment in trade names and no impairment in goodwill.

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

Litigation and Other Contingencies.    We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of expense relating to contingencies. To be recorded as expense, a loss contingency must be both probable and reasonably estimable. If a loss contingency is material but is not both probable and estimable, we will disclose the matter in the notes to the financial statements. During the year ended December 31, 2004, we recorded a $6.4 million charge to operations for a patent infringement legal settlement related to the lawsuit between us and Diodem.

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

During the years ended December 31, 2004 and 2005, we determined that it was more likely than not that our deferred tax assets, which consist primarily of net operating loss, or NOL, carryforwards, would not be realized. In this determination, we considered factors such as our earnings history, future projections and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income in certain jurisdictions becomes apparent, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for releasing the valuation allowance periodically.

The utilization of NOL and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In October 2003, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that, as of December 31, 2005, we have, for federal income tax purposes, approximately $57.9 million of NOL carryforwards. Of this amount, approximately $54.4 million is available to offset 2006 federal taxable income and the taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2006 through 2009. However, any future ownership changes qualifying under Section 382 may limit our ability to use remaining NOL carryforwards.

Off-Balance Sheet Arrangements.    We have no off-balance sheet financing, or contractual arrangements.

Results of Operations

The following table sets forth certain data from our consolidated income statements for the years ended December 31, 2005, 2004 and 2003, expressed as percentages of revenue:

	Years Ended December 31,
	2005	2004	2003
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	50.3	40.6	35.9

Gross profit	49.7	59.4	64.1

Other income, net	0.1	0.1	0.1

Operating expenses:
Sales and marketing	39.8	38.2	34.4
General and administrative	27.3	19.0	10.5
Engineering and development	10.2	5.9	5.1
Patent infringement legal settlement	—	10.6	—
Impairment of intangible asset	—	1.2	—

Total operating expenses	77.3	74.9	50.0

(Loss) income from operations	(27.5)	(15.4)	14.2
Non-operating (loss) income, net	(0.4)	0.9	0.5

(Loss) income before income taxes	(27.9)	(14.5)	14.7
Income tax (provision) benefit	(0.4)	(23.8)	24.4

Net (loss) income	(28.3)%	(38.3)%	39.1%

Net Revenue.    Net revenue consists of sales of our laser systems, related disposables and accessories, service revenue, training revenue and royalty revenue.

Cost of Revenue.    Cost of revenue is comprised of all costs to manufacture our products, including materials, labor and related overhead costs such as depreciation, warranty and service costs.

Other Income, Net.    Other income consists of gain (loss) on sale of assets, primarily related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001. This sale resulted in a gain of $316,000 and is being recognized over the remaining term of the lease, which expires in 2006. Other income in 2004 and 2003 included the amortization of deferred gain offset by a gain (loss) on the sale of certain fixed assets.

Sales and Marketing Expense.    Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows and seminars.

General and Administrative Expense.    General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees, provisions for doubtful accounts, penalties and interest on amounts collected from customers but not timely remitted to the states, and subsequent gain for the amount of the liability relieved by the state.

Engineering and Development Expense.    Engineering and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development.

Non-Operating (Loss) Income.    Non-operating (loss) income consists of interest income and expense, foreign currency transaction gains and losses and items not directly related to our operations. Interest income relates to interest earned on our cash balances and short-term investments, and interest expense relates to interest costs on our line of credit. We generate a substantial portion of our net revenue from the sale of products outside the United States. Our sales in Europe are denominated principally in Euros, and our sales in other international markets are denominated in dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the Euro. An increase in the relative value of the dollar would lead to less income from sales denominated in Euros unless we increase prices, which may not be possible due to competitive conditions in Europe. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in Euros. Additionally, we are obligated to pay expenses relating to our German facility in Euros. Thus, we are also at risk for changes in the value of the dollar relative to the Euro with respect to our obligation to pay expenses relating to our operations in Germany. An increase in the value of the dollar relative to the Euro would reduce the expenses associated with the operations of our German facility, whereas a decrease in the relative value of the dollar would increase the cost associated with the operations of our German facility.

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

Based upon our operating losses during 2005 and 2004 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2005 and 2004, which consist primarily of NOL carryforwards, will not be realized. Consequently, we had established a valuation allowance for our net deferred tax asset of approximately $28.0 and $21.1 million as of December 31, 2005 and 2004, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income becomes apparent in the future, we may reduce our valuation allowance, resulting in income tax benefits in our statement of operations. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net Revenue.    Net revenue for the year ended December 31, 2005 was $62.0 million, an increase of $1.3 million, or 2%, as compared with net revenue of $60.7 million for the year ended December 31, 2004. The increase in net revenue primarily resulted from higher sales of extended warranty packages, advanced training programs, and peripherals, such as handpieces and laser tips. At the same time, we had a decrease in sales of our Waterlase systems, which made up approximately 83% of our total revenues in 2005. This decrease was almost completely offset by an increase in the average selling prices of our systems. We believe that four primary factors in 2005 contributed to the decrease in unit volume of laser systems sold:

•	We experienced significant vendor part and component failures with our Waterlase MD System, which had been launched at the end of 2004. This not only affected our ability to deliver consistently functioning units, but also affected customer satisfaction. We believe this dissatisfaction resulted in a reduction of referrals from existing customers, and thus negatively affected revenues during 2005.

•

We believe our target customer base progressed from the “innovator” category of dentists, which generally purchase technology quickly and desire to be on “the cutting edge” ahead of other customers, to the “early adopter” category of dentists, which generally require more scientific evidence and economic rationale prior to purchase. This progression into the early adopter category is typically associated with a longer selling cycle. Because of this progression, we devoted a substantial portion of 2005 modifying our marketing programs and messages and training our domestic sales force to be more effective in selling using these new programs. As a result of these changes, revenues were negatively affected in 2005.

•	Our image was negatively affected during 2005 as we experienced a restatement of our financial statements and the resultant late filings of financial statements with the Securities and Exchange Commission, as well as the notification from NASDAQ of the potential for de-listing our common stock. While these matters were satisfactorily resolved by the time we filed our Form 10-Q with the Securities and Exchange Commission for the quarter ended September 30, 2005, we believe customers may have postponed or altogether canceled their plans to purchase a laser system from us. Unit sales in the quarter ended December 31, 2005 demonstrated a significant improvement, and we believe that our image has improved with the resolution of last year’s financial filing issues.

•	Due to a combination of the above-mentioned factors, we experienced a higher than normal rate of sales force attrition in 2005, principally during the first half of the year. As a result, we hired a significant number of new sales representatives, who required substantial sales and product training before becoming productive. This sales force attrition dropped significantly during the second half of 2005 and we believe that the situation has stabilized, as the new sales representatives achieved significant sales growth during the quarter ended December 31, 2005.

We believe that the size of the potential market, our position within that market and the quality and reliability of our product offerings are fundamentally unchanged. Although we do not expect our revenue growth to reach previous historical rates that were in excess of 50%, we do expect modest revenue growth going forward.

Sales of our Waterlase systems comprised 83% and 84% of our net revenue for the years ended December 31, 2005 and 2004, respectively. Sales of our DioLase system comprised 9% and 11% of our revenue for the years ended December 31, 2005 and 2004, respectively. We expect the Waterlase system will continue to account for the majority of our net revenue.

International revenue for the year ended December 31, 2005 was $18.4 million, or 30% of net revenue, as compared with $15.1 million, or 25% of net revenue, for the year ended December 31, 2004. Sales to Canada, Asia, Latin America and Pacific Rim countries were approximately $11.9 million and sales to Europe, Middle East and Africa (EMEA) were approximately $6.5 million for the year ended December 31, 2005, compared to $7.9 million and $7.2 million, respectively, for the year ended December 31, 2004.

Gross Profit.    Gross profit for the year ended December 31, 2005 was $30.8 million, or 50% of net revenue, a decrease of $5.2 million, as compared with gross profit of $36.0 million, or 59% of net revenue for the year ended December 31, 2004. The decrease in gross profit as a percentage of revenue was caused primarily by an increase in manufacturing costs for the new Waterlase MD system, which was introduced in the fourth quarter of 2004, including associated higher warranty and material scrap expenses, as well to an increase in fixed manufacturing infrastructure, including quality control, materials management, and other support activities. We generated a lower gross margin on the initial production quantities of the Waterlase MD system due to these factors, but experienced an improved margin on the Waterlase MD system during the fourth quarter ended December 31, 2005. This improvement in the fourth quarter resulted largely from a reduction in the number of vendor part and component issues which in turn has recently improved our product reliability and customer satisfaction. For 2006, we expect the Waterlase MD system to comprise a greater percentage of our net revenue. On January 1, 2006 we increased the list selling price of our Waterlase MD system. We also expect improved manufacturing efficiency and product quality, as we eliminated many of the vendor part and component issues, and, reduced warranty, scrap and product rework expenses. We believe these factors will contribute to increased gross margin in 2006.

Other Income, Net.    Other income consists of gain (loss) on sale of assets. Other income, net was $80,000 for the year ended December 31, 2005 compared to $32,000 for the year ended December 31, 2004. For each of the years ended December 31, 2005 and 2004, other income included $63,000 related to the sale and leaseback of our manufacturing facility in San Clemente, California in March 2001, partially offset by lesser gain or loss amounts on other sales of assets.

Operating Expenses.    Operating expenses for the year ended December 31, 2005 were $47.9 million, or 77% of net revenue, a $2.5 million increase as compared with $45.4 million, or 75% of net revenue for the year ended December 31, 2004. The increase was driven mainly by high levels of legal and compliance costs described below under General and Administrative Expense and the cost of the SurgiLight license described below under Engineering and Development Expense, offset by the absence of patent infringement legal settlement costs in 2005.

Sales and Marketing Expense.    Sales and marketing expenses for the year ended December 31, 2005 increased by $1.6 million, or approximately 7%, to $24.7 million, or 40% of net revenue, as compared with $23.1 million, or 38% of net revenue, for the year ended December 31, 2004. Approximately $1.0 million of the increase was related to costs for additional sales and marketing personnel, including an increased sales force, and professional fees for various sales and marketing programs. Facilities costs, depreciation and insurance costs contributed approximately $0.6 million to the overall increase in sales and marketing expenses. We expect to experience a decrease in overall sales and marketing expenses in 2006 as we focus on planned cost containment measures, primarily including reduced participation in conventions and seminars; decreased spending on advertising and promotion; and, improved recoupment of training and education costs from participating customers.

General and Administrative Expense.    General and administrative expenses for the year ended December 31, 2005 increased by $5.4 million, or 47%, to $16.9 million, or 27% of net revenue, as compared with $11.5 million, or 19% of net revenue, for the year ended December 31, 2004. The majority of the increase resulted from costs associated with the restatements of our 2002 and 2003 financial statements and delayed 2004 and 2005 financial statement filings as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, or SOX 404. The most significant of the increases were as follows: an increase in personnel related costs related to increased infrastructure in finance, information technology, human resources and administration of approximately $1.7 million; an increase in temporary labor expenses of approximately $0.8 million; an increase in audit and audit related fees of approximately $3.5 million; and an increase in other professional fees of approximately $1.5 million. Legal expenses decreased in 2005 as compared to 2004 by approximately $2.1 million primarily because of decreased litigation activity. We expect to experience a decrease in overall general and administrative expenses in 2006 as we become more efficient in the execution of our SOX 404 activities and due to the expected absence of the one-time costs that were incurred in 2005 related to the financial restatements.

On December 16, 2005, the Board of Directors and the Compensation Committee approved accelerating the exercisability of 1,337,500 unvested stock options outstanding under our 2002 stock incentive plan, effective as of December 16, 2005. The options are held by employees, including executive officers, and have a range of exercise prices of $5.98 to $14.36 per share. The closing price per share of our common stock on December 16, 2005, the last trading day before effectiveness of the acceleration, was $7.95. In order to prevent unintended personal benefits, shares of our common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the expiration of such original vesting period.

The purpose of accelerating vesting was to minimize our recognition of compensation expense associated with these options upon adoption of SFAS No. 123-R in the first quarter of fiscal 2006. The maximum aggregate pre-tax expense associated with the accelerated options that would have been reflected in our consolidated financial statements in future fiscal years is estimated to be approximately $3.2 million. The accelerated exercisability of options created an additional compensation expense to provide for an estimate of the benefit that would be received by future terminating employees who exercise options prior to the term of their respective original vesting periods. The compensation expense was based on estimate of the future turnover percentage of 18.63% times the intrinsic value of the accelerated stock options on December 16, 2005 and amounted to additional compensation expense of approximately $204,000, all of which was recognized in the fourth quarter of fiscal 2005. However, to the extent that any accelerated options are exercised prior to the term of their respective original vesting periods and the estimated compensation expense proves insufficient, we may incur additional compensation expense in the future related to these accelerated options.

Engineering and Development Expense.    Engineering and development expenses for the year ended December 31, 2005 increased by $2.7 million, or 76% to $6.3 million, or 10% of net revenue, as compared with $3.6 million, or 6% of net revenue, for the year ended December 31, 2004. The increase was largely due to the $2.0 million purchase of the SurgiLight license, including transaction costs of $0.2 million, to use certain patents in the field of presbyopia, together with higher employee costs and patent fees associated with product development in the ophthalmology and presbyopia space.

Patent Infringement Legal Settlement.    For the year ended December 31, 2004, we recorded an expense for a patent infringement legal settlement of $6.4 million, or 10.6% of 2004 net revenue, associated with the settlement of the Diodem litigation. In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares of our common stock that we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. These escrowed shares had a fair market value of $500,000 at the time of the Binding Letter of Intent. The total consideration for the transaction was estimated to have a value of $7.0 million, excluding the value of the shares held in escrow. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us is licensed to a third party.

Impairment of Intangible Asset.    During 2004, we determined that our intangible assets associated with certain trade names were impaired based on circumstances that arose in the fourth quarter surrounding future expected sales of our DioLase product. The underlying factors contributing to our revised estimate included a reduced projected rate of sales growth for this product as a result of increased competition for relatively low-priced laser devices, resulting in management’s decision to focus our sales efforts on high-end laser products such as the new Waterlase MD product launched in the fourth quarter of 2004. An expense of $747,000 was recorded in 2004 related to this impairment. No additional impairment was recorded for 2005.

Non-Operating (Loss) Income

(Loss) Gain on Foreign Currency Transactions.    We realized a $0.5 million loss on foreign currency transactions for the year ended December 31, 2005, compared to a gain of $0.1 million for the year ended December 31, 2004 due to the changes in exchange rates between the U.S. dollar and the Euro. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, which is the only non-U.S. dollar denominated currency in which we have transacted material business.

(Loss) Gain on Sale of Marketable Securities.    Our investments consist of U.S. government securities and have been classified as available-for-sale. We realized a $45,000 loss on sale of marketable securities for the year ended December 31, 2005, compared to a $91,000 gain for the year ended December 31, 2004.

Interest Income.    Interest income results from interest earned on our cash and investments balances. Interest income for the year ended December 31, 2005 was $0.6 million as compared with $0.5 million for the year ended December 31, 2004. While the average investments balance declined considerably in 2005 due to the amount of cash used in operating activities, the investments earned much higher interest rates.

Interest Expense.    Interest expense consists primarily of interest on the outstanding balance on our line of credit, standby fees relating to our increased borrowing capacity under the line of credit, and the periodic use of the line during the year. Interest expense for the year ended December 31, 2005 was $0.3 million as compared to $0.1 million for the year ended December 31, 2004.

Income Taxes.    An income tax provision of $0.3 million was recognized for the year ended December 31, 2005 as compared with $14.4 million for the year ended December 31, 2004. A significant component of the income tax provision in 2004 was the recording of a $21.1 million valuation allowance against our deferred tax assets. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets. As of December 31, 2005, we had net operating loss carryforwards for federal and state purposes of approximately $57.9 million and $27.7 million, respectively, which will begin expiring in 2006. As of December 31, 2005, we had research and development credit carryforwards for federal and state purposes of approximately $630,000 and $211,000, respectively, which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Net Revenue.    Net revenue for the year ended December 31, 2004 was $60.7 million, an increase of $11.9 million, or 24%, as compared with net revenue of $48.8 million for the year ended December 31, 2003. The increase of $11.9 million consists of increases in the number of products and services sold as a result of a greater marketing and sales focus. However, the rate of increase in revenue growth year over year represents a decrease from the recent historical trend which we believe is the result of a shift in the makeup of our end customer, whereby we began to transition from selling to “innovators” to “early adopters”.

The results for 2003 were favorably impacted due to a change in the timing of revenue recognition. In August 2003, we modified our sales arrangements with our customers and began recognizing revenue upon shipment for our domestic sales, or on an accrual basis, which had previously been recognized upon receipt of payment in full, or on a cash basis. Additionally, we began to recognize revenue upon shipment for our international direct sales, which had previously been recognized after completion of installation. As a result, during 2003 we recorded $19.9 million in net revenue under the revenue recognition policy in effect before the modification to our sales arrangements and $21.8 million in net revenue under our revenue recognition policy in effect after the modification to our sales arrangements. Net revenues unaffected by the changes in our revenue recognition policy were $7.2 million for the year ended December 31, 2003.

Sales of our Waterlase system comprised 84% and 83% of our total net revenue for the years ended December 31, 2004 and 2003, respectively. Our DioLase system comprised 11% and 12% of our revenue for the years ended December 31, 2004 and 2003, respectively.

International revenue for the year ended December 31, 2004 was $15.1 million, or 25% of net revenue, as compared with $11.2 million, or 23% of net revenue, for the year ended December 31, 2003. Sales to Canada Asia, Latin America and Pacific Rim countries were approximately $7.9 million while sales to Europe, Middle East and Africa (EMEA) were approximately $7.2 million for the year ended December 31, 2004 compared to $7.8 million and $3.4 million, respectively, for the year ended December 31, 2003.

Gross Profit.    Gross profit for the year ended December 31, 2004 was $36.0 million, or 59% of revenue, an increase of $4.7 million, as compared with gross profit of $31.3 million, or 64% of net revenue for the year ended

December 31, 2003. Gross profit for the year ended December 31, 2003 included $12.3 million of gross profit for domestic sales recognized on a cash basis and $13.4 million recognized on an accrual basis. Gross profit for the year ended December 31, 2003 included $1.1 million recognized for international direct sales upon completion of installation and $1.1 million recognized upon shipment. The decrease in gross profit as a percentage of net revenue was due to an increase in manufacturing costs related to the launch of our new Waterlase MD system in the fourth quarter of 2004 as well to an increase in fixed manufacturing infrastructure, including quality control, materials management and other support activities. We generated a lower gross margin on the initial production quantities of the Waterlase MD due to these factors. We also experienced an increase in excess and obsolete inventory of $441,000 associated with slow-moving raw materials, which decreased our gross margin approximately 1%. Additionally, included in cost of revenue is $1.9 million and $0 of expenses for the years ended December 31, 2004 and 2003, respectively, for training and WCLI seminars related to our multiple element arrangements, which decreased our gross margin by approximately 2%.

Other Income, Net.    Other income, net was $32,000 for the year ended December 31, 2004 compared to $76,000 for the year ended December 31, 2003. Other income in 2004 included the amortization of deferred gain of $63,000 offset by a loss of $31,000 on the sale of certain fixed assets. Other income in 2003 included the amortization of deferred gain of $63,000 plus a gain of $13,000 on the sale of certain fixed assets.

Operating Expenses.    Operating expenses for the year ended December 31, 2004 were $45.4 million, or 75% of net revenue, a $21.0 million increase as compared with $24.4 million, or 50% of net revenue for the year ended December 31, 2003. The increases in operating expenses were, for the most part, related to planned marketing expenses geared to an expected higher level of sales and general and administrative expenses driven mainly by high levels of legal and compliance costs as described below. Other increases in operating expenses represent increases in fixed organizational infrastructure costs necessary to support our growth.

Sales and Marketing Expense.    Sales and marketing expenses for the year ended December 31, 2004 were $23.1 million, or 38% of net revenue, as compared with $16.8 million, or 34% of net revenue, for the year ended December 31, 2003. Approximately $3.7 million of the increase was due to personnel related costs, including commission expense on higher sales, increase in our sales force and related travel and support costs. Marketing expense, including advertising, direct mailing fees, trade shows and seminars increased approximately $2.6 million, of which approximately half related to the launch of our new Waterlase MD system in the year ended December 31, 2004.

General and Administrative Expense.    General and administrative expenses for the year ended December 31, 2004 were $11.5 million, or 19% of net revenue, as compared with $5.1 million, or 10% of net revenue, for the year ended December 31, 2003. Legal fees in 2004, related principally to the Diodem litigation, totaled $4.3 million, an increase of $3.4 million from 2003. Costs related to compliance with the Sarbanes-Oxley Act, including professional expenses as well as temporary labor, were approximately $1.3 million in 2004, the majority of which were expended in the last six months of 2004. Other personnel and related costs increased approximately $848,000, representing increased infrastructure in finance, information technology, human resources and administration both in response to our growth as well as to meet the ongoing compliance standards related to the Sarbanes-Oxley Act. Additionally, our general and administrative expense for the year ended December 31, 2004, included amounts accrued for sales tax liability and related penalties and interest totaling $269,000, compared to $375,000 for the same period of 2003. In 2004, we also recognized a gain of $372,000 for the abatement of certain penalties and interest related to the sales tax compared to $17,000 for the same period of 2003. Costs associated with general liability insurance, employee group insurance and workers compensation insurance increased by approximately $618,000 in 2004 as compared to 2003. We recorded a reserve for uncollectible accounts totaling $354,000 in 2004, an increase of $106,000 compared to 2003.

Engineering and Development Expense.    Engineering and development expenses for the year ended December 31, 2004 were $3.6 million, or 6% of net revenue, as compared with $2.5 million, or 5% of net revenue, for the year ended December 31, 2003. Approximately half of the increase in absolute dollars is due to materials and consulting fees related to the development of the Waterlase MD system, with the balance resulting from an increase in the level of research projects and patent development.

Patent Infringement Legal Settlement.    In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem. As of December 31, 2004, we accrued $6.4 million for the settlement of the existing litigation.

Impairment of Intangible Asset.    During 2004, we determined that our intangible assets associated with certain trade names were impaired based on circumstances that arose in the fourth quarter surrounding future expected sales of our DioLase product. The underlying factors contributing to our revised estimate included a reduced projected rate of sales growth for this product as a result of increased competition for relatively low-priced laser devices resulting in management’s decision to focus our sales efforts on high-end laser products such as the new Waterlase MD product launched in the fourth quarter of 2004. An expense of $747,000 was recorded in 2004 related to this impairment.

Non-Operating Income (Loss)

Gain on Foreign Currency Transactions.    We realized an $86,000 gain on foreign currency transactions for the year ended December 31, 2004, compared to $232,000 gain for the year ended December 31, 2003 due to the changes in exchange rates between the U.S. dollar and Euro. Due to the relatively low volume of transactions denominated in currencies other than the U.S. dollar, we have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, which is the only non-U.S. dollar denominated currency in which we have transacted business.

Gain on Sale of Marketable Securities.    Our investments are comprised of U.S. government securities and have been classified as available-for-sale. We realized a $91,000 gain on sale of marketable securities for the year ended December 31, 2004, compared to $0 for the year ended December 31, 2003. As a result of the $41.9 million in net proceeds received from our public offering in the first quarter of 2004, we engaged in investment transactions throughout 2004.

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

Income Taxes.    An income tax provision of $14.4 million was recognized for the year ended December 31, 2004. A significant component of this income tax provision was the recording of the $21.1 million valuation allowance against our deferred tax assets. For the year ended December 31, 2003, we recognized an income tax benefit of $11.9 million and a credit of $2.2 million to additional paid-in capital. The income tax benefit for the year ended December 31, 2003 was due to the reduction of the valuation allowance in the amount of $16.2 million. The credit to additional paid-in capital was the result of a stock option deduction available to us in 2003 and prior year deductions included in the deferred tax assets which were previously offset by the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deductible differences. As of December 31, 2004 we had net operating loss carryforwards for federal and state purposes of approximately $39.0 million and $11.3 million, respectively, which will begin expiring in 2005. As of December 31, 2004, we had research and development credit carryforwards for federal and state purposes of approximately $558,000 and $250,000, respectively, which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Liquidity and Capital Resources

At December 31, 2005, we had approximately $12.8 million in net working capital, a decrease of $17.2 million from $30.0 million at December 31, 2004. Our principal source of liquidity at December 31, 2005 consisted of our cash balance of $8.3 million and our $10.0 million revolving bank line of credit which expires September 30, 2006 and which is secured by our short-term investment in a U.S. Treasury debt security. Our investment in marketable securities of $9.9 million is collateralized against the line of credit facility and is not available for use. The outstanding balance on our bank line of credit was $5.0 million at December 31, 2005. Total cash, cash equivalents and short-term investments on a combined basis decreased by $13.3 million from December 31, 2004 to December 31, 2005. Cash and cash equivalents increased by $2.1 million from December 31, 2004 to December 31, 2005.

Our operating activities, adjusted for non-cash items and before changes in operating assets and liabilities, totaled $15.0 million and represented the principal use of cash in 2005. Additionally, we used a net $2.1 million of cash for changes in operating assets and liabilities as follows: inventory increase of $1.2 million; payment of cash portion of the Diodem legal settlement of $3.0 million; reduction in accounts receivable of $1.1 million; and other reductions in net operating assets of $1.0 million.

Borrowings under our revolving bank line of credit bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice, or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and are payable on demand upon expiration of the facility. All borrowings during the year ended December 31, 2005 were at prime rate.

At December 31, 2004, there were no borrowings outstanding on this line of credit. We were not in compliance with the covenants to remain profitable on a quarterly basis at December 31, 2004 due to our operating loss for the three months ended September 30, 2004 and December 31, 2004. In February 2005, we obtained a waiver of this covenant as of December 31, 2004. In April 2005, we became non-compliant with our covenant relating to timely reporting and certification requirements for our consolidated financial statements due to the late filing of our Form 10-K. In July 2005, we obtained a waiver to this covenant which extended until July 21, 2005. On September 19, 2005, the Company entered into a third amendment to our credit facility with the bank which extended the term from September 30, 2005 to September 30, 2006. In addition, certain material covenants of the credit facility were modified to decrease the required minimum tangible net worth from $30.0 million to $24.0 million, decrease the required minimum balance of cash (including investments in U.S. Treasuries) from $20.0 million to $12.0 million, and amend the quarterly profitability condition commencing with the fiscal quarter ended March 31, 2006. We granted the bank a security interest in and to all of our equipment, inventory, accounts receivable and other assets. As of September 30, 2005, we were non-compliant with our covenants relating to minimum tangible net worth and debt to tangible net worth for which we received a waiver in November 2005. In November 2005, we entered into a fourth amendment to our credit facility with the bank which eliminated all of our financial covenants, including the minimum cash balance of $12.0 million. Under the new amendment, we agreed to collateralize the facility with our short-term investment in U.S. Treasury debt securities.

We had no material commitments for capital expenditures as of December 31, 2005. On January 10, 2006 we entered into a five-year facility lease with initial monthly installments of $38,692 and annual adjustments over the lease term which are described in Note 8 of our notes to the consolidated financial statements. These amounts are included in the outstanding obligations as of December 31, 2005 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2005 for the years ending as indicated below (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases	$494	$1,017	$1,052	$273	$2,836
SurgiLight agreement	100	50	50	—	200
Line of credit	5,000	—	—	—	5,000
Insurance premium financing	911	—	—	—	911

Total	$6,505	$1,067	$1,102	$273	$8,947

Three executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that all three officers were terminated by us without cause or they resigned with good reason, the total severance benefits payable would be approximately $0.6 million based on compensation in effect as of December 31, 2005. In addition, our executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

During 2005, we expended a substantial portion of our cash resources to fund our operating loss. In the fourth quarter of 2005, we returned to cash generation from operating activities, but we plan to continue making significant investments in the development of our business. We believe we currently possess sufficient resources, including our revolving bank line of credit, to meet the cash requirement of our operations for at least the next year. Also, we plan to pursue an improved short-term credit facility to accommodate the working capital needs of our business, or at least seek an extension in the expiration date of the existing bank line of credit, which currently expires September 30, 2006. Our capital requirements will depend on many factors, including among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, the improved or extended credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all.

Selected Quarterly Financial Data

The following table presents our operating results for each quarter in our last two fiscal years. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto. These operating results are not necessarily indicative of results for any future operating period.

	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2005
Net revenue	$16,834	$14,533	$11,655	$18,958
Gross profit	9,369	6,282	5,304	9,851
Other income, net	16	16	16	32
Income (loss) from operations	(4,265)	(6,532)	(5,186)	(997)
Net income (loss)	(4,274)	(6,779)	(5,231)	(1,226)
Net income (loss) per share(1):
Basic	(0.19)	(0.30)	(0.23)	(0.05)
Diluted	(0.19)	(0.30)	(0.23)	(0.05)

	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2004
Net revenue	$14,530	$14,738	$12,310	$19,073
Gross profit	8,844	9,122	7,143	10,900
Other income, net	16	16	16	(16)
Legal settlement(2)	—	—	—	(6,446)
Impairment of intangible asset(3)	—	—	—	(747)
Income (loss) from operations	1,085	1,208	(2,144)	(9,509)
Net income (loss)	616	853	(1,125)	(23,558)
Net income (loss) per share(1):
Basic	0.03	0.04	(0.05)	(1.04)
Diluted	0.03	0.03	(0.05)	(1.04)

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income (loss) per common share amount.
(2)	Refer to Note 8 to the consolidated financial statements.
(3)	Refer to Note 5 to the consolidated financial statements.

We have at various times experienced fluctuations in quarterly net revenue due to seasonality. Many medical device companies such as ours experience weakness in the calendar third quarter as medical providers, practitioners and patients often postpone elective procedures during the summer months. This weakness is frequently offset by greater revenues in the calendar fourth quarter. We expect to continue to experience seasonal fluctuations in our revenues. Since many of our costs are fixed in the short term, if we have a shortfall in revenue resulting from a change in our historical seasonality pattern, or otherwise, we may be unable to reduce expenses quickly enough to avoid losses.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this report for a discussion on recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our revenue in Europe is denominated principally in Euros, and our revenue in other international markets is denominated in dollars. As a result, an increase in the relative value of the dollar to the Euro would lead to less income from revenue denominated in Euros, unless we increase prices, which may not be possible due to competitive conditions in Europe. Additionally, since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may enter into such arrangements in the future. Foreign currency-denominated sales have not been significant.

We currently have a line of credit in the amount of $10.0 million at the variable interest rate equivalent to the Prime rate for advances less than $500,000 and with less than two business days notice, and at LIBOR plus 2.25% for advances of $500,000 or more and with two business days notice. This line of credit currently expires on September 30, 2006. At December 31, 2005, we had an outstanding balance of $5.0 million. Based on this balance, a change of one percent in the interest rates would result in a change in interest expense of $50,000.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in a money market account and U.S. treasury securities in which there is minimal interest rate risk.

Item 8.    Financial Statements and Supplementary Data

All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1 and are incorporated herein by this reference. Selected Quarterly Financial Data are presented in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K and are incorporated herein by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 3, 2005, we dismissed PricewaterhouseCoopers LLP (“PWC“) as our independent registered public accounting firm. Our Audit Committee approved the decision to dismiss its independent registered public accounting firm.

The reports of PWC on our financial statements as of and for the fiscal years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2004 and 2003 and through August 3, 2005, there were two disagreements with PWC on matters regarding accounting principles and practices, financial statement disclosure, or auditing scope or procedure, which disagreements, although ultimately resolved to the satisfaction of PWC, were reportable events as described in Item 304(a)(1)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission (the “ SEC “) pursuant to the Securities Exchange Act of 1934, as amended. There was a disagreement during the year ended December 31, 2003 related to revenue recognition. There was a disagreement during the year ended December 31, 2004 related to the accounting for penalties and interest on sales tax. Our Audit Committee has discussed the foregoing disagreements with PWC and has authorized PWC to respond fully to BDO Seidman, LLP (“ BDO “), the new independent registered public accounting firm for the Company, concerning these disagreements. Except for the disagreements noted above, there were no disagreements with PWC on the matters noted above for the fiscal years ended December 31, 2004 and 2003 and through August 3, 2005 that would have caused PWC to make reference thereto in their reports on the Company’s financial statements for such years if such matters were not resolved to the satisfaction of PWC.

We refer to Item 9A of our Form 10-K for the fiscal year ended December 31, 2004 which was filed with the SEC on July 19, 2005 with respect to the eleven material weaknesses in the Company’s internal control over financial reporting, which is incorporated herein by reference. We refer to Item 9A of our Form 10-K for the fiscal year ended December 31, 2003, which was filed with the SEC on March 3, 2004 with respect to the material weakness in the Company’s internal control over financial reporting, which is incorporated herein by reference. Except for the material weaknesses noted above, there were no other reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) for the fiscal years ended December 31, 2004 and 2003 and through August 3, 2005.

PWC previously indicated in a letter to the SEC that it had no disagreements with the statements contained in the preceding three paragraphs. A copy of their letter to that effect was attached as an exhibit to our Form 8-K filed on August 9, 2005.

On August 8, 2005, we engaged BDO as our new independent registered public accounting firm. During our two most recent fiscal years and through August 8, 2005, we did not consult with BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2005, our disclosure controls and procedures were not effective because of the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.”

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness:

As of December 31, 2005, we did not maintain effective controls over the recording of inventory transactions and the valuation of our inventory. Specifically, we did not have effective controls to: (i) ensure that our recording of inventory transactions was done timely, (ii) ensure that all transactions relating to inventory were properly recorded in the perpetual inventory system and in the general ledger, (iii) ensure that our inventory was properly recorded at lower of cost or market and (iv) ensure that the appropriate direct labor and overhead rate was applied. This control deficiency did not result in an adjustment to our consolidated financial statements. However, this control deficiency could result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses

Management has reviewed with the Audit Committee of the Board of Directors the internal control deficiencies related to the recording and valuation of our inventory that aggregated into a material weakness in our internal control over financial reporting as of December 31, 2005.

Management has adopted, with the Audit Committee’s concurrence, certain remedial measures that are designed to improve our control environment and to address the material weakness described in Management’s Report on Internal Control over Financial Reporting. These remedial measures include, but are not limited to, the following:

1.	The installation and implementation of several software modules within our ERP (Enterprise Resource Planning) system, the primary information technology system used in the running of our business. The modules we are planning to install and implement all relate to the automation of processes involving inventory transactions, production and shop floor activities, the management of materials, standard costing and MRP (materials requirements planning) capabilities and their integration into the accounting and reporting function.

2.	Identifying and analyzing all inventory-related transactions in which we engage, including purchasing, production, shipping and service, and developing new policies and procedures to ensure that all such transactions are properly recorded in the new software modules and accounted for on a timely basis.

3.	In connection with the system implementation, the proper installation of the standard costing capabilities to ensure that each inventory item is always properly valued at the lower of cost or market and that each inventory item produced is burdened with the appropriate amount of manufacturing overhead, all in accordance with generally accepted accounting principles.

While the aforementioned remedial measures are underway, we are relying on extensive manual procedures, and there remains a risk that the manual procedures on which we are currently relying will fail to be sufficiently effective. See Item 1A—Risk Factors—Our internal controls and procedures need to be improved.

Changes in Internal Control over Financial Reporting

In our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2005, we disclosed that we had not implemented any of the remedial measures described in Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and we also concluded that for the three and nine month periods ended September 30, 2005, some significant deficiencies involving the accuracy of our perpetual inventory system had aggregated into a material weakness resulting in adjustments to our consolidated financial statements. However, as a result of our assessment of our internal control over financial reporting as of December 31, 2005, we concluded that we have remediated all of the material weaknesses reported as of December 31, 2004 and September 30, 2005, except for the material weakness concerning effective controls over the recording of inventory transactions and the valuation of our inventory. Our remedial efforts included, but were not limited to: the addition of qualified financial personnel in 2005; improved controls, processes and procedures relating to the timely identification and evaluation of potential asset impairments, revenue recognition, accrued liabilities, foreign currency translation and foreign transaction processing; and the implementation of access controls in the primary information technology system used in the running of our business.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Biolase Technology, Inc.’s (the “Company”) internal control over financial reporting was not effective as of December 31, 2005, because the Company did not maintain effective controls over the recording of inventory transactions and the valuation of inventory, which contributed to a material weakness based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005: Management identified deficiencies in the Company’s internal control over financial reporting related to the controls over the recording of inventory transactions and the valuation of inventory. Specifically, the Company did not have effective controls to: (i) ensure that the recording of inventory transactions was done timely, (ii) ensure that all transactions relating to inventory were properly recorded in the perpetual inventory system and in the general ledger, (iii) ensure that the inventory was properly recorded at lower of cost or market and (iv) ensure that the appropriate direct labor and overhead rate was applied. This control deficiency did not result in any adjustment to the 2005 consolidated financial statements. However, this control deficiency results in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements would not be prevented or detected.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit procedures applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 7, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO framework. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO framework.

We do not express an opinion or any other form of assurance on management’s statements referring to new controls being implemented after December 31, 2005.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 7, 2006

PART III

Item 10.    Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 23, 2006.

Item 11.    Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 23, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 23, 2006.

Equity Compensation Plan Information

The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) is designed to attract and retain the services of individuals essential to its long-term growth and success. The Company also formerly maintained the 1990 Stock Option Plan and the 1993 Stock Option Plan. The 1990 Stock Option Plan and the 1993 Stock Option Plan have terminated pursuant to their terms; however, various option grants under those plans remain outstanding.

The following table summarizes information as of December 31, 2005 with respect to the shares of Common Stock that may be issued upon exercise of options, warrants or rights under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans
Approved by Stockholders	4,307,769	$6.74	457,834
Equity Compensation Plans
Not Approved by Stockholders(1)	3,000	2.69	0

Total	4,310,769	6.74	457,834

(1)	Consists solely of options under the 1990 Stock Option Plan.

The 1990 Stock Option Plan (the “1990 Plan”) was implemented by the Board on December 15, 1990. The 1990 Plan is a non-stockholder-approved plan under which options were authorized to be granted to directors, officers or employees. The Board authorized 150,000 shares of Common Stock for issuance under the 1990 Plan. Options under this plan were granted with an exercise price per share equal to the fair market value per share of Common Stock on the grant date and vested in installments during the optionee’s period of service with us. The plan administrator (either the Board or a Board committee) may cause options to vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed 10 years) set by the plan administrator at the time of grant, subject to earlier termination following the optionee’s termination.

Item 13.    Certain Relationships and Related Transactions

There is hereby incorporated herein by reference the information appearing under the caption Certain Relationships and Related Transactions in the proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 23, 2006.

Item 14.    Principal Accountant Fees and Services

There is hereby incorporated herein by reference the information appearing under the caption Independent Auditor Fee Information in the proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 23, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1) Financial Statements:

(2) Financial Statement Schedule:

Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)

4.1	Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)

4.2	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)

4.3	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (included in Exhibit 3.1.)

4.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)

Exhibit Number		Description
4.5		Rights Agreement dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)

4.6		Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)

4.7		Warrant to Purchase 81,037 shares of Common Stock of Biolase Technology, Inc. issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

4.8		Registration Rights Agreement between Biolase Technology, Inc. and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

4.9		Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.7		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.9		BIOLASE and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.10		Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.11		Credit Agreement dated May 14, 2003, between Bank of the West and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.12		Amendment to Credit Agreement dated June 1, 2004 between the Registrant and the Bank of the West. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.13	*	Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002 and incorporated herein by reference.)

10.14	*	Employment Agreement dated December 12, 2003, between the Registrant and Jeffrey W. Jones. (Filed with Registrant’s Annual Report on Form 10-K filed March 3, 2004 and incorporated herein by reference.)

10.15	†*	Employment Offer Letter dated January 8, 1999 from the Registrant to Keith G. Bateman. (Filed with Registrant’s Quarterly Report on Form 10-Q/A filed July 24, 2002 and incorporated herein by reference.)

10.16	*	Employment Agreement dated October 24, 2004 between the Registrant and John W. Hohener, as amended by Amendment No. 1 to Employment Agreement dated November 26, 2004. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.17	*	Employment Agreement dated October 26, 2004 between the Registrant and Robert E. Grant. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

Exhibit Number		Description
10.18	*	Employment Agreement dated December 12, 2005 between the Registrant and Richard L. Harrison. (Filed with Registrant’s Current Form 8-K filed December 12, 2005 and incorporated herein by reference.)

10.19	*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)

10.20	*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.21	*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

10.22	*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

10.23	*	2002 Stock Option Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)

10.24	*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.25		Standard Industrial/Commercial Single-Tenant Lease-Net dated March 14, 2001 between Pacific Consolidated Holdings, LLC and the Registrant. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.26		Basic Sublease Terms dated February 19, 2004 between Legacy Electronics, Inc. and the Registrant. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.27		Third Amendment to Credit Agreement dated September 19, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

10.28		Letter agreement dated June 10, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

10.29	†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and Biolase Technology, Inc. (Filed January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.30	†	License Agreement between SurgiLight, Inc. and Biolase Technology, Inc. dated February 3, 2005 (Filed March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.31	*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.32		Fourth Amendment to Credit Agreement dated November 4, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.33		Security Agreement dated November 4, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.34	*	Form of Resale Restriction Agreement dated December 16, 2005 between Registrant and certain key employees and officers. (Filed December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

Exhibit Number		Description
10.35	*	Employment Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

10.36	*	Resale Restriction Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

10.37		Lease dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed January 17, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

10.38		Amendment No. 1 to Employment Agreement of Robert E. Grant dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.39	*	Amendment No. 1 to Employment Agreement of Richard L. Harison dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.40	*	Amendment No. 1 to Employment Agreement of Jeffrey W. Jones dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.41	*	Memo to Keith G. Bateman from Biolase Technology, Inc. regarding Severance Benefits Payable On Change of Control, dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.42	*	Memo to James M. Haefner from Biolase Technology, Inc. regarding Severance Benefits Payable On Change of Control, dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

14.1		Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)

21.1		Subsidiaries of the Registrant. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

23.1		Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP

23.2		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24.1		Power of Attorney (included in Signature page).

31.1		Certification of Robert E. Grant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Robert E. Grant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2006	BIOLASE TECHNOLOGY, INC., a Delaware Corporation (registrant)

	By:	/s/ ROBERT E. GRANT
Robert E. Grant President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of BIOLASE Technology, Inc., do hereby constitute and appoint Robert E. Grant and Richard L. Harrison, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT E. GRANT Robert E. Grant	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/S/ FEDERICO PIGNATELLI Federico Pignatelli	Director and Chairman of the Board	March 16, 2006

/S/ JEFFREY W. JONES Jeffrey W. Jones	Director, Vice Chairman of the Board and Chief Technology Officer	March 16, 2006

/S/ DR. ROBERT M. ANDERTON Dr. Robert M. Anderton	Director	March 16, 2006

/S/ GEORGE V. D’ARBELOFF George V. d’Arbeloff	Director	March 16, 2006

/S/ RICHARD L. HARRISON Richard L. Harrison	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Biolase Technologies, Inc.

San Clemente, California

We have audited the accompanying consolidated balance sheet of Biolase Technologies, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. We have also audited the accompanying consolidated financial statement schedule as of and for the year ended December 31, 2005. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biolase Technologies, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the accompanying consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biolase Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BIOLASE Technology, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of BIOLASE Technology, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California

July 15, 2005

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,272	$6,140
Short-term investments, restricted	9,863	—
Short-term investments	—	25,326
Accounts receivable, less allowance of $420 and $384 in 2005 and 2004, respectively	8,404	9,635
Inventory	8,623	8,180
Prepaid expenses and other current assets	1,293	1,814

Total current assets	36,455	51,095
Property, plant and equipment, net	3,827	3,025
Intangible assets, net	1,831	1,662
Goodwill	2,926	2,926
Other assets	90	38

Total assets	$45,129	$58,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,000	$—
Accounts payable	7,759	7,147
Accrued liabilities	8,612	8,467
Accrued legal settlement	—	3,000
Deferred revenue	2,246	2,468
Deferred gain on sale of building, current portion	16	63

Total current liabilities	23,633	21,145
Deferred gain on sale of building	—	16
Deferred tax liability	202	161
Accrued legal settlement, net of current portion	—	3,446

Total liabilities	23,835	24,768

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 25,218 and 24,482 shares issued in 2005 and 2004, respectively; 23,254 shares and 22,518 shares outstanding in 2005 and 2004, respectively	26	25
Additional paid-in capital	106,484	101,562
Accumulated other comprehensive loss	(322)	(225)
Accumulated deficit	(68,495)	(50,985)

	37,693	50,377
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	21,294	33,978

Total liabilities and stockholders’ equity	$45,129	$58,746

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Net revenue	$61,980	$60,651	$48,783
Cost of revenue	31,174	24,642	17,533

Gross profit	30,806	36,009	31,250

Other income, net	80	32	76

Operating expenses:
Sales and marketing	24,661	23,126	16,800
General and administrative	16,899	11,506	5,096
Engineering and development	6,306	3,576	2,505
Patent infringement legal settlement	—	6,446	—
Impairment of intangible asset	—	747	—

Total operating expenses	47,866	45,401	24,401

(Loss) income from operations	(16,980)	(9,360)	6,925
(Loss) gain on foreign currency transactions	(462)	86	232
Gain on forward exchange contract	—	—	22
(Loss) gain on sale of marketable securities	(45)	91	—
Interest income	594	470	27
Interest expense	(348)	(88)	(55)

Non-operating (loss) income, net	(261)	559	226

(Loss) income before income tax (provision) benefit	(17,241)	(8,801)	7,151
Income tax (provision) benefit	(269)	(14,413)	11,898

Net (loss) income	$(17,510)	$(23,214)	$19,049

Net (loss) income per share:
Basic	$(0.76)	$(1.00)	$0.91

Diluted	$(0.76)	$(1.00)	$0.84

Shares used in the calculation of net (loss) income per share:
Basic	23,051	23,181	20,993

Diluted	23,051	23,181	22,689

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balances, December 31, 2002	20,131	$49,563	—	$—	$(57)	$(46,820)	$2,686
Exercise of stock options	447	1,922	—	—	—	—	1,922
Exercise of warrants	673	1,656	—	—	—	—	1,656
Acquisition of ADL	308	3,806	—	—	—	—	3,806
Income tax benefit for the exercise of stock options	—	2,209	—	—	—	—	2,209
Net income	—	—	—	—	—	19,049	19,049	$19,049
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)	(90)

Balances, December 31, 2003	21,559	59,156	—	—	(147)	(27,771)	31,238	$18,959

Exercise of stock options	423	1,250	—	—	—	—	1,250
Issuance of common stock	2,500	43,375	—	—	—	—	43,375
Issuance costs		(1,505)	—	—	—	—	(1,505)
Dividend declared	—	(689)	—	—	—	—	(689)
Treasury stock	—	—	(1,964)	(16,399)	—	—	(16,399)
Net loss	—	—	—	—	—	(23,214)	(23,214)	$(23,214)
Unrealized loss on marketable securities	—	—	—	—	(13)	—	(13)	(13)
Foreign currency translation adjustment	—	—	—	—	(65)	—	(65)	(65)

Balances, December 31, 2004	24,482	101,587	(1,964)	(16,399)	(225)	(50,985)	33,978	$(23,292)

Exercise of stock options	329	1,243	—	—	—	—	1,243
Issuance of common stock	407	3,533	—	—	—	—	3,533
Issuance of warrants	—	443	—	—	—	—	443
Dividend declared	—	(689)	—	—	—	—	(689)
Stock-based compensation	—	189	—	—	—	—	189
Compensation for stock option acceleration	—	204	—	—	—	—	204
Net loss	—	—	—	—	—	(17,510)	(17,510)	$(17,510)
Unrealized loss on marketable securities	—	—	—	—	(105)	—	(105)	(105)
Foreign currency translation adjustment	—	—	—	—	8	—	8	8

Balances, December 31, 2005	25,218	$106,510	(1,964)	$(16,399)	$(322)	$(68,495)	$21,294	$(17,607)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net (loss) income	$(17,510)	$(23,214)	$19,049
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,233	696	401
Gain (loss) on disposal of assets, net	(53)	(32)	(73)
Unrealized gain on forward exchange contract	—	—	(22)
Impairment of intangible asset	—	747	—
Provision for bad debts	131	354	248
Provision for inventory excess and obsolescence	711	441	140
Stock-based compensation	393	—	—
Deferred income tax provision (benefit)	41	14,320	(11,950)
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	1,100	(4,218)	(1,036)
Inventory	(1,155)	(4,813)	(831)
Deferred charges on product shipped	—	—	1,360
Prepaid expenses and other assets	(442)	327	(1,102)
Accounts payable and accrued liabilities	1,722	6,136	2,775
Accrued legal settlement	(3,000)	6,446	—
Deferred revenue	(222)	1,239	(2,445)

Net cash (used in) provided by operating activities	(17,051)	(1,571)	6,514

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(19,977)	(76,970)	—
Proceeds from sale of available-for-sale securities	35,291	51,773	—
Additions to property, plant and equipment	(1,864)	(1,431)	(455)
Additions to other intangible assets	—	(70)	—
Business acquisition	—	—	(1,825)

Net cash provided by (used in) investing activities	13,450	(26,698)	(2,280)

Cash Flows From Financing Activities:
Borrowings under a line of credit	17,225	13,800	1,792
Payments under a line of credit	(12,225)	(15,592)	(1,792)
Borrowings on insurance notes	—	—	1,027
Payments on insurance notes	—	(888)	(457)
Payments on debt	—	—	(1,148)
Proceeds from issuance of common stock, net	—	41,870	—
Proceeds from exercise of stock options and warrants	1,244	1,250	3,577
Payment of cash dividend	(689)	(689)	—
Repurchase of common stock	—	(16,399)	—

Net cash provided by financing activities	5,555	23,352	2,999

Effect of exchange rate changes	178	(54)	3
Increase (decrease) in cash and cash equivalents	2,132	(4,971)	7,236
Cash and cash equivalents, beginning of period	6,140	11,111	3,875

Cash and cash equivalents, end of period	$8,272	$6,140	$11,111

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$306	$49	$51
Income taxes	$4	$111	$18
Non-cash financing activities:
Business acquisition:
Net assets acquired	$—	$—	$5,846
Acquisition fees	—	—	(215)
Common stock issued	—	—	(3,806)

Cash paid	$—	$—	$1,825

Diodem legal settlement:
Total consideration	$6,976	$—	$—
Common stock issued	(3,533)	—	—
Warrants issued	(443)	—	—

Cash paid	$3,000	$—	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The Company

BIOLASE Technology Inc., incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.

Basis of Presentation

The consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its wholly owned subsidiaries: Societe Endo Technic, which is inactive and which we intend to dissolve, BIOLASE Europe GmbH (“BIOLASE Europe”), a foreign subsidiary incorporated in Germany in December of 2001, and BL Acquisition Corp., a Delaware corporation in whose name we acquired certain assets. We have eliminated all material intercompany transactions and balances in the accompanying consolidated financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the realizability of goodwill and indefinite-lived intangible assets, pro-forma effects of stock-based compensation and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. We invest excess cash primarily in money market funds. Cash equivalents are carried at cost, which approximates market.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service and finance personnel. The review process evaluates all account balances with amounts outstanding more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Building	30 years
Leasehold improvements	3 to 5 years
Equipment and computers	3 to 5 years
Furniture and fixtures	5 years

Depreciation expense for 2005, 2004 and 2003 was approximately $872,000, $448,000 and $247,000, respectively.

Patents, Trademarks and Trade Names

Costs incurred to acquire and successfully defend patents, and costs incurred to acquire trademarks and trade names are capitalized. Costs related to the internal development of technologies that we ultimately patent are expensed as incurred. All amounts related to these patents, trademarks and trade names, except those determined to have an indefinite life, are amortized on a straight-line basis over their estimated useful lives.

Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable and other accrued expenses that approximate fair value because of the short maturity of these items.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive (Loss) Income

Other comprehensive (loss) income encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included as a component of stockholders’ equity but is excluded from net (loss) income. Accumulated other comprehensive (loss) income consists of the effects of foreign currency translation adjustments and unrealized gains or losses on marketable securities classified as available for sale.

Foreign Currency Translation and Transactions

The functional currency for our German subsidiary is the Euro. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

Derivative Financial Instruments

In February 2003, certain foreign exchange forward contracts expired and were not renewed, resulting in a cumulative realized gain on the contracts of $174,000. At December 31, 2005 and 2004, there were no outstanding foreign exchange forward contracts.

Revenue Recognition

We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We record revenue for all sales upon shipment assuming all other revenue recognition criteria are met.

Through August 2003, the terms of our purchase orders for products sold domestically required payment in full before title was transferred. Accordingly, with all other criteria being met, we recognized revenue when payment was received. For products sold internationally through our direct sales force we recognized revenue when all other criteria were met and we completed installation, which was when the customer became obligated to pay. In August 2003, we modified the sales arrangements with our customers so that title transfers to the customer upon shipment for domestic sales, and there is an enforceable obligation to pay upon shipment for international direct sales. Beginning in August 2003, we have been recording revenue for domestic sales and international direct sales upon shipment. As a result, during 2003, we recorded $19.9 million in revenue before the modification to our sales arrangements and $21.8 million in revenue after the modification to our sales arrangements. We recognize revenue for products sold through our distributors internationally when the product is delivered. Revenue unaffected by the changes in our customer agreements with distributors was $7.2 million for the year ended December 31, 2003.

On July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase system

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered elements. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of December 31, 2005 and 2004 is $1.3 million and $1.9 million, respectively of deferred revenue attributable to undelivered elements, which primarily consists of training and installation.

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable, revenue and cost of revenue. As of December 31, 2005 and 2004, $226,000 and $420,000, respectively, were recorded as a reduction of accounts receivable.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of December 31, 2005 and 2004 is $931,000 and $597,000 for our extended warranty contracts, respectively.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $493,000, $540,000 and $221,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Provision for Warranty Expense

Products sold directly to end users are under warranty against defects in material and workmanship for a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months. We estimate initial warranty costs at the time of product shipment based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. Costs under extended warranty contracts are charged to expense as incurred.

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the years ended December 31 were as follows (in thousands):

Initial warranty accrual, December 31, 2002	$625
Warranty expenditures-initial and extended	(1,078)
Provision for warranties	1,180

Initial warranty accrual, December 31, 2003	727
Warranty expenditures—initial and extended	(2,264)
Provision for warranties	2,448

Initial warranty accrual, December 31, 2004	911
Warranty expenditures—initial and extended	(2,288)
Provision for warranties	2,588

Initial warranty accrual, December 31, 2005	$1,211

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to our customers for shipping and handling are included as a component of revenue.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2005, 2004 and 2003, were approximately $1,551,000, $1,578,000 and $1,082,000, respectively.

Engineering and Development

Engineering and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. In 2005, engineering and development expenses included $2.0 million related to the purchase of the SurgiLight license including transaction costs of $0.2 million for the use of certain patents in the field of presbyopia. Engineering and development costs are expensed as incurred.

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

Stock-Based Compensation

We measure compensation expense for stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. As the exercise price of all options granted under these plans was equal to the fair market value of the underlying common stock on the grant date, no stock-based employee compensation cost resulting from the option grants was recognized in the consolidated statements of operations.

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

On December 16, 2005, the Board of Directors and the Compensation Committee approved accelerating the exercisability of 1,337,500 unvested stock options outstanding under our 2002 stock incentive plan, effective as of December 16, 2005. The options are held by employees, including executive officers, and have a range of exercise prices of $5.98 to $14.36 per share. The closing price per share of our common stock on December 16, 2005, the last trading day before effectiveness of the acceleration, was $7.95. In order to prevent unintended personal benefits, shares of our common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the expiration of such original vesting period.

The purpose of accelerating vesting was to minimize our recognition of compensation expense associated with these options upon adoption of SFAS No. 123-R in the first quarter of fiscal 2006. The maximum aggregate

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre-tax expense associated with the accelerated options that would have been reflected in our consolidated financial statements in future fiscal years is estimated to be approximately $3.2 million. The accelerated exercisability of options created an additional compensation expense to provide for an estimate of the benefit that would be received by future terminating employees who exercise options prior to the term of their respective original vesting periods. The compensation expense was based on estimate of the future turnover percentage of 18.63% times the intrinsic value of the accelerated stock options on December 16, 2005 and amounted to additional compensation expense of approximately $204,000, all of which was recognized in the fourth quarter of fiscal 2005. However, to the extent that any accelerated options are exercised prior to the term of their respective original vesting periods and the estimated compensation expense proves insufficient, our may incur additional compensation expense in the future related to these accelerated options.

The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans (in thousands except per share data):

	Years Ended December 31,
	2005	2004	2003
Reported net (loss) income	$(17,510)	$(23,214)	$19,049
Stock-based employee compensation expense included in net loss	393	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,711)	(5,334)	27

Pro forma net (loss) income	$(20,828)	$(28,548)	$19,076

Basic net (loss) income per share:
Reported	$(0.76)	$(1.00)	$0.91
Pro forma	(0.90)	(1.23)	0.91
Diluted net (loss) income per share:
Reported	(0.76)	(1.00)	0.84
Pro forma	(0.90)	(1.23)	0.85

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected term (years)	4.00	3.62	3.50
Volatility	63%	65%	80%
Annual dividend per share	$0.00	$0.06	$0.00
Risk-free interest rate	3.70%	3.22%	2.23%
Weighted-average fair value of options granted	$3.62	$4.53	$6.92

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net (Loss) Income Per Share—Basic and Diluted

Basic net (loss) income per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted income per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Stock options to purchase 4,392,000, 4,070,000 and 730,000 shares were not included in the diluted (loss) income per share amounts for the years ended December 31, 2005, 2004 and 2003, respectively, as their effect would have been anti-dilutive.

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Weighted average shares outstanding—basic	23,051	23,181	20,993
Dilutive effect of stock options and warrants	—	—	1,696

Weighted average shares outstanding—diluted	23,051	23,181	22,689

Outstanding options and warrants excluded as impact would be anti-dilutive	4,392	4,070	730

New Accounting Pronouncements

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. The accounting requirements of FSP 115-1 are effective for us on January 1, 2006 and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB revised and reissued SFAS No. 123-R, Share-Based Payment, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The standard was to

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

become effective July 1, 2005. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to provide public companies additional guidance in applying the provisions of SFAS No. 123-R. Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123-R with certain existing staff guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123-R. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, SFAS No. 123-R will not become effective for us until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). After assessing the potential impact of SFAS No. 123-R on our consolidated financial statements in fiscal year 2006, we decided to minimize our exposure to the accounting pronouncement by accelerating the vesting for key employees (see Note 2 to the consolidated financial statements). We will adopt SFAS No. 123-R effective January 1, 2006 and will use the modified prospective application method.

On December 16, 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Non-monetary Assets (an amendment of APB Opinion No 129). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material effect on our results of operations, financial position or cashflows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends part of Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS No. 151 is required to be adopted for fiscal years beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

NOTE 3—INVESTMENTS IN MARKETABLE SECURITIES

We account for our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments classified as “available for sale” are reported at fair value with unrealized gains (losses) recorded as a component of comprehensive loss until realized. In the event the fair value of an investment declines and is deemed to be other than temporary, we write down the carrying value of the investment to its fair value. Our investments are comprised of U.S. treasury debt securities, have been classified as available-for-sale, and have maturities greater than three months and less than one year. As of December 31, 2005, no securities were impaired. The following summarizes our investments as of December 31, 2005 and 2004 (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term
U. S. Treasury debt securities-December 31, 2005, restricted	$9,981	$(118)	$9,863
U. S. Treasury debt securities-December 31, 2004	$25,339	$(13)	$25,326

Realized gains (losses) for the year ended December 31, 2005 and 2004 were ($45,000) and $91,000, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SUPPLEMENTARY BALANCE SHEET INFORMATION

	2005	2004
ACCOUNTS RECEIVABLE (in thousands):
Components of accounts receivable at December 31, 2005 and 2004, net of allowances are as follows:
Trade	$8,028	$9,363
Royalties	199	245
Other	177	27

Total receivables	$8,404	$9,635

Following are the changes in the allowance for doubtful accounts and the allowance for sales returns during the years ended 2005, 2004 and 2003 (in thousands):

	Balance at Beginning of Period	Additions	Write-offs and returns	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$202	$248	$(386)	$64
Allowance for sales returns	—	327	—	327
Year Ended December 31, 2004
Allowance for doubtful accounts	64	354	(34)	384
Allowance for sales returns	327	674	(581)	420
Year Ended December 31, 2005
Allowance for doubtful accounts	384	131	(95)	420
Allowance for sales returns	420	298	(492)	226

	2005	2004
INVENTORY (in thousands):
Raw materials	$3,116	$4,842
Work-in-process	1,542	887
Finished goods	3,965	2,451

Inventory	$8,623	$8,180

Inventory is net of allowances for excess and obsolete inventory.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the changes in reserve for excess and obsolete inventory during the years 2005, 2004 and 2003 (in thousands):

Reserve for Excess and Obsolete Inventory
Balances at December 31, 2002	$239
Charged to operations	140
Write-offs	(133)

Balances at December 31, 2003	246
Charged to operations	441
Write-offs	—

Balances at December 31, 2004	687
Charged to operations	711
Write-offs	(825)

Balances at December 31, 2005	$573

	2005	2004
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):
Land	$283	$321
Building	778	883
Leasehold improvements	279	209
Equipment and computers	3,271	1,897
Furniture and fixtures	1,018	761
Construction in progress	77	—

	5,706	4,071
Accumulated depreciation	(1,879)	(1,046)

Property, plant and equipment, net	$3,827	$3,025

	2005	2004
ACCRUED LIABILITIES (in thousands):
Payroll and benefits	$2,808	$2,733
Warranty	1,211	911
Sales tax	667	1,185
Amounts due to customers	638	414
Accrued professional services	1,192	2,407
Accrued insurance premium	911	—
Other	1,185	817

Accrued liabilities	$8,612	$8,467

We reimburse our customers for their costs related to certain marketing programs for which we do not receive an identifiable benefit. We reduce the revenue recognized at the time of the original sale by the amount we are obligated to pay our customers. Amounts due to customers represent our obligation to reimburse our customers for these programs.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the sales tax liability is $10,000 and $333,000 as of December 31, 2005 and 2004, respectively, of penalties and interest determined in accordance with the applicable state statutes for amounts collected from customers but not remitted to the state.

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2005 and concluded there had not been any impairment. During 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD system, which was first sold during the fourth quarter of 2004. This conclusion was due to the increased competition for relatively low-priced laser devices. As a result, the actual sales of DioLase Plus were below our original expectations and we expect this trend to continue. We estimated the fair value of the DioLase Plus trade name using our revised strategy and based on a relief from royalty approach using discounted cash flows from revised projected DioLase Plus revenue. The excess of the carrying value over the asset’s estimated fair value was recorded as a charge of $747,000 to operations during the year ended December 31, 2004.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe no event has occurred that would trigger an impairment of these intangible assets in 2005 and 2004. We recorded amortization expense for the years ended December 31, 2005, 2004 and 2003 of $361,000, $248,000 and $154,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $268,000, $264,000, $264,000, $128,000 and $117,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2005				As of December 31, 2004
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,814	$(532)	$—	$1,282	$1,284	$(280)	$—	$1,004
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(276)	—	317	593	(167)	—	426

Total	$3,455	$(877)	$(747)	$1,831	$2,925	$(516)	$(747)	$1,662

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 6—BANK LINE OF CREDIT AND DEBT

We have a $10.0 million credit facility with a bank that expires on September 30, 2006. At December 31, 2005, $5.0 million was outstanding on the credit facility. The facility is collateralized with our short-term investment in U.S. Treasury debt securities which had a fair market value of $9.9 million as of December 31, 2005, and which is shown as short-term investments, restricted on our consolidated balance sheets. In addition,

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the company. Borrowings under the amended facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and are payable on demand upon expiration of the facility. All borrowings during the year ended December 31, 2005 were at prime rate.

At December 31, 2004, there were no borrowings outstanding on this line of credit. In November 2005, we entered into a fourth amendment to our credit facility with the bank which eliminated all of our financial covenants.

In November 2003, we financed $489,000 of insurance premiums payable in ten equal monthly installments of approximately $45,000 each, including a finance charge of 3.3%. In December 2003, we financed an additional $598,000 of insurance premiums payable in ten equal monthly installments of approximately $54,000 each, including a finance charge of 2.9%. At December 31, 2003, the balance of unpaid premiums that were financed was $888,000 which was paid in full during the year ended December 31, 2004. In December 2005, we financed $911,000 of insurance premiums payable in ten equal monthly installments of approximately $93,000 each, including a finance charge of 4.99%.

NOTE 7—INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$26	$—	$22
State	17	12	2
Foreign	185	81	28

	228	93	52
Deferred:
Federal	35	13,074	(11,216)
State	6	1,246	(734)
Foreign	—	—	—

	41	14,320	(11,950)

	$269	$14,413	$(11,898)

The deferred tax benefit for the year ended December 31, 2003 does not include $2,209,000 for stock option deduction benefits recorded as a credit to additional paid-in capital.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2005	2004	2003
Statutory regular federal income tax rate	(34.0)%	(34.0)%	34.0%
Change in valuation allowance	35.5%	212.0%	(207.3)%
State tax benefit (net of federal effect)	(3.3)%	(9.8)%	5.7%
Research credits	(.6)%	(1.3)%	(0.9)%
Foreign amounts with no tax benefit	1.0%	(0.3)%	(0.4)%
Non-deductible penalties	(0.1)%	(0.7)%	0.8%
Other	3.1%	(2.1)%	1.7%

Total	1.6%	163.8%	(166.4)%

The components of the deferred income tax assets and liabilities for the years ended December 31 (in thousands):

	2005	2004
Capitalized intangible assets for tax purposes	$3,751	$885
Reserves not currently deductible	1,330	3,997
Inventory	609	598
Deferred revenue	—	768
Income tax credits	871	857
Other comprehensive income	129	—
Acceleration of stock options	85	—
Net operating losses	21,908	14,251

Total deferred tax assets	28,683	21,356
Valuation allowance	(27,971)	(21,142)

Net deferred tax assets	712	214

Capitalized intangible assets	(202)	(161)
Property and equipment	(209)	(165)
State taxes	1	1
Other	(504)	(50)

Total deferred tax liabilities	(914)	(375)

Net deferred tax liabilities	$(202)	$(161)

Based upon our operating losses during 2004 and 2005 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2005 will not be realized. Consequently, we have a valuation allowance against our net deferred tax asset in the amount of $28.0 million as of December 31, 2005. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

For the years ended December 31, 2005 and 2004, stock option exercises increased our deferred tax assets by $0.3 and $1.9 million respectively. In future years, if the valuation allowance is reduced, the benefit related to the stock option deferred tax assets will be recorded in stockholders’ equity.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, we had net operating loss carryforwards for federal and state purposes of approximately $57.9 million and $27.7 million, respectively, which will begin to expire in 2006. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2003, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that as of December 31, 2005, we have for federal income tax purposes, approximately $57.9 million of NOL carryforwards. Of this amount, approximately $54.4 million is available to offset taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2006 through 2009. As of December 31, 2005, we had research and development tax credit carryforwards for federal and state purposes of approximately $630,000 and $211,000, respectively which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. However, any future ownership change qualifying under Section 382 may limit our ability to use remaining NOL and credit carryforwards.

U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings for our non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

In March 2001, we entered into a $2.2 million sale-leaseback transaction whereby we sold and leased back our manufacturing facility located in San Clemente, California. The result of the sale was a $316,000 gain, which was deferred and is being amortized over the five-year lease term. The related lease is being accounted for as an operating lease. In March 2004, we leased additional office and manufacturing space in San Clemente, California. The leases on these facilities expire on February 28, 2006, but we negotiated extensions that allow us to remain in these facilities until we move to our new location. In January 2006, we entered into a five-year lease for our new 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine California with initial monthly installments of $38,692 and annual adjustments over the lease term. These amounts are reflected in the commitments as of December 31, 2005 listed below. We also lease certain office equipment and automobiles under operating lease arrangements.

Future minimum rental commitments under operating leases with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2006	$494
2007	516
2008	501
2009	516
2010	536
Thereafter	273

Total future minimum lease obligations	$2,836

Rent expense was $691,000, $595,000 and $355,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Licensed patent rights

In February 2005, we purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2.0 million including related transaction costs, from SurgiLight, Inc. The entire consideration, including the transaction costs, has been expensed as research and development. Additional consideration totaling $0.2 million will be expensed as incurred in 2006 through 2010, in accordance with FAS No. 2, Accounting for Research and Development Costs.

Employee arrangements and other compensation

Three executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that all three officers were terminated by us without cause or they resigned with good reason, the total severance benefits payable would be approximately $0.6 million based on compensation in effect as of December 31, 2005. In addition, our executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

In June 2005, our Board of Directors resolved to make a one-time payment of $90,000 to Mr. George d’Arbeloff in connection with his service as audit committee chair and the extraordinary efforts he contributed in connection with the 2004 audit (and contemporaneous restatement of 2002 and 2003 financial statements). This amount was recorded as an expense in the third quarter of 2005.

Litigation

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006 the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our stock that closed in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of December 31, 2005, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3,000,000 in cash, 361,664 shares of common stock (valued at the

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock fair market value on the closing date of the transaction for a total of approximately $3,500,000), and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem and we will incur an expense equal to the fair market value of those shares at the time of their release. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration was estimated to have a value of approximately $7,000,000 excluding the value of the shares held in escrow, which are contingent in nature, but including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6,400,000 for the settlement of the existing litigation with $3,000,000 included in current liabilities and $3,400,000 recorded as a long-term liability. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In addition, we will be required, by January, 2006, to provide Diodem a ten-year letter of credit from a bank in the amount of $500,000 as additional security. This requirement was waived by Diodem in January 2006.

We determined the fair value of the warrants, which totaled $443,000 using the Black-Scholes model with the following assumptions:

Term	5 years
Volatility	67%
Annual dividend per share	$0.00
Risk-free interest rate	3.73%

The warrants and common stock were issued in January 2005.

In late 2004, we were notified by Refocus Group, Inc., or Refocus, that certain of our planned activities in the field of presbyopia may infringe one or more claims of a patent held by Refocus. In February 2005, we filed a lawsuit in the U.S. District Court for the Central District of California against Refocus in order to obtain declaratory relief that certain of our planned activities in the field of presbyopia will not infringe the claims of a patent held by Refocus and/or that the claims are invalid. These claims were dismissed by the court in July 2005 without prejudice on the basis that we do not have a product that has been commercialized and, therefore, Refocus’ alleged infringement claims are not ripe. As of December 31, 2005, no amounts have been recorded in the accompanying consolidated financial statements for this matter since management believes that it is not probable we have incurred a loss.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 9—STOCKHOLDERS’ EQUITY

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

Common Stock and Stock Purchase Warrants

At December 31, 2005, we had 25,218,000 shares of common stock issued with 23,254,000 shares outstanding. 50,000,000 shares of our common stock are authorized for issuance. We have 1,964,000 shares of common stock in our treasury.

In March 2000, we issued 1,250,000 shares of common stock and warrants exercisable for 625,000 shares of our common stock in a private placement. Warrants exercisable for an additional 63,000 shares of our common stock were issued in connection with the placement. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $2.50 per share and was originally scheduled to expire on March 31, 2002 but was subsequently extended to June 30, 2003.

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

In 2002, we extended the expiration date for warrants exercisable for 522,000 shares of our common stock issued in connection with the March 2000 private placement from March 2002 to June of 2003. In 2002, we also

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended the expiration date of warrants exercisable for 50,000 shares of our common stock previously issued in connection with our bank line of credit from December 2002 to June 2003. There were no warrants issued or outstanding at December 31, 2004 and 2003.

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

In July 2004, we announced a policy to pay a cash dividend of $0.01 per share every other month payable to the stockholders of record when declared by the Board of Directors. In August 2005, our Board of Directors voted to discontinue the dividend policy. Dividends totaling $689,000 were both declared and paid in 2004 and in 2005 to stockholders of record under this program.

In January 2005, we issued 361,664 shares of common stock and a five year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock placed in escrow related to the legal settlement described in Note 8 to the Financial Statements.

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price Per Share
Warrants outstanding, December 31, 2002	672,500	$2.46
Exercise of warrants	(672,500)	$2.46

Warrants outstanding, December 31, 2003 and 2004	—	$—
Warrants issued	81,037	$11.06

Warrants outstanding, December 31, 2005	81,037	$11.06

Stock Options

We have three stock option plans that have options outstanding as of December 31, 2005—the 1990 Stock Option Plan, the 1993 Stock Option Plan, and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to the granting of additional stock options. Under the 2002 Stock Incentive Plan, as of December 31, 2005, a total of 4,950,000 shares have been authorized for issuance, of which 434,232 shares have been issued for options which have been exercised, 4,057,934 shares have been reserved for options that are outstanding and 457,834 shares are available for the granting of additional options.

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

The following table summarizes option activity:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding, December 31, 2002	2,887,000	3.34
Granted at fair market value	852,000	5.86
Exercised	(373,000)	2.41
Forfeited	(50,000)	4.46

Options outstanding, December 31, 2003	3,316,000	5.45
Granted at fair market value	1,290,000	9.34
Exercised	(423,000)	2.96
Forfeited	(113,000)	11.90

Options outstanding, December 31, 2004	4,070,000	6.76
Granted at fair market value	1,065,000	7.13
Exercised	(356,000)	4.08
Forfeited	(468,000)	9.63

Options outstanding, December 31, 2005	4,311,000	6.74

Options exercisable, December 31, 2003	2,466,000	3.64
Options exercisable, December 31, 2004	2,677,000	5.32
Options exercisable, December 31, 2005	3,886,000	6.62

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2005:

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$2.00 - $2.99	948,000	$2.21	3.68	948,000	$2.21
$3.00 - $3.99	140,000	$3.71	1.83	140,000	$3.71
$4.00 - $4.99	147,000	$4.02	5.49	147,000	$4.02
$5.00 - $5.99	1,021,000	$5.57	7.42	930,000	$5.55
$6.00 - $9.99	1,153,000	$7.35	8.66	884,000	$7.47
$10.00 - $13.99	467,000	$11.68	7.59	457,000	$11.69
$14.00 - $22.00	435,000	$14.40	7.78	380,000	$14.27

Total	4,311,000	$6.74	6.73	3,886,000	$6.62

In addition to the options granted under our stock option plans, we have issued options to certain non-employees through various agreements. Options with a weighted average exercise price of $12.00 expired in 2002, leaving 87,500 options with a weighted average exercise price of $9.71 outstanding and exercisable at

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002. During 2003, 75,000 of those options were exercised at an exercise price of $10.50 per share and 12,500 options with an exercise price of $5.00 expired.

NOTE 10—SEGMENT INFORMATION

We currently operate in a single business segment. For the year ended December 31, 2005, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 11% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 19% of our net revenue. For the year ended December 31, 2004, sales in EMEA accounted for approximately 12% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 13% of our net revenue. For the year ended December 31, 2003, sales in EMEA accounted for approximately 7% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 16% of our net revenue.

Long-lived assets located outside of the United States of BIOLASE Europe were $989,000 and $1,258,000 as of December 31, 2005 and 2004, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$43,592	$45,505	$37,570
Europe, Middle East and Africa	6,527	7,247	3,385
Canada, Asia, Latin America and Pacific Rim	11,861	7,899	7,828

	$61,980	$60,651	$48,783

Prior years’ geographic data have been reclassified to include Canada with Asia, Latin America and Pacific Rim.

NOTE 11—CONCENTRATIONS

Revenue from our Waterlase system, our principal product, comprised 83%, 84%, and 83% of our total net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Our Diode system comprised 9%, 11% and 12% of our total revenue for the same periods. Many of the dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Approximately 35%, 28% and 34% of our revenue in 2005, 2004 and 2003 were generated from dentists who financed their purchase through one leasing company, National Technology Leasing Corporation (“NTL”). Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net sales in 2005, 2004 and 2003.

We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. At December 31, 2005, we held short-term investments in U.S. treasury securities with a fair market value of $9,863,000.

Accounts receivable concentrations have resulted from sales to NTL and totaled $855,000 and $776,000, respectively, at December 31, 2005 and 2004. At December 31, 2005 and 2004, the three largest distributor accounts receivables totaled approximately $1,466,000 and $957,000 or 17% and 10% of total accounts receivable, respectively.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMPREHENSIVE INCOME (LOSS)

Components of comprehensive (loss) income were as follows (in thousands):

	2005	2004	2003
Net (loss) income	$(17,510)	$(23,214)	$19,049
Other comprehensive (loss) income items:
Unrealized (loss) gain on marketable securities	(105)	(13)
Foreign currency translation adjustments	8	(65)	(90)

Comprehensive (loss) income	$(17,607)	$(23,292)	$18,959

NOTE 13—ACQUISITION

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

The total consideration consisted of the following (in thousands):

Cash	$1,825
Stock consideration (308,000 shares at $12.38 per share)	3,806
Acquisition costs	215

Total	$5,846

The components of the purchase price and allocation are as follows (in thousands):

Tangible assets acquired	$246
Identifiable intangible assets acquired	2,674
Goodwill	2,926

Total	$5,846

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited data summarizes the results of operations for the period indicated as if the ADL acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identifiable intangible assets (in thousands except per share data):

Year Ended December 31, 2003
(Unaudited)
Pro forma:
Revenue	$49,384
Net income (loss)	18,778
Net income (loss) per share:
Basic	$0.89
Diluted	$0.83

NOTE 14—SUBSEQUENT EVENTS

On January 10, 2006, we entered into a five-year lease with The Irvine Company LLC for new corporate headquarters space in Irvine, California. The existing leases for our San Clemente facilities expire on April 30, 2006. Pursuant to the new lease, we will lease approximately 56,900 square feet of space at an initial monthly rate of $38,692, with annual adjustments over the lease term.

BIOLASE TECHNOLOGY, INC.

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Period	Charges (Reversals) to Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$384	$131	$(95)	$420
Allowance for sales returns	420	298	(492)	226
Allowance for inventory obsolescence	687	711	(825)	573
Allowance for tax valuation	21,142	6,829	—	27,971

Year Ended December 31, 2004:
Allowance for doubtful accounts	$64	$354	$(34)	$384
Allowance for sales returns	327	674	(581)	420
Allowance for inventory obsolescence	246	441	—	687
Allowance for tax valuation	—	21,142	—	21,142

Year Ended December 31, 2003:
Allowance for doubtful accounts	$202	$248	$(386)	$64
Allowance for sales returns	—	327	—	327
Allowance for inventory obsolescence	239	140	(133)	246
Allowance for tax valuation	16,200	(16,200)	—	—

S-1