Form 10-Q
period 2006-03-31
BIOLASE TECHNOLOGY INC
filed 2006-05-10
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-19627

BIOLASE TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0442441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Cromwell

Irvine, California 92618

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 8, 2006: 23,301,908

BIOLASE TECHNOLOGY, INC.

BIOLASE®, and WaterLase® are registered trademarks, and Waterlase MD™, Diolase Plus™ and HydroPhotonics™ are trademarks of BIOLASE Technology, Inc.

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,974	$8,272
Short-term investments, restricted	9,861	9,863
Accounts receivable, less allowance of $543 and $420 in 2006 and 2005, respectively	9,953	8,404
Inventory	7,648	8,623
Prepaid expenses and other current assets	1,015	1,293

Total current assets	34, 451	36,455
Property, plant and equipment, net	4,572	3,827
Intangible assets, net	1,738	1,831
Goodwill	2,926	2,926
Other assets	339	90

Total assets	$44,026	$45,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,000	$5,000
Accounts payable	9,698	7,759
Accrued liabilities	7,292	8,612
Deferred revenue	1,989	2,246
Deferred gain on sale of building, current portion	—	16

Total current liabilities	23,979	23,633
Deferred tax liability	237	202

Total liabilities	24,216	23,835

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 25,253 shares and 25,218 shares issued; 23,290 and 23,254 outstanding in 2006 and 2005, respectively	26	26
Additional paid-in capital	107,318	106,484
Accumulated other comprehensive loss	(356)	(322)
Accumulated deficit	(70,779)	(68,495)

	36,209	37,693
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	19,810	21,294

Total liabilities and stockholders’ equity	$44,026	$45,129

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net revenue	$16,880	$16,834
Cost of revenue	8,134	7,465

Gross profit	8,746	9,369

Other income, net	16	16

Operating expenses:
Sales and marketing	6,040	6,126
General and administrative	3,262	4,486
Engineering and development	1,247	3,038
Diodem patent litigation settlement	432	—

Total operating expenses	10,981	13,650

Loss from operations	(2,219)	(4,265)
Non-operating gain, net	17	63

Loss before income taxes	(2,202)	(4,202)
Provision for income taxes	(82)	(72)

Net loss	$(2,284)	$(4,274)

Net loss per share:
Basic	$(0.10)	$(0.19)

Diluted	$(0.10)	$(0.19)

Shares used in the calculation of net loss per share:
Basic	23,272	22,830

Diluted	23,272	22,830

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,284)	$(4,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474	244
Loss on sale of assets	—	16
Gain on disposal of assets	(16)	(16)
Provision for bad debts	126	251
Provision for inventory excess and obsolescence	66	417
Stock-based compensation	199	—
Issuance of common stock for patent litigation settlement	432	—
Income tax provision	35	72
Changes in assets and liabilities:
Accounts receivable	(1,675)	(3,167)
Inventory	909	(1,073)
Prepaid expenses and other assets	283	285
Accounts payable and accrued liabilities	617	213
Accrued legal settlement	—	(3,000)
Deferred revenue	(257)	67

Net cash used in operating activities	(1,091)	(9,965)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,108)	(239)
Sale of marketable securities	—	25,339
Purchase of marketable securities	—	(20,122)

Net cash (used in) provided by investing activities	(1,108)	4,978

Cash flows from financing activities:
Borrowings on line of credit	5,370	3,700
Payment on line of credit	(5,370)	(1,850)
Payments on insurance financing	(252)	—
Proceeds from exercise of stock options and warrants	203	172
Payment of cash dividend	—	(229)

Net cash (used in) provided by financing activities	(49)	1,793

Effect of exchange rate changes on cash	(50)	—

Decrease in cash and cash equivalents	(2,298)	(3,194)
Cash and cash equivalents at beginning of period	8,272	6,140

Cash and cash equivalents at end of period	$5,974	$2,946

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$149	$18

Taxes	$3	$—

Non-cash financing activities:
Common stock issued for legal settlement	$—	$3,446

Common stock issued for Diodem patents	$—	$530

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The Company

BIOLASE Technology Inc., (“the Company” or “BIOLASE”) incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2005 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the realizability of goodwill and indefinite-lived intangible assets, stock-based compensation and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period financial statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

The FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued FAS No. 156, “ Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. FAS 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. FAS 156 is effective beginning January 1, 2007. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

NOTE 3—STOCK-BASED COMPENSATION AND PER SHARE INFORMATION

Stock-Based Compensation

The Company has three stock-based employee compensation plans, the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under these plans, stock options are awarded to certain officers, directors and employees of the Company at the discretion of the Company’s management and/or Board of Directors. Options to employees generally vest over three years, with a 25% vesting on the first anniversary date and the balance vesting monthly during the remaining term.

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

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective transition method, the provisions of SFAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in the first quarter of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

We adopted SFAS 123R in the first quarter of the 2006 fiscal year and, therefore, the 2005 Annual Report on Form 10-K does not contain the incremental SFAS 123R disclosures. Therefore, we will include SFAS 123R disclosures in each Quarterly Report on Form 10-Q during the first year of adoption. The weighted average, estimated fair values of employee stock options granted during the three-month periods ended March 31, 2006 and March 31, 2005 were $3.91 and $4.77 per share respectively. The total pre-tax stock-based compensation expense included in our statements of operations for the quarters ended March 31, 2006 and March 31, 2005 was $199,000 and $0, respectively.

As of March 31, 2006, the unrecognized stock-based compensation expense related to non-vested options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 3 years. During the three-month period ended March 31, 2006 the total intrinsic value of stock options exercised was $73,000. The total fair value of options vested during the three-month periods ended March 31, 2006 and March 31, 2005 was $228,000 and $870,000, respectively. The Company issues new shares of common stock upon the exercise of stock options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, the Company did and will continue to estimate their fair values using the Black-Scholes option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, the Company has used a dividend yield of zero as it does not intend to pay dividends on its common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity’s common stock. The Company believes that the historic volatility of its common stock is a reliable indicator of future volatility, and accordingly, has used a stock volatility factor based on the historic volatility of it’s common stock over a period of time approximating the estimated lives of its stock options. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates. The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected term (years)	4.00	4.00
Volatility	58.00%	62.00%
Annual dividend per share	$0.00	$0.06
Risk free interest rate	4.54%	3.65%
Weighted average fair value	$3.91	$4.77

A summary of option activity under our stock option plans for the three months ended March 31, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Options outstanding at December 31, 2005	4,311,000	$6.74	—	—
Plus: Options granted	130,000	7.97	—	—
Less:
Options exercised	(36,000)	5.64	—	—
Options canceled or expired	(57,000)	10.41	—	—

Options outstanding at March 31, 2006	4,348,000	6.75	6.7	$12,193,000

Options exercisable at March 31, 2006	3,879,000	6.62	6.3	$11,382,000

Cash proceeds and the intrinsic value related to stock options exercised during the fiscal years 2006 and 2005 to date, are provided in the following table (in thousands):

	Three Months Ended March 31,
	2006	2005
Proceeds from stock options exercised	$204	$172
Tax benefit related to stock options exercised (1)	NA	NA
Intrinsic value of stock options exercised (2)	$73	120

(1)	SFAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

A summary of the status of the company’s unvested options as of December 31, 2005, and changes during the three months ended March 31, 2006, is presented below:

Unvested Options	Options	Weighted-Average Grant- Date Fair Value ($)
Unvested options at December 31, 2005	421,000	3.94
Granted	130,000	3.91
Vested	(56,000)	4.08
Forfeited	(26,000)	4.04

Unvested options at March 31, 2006	469,000	3.91

Pro forma net loss and net loss per share, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005, is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Reported net loss	$(4,274)
Add: Stock-based compensation recorded as expense, net of tax	—
Deduct: Total stock-based employee compensation expense, net of tax	(1,052)

Pro-forma net loss	$(5,326)

Basic net loss per share:
Reported	$(0.19)
Pro-forma	$(0.23)
Diluted net loss per share:
Reported	$(0.19)
Pro-forma	$(0.23)

Net Loss Per Share—Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.

Stock options totaling 4,348,000 and 4,146,000 shares were not included in the diluted loss per share amounts for the three months ended March 31, 2006 and March 31, 2005, respectively, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Weighted average shares outstanding—basic	23,272	22,830
Dilutive effect of stock options and warrants	—	—

Weighted average shares outstanding—diluted	23,272	22,830

NOTE 4—INVENTORY

The inventory is valued at the lower of cost or market (determined by the first-in, first-out method). Inventory is comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$2,948	$3,116
Work-in-process	921	1,542
Finished goods	3,779	3,965

	$7,648	$8,623

Inventory is net of the allowance for excess and obsolete inventory of $639,000 and $573,000 at March 31, 2006 and December 31, 2005, respectively.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Land	$288	$283
Building	793	778
Leasehold improvements	477	279
Equipment and computers	4,023	3,271
Furniture and fixtures	1,160	1,018
Construction in progress	98	77

	6,839	5,706
Accumulated depreciation and amortization	(2,267)	(1,879)

Property, plant and equipment, net	$4,572	$3,827

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company conducted its annual impairment analysis of goodwill and trade names as of June 30, 2005 and concluded there had not been any impairment

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company believes that no event has occurred that would trigger an impairment of these intangible assets. The Company recorded amortization expense for the three months ended March 31, 2006 and March 31, 2005 of $93,000 and $82,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2006				As of December 31, 2005
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,814	$(598)	$—	$1,216	$1,814	$(532)	$—	$1,282
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(303)	—	290	593	(276)	—	317

Total	$3,455	$(970)	$(747)	$1,738	$3,455	$(877)	$(747)	$1,831

Goodwill (indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $139,000 and $197,000 of customer deposits at March 31, 2006 and December 31, 2005, respectively. Accrued liabilities is comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Payroll and benefits	$2,379	$2,808
Warranty	1,341	1,211
Sales Tax	604	667
Amounts due to customers	342	638
Accrued professional services	1,118	1,192
Accrued insurance premium	673	911
Other	835	1,185

Accrued liabilities	$7,292	$8,612

Changes in the product warranty accrual, including expenses incurred under the Company’s initial and extended warranties, for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Initial warranty accrual, Beginning balance	$1,211	$911
Provision for estimated warranty cost	1,076	903
Warranty expenditures-initial and extended	(946)	(851)

Initial warranty accrual, Ending balance	$1,341	$963

NOTE 8—BANK LINE OF CREDIT AND DEBT

The Company has a $10.0 million credit facility with a bank that expires on September 30, 2006. At March 31, 2006, $5.0 million was outstanding on the credit facility. The facility is collateralized with the Company’s short-term investment in U.S. Treasury debt securities which had a fair market value of $9.9 million as of March 31, 2006, and which is shown as short-term investments, restricted on the consolidated balance sheets. In addition, the Company granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the Company. Borrowings under the amended facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and are payable on demand upon expiration of the facility. All borrowings during the three months ended March 31, 2006 were at prime rate. In November 2005, the Company entered into a fourth amendment to our credit facility with the bank which eliminated all of the financial covenants.

In December 2005, the Company financed $911,000 of insurance premiums payable in ten equal monthly installments of approximately $93,000 each, including a finance charge of 4.99%. As of March 31, 2006, the Company had approximately $673,000 remaining as outstanding.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

In August 2004, the Company and certain of its officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock between October 29, 2003 and July 16, 2004. The complaints allege that the Company and its officers violated federal securities laws by failing to disclose material information about the demand for its products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in the Company’s press releases and the registration statement filed in connection with the public offering of stock in March 2004. In January 2006, the Company’s motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired the Company’s common stock pursuant to or traceable to the public offering of the Company’s stock that closed in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of the Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, management believes the Company has meritorious defenses to these actions and intends to vigorously defend them. As of March 31, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable it has incurred a loss contingency.

In January 2005, the Company acquired the intellectual property portfolio of Diodem, LLC , or Diodem, consisting of certain U.S. and international patents of which four were asserted against the Company, and settled the existing litigation between the Company and Diodem, for consideration of $3,000,000 in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3,500,000), and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares the Company has placed in escrow may be released to Diodem. As of March 31, 2006, the Company determined that it is probable that these shares will be released from escrow on or before July 2006. Accordingly, the Company recorded a patent infringement legal settlement charge of approximately $432,000 in the first quarter of 2006. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7,400,000 including the value of the patents acquired in January 2005. As of December 31, 2004, the Company accrued approximately $6,400,000 for the settlement of the existing litigation with $3,000,000 included in current liabilities and $3,400,000 recorded as a long-term liability. In January 2005, the Company recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against the Company and the case was formally dismissed on May 31, 2005. The Company did not pay and has no obligation to pay any royalties to Diodem on past or future sales of the Company’s products, but the Company agreed to pay additional consideration if any of the acquired patents held by the Company are licensed to a third party. In order to secure performance by the Company of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, the Company granted Diodem a security interest in all of their right, title and interest in the royalty patents.

The Company determined the fair value of the warrants, which totaled $443,000 using the Black-Scholes model with the following assumptions:

Term	5 years
Volatility	67%
Annual dividend per share	$0.00
Risk-free interest rate	3.73%

The warrants and common stock were issued in January 2005.

From time to time, the Company is involved in other legal proceedings incidental to its business, but at this time the Company is not party to any other litigation that is material to its business.

Securities and Exchange Commission Inquiry

Following the restatement of the Company’s financial statements in September 2003, the Company received, in late October 2003, and subsequently in 2003 and 2004, informal requests from the Securities and Exchange Commission, or SEC, to voluntarily provide information relating to the restatement. The Company has provided information to the SEC and intends to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the SEC has not advised us when its inquiry may be concluded, and the Company is unable to predict the outcome of this inquiry.

NOTE 10—STOCKHOLDERS’ EQUITY

In August 2005, the Company’s Board of Directors voted to discontinue its dividend policy of paying a cash dividend of $0.01 per share every other month which the Board had adopted in July 2004.

NOTE 11— SEGMENT INFORMATION

The Company currently operates in a single business segment. For the quarter ended March 31, 2006, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 15% of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 23% of net revenue. For the quarter ended March 31, 2005, sales in EMEA accounted for approximately 9% of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 15% of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
United States	$10,428	$12,882
Europe, Middle East, Africa	2,559	1,443
Canada, Asia, Latin America and Pacific Rim	3,893	2,509

	$16,880	$16,834

NOTE 12—CONCENTRATIONS

Revenue from the Company’s Waterlase system, its principal product, comprised 79% and 86% of total net revenues for the three months ended March 31, 2006, and 2005, respectively. The Company’s Diode system comprised 7% and 8% of total revenue for the same periods. Many of the dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is considered the purchaser. Approximately 31% and 31% of the Company’s revenue for the three months ended March 31, 2006 and March 31, 2005, respectively, was generated from dentists who financed their purchase through one leasing company, National Technology Leasing Corporation (“NTL”). There was one other customer, an international distributor, that accounted for greater than 10% of the sales for the three months ended March 31, 2006. Other than these transactions, no distributor or customer accounted for more than 10% of consolidated net sales for the three months ended March 31, 2006 and 2005.

The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. At March 31, 2006, the Company held short-term investments in U.S. treasury securities with a fair market value of $9,861,000.

Accounts receivable concentrations have resulted from sales to NTL and totaled approximately $1.5 million and $3.8 million, respectively, at March 31, 2006 and 2005.

The Company currently buys certain key components of its products from single suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

NOTE 13—COMPREHENSIVE INCOME (LOSS)

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(2,284)	$(4,274)
Other comprehensive (loss) income items:
Unrealized loss on marketable securities	(125)	(242)
Foreign currency translation adjustments	90	(67)

Comprehensive loss	$(2,319)	$(4,583)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations for a number of reasons including those set forth under “Risk Factors” in Item 1A of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2005.

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products are dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. The following is a summary of those accounting policies that we believe are necessary to understand and evaluate our reported financial results.

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

We apply EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled, in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element.

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

Accounting for Stock-Based Payments. In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. In March 2005, the Securities and Exchange Commission or SEC, issued SAB 107, which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. We adopted SFAS 123R on January 1, 2006, under the modified prospective method. For additional information related to SFAS 123R, see Note 3 in the notes to unaudited consolidated financial statements included in this quarterly report.

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

Results of Operations

Quarter ended March 31, 2006 compared with the Quarter ended March 31, 2005

The following table presents our results of operations as percentages of revenue:

	Three Months Ended March 31,
	2006	2005
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	48.2	44.3

Gross profit	51.8	55.7

Other income, net	0.1	0.1

Operating expenses:
Sales and marketing	35.8	36.4
General and administrative	19.3	26.6
Engineering and development	7.4	18.1
Patent infringement legal settlement	2.6

Total operating expenses	65.1	81.1

Loss from operations	(13.1)	(25.3)
Non-operating income, net	0.1	0.3

Loss before income taxes	(13.0)	(25.0)
Income tax provision	(0.5)	(0.4)

Net loss	(13.5)%	(25.4)%

Net Revenue. Net revenue was $16.9 million for the quarter ended March 31, 2006 versus $16.8 million for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, we had higher non-laser system revenues, including the recognition of approximately $0.7 million in revenue previously recorded as a deferred revenue obligation and which was subsequently released by the customers, as well as increased sales of extended warranty packages and peripherals, such as handpieces and laser tips. Sales of laser systems decreased in the first quarter of 2006 compared to the first quarter of 2005. We believe that four primary factors have contributed to the trend of decreased laser systems sales that began in early 2005:

•	Vendor part and component failures in 2005 associated with our Waterlase MD System launched at the end of 2004 negatively affected referrals from existing customers. While we have made significant improvements in our Waterlase MD reliability and quality, we believe there is still a lingering effect on laser systems sales.
•	The transition of our customers from the “innovator” to the “early adopter” category of dentists, a category associated with a longer selling cycle, has negatively affected laser systems sales.
•	We experienced financial challenges in 2005 which included a restatement and late filings of financial statements with the SEC, and a notification from NASDAQ of the potential for de-listing our common stock. All of these matters were satisfactorily resolved in 2005, but we believe our image was affected which may still be having an effect on laser systems sales.
•	In 2005, principally during the first half of the year, we experienced a higher than normal rate of sales force attrition. We believe this situation has stabilized, but the newer sales representatives are still ramping up their sales levels, and this has affected the rate of change in our domestic sales.

Sales of our Waterlase systems comprised approximately 79% and 86% of our net revenue and sales of our Diode systems comprised approximately 7% and 8% of our net revenue for the quarters ended March 31, 2006 and 2005, respectively. We expect the Waterlase system will continue to account for the majority of our net revenue. International revenue for the quarter ended March 31, 2006 was $6.5 million, or 38% of net revenue, as compared with $4.0 million, or 23% of net revenue, for the quarter ended March 31, 2005.

Gross Profit. Gross profit for the quarter ended March 31, 2006 was $8.7 million, or 52% of net revenue, a decrease of $0.7 million, as compared with gross profit of $9.4 million, or 56% of net revenue for the quarter ended March 31, 2005. The decrease in gross profit as a percentage of revenue was caused primarily by an increase in the proportion of lower-margin international sales to total sales, an increase in total warranty expenses as the mix of systems under warranty has shifted predominantly to the Waterlase MD system, and an increase in fixed manufacturing infrastructure, including quality control, materials management, and other support activities. With our recent improvement in Waterlase MD reliability and quality, we expect to experience a gradual improvement in our gross margin in the later part of 2006.

Operating Expenses. Operating expenses for the quarter ended March 31, 2006 were $11.0 million, or 65% of net revenue, a $2.7 million decrease as compared with $13.7 million, or 81% of net revenue, for the quarter ended March 31, 2005. The decrease was driven mainly by lower spending on legal and compliance costs described below under General and Administrative Expense and the absence of costs comparable to the first quarter 2005 purchase of the SurgiLight license described below under Engineering and Development Expense.

Sales and Marketing Expense. Sales and marketing expenses for the quarter ended March 31, 2006 decreased by $0.1 million, or approximately 2%, to $6.0 million, or 36% of net revenue, as compared with $6.1 million, or 36% of net revenue, for the quarter ended March 31, 2005. The decrease related primarily to a reduction in domestic sales commissions and reduced facilities fees for after-sale training activities.

General and Administrative Expense. General and administrative expenses for the quarter ended March 31, 2006 decreased by $1.2 million, or 30%, to $3.3 million, or 19% of net revenue, as compared with $4.5 million, or 27% of net revenue, for the quarter ended March 31, 2005. The decrease in general and administrative expenses resulted primarily from reduced spending on audit fees, consulting fees, temporary labor and reduced personnel-related costs, partially offset by the recording of $0.2 million in stock-based compensation costs resulting from our January 1, 2006 adoption of SFAS 123R. Spending on the aforementioned items in the quarter ended March 31, 2005 was substantially higher because of activities associated with the delayed 2004 and 2005 financial statement filings as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act.

Engineering and Development Expense. Engineering and development expenses for the quarter ended March 31, 2006 decreased by $1.8 million, or 59%, to $1.2 million, or 7% of net revenue, as compared with $3.0 million, or 18% of net revenue, for the quarter ended March 31, 2005. The decrease was primarily related to the $2.0 million purchase of the SurgiLight license in the first quarter of 2005, including transaction costs of $0.2 million.

Patent litigation Settlement. In connection with the Diodem patent settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. As of March 31, 2006, we have determined it is probable that these shares will be released from escrow, and accordingly, we have recorded a $0.4 million charge based on the fair market value of our common stock of $9.55 per share on March 31, 2006.

Non-Operating Income

Gain (Loss) on Foreign Currency Transactions. We realized a $50,000 gain on foreign currency transactions for the quarter ended March 31, 2006, compared to a loss of $0.1 million for the quarter ended March 31, 2005 due to the changes in exchange rates between the U.S. dollar and the Euro. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, Australian dollars and New Zealand dollars which are the only non-U.S. dollar denominated currency in which we have transacted material business.

Interest Income. Interest income from interest earned on our cash and investments balances was approximately $0.1 million for the quarter ended March 31, 2006 which was comparable to the quarter ended March 31, 2005. While the average investments balance declined considerably in 2005 due to the amount of cash used in operating activities, the investments earned much higher interest rates.

Interest Expense. Interest expense consists primarily of interest on the outstanding balance on our line of credit. Interest expense for the quarter ended March 31, 2006 was $0.2 million as compared to under $0.1 million for the quarter ended March 31, 2005.

Income Taxes. An income tax provision of approximately $0.1 million was recognized for the quarter ended March 31, 2006 which was comparable to the quarter ended March 31, 2005. As of March 31, 2006, the valuation allowance for our net deferred tax liability was $28 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.

Liquidity and Capital Resources

At March 31, 2006, we had approximately $10.5 million in net working capital, a decrease of $2.3 million from $12.8 million at December 31, 2005. Our principal source of liquidity at March 31, 2006 consisted of our cash balance of $6.0 million and our $10.0 million revolving bank line of credit which expires September 30, 2006 and which is secured by our short-term investment in a U.S. Treasury debt security. Our investment in marketable securities of $9.9 million is collateralized against the line of credit facility and is not available for use. The outstanding balance on our bank line of credit was $5.0 million at March 31, 2006. Cash and cash equivalents decreased by $2.3 million from December 31, 2005 to March 31, 2006, while short-term investments remained at approximately $9.9 million.

In the quarter ended March 31, 2006, our operating activities used cash of $1.1 million. Significant changes in operating assets and liabilities included: accounts receivable increase of $1.7 million; inventory decrease of $0.9 million; and, accounts payable and accrued liabilities increase of $0.6 million.

Our credit facility is collateralized with our short-term investment in U.S. Treasury debt securities, all our accounts receivables, equipment, inventory, other assets and currently imposes no financial covenants on us. Borrowings under our revolving bank line of credit bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice, or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and are payable on demand upon expiration of the facility. All borrowings during the quarter ended March 31, 2006 were at prime rate.

On January 10, 2006 we entered into a five-year facility lease with initial monthly installments of $38,692 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of March 31, 2006 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2006 for the years ending as indicated below (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years	Total
Operating leases	$684	$1,237	$1,069	$45	$3,035
Capital expenditures*	500	—	—	—	500
SurgiLight agreement	25	50	25	—	100
Line of credit	5,000	—	—	—	5,000
Insurance premium financing	673	—	—	—	673

Total	$6,882	$1,287	$1,094	$45	$9,308

*	Represents an estimate related to facility relocation

Three of our executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that all three officers were terminated by us without cause or they resigned with good reason, the total severance benefits payable would be approximately $0.6 million based on compensation in effect as of March 31, 2006. In addition, our executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our revenue in Europe is denominated principally in Euros, and our revenue in other international markets is denominated in local currency. As a result, an increase in the relative value of the dollar to the foreign currencies would lead to less income from revenue denominated in foreign currencies, unless we increase prices, which may not be possible due to competitive conditions. Additionally, since expenses relating to our manufacturing operations in Germany are paid in Euros, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may enter into such arrangements in the future. Foreign currency-denominated sales have not been significant.

We currently have a line of credit in the amount of $10.0 million at the variable interest rate equivalent to the Prime rate for advances less than $500,000 and with less than two business days notice, and at LIBOR plus 2.25% for advances of $500,000 or more and with two business days notice. This line of credit currently expires on September 30, 2006. At March 31, 2006, we had an outstanding balance of $5.0 million. Based on this balance, a change of one percent in the interest rates would result in a change in interest expense of $12,500 for the quarter ending March 31, 2006 and $50,000 for the year ending December 31, 2006

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in a money market account and U.S. treasury securities in which there is minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were not effective because of the material weakness described below.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2005, we disclosed management’s assessment that our internal control over financial reporting contained a material weakness with respect to the controls over the recording of inventory transactions and the valuation of our inventory. The assessment by our management as of March 31, 2006 was that while we have taken actions to address this material weakness, such measures have not been sufficient to effectively remediate the noted weakness. As a result, we believe a material weakness still exists in this area. To address the material weakness, we continue to implement the remediation measures identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005. Except for the implementation of these remedial measures, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006 the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our stock that closed in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of March 31, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC , or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3,000,000 in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3,500,000), and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, if certain criteria specified in the purchase agreement are satisfied on or before July 2006, 45,208 additional shares we have placed in escrow may be released to Diodem. As of March 31, 2006, we have determined that it is probable that these shares will be released from escrow on or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $432,000 in the first quarter of 2006. The common stock issued, the escrow shares and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7,500,000 including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6,400,000 for the settlement of the existing litigation with $3,000,000 included in current liabilities and $3,400,000 recorded as a long-term liability. In January 2005, we recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents.

From time to time, we are involved in other legal proceedings incidental to its business, but at this time we are not party to any other litigation that is material to its business.

ITEM 1A.	RISK FACTORS.

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

We recorded a net loss of $2.3 million for the first quarter of 2006, and a net loss of $17.5 million for the year ended December 31, 2005 In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

We employ direct sales representatives in certain European countries; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the three months March 31, 2006, revenue from distributors accounted for approximately 20% of our total sales, and one distributor accounted for more than 10% of our revenue. For the three months March 31, 2005, revenue from distributors accounted for approximately 15% of our total sales, and no distributor accounted for more than 10% of our net revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors and upon the efforts of these third parties. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. If we are unable to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, or if we experience delays in collecting accounts receivable from our distributors, our revenues could decline significantly.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and harm our reputation. We believe that our future success is highly dependent on the contributions of Jeffrey W. Jones, our President, Chief Executive Officer and Chief Technology Officer; Richard L. Harrison, our Executive Vice President and Chief Financial Officer; Keith G. Bateman, our Executive Vice President of Marketing; and James M. Haefner, our Executive Vice President of Global Sales. We have employment agreements with each of these individuals that provide either us or them with the ability to terminate their employment at will, subject to certain severance rights; however, their knowledge of our business and industry would be extremely difficult to replace. Our future success also depends on our ability to attract and retain additional qualified management, engineering, sales and marketing and other highly skilled technical personnel.

On May 9, 2006, Robert E. Grant announced his resignation as our President, Chief Executive Officer and Acting Chairman of the Board, and as a member of our Board of Directors. Jeffrey W. Jones, our Vice Chairman and Chief Technology Officer, has been named as President and Chief Executive Officer, effective on the same date. If our current management team is unable to effectively manage and maintain our business through the transition in management, our business could be adversely impacted.

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

Products sold in international markets are also subject to the regulatory requirements of each respective country. The regulations of the European Union require that a device have a CE Mark, indicating conformance with European Union laws and regulations before it can be sold in that market. The regulatory international review process varies from country to country. We rely on our distributors and sales representatives in the foreign countries in which we market our products to comply with the regulatory laws of such countries. Failure to comply with the laws of such countries could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries. We may not have effective internal controls if we fail to remedy any deficiencies we may identify in our system of internal controls.

In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses and harm our financial condition.

Regulatory proceedings relating to the restatement of our consolidated financial statements could divert management’s attention and resources.

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition for the fiscal years 2000 through 2002 and the three months ended March 31, 2002 through March 31, 2003. In addition, in July 2005, we restated our consolidated financial statements for the 2002 and 2003 fiscal years, the four quarters of 2003 and the first three fiscal quarters of 2004 due to a number of factors. We received informal requests from the SEC voluntarily to provide information relating to the September 2003 restatement of our consolidated financial statements. We provided information to the SEC and if we receive any additional requests for information, we intend to continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from us or commences further proceedings, including as a result of our recent restatement, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the three months ended March 31, 2006, international sales accounted for approximately 38% of our net revenue, as compared to approximately 28% or our net revenue for the same period in 2005. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, are subject to many inherent risks, including among others:

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

Expenses relating to our German operations are paid in Euros; therefore, an increase in the value of the Euro relative to the dollar would increase the expenses associated with our German manufacturing operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with German regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international revenue and manufacturing operations and, consequently, negatively impact our business and operating results. We recently decided to eliminate our manufacturing operations at our facility in Germany. However, we have retained our ability to manufacture products there and could opt to do so in the future.

Our products are subject to recall even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management’s attention and financial resources and harm our reputation with customers. Any recall involving our Waterlase systems could harm the reputation of the product and our company and would be particularly harmful to our business and financial results, in part because the Waterlase systems compose such an important part of our portfolio of products.

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

We and certain of our current and former officers have been named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of stock which closed in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006 the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our stock that closed in March 2004. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of BIOLASE, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of March 31, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

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

In addition, under our certificate of incorporation, the Board of Directors has the power to authorize the issuance of up to 500,000 shares of preferred stock that is currently undesignated, and to designate the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Accordingly, our Board of Directors may issue preferred stock with terms that could have preference over and adversely affect the rights of holders of our common stock. The issuance of any such preferred stock may:

•	delay, defer or prevent a change in control of our company;

•	adversely affect the voting and other rights of the holders of our common stock; or

•	discourage acquisition proposals or tender offers for our shares without the advance approval of the Board of Directors, including bids at a premium over the market price for our common stock

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions and the others discussed above may have the effect of entrenching our management team and deprive stockholders of the opportunity to sell their shares to potential acquirers at a premium over market prices. The potential inability to obtain a control premium could reduce the price of our common stock.

Our common stock could be diluted by the conversion of outstanding convertible securities.

We have issued and will continue to issue convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. As of March 31, 2006, we had options and warrants to purchase 4,429,000 shares of our common stock outstanding, of which options and warrants to purchase 3,879,000 shares of common stock were exercisable. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

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

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Reports on Forms 10-Q for the three months ended March 31, 2005 and June 30, 2005, and certain required restatements of our financial statements for prior periods, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ National Market.

In April 2005, we received a notification from NASDAQ with respect to the late Form 10-K, and in July 2005, the NASDAQ granted us an extension of time until August 1, 2005 in which to file our Form 10-K, the restatements with respect to our historical financial statements, our Form 10-Q for the first quarter ended March 31, 2005, our Form 10-Q for the second quarter ended June 30, 2005 and to otherwise meet all necessary listing standards of the NASDAQ Market. On July 19, 2005, we filed (i) our Form 10-K for the fiscal year ended December 31, 2004 which included consolidated financial statements for the year ended December 31, 2004 and restated consolidated financial statements as of December 31, 2003 and the two years then ended and (ii) Forms 10-Q/A for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 which included restated financial statements for the prior comparative periods as well. In July 2005, we requested an additional extension of time from NASDAQ in which to file our Form 10-Q for the fiscal quarter ended March 31, 2005 and our Form 10-Q for the second quarter ended June 30, 2005. In August 2005, we received additional notices from NASDAQ regarding the late filing of the first quarter Form 10-Q and granting us the requested extension of time until September 30, 2005 in which to file both our first quarter Form 10-Q and our second quarter Form 10-Q, and to otherwise meet all necessary listing standards. On September 30, 2005, we filed our Form 10-Q for the first and second quarters of 2005, and subsequently NASDAQ confirmed that we are in compliance with the continued listing requirements.

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

ITEM	6. EXHIBITS

Exhibit No.	Description
10.1*	Lease dated January 10, 2006 between BIOLASE Technology, Inc. and The Irvine Company LLC.
10.2**	Amendment No. 1 to Employment Agreement of Robert E. Grant dated February 10, 2006
10.3**	Amendment No. 1 to Employment Agreement of Richard L. Harrison dated February 10, 2006
10.4**	Amendment No. 1 to Employment Agreement of Jeffrey W. Jones dated February 10, 2006
10.5**	Memo to Keith G. Bateman from Biolase Technology, Inc. regarding Severance Benefits Payable On Change of Control, dated February 10, 2006
10.6**	Memo to James M. Haefner from Biolase Technology, Inc. regarding Severance Benefits Payable On Change of Control, dated February 10, 2006
31.1	Certification of Robert E. Grant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Robert E. Grant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 10, 2006.

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006

BIOLASE TECHNOLOGY, INC., a Delaware corporation

By:	/S/ RICHARD L. HARRISON
Richard L. Harrison Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)