Form 10-Q
period 2006-06-30
BIOLASE TECHNOLOGY INC
filed 2006-08-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 4, 2006: 23,603,239

BIOLASE TECHNOLOGY, INC.

BIOLASE® and WaterLase® are registered trademarks, and Waterlase MD™, Diolase Plus™ and HydroPhotonics™ are trademarks of BIOLASE Technology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,721	$8,272
Short-term investments, restricted	9,881	9,863
Accounts receivable, less allowance of $817 and $420 in 2006 and 2005, respectively	7,558	8,404
Inventory, net	6,376	8,623
Prepaid expenses and other current assets	1,208	1,293

Total current assets	32,744	36,455
Property, plant and equipment, net	5,335	3,827
Intangible assets, net	1,648	1,831
Goodwill	2,926	2,926
Other assets	95	90

Total assets	$42,748	$45,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,000	$5,000
Accounts payable	6,735	7,759
Accrued liabilities	7,400	8,612
Deferred revenue	5,398	2,246
Deferred gain on sale of building, current portion	—	16

Total current liabilities	24,533	23,633
Deferred tax liability	239	202

Total liabilities	24,772	23,835

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 25,338 shares and 25,218 shares issued; 23,374 and 23,254 outstanding in 2006 and 2005, respectively	26	26
Additional paid-in capital	108,013	106,484
Accumulated other comprehensive loss	(449)	(322)
Accumulated deficit	(73,215)	(68,495)

	34,375	37,693
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	17,976	21,294

Total liabilities and stockholders’ equity	$42,748	$45,129

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$15,907	$14,533	$32,787	$31,367
Cost of revenue	8,356	8,251	16,490	15,716

Gross profit	7,551	6,282	16,297	15,651

Other income (loss), net	(5)	16	11	32

Operating expenses:
Sales and marketing	5,835	6,283	11,875	12,409
General and administrative	2,901	5,492	6,163	9,978
Engineering and development	1,300	1,055	2,547	4,093
Patent infringement legal settlement	(52)	—	380	—

Total operating expenses	9,984	12,830	20,965	26,480

Loss from operations	(2,438)	(6,532)	(4,657)	(10,797)
Non-operating gain (loss), net	23	(182)	40	(119)

Loss before income taxes	(2,415)	(6,714)	(4,617)	(10,916)
Provision for income taxes	21	65	103	137

Net loss	$(2,436)	$(6,779)	$(4,720)	$(11,053)

Net loss per share:
Basic and diluted	$(0.10)	$(0.30)	$(0.20)	$(0.48)

Shares used in the calculation of net loss per share:
Basic and diluted	23,326	22,969	23,299	22,900

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,720)	$(11,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,110	523
Loss on sale of assets	13	50
Gain on disposal of assets	(16)	(32)
Provision for bad debts	397	79
Provision for inventory excess and obsolescence	60	417
Stock-based compensation	529	189
Issuance of common stock for patent litigation settlement	380	—
Deferred income taxes	37	137
Changes in assets and liabilities:
Accounts receivable	449	2,027
Inventory	2,187	(2,517)
Prepaid expenses and other assets	585	602
Accounts payable and accrued liabilities	(2,805)	(209)
Accrued legal settlement	—	(3,000)
Deferred revenue	3,152	279

Net cash and cash equivalents provided by (used in) operating activities	1,358	(12,508)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,819)	(739)
Sale of marketable securities	—	35,291
Purchase of marketable securities	—	(19,968)

Net cash and cash equivalents provided by (used in) investing activities	(1,819)	14,584

Cash flows from financing activities:
Net borrowings on line of credit	—	2,675
Payments on insurance financing	(505)	—
Proceeds from exercise of stock options and warrants	620	439
Payment of cash dividend	—	(459)

Net cash and cash equivalents provided by financing activities	115	2,655

Effect of exchange rate changes on cash and cash equivalents	(205)	106

Increase (Decrease) in cash and cash equivalents	(551)	4,837
Cash and cash equivalents at beginning of period	8,272	6,140

Cash and cash equivalents at end of period	$7,721	$10,977

Supplemental cash flow disclosure:
Cash and cash equivalents paid during the period for:
Interest	$279	$116

Taxes	$3	$—

Non-cash investing and financing activities:
Leasehold improvements capitalized and paid by landlord	$569	$—

Common stock issued for legal settlement	$—	$3,446

Common stock issued for Diodem patents	$—	$530

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The Company

BIOLASE Technology Inc., (the “Company” or “BIOLASE”) incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2005 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited interim consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period consolidated financial statements. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In 2005, the FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement changes the accounting for various derivatives and securitized financial assets. This statement is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the interpretation on its consolidated financial statements.

In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, Accounting for Leases. FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company is evaluating the impact, if any, of FSP FAS 13-2 on its consolidated financial statements.

NOTE 3—STOCK-BASED COMPENSATION AND PER SHARE INFORMATION

Stock-Based Compensation

The Company has three stock-based employee compensation plans, the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under these plans, stock options are awarded to certain officers, directors and employees of the Company at the discretion of the Company’s management and/or Board of Directors. Options to employees generally vest on a quarterly basis over three years.

On December 16, 2005, the Board of Directors and the Compensation Committee approved accelerating the exercisability of 1,337,500 unvested stock options outstanding under our 2002 stock incentive plan, effective as of December 16, 2005. The options were held by employees, including executive officers, and have a range of exercise prices of $5.98 to $14.36 per share. The closing price per share of our common stock on December 16, 2005, the last trading day before effectiveness of the acceleration, was $7.95. In order to prevent unintended personal benefits, shares of our common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the expiration of such original vesting period.

Effective January 1, 2006, the Company adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. Prior to the adoption of FAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or “APB”, Opinion No. 25 Accounting for Stock Issued to Employees, and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of FAS 123R.

Under the modified prospective transition method, the provisions of FAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in the first and second quarters of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

During the three and six months ended June 30, 2006, the Company recognized compensation costs related to stock options of $330,000 and $529,000, respectively, which is included in general and administrative expenses. During the three and six months ended June 30, 2005, the Company recognized compensation cost related to stock options of $0.00 and $189,000, respectively. The net impact to earnings for those periods was $0.01 per share and $0.02 per share, respectively. These amounts approximate the incremental impact of adopting FAS 123R as compared to the application of the original provisions of FAS 123R.

Prior to January 1, 2006, the Company measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed under APB 25 and related interpretations, but disclosed the pro forma effects of net earnings and earnings per share as if compensation cost had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123. Reported and pro forma earnings per share information for the quarter and six months ended June 30, 2005 are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net loss	$(6,779)	$(11,053)
Deduct: total stock-based employee compensation expense, net of tax	(985)	(2,037)

Pro-forma net loss	$(7,764)	$(13,090)

Basic net loss per share:
Reported	$(0.30)	$(0.48)
Proforma	$(0.34)	$(0.57)
Diluted net loss per share:
Reported	$(0.30)	$(0.48)
Proforma	$(0.34)	$(0.57)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, the Company did and will continue to estimate their fair values using the Black-Scholes option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, the Company has used a dividend yield of zero as it does not intend to pay dividends on its common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the Company’s common stock. The Company believes that the historic volatility of its common stock is a reliable indicator of future volatility, and accordingly, has used a stock volatility factor based on the historic volatility of its common stock over a period of time approximating the estimated lives of its stock options. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. FAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 21% was used for the three and six month periods ended June 30, 2006. The stock option fair values were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (years)	4.00	4.00	4.00	4.00
Volatility	58%	63%	58%	63%
Annual dividend per share	$0.00	$0.06	$0.00	$0.06
Risk free interest rate	4.94%	3.78%	4.80%	3.72%
Weighted average fair value	$4.36	$3.60	$4.20	$4.17

A summary of option activity under our stock option plans for the six months ended June 30, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Options outstanding at December 31, 2005	4,311,000	$6.74
Plus: Options granted	370,000	8.53
Less:
Options exercised	(121,000)	5.15
Options canceled or expired	(202,000)	9.11

Options outstanding at June 30, 2006	4,358,000	6.83	5.7	$11,103,000

Options exercisable at June 30, 2006	3,771,000	6.62	5.2	$10,507,000

Cash proceeds and the intrinsic value related to stock options exercised are provided in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Proceeds from stock options exercised	$417	$267	$620	$439
Tax benefit related to stock options exercised (1)	NA	NA	NA	NA
Intrinsic value of stock options exercised (2)	$409	440	$482	561

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

A summary of the status of the Company’s unvested options as of December 31, 2005, and changes during the six months ended June 30, 2006, is presented below:

Unvested Options	Options	Weighted-Average Grant- Date Fair Value ($)
Unvested options at December 31, 2005	421,000	3.94
Granted	370,000	4.20
Vested	(136,000)	4.84
Forfeited	(68,000)	4.07

Unvested options at June 30, 2006	587,000	4.07

As of June 30, 2006, the unrecognized stock-based compensation expense related to non-vested options was approximately $1.7 million, which is expected to be recognized over a weighted average period of approximately 3 years. The total fair value of options that vested during the three and six month periods ended June 30, 2006 were $297,000 and $551,000, respectively, and for the three and six month periods ended June 30, 2005 were $1.2 million and $2.1 million, respectively. The Company issues new shares of common stock upon the exercise of stock options.

Net Loss Per Share—Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.

Stock options totaling 4,439,000 and 4,068,000 shares were not included in the diluted loss per share amounts for the three and six months ended June 30, 2006 and June 30, 2005, respectively, as their effect would have been anti-dilutive.

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2006	2005	2006	2005
Weighted average shares outstanding—basic	23,326	22,969	23,299	22,900
Dilutive effect of stock options and warrants	—	—	—	—

Weighted average shares outstanding—diluted	23,326	22,969	23,299	22,900

NOTE 4—INVENTORY, NET

The inventory is valued at the lower of cost or market (determined by the first-in, first-out method). Inventory is comprised of the following (in thousands):

	June 30, 2006 (unaudited)	December 31, 2005
Raw materials	$2,642	$3,116
Work-in-process	839	1,542
Finished goods	2,895	3,965

	$6,376	$8,623

Inventory is net of the allowance for excess and obsolete inventory of $633,000 and $573,000 at June 30, 2006 and December 31, 2005, respectively.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is comprised of the following (in thousands):

	June 30, 2006 (unaudited)	December 31, 2005
Land	$300	$283
Building	824	778
Leasehold improvements	933	279
Equipment and computers	4,032	3,271
Furniture and fixtures	908	1,018
Construction in progress	42	77

	7,039	5,706
Accumulated depreciation and amortization	(1,704)	(1,879)

Property, plant and equipment, net	$5,335	$3,827

Depreciation expense was $546,000 and $927,000 for the three and six months ended June 30, 2006 and $186,000 and $348,000 for the three and six months ended June 30, 2005. The six month 2006 depreciation expense amount includes approximately $300,000 of accelerated depreciation related to the office relocation for equipment, furniture and fixtures and computer related equipment. Additionally, leasehold improvement costs include $569,000 of tenant improvements paid by the landlord in connection with our new facility lease in Irvine, California.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets (trade names) with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company conducted its annual impairment analysis of goodwill and other intangible assets with indefinite lives as of June 30, 2006 and concluded there had not been any impairment.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company believes that no event has occurred that would trigger an impairment of these intangible assets. The Company recorded amortization expense of $90,000 and $183,000 respectively, for the three and six months ended June 30, 2006, and $93,000 and $175,000, respectively, for the same periods in 2005. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2006 (unaudited)				As of December 31, 2005
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4 to 10 years)	$1,814	$(661)	$—	$1,153	$1,814	$(532)	$—	$1,282
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(330)	—	263	593	(276)	—	317

Total	$3,455	$(1,060)	$(747)	$1,648	$3,455	$(877)	$(747)	$1,831

Goodwill (indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $107,000 and $197,000 of customer deposits at June 30, 2006 and December 31, 2005, respectively. Accrued liabilities is comprised of the following (in thousands):

	June 30, 2006 (unaudited)	December 31, 2005
Payroll and benefits	$2,138	$2,808
Warranty	1,656	1,211
Sales tax	781	667
Amounts due to customers	123	638
Deferred rent credit	541	—
Accrued professional services	834	1,192
Accrued insurance premiums	358	911
Other	969	1,185

Accrued liabilities	$7,400	$8,612

Changes in the product warranty accrual, including expenses incurred under the Company’s initial and extended warranties, for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Warranty accrual, beginning balance	$1,341	$963	$1,211	$911
Provision for estimated warranty cost	1,163	887	2,239	1,790
Warranty expenditures-initial and extended	(848)	(879)	(1,794)	(1,730)

Warranty accrual, ending balance	$1,656	$971	$1,656	$971

NOTE 8—BANK LINE OF CREDIT AND DEBT

The Company has a $10.0 million credit facility with a bank that expires on September 30, 2006. At June 30, 2006, $5.0 million was outstanding on the credit facility. The facility is collateralized with the Company’s short-term investment in U.S. Treasury debt securities which had a fair market value of $9.9 million as of June 30, 2006, and which is shown as short-term investments, restricted on the consolidated balance sheets. In addition, the Company granted the bank a security interest in and to all equipment, inventory, accounts receivable and other assets of the Company. Borrowings under the amended facility bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and are payable on demand upon expiration of the facility. All borrowings during the six months ended June 30, 2006 were at prime rate of 8.25%. In November 2005, the Company entered into a fourth amendment to our credit facility with the bank which eliminated all of the financial covenants.

In December 2005, the Company financed $911,000 of insurance premiums payable in ten equal monthly installments of approximately $93,000 each, including a finance charge of 4.99%. As of June 30, 2006, the Company had approximately $358,000 remaining as outstanding. Such amount is included in accrued liabilities on the consolidated balance sheets.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Deferred Revenue

On June 28, 2006, the Company entered into a binding letter agreement with The Procter & Gamble Company, or Procter & Gamble, evidencing the formation of a strategic relationship. The binding letter agreement sets forth the terms and conditions under which the parties will negotiate a definitive agreement formalizing Procter & Gamble’s acquisition of certain exclusive rights from us in exchange for certain cash payments by Procter & Gamble. The letter also sets forth the agreed-upon key terms and conditions that will be incorporated into the definitive agreement. Upon execution of the binding letter agreement, Proctor & Gamble paid the Company $3.0 million for the rights and licenses which was recorded in deferred revenue on the consolidated balance sheets as of June 30, 2006. In the event of a breach or termination of the binding letter agreement or, once executed, the definitive agreement, Proctor & Gamble may require us to refund certain payments made to us under the agreement, including the $3.0 million payment.

Litigation

In August 2004, the Company and certain of its officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock between October 29, 2003 and July 16, 2004. The complaints allege that the Company and its officers violated federal securities laws by failing to disclose material information about the demand for its products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in the Company’s press releases and the registration statement filed in connection with the public offering of common stock in March 2004. In January 2006, the Company’s motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired the Company’s common stock pursuant to or traceable to the public offering of the Company’s common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the ground that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of the Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, management believes the Company has meritorious defenses to these actions and intends to vigorously defend them. As of June 30, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable it has incurred a loss contingency.

In January 2005, the Company acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against the Company, and settled the existing litigation between the Company and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, the Company determined that it was probable that these shares of common stock would be released from escrow in or before July 14, 2006. Accordingly, the Company recorded a patent infringement legal settlement charge of approximately $380,000 in the first six months of 2006. In July 2006, the Company released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, the Company accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, the Company recorded an intangible asset of $530,000 representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against the Company and the case was formally dismissed on May 31, 2005. The Company did not pay and has no obligation to pay any royalties to Diodem on past or future sales of the Company’s products, but the Company agreed to pay additional consideration if any of the acquired patents held by the Company are licensed to a third party. In order to secure performance by the Company of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, the Company granted Diodem a security interest in all of their rights, title and interest in the royalty patents.

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

Securities and Exchange Commission Inquiry

Following the restatement of the Company’s financial statements in September 2003, the Company received, in late October 2003, and subsequently in 2003 and 2004, informal requests from the Securities and Exchange Commission, or SEC, to voluntarily provide information relating to the restatement. The Company has provided information to the SEC and intends to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the SEC has not advised the Company when its inquiry may be concluded, and the Company is unable to predict the outcome of this inquiry.

NOTE 10—STOCKHOLDERS’ EQUITY

In August 2005, the Company’s Board of Directors voted to discontinue its dividend policy of paying a cash dividend of $0.01 per share every other month which the Board of Directors had adopted in July 2004.

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. For the three and six months ended June 30, 2006, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 11% and 13%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 34% and 28%, respectively, of net revenue. For the three and six months ended June 30, 2005, sales in EMEA accounted for approximately 11% and 10%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 22% and 18%, respectively, of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$8,734	$9,714	$19,162	$22,596
Europe, Middle East and Africa	1,826	1,613	4,386	3,056
Canada, Asia, Latin America, and Pacific Rim	5,347	3,206	9,239	5,715

	$15,907	$14,533	$32,787	$31,367

NOTE 12—CONCENTRATIONS

Revenue from the Company’s Waterlase system, its principal product, comprised 81% and 80% of net revenue for the three and six months ended June 30, 2006, respectively, and 82% and 84% of net revenue, respectively, for the same periods of 2005. The Company’s Diode system comprised 8% and 7% of net revenue for the three and six months ended June 30, 2006, respectively, and 11% and 10%, for the same periods of 2005, respectively. Many dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is the purchaser. Net revenue generated from dentists who financed their purchase through one leasing company, National Technology Leasing Corporation (“NTL”) were approximately 23% and 26%, for the three and six months ended June 30, 2006, respectively, and 32% and 31%, for the same periods of 2005, respectively. There was one other customer, an international distributor, that accounted for greater than 10% of net revenue for the three and six months ended June 30, 2006. Other than these transactions, no other distributor or customer accounted for more than 10% of net revenue for the three and six months ended June 30, 2006 and 2005.

The Company maintains its cash and cash equivalents accounts with established commercial banks. Such account balances often exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each customer. At June 30, 2006, the Company held short-term investments in U.S. treasury securities with a fair market value of $9.9 million.

Accounts receivable concentrations have resulted from sales to one customer which totaled approximately $1.1 million and $0.6 million, respectively, at June 30, 2006 and December 31, 2005.

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

NOTE 13—COMPREHENSIVE INCOME (LOSS)

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,436)	$(6,779)	$(4,720)	$(11,053)
Other comprehensive income (loss) items:
Unrealized gain (loss) on marketable securities	6	27	18	(40)
Foreign currency translation adjustments	(99)	200	(145)	(42)

Comprehensive loss	$(2,529)	$(6,552)	$(4,847)	$(11,135)

NOTE 14—SUBSEQUENT EVENT

On August 8, 2006, the Company entered into a distribution agreement with Henry Schein, Inc. (“Henry Schein”), a large distributor of healthcare products to office-based practitioners, pursuant to which the Company granted Henry Schein the exclusive right to distribute the Company’s complete line of dental laser systems, accessories and services in the United States and Canada. The agreement calls for Henry Schein to pay the Company an up-front $5.0 million licensing fee for access to the Company’s portfolio of intellectual property and technology which was received on August 8, 2006. To maintain its exclusivity, Henry Schein must meet certain performance criteria, including minimum purchase commitments. The agreement has an initial term of three years, following which it will automatically renew for an additional three year period, provided that Henry Schein has achieved its minimum purchase requirements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations for a number of reasons including those set forth under “Risk Factors” in Part II Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Recent Developments

On August 8, 2006, we entered into a distribution agreement with Henry Schein, Inc., or Henry Schein, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted Henry Schein the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that Henry Schein has achieved its minimum purchase requirements. We intend to augment the activities of Henry Schein in the United States and Canada with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of Henry Schein in selling our products. We cannot assure you that Henry Schein will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. The following is a summary of those accounting policies that we believe are necessary to understand and evaluate our reported financial results.

Revenue recognition. We sell products domestically to customers through our direct sales force, and internationally through direct sales representatives and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured.

We apply EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled, in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element.

Deferred revenue attributable to the undelivered elements, primarily training and installation, are included in deferred revenue when the product is shipped and are recognized when the related service is performed.

The key judgment related to our revenue recognition relates to the collectibility of payment from the customer. We evaluate the customer’s credit worthiness prior to the shipment of the product. Based on our assessment of the credit information available to us, we may determine that the credit risk is higher than normally acceptable, and we will either decline the purchase or defer the revenue until payment is reasonably assured.

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

Accounting for Stock-Based Payments. Effective January 1, 2006, we adopted the provisions of Financial Accounting Standard No. 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. Prior to the adoption of FAS 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby we recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of FAS 123R.

Under the modified prospective transition method, the provisions of FAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in the first six months of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Valuation of Accounts Receivable. We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service and finance personnel. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Valuation of Inventory. Inventory is valued at the lower of cost, determined using the first-in, first-out method, or market. We periodically evaluate the carrying value of inventory and maintain an allowance for excess and obsolete inventory to adjust the carrying value as necessary to the lower of cost or market. We evaluate quantities on hand, physical condition and technical functionality, as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit.

Valuation of Long-Lived Assets. Property, plant and equipment, and certain intangibles with finite lives are depreciated or amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. We monitor events and changes in circumstances, which could indicate that the carrying balances of long-lived assets may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2006 and concluded there had been no further impairment in trade names and no impairment in goodwill.

Warranty Cost. Products sold directly to end users are covered by a warranty against defects in material and workmanship for up to a period of one year. Products sold internationally to distributors are covered by a warranty on parts for up to fourteen months. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue. The accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

Litigation and Other Contingencies. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of an expense relating to such contingencies. To be recorded as expense, a loss contingency must be both probable and reasonably estimable. If a loss contingency is material but is not both probable and estimable, we will disclose the matter in the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations

Quarter and six months ended June 30, 2006 compared with the quarter and six months ended June 30, 2005

The following table presents our results of operations as percentages of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.5	56.8	50.3	50.1

Gross profit	47.5	43.2	49.7	49.9

Other income, net	—	0.1	—	0.1

Operating expenses:
Sales and marketing	36.7	43.2	36.2	39.6
General and administrative	18.2	37.8	18.8	31.8
Engineering and development	8.2	7.3	7.8	13.0
Patent infringement legal settlement	(0.3)		1.1

Total operating expenses	62.8	88.3	63.9	84.4

Loss from operations	(15.3)	(45.0)	(14.2)	(34.4)
Non-operating gain (loss), net	0.1	(1.3)	0.1	(0.4)

Loss before income taxes	(15.2)	(46.3)	(14.1)	(34.8)
Provision for income taxes	0.1	0.4	0.3	0.4

Net loss	(15.3)%	(46.7)%	(14.4)%	(35.2)%

Quarter ended June 30, 2006 compared with quarter ended June 30, 2005

Net Revenue. Net revenue was $15.9 million for the quarter ended June 30, 2006 versus $14.5 million for the quarter ended June 30, 2005. The increase of $1.4 million, or 9% of net revenue, resulted from an increase in both laser system revenues and non-system revenues such as extended warranty packages and peripherals, including handpieces and laser tips. Sales of our Waterlase systems comprised approximately 81% and 82% of net revenue, and sales of our Diode systems comprised approximately 8% and 11% of net revenue, for the quarters ended June 30, 2006 and 2005, respectively. We expect the Waterlase system will continue to account for the majority of net revenue. International revenue for the quarter ended June 30, 2006 was $7.2 million, or 45% of net revenue, as compared with $4.8 million, or 33% of net revenue, for the quarter ended June 30, 2005.

Gross Profit. Gross profit for the quarter ended June 30, 2006 was $7.6 million, or 47% of net revenue, an increase of $1.3 million, as compared with gross profit of $6.3 million, or 43% of net revenue, for the quarter ended June 30, 2005. Gross profit as a percentage of net revenue was unfavorably affected by an increased proportion of lower margin international sales and an increase in total warranty expense as the mix of systems under warranty has shifted predominantly to the Waterlase MD system. However, these unfavorable effects were more than offset by comparatively lower production costs and inventory reserve provision, as well as the absence of significant Waterlase MD redesign costs which we incurred in the three months ended June 30, 2005.

Operating Expenses. Operating expenses for the quarter ended June 30, 2006 were $10.0 million, or 63% of net revenue, a $2.8 million decrease, as compared with $12.8 million, or 88% of net revenue, for the quarter ended June 30, 2005. The decrease was driven mainly by lower spending on payroll related costs and audit, legal and compliance costs described below under General and Administrative Expense and the lower payroll related costs described below under Sales and Marketing Expense.

Sales and Marketing Expense. Sales and marketing expenses for the quarter ended June 30, 2006 decreased by $0.4 million, or approximately 7%, to $5.8 million, or 37% of net revenue, as compared with $6.3 million, or 43% of net revenue, for the quarter ended June 30, 2005. The decrease related primarily to a reduction in domestic sales commissions and reduced facilities fees for after-sale training activities, net of severance payments to a departing executive officer.

General and Administrative Expense. General and administrative expenses for the quarter ended June 30, 2006 decreased by $2.6 million, or 47%, to $2.9 million, or 18% of net revenue, as compared with $5.5 million, or 38% of net revenue, for the quarter ended June 30, 2005. The decrease in general and administrative expenses resulted primarily from reduced spending on audit, legal and compliance fees, consulting fees, temporary labor and reduced personnel related costs, partially offset by the recording of $0.3 million in stock-based compensation costs resulting from our January 1, 2006 adoption of FAS 123R. Spending on the aforementioned items in the quarter ended June 30, 2005 was substantially higher because of activities associated with the delayed 2004 and 2005 financial statement filings, as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act.

Engineering and Development Expense. Engineering and development expenses for the quarter ended June 30, 2006 increased by $0.2 million, or 23%, to $1.3 million, or 8% of net revenue, as compared with $1.1 million, or 7% of net revenue, for the quarter ended June 30, 2005. The increase was primarily related to increases in patent legal fees and new product development expenses.

Patent Litigation Settlement. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. At March 31, 2006, we determined it was more than probable that these shares would be released from escrow, and accordingly, we recorded a net $0.4 million charge based on the fair market value of our common stock of $9.55 as of March 31, 2006. In the quarter ended June 30, 2006, we favorably adjusted the charge by $52,000 based upon the fair market value of our common stock of $8.40 per share as of June 30, 2006. In July 2006, the Company released these shares from escrow.

Non-Operating Income

Gain (Loss) on Foreign Currency Transactions. We realized a $0.1 million gain on foreign currency transactions for the quarter ended June 30, 2006, compared to a loss of $0.2 million for the quarter ended June 30, 2005 due primarily to changes in exchange rates between the U.S. dollar and the Euro. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, Australian dollar and New Zealand dollar, which are the only non-U.S. dollar denominated currencies in which we have transacted material business.

Interest Income. Income from interest earned on our cash and cash equivalents and short-term investments balances was approximately $0.1 million for the quarter ended June 30, 2006, compared to $0.2 million for the quarter ended June 30, 2005. The decrease is due to a decline in our average cash and cash equivalents balance partially offset by an increase in short-term investment interest rates.

Interest Expense. Interest expense consists primarily of interest on the outstanding balance on our line of credit. Interest expense for the quarter ended June 30, 2006 was $0.2 million as compared to under $0.1 million for the quarter ended June 30, 2005. The increase in our interest expense for the quarter ended June 30, 2006, compared to the same period in 2005, was caused by a combination of the higher average outstanding balance on our line of credit and a rise in short-term interest rates.

Income Taxes. An income tax provision of $21,000 was recorded for the quarter ended June 30, 2006, compared to $65,000 for the quarter ended June 30, 2005. As of June 30, 2006, the valuation allowance for our net deferred tax assets was $28.0 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.

Six months ended June 30, 2006 compared with six months ended June 30, 2005

Net Revenue. Net revenue was $32.8 million for the six months ended June 30, 2006, an increase of $1.4 million compared to $31.4 million for the six months ended June 30, 2005. During the six month period ended June 30, 2006, we had higher non-laser system revenues, including the recognition of approximately $0.8 million in revenue previously recorded as a deferred revenue obligation that was subsequently released by the customers, as well as increased sales of extended warranty packages and peripherals, such as handpieces and laser tips. Sales of laser systems decreased in the six months ended June 30, 2006 compared to the same period in 2005. Sales of our Waterlase systems comprised approximately 80% and 84% of our net revenue and sales of our Diode systems comprised approximately 7% and 10% of our net revenue for the six months ended June 30, 2006 and 2005, respectively. International revenue for the six months ended June 30, 2006 was $13.6 million, or 42% of net revenue, as compared with $8.8 million, or 28% of net revenue, for the six months ended June 30, 2005.

Gross Profit. Gross profit for the six months ended June 30, 2006 was $16.3 million, or 50% of net revenue, an increase of $0.6 million, as compared with gross profit of $15.7 million, or 50% of net revenue, for the six months ended June 30, 2005. Gross profit as a percentage of net revenue in the six months ended June 30, 2006 benefited from comparatively lower production costs and inventory reserve provisions, as well as the absence of significant Waterlase MD redesign costs which we incurred in the six months ended June 30, 2005. However, this benefit was offset by the unfavorable effects of an increased proportion of lower margin international sales and an increase in total warranty expense as the mix of systems under warranty has shifted predominantly to the Waterlase MD system.

Operating Expenses. Operating expenses for the six months ended June 30, 2006 were $21.0 million, or 64% of net revenue, a $5.5 million decrease as compared with $26.5 million, or 84% of net revenue, for the six months ended June 30, 2005. The decrease was driven mainly by lower spending on payroll related costs and audit, legal and compliance costs described below under General and Administrative Expense, lower payroll related costs described below under Sales and Marketing Expense and the absence of costs comparable to the first quarter of 2005 purchase of the SurgiLight license described below under Engineering and Development Expense.

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2006 decreased by $0.5 million, or approximately 4%, to $11.9 million, or 36% of net revenue, as compared with $12.4 million, or 40% of net revenue, for the six months ended June 30, 2005. The decrease related primarily to a reduction in domestic sales payroll related costs including commissions and reduced facilities fees for after-sale training activities, net of severance payments to a departing executive officer.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2006 decreased by $3.8 million, or 38%, to $6.2 million, or 19% of net revenue, as compared with $10.0 million, or 32% of net revenue, for the six months ended June 30, 2005. The decrease in general and administrative expenses resulted primarily from reduced spending on audit, legal and compliance fees, consulting fees, temporary labor and reduced personnel related costs, partially offset by the recording of $0.5 million in stock-based compensation costs resulting from our January 1, 2006 adoption of FAS 123R. Spending on the aforementioned items in the six months ended June 30, 2005 was substantially higher because of activities associated with the delayed 2004 and 2005 financial statement filings, as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act.

Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2006 decreased by $1.5 million, or 38%, to $2.5 million, or 8% of net revenue, as compared with $4.1 million, or 13% of net revenue, for the six months ended June 30, 2005. The decrease was primarily related to the $2.0 million purchase of the SurgiLight license in the first quarter of 2005, including transaction costs of $0.2 million offset by additional patent legal fees and new product development expenses.

Patent Litigation Settlement. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. As of June 30, 2006, we have determined it is more than probable that these shares will be released from escrow, and accordingly, we have recorded a $0.4 million charge based on the fair market value of our common stock of $8.40 per share on June 30, 2006. In July 2006, the Company released these shares from escrow.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions. We realized a $0.1 million gain on foreign currency transactions for the six months ended June 30, 2006, compared to a loss of $0.3 million for the six months ended June 30, 2005 due to the changes in exchange rates between the U.S. dollar and the Euro. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, Australian dollar and New Zealand dollar, which are the only non-U.S. dollar denominated currencies in which we have transacted material business.

Interest Income. Income from interest earned on our cash and cash equivalents and short-term investments balances was approximately $0.2 million for the six months ended June 30, 2006, compared to $0.3 million for the six months ended June 30, 2005. The decrease is due to a decline in our average cash and cash equivalents balance partially offset by an increase in short-term investment interest rates.

Interest Expense. Interest expense consists primarily of interest on the outstanding balance on our line of credit. Interest expense for the six months ended June 30, 2006 was $0.3 million as compared to $0.1 million for the six months ended June 30, 2005. The increase in our interest expense for the six months ended June 30, 2006, compared to the same period in 2005, was caused by a combination of the higher average outstanding balance on our line of credit and a rise in short-term interest rates.

Income Taxes. An income tax provision of approximately $0.1 million was recorded for the six months ended June 30, 2006, compared to approximately $0.1 million recorded for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had approximately $8.2 million in net working capital, a decrease of $4.6 million from $12.8 million at December 31, 2005. Our principal source of liquidity at June 30, 2006 consisted of our cash and cash equivalents balance of $7.7 million and our $10.0 million revolving bank line of credit which expires September 30, 2006. Our investment in marketable securities of $9.9 million is collateralized against the line of credit facility and is not available for use. The outstanding balance on our bank line of credit was $5.0 million at June 30, 2006. Cash and cash equivalents decreased by $0.6 million from December 31, 2005 to June 30, 2006, while short-term investments remained at approximately $9.9 million.

In the six months ended June 30, 2006, our operating activities generated cash of approximately $1.4 million, which includes a one-time payment from The Procter & Gamble Company, or P&G, of approximately $3.0 million for a license to certain of our patents pursuant to a binding letter agreement. This amount has been recorded in deferred revenue. In the event of a breach or termination of the binding letter agreement or, once executed, the definitive agreement, P&G may require us to refund certain payments made to us under the agreement, including the $3.0 million payment. We cannot assure you that we will not have to return all or a portion of the $3.0 million payment to P&G. Significant changes in operating assets and liabilities included: accounts receivable decrease of $0.4 million; inventory decrease of $2.2 million; and accounts payable and accrued liabilities decrease of $2.8 million.

Our credit facility is collateralized with our short-term investment in U.S. Treasury debt securities, all our accounts receivable, equipment, inventory and other assets and currently imposes no financial covenants on us. Borrowings under our revolving bank line of credit bear interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 with two business days notice, or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and are payable on demand upon expiration of the facility. All borrowings during the quarter ended June 30, 2006 were at prime rate of 8.25%.

On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of June 30, 2006 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2006 for the years ending as indicated below (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years	Total
Operating leases	$747	$1,264	$1,051	$—	$3,062
Capital expenditures*	100	—	—	—	100
SurgiLight agreement	25	50	25	—	100
Line of credit	5,000	—	—	—	5,000
Insurance premium financing	358	—	—	—	358

Total	$6,230	$1,314	$1,076	$—	$8,620

*	Represents an estimate related to facility relocation

Our executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

We believe we currently possess sufficient resources, including amounts available under our revolving bank line of credit, to meet the cash requirements of our operations for at least the next year. Also, we plan to pursue an improved short-term credit facility to accommodate the working capital needs of our business, or at least seek an extension in the expiration date of the existing bank line of credit, which currently expires September 30, 2006. Our capital requirements will depend on many factors, including, among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, the improved or extended credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (unaudited) included in this report.

Subsequent Event

See Note 14 of the Notes to Consolidated Financial Statements (unaudited) included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our revenue in international markets is denominated in local currency. As a result, an increase in the relative value of the dollar to the foreign currencies would lead to less income from revenue denominated in these foreign currencies, unless we increase prices, which may not be possible due to competitive conditions. Additionally, since expenses relating to our operations in Australia, Germany and New Zealand are paid in their respective foreign currency, an increase in the values of such currencies, relative to the dollar would increase the expenses associated with those operations and reduce our earnings. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may enter into such arrangements in the future.

We currently have a line of credit in the amount of $10.0 million at the variable interest rate equivalent to the prime rate for advances less than $500,000 with less than two business days notice, and at LIBOR plus 2.25% for advances of $500,000 or more with two business days notice. This line of credit currently expires on September 30, 2006. At June 30, 2006, we had an outstanding balance of $5.0 million. Based on this balance, a change of one percent in the interest rates would result in a change in interest expense of $50,000 on an annual basis.

Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in a money market account and U.S. treasury securities in which there is minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were not effective because of the material weakness described below.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2005, we disclosed management’s assessment that our internal control over financial reporting contained a material weakness with respect to the controls over the recording of inventory transactions and the valuation of our inventory. The assessment by our management as of June 30, 2006 was that while we have taken actions to address this material weakness, such measures have not been sufficient to effectively remediate the noted weakness. As a result, we believe a material weakness still exists in this area. To address the material weakness, we continue to implement the remediation measures identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005. Except for the implementation of these remedial measures, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In August 2004, the Company and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006 the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the ground that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, our management believes we have meritorious defenses to these actions and intends to vigorously defend them. As of June 30, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, the Company recorded a patent infringement legal settlement charge of approximately $380,000 in the first six months of 2006. In July 2006, the Company released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.

ITEM 1A.	RISK FACTORS.

Risk Factors

The following is a summary description of any risk factors as to which there may have been a material change from, or which may be in addition to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. You should carefully review these risks, together with those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

We may have difficulty achieving profitability and may experience additional losses.

We have recorded a net loss in each of our last eight fiscal quarters, including a net loss of $2.4 million for the quarter ended June 30, 2006, and we have an accumulated deficit of $73.2 million as of June 30, 2006. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

Our distributors may cancel, reduce or delay orders of our products, any of which could reduce our revenue.

We employ direct sales representatives in certain European countries; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the six months ended June 30, 2006, revenue from distributors accounted for approximately 23% of our total sales, and one distributor accounted for more than 10% of our revenue. For the three months ended June 30, 2006, revenue from distributors accounted for approximately 27% of our total sales, and one distributor accounted for more than 10% of our net revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors and upon the efforts of these third parties. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. If we are unable to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, or if we experience delays in collecting accounts receivable from our distributors, our revenues could decline significantly.

On August 8, 2006, we entered into a distribution agreement with Henry Schein, Inc., or Henry Schein, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted Henry Schein the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that Henry Schein has achieved its minimum purchase requirements. We intend to augment the activities of Henry Schein in the United States and Canada with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of Henry Schein in selling our products. We cannot assure you that Henry Schein will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

If we are unable to attract and retain personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and harm our reputation. We believe that our future success is highly dependent on the contributions of Jeffrey W. Jones, our President, Chief Executive Officer and Chief Technology Officer; Richard L. Harrison, our Executive Vice President and Chief Financial Officer; and Keith G. Bateman, our Executive Vice President, Global Sales and Marketing. We have employment agreements with each of these individuals that provide either us or them with the ability to terminate their employment at will, subject to certain severance rights; however, their knowledge of our business and industry would be extremely difficult to replace. Our future success also depends on our ability to attract and retain additional qualified management, engineering, sales and marketing and other highly skilled technical personnel.

On May 9, 2006, Robert E. Grant announced his resignation as our President, Chief Executive Officer and Acting Chairman of the Board, and as a member of our Board of Directors. Jeffrey W. Jones, our Vice Chairman and former Chief Technology Officer, has been named as President and Chief Executive Officer, effective on the same date. On May 12, 2006, James M. Haefner, our former Executive Vice President, Global sales, resigned from this position to pursue other opportunities. Mr Bateman has assumed the responsibilities of our global sales force. If our current management team is unable to effectively manage and maintain our business through the transition in management, our business could be adversely impacted.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of net revenue and we intend to continue to pursue and expand our international business activities. For the six months ended June 30, 2006, international sales accounted for approximately 42% of net revenue, as compared to approximately 28% or our net revenue for the same period in 2005. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Australia, Germany and New Zealand, are subject to many inherent risks, including among others:

•	adverse changes in tariffs and trade restrictions;

•	political, social and economic instability and increased security concerns;

•	fluctuations in foreign currency exchange rates;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards;

•	transportation delays and difficulties of managing international distribution channels;

•	reduced protection for our intellectual property in some countries;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws;

•	the imposition of governmental controls;

•	reduction in the reimbursement rates for procedures using our products;

•	unexpected changes in regulatory or certification requirements;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences and the complexities of foreign value-added tax systems.

We believe that international sales will continue to represent a significant portion of net revenue, and we intend to expand our international operations further. Our direct net revenue in Australia, Germany and New Zealand is denominated principally in local currency, while our net revenue in other international markets is in U.S. dollars. As a result, an increase in the relative value of the dollar against these currencies would lead to less income from those sales, unless we increase prices, which may not be possible due to competitive conditions. We could experience losses from foreign transactions if the relative value of the dollar were to increase in the future. Additionally, in international markets where our sales are denominated in U.S. dollars, an increase in the relative value of the dollar against the currency in such markets could indirectly increase the price of our products in those markets and result in a decrease in sales. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future.

Expenses relating to our foreign operations are paid in local currencies; therefore, an increase in the value of the local currencies relative to the dollar would increase the expenses associated with those operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with local regulatory and legal requirements for maintaining our manufacturing operations in that country. Any of these factors may adversely affect our future international revenue and manufacturing operations and, consequently, negatively impact our business and operating results. In 2005, we decided to eliminate our manufacturing operations at our facility in Germany, however, we have retained our ability to manufacture products there and could opt to do so in the future.

Our operations are consolidated primarily in one facility. A disaster at this facility is possible and could result in a prolonged interruption of our business.

We recently moved substantially all of our administrative and manufacturing operations to a facility located in Irvine, California, which is near known earthquake fault zones. We have taken precautions to safeguard our facilities including insurance, disaster recovery planning and off-site backup of computer data; however, a natural disaster such as an earthquake, fire or flood, could seriously harm our business, adversely affect our operations and damage our reputation with customers. We maintain commercial insurance that includes business interruption coverage; however the insurance we maintain against such natural disasters and business interruption may not be adequate to cover our losses.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in the development of our products, the expansion of our sales and marketing activities and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. We expect that substantial capital will be required to expand our operations and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings, which may affect the percentage ownership of existing holders of common stock and which may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock thereby resulting in dilution to our existing stockholders. If we raise additional funds by raising debt, we may be subject to debt covenants which could place limitations on our operations. Additionally, our existing credit facility expires in September 2006. We intend to seek a new credit facility with more favorable terms, or to seek an extension of our existing facility. We cannot assure you that a new facility or an extension of our existing facility will be available to us on commercially reasonable terms, if at all. We may not be able to raise additional capital on reasonable terms, or at all, or we may use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

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

In certain circumstances we may be required to return the $3.0 million license payment we received from Procter & Gamble in connection with our entering into a binding letter agreement relating to a license of our intellectual property.

On June 28, 2006, we entered into a binding letter agreement with The Procter & Gamble Company, or Procter & Gamble, evidencing the formation of a strategic relationship between our two companies. The binding letter agreement sets forth the terms and conditions under which the parties will negotiate a definitive agreement formalizing Procter & Gamble’s acquisition of certain exclusive rights from us in exchange for certain cash payments by Procter & Gamble. The letter also sets forth the agreed-upon key terms and conditions that will be incorporated into the definitive agreement. Upon execution of the binding letter agreement, Proctor & Gamble paid us $3.0 million for the rights and licenses that will be memorialized in the definitive agreement. We recorded this amount in deferred revenue as of June 30, 2006. In the event of a breach or termination of the binding letter agreement or, once executed, the definitive agreement, Proctor & Gamble may require us to refund certain payments made to us under the agreement, including the $3.0 million payment. We cannot assure you that we may not have to return the $3.0 million payment to Procter & Gamble.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 20, 2006, we held our 2006 Annual Meeting of Stockholders to vote on two proposals. The number of shares entitled to vote was 23,289,037. The number of shares represented in person or by proxy was 16,311,760.

The following are the voting results for the proposals:

PROPOSAL 1: Election of seven directors to serve until our next annual meeting of stockholders.

Nominee	Number of Votes	Percentage of Share Present and Voting
Robert M. Anderton, DDS
For	13,766,893	84.40%
Withheld	2,544,867	15.60%
George V. d’Arbeloff
For	15,752,548	96.57%
Withheld	559,212	3.43%
Daniel S. Durrie, M.D
For	16,148,491	99.00%
Withheld	163,269	1.00%
Robert E. Grant*
For	12,395,379	75.99%
Withheld	3,916,381	24.01%
Jeffrey W. Jones
For	11,345,480	69.55%
Withheld	4,966,280	30.45%
Neil J. Laird
For	16,250,899	99.63%
Withheld	60,861	0.37%
Federico Pignatelli
For	15,375,872	94.26%
Withheld	935,888	5.74%

*	Mr. Grant resigned from our board of directors on May 9, 2006.

PROPOSAL 2: To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

	Number of Votes	Percentage of Share Present and Voting
For	16,226,381	99.48%
Against	64,347	0.39%
Abstain	21,032	0.13%

Total votes	16,311,760	100.00%

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1+	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and Biolase Technology, Inc.

10.2	Separation Agreement, effective June 15, 2006, between Biolase Technology, Inc. and James Haefner (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 12, 2006).

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested for certain confidential portions of this exhibit pursuant to Rule 246-2 under Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006

BIOLASE TECHNOLOGY, INC., a Delaware corporation

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)