Form 10-Q
period 2006-09-30
BIOLASE TECHNOLOGY INC
filed 2006-11-08
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 3, 2006: 23,677,157

BIOLASE TECHNOLOGY, INC.

BIOLASE® and WaterLase® are registered trademarks, and Waterlase MD™, Diolase Plus™ and HydroPhotonics™ are trademarks of BIOLASE Technology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,746	$8,272
Short-term investments	9,949	—
Short-term investments, restricted	—	9,863
Accounts receivable, less allowance of $1,152 and $420 in 2006 and 2005, respectively	10,149	8,404
Inventory, net	6,067	8,623
Prepaid expenses and other current assets	900	1,293

Total current assets	32,811	36,455
Property, plant and equipment, net	5,276	3,827
Intangible assets, net	1,558	1,831
Goodwill	2,926	2,926
Other assets	317	90

Total assets	$42,888	$45,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,000
Accounts payable	6,291	7,759
Accrued liabilities	6,851	8,612
Deferred revenue	7,036	2,246
Deferred gain on sale of building, current portion	—	16

Total current liabilities	20,178	23,633
Deferred tax liability	235	202
Deferred revenue – long term	3,194	—

Total liabilities	23,607	23,835

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 25,633 shares and 25,218 shares issued; 23,669 and 23,254 outstanding in 2006 and 2005, respectively	26	26
Additional paid-in capital	110,145	106,484
Accumulated other comprehensive loss	(269)	(322)
Accumulated deficit	(74,222)	(68,495)

	35,680	37,693
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	19,281	21,294

Total liabilities and stockholders’ equity	$42,888	$45,129

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$17,066	$11,655	$49,853	$43,022
Cost of revenue	8,451	6,351	24,941	22,067

Gross profit	8,615	5,304	24,912	20,955

Other (loss) income, net	(1)	16	10	48

Operating expenses:
Sales and marketing	5,434	6,058	17,309	18,467
General and administrative	2,874	3,252	9,037	13,230
Engineering and development	1,471	1,196	4,018	5,289
Patent infringement legal settlement	(31)	—	349	—

Total operating expenses	9,748	10,506	30,713	36,986

Loss from operations	(1,134)	(5,186)	(5,791)	(15,983)
Non-operating gain (loss), net	94	(16)	134	(135)

Loss before income taxes	(1,040)	(5,202)	(5,657)	(16,118)
Income tax (benefit) provision	(33)	29	70	166

Net loss	$(1,007)	$(5,231)	$(5,727)	$(16,284)

Net loss per share:
Basic and diluted	$(0.04)	$(0.23)	$(0.24)	$(0.71)

Shares used in the calculation of net loss per share:
Basic and diluted	23,580	23,150	23,394	22,984

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,727)	$(16,284)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,560	825
Loss on sale of assets	—	50
Gain on disposal of assets	(10)	(48)
Provision for bad debts	732	234
Provision for inventory excess and obsolescence	110	694
Stock-based compensation	893	189
Issuance of common stock for patent litigation settlement	349	—
Deferred income taxes	33	61
Changes in assets and liabilities:
Accounts receivable	(2,477)	3,124
Inventory	2,446	(3,032)
Prepaid expenses and other assets	924	930
Accounts payable and accrued liabilities	(3,751)	(1,647)
Accrued legal settlement	—	(3,000)
Deferred revenue	7,984	(204)

Net cash and cash equivalents provided by (used in) operating activities	3,066	(18,108)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,150)	(1,064)
Sale of marketable securities	—	35,291
Purchase of marketable securities	—	(19,943)

Net cash and cash equivalents (used in) provided by investing activities	(2,150)	14,284

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(5,000)	5,000
Payments on insurance financing	(758)	—
Proceeds from exercise of stock options and warrants	2,419	1,226
Payment of cash dividend	—	(689)

Net cash and cash equivalents (used in) provided by financing activities	(3,339)	5,537

Effect of exchange rate changes on cash and cash equivalents	(103)	31

(Decrease) increase in cash and cash equivalents	(2,526)	1,744
Cash and cash equivalents at beginning of period	8,272	6,140

Cash and cash equivalents at end of period	$5,746	$7,884

Supplemental cash flow disclosure:
Cash and cash equivalents paid during the period for:
Interest	$362	$190

Taxes	$131	$—

Non-cash investing and financing activities:
Leasehold improvements capitalized and paid by landlord	$569	$—

Common stock issued for legal settlement	$—	$3,446

Common stock issued for Diodem patents	$—	$530

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion 20 and FASB Statement No. 3. This statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period consolidated financial statements. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is evaluating the impact of the interpretation on its consolidated financial statements and will adopt the provisions of this interpretation in fiscal year 2007.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB 108 effective during the fourth quarter of 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of FAS 157 will materially impact its financial position and consolidated results of operations.

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

On December 16, 2005, the Board of Directors and the Compensation Committee approved accelerating the exercisability of 1,337,500 unvested stock options outstanding under our 2002 Stock Incentive Plan, effective as of December 16, 2005. The options were held by employees, including executive officers, and have a range of exercise prices of $5.98 to $14.36 per share. The closing price per share of the Company’s common stock on December 16, 2005, the last trading day before effectiveness of the acceleration, was $7.95. In order to prevent unintended personal benefits, shares of the Company’s common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the expiration of such original vesting period.

Effective January 1, 2006, the Company adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. Prior to the adoption of FAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or “APB”, Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin 107, (“SAB 107”), regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of FAS 123R.

Under the modified prospective transition method, the provisions of FAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in the first nine months of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

During the three and nine months ended September 30, 2006, the Company recognized compensation costs related to stock options of $364,000 and $893,000, respectively, which is included in general and administrative expenses. The net impact to earnings for the three and nine months ended September 30, 2006 was $0.02 per diluted share and $0.04 per diluted share, respectively. During the three and nine months ended September 30, 2005, the Company recognized compensation cost related to stock options of $0 and $189,000, respectively.

Prior to January 1, 2006, the Company measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed under APB 25 and related interpretations, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123. Reported and pro forma earnings per share information for the three and nine months ended September 30, 2005 are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net loss	$(5,231)	$(16,284)
Add: Stock-based employee compensation expense included in net loss	—	189
Deduct: Total stock-based employee compensation expense, net of tax	(863)	(2,900)

Pro-forma net loss	$(6,094)	$(18,995)

Basic and diluted net loss per share:
Reported	$(0.23)	$(0.71)
Proforma	$(0.26)	$(0.83)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Expected term (years)	4.58	N/A	*	4.14	4.00
Volatility	55%	N/A	*	57%	63%
Annual dividend per share	$0.00	N/A	*	$0.00	$0.06
Risk free interest rate	4.97%	N/A	*	4.83%	3.72%
Weighted average fair value	$3.51	N/A	*	$4.07	$4.17
Forfeiture rate	28%	N/A	**	28%	N/A **

*	There were no stock option grants during the three months ended September 30, 2005, so the factors for the assumptions are shown as “Not Applicable.”

**	Not a required assumption under FAS 123.

A summary of option activity under our stock option plans for the nine months ended September 30, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Options outstanding at December 31, 2005	4,311,000	$6.74
Plus: Options granted	456,000	$8.31
Less:
Options exercised	(415,000)	$5.83
Options canceled or expired	(540,000)	$9.10

Options outstanding at September 30, 2006	3,812,000	$6.70	6.1	$4,960,000

Options exercisable at September 30, 2006	3,314,000	$6.49	5.6	$4,948,000

Cash proceeds and the intrinsic value related to stock options exercised are provided in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Proceeds from stock options exercised	$1,799	$920	$2,419	$1,226
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$588	$442	$1,071	$1,003

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

A summary of the status of the Company’s unvested options as of December 31, 2005, and changes during the nine months ended September 30, 2006, is presented below:

Unvested Options	Options	Weighted- Average Grant- Date Fair Value ($)
Unvested options at December 31, 2005	421,000	3.94
Granted	456,000	4.13
Vested	(272,000)	4.10
Forfeited	(107,000)	3.84

Unvested options at September 30, 2006	498,000	4.05

As of September 30, 2006, the unrecognized stock-based compensation expense related to non-vested options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately three years. The total fair value of options that vested during the three and nine month periods ended September 30, 2006 were $484,000 and $1,114,000, respectively, and for the three and nine month periods ended September 30, 2005 were $814,000 and $2,909,000, respectively. The Company issues new shares of common stock upon the exercise of stock options.

Net Loss Per Share—Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.

Stock options and warrants totaling 3,893,000, and 3,742,000 shares were not included in the diluted loss per share amounts for the three and nine months ended September 30, 2006 and September 30, 2005, respectively, as their effect would have been anti-dilutive.

	Three Months Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)
	2006	2005	2006	2005
Weighted average shares outstanding—basic	23,580	23,150	23,394	22,984
Dilutive effect of stock options and warrants	—	—	—	—

Weighted average shares outstanding—diluted	23,580	23,150	23,394	22,984

NOTE 4—INVENTORY, NET

The inventory is valued at the lower of cost or market (determined by the first-in, first-out method). Inventory is comprised of the following (in thousands):

	September 30, 2006 (unaudited)	December 31, 2005
Raw materials	$2,181	$3,116
Work-in-process	721	1,542
Finished goods	3,165	3,965

	$6,067	$8,623

Inventory is net of the allowance for excess and obsolete inventory of $683,000 and $573,000 at September 30, 2006 and December 31, 2005, respectively. Effective January 1, 2006, the Company adopted FAS 151 Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (FAS 151), which requires that abnormal amounts of idle facility expenses, freight, handling costs and wasted material be recognized as current period charges. The standard also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. The adoption of this standard on the Company’s consolidated financial results of operations was immaterial.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, is comprised of the following (in thousands):

	September 30, 2006 (unaudited)	December 31, 2005
Land	$303	$283
Building	833	778
Leasehold improvements	937	279
Equipment and computers	4,195	3,271
Furniture and fixtures	933	1,018
Construction in progress	121	77

	7,322	5,706
Accumulated depreciation and amortization	(2,046)	(1,879)

Property, plant and equipment, net	$5,276	$3,827

Depreciation expense was $360,000 and $1,287,000 for the three and nine months ended September 30, 2006 and $209,000 and $557,000 for the three and nine months ended September 30, 2005. Depreciation expense for the nine months ended September 30, 2006 includes approximately $400,000 of accelerated depreciation resulting from the abandonment of certain equipment, furniture and fixtures and computer related equipment in connection with the Company’s move to a new leased facility in April 2006. Additionally, leasehold improvements include $569,000 of tenant improvements that were paid by the landlord in connection with the new facility lease.

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

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company believes that no event has occurred that would trigger an impairment of these intangible assets. The Company recorded amortization expense of $90,000 and $273,000 respectively, for the three and nine months ended September 30, 2006, and $93,000 and $268,000, respectively, for the same periods in 2005. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2006 (unaudited)				As of December 31, 2005
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4 to 10 years)	$1,814	$(724)	$—	$1,090	$1,814	$(532)	$—	$1,282
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(357)	—	236	593	(276)	—	317

Total	$3,455	$(1,150)	$(747)	$1,558	$3,455	$(877)	$(747)	$1,831

Goodwill (indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30, 2006 (unaudited)	December 31, 2005
Payroll and benefits	$1,920	$2,808
Warranty	2,151	1,211
Sales tax	516	667
Amounts due to customers	61	638
Deferred rent credit	513	—
Accrued professional services	879	1,192
Accrued insurance premiums	88	911
Other	723	1,185

Accrued liabilities	$6,851	$8,612

Changes in the product warranty accrual, including expenses incurred under the Company’s initial and extended warranties, for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warranty accrual, beginning balance	$1,656	$971	$1,211	$911
Provision for estimated warranty cost	1,367	769	3,606	2,559
Warranty expenditures-initial and extended	(872)	(769)	(2,666)	(2,499)

Warranty accrual, ending balance	$2,151	$971	$2,151	$971

NOTE 8—BANK LINE OF CREDIT AND DEBT

On September 28, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (the “Lender”) which replaced the loan agreement previously held with Bank of the West (“BOW”). During the third quarter, the Company paid off all outstanding loans and related interest due to BOW. Under the Loan Agreement, the Lender agreed to extend a revolving loan (the “Revolving Line”) to the Company in the maximum principal amount of $10.0 million. Advances under the Revolving Line may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2008 (the “Maturity Date”), but can be extended by the Company for an additional year upon Lender approval. The Company’s obligations under the Loan Agreement bear interest on the outstanding daily balance thereof at one of the following rates, to be selected by the Company: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of the Company’s obligations under the Loan Agreement, the Company granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property).

The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for the Company, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in the Company’s location or name, or replace its CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of the Company held by the bank, or sell the Collateral. The Company was in compliance with such financial covenants as of September 30, 2006.

As of September 30, 2006, no amounts were outstanding under the Loan Agreement and the Lender waived the minimum cash amount at Lender covenant of $6.0 million as of this date.

Certain subsidiaries of the Company have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of the obligations of the Company under the Loan Agreement.

In December 2005, the Company financed $911,000 of insurance premiums payable in ten equal monthly installments of approximately $93,000 each, including a finance charge of 4.99%. As of September 30, 2006 and December 31, 2005, the Company had approximately $93,000 and $911,000, respectively, remaining as outstanding. Such amount is included in accrued liabilities on the consolidated balance sheets.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Deferred Revenue

On June 28, 2006, the Company entered into a binding letter agreement with The Procter & Gamble Company, or P&G, evidencing the formation of a strategic relationship. The binding letter agreement sets forth the terms and conditions under which the parties will negotiate a definitive agreement formalizing P&G’s acquisition of certain exclusive rights from us in exchange for certain cash payments by P&G. The letter also sets forth the agreed-upon key terms and conditions that will be incorporated into the definitive agreement. Upon execution of the binding letter agreement, P&G paid the Company $3.0 million for the rights and licenses which is included in deferred revenue on the consolidated balance sheets as of September 30, 2006. In the event of a breach or termination of the binding letter agreement or, once executed, the definitive agreement, P&G may require us to refund certain payments made to us under the agreement, including the $3.0 million payment.

On August 8, 2006, the Company entered into a License and Distribution Agreement (the “Agreement”) with Henry Schein, Inc. (“HSIC”) pursuant to which the Company granted HSIC the exclusive right to distribute the Company’s complete line of dental laser systems, accessories and services in the United States and Canada. The Company also granted to HSIC a right of first refusal to distribute and service, in the United States and Canada, certain additional future products as they are developed. The Company retained the right to distribute its dental laser systems, accessories and services outside of the United States and Canada.

Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million which was recorded in deferred revenue on the consolidated balance sheets. Such license fee is being amortized over three years of which approximately $139,000 was recognized in net revenue during the three and nine months ended September 30, 2006. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the first three-year period. If HSIC has not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, the Company will have the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products itself), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. The Company maintains the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.

Litigation

In August 2004, the Company and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, management believes they have meritorious defenses to these actions and intends to vigorously defend them. As of September 30, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, the Company recorded a patent infringement legal settlement charge of approximately $349,000 in the nine months ended September 30, 2006. In July 2006, the Company released these shares from escrow. The common stock issued, the escrow shares of common stock, and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents.

The Company determined the fair value of the warrants, which totaled $443,000 using the Black-Scholes model with the following assumptions:

Term	5 years
Volatility	67%
Annual dividend per share	$0.00
Risk-free interest rate	3.73%

The warrants and common stock were issued in January 2005.

From time to time, the Company is involved in other legal proceedings incidental to its business, but at this time the Company is not party to any other litigation that management believes is material to its business.

Securities and Exchange Commission Inquiry

Following the restatement of the Company’s financial statements in September 2003, the Company received in late October 2003, and subsequently in 2003 and 2004, informal requests from the Securities and Exchange Commission, or SEC, to voluntarily provide information relating to the restatement. The Company has provided information to the SEC and intends to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the SEC has not advised the Company when its inquiry may be concluded, and the Company is unable to predict the outcome of this inquiry.

NOTE 10—STOCKHOLDERS’ EQUITY

In August 2005, the Company’s Board of Directors voted to discontinue its dividend policy of paying a cash dividend of $0.01 per share every other month which the Board of Directors had adopted in July 2004.

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. For the three and nine months ended September 30, 2006, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 5% and 10%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 30% and 29%, respectively, of net revenue. For the three and nine months ended September 30, 2005, sales in EMEA accounted for approximately 11% and 10%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 17% and 18%, respectively, of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$11,139	$8,447	$30,301	$31,043
Europe, Middle East and Africa	908	1,291	5,294	4,347
Canada, Asia, Latin America, and Pacific Rim	5,019	1,917	14,258	7,632

	$17,066	$11,655	$49,853	$43,022

NOTE 12—CONCENTRATIONS

Revenue from the Company’s Waterlase system, its principal product, comprised 84% and 81% of net revenue for the three and nine months ended September 30, 2006, respectively, and 78% and 83% of net revenue, respectively, for the same periods of 2005. The Company’s Diode system comprised 3% and 6% of net revenue for the three and nine months ended September 30, 2006, respectively, and 9% and 9%, for the same periods of 2005, respectively. Many dentists finance their purchases through third-party leasing companies. In these transactions, the leasing company is the purchaser. One third-party leasing company, National Technology Leasing Corporation (“NTL”), generated net revenue of approximately 16% and 22%, for the three and nine months ended September 30, 2006, respectively, and 33% and 32%, for the same periods of 2005, respectively. Account receivable concentrations from sales to NTL as of September 30, 2006 and December 31, 2005 were $0.1 million and $0.9 million respectively. As previously discussed in Note 9 – Commitments and Contingencies – effective September 1, 2006, HSIC became the Company’s exclusive distributor for the United States and Canada. As a result, all future United States and Canada sales will be made to HSIC. Accounts receivable concentrations from sales to HSIC totaled approximately $4.8 million at September 30, 2006, of which 99% was collected by the Company in October 2006. There was one other customer, an international distributor, that accounted for greater than 10% of net revenue for the three and nine months ended September 30, 2006. No other distributor or customer accounted for more than 10% of net revenue for the three and nine months ended September 30, 2006 and 2005.

The Company maintains its cash and cash equivalents accounts with established commercial banks. Such account balances often exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each customer. At September 30, 2006, the Company held short-term investments in U.S. treasury securities with a fair market value of $9.9 million and other uninsured deposits of $5.6 million.

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

NOTE 13—COMPREHENSIVE INCOME (LOSS)

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(1,007)	$(5,231)	$(5,727)	$(16,284)
Other comprehensive income (loss) items:
Unrealized gain (loss) on marketable securities	68	(49)	86	(91)
Foreign currency translation adjustments	112	15	(33)	(25)

Comprehensive loss	$(827)	$(5,265)	$(5,674)	$(16,400)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations for a number of reasons including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

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

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that HSIC has achieved its minimum purchase requirements. We intend to augment the activities of HSIC in the United States and Canada with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of HSIC in selling our products. Effective September 1, 2006, nearly all of our domestic sales were made through HSIC and we expect this to continue for the foreseeable future. We cannot assure you that HSIC will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

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

Revenue recognition. Effective September 1, 2006, nearly all of our domestic sales are to HSIC; prior to this date, we sold our products directly to customers through our direct sales force. Internationally, we sell products through direct sales representatives and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured.

We apply Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diode systems include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Deferred revenue attributable to the undelivered elements, primarily training and installation, are included in deferred revenue when the product is shipped and are recognized when the related service is performed.

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

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount earned based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been consistent with amounts historically reported by the licensees.

Accounting for Stock-Based Payments. Effective January 1, 2006, we adopted the provisions of Financial Accounting Standard 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. Prior to the adoption of FAS 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby we recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of FAS 123R.

Under the modified prospective transition method, the provisions of FAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in the first nine months of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Valuation of Accounts Receivable. We maintain an allowance for uncollectible accounts receivable to account for the risk of extending credit to customers. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service and finance personnel. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

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

Valuation of Long-Lived Assets. Property, plant and equipment, and certain intangibles with finite lives are depreciated or amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. We monitor events and changes in circumstances which could indicate that the carrying balances of long-lived assets may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2006 and updated through September 30, 2006, and concluded there has been no further impairment in trade names and no impairment in goodwill.

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

Income Taxes. We estimate our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or tax planning strategies. If we conclude that our deferred tax assets are more likely than not to be realized (a probability level of more than 50%), a valuation allowance is not recorded.

Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations

The following table presents our results of operations as percentages of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.5	54.5	50.0	51.3

Gross profit	50.5	45.5	50.0	48.7

Other income, net	—	0.1	—	0.1

Operating expenses:
Sales and marketing	31.8	52.0	34.7	42.9
General and administrative	16.8	27.9	18.1	30.8
Engineering and development	8.6	10.3	8.1	12.3
Patent infringement legal settlement	(0.1)	—	0.7	—

Total operating expenses	57.1	90.2	61.6	86.0

Loss from operations	(6.6)	(44.6)	(11.6)	(37.2)
Non-operating gain (loss), net	0.5	(0.1)	0.2	(0.3)

Loss before income taxes	(6.1)	(44.7)	(11.4)	(37.5)
Income tax (benefit) provision	(0.2)	0.3	0.1	0.4

Net loss	(5.9)%	(45.0)%	(11.5)%	(37.9)%

Three months ended September 30, 2006 and 2005

Net Revenue. Net revenue was $17.1 million for the quarter ended September 30, 2006 versus $11.7 million for the quarter ended September 30, 2005. The increase of $5.4 million, or 46%, resulted from an increase in both laser system revenue and non-system revenue such as sales of service contracts and peripherals, including handpieces and laser tips. Sales of our Waterlase systems comprised approximately 84% and 78% of net revenue, and sales of our Diode systems comprised approximately 3% and 9% of net revenue, for the quarters ended September 30, 2006 and 2005, respectively. We expect that sales of our Waterlase systems will continue to account for the majority of our net revenue.

Domestic revenue for the quarter ended September 30, 2006 increased by 32% to $11.2 million, as compared with $8.5 million for the quarter ended September 30, 2005. This was the first quarterly year-over-year growth in domestic revenue since the first quarter of 2005. The increase in domestic revenue resulted primarily from increased sales of our Waterlase MD systems, including purchases by certain HSIC regional centers for their logistical needs. Excluding these regional centers’ purchases, domestic sales of Waterlase MD systems increased by approximately 21% over the third quarter of 2005. International revenue for the quarter ended September 30, 2006 increased by 84% to $5.9 million, as compared with $3.2 million for the quarter ended September 30, 2005.

Gross Profit. Gross profit for the quarter ended September 30, 2006 was $8.6 million, or 50% of net revenue, an increase of $3.3 million, as compared with gross profit of $5.3 million, or 46% of net revenue, for the quarter ended September 30, 2005. The improvement in gross profit as a percentage of net revenue resulted primarily from comparatively lower production costs and inventory reserve provisions, partially offset by increases in total warranty related expenses and expenses related to customer training programs.

Operating Expenses. Operating expenses for the quarter ended September 30, 2006 were $9.7 million, or 57% of net revenue, a $0.8 million decrease, as compared with $10.5 million, or 90% of net revenue, for the quarter ended September 30, 2005. The decrease was driven mainly by lower spending on payroll related costs and audit, legal and compliance costs described below under General and Administrative Expense and by lower payroll related costs and convention costs described below under Sales and Marketing Expense.

Sales and Marketing Expense. Sales and marketing expenses for the quarter ended September 30, 2006 decreased by $0.7 million, or approximately 10%, to $5.4 million, or 32% of net revenue, as compared with $6.1 million, or 52% of net revenue, for the quarter ended September 30, 2005. The decrease related primarily to a reduction in domestic payroll related costs and convention costs partially offset by sales and marketing expenses for our new subsidiaries in Australia and New Zealand.

General and Administrative Expense. General and administrative expenses for the quarter ended September 30, 2006 decreased by $0.4 million, or 12%, to $2.9 million, or 17% of net revenue, as compared with $3.3 million, or 28% of net revenue, for the quarter ended September 30, 2005. The decrease in general and administrative expenses resulted primarily from reduced spending on audit, legal and compliance fees, consulting fees, temporary labor and reduced personnel related costs, partially offset by the recording of $0.4 million in stock option compensation expense. Spending on the aforementioned items in the quarter ended September 30, 2005 was substantially higher because of activities associated with the delayed 2004 and 2005 financial statement filings, as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act.

Engineering and Development Expense. Engineering and development expenses for the quarter ended September 30, 2006 increased by $0.3 million, or 23%, to $1.5 million, or 9% of net revenue, as compared with $1.2 million, or 10% of net revenue, for the quarter ended September 30, 2005. The increase was primarily related to increases in patent legal fees and new product development expenses partially offset by a decrease in payroll related costs.

Patent Litigation Settlement. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. At March 31, 2006, we determined it was more than probable that these shares would be released from escrow and accordingly, we recorded a net $0.4 million charge based on the fair market value of our common stock of $9.55 as of March 31, 2006. In the quarter ended June 30, 2006, we favorably adjusted the charge by $52,000 based upon the fair market value of our common stock of $8.40 per share as of June 30, 2006. On July 14, 2006, we released these shares from escrow and accordingly favorably adjusted the charge by an additional $31,000 based upon the fair market value of our common stock of $7.71 per share as of July 14, 2006.

Non-Operating Gain (Loss)

The $0.1 million improvement in non-operating gain (loss) resulted primarily from a reduction in interest expense because of the pay down of our line of credit in July 2006 together with an improvement in net gain (loss) on foreign currency transactions. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, Australian dollar and New Zealand dollar, which are the only non-U.S. dollar denominated currencies in which we have transacted material business.

Income Taxes. We recorded an income tax benefit of $33,000 for the quarter ended September 30, 2006, compared to an income tax provision of $29,000 for the quarter ended September 30, 2005. As of September 30, 2006, the valuation allowance for our net deferred tax assets was $28.0 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.

Nine months ended September 30, 2006 and 2005

Net Revenue. Net revenue was $49.9 million for the nine months ended September 30, 2006, an increase of $6.9 million or 16%, compared to $43.0 million for the nine months ended September 30, 2005. Both laser system revenue and non-system revenue increased in the nine months ended September 30, 2006 compared to the same period in 2005. The increase in non-laser system revenue resulted primarily from the recognition in the 2006 period of approximately $0.8 million in revenue previously recorded as a deferred revenue obligation that was subsequently released by our customers, as well as increased sales of extended warranty packages and peripherals, such as handpieces and laser tips. Sales of our Waterlase systems comprised approximately 81% and 83% of net revenue and sales of our Diode systems comprised approximately 6% and 9% of net revenue for the nine months ended September 30, 2006 and 2005, respectively.

Domestic revenue for the nine months ended September 30, 2006 decreased by 2% to $30.3 million, as compared with $31.0 million for the nine months ended September 30, 2005. Effective September 1, 2006, nearly all of our domestic sales were made to HSIC, some of which represented purchases by certain HSIC regional centers for their logistical needs. International revenue for the nine months ended September 30, 2006 increased by 63% to $19.6 million, as compared with $12.0 million for the nine months ended September 30, 2005.

Gross Profit. Gross profit for the nine months ended September 30, 2006 was $24.9 million, or 50% of net revenue, an increase of $3.9 million, as compared with gross profit of $21.0 million, or 49% of net revenue, for the nine months ended September 30, 2005. Gross profit as a percentage of net revenue in the nine months ended September 30, 2006 benefited from comparatively lower production costs and inventory reserve provisions, as well as the recognition of approximately $0.8 million of deferred revenue obligation that was released by the customers. However, this benefit was mostly offset by the unfavorable effects of an increased proportion of lower margin international sales and an increase in total warranty related expenses.

Operating Expenses. Operating expenses for the nine months ended September 30, 2006 were $30.7 million, or 62% of net revenue, a $6.3 million decrease as compared with $37.0 million, or 86% of net revenue, for the nine months ended September 30, 2005. The decrease was driven mainly by lower spending on payroll related costs and audit, legal and compliance costs described below under General and Administrative Expense, lower payroll related costs and convention costs described below under Sales and Marketing Expense and the absence of costs comparable to the first quarter of 2005 purchase of the SurgiLight license described below under Engineering and Development Expense.

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2006 decreased by $1.2 million, or approximately 6%, to $17.3 million, or 35% of net revenue, as compared with $18.5 million, or 43% of net revenue, for the nine months ended September 30, 2005. The decrease related primarily to a reduction in domestic sales payroll related costs including commissions and reduced convention costs, partially offset by sales and marketing expenses for our new subsidiaries in Australia and New Zealand.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2006 decreased by $4.2 million, or 32%, to $9.0 million, or 18% of net revenue, as compared with $13.2 million, or 31% of net revenue, for the nine months ended September 30, 2005. The decrease in general and administrative expenses resulted primarily from reduced spending on audit, legal and compliance fees, consulting fees, temporary labor and reduced personnel related costs, partially offset by the recording of $0.9 million in stock option compensation expense. Spending on the aforementioned items in the nine months ended September 30, 2005 was substantially higher because of activities associated with the delayed 2004 and 2005 financial statement filings, as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act.

Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2006 decreased by $1.3 million, or 24%, to $4.0 million, or 8% of net revenue, as compared with $5.3 million, or 12% of net revenue, for the nine months ended September 30, 2005. The decrease was primarily related to the $2.0 million purchase of the SurgiLight license in the first quarter of 2005, including transaction costs of $0.2 million, partially offset by increased patent legal fees and new product development expenses.

Patent Litigation Settlement. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. Accordingly, we recorded a $0.3 million charge based on the fair market value of our common stock of $7.71 per share on July 14, 2006, the date we released these shares from escrow.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions. We realized a $0.2 million gain on foreign currency transactions for the nine months ended September 30, 2006, compared to a loss of $0.3 million for the nine months ended September 30, 2005 due to the changes in exchange rates between the U.S. dollar and the Euro. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of the Euro, Australian dollar and New Zealand dollar, which are the only non-U.S. dollar denominated currencies in which we have transacted material business.

Interest Income. Income from interest earned on our cash and cash equivalents and short-term investments balances was approximately $0.3 million for the nine months ended September 30, 2006, compared to $0.5 million for the nine months ended September 30, 2005. The decrease is due to a lower average cash and cash equivalents balance partially offset by an increase in short-term investment interest rates.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $0.4 million as compared to $0.2 million for the nine months ended September 30, 2005. The increase in our interest expense for the nine months ended September 30, 2006, compared to the same period in 2005, was caused by a combination of the higher average outstanding balance on our line of credit and a rise in short-term interest rates.

Income Taxes. An income tax provision of approximately $0.1 million was recorded for the nine months ended September 30, 2006, compared to approximately $0.2 million recorded for the nine months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, we had approximately $12.6 million in net working capital, a decrease of $0.2 million from $12.8 million at December 31, 2005. Our principal source of liquidity at September 30, 2006 consisted of our cash and cash equivalents balance of $5.7 million, marketable securities of $9.9 million and a new $10.0 million revolving bank line of credit with Comerica Bank (the “Lender”). Advances under the new revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2008, but can be extended by the Company for an additional year upon Lender approval. Our obligations under the new line bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of the Company’s obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.

The new line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The new line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The new line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the new line, set-off obligations under the new line against any of our balances or deposits held by the Lender, or sell the collateral. We had no outstanding balance on our line of credit at September 30, 2006.

In the nine months ended September 30, 2006, our operating activities generated cash of approximately $3.1 million, which included a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement and a separate one-time payment from HSIC of $5.0 million which is being amortized over three years. Both amounts have been recorded in deferred revenue. During the three and nine months ended September 30, 2006, approximately $0.1 million of the HSIC license fee has been recognized in net revenue. In the event of a breach or termination of the binding letter agreement or, once executed, the definitive agreement, P&G may require us to refund certain payments made to us under the agreement, including the $3.0 million payment. We cannot assure you that we will not have to return all or a portion of the $3.0 million payment to P&G. Significant changes in operating assets and liabilities as reported in our cash flow included: accounts receivable increase of $2.4 million before the change in allowance for doubtful accounts; inventory decrease of $2.4 million; and accounts payable and accrued liabilities decrease of $3.8 million.

On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of September 30, 2006 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2006 for the years ending as indicated below (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years	Total
Operating leases	$736	$1,219	$956	$—	$2,911
SurgiLight agreement	25	50	25	—	100
Insurance premium financing	88	—	—	—	88
Facility Fee	30	—	—	—	30

Total	$879	$1,269	$981	$—	$3,129

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

Our revenue in international markets is denominated in local currency. As a result, an increase in the relative value of the dollar to the foreign currencies would lead to less income from revenue denominated in these foreign currencies, unless we increase prices, which may not be possible due to competitive conditions. Additionally, since expenses relating to our operations in Australia, Germany and New Zealand are paid in their respective foreign currencies, an increase in the values of such currencies relative to the dollar would increase the expenses associated with those operations and reduce our earnings. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may elect to enter into such arrangements in the future. For foreign currency exposures existing at September 30, 2006, a 10% unfavorable movement in the foreign exchange rates for each currency in which we operate would expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in a money market account or certificate of deposits and U.S. treasury securities in which there is minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were not effective because of the material weakness described below.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2005, we disclosed management’s assessment that our internal control over financial reporting contained a material weakness with respect to the controls over the recording of inventory transactions and the valuation of our inventory. The assessment by our management as of September 30, 2006 was that while we have taken actions to address this material weakness, such measures have not been sufficient to effectively remediate the noted weakness. As a result, we believe a material weakness still exists in this area. To address the material weakness, we continue to implement the remediation measures identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005. Except for the implementation of these remedial measures, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In August 2004, the Company and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that the Company would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, management believes they have meritorious defenses to these actions and intends to vigorously defend them. As of September 30, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, the Company recorded a patent infringement legal settlement charge of approximately $349,000 in the nine months ended September 30, 2006. In July 2006, the Company released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that management believes is material to our business.

ITEM 1A.	RISK FACTORS.

Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and our Quarterly Reports filed on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, all of which were filed with the Securities and Exchange Commission and describe the various risks and uncertainties to which we are or may become subject. At September 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1+	License And Distribution Agreement dated as of August 8, 2006 by and among Biolase Technology, Inc. and Henry Schein, Inc.

10.2	Loan and Security Agreement entered into as of September 28, 2006, by and between Comerica Bank and Biolase Technology, Inc. (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.3	Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition Corp. for the benefit of Comerica Bank under the Loan Agreement. (Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.4	Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition II Inc. for the benefit of Comerica Bank under the Loan Agreement. (Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006)

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2006

BIOLASE TECHNOLOGY, INC.,
a Delaware corporation

By:	/s/ JEFFREY W. JONES
Jeffrey W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer)