Form 10-Q/A
period 2006-09-30
BIOLASE TECHNOLOGY INC
filed 2006-12-01
CIK 811240

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (“Form 10-Q/A”) is being filed for the purpose of amending Item 5 of Part II, “Other Information,” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, to include certain disclosures regarding executive compensation. Correspondingly, we are also amending Item 6 of Part II to include the certifications of our Principal Executive Officer and Principal Financial Officer required in connection with this Form 10-Q/A. This amendment has not resulted in any changes to our previously reported financial results.

Except as described above, no attempt has been made in this Form 10-Q/A to amend or update other disclosures presented in this Form 10-Q/A. Therefore, this Amendment does not reflect events occurring after the filing of the original Form 10-Q filing on November 8, 2006, or amend or update those disclosures, or related exhibits, affected by subsequent events.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

In July 2006 and August 2006, the Compensation Committee (the “Committee”) of our Board of Directors approved an increase in the annual base salary of Jeffrey W. Jones, our President and Chief Executive Officer, from $250,000 per year to $300,000 per year, and an increase in the annual base salary of Keith G. Bateman, our Executive Vice President, Global Sales and Marketing, from $175,000 per year to $220,000 per year, in each case effective as of July 2006. The Committee also increased Mr. Jones’ total potential performance-based bonus amount to $175,000, of which $50,000 is guaranteed. The actual amount of the bonus will be determined at the discretion of the Committee upon its review and analysis of various criteria. Mr. Bateman is eligible to receive a bonus targeted at $100,000 and calculated based upon the Company’s achievement of certain sales targets.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1+	License And Distribution Agreement dated as of August 8, 2006 by and among Biolase Technology, Inc. and Henry Schein, Inc.

10.2	Loan and Security Agreement entered into as of September 28, 2006, by and between Comerica Bank and Biolase Technology, Inc. (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.3	Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition Corp. for the benefit of Comerica Bank under the Loan Agreement. (Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.4	Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition II Inc. for the benefit of Comerica Bank under the Loan Agreement. (Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006)

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

+	Confidential treatment requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 1, 2006

BIOLASE TECHNOLOGY, INC.,
a Delaware corporation

By:	/s/ JEFFREY W. JONES
Jeffrey W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer)