Form 10-K
period 2006-12-31
BIOLASE TECHNOLOGY INC
filed 2007-03-16
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $169,858,399 on June 30, 2006, based on the closing price per share of $8.40 for the registrant’s common stock as reported on the NASDAQ Stock Market LLC on such date.

As of March 14, 2007, there were 23,800,814 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

BIOLASE®, Millennium®, Pulsemaster® and Waterlase® are registered trademarks of Biolase Technology, Inc., and LaserSmile™, Diolase Plus™, Comfort Jet™, ezlase™, HydroPhotonics™, LaserPal™, MD Flow™, YSGG™, Soft Touch™, Waterlase MD™, HydroBeam™, SensaTouch™ and Oculase™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

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

PART I

Item 1.    Business

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principle products are dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We offer two categories of laser system products: our Waterlase systems and our Diode systems.

Waterlase systems.    Our Waterlase systems use a patented combination of water and laser to perform most dental procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We refer to our patented interaction of water and laser as YSGG Laser HydroPhotonics. In October 2004, we launched our newest generation Waterlase system, the Waterlase MD. The Waterlase MD has a broad range of clinical capabilities both in dentistry and other medical disciplines. We designed the Waterlase MD to provide the clinical benefits dentists’ desire, while also providing the comfort sought by patients. Advanced capabilities and new features coupled with innovative, ergonomic styling and design are part of our proprietary MD technology platform.

Diode systems.    We also offer a line of Diode laser systems which use a semiconductor diode laser to perform soft tissue and cosmetic procedures, including teeth whitening. Our Diode systems serve the growing markets of cosmetic and hygiene procedures. During 2006, we offered the DioLase Plus diode laser system and the LaserSmile diode laser system. The DioLase Plus is a an entry-level, cosmetic, soft tissue and periodontal laser which has many cosmetic and soft tissue applications, including: soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by bacteria penetration of the pocket lining and junctional epithelium. The LaserSmile diode laser system can be used to perform the same soft tissue and cosmetic procedures as the DioLase Plus system, but adds the capability of performing teeth whitening procedures. In early 2007, we received FDA 510(k) clearance for and launched the new ezlase diode laser system.

We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase systems in Japan. Since 1998, we have sold approximately 5,500 Waterlase systems, including over 1,900 Waterlase MD systems, and over 7,000 laser systems in total in over 50 countries.

We believe there is a large market for our products in the United States and internationally. According to the American Dental Association, or ADA, there are over 160,000 practicing dentists in the United States. According to the World Federation of Dentistry, an international dental organization, there are at least 700,000 dentists worldwide, and we believe that a substantial percentage of them practice in major international markets outside the United States. The use of lasers in dentistry is growing. However, we believe only a small percentage of dentists currently use laser systems, and that there is a significant opportunity to increase sales of our products worldwide.

Our goal is to establish our laser systems as essential tools in dentistry and to continue to build a leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our laser systems, particularly our Waterlase systems. In 2002, we founded the World Clinical Laser Institute, an association that includes prominent dental industry leaders, to formalize our efforts to educate and train dentists and surgeons in laser dentistry. We participate in numerous other symposia and dental industry events to stimulate demand for our products. We have also developed numerous relationships with dental schools, research facilities and dental institutions, in the United States and internationally, which use our products for education and training. We believe this will expand awareness of our products among new generations of dental professionals.

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

Industry Background

General

We estimate that more than 200 million hard tissue procedures are performed annually in the United States. Hard tissue procedures include cavity preparation, inlays, crowns, root canals and other procedures involving bone or teeth. The survey also indicated that more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include gum line alteration, gum grafts and other procedures involving soft dental tissue. According to statistics compiled by the ADA, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists, and the rest are performed by oral surgeons, periodontists and other specialists.

The ADA estimates that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral disease. According to the ADA, annual expenditures in the United States in 2005 for dental treatment costs were $84.1 billion and are expected to increase to approximately $146.9 billion by 2014.

We believe there is a growing awareness among consumers of the value and importance of a healthy smile. As such, the dental industry has entered an era of growth and consideration of advanced technologies that allow dentists to perform simple or complex cosmetic dental procedures with minimal trauma, patient acceptance and clinically superior results. We believe our product offering corresponds with this trend, and we expect incremental growth from these pressures in the marketplace.

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

Air Abrasion Systems.    Air abrasion systems were introduced as an alternative to the high speed drill for hard tissue procedures. Air abrasion systems blow a powerful air stream of aluminum oxide particles to erode hard tissue and remove the harder forms of decay. Air abrasion can be effective for repairing cracks and discolorations, cleaning out pits and fissures, preparing cavities to be filled with composites and preparing tooth surfaces for bonding. However, air abrasion is not suitable for a variety of hard tissue procedures and cannot be used on or near soft tissue. In addition, the use of air abrasion is time consuming and scatters particles that can be inhaled by patients and staff, as well as damage equipment and instruments. Due to these limitations, we believe the popularity of these systems has declined.

Electrosurge Systems.    Electrosurge systems use an electrical spark that simultaneously cuts and cauterizes soft tissue, resulting in less bleeding than occurs with scalpels. However, electrosurge can deeply penetrate the soft tissue, which can result in unwanted damage to surrounding tissue, and is generally less precise than lasers. Electrosurge is also not suitable for hard tissue procedures and, due to the depth of penetration, generally requires use of anesthesia and involves a lengthy healing process. Use of electrosurge is generally restricted from the areas near metal fillings and dental implants. Finally, electrosurge generally cannot be used with patients with implanted pacemakers and defibrillators.

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

Our Solution

We believe the potential for increased patient satisfaction, improved outcomes and enhanced practice profitability that can be achieved through use of our products will position our laser systems as the instruments of choice among practitioners and patients for a broad range of dental procedures. We have developed our laser systems and related products specifically for the dental market to more effectively perform a broad range of dental procedures. We believe the skill level and dexterity necessary to operate our laser systems are similar to those necessary to operate conventional drills and other dental equipment. Our laser systems also have the advantage of being able to perform procedures in narrow spaces where access by conventional instruments often is limited. Our systems are intended to complement traditional tools, such as dental drills, which perform functions that our systems do not address, such as cutting metal fillings and certain polishing and grinding functions.

Our Waterlase systems precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue and dental structure. Our Diode systems are designed to complement the Waterlase systems, and are used in soft tissue procedures and cosmetic applications. The Diode systems, together with our Waterlase systems, offer practitioners a broad product line with a range of features and price points.

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

Benefits to Dental Professionals

•

Additional procedures through increased efficiency.    Our systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. An advantage of the Waterlase system is that it can be used to perform cavity preparations in multiple quadrants. In contrast, many dentists using high speed drills may not perform cavity preparations in more than one quadrant per visit because of concerns relating to use of anesthesia in multiple regions. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. Additionally, LaserSmile diode laser system performs teeth whitening faster than competing non-laser systems due to its high power and fast activation of our proprietary whitening gel.

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

•

Broader range of available procedures.    Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable, including osseous crown lengthening, periodontal surgeries and numerous other procedures.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market and to establish our laser systems as essential tools in dentistry. Our business strategy consists of the following key elements:

•

Increase awareness of our laser systems among dental practitioners and patients.    We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of our laser systems, particularly the Waterlase system. We plan to increase adoption of our laser systems by dental practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute, dental schools and other educational forums. We also intend to market our systems to dental practitioners through our direct sales force and advertising. We continue to explore marketing efforts aimed directly at patients.

•	Expand sales and distribution capabilities. In the United States and Canada, we distributed our products directly to dental practitioners utilizing our direct sales force through August 31, 2006.

Effective September 1, 2006, we began distributing our products through a leading U.S. dental products and equipment distributor, Henry Schein, Inc., or HSIC. Over time, we expect HSIC’s large direct sales force in the U.S. and Canada to increasingly provide high quality sales leads, while our direct sales representatives continue to perform technical selling and deal closing. Internationally, we intend to use established dental and medical device distributors and to use a direct sales force in select countries. We are developing an infrastructure to support growth in sales and marketing. This infrastructure includes information technology systems and personnel to manage our sales force, compile sales and marketing data and better serve our customers and distributors.

•

Expand product platform and applications.    We plan to expand our product line and product applications by developing product enhancements and new laser technologies. We also have an objective to increase our sales of higher-margin disposable products that are used by dental practitioners when performing procedures using our dental laser systems. Additionally, we may strategically acquire complementary products and technologies.

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

•

Strengthen and defend technology leadership.    We believe our proprietary Waterlase system and YSGG Laser HydroPhotonics technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and internationally. We intend to strategically enforce our intellectual property rights worldwide.

Products

We have two principal product lines. Our family of products includes the Waterlase and Diode systems, which we developed through a combination of our own research and development and intellectual property obtained via various acquisitions.

Waterlase systems.    Our Waterlase systems consist of the original Waterlase YSGG, and the next generation Waterlase MD. Each of these systems is designed around our patented YSGG Laser HydroPhotonics technology. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase system, which contains the elements erbium, chromium and yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser HydroPhotonics, the Waterlase systems can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, without the heat, vibration or pressure associated with traditional dental treatments. By eliminating heat, vibration and pressure, our Waterlase systems reduce and, in some instances, eliminate the need for anesthesia and also result in faster healing times versus traditional modalities of treatment.

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

Diode systems.    Our Diode laser systems consist of the DioLase Plus and LaserSmile systems, and incorporate a semiconductor diode laser to perform soft tissue and cosmetic procedures, including teeth whitening. Our Diode systems serve the growing markets of cosmetic and hygiene procedures. The DioLase Plus is a fully-featured, entry-level, cosmetic, soft tissue and periodontal laser which has many cosmetic and soft tissue applications, including: soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by bacteria penetration of the pocket lining and junctional epithelium. The LaserSmile diode laser system can be used to perform the same soft tissue and cosmetic procedures as the DioLase Plus system, but adds the capability of performing teeth whitening procedures.

We currently sell our products in over 50 countries. The FDA has cleared all of our laser systems for the applications listed below, which enables us to market the systems in the United States. Our systems have the CE Mark and may be sold in the European Union. Additionally, we have approval to sell our Waterlase systems in Canada, Australia, New Zealand and other Pacific Rim countries.

PRODUCT	SELECTED APPLICATIONS	KEY FEATURES
Waterlase Systems

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

•     Advanced fiber delivery system

•     Ergonomic handpiece

•     Soft Touch™ front panel display with precise preset functionality

•     Extensive control panel – providing precise digital control of the air and water spray for maximum flexibility

PRODUCT	SELECTED APPLICATIONS	KEY FEATURES
Power 0.1 – 6.0 Watts Repetition Rate 20 Hz	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal, hemostasis, aphthous oral ulcers, operculectomy and other soft tissue surgical applications.	• Ease of maneuverability from operatory to operatory

Cosmetic: Gingivectomy, gingivoplasty and crown lengthening.

Diode Systems

LaserSmile System

Laser Technology Semiconductor Diode Laser Laser Wavelength 810 nm Power 10.0 Watts	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, gingivoplasty and other soft tissue surgical applications. Cosmetic: Gingivectomy, gingivoplasty and teeth whitening.

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

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase systems use disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers and hand pieces that the dental practitioner will replace at some point after initial purchase of the laser system. For our LaserSmile system, we manufacture and sell teeth whitening gel kits.

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

Manufacturing

In April 2006, we moved our corporate headquarters, including our manufacturing facilities, from San Clemente, California to a new 57,000 square foot facility in Irvine, California. We have approximately 20,000 square feet dedicated to manufacturing and warehouse. All of our manufacturing, assembly and testing occurs at this facility. Our facility is FDA compliant and is ISO 13485:2003 certified. ISO 13485 certification provides guidelines for quality of company systems associated with the design, manufacturing, installation and servicing of company products. In addition, both the U.S. and German facilities are registered with the FDA and are compliant with the FDA’s Good Manufacturing Practice guidelines.

We use an integrated approach to manufacturing, including the assembly of tips, MD and diode hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly and test. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We generally rely on purchase orders, and do not have written supply contracts with many of our key suppliers. Three key components used in our Waterlase system: handpieces, laser crystals, and fiber components are each supplied by separate single-source suppliers. In recent years, we have not experienced material delays from the suppliers of these three key components. However, in the event that we experience an unexpected interruption from a single source supplier, manufacturing delays, re-engineering, significant costs and sales disruptions could occur, any of which could have a material adverse effect on our operations.

Marketing and Sales

Marketing

We currently market our laser systems in the United States, Canada, Australia, New Zealand, Latin America and various countries throughout Europe and the Pacific Rim. Our marketing efforts are focused on increasing brand and specific product awareness among dental practitioners. We continue to explore methods to increase awareness of the benefits of our products by marketing directly to patients.

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

Sales

We currently sell our products primarily to dentists in general practice. The majority of the dentists in the United States, and the majority of our customers, are sole practitioners. We expect our laser systems to gain acceptance among oral surgeons and other dental specialists, as they become better aware of the clinical benefits and new treatment options available through the use of our laser systems.

International revenue accounts for a significant portion of our total revenue. International revenue accounted for approximately 37%, 30% and 25% of our net revenue in 2006, 2005 and 2004, respectively. Net revenue in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 27%, 19%, and 13% of our net revenue in 2006, 2005, and 2004, respectively. Net revenue in Europe, Middle East and Africa (“EMEA”) accounted for approximately 10%, 11%, and 12% of net revenue in 2006, 2005, and 2004, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$43,674	$43,592	$45,505
Europe, Middle East and Africa	7,045	6,527	7,247
Canada, Asia, Latin America and Pacific Rim	18,981	11,861	7,899

	$69,700	$61,980	$60,651

Direct Sales.    We sell products in the United States, Canada, Germany, Spain, Australia and New Zealand through our direct sales force, which is comprised of regional managers and direct sales representatives. Each of our direct sales employees receives a base salary and commissions on sales. We plan to expand our direct sales force in territories that represent growing markets.

In the United States and Canada, effective September 1, 2006, we commenced selling our products through a leading U.S. dental products and equipment distributor, HSIC. We expect HSIC’s large direct sales force in the U.S. and Canada to increasingly provide high quality sales leads, while our direct sales representatives continue to perform technical selling and deal closing. As a result of this hybrid distribution relationship, we expect to be able to obtain greater leverage from our direct sales force, enabling us to limit the number of additional sales representatives we must add in the future. As part of this agreement, HSIC purchases products from us at negotiated distributor pricing, and invoices the customer directly at the customer’s purchase order price.

International Distributors.    Except for sales in Canada, Germany, Spain, Australia and New Zealand, we sell products outside the United States primarily through a network of independent distributors located in Europe, Latin America and Asia. Generally, our agreements require the distributor to sell our laser systems exclusively. Our distributors purchase systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain exclusivity.

Customer Service.    We provide maintenance and support services through our support hotline, field and factory service technicians and our network of factory-trained third-party service technicians. We provide maintenance and support services in the United States, Canada, Germany, Spain, Australia and New Zealand through our employee service technicians. In the United States and Canada, as part of our relationship, HSIC has assigned certain of its field service engineers to be factory trained to provide installations of and Level 1 service procedures on our laser systems at no charge to us. Level 1 service consists of basic customer instruction, scheduled preventative maintenance, delivery system replacements and minor field repairs. We provide parts to HSIC at no additional charge for products covered under warranty. More complex, or Level 2, service procedures will continue to be provided by our employee field service engineers. We maintain a network of service technicians trained at our factory locations, who provide maintenance and support services in all other countries where we do business. Our distributors are responsible for providing maintenance and support services for products sold by them. We provide parts to distributors at no additional charge for products covered under warranty.

Financing Options.    Many dentists finance their purchases through third-party leasing companies, banks or lessors. In these transactions, the dentist first enters into a purchase order with us. We then enter into a purchase order with the lessor, who purchases the product from us, and the dentist enters into a lease agreement with the lessor. We receive payment in full for the product from the lessor at terms ranging from net zero to net 30 days. We are not a party to the lease. The dentist pays the lessor in installments, and we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease.

Through August 31, 2006, we were party to an agreement with National Technology Leasing Corporation, or NTL, pursuant to which we had designated NTL as our Preferred Leasing Provider. Approximately 19% and 35% of our net revenue in 2006 and 2005, respectively, was generated from sales to dentists who financed their purchase through NTL. As Preferred Leasing Provider, we agreed that NTL would be the only leasing vendor we invite or allow to participate in our equipment trade shows, conventions and other events where we exhibit our equipment for sale or lease. Our customers were under no obligation to finance the purchase or lease of any equipment through NTL, and we referred only those customers that requested a referral from us. In exchange, NTL agreed to give us first priority on scheduling personnel in support of our sales functions and on processing lease or financing transactions for our customers. NTL further agreed to sponsor marketing programs from time to time for our benefit and the benefit of our customers. Additionally, NTL agreed to accept the terms of our customer purchase order in transactions in which it is a party. The agreement may be terminated by either party for any reason upon 60 days written notice, or immediately if for cause. Effective September 1, 2006, because of our distribution agreement with HSIC, we no longer sell our products to NTL. However, NTL is a designated leasing vendor for HSIC, and as such, continues to participate in our equipment trade shows, conventions and other events where we exhibit our equipment for sale or lease.

Engineering and Product Development

Engineering and development activities are essential to maintaining and enhancing our business. We believe our engineering and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of approximately 13 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including two Ph.Ds. During the years ended December 31, 2006, 2005 and 2004, our engineering and development expenses were approximately $4.9 million, $6.4 million and $3.6 million, respectively. Engineering and development expense for the year ended December 31, 2005 included $2.0 million for the costs of acquiring a fully paid license to use certain patent rights from SurgiLight, Inc. in the fields of presbyopia and ophthalmology. Our current engineering and development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Examples of improvements being pursued include faster cutting speed, ease of use, less need for anesthesia injections, and an expanded portfolio of consumable products for use with our laser systems. We also devoted resources in 2006 to develop a new, compact, state-of-the-art diode laser system called ezlase, for which we received FDA 510(k) clearance in January 2007.

We also devote engineering and developments resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. One such market is ophthalmology, where we have made investments in intellectual property and clinical studies while pursuing testing of our lasers in presbyopia procedures. In July 2006, we received 510(k) clearance from the FDA for our Oculase MD laser, for general ophthalmic soft tissue surgical indications such as incision, excision, vaporization and coagulation of ocular tissue and tissue surrounding the eye and orbit. We expect this approval will facilitate our continued research into possible ophthalmology applications. Besides ophthalmology, we believe our laser technology and developments capabilities could be applicable in the aesthetic/dermatology, veterinary and consumer products markets.

In June 2006 we entered into a binding letter of intent with The Procter and Gamble Company, or P&G, and in January 2007 completed a definitive agreement pursuant to which we granted P&G rights to certain of our intellectual property for use in the development of consumer products in a number of different areas. Any consumer products developed and sold by P&G which are based upon the intellectual property we licensed would result in royalty income to us.

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our technology. We have approximately 100 issued patents and more than 100 pending patent applications. Approximately two-thirds of our patents were granted in the United States, and the rest were granted in Europe and other countries around the world. Our patents cover the use of laser technologies and fluids for dental, medical, cosmetic and industrial applications, as well as laser characteristics, accessories, future technological developments, fluid conditioning and other technologies and methods for dental, medical and aesthetic applications. We have numerous patent applications pending worldwide and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 70% of these patents provide market protection for our core technologies incorporated in our laser systems, including the Waterlase systems, which accounted for approximately 80% of our net revenue in 2006 and approximately 83% of our net revenue in 2005. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: one in 2007, two in 2008, sixteen in 2009, and eleven in 2010 with the majority having expiration dates ranging from 2011 to 2022. With more than 100 patents applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the soon-to-expire patents to have a material effect on our business.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. In July 2006, we released these shares from escrow. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in the year ended December 31, 2006. The common stock issued, the escrowed shares of common stock and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents.

In March 2005, we acquired a fully-paid license related to patents owned or licensed by SurgiLight, Inc. As a result of the acquisition, we received fully-paid license rights in the U.S. and international markets to patents in the fields of presbyopia and ophthalmology.

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

We currently own registered trademarks for BIOLASE®, Millennium®, Pulsemaster® and Waterlase®. Trademarks of BIOLASE Technology, Inc. include LaserSmile™, Diolase Plus™, ezlase™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Flow™, YSGG™, Soft Touch™, Waterlase MD™, HydroBeam™, SensaTouch™ and Oculase™.

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

Our Waterlase systems also compete with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our Diode systems compete with other semiconductor diode lasers, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. In the market for teeth whitening, our LaserSmile system competes with other products and instruments used by dentists, as well as teeth whitening strips and other over-the-counter products.

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

In addition, in July 2006, we received 510(k) clearance from the FDA for our Oculase MD laser for general ophthalmic soft tissue surgical indications such as incision, excision, vaporization and coagulation of ocular tissue and tissue surrounding the eye and orbit.

In January 2007, we received 510(k) clearance from the FDA to market ezlase, our new soft tissue diode laser system.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance, or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. We have made and plan to continue to make additional product enhancements to our laser systems that we believe do not require new 510(k) clearances. We cannot assure you that the FDA will agree with our determinations in these instances.

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

In August 2006, our Irvine, California facility was inspected by the Los Angeles District Office of the FDA, and on September 7, 2006 we received a Warning Letter dated September 5, 2006 from the FDA. The Warning Letter indicated that certain aspects of the manufacture, packing, storage or installation of our devices were not in conformance with the FDA’s current Good Manufacturing Practice requirements for medical devices. A substantial portion of the identified issues related to actions or inactions that occurred prior to 2006, some of which continued through the date of the Warning Letter. The Warning Letter instructed us to take prompt action to address the concerns and stated that failure to do so may result in regulatory action being initiated by the FDA. We had commenced corrective action following the completion of the August 2006 inspection, and we continued to take corrective action while promptly preparing a response letter to the FDA, which was submitted on September 18, 2006. On September 29, 2006, we received a letter from the FDA stating that it had completed its review of our response to the Warning Letter dated September 5, 2006 and indicating that our response adequately addressed the FDA’s concerns.

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

Various state dental boards are considering the adoption of restrictions on the use of lasers by dental hygienists. Approximately 35 states currently allow dental hygienists to use lasers to perform certain dental procedures. In addition, dental boards in a number of states are considering educational requirements regarding the use of dental lasers. The scope of these restrictions and educational requirements is not now known, and they could have an adverse effect on sales of our laser-based products.

International

Foreign sales of our laser system products are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. We have a CE Mark for our Waterlase MD, Waterlase and LaserSmile systems, which permit us to commercially distribute these systems throughout the European Union. We rely on export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions, such as New Zealand, South Korea and countries in Latin America. We also received clearance to market our Waterlase and LaserSmile systems in Canada and Australia for a variety of applications. We are currently working to meet certain foreign country regulatory requirements for certain of our products, including those in Japan. There can be no assurance that additional approvals in Japan or elsewhere will be obtained.

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

Third Party Reimbursement

Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third party payors, such as private insurance or government programs. In the United States, third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices for dental services are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary, such as a cosmetic procedure, or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications, such as teeth whitening. For the portion of dentists who rely heavily on third party reimbursement, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have a negative impact on our business and results of operations.

Employees

At December 31, 2006, we employed approximately 199 people, of which there were 77 in manufacturing and quality and control, 13 in research and development, 61 in sales and sales support, 29 in customer technical support and 19 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

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

We have an accumulated deficit of $73.2 million at December 31, 2006. We recorded a net loss of $4.7 million for the year ended December 31, 2006. We also experienced a loss in fiscal 2005 of $17.5 million due partly to professional fees related to the 2004 audit and restated financial statements and our compliance with the Sarbanes-Oxley Act, $2.0 million related to the purchase of a license to use certain patent rights from SurgiLight, including the transaction costs and increased expenses as a result of quality issues with our products that we have addressed. We also experienced a loss in fiscal 2004 of $23.2 million, of which $14.4 million was attributable to the recording of a valuation allowance associated with our deferred tax assets. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

Factors that may inhibit adoption of laser technologies by dentists include cost and concerns about the safety, efficacy and reliability of lasers. The list selling price of our Waterlase MD laser system is in excess of $84,000, which is substantially more than the cost of competing non-laser technologies. In order to invest in a Waterlase MD laser system, a dentist generally would need to invest time to understand the technology, the benefits of such technology with respect to clinical outcomes and patient satisfaction, and the return on investment of the product. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser system. We also believe that clinical evidence supporting the safety and efficiency of our products, as well as recommendations and support of our laser systems by influential dental practitioners, are important for market acceptance and adoption. In addition, economic pressure, caused for example by an economic slowdown, changes in healthcare reimbursement or by competitive factors in a specific market, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend on the recommendations of dentists and specialists, as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared to other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would limit sales of our products and have an adverse effect on our business and results of operations.

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

We currently handle a majority of the marketing, distribution and sales of our products, augmented by the new distribution relationship with Henry Schein, Inc. In order to achieve our business objectives, we intend to significantly expand our marketing and sales efforts on a domestic and international basis. We face significant challenges and risks in expanding, training, managing and retaining our sales and marketing teams, including managing geographically dispersed operations. In addition, we rely on independent distributors to market and sell our products in a number of countries outside of the United States. These distributors may not commit the necessary resources to effectively market and sell our products, and they may terminate their relationships with us at any time with limited notice. If we are unable to expand our sales and marketing capabilities domestically and internationally, or if the relationship with Henry Schein, Inc. does not produce the expected results, we may not be able to effectively commercialize our products, which could harm our business and cause the price of our common stock to decline.

Our distributors may cancel, reduce or delay orders of our products, any of which could reduce our revenue.

We employ direct sales representatives in certain European countries, Australia and New Zealand; however, we rely on independent distributors for a substantial portion of our sales outside of the United States. For the year ended December 31, 2005, revenue from international distributors accounted for approximately 17% of our total sales, and no one distributor accounted for more than 10% of our revenue. For the year ended December 31, 2006, revenue from international distributors accounted for approximately 23% of our total sales, and one distributor accounted for more than 10% of our revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors and upon the efforts of these third parties. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. If we are unable to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, our revenues could decline significantly.

On August, 2006, we entered into a distribution agreement with Henry Schein, Inc., or Henry Schein, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted Henry Schein the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that Henry Schein has achieved its minimum purchase requirements. We intend to augment the activities of Henry Schein in the United States and Canada with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of Henry Schein in selling our products. We cannot assure you that Henry Schein will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

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

We frequently do not use written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase systems are each supplied by a separate single supplier and from time to time we have experienced quality deficiencies in these materials. In particular, our gross margins for the year ended December 31, 2005 were adversely impacted by higher manufacturing costs as a result of quality issues in parts supplied by third parties. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and harm our reputation. We believe that our future success is highly dependent on the contributions of Jeffrey W. Jones, our President and Chief Executive Officer; Richard L. Harrison, our Executive Vice President and Chief Financial Officer; and, Keith G. Bateman, our Executive Vice President, Global Sales and Marketing. We have employment agreements with each of these individuals that provide either us or them with the ability to terminate their employment at will, subject to certain severance rights; however, their knowledge of our business and industry would be extremely difficult to replace. Our future success also depends on our ability to attract and retain additional qualified management, engineering, sales and marketing and other highly skilled technical personnel.

On May 9, 2006, Robert E. Grant announced his resignation as our President, Chief Executive Officer and Acting Chairman of the Board, and as a member of our Board of Directors. Jeffrey W. Jones, our Vice Chairman and Chief Technology Officer, was named President and Chief Executive Officer, effective on the same date. On May 12, 2006, James M. Haefner, our former Executive Vice President, Global Sales, resigned from this position to pursue other opportunities. Mr. Bateman assumed the responsibilities of our global sales force. If our current management team is unable to effectively manage and maintain our business through the transition in management, our business could be adversely impacted.

Any problems that we experience with our manufacturing operations may harm our business.

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems, and the manufacture of our laser systems must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we may expend significant resources in obtaining, maintaining and remedying our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements. We recently have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business could be harmed.

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

To date, we have been successful in obtaining 510(k) clearances from the FDA for our products. However, should we develop new products and applications or make any significant modifications to our existing products or labeling, we will need to obtain additional regulatory clearances or approvals necessary to market such products. Any modification that could significantly affect a product’s safety or effectiveness, or that would constitute a change in its intended use, will require a new 510(k) clearance, or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. If 510(k) clearance is denied and a pre-market approval application is required, we could be required to submit substantially more data, may be required to conduct human clinical testing and would very likely be subject to a significantly longer review period.

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal year 2006, international sales accounted for approximately 37% of our net revenue, as compared to approximately 30% of our net revenue in fiscal year 2005 and approximately 25% of our net revenue in fiscal 2004. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, Australia and New Zealand, are subject to many inherent risks, including among others:

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

Expenses relating to our foreign operations are paid in local currencies; therefore, an increase in the value of the local currencies relative to the dollar would increase the expenses associated with those operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with local regulatory and legal requirements for maintaining our operations in that country. Any of these factors may adversely affect our future international revenue and, consequently, negatively impact our business and operating results. In 2005, we decided to eliminate our manufacturing operations at our facility in Germany; however, we have retained our ability to manufacture products there and could opt to do so in the future.

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

We and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on our behalf, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, management believes they have meritorious defenses to these actions and intends to vigorously defend them. As of December 31, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

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

Substantially all of our administrative operations and our manufacturing operations are located at our facility in Irvine, California, which is near known earthquake fault zones. We have taken precautions to safeguard our facilities including disaster recovery planning and off-site backup of computer data; however, a natural disaster such as an earthquake, fire or flood, could seriously harm our business, adversely affect our operations and damage our reputation with customers. We maintain commercial insurance that includes business interruption coverage; however it may not be adequate to cover our losses and may provide only limited coverage for a natural disaster.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2006, approximately $57.7 million of net operating loss carryforwards were available to us for federal income tax purposes. Of this amount, approximately $54.3 million is available to offset federal taxable income or the taxable income generated in 2007 or in future years, if any. Additional net operating loss carryforwards will become available at the rate of approximately $1.0 million per year for the years 2007 through 2010. However, any ownership changes qualifying under Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

In certain circumstances we may be required to return a portion of the $3.0 million license payment we received from Procter & Gamble in connection with our entering into a definitive agreement relating to our intellectual property.

On June 28, 2006, we entered into a binding letter agreement with The Procter & Gamble Company, or P&G, evidencing the formation of a strategic relationship between our two companies. The binding letter agreement set forth the terms and conditions under which the parties would negotiate a definitive agreement formalizing P&G’s acquisition of certain exclusive rights from us in exchange for certain cash payments by P&G. The letter also set forth the agreed-upon key terms and conditions that will be incorporated into the definitive agreement. Upon execution of the binding letter agreement, P&G paid us $3.0 million for the rights and licenses to be memorialized in the definitive agreement. We recorded this amount in deferred revenue. On January 24, 2007, the parties executed the definitive license agreement. In the case of an uncured material breach of the agreement taking place prior to June 28, 2008, we may be required to return a portion of the $3.0 million payment to P&G.

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

We have issued and will continue to issue convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. As of December 31, 2006, we had options and warrants to purchase 3,939,000 shares of our common stock outstanding, of which options and warrants to purchase 3,341,000 shares of common stock were exercisable. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

We may not be able to maintain effective internal controls.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2006, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that no material weaknesses in our internal control over financial reporting existed as of December 31, 2006, and concluded that our internal control over financial reporting was effective as of December 31, 2006 based on the criteria of the Internal Control—Integrated Framework issued by COSO. For the years ended December 31, 2005 and 2004, management determined that material weaknesses in our internal control over financial reporting existed. Further, the material weaknesses identified resulted in adverse opinions for those periods by our independent registered public accounting firms on the effectiveness of our internal control over financial reporting.

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

We must maintain compliance with certain conditions required for our common stock to be listed on the NASDAQ Stock Market LLC.

We believe we are currently in compliance with the conditions required for continued listing on the NASDAQ Stock Market LLC. However, in 2005, as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2005 and June 30, 2005, and certain required restatements of our financial statements for prior periods, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934. After receiving an extension of time from NASDAQ, we ultimately filed our Annual Report on Form 10-K for the year ended December 31, 2004 on July 19, 2005, and after receiving certain other extensions from NASDAQ we filed the remaining delinquent Quarterly Reports on September 30, 2005. Subsequently, NASDAQ confirmed that we were in compliance with the continued listing requirements. Since that date, we have filed our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q on a timely basis.

If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock are subject to delisting from the NASDAQ Stock Market LLC. If our shares of common stock are delisted from the NASDAQ Stock Market LLC, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, in that event, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations.

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

•

the federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either;

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

In January 2006, we entered into a five-year lease for our new 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine California. Our wholly-owned subsidiary, BIOLASE Europe, owns a facility totaling approximately 20,000 square feet of space in Floss, Germany. In addition, we lease facilities in Australia and New Zealand. We believe that our current facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations. Other than the land and building in Germany, with a recorded net book amount of approximately $1.0 million, the majority of our long-lived assets are located in the United States.

Item 3.    Legal Proceedings

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on our behalf, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, management believes they have meritorious defenses to these actions and intends to vigorously defend them. As of December 31, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in the 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “BLTI.” During the period in 2006 in which we have not been in compliance with NASDAQ rules, our stock has traded under the symbol “BLTIE.” The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Stock Market LLC and the dividends per share paid by us for each quarter of 2006 and 2005:

	High	Low	Dividend
Fiscal Year Ended December 31, 2006
First Quarter	$9.60	$6.87	$—
Second Quarter	11.00	6.61	—
Third Quarter	8.40	4.87	—
Fourth Quarter	9.10	5.63	—
Fiscal Year Ended December 31, 2005
First Quarter	$11.19	$7.49	$0.01
Second Quarter	8.85	6.00	0.02
Third Quarter	7.49	5.05	—
Fourth Quarter	8.67	5.35	—

As of March 7, 2007, the total number of record holders of our common stock was approximately 243. Based on information provided by our transfer agent and registrar, we believe that there are approximately 7,560 beneficial owners of our common stock.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2001, the last trading day before our 2002 fiscal year, through the end of fiscal 2006 with the cumulative total return on $100 invested for the same period in the NASDAQ U.S. Index and the NASDAQ Medical Devices Index.

ASSUMES $100 INVESTED ON DECEMBER 31, 2001

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDED DECEMBER 31, 2006

	Years Ended December 31,
	2001	2002	2003	2004	2005	2006
Biolase Technology, Inc.	$100.00	$96.49	$291.74	$191.04	$140.42	$153.78
NASDAQ U.S. Index	100.00	69.13	103.36	112.49	114.88	126.22
NASDAQ Medical Devices Index	100.00	80.89	119.67	140.20	153.93	162.34

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2006	2005*	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$69,700	$61,980	$60,651	$48,783	$27,257
Cost of revenue(1)	33,211	31,051	24,642	17,533	10,403

Gross profit	36,489	30,929	36,009	31,250	16,854

Other income, net	6	80	32	76	63

Operating expenses:
Sales and marketing(1)	24,400	24,730	23,126	16,800	10,702
General and administrative(1)	11,709	16,869	11,506	5,096	3,566
Engineering and development(1)	4,876	6,390	3,576	2,505	1,684
Patent infringement legal settlement(2)	348	—	6,446	—	—
Impairment of intangible asset(3)	—	—	747	—	—

Total operating expenses	41,333	47,989	45,401	24,401	15,952

(Loss) income from operations	(4,838)	(16,980)	(9,360)	6,925	965
Non-operating income (loss)	311	(261)	559	226	86

(Loss) income before income taxes	(4,527)	(17,241)	(8,801)	7,151	1,051
Income tax provision (benefit)	162	269	14,413	(11,898)	—

Net (loss) income as reported	$(4,689)	$(17,510)	$(23,214)	$19,049	$1,051

Net (loss) income per share:
Basic	$(0.20)	$(0.76)	$(1.00)	$0.91	$0.05
Diluted	(0.20)	(0.76)	(1.00)	0.84	0.05
Dividends declared and paid, per share	$0.00	$0.03	$0.03	$0.00	$0.00
Shares used in computing net (loss) income per share:
Basic	23,472	23,051	23,181	20,993	19,929
Diluted	23,472	23,051	23,181	22,689	21,349
Consolidated Balance Sheet Data:
Working capital	$16,926	$12,822	$29,950	$10,139	$983
Total assets	48,578	45,129	58,746	44,636	16,048
Long-term liabilities	4,549	202	3,623	79	142
Stockholders’ equity	21,966	21,294	33,978	31,238	2,686

(1)	2006 includes $1.5 million in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative and engineering and development expenses. 2005 compensation costs related to stock options of $393,000 was reclassified to conform to current year presentation.
(2)	Refer to Note 8 in the notes to the Consolidated Financial Statements.
(3)	Refer to Note 5 in the notes to the Consolidated Financial Statements.
*	Certain amounts have been reclassified to conform to current year presentation.

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

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. Since 1998, we have sold approximately 5,500 Waterlase systems including over 1,900 Waterlase MD systems and more than 7,000 laser systems in total in over 50 countries.

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

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that HSIC has achieved its minimum purchase requirements. Under the agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we will have the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourself), (iii) reduce certain discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.

We intend to augment the activities of HSIC in the United States and Canada with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of HSIC in selling our products. Since September 1, 2006, nearly all of our domestic sales were made through HSIC and we expect this to continue for the foreseeable future. We cannot assure you that HSIC will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

Critical Accounting Policies

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

We apply Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diode systems include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Revenue attributable to the undelivered elements, primarily training and installation, are included in deferred revenue when the product is shipped and are recognized when the related service is performed or upon expiration of time offered under the agreement.

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

Accounting for Stock-Based Payments.    Effective January 1, 2006, we adopted the provisions of Financial Accounting Standard 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. Prior to the adoption of FAS 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby we recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in our adoption of FAS 123R.

Under the modified prospective transition method, the provisions of FAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

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

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD product, which was first sold during the fourth quarter of 2004. As a result, the actual sales of DioLase Plus™ were below our original expectations and we expect this trend to continue. We estimated the fair value of the DioLase Plus trade name based on a relief from royalty approach using discounted cash flows from revised projected DioLase Plus revenue. The $747,000 excess of the carrying value over the asset’s estimated fair value was recorded as a charge to operations in the fourth quarter of 2004. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2006, and concluded there had been no further impairment in trade names and no impairment in goodwill. During the period June 30, 2006 through December 31, 2006, we reviewed critical indicators and determined that no triggering events occurred that would have a material effect on the value of these assets.

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

Income Taxes.    Based upon our operating losses during 2006 and 2005 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2006 will not be realized, excluding the foreign deferred assets in the amount of $35,000. Consequently, we had established a valuation allowance against our net deferred tax asset, excluding the foreign operations, in the amount of $26.6 and $28.0 million as of December 31, 2006 and December 31, 2005, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Off-Balance Sheet Arrangements.    We have no off-balance sheet financing or contractual arrangements.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, expressed as percentages of revenue:

	Years Ended December 31,
	2006	2005	2004
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	47.6	50.1	40.6

Gross profit	52.4	49.9	59.4

Other income, net	0.0	0.1	0.1

Operating expenses:
Sales and marketing	35.0	39.9	38.2
General and administrative	16.8	27.3	19.0
Engineering and development	7.0	10.3	5.9
Patent infringement legal settlement	0.5	—	10.6
Impairment of intangible asset	—	—	1.2

Total operating expenses	59.3	77.5	74.9

Loss from operations	(6.9)	(27.5)	(15.4)
Non-operating income (loss), net	0.4	(0.4)	0.9

Loss before income taxes	(6.5)	(27.9)	(14.5)
Income tax provision	0.2	0.4	23.8

Net loss	(6.7)%	(28.3)%	(38.3)%

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Net Revenue.    Net revenue for the year ended December 31, 2006 was $69.7 million, an increase of $7.7 million, or 12%, as compared with net revenue of $62.0 million for the year ended December 31, 2005. Laser system net revenues increased by approximately 8% in 2006 primarily as a result of increased sales of our

Waterlase MD system. In 2006, when compared to 2005, unit sales of all Waterlase laser systems increased by 18%, while unit sales of Diode laser systems decreased by 14%. Most of our focus for the last several years has been on the Waterlase system, which has negatively affected our sales of Diode laser systems. However, we are launching a new Diode laser system called ezlase in early 2007, which we expect to be a very competitive, state-of-the-art product.

Non-laser system net revenues, which includes consumable products, advanced training programs and extended service contracts, increased by approximately 40% for the year ended December 31, 2006 as compared to the same period of 2005. Primarily responsible for the increase in non-laser system net revenues was a 57% increase in sales of consumable products, such as handpieces and laser tips, and the recognition of approximately $821,000 in revenue previously recorded as a deferred revenue obligation that was subsequently determined to have been earned.

License fees and royalty income increased to $848,000 in 2006 from $494,000 in 2005. The increase in 2006 was generated by $556,000 in amortization of the $5 million deferred license fee received from HSIC in August 2006, partially offset by a reduction in royalty income from licensees.

Sales of our Waterlase systems comprised 80% and 83% of our net revenue for the years ended December 31, 2006 and 2005, respectively. Sales of our Diode laser systems comprised 5% and 9% of our revenue for the years ended December 31, 2006 and 2005, respectively. We expect the Waterlase system will continue to account for the majority of our net revenue.

Domestic revenues were $43.7 million, or 63% of net revenue, for the year ended December 31, 2006 versus $43.6 million, or 70% of net revenue, for the year ended December 31, 2005. For the first six months of 2006, domestic revenues were 15% lower than domestic revenues for the first six months of 2005. For the last six months of 2006, domestic revenues were 17% higher than domestic revenues for the last six months of 2005. We believe this reversal in the trend of declining domestic sales was primarily the result of significant restructuring that occurred in our domestic sales management and field sales personnel. International revenues for the year ended December 31, 2006 increased by 42% to $26.0 million, or 37% of net revenue, as compared with $18.4 million, or 30% of net revenue, for the year ended December 31, 2005. The significant increase in international revenues was primarily the result of continued growth in sales of our Waterlase laser systems.

Gross Profit.    Gross profit for the year ended December 31, 2006 was $36.5 million, or 52% of net revenue, an increase of $5.6 million, as compared with gross profit of $30.9 million, or 50% of net revenue for the year ended December 31, 2005. Higher gross margins on products sales in 2006 versus 2005 contributed slightly more than half of the increase in gross profit as a percentage of net revenues. These higher margins resulted from comparatively lower production costs and greater overhead absorption as total unit sales of our flagship Waterlase MD laser system increased by approximately 22% over 2005. Also, our gross margin benefited from the aforementioned recognition in 2006 of approximately $0.8 million in revenue previously recorded as a deferred revenue obligation, $556,000 in amortization of the $5 million deferred license fee received from HSIC in August 2006 and greater sales of extended service contracts, partially offset by an increase in warranty related expenses.

Other Income, Net.    Other income consists of gain (loss) on sale of assets. Other income, net was $6,000 for the year ended December 31, 2006 compared to $80,000 for the year ended December 31, 2005. For of the years ended December 31, 2006 and 2005, other income included $16,000 and $63,000, respectively, related to the sale and leaseback of our former facility in San Clemente, California in March 2001, partially offset by lesser gain or loss amounts on other sales of assets.

Operating Expenses.    Operating expenses for the year ended December 31, 2006 were $41.3 million, or 59% of net revenue, a $6.7 million decrease as compared with $48 million, or 77% of net revenue for the year ended December 31, 2005. The decrease was driven mainly by lower spending on audit, legal and compliance costs described below under General and Administrative Expense and the cost of the SurgiLight license recorded in 2005 described below under Engineering and Development Expense.

Sales and Marketing Expense.    Sales and marketing expenses for the year ended December 31, 2006 decreased by $330,000, or approximately 1%, to $24.4 million, or 35% of net revenue, as compared with $24.7 million, or 40% of net revenue, for the year ended December 31, 2005. The decrease related primarily to a reduction in domestic payroll related costs of approximately $900,000 and convention fees of approximately $1.6 million, partially offset by an increase in advertising expenditures of approximately $739,000 and sales and marketing expenses of approximately $1.5 million for our subsidiaries established in Australia and New Zealand in 2006. We expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, and accordingly it is likely that these expenses will increase in 2007.

General and Administrative Expense.    General and administrative expenses for the year ended December 31, 2006 decreased by $5.2 million, or 31%, to $11.7 million, or 17% of net revenue, as compared with $16.9 million, or 27% of net revenue, for the year ended December 31, 2005. The decrease in general and administrative expenses resulted primarily from reduced spending on audit fees of approximately $2.5 million and decreased legal, compliance and consulting fees of approximately $2.0 million . Included in 2005 expenses were costs associated with the restatements of our 2002 and 2003 financial statements and delayed 2004 and 2005 financial statement filings as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, or SOX 404. We believe that our general and administrative expenses are likely to increase nominally in 2007.

Engineering and Development Expense.    Engineering and development expenses for the year ended December 31, 2006 decreased by $1.5 million, or 24%, to $4.9 million, or 7% of net revenue, as compared with $6.4 million, or 10% of net revenue, for the year ended December 31, 2005. The decrease was primarily related to the $2.0 million purchase of the SurgiLight license in the first quarter of 2005, including transaction costs of $200,000, partially offset by increased expenses related to the development of new products, including ezlase. We expect to invest in more development projects and personnel in 2007, and accordingly it is probable that our engineering and development expenses will increase in 2007.

Patent Infringement Legal Settlement.    In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In July 2006, we released these shares from escrow and accordingly, we recorded a $0.3 million charge based on the fair market value of our common stock.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.    We realized a $0.3 million gain on foreign currency transactions for the year ended December 31, 2006, compared to a $0.5 million loss on foreign currency transactions for the year ended December 31, 2005 due to the changes in exchange rates between the U.S. dollar and the Euro and the Australian and New Zealand dollar. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of these foreign currencies.

(Loss) Gain on Sale of Marketable Securities.    Certain of our investments consisted of U.S. government securities and were classified as available-for-sale. The securities were held to maturity and matured on December 31, 2006. We realized a $45,000 loss on sale of marketable securities for the year ended December 31, 2005. There were no gains or losses in 2006.

Interest Income.    Interest income results from interest earned on our cash and investments balances. Interest income for the year ended December 31, 2006 was $0.4 million as compared with $0.6 million for the year ended December 31, 2005.

Interest Expense.    Interest expense consists primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line during the year. Interest expense for the year ended December 31, 2006 was $0.4 million as compared to $0.3 million for the year ended December 31, 2005.

Income Taxes.    An income tax provision of $0.2 million was recognized for the year ended December 31, 2006 as compared with $0.3 million for the year ended December 31, 2005. As of December 31, 2006, we had net operating loss carryforwards for federal and state purposes of approximately $57.7 million and $22.0 million, respectively, which will begin expiring in 2007. As of December 31, 2006, we had research and development credit carryforwards for federal and state purposes of approximately $678,000 and $314,000, respectively, which will begin expiring in 2011 for federal purposes and will carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

•

Our image was negatively affected during 2005 as we experienced a restatement of our financial statements and the resultant late filings of financial statements with the Securities and Exchange Commission, as well as the notification from NASDAQ of the potential for de-listing our common stock. While these matters were satisfactorily resolved by the time we filed our Form 10-Q with the Securities and Exchange Commission for the quarter ended September 30, 2005, we believe customers may have postponed or altogether canceled their plans to purchase a laser system from us. Unit sales in the quarter ended December 31, 2005 demonstrated a significant improvement.

•

Due to a combination of the above-mentioned factors, we experienced a higher than normal rate of sales force attrition in 2005, principally during the first half of the year. As a result, we hired a significant number of new sales representatives, who required substantial sales and product training before becoming productive. This sales force attrition dropped significantly during the second half of 2005.

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

Gross Profit.    Gross profit for the year ended December 31, 2005 was $30.9 million, or 50% of net revenue, a decrease of $5.1 million, as compared with gross profit of $36.0 million, or 59% of net revenue for the year ended December 31, 2004. The decrease in gross profit as a percentage of revenue was caused primarily by an increase in manufacturing costs for the new Waterlase MD system, which was introduced in the fourth quarter of 2004, including associated higher warranty and material scrap expenses, as well to an increase in fixed manufacturing infrastructure, including quality control, materials management, and other support activities. We generated a lower gross margin on the initial production quantities of the Waterlase MD system due to these factors, but experienced an improved margin on the Waterlase MD system during the fourth quarter ended December 31, 2005. This improvement in the fourth quarter resulted largely from a reduction in the number of vendor part and component issues which in turn has recently improved our product reliability and customer satisfaction.

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

Operating Expenses.    Operating expenses for the year ended December 31, 2005 were $48.0 million, or 77% of net revenue, a $2.6 million increase as compared with $45.4 million, or 75% of net revenue for the year ended December 31, 2004. The increase was driven mainly by high levels of legal and compliance costs described below under General and Administrative Expense and the cost of the SurgiLight license described below under Engineering and Development Expense, offset by the absence of patent infringement legal settlement costs in 2005.

On December 16, 2005, the Board of Directors and the Compensation Committee approved accelerating the exercisability of 1,337,500 unvested stock options outstanding under our 2002 stock incentive plan, effective as of December 16, 2005. The options were held by employees, including executive officers, and had a range of exercise prices of $5.98 to $14.36 per share. The closing price per share of our common stock on December 16, 2005, the last trading day before effectiveness of the acceleration, was $7.95. In order to prevent unintended personal benefits, shares of our common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the expiration of such original vesting period.

The purpose of accelerating vesting was to minimize our recognition of compensation expense associated with these options upon adoption of SFAS No. 123R in the first quarter of fiscal 2006. The maximum aggregate pre-tax expense associated with the accelerated options that would have been reflected in our consolidated financial statements in future fiscal years is estimated to be approximately $3.2 million. The accelerated exercisability of options created an additional compensation expense to provide for an estimate of the benefit that would be received by future terminating employees who exercise options prior to the term of their respective original vesting periods. The compensation expense was based on an estimate of the future turnover percentage of 18.63% times the intrinsic value of the accelerated stock options on December 16, 2005 and amounted to additional compensation expense of approximately $204,000, all of which was recognized in the fourth quarter of fiscal 2005.

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

General and Administrative Expense.    General and administrative expenses for the year ended December 31, 2005 increased by $5.4 million, or 47%, to $16.9 million, or 27% of net revenue, as compared with $11.5 million, or 19% of net revenue, for the year ended December 31, 2004. The majority of the increase resulted from costs associated with the restatements of our 2002 and 2003 financial statements and delayed 2004 and 2005 financial statement filings as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, or SOX 404. The most significant of the increases were as follows: an increase in personnel related costs related to increased infrastructure in finance, information technology, human resources and administration of approximately $1.5 million; an increase in temporary labor expenses of approximately $0.8 million; an increase in audit and audit related fees of approximately $3.5 million; and an increase in other professional fees of approximately $1.5 million. Legal expenses decreased in 2005 as compared to 2004 by approximately $1.7 million primarily because of decreased litigation activity.

Engineering and Development Expense.    Engineering and development expenses for the year ended December 31, 2005 increased by $2.8 million, or 79% to $6.4 million, or 10% of net revenue, as compared with $3.6 million, or 6% of net revenue, for the year ended December 31, 2004. The increase was largely due to the $2.0 million purchase of the SurgiLight license, including transaction costs of $0.2 million, to use certain patents in the field of presbyopia, together with higher employee costs and patent fees associated with product development in the ophthalmology and presbyopia space.

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

Liquidity and Capital Resources

At December 31, 2006, we had approximately $16.9 million in net working capital, an increase of $4.1 million from $12.8 million at December 31, 2005. Our principal sources of liquidity at December 31, 2006 consisted of our cash and cash equivalents balance of $14.7 million and a $10.0 million revolving bank line of credit with Comerica Bank (the “Lender”). Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2008, but can be extended by us for an additional year upon Lender approval. Our obligations under the new line bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.

The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. We had no outstanding balance on our line of credit at December 31, 2006.

For the year ended December 31, 2006, our operating activities generated cash of approximately $425,000, compared to cash usage of $17.1 million for 2005. The significant improvement was caused primarily by the reduction in spending levels from 2005, and the cash infusion from the Procter & Gamble and HSIC transactions. We received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, and a separate one-time payment from HSIC of $5.0 million. Both amounts were initially recorded as deferred revenue when received. In the event of a material uncured breach of the P&G definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. We cannot assure you that we will not have to return all or a portion of the $3.0 million payment to P&G.

The most significant changes in operating assets and liabilities for the year ended December 31, 2006 as reported in our Consolidated Statements of Cash Flow was an accounts receivable increase of $7.7 million (before the change in allowance for doubtful accounts). In 2005, a significant portion of our domestic accounts receivable resulted from December sales to third-party leasing companies, which had been collected by the end of 2005. Comparatively, in December 2006, nearly all of our domestic sales were made to HSIC, and most of the associated invoices were outstanding at December 31, 2006. The accounts receivable from HSIC amounted to $10.4 million at December 31, 2006—see Note 11 in the notes to our Consolidated Financial Statements. Other significant changes in operating assets and liabilities were: an inventory decrease of $709,000; a decrease in prepaid expenses and other assets of $619,000; and, a decrease of $1.2 million in accounts payable and accrued liabilities.

On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of December 31, 2006 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2006 for the years ending as indicated below (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years	Total
Operating leases	$723	$1,138	$771	$—	$2,632
SurgiLight agreement	25	50	25	—	100
Insurance premium financing	890	—	—	—	890

Total	$1,638	$1,188	$796	$—	$3,622

Three executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that all three officers were terminated by us without cause or they resigned with good reason, the total severance benefits payable would be approximately $0.5 million based on compensation in effect as of December 31, 2006. In addition, our executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control, the total severance benefits payable would be approximately $1.2 million based on compensation in effect as of December 31, 2006. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

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

	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2006
Net revenue	$16,880	$15,907	$17,066	$19,847
Gross profit(3)	8,764	7,557	8,618	11,550
(Loss) income from operations(1)	(2,219)	(2,438)	(1,134)	953
Net (loss) income(1)	(2,284)	(2,436)	(1,007)	1,038
Net (loss) income per share(2):
Basic	(0.10)	(0.10)	(0.04)	0.04
Diluted	(0.10)	(0.10)	(0.04)	0.04

	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2005
Net revenue	$16,834	$14,533	$11,655	$18,958
Gross profit(3)	9,412	6,337	5,357	9,823
Loss from operations	(4,265)	(6,532)	(5,186)	(997)
Net loss	(4,274)	(6,779)	(5,231)	(1,226)
Net loss per share(2):
Basic	(0.19)	(0.30)	(0.23)	(0.05)
Diluted	(0.19)	(0.30)	(0.23)	(0.05)

(1)	(Loss) income from operations and net (loss) income includes $199,000, $331,000, $363,000 and $604,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively.
(2)	Net (loss) income per share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net (loss) income per common share amount.
(3)	Gross profit quarterly amounts in 2005 and 2006 include reclasses of certain expenses to conform with current year presentation.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We generate a substantial portion of our net revenue from the sale of products outside the United States. Our sales from our international subsidiaries are denominated in their local currencies, and our sales in other international markets are denominated in U.S. dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the foreign currency. An increase in the relative value of the dollar would lead to less income from sales denominated in foreign currencies unless we increase prices, which may not be possible due to competitive conditions in the respective foreign territories. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in foreign currencies. Additionally, we are obligated to pay expenses relating to international subsidiaries in their respective local currencies. Thus, we are also at risk for changes in the value of the dollar relative to the foreign currency with respect to our obligation to pay expenses relating to our international subsidiaries’ operations. An increase in the value of the dollar relative to the foreign currencies would reduce the expenses associated with the operations of our international subsidiaries’ facilities, whereas a decrease in the relative value of the dollar would increase the cost associated with the operations of our international subsidiaries’ facilities.

We currently have a line of credit which bears interest at rates based on the Prime rate or LIBOR. At December 31, 2006, there were no balances outstanding on the line of credit. A change in the Prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in money market account auction rate securities in which there is minimal interest rate risk.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 3, 2005, we dismissed PricewaterhouseCoopers LLP (“PWC”) as our independent registered public accounting firm. Our Audit Committee approved the decision to dismiss its independent registered public accounting firm.

The reports of PWC on our financial statements as of and for the fiscal year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal year ended December 31, 2004 and through August 3, 2005, there was one disagreement with PWC on matters regarding accounting principles and practices, financial statement disclosure, or auditing scope or procedure, which the disagreement, although ultimately resolved to the satisfaction of PWC, was a reportable event as described in Item 304(a)(1)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission (the “ SEC “) pursuant to the Securities Exchange Act of 1934, as amended. There was a disagreement during the year ended December 31, 2004 related to the accounting for penalties and interest on sales tax. Our Audit Committee has discussed the foregoing disagreement with PWC and has authorized PWC to respond fully to BDO Seidman, LLP (“BDO”), our new independent registered public accounting firm, concerning this disagreement. Except for the disagreement noted above, there were no disagreements with PWC on the matters noted above for the fiscal year ended December 31, 2004 and through August 3, 2005 that would have caused PWC to make reference thereto in their reports on our financial statements for such years if such matters were not resolved to the satisfaction of PWC.

We refer to Item 9A of our Form 10-K for the fiscal year ended December 31, 2004 which was filed with the SEC on July 19, 2005 with respect to the eleven material weaknesses in our internal control over financial reporting, which is incorporated herein by reference. Except for the material weaknesses noted above, there were no other reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) for the fiscal year ended December 31, 2004 and through August 3, 2005.

PWC previously indicated in a letter to the SEC that it had no disagreements with the statements contained in the preceding three paragraphs. A copy of their letter to that effect was attached as an exhibit to our Form 8K filed on August 9, 2005.

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

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on our evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, we disclosed that we had not completed the implementation of the remedial measures described in Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. However, as a result of our assessment of our internal controls over financial reporting as of December 31, 2006, we concluded that we have remediated all of the material weaknesses reported as of December 31, 2005. Our remedial efforts relating to the material weakness reported in our December 31, 2005 Annual Report included, but were not limited to, the integration of our inventory management process with our financial accounting and reporting system, which assists in ensuring the timely recording of inventory movement in the perpetual system and the general ledger. The implementation of this integrated system allowed us to automate processes surrounding inventory movement, production and shop floor activities and management of materials and related standard costs.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that BIOLASE Technology, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that BIOLASE Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BIOLASE Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BIOLASE Technology, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006, and our report dated March 16, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 16, 2007

PART III

Item 10.    Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2007.

Item 11.    Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2007.

There is hereby incorporated herein by reference the information appearing under the caption Equity Compensation Plan Information in the proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2007.

Item 13.    Certain Relationships and Related Transactions

There is hereby incorporated herein by reference the information appearing under the caption Certain Relationships and Related Transactions in the proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2007.

Item 14.    Principal Accountant Fees and Services

There is hereby incorporated herein by reference the information appearing under the caption Independent Auditor Fee Information in the proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws. (Filed January 10, 2007 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.1	Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)

4.2	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)

4.3	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (included in Exhibit 3.1.)

Exhibit Number	Description
4.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)

4.5	Rights Agreement dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)

4.6	Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)

4.7	Warrant to Purchase 81,037 shares of Common Stock of Biolase Technology, Inc. issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

4.8	Registration Rights Agreement between Biolase Technology, Inc. and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

4.9	Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.7	Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.9	BIOLASE and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.10	Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.11	Credit Agreement dated May 14, 2003, between Bank of the West and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)

10.12	Amendment to Credit Agreement dated June 1, 2004 between the Registrant and the Bank of the West. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.13*	Employment Agreement dated January 1, 2002 between the Registrant and Jeffrey W. Jones. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002 and incorporated herein by reference.)

10.14*	Employment Agreement dated December 12, 2003, between the Registrant and Jeffrey W. Jones. (Filed with Registrant’s Annual Report on Form 10-K filed March 3, 2004 and incorporated herein by reference.)

10.15†*	Employment Offer Letter dated January 8, 1999 from the Registrant to Keith G. Bateman. (Filed with Registrant’s Quarterly Report on Form 10-Q/A filed July 24, 2002 and incorporated herein by reference.)

10.16*	Employment Agreement dated October 24, 2004 between the Registrant and John W. Hohener, as amended by Amendment No. 1 to Employment Agreement dated November 26, 2004. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.17*	Employment Agreement dated October 26, 2004 between the Registrant and Robert E. Grant. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

Exhibit Number	Description
10.18*	Employment Agreement dated December 12, 2005 between the Registrant and Richard L. Harrison. (Filed with Registrant’s Current Form 8-K filed December 12, 2005 and incorporated herein by reference.)

10.19*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)

10.20*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.21*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

10.22*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

10.23*	2002 Stock Option Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)

10.24*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.25	Standard Industrial/Commercial Single-Tenant Lease-Net dated March 14, 2001 between Pacific Consolidated Holdings, LLC and the Registrant. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.26	Basic Sublease Terms dated February 19, 2004 between Legacy Electronics, Inc. and the Registrant. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)

10.27	Third Amendment to Credit Agreement dated September 19, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

10.28	Letter agreement dated June 10, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

10.29†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and Biolase Technology, Inc. (Filed January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.30†	License Agreement between SurgiLight, Inc. and Biolase Technology, Inc. dated February 3, 2005 (Filed March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.31*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.32	Fourth Amendment to Credit Agreement dated November 4, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.33	Security Agreement dated November 4, 2005 between Bank of the West and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)

10.34*	Form of Resale Restriction Agreement dated December 16, 2005 between Registrant and certain key employees and officers. (Filed December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

Exhibit Number	Description
10.35*	Employment Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

10.36*	Resale Restriction Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

10.37	Lease dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed January 17, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)

10.38	Amendment No. 1 to Employment Agreement of Robert E. Grant dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.39*	Amendment No. 1 to Employment Agreement of Richard L. Harrison dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.40*	Amendment No. 1 to Employment Agreement of Jeffrey W. Jones dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.41*	Memo to Keith G. Bateman from Biolase Technology, Inc. regarding Severance Benefits Payable On Change of Control, dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.42*	Memo to James M. Haefner from Biolase Technology, Inc. regarding Severance Benefits Payable On Change of Control, dated February 10, 2006. (Filed with the Registrant’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

10.43*	Separation Agreement, effective June 15, 2006, between Biolase Technology, Inc. and James Haefner (Filed with the Registrant’s Current Report on Form 8-K filed June 12, 2006 and incorporated herein by reference.)

10.44†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.)

10.45†	License and Distribution Agreement dated as of August 8, 2006 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)

10.46	Loan and Security Agreement entered into as of September 28, 2006, by and between Comerica Bank and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)

10.47	Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition Corp. for the benefit of Comerica Bank under the Loan Agreement. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)

10.48	Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition II, Inc. for the benefit of Comerica Bank under the Loan Agreement. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)

14.1	Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24.1	Power of Attorney (included in Signature page).

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2007	BIOLASE TECHNOLOGY, INC.,
a Delaware Corporation
(registrant)

	By:	/s/ JEFFREY W. JONES
Jeffrey W. Jones
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of BIOLASE Technology, Inc., do hereby constitute and appoint Jeffrey W. Jones and Richard L. Harrison, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY W. JONES Jeffrey W. Jones	President, Chief Executive Officer, (Principal Executive Officer) Director and Vice Chairman of the Board	March 16, 2007

/s/ RICHARD L. HARRISON Richard L. Harrison	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ GEORGE V. D’ARBELOFF George V. d’Arbeloff	Director and Chairman of the Board	March 16, 2007

/s/ FEDERICO PIGNATELLI Federico Pignatelli	Director and Chairman Emeritus	March 16, 2007

/s/ ROBERT M. ANDERTON, DDS Dr. Robert M. Anderton	Director	March 16, 2007

/s/ DANIEL S. DURRIE, M.D. Daniel S. Durrie, M.D.	Director	March 16, 2007

/s/ NEIL J. LAIRD Neil J. Laird	Director	March 16, 2007

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BIOLASE Technology, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE Technology, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. We have also audited the accompanying consolidated financial statement schedule as of and for the years ended December 31, 2006 and 2005. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BIOLASE Technology, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the accompanying consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2006 and 2005.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R Share-Based Payment, which addresses the accounting for stock based transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BIOLASE Technology, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BIOLASE Technology, Inc.:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of BIOLASE Technology, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California

March 15, 2007

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,676	$8,272
Short-term investments, restricted	—	9,863
Accounts receivable, less allowance of $1,357 and $420 in 2006 and 2005, respectively	15,193	8,404
Inventory, net	7,774	8,623
Prepaid expenses and other current assets	1,346	1,293

Total current assets	38,989	36,455
Property, plant and equipment, net	4,851	3,827
Intangible assets, net	1,469	1,831
Goodwill	2,926	2,926
Deferred tax asset	35	—
Other assets	308	90

Total assets	$48,578	$45,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,000
Accounts payable	7,699	7,759
Accrued liabilities	8,933	8,612
Deferred revenue	5,431	2,246
Deferred gain on sale of building, current portion	—	16

Total current liabilities	22,063	23,633
Deferred tax liability	271	202
Deferred revenue—long term	4,278	—

Total liabilities	26,612	23,835

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 25,741 and 25,218 shares issued in 2006 and 2005, respectively; 23,777 shares and 23,254 shares outstanding in 2006 and 2005, respectively	26	26
Additional paid-in capital	111,415	106,484
Accumulated other comprehensive gain (loss)	108	(322)
Accumulated deficit	(73,184)	(68,495)

	38,365	37,693
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	21,966	21,294

Total liabilities and stockholders’ equity	$48,578	$45,129

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Products and services revenues	$68,852	$61,486	$60,111
License fees and royalty revenue	848	494	540

Net revenue	69,700	61,980	60,651
Cost of revenue	33,211	31,051	24,642

Gross profit	36,489	30,929	36,009

Other income, net	6	80	32

Operating expenses:
Sales and marketing	24,400	24,730	23,126
General and administrative	11,709	16,869	11,506
Engineering and development	4,876	6,390	3,576
Patent infringement legal settlement	348	—	6,446
Impairment of intangible asset	—	—	747

Total operating expenses	41,333	47,989	45,401

Loss from operations	(4,838)	(16,980)	(9,360)
Gain (loss) on foreign currency transactions	251	(462)	86
(Loss) gain on sale of marketable securities	—	(45)	91
Interest income	448	594	470
Interest expense	(388)	(348)	(88)

Non-operating income (loss), net	311	(261)	559

Loss before income tax provision	(4,527)	(17,241)	(8,801)
Income tax provision	162	269	14,413

Net loss	$(4,689)	$(17,510)	$(23,214)

Net loss per share:
Basic	$(.20)	$(0.76)	$(1.00)

Diluted	$(.20)	$(0.76)	$(1.00)

Shares used in the calculation of net loss per share:
Basic	23,472	23,051	23,181

Diluted	23,472	23,051	23,181

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balances, December 31, 2003	21,559	$59,156	—	—	$(147)	$(27,771)	$31,238	$18,959

Exercise of stock options	423	1,250	—	—	—	—	1,250
Issuance of common stock	2,500	43,375	—	—	—	—	43,375
Issuance costs		(1,505)	—	—	—	—	(1,505)
Dividend declared	—	(689)	—	—	—	—	(689)
Treasury stock	—	—	(1,964)	$(16,399)	—	—	(16,399)
Net loss	—	—	—	—	—	(23,214)	(23,214)	(23,214)
Unrealized loss on marketable securities	—	—	—	—	(13)	—	(13)	(13)
Foreign currency translation adjustment	—	—	—	—	(65)	—	(65)	(65)

Balances, December 31, 2004	24,482	101,587	(1,964)	(16,399)	(225)	(50,985)	33,978	(23,292)

Exercise of stock options	329	1,243	—	—	—	—	1,243
Issuance of common stock	407	3,533	—	—	—	—	3,533
Issuance of warrants	—	443	—	—	—	—	443
Dividend declared	—	(689)	—	—	—	—	(689)
Stock-based compensation	—	189	—	—	—	—	189
Compensation for stock option acceleration	—	204	—	—	—	—	204
Net loss	—	—	—	—	—	(17,510)	(17,510)	(17,510)
Unrealized loss on marketable securities	—	—	—	—	(105)	—	(105)	(105)
Foreign currency translation adjustment	—	—	—	—	8	—	8	8

Balances, December 31, 2005	25,218	106,510	(1,964)	(16,399)	(322)	(68,495)	21,294	(17,607)

Exercise of stock options	523	3,086	—	—	—	—	3,086
Stock-based compensation	—	1,497	—	—	—	—	1,497
Diodem Patent Settlement	—	348	—	—	—	—	348
Net loss	—	—	—	—	—	(4,689)	(4,689)	(4,689)
Reclassification adjustment equal to realized gain on marketable securities	—	—	—	—	118	—	118	118
Foreign Currency Translation adjustment	—	—	—	—	312	—	312	312

Balances, December 31, 2006	25,741	$111,441	(1,964)	$(16,399)	$108	$(73,184)	$21,966	$(4,259)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net loss	$(4,689)	$(17,510)	$(23,214)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,301	1,233	696
Loss on disposal of assets, net	(10)	(53)	(32)
Impairment of intangible asset	—	—	747
Provision for bad debts	941	131	354
Provision for inventory excess and obsolescence	140	711	441
Stock-based compensation	1,497	393	—
Issuance of common stock for patent litigation settlement	348	—	—
Deferred income taxes	34	41	14,320
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(7,730)	1,100	(4,218)
Inventory	709	(1,155)	(4,813)
Prepaid expenses and other current assets	619	(442)	327
Accounts payable and accrued liabilities	(1,198)	1,722	6,136
Accrued legal settlement	—	(3,000)	6,446
Deferred revenue	7,463	(222)	1,239

Net cash and cash equivalents provided by (used in) operating activities	425	(17,051)	(1,571)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	—	(19,977)	(76,970)
Proceeds from sale or maturity of available-for-sale securities	9,981	35,291	51,773
Additions to property, plant and equipment	(2,325)	(1,864)	(1,431)
Proceeds from sale of property, plant and equipment	53	—	—
Additions to other intangible assets	—	—	(70)

Net cash and cash equivalents provided by (used in) investing activities	7,709	13,450	(26,698)

Cash Flows From Financing Activities:
Borrowings under a line of credit	14,047	17,225	13,800
Payments under a line of credit	(19,047)	(12,225)	(15,592)
Payments on insurance notes	—	—	(888)
Proceeds from issuance of common stock, net	—	—	41,870
Proceeds from exercise of stock options and warrants	3,086	1,244	1,250
Payment of cash dividend	—	(689)	(689)
Repurchase of common stock	—	—	(16,399)

Net cash and cash equivalents (used in) provided by financing activities	(1,914)	5,555	23,352

Effect of exchange rate changes	184	178	(54)
Increase (decrease) in cash and cash equivalents	6,404	2,132	(4,971)
Cash and cash equivalents, beginning of year	8,272	6,140	11,111

Cash and cash equivalents, end of year	$14,676	$8,272	$6,140

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$362	$306	$49
Income taxes	$167	$4	$111
Diodem legal settlement:
Total consideration	$—	$6,976	$—
Common stock issued	—	(3,533)	—
Warrants issued	—	(443)	—

Cash paid	$—	$3,000	$—

Non-cash investing activity:
Leasehold improvements capitalized and paid by the landlord	$569	$—	$—

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

Basis of Presentation

The consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its wholly-owned subsidiaries. We have eliminated all material intercompany transactions and balances in the accompanying consolidated financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the realizability of goodwill and indefinite-lived intangible assets, effects of stock-based compensation and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Depreciation expense for 2006, 2005 and 2004 was approximately $1,939,000, $872,000 and $448,000, respectively. Depreciation expense for the year ended December 31, 2006 included approximately $400,000 of accelerated depreciation resulting from the abandonment of certain equipment, furniture and fixtures and computer related equipment in connection with our move to a new leased facility in April 2006 and a write-down totaling $262,000 related to a physical count of certain assets.

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

Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Foreign Currency Translation and Transactions

Transactions of our German, Australian and New Zealand subsidiaries are denominated in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive gain (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

Revenue Recognition

We sell products domestically to customers through our direct sales force, and internationally through a direct sales force and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We record revenue for all sales upon shipment assuming all other revenue recognition criteria are met.

On July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase system include separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered elements. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of December 31, 2006 and 2005 is $818,000 and $1.3 million, respectively of deferred revenue attributable to undelivered elements, which primarily consists of training and installation.

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2006 and 2005, $248,000 and $226,000, respectively, were recorded as a reduction of accounts receivable.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of December 31, 2006 and 2005 is $1.4 million and $931,000 for our extended warranty contracts, respectively.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $292,000, $493,000 and $540,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. As a result of this agreement, effective September 1, 2006, nearly all of our sales in the United States and Canada are made to HSIC. Sales to HSIC are recorded upon shipment from our facility and payment of our invoices is generally due within 60 days or less.

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

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the years ended December 31 were as follows (in thousands):

Initial warranty accrual, December 31, 2003	$727
Warranty expenditures-initial and extended	(2,264)
Provision for warranties	2,448

Initial warranty accrual, December 31, 2004	911
Warranty expenditures—initial and extended	(2,288)
Provision for warranties	2,588

Initial warranty accrual, December 31, 2005	1,211
Warranty expenditures—initial and extended	(3,165)
Provision for warranties	4,352

Initial warranty accrual, December 31, 2006	$2,398

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to our customers for shipping and handling are included as a component of revenue.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2006, 2005 and 2004, were approximately $987,000, $1,551,000 and $1,578,000, respectively.

Engineering and Development

Engineering and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. In 2005, engineering and development expenses included $1.8 million related to the purchase of the SurgiLight license for the use of certain patents in the field of presbyopia. Engineering and development costs are expensed as incurred.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. Prior to the adoption of FAS 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or “APB”, Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby we recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin 107, (“SAB 107”), regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in its adoption of FAS 123R.

Under the modified prospective transition method, the provisions of FAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

On December 16, 2005, the Board of Directors and the Compensation Committee approved accelerating the exercisability of 1,337,500 unvested stock options outstanding under our 2002 stock incentive plan, effective as of December 16, 2005. The options were held by employees, including executive officers, and had a range of exercise prices of $5.98 to $14.36 per share. The closing price per share of our common stock on December 16, 2005, the last trading day before effectiveness of the acceleration, was $7.95. In order to prevent unintended personal benefits, shares of our common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the expiration of such original vesting period.

The purpose of accelerating vesting was to minimize our recognition of compensation expense associated with these options upon adoption of FAS 123R in the first quarter of fiscal 2006. The maximum aggregate pre-tax expense associated with the accelerated options that would have been reflected in our consolidated financial statements in future fiscal years is estimated to be approximately $3.2 million. The accelerated exercisability of options created an additional compensation expense to provide for an estimate of the benefit that would be received by future terminating employees who exercise options prior to the term of their respective original vesting periods. The compensation expense was based on estimate of the future turnover percentage of 18.63% times the intrinsic value of the accelerated stock options on December 16, 2005 and amounted to additional compensation expense of approximately $204,000, all of which was recognized in the fourth quarter of fiscal 2005.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we had $1,877,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.2 years.

During the year ended December 31, 2006, we recognized compensation cost related to stock options of $1,497,000. The net impact to earnings for the year ended December 31, 2006 was $(0.06) per diluted share. During the years ended December 31, 2005, and 2004, we recognized compensation cost related to stock options of $393,000 and $0, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2006	2005
Cost of revenue	$129	$—
Sales and marketing	315	76
General and administrative	1,011	128
Engineering and development	42	189

	$1,497	$393

Prior to January 1, 2006, we measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed under APB 25 and related interpretations, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123.

The following table illustrates the effect on 2005 and 2004 net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock-based employee compensation plans (in thousands except per share data):

	Years Ended December 31,
	2005	2004
Reported net loss	$(17,510)	$(23,214)
Stock-based employee compensation expense included in net loss	393	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,915)	(5,334)

Pro forma net loss	$(21,032)	$(28,548)

Basic net loss per share:
Reported	$(0.76)	$(1.00)
Pro forma	(0.91)	(1.23)
Diluted net loss per share:
Reported	(0.76)	(1.00)
Pro forma	(0.91)	(1.23)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, we did and expect to continue to estimate their fair values using the Black-Scholes option-

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing model. This option pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, we have used a dividend yield of zero as we do not intend to pay dividends on our common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of our common stock. The expected term is estimated by analyzing our historical share option exercise experience over a five year period, in accordance with the provisions of SEC Staff Accounting Bulletin 107. We believe that the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, have used a stock volatility factor based on the historical volatility of our common stock over a period of time approximating the estimated lives of our stock options. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. FAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates. The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Expected term (years)	4.20	4.00	3.62
Volatility	58%	63%	65%
Annual dividend per share	$0.00	$0.00	$0.06
Risk-free interest rate	4.75%	3.70%	3.22%

Net (Loss) Income Per Share—Basic and Diluted

Basic net (loss) income per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted income per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Stock options and warrants to purchase 3,939,000, 4,392,000 and 4,070,000 shares were not included in the diluted (loss) income per share amounts for the years ended December 31, 2006, 2005 and 2004, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective January 1, 2007. We do not believe that the adoption of the provisions of FIN 48 will materially impact our consolidated financial position and consolidated results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We adopted the provisions of SAB 108 effective during the fourth quarter of 2006. The adoption of SAB 108 had no impact on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial position and consolidated results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FAS 5, Accounting for Contingencies. The guidance in this FSP amends FAS 133, Accounting for Derivative Financial Instruments and Hedging Activities, FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not believe the adoption of EITF 00-19-2 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115 that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on our consolidated financial statements when implemented. This statement is being reviewed in conjunction with the requirements of FAS 157 discussed above.

NOTE 3—INVESTMENTS IN MARKETABLE SECURITIES

We account for our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments classified as “available for sale” are reported at fair value with unrealized gains (losses) recorded as a component of comprehensive income (loss) until realized. In the event the fair value of an investment declines and is deemed to be other than temporary, we write down the carrying value of the investment to its fair value. Our investments are comprised of U.S. treasury debt securities, have been classified as available-for-sale, and have maturities greater than three months and less than one year. As of December 31, 2006, we had no short term investments. As of December 31, 2005, no securities were impaired. The following summarizes our investments as of December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term
U. S. Treasury debt securities-December 31, 2005	$9,981	$(118)	$9,863

Realized gains (losses) for the years ended December 31, 2005 and 2004 were ($45,000) and $91,000, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SUPPLEMENTARY BALANCE SHEET INFORMATION

	December 31,
	2006	2005
ACCOUNTS RECEIVABLE (in thousands):
Components of accounts receivable, net of allowances are as follows:
Trade	$14,993	$8,028
Royalties	113	199
Other	87	177

Total receivables	$15,193	$8,404

Following are the changes in the allowance for doubtful accounts and the allowance for sales returns during the years ended 2006, 2005 and 2004 (in thousands):

	Balance at Beginning of Year	Additions	Write-offs and returns	Balance at End of Year
Year Ended December 31, 2004
Allowance for doubtful accounts	64	354	(34)	384
Allowance for sales returns	327	674	(581)	420
Year Ended December 31, 2005
Allowance for doubtful accounts	384	131	(95)	420
Allowance for sales returns	420	298	(492)	226
Year Ended December 31, 2006
Allowance for doubtful accounts	420	941	(4)	1,357
Allowance for sales returns	226	265	(243)	248

	December 31,
	2006	2005
INVENTORY, NET (in thousands):
Raw materials	$2,554	$3,116
Work-in-process	663	1,542
Finished goods	4,557	3,965

Inventory, net	$7,774	$8,623

Inventory is net of allowances for excess and obsolete

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the changes in the reserve for excess and obsolete inventory during the years 2006, 2005 and 2004 (in thousands):

Reserve for Excess and Obsolete Inventory
Balances at December 31, 2003	$246
Charged to operations	441
Write-offs	—

Balances at December 31, 2004	687
Charged to operations	711
Write-offs	(825)

Balances at December 31, 2005	573
Charged to operations	140
Write-offs	(30)

Balances at December 31, 2006	$683

Effective January 1, 2006, we adopted FAS 151 Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (FAS 151), which requires that abnormal amounts of idle facility expenses, freight, handling costs and wasted material be recognized as current period charges. FAS 151 also requires that the allocation of the fixed production overhead be based on the normal capacity of the production facilities. The adoption of this standard on our consolidated financial results of operations was immaterial.

	December 31,
	2006	2005
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):
Land	$315	$283
Building	867	778
Leasehold improvements	938	279
Equipment and computers	4,436	3,271
Furniture and fixtures	934	1,018
Construction in progress	62	77

	7,552	5,706
Accumulated depreciation	(2,701)	(1,879)

Property, plant and equipment, net	$4,851	$3,827

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our move to a new leased facility in April 2006, leasehold improvements include $569,000 of tenant improvements that were paid by the landlord.

	December 31,
	2006	2005
ACCRUED LIABILITIES (in thousands):
Payroll and benefits	$2,584	$2,808
Warranty	2,398	1,211
Sales tax	179	667
Amounts due to customers	—	638
Deferred rent credit	485	—
Accrued professional services	1,055	1,192
Accrued insurance premium	890	911
Other	1,342	1,185

Accrued liabilities	$8,933	$8,612

Prior to 2006, we reimbursed our customers for their costs related to certain marketing programs for which we do not receive an identifiable benefit. We reduced the revenue recognized at the time of the original sale by the amount we were obligated to pay our customers. Amounts due to customers represented our obligation to reimburse our customers for these programs within a specified time period. Expired amounts were recognized as revenue.

Included in the sales tax liability is $10,000 as of December 31, 2005 of penalties and interest determined in accordance with the applicable state statutes for amounts collected from customers but not remitted to the state.

	December 31,
	2006	2005
DEFERRED REVENUE (in thousands):
License fee from Henry Schein, Inc.—unamortized portion	$4,444	$—
License fee from Procter & Gamble	3,000	—
Undelivered elements (training and installation)	818	1,315
Extended warranty contracts	1,447	931

Total Deferred Revenue	9,709	2,246

Less Long-Term amounts:
License fee from Henry Schein, Inc.	(2,778)	—
License fee from Procter & Gamble	(1,500)	—

Total Deferred Revenue—Long Term	(4,278)	—

Total Deferred Revenue—Current	$5,431	$2,246

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenues on a straight-line basis over the three year-term of the agreement.

Under the agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we will have the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products itself), (iii) reduce certain discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.

On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is expected to be amortized over a two-year period commencing January 25, 2007.

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2006 and concluded there had not been any impairment. During 2004, we changed our strategy to focus our sales efforts on high-end laser products such as the new Waterlase MD system, which was first sold during the fourth quarter of 2004. This conclusion was due to the increased competition for relatively low-priced laser devices. As a result, the actual sales of DioLase Plus were below our original expectations and we expect this trend to continue. We estimated the fair value of the DioLase Plus trade name using our revised strategy and based on a relief from royalty approach using discounted cash flows from revised projected DioLase Plus revenue. The excess of the carrying value over the asset’s estimated fair value was recorded as a charge of $747,000 to operations during the year ended December 31, 2004.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets in 2006 and 2005. We recorded amortization expense for the years ended December 31, 2006, 2005 and 2004 of $362,000, $361,000 and $248,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $358,000, $350,000, $128,000, $117,000 and $117,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2006				As of December 31, 2005
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,814	$(786)	$—	$1,028	$1,814	$(532)	$—	$1,282
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(384)	—	209	593	(276)	—	317

Total	$3,455	$(1,239)	$(747)	$1,469	$3,455	$(877)	$(747)	$1,831

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 6—BANK LINE OF CREDIT AND DEBT

On September 28, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (the “Lender”) which replaced the loan agreement previously held with Bank of the West (“BOW”). During the third quarter, we paid off all outstanding loans and related interest due to BOW. Under the Loan Agreement, the Lender agreed to extend a revolving loan (the “Revolving Line”) to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2008 (the “Maturity Date”), but can be extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bear interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property).

The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the Collateral. We were in compliance with such financial covenants as of December 31, 2006.

As of December 31, 2006, no amounts were outstanding under the Loan Agreement and the Lender waived the minimum cash amount at Lender covenant of $6.0 million as of this date.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.

Prior to the Comerica Loan and Security Agreement, we had a $10.0 million credit facility with a bank which terminated on September 28, 2006. At December 31, 2005, $5.0 million was outstanding on this credit facility. The facility was collateralized with our short-term investment in U.S. Treasury debt securities which had a fair market value of $9.9 million as of December 31, 2005, and which was shown as short-term investments, restricted on our consolidated balance sheets. In addition, we had granted the bank a security interest in and to all our equipment, inventory, accounts receivable and other assets. Borrowings under the amended facility bore interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and were payable on demand upon expiration of the facility. All borrowings during the year ended December 31, 2005 were at prime rate. At December 31, 2004, there were no borrowings outstanding on this line of credit.

In November 2003, we financed $489,000 of insurance premiums payable in ten equal monthly installments of approximately $45,000 each, including a finance charge of 3.3%. In December 2003, we financed an additional $598,000 of insurance premiums payable in ten equal monthly installments of approximately $54,000 each, including a finance charge of 2.9%. In December 2005, we financed $911,000 of insurance premiums payable in ten equal monthly installments of approximately $93,000 each, including a finance charge of 4.99%. In December 2006, we financed $890,000 of insurance premiums payable in ten equal monthly installments of approximately $91,000 each, including a finance charge of 5.89%.

NOTE 7—INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$1	$26	$—
State	3	17	12
Foreign	124	185	81

	128	228	93
Deferred:
Federal	64	35	13,074
State	5	6	1,246
Foreign	(35)	—	—

	34	41	14,320

	$162	$269	$14,413

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2006	2005	2004
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	(18.8)%	35.5%	212.0%
State tax benefit (net of federal effect)	13.6%	(3.3)%	(9.8)%
Research credits	(2.1)%	(.6)%	(1.3)%
Foreign amounts with no tax benefit	—	1.0%	(0.3)%
Non-deductible expenses	3.3%	(0.1)%	(0.7)%
Stock option-no tax benefit	(8.7)%	—	—
Derecognition of NOL for FAS 123R	45.6%	—	—
Other	4.7%	3.1%	(2.1)%

Total	3.6%	1.6%	163.8%

The components of the deferred income tax assets and liabilities for the years ended December 31(in thousands):

	2006	2005
Capitalized intangible assets for tax purposes	$3,245	$3,751
Reserves not currently deductible	2,163	1,330
Inventory	628	609
Stock options	612	—
Income tax credits	1,022	871
Other comprehensive income	(43)	129
Acceleration of stock options	—	85
Deferred intercompany gain	1,292	—
Net operating losses	18,597	21,908

Total deferred tax assets	27,516	28,683
Valuation allowance	(26,634)	(27,971)

Net deferred tax assets	882	712
Capitalized intangible assets	(271)	(202)
Property and equipment	(385)	(209)
State taxes	1	1
Other	(463)	(504)

Total deferred tax liabilities	(1,118)	(914)

Net deferred tax liabilities	$(236)	$(202)

Based upon our operating losses during 2006 and 2005, and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2006 will not be realized, excluding the foreign deferred tax asset in the amount of $35,000. Consequently, we have a valuation allowance against our net deferred tax assets, excluding the foreign operations, in the amount of $26.6 million as of December 31, 2006. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the operating loss carryforwards included in the deferred tax asset and liability schedule above are excess tax deductions relating to stock options that have not been realized. When the benefit of the operating losses containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2006, the cumulative unrealized excess tax deductions amounted to $6.1 million. These amounts have been excluded from the operating loss carryforward. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, we would expect to increase additional paid-in-capital by approximately $2.3 million. We have adopted the “with and without tax” method of ordering net operating losses whereby the net operating losses generated from stock options are treated as the last net operating losses to be utilized against taxable income.

As of December 31, 2006, we had net operating loss carryforwards for federal and state purposes of approximately $57.7 million and $22.0 million, respectively, which begin to expire in 2007. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that as of December 31, 2006, we have for federal income tax purposes, approximately $57.7 million of NOL carryforwards. Of this amount, approximately $54.3 million is available to offset taxable income generated in future years. Additional NOL carryforwards will become available at the rate of approximately $1.0 million per year for the years 2007 through 2010. As of December 31, 2006, we had research and development tax credit carryforwards for federal and state purposes of approximately $678,000 and $314,000, respectively, which will begin to expire in 2011 for federal purposes and will carryforward indefinitely for state purposes. However, any future ownership change qualifying under Section 382 may limit our ability to use remaining NOL and credit carryforwards.

U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings for our non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

In January 2006, we entered into a five-year lease for our new 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California with initial monthly installments of $38,692 and annual adjustments over the lease term. We have projected rent expense during the five-year lease and are recognizing rent expense on a straight line basis with the difference between rent expense and rent paid recorded to deferred rent. These amounts are reflected in the commitments as of December 31, 2006 listed below. We also lease certain office equipment and automobiles under operating lease arrangements.

Future minimum rental commitments under operating leases with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2007	$723
2008	586
2009	552
2010	571
2011	200
Thereafter	—

Total future minimum lease obligations	$2,632

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was $877,000, $691,000 and $595,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Licensed patent rights

In February 2005, we purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2.0 million including related transaction costs, from SurgiLight, Inc. The entire consideration, including the transaction costs, has been expensed as in-process research and development. In 2006, additional consideration totaling $100,000 was expensed as incurred with the remaining $100,000 to be expensed through 2010, in accordance with FAS 2, Accounting for Research and Development Costs.

Employee arrangements and other compensation

Three executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that all three officers were terminated by us without cause or they resigned with good reason, the total severance benefits payable would be approximately $0.5 million based on compensation in effect as of December 31, 2006. In addition, our executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control, the total severance benefits payable would be approximately $1.2 million based on compensation in effect as of December 31, 2006. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

In June 2005, our Board of Directors resolved to make a one-time payment of $90,000 to a director, Mr. George d’Arbeloff, in connection with his service as audit committee chair and the extraordinary efforts he contributed in connection with the 2004 audit (and contemporaneous restatement of 2002 and 2003 financial statements). This amount was recorded as a general and administrative expense in the third quarter of 2005.

Litigation

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, our motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, three stockholders have filed derivative actions in the state court in California seeking recovery on our behalf, alleging, among other things, breach of fiduciary duties by those individual defendants and by the members of our Board of Directors. The class action lawsuit and the

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative actions are still in the pretrial stage and no discovery has been conducted by any of the parties. However, based on the facts presently known, management believes they have meritorious defenses to these actions and intends to vigorously defend them. As of December 31, 2006, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock and Stock Purchase Warrants

At December 31, 2006, we had 25,741,000 shares of common stock issued with 23,777,000 shares outstanding. 50,000,000 shares of our common stock are authorized for issuance. We have 1,964,000 shares of common stock in our treasury.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, we announced a policy to pay a cash dividend of $0.01 per share every other month payable to the stockholders of record when declared by the Board of Directors. In August 2005, our Board of Directors voted to discontinue the dividend policy. Dividends totaling $689,000 were both declared and paid in 2005 and in 2004 to stockholders of record under this program.

In January 2005, we issued 361,664 shares of common stock and a five year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock placed in escrow related to the legal settlement described in Note 8 to the Consolidated Financial Statements and which shares were released from escrow in July 2006.

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price Per Share
Warrants outstanding, December 31, 2004	—	$—
Warrants issued in 2005	81,037	$11.06

Warrants outstanding, December 31, 2005 and 2006	81,037	$11.06

Stock Options

We have three stock-based compensation plans—the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under the 2002 Stock Incentive Plan, as of December 31, 2006, a total of 4,950,000 shares have been authorized for issuance, of which 897,000 shares have been issued for options which have been exercised, 3,666,000 shares have been reserved for options that are outstanding and 387,000 shares are available for the granting of additional options.

Stock options may be granted as incentive or nonqualified options; however, no incentive stock options have been granted to date. The exercise price of options equals the market price of the stock as of the date of grant. Options may vest over various periods but typically vest on a quarterly basis over three years. Options expire after ten years or within a specified time from termination of employment, if earlier. We issue new shares of common stock upon the exercise of stock options.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2003	3,316,000	$5.45
Granted at fair market value	1,290,000	$9.34
Exercised	(423,000)	$2.96
Forfeited	(113,000)	$11.90

Options outstanding, December 31, 2004	4,070,000	$6.76
Granted at fair market value	1,065,000	$7.13
Exercised	(356,000)	$4.08
Forfeited	(468,000)	$9.63

Options outstanding, December 31, 2005	4,311,000	$6.74
Granted at fair market value	666,000	$8.31
Exercised	(523,000)	$5.90
Forfeited	(596,000)	$9.20

Options outstanding, December 31, 2006	3,858,000	$6.75	6.16	$11,023,000

Options exercisable, December 31, 2006	3,260,000	$6.51	5.58	$10,444,000
Options expired during 2006	321,000	$9.81		$—

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2006:

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$2.00 - $2.99	923,000	$2.20	2.66	923,000	$2.20
$3.00 - $3.99	132,000	$3.72	.89	132,000	$3.72
$4.00 - $4.99	114,000	$4.01	5.68	114,000	$4.01
$5.00 - $5.99	617,000	$5.30	5.61	611,000	$5.29
$6.00 - $9.99	1,240,000	$7.44	8.42	729,000	$7.29
$10.00 - $13.99	440,000	$11.40	7.03	373,000	$11.58
$14.00 - $22.00	392,000	$14.21	7.05	378,000	$14.19

Total	3,858,000	$6.75	5.96	3,260,000	$6.51

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash proceeds along with fair value disclosures related to grants, exercises, and vested options are provided in the following table (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2006	2005	2004
Proceeds from stock options exercised	$3,086	$1,243	$1,250
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$1,300	$1,011	$4,743
Weighted-average fair value of options granted	$4.19	$3.62	$4.53
Total fair value of shares vested during the year(3)	$1,582	$7,994	$3,044

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
(3)	For 2005, the total fair value of shares vested includes $3.2 million associated with the acceleration of vesting of certain stock options on December 16, 2005.

A summary of the status of our unvested options as of December 31, 2005, and changes during the twelve months ended December 31, 2006, is presented below:

Unvested Options	Options	Weighted- Average Grant- Date Fair Value
Unvested options at December 31, 2005	425,000	$3.94
Granted	666,000	$4.19
Vested	(382,000)	$4.14
Forfeited	(111,000)	$3.83

Unvested options at December 31, 2006	598,000	$4.11

NOTE 10—SEGMENT INFORMATION

We currently operate in a single business segment. For the year ended December 31, 2006, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 10% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 27% of our net revenue. For the year ended December 31, 2005, sales in EMEA accounted for approximately 11% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 19% of our net revenue. For the year ended December 31, 2004, sales in EMEA accounted for approximately 12% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 13% of our net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$43,674	$43,592	$45,505
Europe, Middle East and Africa	7,045	6,527	7,247
Canada, Asia, Latin America and Pacific Rim	18,981	11,861	7,899

	$69,700	$61,980	$60,651

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets located outside of the United States at our foreign subsidiaries were $1.2 million and $989,000 as of December 31, 2006 and 2005, respectively.

NOTE 11—CONCENTRATIONS

Revenue from our Waterlase systems, our principal product, comprised 80%, 83%, and 84% of our total net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue from our Diode systems comprised 5%, 9% and 11% of our total revenue for the same periods.

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Approximately 28% of our revenue in 2006 was generated through sales to HSIC. Prior to entering into the distribution agreement with HSIC, many dentists financed their purchases through third-party leasing companies. In these transactions, the leasing company was considered the purchaser. Approximately 19%, 35% and 28% of our revenue in 2006, 2005 and 2004, respectively, were generated from dentists who financed their purchase through one leasing company, National Technology Leasing Corporation (“NTL”). One international distributor accounted for approximately 15% of our revenues in 2006.

We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $10.4 million and $1.5 million or 68.7% and 10%, respectively, at December 31, 2006. As of March 16, 2007, $11.7 million of the aforementioned $11.9 million in receivables have been collected.

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

NOTE 12—SUBSEQUENT EVENTS

On January 24, 2007, we signed a definitive license agreement with The Procter & Gamble Company (“P&G”). Under the terms of the agreement, we have granted P&G rights to certain of our intellectual property for use in the development of consumer products in a number of different areas. We previously entered into a binding letter agreement in June 2006 setting forth the terms and conditions that would be incorporated into a definitive agreement. Upon execution of the binding letter agreement, P&G paid us an upfront fee of $3.0 million. As contemplated in the binding letter agreement, the definitive license agreement provides that P&G will pay us royalties based on product sales, milestone payments, and quarterly payments of $250,000 until the first product is launched, a portion of which will be credited against future royalties.

BIOLASE TECHNOLOGY, INC.

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Year	Charges (Reversals) to Cost or Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2006:
Allowance for doubtful accounts	$420	$941	$(4)	$1,357
Allowance for sales returns	226	265	(243)	248
Allowance for inventory obsolescence	573	140	(30)	683
Allowance for tax valuation	27,971	(1,337)	—	26,634

Year Ended December 31, 2005:
Allowance for doubtful accounts	$384	$131	$(95)	$420
Allowance for sales returns	420	298	(492)	226
Allowance for inventory obsolescence	687	711	(825)	573
Allowance for tax valuation	21,142	6,829	—	27,971

Year Ended December 31, 2004:
Allowance for doubtful accounts	$64	$354	$(34)	$384
Allowance for sales returns	327	674	(581)	420
Allowance for inventory obsolescence	246	441	—	687
Allowance for tax valuation	—	21,142	—	21,142

S-1