Form 10-Q
period 2007-03-31
BIOLASE TECHNOLOGY INC
filed 2007-05-10
CIK 811240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 7, 2007: 23,810,901

BIOLASE TECHNOLOGY, INC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,789	$14,676
Accounts receivable, less allowance of $1,207 and $1,357 in 2007 and 2006, respectively	12,286	15,193
Inventory, net	8,879	7,774
Prepaid expenses and other current assets	1,483	1,346

Total current assets	35,437	38,989

Property, plant and equipment, net	4,717	4,851
Intangible assets, net	1,379	1,469
Goodwill	2,926	2,926
Deferred tax asset	36	35
Other assets	309	308

Total assets	$44,804	$48,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,306	$7,699
Accrued liabilities	6,785	8,560
Deferred revenue, current portion	5,277	5,431

Total current liabilities	19,368	21,690
Deferred tax liabilities	290	271
Deferred revenue, long-term	3,861	4,278
Other liabilities, long-term	518	373

Total liabilities	24,037	26,612

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 25,771 and 25,741 shares issued and 23,808 and 23,777 shares outstanding in 2007 and 2006, respectively	26	26
Additional paid-in capital	111,973	111,415
Accumulated other comprehensive loss	230	108
Accumulated deficit	(75,063)	(73,184)

	37,166	38,365
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	20,767	21,966

Total liabilities and stockholders’ equity	$44,804	$48,578

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Products and services revenue	$14,100	$16,784
License fees and royalty revenue	960	96

Net revenue	15,060	16,880
Cost of revenue	6,923	8,116

Gross profit	8,137	8,764

Other income, net	—	16

Operating expenses:
Sales and marketing	6,393	6,080
General and administrative	2,377	3,289
Engineering and development	1,210	1,198
Patent infringement legal settlement	—	432

Total operating expenses	9,980	10,999

Loss from operations	(1,843)	(2,219)
Non-operating income, net	189	17

Loss before income tax provision	(1,654)	(2,202)
Income tax provision	69	82

Net loss	$(1,723)	$(2,284)

Net loss per share:
Basic	$(0.07)	$(0.10)

Diluted	$(0.07)	$(0.10)

Shares used in the calculation of net loss per share:
Basic	23,791	23,272

Diluted	23,791	23,272

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,723)	$(2,284)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	456	474
Loss on disposal of assets, net	—	(16)
(Recovery) provision for bad debts	(76)	126
Provision for excess and obsolete inventory	—	66
Stock-based compensation	361	199
Issuance of common stock for patent litigation settlement	—	432
Deferred income taxes	19	35
Changes in operating assets and liabilities:
Accounts receivable	3,006	(1,675)
Inventory	(1,105)	909
Prepaid expenses and other assets	(134)	31
Accounts payable and accrued liabilities	(2,160)	617
Deferred revenue	(572)	(257)

Net cash and cash equivalents used in operating activities	(1,928)	(1,343)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(220)	(1,108)

Net cash and cash equivalents used in investing activities	(220)	(1,108)

Cash Flows From Financing Activities:
Borrowings under line of credit	—	5,370
Payments under line of credit	—	(5,370)
Proceeds from exercise of stock options and warrants	197	203

Net cash and cash equivalents provided by financing activities	197	203

Effect of exchange rate changes	64	(50)

Decrease in cash and cash equivalents	(1,887)	(2,298)
Cash and cash equivalents, beginning of year	14,676	8,272

Cash and cash equivalents, end of period	$12,789	$5,974

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$16	$149

Income taxes	$23	$3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The Company
     BIOLASE Technology Inc. (the “Company” or “Biolase”), incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2006 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation.
Use of Estimates
     The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the realizability of goodwill and indefinite-lived intangible assets, effects of stock-based compensation and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.
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
     In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115 that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on our consolidated financial statements when implemented. This statement is being reviewed in conjunction with the requirements of FAS 157 discussed above.
NOTE 3—STOCK-BASED COMPENSATION AND PER SHARE INFORMATION
Stock-Based Compensation
     We have three stock-based compensation plans — the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under these plans, stock options are awarded to certain officers, directors and employees of the Company at the discretion of the Company’s management and/or Board of Directors. Options to employees generally vest on a quarterly basis over three years.

     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment or FAS 123R using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended March 31, 2007 and 2006, was $361,000 and $199,000, respectively. The net impact to earnings for the periods ended March 31, 2007 and 2006 was $(.01) and $(.01) per basic and diluted share, respectively. At March 31, 2007, we had $1,613,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.2 years.
     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$44	$17
Sales and marketing	92	42
General and administrative	201	134
Engineering and development	24	6

	$361	$199

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, we did and expect to continue to estimate their fair values using the Black-Scholes option-pricing model. This option pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, we have used a dividend yield of zero as we do not intend to pay dividends on our common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of our common stock. We believe that the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, have used a stock volatility factor based on the historical volatility of our common stock over a period of time approximating the estimated lives of our stock options. The expected term is estimated by analyzing our historical share option exercise experience over a five year period, in accordance with the provisions of SEC Staff Accounting Bulletin 107. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006 or unvested as of January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. FAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected term (years)	4.46	4.00
Volatility	58%	58%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	4.59%	4.54%

A summary of option activity under our stock option plans for the three months ended March 31, 2007 is as follows:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate intrinsic
	Shares	exercise price	(years)	value
Options outstanding at December 31, 2006	3,858,000	$6.75	—	—
Plus: Options granted	42,000	$8.71	—	—
Less:
Options exercised	(30,000)	$6.46	—	—
Options canceled or expired	(70,000)	$7.66	—	—

Options outstanding at March 31, 2007	3,800,000	$6.76	5.84	$13,761,000

Options exercisable at March 31, 2007	3,294,000	$6.56	5.30	$12,854,000
Options expired during the quarter ended March 31, 2007	30,000	$7.98		—
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Proceeds from stock options exercised	$197	$203
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$66	$73
Weighted-average fair value of options granted during period	$4.50	$3.91
Total fair value of shares vested during the period	$424	$222

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
     A summary of the status of our unvested options as of December 31, 2006, and changes during the three months ended March 31, 2007, is presented below:

		Weighted-Average Grant-
Unvested Options	Options	Date Fair Value
Unvested options at December 31, 2006	598,000	$4.11
Granted	42,000	$4.50
Vested	(94,000)	$4.46
Forfeited	(40,000)	$3.76

Unvested options at March 31, 2007	506,000	$4.10

Net Loss Per Share — Basic and Diluted
     Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options and warrants to purchase 3,881,000 and 4,443,000 shares were not considered in the calculation of diluted loss per share amounts for the three months ended March 31, 2007 and March 31, 2006, respectively, as their effect would have been anti-dilutive.

NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$2,773	$2,554
Work-in-process	1,571	663
Finished goods	4,535	4,557

Inventory, net	$8,879	$7,774

     Inventory is net of the provision for excess and obsolete inventory of $665,000 and $683,000 at March 31, 2007 and December 31, 2006, respectively.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Land	$319	$315
Building	875	867
Leasehold improvements	938	938
Equipment and computers	4,707	4,436
Furniture and fixtures	945	934
Construction in progress	5	62

	7,789	7,552
Accumulated depreciation and amortization	(3,072)	(2,701)

Property, plant and equipment, net	$4,717	$4,851

     Depreciation expense was $366,000 and $381,000 for the three months ended March 31, 2007 and 2006, respectively.
     Leasehold improvements include $569,000 of tenant improvements paid by the landlord in connection with the facility lease during 2006.
NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of goodwill and trade names as of June 30, 2006 and concluded there had not been any impairment. Subsequent to June 30, 2006, no triggering events have occurred that would have a material effect on the value of these assets
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the three months ended March 31, 2007 and March 31, 2006 of $90,000 and $93,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2007				As of December 31, 2006
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,814	$(848)	$—	$966	$1,814	$(786)	$—	$1,028
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(412)	—	181	593	(384)	—	209

Total	$3,455	$(1,329)	$(747)	$1,379	$3,455	$(1,239)	$(747)	$1,469

Goodwill
(Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 –ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	March 31, 2007	December 31, 2006
Payroll and benefits	$2,028	$2,584
Warranty	2,371	2,398
Sales tax	209	179
Deferred rent credit	112	112
Accrued professional services	751	1,055
Accrued insurance premium	539	890
Other	775	1,342

Accrued liabilities	$6,785	$8,560

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Initial warranty accrual, beginning balance	$2,398	$1,211
Provision for estimated warranty cost	791	1,076
Warranty expenditures	(818)	(946)

Initial warranty accrual, ending balance	$2,371	$1,341

Deferred revenue is comprised of the following (in thousands):

	March 31, 2007	December 31, 2006
License fee from Henry Schein, Inc. – unamortized portion	$4,028	$4,444
License fee and royalty advances from Procter & Gamble	3,000	3,000
Undelivered elements (training and installation)	671	818
Extended warranty contracts	1,439	1,447

Total deferred revenue	9,138	9,709

Less long-term amounts:
License fee from Henry Schein, Inc.	2,361	2,778
License fee and royalty advances from Procter & Gamble	1,500	1,500

Total deferred revenue, long term	3,861	4,278

Total deferred revenue, current portion	$5,277	$5,431

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenue on a straight-line basis over the three-year term of the Agreement.
     Under the Agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we will have the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period beginning in January 2007. During the quarter ended March 31, 2007, $375,000 of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product which reads on the patents licensed is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is being treated as prepaid royalties and is being credited against royalty payments owed to us, and the remainder is being credited to revenue in the period earned. During the quarter ended March 31, 2007, $125,000 of the payments received was recognized in license fees and royalty revenue.
NOTE 8—BANK LINE OF CREDIT AND DEBT
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
     The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the Collateral. We were in compliance with such financial covenants as of March 31, 2007.
     As of March 31, 2007 and December 31, 2006, no amounts were outstanding under the Loan Agreement.
     Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.
     In December 2006, we financed $890,000 of insurance premiums payable in ten equal monthly installments of approximately $91,000 each, including a finance charge of 5.89%. As of March 31, 2007, we had approximately $539,000 remaining as outstanding.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Litigation
     In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, in August 2004, three stockholders filed derivative lawsuits in the Superior Court in Orange County, California seeking recovery on our behalf and alleging, among other things, breach of fiduciary duty by two officers and by the members of our Board of Directors, who were named as defendants. The cases were consolidated and the plaintiffs in the consolidated derivative action raised claims on our behalf that include alleged misrepresentations in 2003 and 2004 as to the demand for our products, our financial results and future prospects. In both the class action and the derivative suit the parties have entered into settlement agreements, subject to court approval.
     On April 20, 2007, the parties entered into a Stipulation of Settlement (the “Derivative Stipulation”) in which they agreed to settle the derivative litigation. Under the Derivative Stipulation, in exchange for a release of all claims against the defendant officers and directors that were or could have been alleged in the complaints in the derivative cases and dismissal of the derivative suit, our directors and officers liability insurance carrier will pay on behalf of the individual defendants $500,000 to or as directed by us (including a $100,000 attorney’s fee to plaintiff) and we have agreed to adopt or maintain certain corporate governance measures described in the Derivative Stipulation. The Derivative Stipulation and a motion for approval of the settlement were filed in the Orange County Superior Court on April 24, 2007. On June 8, 2007 at 10 a.m., the Court, located at Department CX104 of the Orange County Superior Court, Complex Civil Center, 751 West Santa Ana

Blvd., Santa Ana, California 92701, will hold a hearing on the motion for final approval of the settlement of the derivative action and also for an award of attorneys’ fees and reimbursement of expenses. If no stockholder objects and the Court approves the Derivative Stipulation, all stockholders will be barred from contesting the fairness or adequacy of the proposed settlement and from pursuing the settled derivative claims.
     On April 23, 2007, the Court in the federal class action entered an Order preliminarily approving the settlement of the class action, as contained in a Stipulation of Settlement (the “Class Stipulation”) filed with the Court. A hearing on whether to approve the settlement is set for August 6, 2007. Under the Class Stipulation, in exchange for a release of all claims and dismissal of the litigation, our directors and officers liability insurance carrier will pay $1,950,000 in cash to fund payments to the class members, net of fees and costs to plaintiffs’ counsel. Such amount includes the amount the carrier will pay to settle the derivative action as discussed in the preceding paragraph. As a result, there will be no cost to us. In the settlement agreements, the defendants admit no wrongdoing. Consummation of the settlements is, as noted, subject to court approval. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
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

NOTE 10— SEGMENT INFORMATION
     We currently operate in a single business segment. For the quarter ended March 31, 2007, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 8% of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 34% of net revenue. For the quarter ended March 31, 2006, sales in EMEA accounted for approximately 15% of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 23% of net revenue.
     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
United States	$8,697	$10,428
Europe, Middle East, Africa	1,237	2,559
Canada, Asia, Latin America and Pacific Rim	5,126	3,893

	$15,060	$16,880

     Long-lived assets located outside of the United States at our foreign subsidiaries were $1.2 million and $1.2 million as of March 31, 2007 and December 31, 2006, respectively.
NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 74% and 75% of total net revenues for the three months ended March 31, 2007 and 2006, respectively. Revenue from our Diode system comprised 6% and 7% of total revenue for the same periods.
     Approximately 64% of our revenue in the quarter ended March 31, 2007 was generated through sales to HSIC. Prior to entering into the distribution agreement with HSIC, many dentists financed their purchases through third-party leasing companies. In these transactions, the leasing company was the purchaser. Approximately 31% of our revenue in the three months ended March 31, 2006 was generated from National Technology Leasing Corporation (“NTL”), who purchased laser systems from us and leased them to dentists. One international distributor accounted for approximately 17% of our revenues in the quarter ended March 31, 2007 and 10% of our revenues for the quarter ended March 31, 2006.
     We maintain our cash and cash equivalents accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.
     Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $7.2 million and $1.6 million or 54.0% and 12.1%, respectively, at March 31, 2007. Accounts receivable concentrations from sales to HSIC and one international distributor totaled $10.4 million and $1.5 million or 68.7% and 10%, respectively, at December 31, 2006.
     We currently buy certain key components of our products from single suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect consolidated operating results.

NOTE 12—COMPREHENSIVE LOSS
     Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(1,723)	$(2,284)
Other comprehensive (loss) income items:
Unrealized loss on marketable securities	—	(125)
Foreign currency translation adjustments	(230)	90

Comprehensive loss	$(1,953)	$(2,319)

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended March 31, 2007, we recorded an increase of $17,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest.
NOTE 14 — SUBSEQUENT EVENT
     On May 9, 2007, we entered into Addendum 1 to License and Distribution Agreement with HSIC, which addendum is effective as of April 1, 2007 and modifies the License and Distribution Agreement entered into with HSIC on August 8, 2006, to add the terms and conditions under which HSIC has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase. If HSIC has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations for a number of reasons including those set forth under “Risk Factors” in Item 1A of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2006. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.
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
     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that HSIC has achieved its minimum purchase requirements and for an additional license fee of $5.0 million. Under the agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we will have the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourself), (iii) reduce certain discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.
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
Subsequent Event
     On May 9, 2007, we entered into Addendum 1 to License and Distribution Agreement with HSIC, which addendum is effective as of April 1, 2007 and modifies the License and Distribution Agreement entered into with HSIC on August 8, 2006, to add the terms and conditions under which HSIC has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase. If HSIC has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

Critical Accounting Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. The following is a summary of those accounting policies that we believe are necessary to understand and evaluate our reported consolidated financial results.
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
     Accounting for Stock-Based Payments. Effective January 1, 2006, we adopted the provisions of Financial Accounting Standard 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. In March 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in the adoption of FAS 123R.
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
     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2006 and concluded there had been no further impairment in trade names and no impairment in goodwill. During the period June 30, 2006 through March 31, 2007, we reviewed critical indicators and determined that no triggering events occurred that would have a material effect on the value of these assets.
     Warranty Cost. Products sold are covered by a warranty against defects in material and workmanship for a period of up to two years. Estimated warranty expenses are recorded as an accrued liability, with a corresponding charge to cost of revenue. This estimate is recognized concurrent with the recognition of revenue. The accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.
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
     Income Taxes. Based upon our operating losses during 2007 and 2006, and the available evidence, management determined that it is more likely than not that our deferred tax assets will not be realized, excluding our foreign deferred tax asset and consequently we maintain a valuation allowance against our net deferred tax asset, excluding the foreign portion. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our consolidated statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing, or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended March 31,
	2007	2006
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	46.0	48.1

Gross profit	54.0	51.9

Other income, net	—	0.1

Operating expenses:
Sales and marketing	42.4	36.0
General and administrative	15.8	19.4
Engineering and development	8.0	7.1
Patent infringement legal settlement	—	2.6

Total operating expenses	66.2	65.1

Loss from operations	(12.2)	(13.1)
Non-operating income, net	1.2	0.1

Loss before income taxes	(11.0)	(13.0)
Income tax provision	0.4	0.5

Net loss	(11.4)%	(13.5)%

Three months ended March 31, 2007 and 2006
     Net Revenue. Net revenue for the three months ended March 31, 2007 was $15.1 million, a decrease of $1.8 million, or 11%, as compared with net revenue of $16.9 million for the three months ended March 31, 2006. Laser system net revenue decreased by approximately 13% in the first quarter ended March 31, 2007 compared to the same quarter of 2006. We believe that a successful distribution relationship with HSIC will require a substantial investment of time by our sales representatives in identifying and building relationships with the HSIC sales representatives in their territories. During the first quarter of 2007, this activity occurred in the majority of our North American sales territories, and we also experienced a greater than expected turnover rate within our domestic sales force. We believe these activities and the related sales force turnover was largely responsible for the decrease in sales of laser systems. Although we are working to optimize the allocation of our sales representatives’ time between normal selling activities and the relationship-building activities, we expect our sales representatives will continue to devote a significant amount of time to relationship-building activities for the next three to four quarters, and therefore revenue growth rates could continue to be impacted.
     Non-laser system net revenue, which includes consumable products, advanced training programs and extended service contracts, decreased by approximately 28% for the three months ended March 31, 2007 as compared to the same period of 2006. Primarily responsible for the decrease in non-laser system net revenues was the recognition in the first quarter of 2006 of approximately $727,000 in revenue previously recorded as a deferred revenue obligation that was subsequently determined to have been earned.
     License fees and royalty revenue increased to $960,000 in the first quarter of 2007 from $96,000 in the first quarter of 2006. The increase was generated by the amortization of $917,000 of license fees and related payments received from HSIC and The Procter and Gamble Company, or P&G, partially offset by a reduction in royalty income from licensees.
     Sales of our Waterlase systems comprised 74% and 75% of our net revenue and sales of our Diode laser systems comprised 6% and 7% of our revenue for the quarters ended March 31, 2007 and 2006, respectively. While we expect the Waterlase system to continue to account for the majority of our net revenue, we also expect sales of Diode laser systems in coming quarters to increase, resulting from our new ezlase soft tissue diode laser system, which was launched late in the first quarter of 2007.

     Domestic revenues were $8.7 million, or 58% of net revenue, for the three months ended March 31, 2007 versus $10.4 million, or 62% of net revenue, for the three months ended March 31, 2006. International revenues for the quarter ended March 31, 2007 were $6.4 million, or 42% of net revenue, as compared with $6.5 million, or 38% of net revenue, for the quarter ended March 31, 2006.
     Gross Profit. Gross profit for the three months ended March 31, 2007 decreased by $627,000 to $8.1 million, or 54% of net revenue, as compared with gross profit of $8.8 million, or 52% of net revenue for the three months ended March 31, 2006. The improvement in our gross margin as a percentage of net revenue was primarily the result of the increase in license fees and royalty income of $864,000 in the first quarter of 2007 when compared to the same quarter of 2006. Gross margin excluding the license fees and royalty revenue was 51% of products and services revenue for the three months ended March 31, 2007 compared to 52% for the same period of 2006.
     Other Income, Net. For the quarter ended March 31, 2006, other income included $16,000 related to the sale and leaseback of our former facility in San Clemente, California in March 2001.
     Operating Expenses. Operating expenses for the three months ended March 31, 2007 decreased by $1.0 million, or 9%, to $10.0 million as compared to $11.0 million for the three months ended March 31, 2006, but increased as a percentage of net revenue to 66% from 65% because of relatively lower net revenue from period to period.
      Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2007 increased by $313,000, or approximately 5%, to $6.4 million, or 42% of net revenue, as compared with $6.1 million, or 36% of net revenue, for the three months ended March 31, 2006. Convention expenses increased by $520,000 in the quarter ended March 31, 2007 compared with the same quarter of 2006, and selling and marketing expenses at our subsidiaries in Australia and New Zealand increased by $429,000. Operations at these subsidiaries commenced on March 1, 2006, and accordingly, our selling and marketing expenses for the first quarter of 2006 included only one month of expense for these subsidiaries. Offsetting the increases was a decrease in domestic payroll costs of approximately $696,000. We expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, and therefore it is likely that these expenses in 2007 will reflect increases over the comparable periods in 2006.
     General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2007 decreased by $912,000, or 28%, to $2.4 million, or 16% of net revenue, as compared with $3.3 million, or 20% of net revenue, for the three months ended March 31, 2006. The decrease in general and administrative expenses resulted primarily from reduced payroll costs of $233,000, decreased legal, compliance and consulting fees of approximately $938,000 partially offset by increased audit fees of $290,000. We believe that our general and administrative expenses are likely to increase nominally in 2007 in comparison to comparable periods in 2006.
     Engineering and Development Expense. Engineering and development expenses for the three months ended March 31, 2007 increased by $12,000, or 1%, to $1.2 million, or 8% of net revenue, as compared with $1.2 million, or 7% of net revenue, for the three months ended March 31, 2006. We expect to invest in additional development projects and personnel in 2007, and accordingly it is probable that our engineering and development expenses will increase in 2007.
     Patent Infringement Legal Settlement. In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In the first quarter of 2006, we determined that it was probable the shares would be released from escrow, and accordingly, we recorded a $432,000 charge based on the fair market value of our common stock on March 31, 2006.
Non-Operating Income (Loss)
     Gain (Loss) on Foreign Currency Transactions. We realized a $53,000 gain on foreign currency transactions for the three months ended March 31, 2007, compared to a $49,000 gain on foreign currency transactions for the three months ended March 31, 2006 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of these foreign currencies.

     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended March 31, 2007 was $152,000 as compared with $117,000 for the three months ended March 31, 2006.
     Interest Expense. Interest expense in the three months ended March 31, 2007 consisted primarily of interest on the financing of our business insurance premiums. In 2006, interest expense consisted primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line of credit during the period. Interest expense for the quarter ended March 31, 2007 was $16,000 as compared to $149,000 for the quarter ended March 31, 2006.
      Income Taxes. An income tax provision of $69,000 was recognized for the three months ended March 31, 2007 as compared with $82,000 for the three months ended March 31, 2006. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended March 31, 2007, we recorded an increase of $17,000 in the liability for unrecognized tax benefits including related estimates of penalties and interest. As of March 31, 2007, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $26.6 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     At March 31, 2007, we had approximately $16.1 million in net working capital, a decrease of $1.2 million from $17.3 million at December 31, 2006. Our principal sources of liquidity at March 31, 2007 consisted of our cash and cash equivalents balance of $12.8 million and a $10.0 million revolving bank line of credit with Comerica Bank (the “Lender”). Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2008, but can be extended by us for an additional year upon Lender approval. Our obligations under the new line bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.
     The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. We had no outstanding balance on our line of credit at March 31, 2007.
     For the three months ended March 31, 2007, our operating activities used cash of approximately $1.9 million, compared to cash usage of $1.3 million for the three months ended March 31, 2006. The most significant change in operating assets and liabilities for the three months ended March 31, 2007 as reported in our consolidated statements of cash flows was an accounts receivable decrease of $3.0 million (before the change in allowance for doubtful accounts), primarily the result of lower net revenue in the first quarter of 2007 versus the fourth quarter of 2006. Other significant changes in operating assets and liabilities were: an inventory increase of $1.1 million; a decrease of $2.2 million in accounts payable and accrued liabilities; and, a decrease of $572,000 in deferred revenue.
     On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of March 31, 2007 listed below.

     The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2007 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$682	$1,137	$631	$—	$2,450
SurgiLight agreement	25	50	—	—	75
Insurance premium financing	539	—	—	—	539

Total	$1,246	$1,187	$631	$—	$3,064

     Two executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that both officers were terminated by us without cause or they resigned with good reason, the total severance benefits payable would be approximately $0.4 million based on compensation in effect as of March 31, 2007. In addition, our three executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control, in which case the total severance benefits payable would be approximately $3.4 million based on compensation in effect as of March 31, 2007. We have agreements with two executive officers to pay bonuses for which $45,000 was paid in the three months ended March 31, 2007 and $95,000 was accrued at March 31, 2007. Also, we have agreements with certain other employees to pay bonuses based on targeted performance criteria.
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
Recent Accounting Pronouncements
     See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) included in this report for a discussion on recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We generate a substantial portion of our net revenue from the sale of products outside the United States. Our sales from our international subsidiaries are denominated in their local currencies, and our sales in other international markets are denominated in U.S. dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the foreign currency. An increase in the relative value of the dollar would lead to less income from sales denominated in foreign currencies unless we increase prices, which may not be possible due to competitive conditions in the respective foreign territories. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in foreign currencies. Additionally, we are obligated to pay expenses relating to international subsidiaries in their respective local currencies. Thus, we are also at risk for changes in the value of the dollar relative to the foreign currency with respect to our obligation to pay expenses relating to our international subsidiaries’ operations. An increase in the value of the dollar relative to the foreign currencies would reduce the expenses associated with the operations of our international subsidiaries’ facilities, whereas a decrease in the relative value of the dollar to the foreign currency value would increase the cost associated with the operations of our international subsidiaries’ facilities.
     We currently have a line of credit which bears interest at rates based on the Prime rate or LIBOR. At March 31, 2007, there were no balances outstanding on the line of credit. A change in the Prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.
     Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in money market account auction rate securities in which there is minimal interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.
  Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
  Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2006, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, in August 2004, three stockholders filed derivative lawsuits in the Superior Court in Orange County, California seeking recovery on our behalf and alleging, among other things, breach of fiduciary duty by two officers and by the members of our Board of Directors, who were named as defendants. The cases were consolidated and the plaintiffs in the consolidated derivative action raised claims on our behalf that include alleged misrepresentations in 2003 and 2004 as to the demand for our products, our financial results and future prospects. In both the class action and the derivative suit the parties have entered into settlement agreements, subject to court approval.
     On April 20, 2007, the parties entered into a Stipulation of Settlement (the “Derivative Stipulation”) in which they agreed to settle the derivative litigation. Under the Derivative Stipulation, in exchange for a release of all claims against the defendant officers and directors that were or could have been alleged in the complaints in the derivative cases and dismissal of the derivative suit, our directors and officers liability insurance carrier will pay on behalf of the individual defendants $500,000 to or as directed by us (including a $100,000 attorney’s fee to plaintiff) and we have agreed to adopt or maintain certain corporate governance measures described in the Derivative Stipulation. The Derivative Stipulation and a motion for approval of the settlement were filed in the Orange County Superior Court on April 24, 2007. On June 8, 2007 at 10 a.m., the Court, located at Department CX104 of the Orange County Superior Court, Complex Civil Center, 751 West Santa Ana Blvd., Santa Ana, California 92701, will hold a hearing on the motion for final approval of the settlement of the derivative action and also for an award of attorneys’ fees and reimbursement of expenses. If no stockholder objects and the Court approves the Derivative Stipulation, all stockholders will be barred from contesting the fairness or adequacy of the proposed settlement and from pursuing the settled derivative claims.

     On April 23, 2007, the Court in the federal class action entered an Order preliminarily approving the settlement of the class action, as contained in a Stipulation of Settlement (the “Class Stipulation”) filed with the Court. A hearing on whether to approve the settlement is set for August 6, 2007. Under the Class Stipulation, in exchange for a release of all claims and dismissal of the litigation, our directors and officers liability insurance carrier will pay $1,950,000 in cash to fund payments to the class members, net of fees and costs to plaintiffs’ counsel. Such amount includes the amount the carrier will pay to settle the derivative action as discussed in the preceeding paragraph. As a result, there will be no cost to us. In the settlement agreements, the defendants admit no wrongdoing. Consummation of the settlements is, as noted, subject to court approval. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
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

ITEM 1A. RISK FACTORS.
Risk Factors
     The discussion or our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which was filed with the Securities and Exchange Commission and describes the various risks and uncertainties to which we are or may be subject. The following is a summary description of any risk factors as to which there may have been a material change from, or which may be in addition to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully review these risks, together with those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
Changes in our assumptions with respect to uncertain tax positions may have an adverse effect on our consolidated results of operations.
      We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007, as required. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. In 2007 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided for in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our consolidated results of operations. Moreover, if the FASB, SEC or others further amend or interpret the accounting standards relating to income taxes and uncertain tax positions, or challenge the estimates and judgments we make in applying such accounting standards, we could be required to adjust the amounts of our income tax assets and liabilities or to restate our consolidated financial statements. Any such adjustments or restatement could have a material adverse effect on our consolidated income tax provision, our consolidated results of operations and the price of our common stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
Modification of a Material Definitive Agreement.
     On May 9, 2007, we entered into Addendum 1 to License and Distribution Agreement with HSIC, which addendum is effective as of April 1, 2007 and modifies the License and Distribution Agreement entered into with HSIC on August 8, 2006, to add the terms and conditions under which HSIC has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase. If HSIC has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1†	Definitive License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and Biolase Technology, Inc.

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2007

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ JEFFREY W. JONES
Jeffrey W. Jones
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Definitive License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and Biolase Technology, Inc.

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.