Form 10-Q
period 2007-06-30
BIOLASE TECHNOLOGY INC
filed 2007-08-09
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 6, 2007: 23,885,901

BIOLASE TECHNOLOGY, INC.

BIOLASE ® , Millennium ® , Pulsemaster ® and Waterlase ® are registered trademarks of Biolase Technology, Inc., and LaserSmile ™ , Diolase Plus ™ , Comfort Jet ™ , ezlase ™ , HydroPhotonics ™ , LaserPal ™ , MD Flow ™ , YSGG ™ , Soft Touch ™ , Waterlase MD ™ , HydroBeam ™ , SensaTouch ™and Oculase ™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,972	$14,676
Accounts receivable, less allowance of $1,133 and $1,357 in 2007 and 2006, respectively	11,647	15,193
Inventory, net	8,812	7,774
Prepaid expenses and other current assets	1,313	1,346

Total current assets	33,744	38,989
Property, plant and equipment, net	4,458	4,851
Intangible assets, net	1,290	1,469
Goodwill	2,926	2,926
Deferred tax asset	38	35
Other assets	309	308

Total assets	$42,765	$48,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,557	$7,699
Accrued liabilities	6,514	8,560
Deferred revenue, current portion	5,618	5,431

Total current liabilities	17,689	21,690
Deferred tax liabilities	308	271
Deferred revenue, long-term	3,444	4,278
Other liabilities, long-term	509	373

Total liabilities	21,950	26,612

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 25,849 and 25,741 shares issued and 23,885 and 23,777 shares outstanding in 2007 and 2006, respectively	26	26
Additional paid-in capital	112,563	111,415
Accumulated other comprehensive gain	589	108
Accumulated deficit	(75,964)	(73,184)

	37,214	38,365
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	20,815	21,966

Total liabilities and stockholders’ equity	$42,765	$48,578

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Products and services revenue	$17,148	$15,816	$31,248	$32,600
License fees and royalty revenue	1,029	91	1,989	187

Net revenue	18,177	15,907	33,237	32,787
Cost of revenue	8,167	8,350	15,090	16,466

Gross profit	10,010	7,557	18,147	16,321

Other (loss) income, net	—	(5)	—	11

Operating expenses:
Sales and marketing	6,934	5,903	13,327	11,983
General and administrative	2,802	2,867	5,179	6,156
Engineering and development	1,197	1,272	2,407	2,470
Patent infringement legal settlement	—	(52)	—	380

Total operating expenses	10,933	9,990	20,913	20,989

Loss from operations	(923)	(2,438)	(2,766)	(4,657)
Non-operating income, net	134	23	323	40

Loss before income tax provision	(789)	(2,415)	(2,443)	(4,617)
Income tax provision	112	21	181	103

Net loss	$(901)	$(2,436)	$(2,624)	$(4,720)

Net loss per share:
Basic	$(0.04)	$(0.10)	$(0.11)	$(0.20)

Diluted	$(0.04)	$(0.10)	$(0.11)	$(0.20)

Shares used in the calculation of net loss per share:
Basic	23,841	23,326	23,816	23,299

Diluted	23,841	23,326	23,816	23,299

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,624)	$(4,720)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	932	1,110
Residual cost of demo equipment sold	76	—
Loss on disposal of assets	—	13
Gain on disposal of assets	—	(16)
(Recovery) provision for bad debts	(196)	397
Provision for excess and obsolete inventory	—	60
Stock-based compensation	690	529
Issuance of common stock for patent litigation settlement	—	380
Deferred income taxes	37	37
Changes in operating assets and liabilities:
Accounts receivable	3,790	449
Inventory	(1,038)	2,187
Prepaid expenses and other assets	9	585
Accounts payable and accrued liabilities	(4,229)	(3,310)
Deferred revenue	(657)	3,152

Net cash and cash equivalents (used in) provided by operating activities	(3,210)	853

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(407)	(1,819)

Net cash and cash equivalents used in investing activities	(407)	(1,819)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	458	620

Net cash and cash equivalents provided by financing activities	458	620

Effect of exchange rate changes	455	(205)

Decrease in cash and cash equivalents	(2,704)	(551)
Cash and cash equivalents, beginning of year	14,676	8,272

Cash and cash equivalents, end of period	$11,972	$7,721

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$23	$279

Income taxes	$156	$3

Non-cash investing and financing activities:
Leasehold improvements capitalized and paid by landlord	$—	$569

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
NOTE 3—STOCK-BASED COMPENSATION AND PER SHARE INFORMATION
Stock-Based Compensation
     We have three stock-based compensation plans — the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under these plans, stock options are awarded to certain officers, directors and employees of the Company at the discretion of the Company’s management and/or Board of Directors. Options to employees generally vest on a quarterly basis over three years. Shares available for grant under the 2002 Stock Incentive Plan at June 30, 2007 were 1,192,959. Such amount reflects the approval of an additional 1.0 million shares at the 2007 annual meeting of stockholders.

     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended June 30, 2007 and 2006 was $329,000 and $330,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results under FAS 123R during the six months ended June 30, 2007 and 2006, was $690,000 and $529,000, respectively. The net impact to earnings for those periods was $(0.03) and $(0.02) per basic and diluted share, respectively. At June 30, 2007, we had $2.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.2 years.
     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$38	$29	$82	$46
Sales and marketing	95	69	187	111
General and administrative	173	223	374	357
Engineering and development	23	9	47	15

	$329	$330	$690	$529

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
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term (years)	4.67	4.00	4.56	4.00
Volatility	59%	58%	59%	58%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	4.86%	4.94%	4.82%	4.80%

     A summary of option activity under our stock option plans for the six months ended June 30, 2007 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value (1)
Options outstanding at December 31, 2006	3,858,000	$6.75
Plus: Options granted	356,000	$6.42
Less:
Options exercised	(119,000)	$4.37
Options canceled or expired	(162,000)	$8.50

Options outstanding at June 30, 2007	3,933,000	$6.72	6.05	$4,399,000

Options exercisable at June 30, 2007	3,227,000	$6.64	5.29	$4,368,000
Options expired during the six months ended June 30, 2007	88,000	$9.41

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Proceeds from stock options exercised	$261	$417	$458	$620
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$244	$409	$310	$482
Weighted-average fair value of options granted during period	$3.23	$4.36	$3.42	$4.20
Total fair value of shares vested during the period	$358	$329	$782	$551

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

     A summary of the status of our unvested options as of December 31, 2006, and changes during the six months ended June 30, 2007, is presented below:

		Weighted-
		Average Grant-
Unvested Options	Options	Date Fair Value
Unvested options at December 31, 2006	598,000	$4.11
Granted	356,000	$3.42
Vested	(173,000)	$4.51
Forfeited	(75,000)	$3.81

Unvested options at June 30, 2007	706,000	$3.69

Net Loss Per Share — Basic and Diluted
     Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options and warrants to purchase 4,014,000 and 4,439,000 shares were not considered in the calculation of diluted loss per share amounts for the three and six months ended June 30, 2007 and June 30, 2006, respectively, as their effect would have been anti-dilutive.
NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$2,751	$2,554
Work-in-process	1,434	663
Finished goods	4,627	4,557

Inventory, net	$8,812	$7,774

     Inventory is net of the provision for excess and obsolete inventory of $665,000 and $683,000 at June 30, 2007 and December 31, 2006, respectively.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Land	$322	$315
Building	885	867
Leasehold improvements	905	938
Equipment and computers	4,716	4,436
Furniture and fixtures	950	934
Construction in progress	59	62

	7,837	7,552
Accumulated depreciation and amortization	(3,379)	(2,701)

Property, plant and equipment, net	$4,458	4,851

     Depreciation and amortization of property, plant and equipment was $387,000 and $753,000 for the three and six months ended June 30, 2007, respectively, and $546,000 and $ 927,000 for the three and six months ended June 30, 2006, respectively. The six month 2006 depreciation expense amount includes approximately $300,000 of accelerated depreciation related to the office relocation for equipment, furniture and fixtures and computer related equipment.
     Leasehold improvements include $536,000 (net of refund received from our landlord in June 2007) of tenant improvements paid by the landlord in connection with the facility lease during 2006.
NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of goodwill and trade names as of June 30, 2007 and concluded there had not been any impairment of goodwill and no further impairment of tradenames.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense of $89,000 and $179,000 for the three and six months ended June 30, 2007, respectively, and $90,000 and $183,000, respectively, for the same periods in 2006. Other intangible assets consist of an acquired customer list and a non-compete agreement.
     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2007				As of December 31, 2006
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,814	$(911)	$—	$903	$1,814	$(786)	$—	$1,028
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(438)	—	155	593	(384)	—	209

Total	$3,455	$(1,418)	$(747)	$1,290	$3,455	$(1,239)	$(747)	$1,469

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 –ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Payroll and benefits	$1,985	$2,584
Warranty	2,370	2,398
Sales tax	108	179
Deferred rent credit	112	112
Accrued professional services	801	1,055
Accrued insurance premium	272	890
Other	866	1,342

Accrued liabilities	$6,514	$8,560

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Initial warranty accrual, beginning balance	$2,371	$1,341	$2,398	$1,211
Provision for estimated warranty cost	1,023	1,163	1,814	2,239
Warranty expenditures	(1,024)	(848)	(1,842)	(1,794)

Initial warranty accrual, ending balance	$2,370	$1,656	$2,370	$1,656

     Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
License fee from Henry Schein, Inc. – unamortized portion	$3,611	$4,444
License fee and royalty advances from Procter & Gamble	3,000	3,000
Undelivered elements (training, installation and product)	986	818
Extended warranty contracts	1,465	1,447

Total deferred revenue	9,062	9,709

Less long-term amounts:
License fee from Henry Schein, Inc.	1,944	2,778
License fee and royalty advances from Proctor & Gamble	1,500	1,500

Total deferred revenue, long-term	3,444	4,278

Total deferred revenue, current portion	$5,618	$5,431

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenue on a straight-line basis over the three-year term of the Agreement. During the three and six months ended June 30, 2007, $417,000 and $833,000, respectively, of the license fee was recognized.
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
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period beginning in January 2007. During the three and six months ended June 30, 2007, $375,000 and $750,000, respectively, of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under this agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is being treated as prepaid royalties and is being credited against royalty payments owed to us, and the remainder is being credited to revenue in the period earned. During the three and six months ended June 30, 2007, $125,000 and $250,000, respectively, of the payments received was recognized in license fees and royalty revenue.
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
     The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the Collateral. We were in compliance with such financial covenants as of June 30, 2007.
     As of June 30, 2007 and December 31, 2006, no amounts were outstanding under the Loan Agreement.
     Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.
     In December 2006, we financed $890,000 of insurance premiums payable in ten equal monthly installments of approximately $91,000 each, including a finance charge of 5.89%. As of June 30, 2007, we had approximately $272,000 remaining as outstanding.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Litigation
     In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004.

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
     On April 20, 2007, the parties entered into a Stipulation of Settlement (the “Derivative Stipulation”) in which they agreed to settle the derivative litigation. Under the Derivative Stipulation, in exchange for a release of all claims against the defendant officers and directors that were or could have been alleged in the complaints in the derivative cases and dismissal of the derivative suit, our directors and officers liability insurance carrier agreed to pay on behalf of the individual defendants $500,000 to or as directed by us (including a $100,000 attorney’s fee to plaintiff) and we have agreed to adopt or maintain certain corporate governance measures described in the Derivative Stipulation. The Derivative Stipulation and a motion for approval of the settlement were filed in the Orange County Superior Court on April 24, 2007. On July 13, 2007, the Court held a hearing on the motion for final approval of the settlement of the derivative action and also for an award of attorneys’ fees and reimbursement of expenses. On July 20, 2007, the Court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement and the Derivative Stipulation, dismissing the litigation and releasing as to Biolase and all Biolase stockholders all settled derivative claims and barring all stockholders from pursuing the settled derivative claims.
     On April 23, 2007, the Court in the federal class action entered an Order preliminarily approving the settlement of the class action, as contained in a Stipulation of Settlement (the “Class Stipulation”) filed with the Court. A hearing on whether to approve the settlement is set for August 13, 2007. Under the Class Stipulation, in exchange for a release of all claims and dismissal of the litigation, our directors and officers liability insurance carrier will pay $1,950,000 in cash to fund payments to the class members, net of fees and costs to plaintiffs’ counsel. Such amount includes the amount the carrier will pay to settle the derivative action as discussed in the preceding paragraph. As a result, there will be no cost to us. In the settlement agreements, the defendants admit no wrongdoing. Consummation of the settlements is, as noted, subject to court approval. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
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
NOTE 10— SEGMENT INFORMATION
     We currently operate in a single business segment. For the three and six months ended June 30, 2007, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 8% and 8% respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 33% and 33%, respectively, of net revenue. For the three and six months ended June 30, 2006, sales in EMEA accounted for approximately 11% and 13%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 34% and 28%, respectively, of net revenue.
     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$10,784	$8,772	$19,481	$19,200
Europe, Middle East, Africa	1,433	1,777	2,670	4,336
Canada, Asia, Latin America, Pacific Rim	5,960	5,358	11,086	9,251

	$18,177	$15,907	$33,237	$32,787

     Long-lived assets located outside of the United States at our foreign subsidiaries were $1.2 million and $1.2 million as of June 30, 2007 and December 31, 2006, respectively.
NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 67% and 70% of total net revenues for the three and six months ended June 30, 2007, respectively, and 77% and 76% of total net revenues, respectively, for the same periods in 2006. Revenue from our diode systems comprised 16% and 12% of total revenue for the three and six months ended June 30, 2007, respectively, and 8% and 7%, for the same periods of 2006.
     Approximately 63% and 61% of our products and services revenue in the three and six months ended June 30, 2007 was generated through sales to HSIC. Prior to entering into the distribution agreement with HSIC, many dentists financed their purchases through third-party leasing companies. In these transactions, the leasing company was the purchaser. Approximately 23% and 26% of our products and services revenue for the three and six months ended June 30, 2006, respectively, was generated from National Technology Leasing Corporation (“NTL”), who purchased laser systems from us and leased them to dentists. One international distributor accounted for approximately 18% and 17% of our products and services revenues for the three and six months ended June 30, 2007, respectively, and approximately 10% in each of the same periods of 2006.
     We maintain our cash and cash equivalents accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each depository.
     Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $6.3 million and $2.1 million or 51% and 17%, respectively, at June 30, 2007. Accounts receivable concentrations from sales to HSIC and one international distributor totaled $10.4 million and $1.5 million or 68.7% and 10%, respectively, at December 31, 2006.
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

NOTE 12—COMPREHENSIVE LOSS
     Components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(901)	$(2,436)	$(2,624)	$(4,720)
Other comprehensive (loss) income items:
Unrealized loss on marketable securities	—	6	—	18
Foreign currency translation adjustments	359	(99)	481	(145)

Comprehensive loss	$(542)	$(2,529)	$(2,143)	$(4,847)

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the six months ended June 30, 2007, we recorded an increase of $34,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest.

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
     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2007 and concluded there had been no further impairment in trade names and no impairment in goodwill.
     Warranty Cost. Waterlase systems sold are covered by a warranty against defects in material and workmanship for a period of up to one year while our ezlase system warranty period is up to two years. Estimated warranty expenses are recorded as an accrued liability, with a corresponding charge to cost of revenue. This estimate is recognized concurrent with the recognition of revenue. The accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.
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
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended		Six Months Ended
Consolidated Statements of Operations Data:	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.9	52.5	45.4	50.2

Gross profit	55.1	47.5	54.6	49.8

Other income, net	—	—	—	—

Operating expenses:
Sales and marketing	38.2	37.1	40.1	36.5
General and administrative	15.4	18.0	15.6	18.8
Engineering and development	6.6	8.0	7.2	7.5
Patent infringement legal settlement	—	(0.3)	—	1.2

Total operating expenses	60.2	62.8	62.9	64.0

Loss from operations	(5.1)	(15.3)	(8.3)	(14.2)
Non-operating income, net	0.7	0.1	1.0	0.1

Loss before income tax provision	(4.4)	(15.2)	(7.3)	(14.1)
Income tax provision	0.6	0.1	0.6	0.3

Net loss	(5.0)%	(15.3)%	(7.9)%	(14.4)%

Quarter ended June 30, 2007 compared with quarter ended June 30, 2006
     Net Revenue. Net revenue for the quarter ended June 30, 2007 was $18.2 million, an increase of $2.3 million, or 14%, as compared with net revenue of $15.9 million for the quarter ended June 30, 2006. Laser system net revenue increased by approximately 13% in the quarter ended June 30, 2007 compared to the same quarter of 2006. Domestic sales of laser systems increased by 20% in the quarter ended June 30, 2007, and international sales of laser systems increased by 5% in the quarter ended June 30, 2007, when compared to the quarter ended June 30, 2006. The increases were primarily generated by sales of our recently released ezlase system.
     During the first and second quarters of 2007, our sales representatives devoted substantial portions of their time toward identifying and building relationships with the HSIC sales representatives in their territories. During the first quarter of 2007, we believe this time investment, combined with a greater than expected turnover rate within our domestic sales force, was largely responsible for the decline in domestic laser system sales compared to the same quarter of 2006. However, we believe that these efforts resulted in improved traction with the HSIC organization during the second quarter of 2007, leading to the increase in domestic Waterlase systems sales. We also believe that this process is a necessary component in our efforts to realize a successful distribution relationship with HSIC, and we expect to continue to devote a significant amount of time to relationship-building activities for the next three to four quarters. Accordingly, revenue growth rates could be negatively impacted in future quarters.
     Non-laser system net revenue, which includes consumable products, advanced training programs and extended service contracts, decreased by approximately 16% for the quarter ended June 30, 2007 as compared to the same period of 2006. This decrease was primarily the result of reduced shipping revenue as a result of our agreement with HSIC and a decrease in consumable products sales in the quarter ended June 30, 2007 compared to the same period of 2006.
     License fees and royalty revenue increased to $1.0 million in the second quarter of 2007 from $91,000 in the second quarter of 2006. The increase was primarily generated by the amortization of $916,000 of license fees and related payments received from HSIC and The Procter and Gamble Company, or P&G.
     Sales of our Waterlase systems comprised 67% and 77% of our net revenue and sales of our Diode laser systems comprised 16% and 8% of our net revenue for the quarters ended June 30, 2007 and 2006, respectively. While we expect the Waterlase system to continue to account for the majority of our net revenue, we also expect sales of Diode laser systems in coming quarters to reflect year-over-year increases resulting from sales of our new ezlase soft tissue diode laser system, which was launched at the very end of the first quarter of 2007.

     Domestic revenues were $10.8 million, or 59% of net revenue, for the quarter ended June 30, 2007 versus $8.8 million, or 55% of net revenue, for the same quarter of 2006. International revenues for the quarter ended June 30, 2007 were $7.4 million, or 41% of net revenue, as compared with $7.1 million, or 45% of net revenue, for the quarter ended June 30, 2006.
     Gross Profit. Gross profit for the quarter ended June 30, 2007 increased by $2.5 million to $10.0 million, or 55% of net revenue, as compared with gross profit of $7.6 million, or 48% of net revenue for the quarter ended June 30, 2006. The improvement in our gross margin as a percentage of net revenue was primarily the result of the following factors comparing the quarters ended June 30, 2007 and 2006, respectively: a $938,000 increase in license fees and royalty income, with no related cost of revenue; a greater proportion of higher margin domestic sales; and decreased shipping and warranty expenses.
     Operating Expenses. Operating expenses for the quarter ended June 30, 2007 increased by $943,000, or 9%, to $10.9 million as compared to $10.0 million for the quarter ended June 30, 2006, but decreased as a percentage of net revenue to 60% from 63% because of increased net revenue from period to period.
     Sales and Marketing Expense. Sales and marketing expenses for the quarter ended June 30, 2007 increased by $1.0 million, or approximately 17%, to $6.9 million, or 38% of net revenue, as compared with $5.9 million, or 37% of net revenue, for the quarter ended June 30, 2006. Convention and seminar expenses increased by $738,000 in the quarter ended June 30, 2007 compared with the same quarter of 2006, and travel and entertainment expenses increased by approximately $362,000 as compared to the same quarter of 2006. Offsetting the increases was a decrease in payroll related expenses of approximately $55,000. We expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, and therefore it is likely that these expenses in 2007 will continue to reflect increases over the comparable periods in 2006.
     General and Administrative Expense. General and administrative expenses for the quarter ended June 30, 2007 decreased by $65,000, or 2%, to $2.8 million, or 15% of net revenue, as compared with $2.9 million, or 18% of net revenue, for the quarter ended June 30, 2006. The decrease in general and administrative expenses resulted primarily from a reduction in the provision for doubtful accounts of $373,000, which was partially offset by increases in professional fees and payroll costs of $189,000 and $100,000, respectively. We believe that our general and administrative expenses are likely to increase nominally in the remaining periods of 2007 in comparison to comparable periods in 2006.
     Engineering and Development Expense. Engineering and development expenses for the quarter ended June 30, 2007 decreased by $75,000, or 6%, to $1.2 million, or 7% of net revenue, as compared with $1.3 million, or 8% of net revenue, for the quarter ended June 30, 2006. We expect to invest in additional development projects and personnel for the final two quarters of 2007, and accordingly, it is likely that our engineering and development expenses will increase.
     Patent Infringement Legal Settlement. In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In the first quarter of 2006, we determined that it was probable the shares would be released from escrow, and accordingly, we recorded a $432,000 charge based on the fair market value of our common stock on March 31, 2006. In the quarter ended June 30, 2006, we favorably adjusted the charge by $52,000 based upon the fair market value of our common stock of $8.40 per share as of June 30, 2006. In July 2006, we released these shares from escrow.
Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We realized a $15,000 gain on foreign currency transactions for the quarter ended June 30, 2007, compared to a $95,000 gain on foreign currency transactions for the quarter ended June 30, 2006 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the quarter ended June 30, 2007 was $126,000 as compared with $117,000 for the quarter ended June 30, 2006.

     Interest Expense. Interest expense for the quarter ended June 30, 2007 consisted primarily of interest on the financing of our business insurance premiums. In 2006, interest expense consisted primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line of credit during the period. Interest expense for the quarter ended June 30, 2007 was $7,000 as compared to $189,000 for the quarter ended June 30, 2006.
     Income Taxes. An income tax provision of $112,000 was recognized for the quarter ended June 30, 2007 as compared with $21,000 for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, we recorded an increase of $18,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2007, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $26.6 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Six months ended June 30, 2007 compared with six months ended June 30, 2006
     Net Revenue. Net revenue for the six months ended June 30, 2007 was $33.2 million, an increase of $450,000, or 1%, as compared with net revenue of $32.8 million for the six months ended June 30, 2006. Laser system net revenue was approximately the same in both periods. A decrease of approximately $1.6 million in Waterlase systems revenue, which occurred primarily in the first three months of the period, was substantially offset by an increase in Diode laser systems revenue, which occurred in the last three months of the period, resulting from the recent introduction of our ezlase laser system.
     Non-laser system net revenue, which includes consumable products, advanced training programs and extended service contracts, decreased by approximately 23% for the six months ended June 30, 2007 as compared to the same period in 2006. The decrease in non-laser system net revenues was primarily driven by the recognition in the 2006 period of approximately $974,000 in revenue previously recorded as a deferred revenue obligation that was subsequently determined to have been earned in the six months ended June 30, 2006, compared with $150,000 of similar revenue in the same period of 2007.
     License fees and royalty revenue increased to $2.0 million for the six months ended June 30, 2007 from $187,000 for the same period in 2006. The increase was primarily generated by the amortization of $1.8 million of license fees and related payments received from HSIC and P&G.
     Sales of our Waterlase systems comprised 70% and 76% of our net revenue and sales of our Diode laser systems comprised 12% and 7% of our net revenue for the six months ended June 30, 2007 and 2006, respectively.
     Domestic revenues were $19.5 million, or 59% of net revenue, for the six months ended June 30, 2007 versus $19.2 million, or 59% of net revenue, for the same period in 2006. International revenues for the six months ended June 30, 2007 were $13.8 million, or 41% of net revenue, as compared with $13.6 million, or 41% of net revenue, for the six months ended June 30, 2006.
     Gross Profit. Gross profit for the six months ended June 30, 2007 increased by $1.8 million to $18.1 million, or 55% of net revenue, as compared with gross profit of $16.3 million, or 50% of net revenue for the six months ended June 30, 2006. The improvement in our gross margin as a percentage of net revenue was primarily the result of the increase in license fees and royalty income of $1.8 million in the six months ended June 30, 2007 when compared to the same period in 2006. Gross margin excluding the license fees and royalty revenue was 52% of products and services revenue for the six months ended June 30, 2007 compared to 49% for the same period in 2006. The decrease primarily relates to reduced shipping and warranty expenses in the six months ended June 30, 2007 compared to the same period of 2006.
     Other Income, Net. For the six months ended June 30, 2006, other income included $11,000 related to the sale and leaseback of our former facility in San Clemente, California in March 2001.
     Operating Expenses. Operating expenses for the six months ended June 30, 2007 decreased by $76,000, or 0.4%, to $20.9 million as compared to $21.0 million for the six months ended June 30, 2006, and decreased as a percentage of net revenue to 63% from 64%.
     Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2007 increased by $1.3 million, or approximately 11%, to $13.3 million, or 40% of net revenue, as compared with $12.0 million, or 37% of net revenue, for the six months ended June 30, 2006. Convention and seminar expenses increased by $1.3 million in the six months ended June 30, 2007 compared with the same period of 2006, and travel and entertainment expenses increased by approximately $400,000 as compared to the same period in 2006. Offsetting the increases was a decrease in payroll related costs of approximately $557,000.
     General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2007 decreased by $977,000, or 16%, to $5.2 million, or 16% of net revenue, as compared with $6.2 million, or 19% of net revenue, for the six months ended June 30, 2006. The decrease in general and administrative expenses resulted primarily from a reduction in professional fees of approximately $739,000 and a decrease in the provision for doubtful accounts of $576,000, partially offset by increased audit fees of $289,000.
     Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2007 decreased by $63,000, or 3%, to $2.4 million, or 7% of net revenue, as compared with $2.5 million, or 8% of net revenue, for the six months ended June 30, 2006.
     Patent Infringement Legal Settlement. In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In the first quarter of 2006, we determined that it was probable the shares would be released from escrow, and accordingly, we recorded a $432,000 charge based on the fair market value of our common stock on March 31, 2006. In the quarter ended June 30, 2006, we favorably adjusted the charge by $52,000 based upon the fair market value of our common stock of $8.40 per share as of June 30, 2006. In July 2006, we released these shares from escrow.
Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We realized a $68,000 gain on foreign currency transactions for the six months ended June 30, 2007, compared to a $144,000 gain on foreign currency transactions for the six months ended June 30, 2006 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the six months ended June 30, 2007 was $278,000 as compared with $234,000 for the six months ended June 30, 2006.
     Interest Expense. Interest expense for the six months ended June 30, 2007 consisted primarily of interest on the financing of our business insurance premiums. In 2006, interest expense consisted primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line of credit during the period. Interest expense for the six months ended June 30, 2007 was $23,000 as compared to $338,000 for the six months ended June 30, 2006.
     Income Taxes. An income tax provision of $181,000 was recognized for the six months ended June 30, 2007 as compared with $103,000 for the six months ended June 30, 2006. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the six months ended June 30, 2007, we recorded an increase of $34,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2007, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $26.6 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     At June 30, 2007, we had approximately $16.1 million in net working capital, a decrease of $1.2 million from $17.3 million at December 31, 2006. Our principal sources of liquidity at June 30, 2007 consisted of our cash and cash equivalents balance of $12.0 million and a $10.0 million revolving bank line of credit with Comerica Bank (the “Lender”). Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2008, but can be extended by us for an additional year upon Lender approval. Our obligations under the new line bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.
     The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. We had no outstanding balance on our line of credit at June 30, 2007 and at December 31, 2006.
     For the six months ended June 30, 2007, our operating activities used cash of approximately $3.2 million, compared to $853,000 of cash provided by operating activities for the six months ended June 30, 2006. The most significant change in operating assets and liabilities for the six months ended June 30, 2007 as reported in our consolidated statements of cash flows was an accounts payable and accrued liabilities decrease of $4.2 million, primarily the result of relatively higher inventory purchases in the quarter ended December 31, 2006 and payments of our financed annual insurance premiums. Accounts receivable decreased $3.8 million (before the change in allowance for doubtful accounts), primarily the result of improved collections and lower net revenue in the second quarter of 2007 versus the fourth quarter of 2006. Other significant changes in operating assets and liabilities were an inventory increase of $1.0 million; and a decrease of $657,000 in deferred revenue.
     On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of June 30, 2007 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2007 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$654	$1,170	$481	$—	$2,305
SurgiLight agreement	25	50	—	—	75
Insurance premium financing	272	—	—	—	272

Total	$951	$1,220	$481	$—	$2,652

     Two executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that both officers were terminated by us without cause or they resigned with good reason, the total severance benefits payable would be approximately $483,000 based on compensation in effect as of June 30, 2007. In addition, our three executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control, in which case the total severance benefits payable would be approximately $3.9 million based on compensation in effect as of June 30, 2007. We have agreements with two executive officers to pay bonuses for which $165,000 was paid in the six months ended June 30, 2007 including all amounts due through that date. Also, we have agreements with certain other employees to pay bonuses based on targeted performance criteria.
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
     We currently have a line of credit which bears interest at rates based on the Prime rate or LIBOR. At June 30, 2007, there were no balances outstanding on the line of credit. A change in the Prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.
     Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in money market account auction rate securities in which there is minimal interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2006, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
     In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, in August 2004, three stockholders filed derivative lawsuits in the Superior Court in Orange County, California seeking recovery on our behalf and alleging, among other things, breach of fiduciary duty by two officers and by the members of our Board of Directors, who were named as defendants. The cases were consolidated and the plaintiffs in the consolidated derivative action raised claims on our behalf that include alleged misrepresentations in 2003 and 2004 as to the demand for our products, our financial results and future prospects. In both the class action and the derivative suit the parties have entered into settlement agreements, subject to court approval.
     On April 20, 2007, the parties entered into a Stipulation of Settlement (the “Derivative Stipulation”) in which they agreed to settle the derivative litigation. Under the Derivative Stipulation, in exchange for a release of all claims against the defendant officers and directors that were or could have been alleged in the complaints in the derivative cases and dismissal of the derivative suit, our directors and officers liability insurance carrier agreed to pay on behalf of the individual defendants $500,000 to or as directed by us (including a $100,000 attorney’s fee to plaintiff) and we have agreed to adopt or maintain certain corporate governance measures described in the Derivative Stipulation. The Derivative Stipulation and a motion for approval of the settlement were filed in the Orange County Superior Court on April 24, 2007. On July 13, 2007, the Court held a hearing on the motion for final approval of the settlement of the derivative action and also for an award of attorneys’ fees and reimbursement of expenses. On July 20, 2007, the Court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement and the Derivative Stipulation, dismissing the litigation and releasing as to Biolase and all Biolase stockholders all settled derivative claims and barring all stockholders from pursuing the settled derivative claims.
     On April 23, 2007, the Court in the federal class action entered an Order preliminarily approving the settlement of the class action, as contained in a Stipulation of Settlement (the “Class Stipulation”) filed with the Court. A hearing on whether to approve the settlement is set for August 13, 2007. Under the Class Stipulation, in exchange for a release of all claims and dismissal of the litigation, our directors and officers liability insurance carrier will pay $1,950,000 in cash to fund payments to the class members, net of fees and costs to plaintiffs’ counsel. Such amount includes the amount the carrier will pay to settle the derivative action as discussed in the preceding paragraph. As a result, there will be no cost to us. In the settlement agreements, the defendants admit no wrongdoing. Consummation of the settlements is, as noted, subject to court approval. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On May 16, 2007, we held our 2007 Annual Meeting of Stockholders to vote on three proposals. The number of shares entitled to vote was 23,807,710. The number of shares represented in person or by proxy was 19,316,694.
     The following are the voting results for the proposals:
     PROPOSAL 1: Election of six directors to serve until our next annual meeting of stockholders.

Number of Votes
Robert M. Anderton
For	11,184,338
Against	5,454,851
Abstain	2,677,505

Total	19,316,694

George V. d’Arbeloff
For	18,721,975
Against	524,279
Abstain	70,440

Total	19,316,694

Daniel S. Durrie
For	18,831,509
Against	438,930
Abstain	46,255

Total	19,316,694

Jeffrey W. Jones
For	18,289,087
Against	981,006
Abstain	46,601

Total	19,316,694

Neil J. Laird
For	18,672,262
Against	575,774
Abstain	68,658

Total	19,316,694

Federico Pignatelli
For	18,546,021
Against	690,554
Abstain	80,119

Total	19,316,694

PROPOSAL 2: To approve the amendments to the 2002 Stock Incentive Plan.

Number of Votes
For	11,643,524
Against	741,478
Abstain	96,894
Broker non-votes	6,834,798

Total votes	19,316,694

PROPOSAL 3: To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Number of Votes
For	18,976,168
Against	277,005
Abstain	63,521

Total votes	19,316,694

ITEM 5. OTHER INFORMATION.
     None

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Bylaws of Biolase Technology, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 18, 2007)

10.1	The Biolase Technology, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A filed on April 10, 2007)

10.2†	Addendum 1 to License and Distribution Agreement between Biolase Technology, Inc. and Henry Schein, Inc. dated April 1, 2007

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2007

BIOLASE TECHNOLOGY, INC.,
a Delaware corporation

By:	/s/ JEFFREY W. JONES

Jeffrey W. Jones
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. HARRISON

Richard L. Harrison
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Third Amended and Restated Bylaws of Biolase Technology, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 18, 2007)

10.1	The Biolase Technology, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A filed on April 10, 2007)

10.2†	Addendum 1 to License and Distribution Agreement between Biolase Technology, Inc. and Henry Schein, Inc. dated April 1, 2007

31.1	Certification of Jeffrey W. Jones pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jeffrey W. Jones pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.