Form 10-Q
period 2007-09-30
BIOLASE TECHNOLOGY INC
filed 2007-11-09
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐      No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 6, 2007: 23,888,401

BIOLASE TECHNOLOGY, INC.

BIOLASE®, Millennium® , Pulsemaster® and Waterlase® are registered trademarks of Biolase Technology, Inc., and LaserSmile ™, Diolase Plus™, Comfort Jet ™ , ezlase™, HydroPhotonics™, LaserPal™, MD Flow ™, YSGG ™, Soft Touch™, WaterlaseMD™, HydroBeam™, SensaTouch™ and Oculase™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,890	$14,676
Accounts receivable, less allowance of $971 and $1,357 in 2007 and 2006, respectively	7,497	15,193
Inventory, net	10,774	7,774
Prepaid expenses and other current assets	1,072	1,346

Total current assets	31,233	38,989
Property, plant and equipment, net	4,354	4,851
Intangible assets, net	1,200	1,469
Goodwill	2,926	2,926
Deferred tax asset	22	35
Other assets	308	308

Total assets	$40,043	$48,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,807	$7,699
Accrued liabilities	5,920	8,560
Deferred revenue, current portion	5,522	5,431

Total current liabilities	18,249	21,690
Deferred tax liabilities	327	271
Deferred revenue, long-term	2,841	4,278
Other liabilities, long-term	483	373

Total liabilities	21,900	26,612

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 25,852 and 25,741 shares issued and 23,888 and 23,777 shares outstanding in 2007 and 2006, respectively	26	26
Additional paid-in capital	112,842	111,415
Accumulated other comprehensive gain	1,146	108
Accumulated deficit	(79,472)	(73,184)

	34,542	38,365
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	18,143	21,966

Total liabilities and stockholders’ equity	$40,043	$48,578

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Products and services revenue	$11,910	$16,869	$43,158	$49,469
License fees and royalty revenue	902	197	2,891	384

Net revenue	12,812	17,066	46,049	49,853
Cost of revenue	6,228	8,448	21,318	24,914

Gross profit	6,584	8,618	24,731	24,939

Other (loss) income, net	—	(1)	—	10

Operating expenses:
Sales and marketing	6,292	5,510	19,619	17,493
General and administrative	2,602	2,967	7,781	9,123
Engineering and development	1,279	1,306	3,686	3,776
Patent infringement legal settlement	—	(32)	—	348

Total operating expenses	10,173	9,751	31,086	30,740

Loss from operations	(3,589)	(1,134)	(6,355)	(5,791)
Non-operating income, net	119	94	442	134

Loss before income tax provision	(3,470)	(1,040)	(5,913)	(5,657)
Income tax provision (benefit)	38	(33)	219	70

Net loss	$(3,508)	$(1,007)	$(6,132)	$(5,727)

Net loss per share:
Basic	$(0.15)	$(0.04)	$(0.26)	$(0.24)

Diluted	$(0.15)	$(0.04)	$(0.26)	$(0.24)

Shares used in the calculation of net loss per share:
Basic	23,887	23,580	23,840	23,394

Diluted	23,887	23,580	23,840	23,394

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(6,132)	$(5,727)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,410	1,560
Residual cost of demo equipment sold	82	—
Gain on disposal of assets	—	(10)
(Recovery) provision for bad debts	(352)	732
Provision for excess and obsolete inventory	—	110
Stock-based compensation	952	893
Issuance of common stock for patent litigation settlement	—	348
Deferred income taxes	73	33
Changes in operating assets and liabilities:
Accounts receivable	8,176	(2,477)
Inventory	(3,000)	2,446
Prepaid expenses and other assets	229	925
Accounts payable and accrued liabilities	(3,637)	(4,509)
Deferred revenue	(1,358)	7,984

Net cash and cash equivalents (used in) provided by operating activities	(3,557)	2,308

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(631)	(2,150)

Net cash and cash equivalents used in investing activities	(631)	(2,150)

Cash Flows From Financing Activities:
Net repayments on line of credit	—	(5,000)
Proceeds from exercise of stock options and warrants	476	2,419

Net cash and cash equivalents provided by (used in) financing activities	476	(2,581)

Effect of exchange rate changes	926	(103)

Decrease in cash and cash equivalents	(2,786)	(2,526)
Cash and cash equivalents, beginning of year	14,676	8,272

Cash and cash equivalents, end of period	$11,890	$5,746

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$26	$362

Income taxes	$203	$131

Non-cash investing and financing activities:
Leasehold improvements capitalized and paid by landlord	$—	$569

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
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
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 3—STOCK-BASED COMPENSATION AND PER SHARE INFORMATION
Stock-Based Compensation
     We have three stock-based compensation plans — the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under these plans, stock options are awarded to certain officers, directors and employees of the Company at the discretion of the Company’s management and/or Board of Directors. Options to employees generally vest on a quarterly basis over three years. Shares available for grant under the 2002 Stock Incentive Plan at September 30, 2007 were approximately 1,228,000. Such amount reflects the approval of an additional 1.0 million shares at the 2007 annual meeting of stockholders.

     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended September 30, 2007 and 2006 was $262,000 and $364,000, respectively. The net impact to earnings per basic and diluted share for those same periods was $(0.01) and $ (0.02), respectively. Compensation cost related to stock options recognized in operating results under FAS 123R during the nine months ended September 30, 2007 and 2006, was $952,000 and $ 893,000, respectively. The net impact to earnings per basic and diluted share for those same periods was $(0.04) and $(0.04), respectively. At September 30, 2007, we had $1.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.1 years.
     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenue	$17	$31	$99	$77
Sales and marketing	94	77	281	188
General and administrative	133	246	507	603
Engineering and development	18	10	65	25

	$262	$364	$952	$893

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, we did and expect to continue to estimate their fair values using the Black-Scholes option-pricing model. This option pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, we have used a dividend yield of zero as we do not intend to pay dividends on our common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of our common stock. We believe that the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, have used a stock volatility factor based on the historical volatility of our common stock over a period of time approximating the estimated lives of our stock options. The expected term is estimated by analyzing our historical share option exercise experience over a five-year period in accordance with the provisions of SEC Staff Accounting Bulletin 107. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006 or unvested as of January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. FAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.
     The stock option fair values were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected term (years)	4.65	4.58	4.58	4.14
Volatility	60%	55%	59%	57%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	4.52%	4.97%	4.78%	4.83%

     A summary of option activity under our stock option plans for the nine months ended September 30, 2007 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value (1)
Options outstanding at December 31, 2006	3,858,000	$6.75
Plus: Options granted	408,000	$6.49
Less: Options exercised	(121,000)	$4.41
Options canceled or expired	(249,000)	$8.87

Options outstanding at September 30, 2007	3,896,000	$6.66	5.80	$5,963,000

Options exercisable at September 30, 2007	3,247,000	$6.57	5.11	$5,735,000
Options expired during the nine months ended September 30, 2007	116,000	$9.96

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Proceeds from stock options exercised	$17	$1,799	$476	$2,419
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$1	$588	$311	$1,071
Weighted-average fair value of options granted during period	$3.73	$3.82	$3.46	$4.13
Total fair value of shares vested during the period	$280	$484	$1,062	$1,114

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
Net Loss Per Share — Basic and Diluted
     Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. In computing diluted loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options and warrants to purchase 3,977,000 and 3,893,000 shares were not considered in the calculation of diluted loss per share amounts for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, as their effect would have been anti-dilutive.

NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$2,845	$2,554
Work-in-process	1,620	663
Finished goods	6,309	4,557

Inventory, net	$10,774	$7,774

     Inventory is net of the provision for excess and obsolete inventory of $665,000 and $683,000 at September 30, 2007 and December 31, 2006, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Land	$341	$315
Building	937	867
Leasehold improvements	910	938
Equipment and computers	4,955	4,436
Furniture and fixtures	959	934
Construction in progress	25	62

	8,127	7,552
Accumulated depreciation and amortization	(3,773)	(2,701)

Property, plant and equipment, net	$4,354	4,851

     Depreciation and amortization of property, plant and equipment was $387,000 and $1.1 million for the three and nine months ended September 30, 2007, respectively, and $360,000 and $1.3 million for the three and nine months ended September 30, 2006, respectively. The nine month 2006 depreciation expense amount includes approximately $400,000 of accelerated depreciation related to the office relocation for equipment, furniture and fixtures and computer related equipment.
     Leasehold improvements include $536,000 (net of refund received from our landlord in June 2007) of tenant improvements paid by the landlord in connection with the facility lease during 2006.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of goodwill and tradenames as of June 30, 2007 and concluded there had not been any impairment of goodwill and no further impairment of tradenames. Subsequent to June 30, 2007, no triggering events have occurred that would have a material effect on the value of these assets.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense of $90,000 and $269,000 for the three and nine months ended September 30, 2007, respectively, and $90,000 and $273,000, respectively, for the same periods in 2006. Other intangible assets consist of an acquired customer list and a non-compete agreement.

     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2007				As of December 31, 2006
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,814	$(973)	$—	$841	$1,814	$(786)	$—	$1,028
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Tradenames (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(466)	—	127	593	(384)	—	209

Total	$3,455	$(1,508)	$(747)	$1,200	$3,455	$(1,239)	$(747)	$1,469

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 – ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Payroll and benefits	$1,861	$2,584
Warranty	2,021	2,398
Sales tax	277	179
Deferred rent credit	112	112
Accrued professional services	947	1,055
Accrued insurance premium	—	890
Other	702	1,342

Accrued liabilities	$5,920	$8,560

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Initial warranty accrual, beginning balance	$2,370	$1,656	$2,398	$1,211
Provision for estimated warranty cost	391	1,367	2,205	3,606
Warranty expenditures	(740)	(872)	(2,582)	(2,666)

Initial warranty accrual, ending balance	$2,021	$2,151	$2,021	$2,151

     Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
License fee from Henry Schein, Inc. – unamortized portion	$3,194	$4,444
License fee from Procter & Gamble – unamortized portion	1,875	3,000
Royalty advances from Procter & Gamble	938	—
Undelivered elements (training, installation and product) and other	990	818
Extended warranty contracts	1,366	1,447

Total deferred revenue	8,363	9,709

Less long-term amounts:
License fee from Henry Schein, Inc.	1,528	2,778
License fee from Proctor & Gamble	375	1,500
Royalty advances from Proctor & Gamble	938	—

Total deferred revenue, long-term	2,841	4,278

Total deferred revenue, current portion	$5,522	$5,431

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenue on a straight-line basis over the three-year term of the Agreement. During the three and nine months ended September 30, 2007, $417,000 and $1,250,000, respectively, of the license fee was recognized. In both the three and nine months ended September 30, 2006, $139,000 of the license fee was recognized.
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
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period beginning in January 2007. During the three and nine months ended September 30, 2007, $375,000 and $1,125,000, respectively, of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is being treated as prepaid royalties and is being credited against royalty payments owed to us, and the remainder is being credited to revenue in the period earned. During the three and nine months ended September 30, 2007, $63,000 and $313,000, respectively, of the payments received was recognized in license fees and royalty revenue.
NOTE 8 — BANK LINE OF CREDIT AND DEBT
     On September 28, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (the “Lender”) which replaced the loan agreement previously held with Bank of the West (“BOW”). Under the Loan Agreement, the Lender agreed to extend a revolving loan (the “Revolving Line”) to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extends the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009 (the “Maturity Date”), but can be extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bear interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property).
     The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the Collateral. We were in compliance with such financial covenants as of September 30, 2007.
     As of September 30, 2007 and December 31, 2006, no amounts were outstanding under the Loan Agreement.
     Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.
     In December 2006, we financed $890,000 of insurance premiums payable in ten equal monthly installments of approximately $91,000 each, including a finance charge of 5.89%. As of September 30, 2007, the financed amount had been paid in full.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
     In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, in August 2004, three stockholders filed derivative lawsuits in the Superior Court in Orange County, California seeking recovery on our behalf and alleging, among other things, breach of fiduciary duty by two officers and by the members of our Board of Directors, who were named as defendants. The cases were consolidated and the plaintiffs in the consolidated derivative action raised claims on our behalf that include alleged misrepresentations in 2003 and 2004 as to the demand for our products, our financial results and future prospects. In both the class action and the derivative suit the parties have entered into settlement agreements, the respective courts have approved the settlments and the lawsuits have been concluded.
     On April 20, 2007, the parties entered into a Stipulation of Settlement (the “Derivative Stipulation”) in which they agreed to settle the derivative litigation. Under the Derivative Stipulation, in exchange for a release of all claims against the defendant officers and directors that were or could have been alleged in the complaints in the derivative cases and dismissal of the derivative suit, our directors and officers liability insurance carrier agreed to pay on behalf of the individual defendants $500,000 to or as directed by us (including a $100,000 attorney’s fee to plaintiff) and we have agreed to adopt or maintain certain corporate governance measures described in the Derivative Stipulation. The Derivative Stipulation and a motion for approval of the settlement were filed in the Orange County Superior Court on April 24, 2007. On July 13, 2007, the Court held a hearing on the motion for final approval of the settlement of the derivative action and also for an award of attorneys fees and reimbursement of expenses. On July 20, 2007, the Court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement and the Derivative Stipulation, dismissing the litigation and releasing as to Biolase and all Biolase stockholders all settled derivative claims and barring all stockholders from pursuing the settled derivative claims.
     On April 23, 2007, the Court in the federal class action entered an Order preliminarily approving the settlement of the class action, as contained in a Stipulation of Settlement (the “Class Stipulation”) filed with the Court. On August 15, 2007, the Court entered an Order and Final Judgment approving the settlement. Under the Class Stipulation, in exchange for a release of all claims and dismissal of the litigation, our directors and officers liability insurance carrier paid $1,950,000 in cash to fund payments to the class members, net of fees and costs to plaintiffs’ counsel. Such amount included the amount the carrier paid to settle the derivative action as discussed in the preceding paragraph. As a result, we incurred no cost in the settlements. In the settlement agreements, the defendants admitted no wrongdoing.
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the United States District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. Although the outcome of litigation is always uncertain, if Diodem files a lawsuit for breach of the settlement agreement, we intend to vigorously defend such action.

     From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.
Securities and Exchange Commission Inquiry
     Following the restatement of our financial statements in September 2003, we received, in late October 2003, and subsequently in 2003 and 2004, informal requests from the Securities and Exchange Commission, or SEC, to voluntarily provide information relating to the restatement. We have provided information to the SEC and intend to continue to cooperate in responding to the inquiry. We have had no communication from the SEC in over two years related to this matter. In accordance with its normal practice, the SEC has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.
NOTE 10 — SEGMENT INFORMATION
     We currently operate in a single business segment. For the three and nine months ended September 30, 2007, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 9% and 8% respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 18% and 29%, respectively, of net revenue. For the three and nine months ended September 30, 2006, sales in EMEA accounted for approximately 5% and 11%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 29% and 29%, respectively, of net revenue.
     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$9,360	$11,163	$28,841	$30,363
Europe, Middle East, Africa	1,182	905	3,852	5,241
Canada, Asia, Latin America, Pacific Rim	2,270	4,998	13,356	14,249

	$12,812	$17,066	$46,049	$49,853

     Long-lived assets located outside of the United States at our foreign subsidiaries were $1.2 million and $1.2 million as of September 30, 2007 and December 31, 2006, respectively.
NOTE 11 — CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 62% and 68% of total net revenues for the three and nine months ended September 30, 2007, respectively, and 82% and 78% of total net revenues, respectively, for the same periods in 2006. Revenue from our diode systems comprised 15% and 13% of total revenue for the three and nine months ended September 30, 2007, respectively, and 3% and 6%, for the same periods of 2006.
     Approximately 69% and 63% of our products and services revenue in the three and nine months ended September 30, 2007 was generated through sales to HSIC. Approximately 28% and 10% of our products and services revenue in the three and nine month periods of 2006 was generated through sales to HSIC. These percentages in 2006 reflect sales to HSIC for the period subsequent to entering into the distribution agreement with HSIC, or September 1, 2006. Prior to entering into the distribution agreement with HSIC, many dentists financed their purchases through third-party leasing companies. In these transactions, the leasing company was the purchaser. Approximately 16% and 23% of our products and services revenue for the three and nine months ended September 30, 2006, respectively, was generated from National Technology Leasing Corporation (“NTL”), who purchased laser systems from us and leased them to dentists. One international distributor accounted for approximately 4% and 13% of our products and services revenues for the three and nine months ended September 30, 2007, respectively, and approximately 14% in each of the same periods of 2006.
     We maintain our cash and cash equivalents accounts with established commercial banks. Such cash deposits generally exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each depository.
     Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $3.6 million and $600,000 or 46% and 8%, respectively, at September 30, 2007. Accounts receivable concentrations from sales to HSIC and one international distributor totaled $10.4 million and $1.5 million or 69% and 10%, respectively, at December 31, 2006.
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

NOTE 12 — COMPREHENSIVE LOSS
     Components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,508)	$(1,007)	$(6,132)	$(5,727)
Other comprehensive income (loss) items:
Unrealized gain on marketable securities	—	68	—	86
Foreign currency translation adjustments	557	112	1,038	(33)

Comprehensive loss	$(2,951)	$(827)	$(5,094)	$(5,674)

NOTE 13 — INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the nine months ended September 30, 2007, we recorded an increase of $39,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest.
NOTE 14 — SUBSEQUENT EVENT
     On November 6, 2007, we issued a press release announcing that, effective November 5, 2007, we had terminated Jeffrey W. Jones from his positions as Chief Executive Officer and President of Biolase and terminated Keith G. Bateman from his position as Executive Vice President, Global Sales and Marketing. The Board of Directors appointed Federico Pignatelli as interim Chief Executive Officer and President. We are currently conducting a search for a new CEO to replace Mr. Jones. James R. Largent, an independent director, will assume interim responsibilities in overseeing and assisting in sales and marketing programs and future strategies in those areas. While serving in their executive capacities, Messrs. Pignatelli and Largent will not serve on any board committees that require independent directors.
     On November 6, 2007, Comerica Bank provided the necessary consent, as required by the Loan Agreement, to the appointment of Federico Pignatelli as Interim Chief Executive Officer replacing Jeffrey W. Jones.

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
          On May 9, 2007, we entered into Addendum 1 to License and Distribution Agreement with HSIC, which addendum is effective as of April 1, 2007 and modifies the License and Distribution Agreement entered into with HSIC on August 8, 2006, to add the terms and conditions under which HSIC has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements were established for the ezlase. If HSIC has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert HSIC’s ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw HSIC’s ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period beginning in January 2007. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is being treated as prepaid royalties and is being credited against royalty payments owed to us, and the remainder is being credited to revenue in the period earned.
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
     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2007 and concluded there had been no further impairment in trade names and no impairment in goodwill. Subsequent to June 30, 2007, no triggering events have occurred that would have a material effect on the value of these assets.
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
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Statements of Operations Data:	2007	2006	2007	2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.6	49.5	46.3	50.0

Gross profit	51.4	50.5	53.7	50.0

Other income, net	—	—	—	—

Operating expenses:
Sales and marketing	49.1	32.3	42.6	35.1
General and administrative	20.3	17.4	16.9	18.3
Engineering and development	10.0	7.6	8.0	7.5
Patent infringement legal settlement	—	(0.2)	—	0.7

Total operating expenses	79.4	57.1	67.5	61.6

Loss from operations	(28.0)	(6.6)	(13.8)	(11.6)
Non-operating income, net	0.9	0.5	1.0	0.2

Loss before income tax provision	(27.1)	(6.1)	(12.8)	(11.4)
Income tax provision (benefit)	0.3	(0.2)	0.5	0.1

Net loss	(27.4)%	(5.9)%	(13.3)%	(11.5)%

Quarter ended September 30, 2007 compared with quarter ended September 30, 2006
     Net Revenue. Net revenue for the quarter ended September 30, 2007 was $12.8 million, a decrease of $4.3 million, or 25%, as compared with net revenue of $17.1 million for the quarter ended September 30, 2006. In the quarter ended September 30, 2007, laser system net revenue decreased by approximately 32% and non-laser system net revenue, which includes revenue from the sale of consumable products, advanced training programs and extended service contracts and shipping revenue, decreased by approximately 14% as compared to the same quarter of 2006. The decrease in non-laser system net revenue was primarily the result of a decrease in consumable products sales, reduced training revenue and reduced shipping revenue, mostly related to the decline in laser systems revenues.
     Sales of our Waterlase all-tissue laser systems comprised 62% and 88% of our net revenue and sales of our Diode soft-tissue laser systems comprised 15% and 3% of our net revenue for the quarters ended September 30, 2007 and 2006, respectively. Overall, our Waterlase laser system sales declined by 44%, while our Diode laser system sales increased by 280%.
     Domestic revenues were $9.4 million, or 73% of net revenue, for the quarter ended September 30, 2007 versus $11.2 million, or 65% of net revenue, for the same quarter of 2006. International revenues for the quarter ended September 30, 2007 were $3.5 million, or 27% of net revenue, as compared with $5.9 million, or 35% of net revenue, for the quarter ended September 30, 2006.
     We believe that there were various factors which, in the aggregate, had a significant negative effect on laser systems sales in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. First, general economic conditions in the quarter ended September 30, 2007 with respect to credit availability may have caused many dentists considering the purchase of a Waterlase MD laser system to postpone their purchase decision. Second, we believe that a variety of sales and marketing execution issues, which have led to a management change announced on November 6, 2007, negatively affected our Waterlase MD system sales. Lastly, the decline in sales to one international distributor accounted for 80% of the decrease in international revenue in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.
     License fees and royalty revenue increased to $902,000 in the third quarter of 2007 from $197,000 in the third quarter of 2006, primarily generated by the amortization of license fees and related payments received from HSIC and The Procter and Gamble Company, or P&G.

     Gross Profit. Gross profit for the quarter ended September 30, 2007 decreased by $2.0 million to $6.6 million, or 51% of net revenue, as compared with gross profit of $8.6 million, or 51% of net revenue for the quarter ended September 30, 2006. Gross margin excluding license fees and royalty revenue was 48% of products and services revenue for the quarter ended September 30, 2007 compared to 50% for the same period in 2006. Fixed expenses included in cost of revenue represented a higher percentage of the comparatively lower revenues from period to period, resulting in a lower gross margin on products and services revenue.
     Operating Expenses. Operating expenses for the quarter ended September 30, 2007 increased by $422,000 or 4%, to $10.2 million as compared to $9.8 million for the quarter ended September 30, 2006. As a percentage of net revenue, operating expenses increased to 79% from 57%.
     Sales and Marketing Expense. Sales and marketing expenses for the quarter ended September 30, 2007 increased by $782,000, or approximately 14%, to $6.3 million, or 49% of net revenue, as compared with $5.5 million, or 32% of net revenue, for the quarter ended September 30, 2006. Convention and seminar expenses increased by $726,000; travel and entertainment expenses increased by approximately $298,000 and payroll related expenses increased by $40,000 in the quarter ended September 30, 2007 compared to the same quarter of 2006.
     General and Administrative Expense. General and administrative expenses for the quarter ended September 30, 2007 decreased by $365,000, or 12%, to $2.6 million, or 20% of net revenue, as compared with $3.0 million, or 17% of net revenue, for the quarter ended September 30, 2006. The decrease in general and administrative expenses resulted primarily from a reduction in the accounts receivable bad debt expense of $492,000.
     Engineering and Development Expense. Engineering and development expenses were approximtely $1.3 million for the quarters ended September 30, 2007 and 2006, and as percentages of net revenue were 10% and 8%, respectively.
     Patent Infringement Legal Settlement. In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In the first quarter of 2006, we determined that it was probable the shares would be released from escrow, and accordingly, we recorded a $432,000 charge based on the fair market value of our common stock on March 31, 2006. In the quarter ended June 30, 2006, we favorably adjusted the charge by $52,000 based upon the fair market value of our common stock of $8.40 per share as of June 30, 2006. In July 2006, we released these shares from escrow and accordingly favorably adjusted the charge by an additional $32,000 based upon the fair market value of our common stock of $7.71 per share as of July 14, 2006.
     Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We realized a $34,000 loss on foreign currency transactions for the quarter ended September 30, 2007, compared to a $26,000 gain on foreign currency transactions for the quarter ended September 30, 2006 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the quarter ended September 30, 2007 was $156,000 as compared with $112,000 for the quarter ended September 30, 2006.
     Interest Expense. Interest expense for the quarter ended September 30, 2007 consisted primarily of interest on the financing of our business insurance premiums. In 2006, interest expense consisted primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line of credit during the period. Interest expense for the quarter ended September 30, 2007 was $3,000 as compared to $44,000 for the quarter ended September 30, 2006.
     Income Taxes. An income tax provision of $38,000 was recognized for the quarter ended September 30, 2007 as compared with a $33,000 income tax benefit for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, we recorded an increase of $5,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2007, we have a $27.8 million valuation allowance against our net deferred tax assets. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Nine months ended September 30, 2007 compared with nine months ended September 30, 2006
     Net Revenue. Net revenue for the nine months ended September 30, 2007 was $46.0 million, a decrease of $3.9 million, or 8%, as compared with net revenue of $49.9 million for the nine months ended September 30, 2006. Laser system net revenue decreased by approximately 11% in the nine months ended September 30, 2007 compared to the same period of 2006.
     Non-laser system net revenue, which includes the sale of consumable products, advanced training programs and extended service contracts and shipping revenue, decreased by approximately 20% in the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease in non-laser system net revenues was primarily driven by the recognition in the 2006 period of approximately $1.0 million in revenue previously recorded as a deferred revenue obligation that was subsequently determined to have been earned in the nine months ended September 30, 2006, compared with $150,000 of similar revenue in the same period of 2007. Also decreasing was training and shipping revenue partially offset by an increase in revenue related to the sale of extended service contracts.
     License fees and royalty revenue increased to $2.9 million for the nine months ended September 30, 2007 from $384,000 for the same period in 2006, primarily generated by the amortization of license fees and related payments received from HSIC and P&G.
     Sales of our Waterlase systems comprised 68% and 78% of our net revenue and sales of our Diode laser systems comprised 13% and 6% of our net revenue for the nine months ended September 30, 2007 and 2006, respectively.
     Domestic revenues were $28.8 million, or 63% of net revenue, for the nine months ended September 30, 2007 versus $30.4 million, or 61% of net revenue, for the same period in 2006. International revenues for the nine months ended September 30, 2007 were $17.2 million, or 37% of net revenue, as compared with $19.5 million, or 39% of net revenue, for the nine months ended September 30, 2006.
     Gross Profit. Gross profit for the nine months ended September 30, 2007 decreased by $208,000 to $24.7 million, or 54% of net revenue, as compared with gross profit of $24.9 million, or 50% of net revenue for the nine months ended September 30, 2006. Gross margin excluding the license fees and royalty revenue was 51% of products and services revenue for the nine months ended September 30, 2007 compared to 50% for the same period in 2006.
     Other Income, Net. For the nine months ended September 30, 2006, other income included $10,000 related to the sale and leaseback of our former facility in San Clemente, California in March 2001.
     Operating Expenses. Operating expenses for the nine months ended September 30, 2007 increased by $346,000, or 1%, to $31.1 million as compared to $30.7 million for the nine months ended September 30, 2006, and increased as a percentage of net revenue to 68% from 62%.
     Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2007 increased by $2.1 million, or approximately 12%, to $19.6 million, or 43% of net revenue, as compared with $17.5 million, or 35% of net revenue, for the nine months ended September 30, 2006. Convention and seminar expenses increased by $2.0 million in the nine months ended September 30, 2007 compared with the same period of 2006, and travel and entertainment expenses increased by approximately $701,000 as compared to the same period in 2006. Offsetting the increases was a decrease in payroll related costs of approximately $519,000, primarily related to lower commission expense on decreased sales.
     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2007 decreased by $1.3 million, or 15%, to $7.8 million, or 17% of net revenue, as compared with $9.1 million, or 18% of net revenue, for the nine months ended September 30, 2006. The decrease in general and administrative expenses resulted primarily from a reduction in professional fees of approximately $601,000 and a reduction in the accounts receivable bad debt expense of $1.1 million, partially offset by increased audit fees of $209,000.

     Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2007 decreased by $90,000 or 2%, to $3.7 million, or 8% of net revenue, as compared with $3.8 million, or 8% of net revenue, for the nine months ended September 30, 2006.
     Patent Infringement Legal Settlement. In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In the first quarter of 2006, we determined that it was probable the shares would be released from escrow, and accordingly, we recorded a $432,000 charge based on the fair market value of our common stock on March 31, 2006. In the quarter ended June 30, 2006, we favorably adjusted the charge by $52,000 based upon the fair market value of our common stock of $8.40 per share as of June 30, 2006. In July 2006, we released these shares from escrow and accordingly favorably adjusted the charge by an additional $32,000 based upon the fair market value of our common stock of $7.71 per share as of July 14, 2006.
     Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We realized a $34,000 gain on foreign currency transactions for the nine months ended September 30, 2007, compared to a $170,000 gain on foreign currency transactions for the nine months ended September 30, 2006 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the nine months ended September 30, 2007 was $434,000 as compared with $346,000 for the nine months ended September 30, 2006.
     Interest Expense. Interest expense for the nine months ended September 30, 2007 consisted primarily of interest on the financing of our business insurance premiums. In 2006, interest expense consisted primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line of credit during the period. Interest expense for the nine months ended September 30, 2007 was $26,000 as compared to $382,000 for the nine months ended September 30, 2006.
     Income Taxes. An income tax provision of $219,000 was recognized for the nine months ended September 30, 2007 as compared with $70,000 for the nine months ended September 30, 2006. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the nine months ended September 30, 2007, we recorded an increase of $39,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2007, we have a valuation allowance against our net deferred tax assets in the amount of $27.8 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
          At September 30, 2007, we had approximately $13.0 million in net working capital, a decrease of $4.3 million from $17.3 million at December 31, 2006. Our principal sources of liquidity at September 30, 2007 consisted of our cash and cash equivalents balance of $11.9 million and a $10.0 million revolving bank line of credit with Comerica Bank (the “Lender”). Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extends the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009, but can be extended by us for an additional year upon Lender approval. Our obligations under the line of credit bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.
          The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. We had no outstanding balance on our line of credit at September 30, 2007 and at December 31, 2006.
          For the nine months ended September 30, 2007, our operating activities used cash of approximately $3.6 million, compared to $2.3 million of cash provided by operating activities for the nine months ended September 30, 2006. The most significant change in operating assets and liabilities for the nine months ended September 30, 2007 as reported in our consolidated statements of cash flows was an accounts payable and accrued liabilities decrease of $3.6 million, primarily the result of relatively higher inventory purchases in the quarter ended December 31, 2006 compared to the quarter ended September 30, 2007 and payments of our financed annual insurance premiums. Accounts receivable decreased by $8.2 million (before the change in allowance for doubtful accounts), primarily the result of improved collections and lower net revenue in the third quarter of 2007 versus the fourth quarter of 2006. Other significant changes in operating assets and liabilities were an inventory increase of $3.0 million and a decrease of $1.4 million in deferred revenue. Contributing to the cash provided from operations in the nine months ended September 30, 2006 were the $3.0 million payment received from The Proctor & Gamble Company for the license to certain of our patents pursuant to a binding letter agreement and the $5.0 million license fee payment from HSIC.
          On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of September 30, 2007 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2007 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$628	$1,159	$344	$—	$2,131
SurgiLight agreement	25	50	—	—	75

Total	$653	$1,209	$344	$—	$2,206

     As of September 30, 2007, two executive officers have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event that both officers were terminated by us without cause or they resigned with good reason, as of September 30, 2007, the total severance benefits payable would be approximately $483,000 based on compensation in effect as of September 30, 2007. In addition, as of September 30, 2007, three executive officers and some members of management are entitled to certain severance benefits payable upon termination following a change in control, in which case the total severance benefits payable would be approximately $3.7 million based on compensation in effect as of September 30, 2007. We have agreements with three executive officers to pay bonuses for which $237,000 was paid in the nine months ended September 30, 2007 and $12,000 was included in accrued compensation at September 30, 2007. Also, we have agreements with certain other employees to pay bonuses based on targeted performance criteria.
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
     We currently have a line of credit which bears interest at rates based on the Prime rate or LIBOR. At September 30, 2007, there were no balances outstanding on the line of credit. A change in the Prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.
     Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in money market account auction rate securities in which there is minimal interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
  Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
  Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2006, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
     In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, in August 2004, three stockholders filed derivative lawsuits in the Superior Court in Orange County, California seeking recovery on our behalf and alleging, among other things, breach of fiduciary duty by two officers and by the members of our Board of Directors, who were named as defendants. The cases were consolidated and the plaintiffs in the consolidated derivative action raised claims on our behalf that include alleged misrepresentations in 2003 and 2004 as to the demand for our products, our financial results and future prospects. In both the class action and the derivative suit the parties have entered into settlement agreements, the respective courts have approved the settlments and the lawsuits have been concluded.
     On April 20, 2007, the parties entered into a Stipulation of Settlement (the “Derivative Stipulation”) in which they agreed to settle the derivative litigation. Under the Derivative Stipulation, in exchange for a release of all claims against the defendant officers and directors that were or could have been alleged in the complaints in the derivative cases and dismissal of the derivative suit, our directors and officers liability insurance carrier agreed to pay on behalf of the individual defendants $500,000 to or as directed by us (including a $100,000 attorney’s fee to plaintiff) and we have agreed to adopt or maintain certain corporate governance measures described in the Derivative Stipulation. The Derivative Stipulation and a motion for approval of the settlement were filed in the Orange County Superior Court on April 24, 2007. On July 13, 2007, the Court held a hearing on the motion for final approval of the settlement of the derivative action and also for an award of attorneys fees and reimbursement of expenses. On July 20, 2007, the Court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement and the Derivative Stipulation, dismissing the litigation and releasing as to Biolase and all Biolase stockholders all settled derivative claims and barring all stockholders from pursuing the settled derivative claims.
     On April 23, 2007, the Court in the federal class action entered an Order preliminarily approving the settlement of the class action, as contained in a Stipulation of Settlement (the “Class Stipulation”) filed with the Court. On August 15, 2007, the Court entered an Order and Final Judgment approving the settlement. Under the Class Stipulation, in exchange for a release of all claims and dismissal of the litigation, our directors and officers liability insurance carrier paid $1,950,000 in cash to fund payments to the class members, net of fees and costs to plaintiffs’ counsel. Such amount included the amount the carrier paid to settle the derivative action as discussed in the preceding paragraph. As a result, we incurred no cost in the settlements. In the settlement agreements, the defendants admitted no wrongdoing.
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register for sale any of these shares which remained unsold. This Registration

Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the United States District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. Although the outcome of litigation is always uncertain, if Diodem files a lawsuit for breach of the settlement agreement, we intend to vigorously defend such action.
     From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.
Securities and Exchange Commission Inquiry
          Following the restatement of our financial statements in September 2003, we received, in late October 2003, and subsequently in 2003 and 2004, informal requests from the Securities and Exchange Commission, or SEC, to voluntarily provide information relating to the restatement. We have provided information to the SEC and intend to continue to cooperate in responding to the inquiry. We have had no communication from the SEC in over two years related to this matter. In accordance with its normal practice, the SEC has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.
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
Major Changes in key personnel on whom we depend could adversely affect our operations.
           Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. On November 6, 2007, we issued a press release announcing that, effective November 5, 2007, we had terminated Jeffrey W. Jones from his positions as Chief Executive Officer and President of Biolase and terminated Keith G. Bateman from his positions as Executive Vice President, Global Sales and Marketing. The Board of Directors appointed Federico Pignatelli as interim Chief Executive Officer and President. We are currently conducting a search for a new CEO to replace Mr. Jones. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract qualified replacement personnel. These changes in our senior management and on the Board may be disruptive to our business, and, during this current transition period, there may be uncertainty among investors, vendors, customers, rating agencies, employees and others concerning our future direction and performance. Moreover, our future success will depend to a significant extent on our ability to identify and hire a new Chief Executive Officer and Executive Vice President, Global Sales and Marketing. If we are unable to identify and retain effective permanent replacements for our former Chief Executive Officer and President and our Executive Vice President, Global Sales and Marketing, our results of operations and financial condition may be adversely affected.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None
ITEM 5. OTHER INFORMATION.
          None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	First Amendment to Loan and Security Agreement dated Ocotber 5, 2007, by and betweeen Comerica Bank and Biolase Technology, Inc.

31.1	Certification of Federico Pignatelli pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Federico Pignatelli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2007

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Loan and Security Agreement dated Ocotber 5, 2007, by and betweeen Comerica Bank and Biolase Technology, Inc.

31.1	Certification of Federico Pignatelli pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard L. Harrison pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Federico Pignatelli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard L. Harrison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.