Form 10-K
period 2007-12-31
BIOLASE TECHNOLOGY INC
filed 2008-03-17
CIK 811240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $122,295,283 on June 29, 2007, based on the closing price per share of $6.07 for the registrant’s common stock as reported on the NASDAQ Stock Market LLC on such date.

As of March 12, 2008, there were 24,124,401 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

BIOLASE®, Millennium®, Pulsemaster® and Waterlase® are registered trademarks of Biolase Technology, Inc., and LaserSmiletm, Diolasetm, Diolase Plustm, Comfort Jettm, ezlasetm, HydroPhotonicstm, LaserPaltm, MD Flowtm, YSGG Waterlase MDtm, Soft Touchtm, Waterlase MDtm, HydroBeamtm, SensaTouchtm and Oculasetm are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

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

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principle products are dental laser systems that allow general dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other traditional dental instruments. We offer two categories of laser system products: our Waterlase family of products and our Diolase family of products which includes our ezlase system.

Waterlase systems.  Our Waterlase systems use a patented combination of water and laser to perform most dental procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue plus bone. We refer to our patented interaction of water and laser as YSGG Laser HydroPhotonics. In October 2004, we launched our newest generation Waterlase system, the Waterlase MD. The Waterlase MD has a broad range of clinical capabilities both in dentistry and other medical disciplines. We designed the Waterlase MD to provide the clinical benefits dentists’ desire, while also providing the comfort sought by patients. Advanced capabilities and new features coupled with innovative, ergonomic styling and design are part of our proprietary MD technology platform.

Diolase systems.  We also offer a line of Diolase laser systems which use a semiconductor diode laser to perform soft tissue and cosmetic procedures, including teeth whitening. Our Diolase systems serve the growing markets of cosmetic and hygiene procedures. During 2006, we offered the DioLase Plus diode laser system and the LaserSmile diode laser system. The DioLase Plus is an entry-level, cosmetic, soft tissue and periodontal laser which has many cosmetic and soft tissue applications, including: soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by bacteria penetration of the pocket lining and junctional epithelium. The LaserSmile diode laser system can be used to perform the same soft tissue and cosmetic procedures as the DioLase Plus system, but adds the capability of performing teeth whitening procedures. In early 2007, we received FDA 510(k) clearance for and launched the new ezlase diode laser system. The ezlase system’s approved indications include incision, excision, vaporization, ablation and coagulation of oral soft tissues as well as laser periodontal procedures, including laser soft tissue curettage and laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket, and sulcular debridement.

We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase systems in Japan. Since 1998, we have sold approximately 6,300 Waterlase systems, including over 2,700 Waterlase MD systems, and over 9,500 laser systems in total in over 50 countries.

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

Our goal is to establish our laser systems as essential tools in dentistry and to continue to build a leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our laser systems, particularly our Waterlase systems. In 2002, we founded the

World Clinical Laser Institute, an association that includes prominent researchers, educators and practicing dentists, to formalize our efforts to educate and train dentists and specialists in laser dentistry. We participate in numerous other symposia and dental industry events to educate and stimulate demand for our products. We have also developed numerous relationships with dental schools, research facilities and dental institutes, in the United States and internationally, which use our products for education and training. We believe this will expand awareness of our products among new generations of dental professionals.

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

Industry Background

General

We estimate that more than 200 million hard tissue procedures are performed annually in the United States. Hard tissue procedures include cavity preparation, root canals and other procedures involving bone or teeth. The survey also indicated that more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include gum line alteration and other procedures involving soft dental tissue. According to statistics compiled by the ADA, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists, and the rest are performed by oral surgeons, endodontists, periodontists and other specialists.

The ADA estimates that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral and systemic disease. According to the ADA, annual dental spending in the United States in 2006 was $91.5 billion and is expected to increase to approximately $146.9 billion by 2014.

We believe there is a growing awareness among consumers of the value and importance of a healthy smile. As such, the dental industry has entered an era of growth and consideration of advanced technologies that allow dentists to perform simple or complex cosmetic dental procedures with minimal trauma, improved patient acceptance and clinically superior results. We believe our product offering corresponds with this trend, and we expect incremental growth from these pressures in the marketplace.

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

Electrosurge Systems.  Electrosurge systems use an electrical current to heat a shaped tip that simultaneously cuts and cauterizes soft tissue, resulting in less bleeding than occurs with scalpels. However, electrosurge can deeply penetrate the soft tissue, which can result in unwanted damage to surrounding tissue, and is generally less precise than lasers. Electrosurge is also not suitable for hard tissue procedures and, due to the depth of penetration, generally requires use of anesthesia and involves a lengthy healing process. Use of electrosurge is generally restricted from the areas near metal fillings and dental implants. Finally, electrosurge generally cannot be used with patients with implanted pacemakers and defibrillators.

Traditional Laser Systems.  More recently, lasers have gained acceptance for use in general and cosmetic dentistry. Most lasers used in dentistry have been adapted from other medical applications, such as dermatology, and are not designed to perform a wide range of common dental procedures. Most dental lasers use thermal energy to cut tissue and are used primarily for soft tissue procedures.

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical results and help reduce the trauma, pain and discomfort associated with dental procedures.

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

Our Waterlase systems precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, with minimal or no damage to surrounding tissue and dental structure. Our Diolase systems are designed to complement the Waterlase systems, and are used in soft tissue procedures, hygiene and cosmetic applications.

The Diolase systems, together with our Waterlase systems, offer practitioners a broad product line with a range of features and price points.

A small percentage of dental professionals worldwide currently use lasers. Moreover, our laser systems are more expensive than traditional dental tools. However, we believe that the significant clinical advantages of our systems, patient benefits, the potential return on investment that our systems offer practitioners and the options available to finance the purchase of our systems will enable us to continue to penetrate the dental market segment.

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Additional procedures through increased efficiency. Our systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. One advantage of this benefit is that it can be used to perform cavity preparations in multiple quadrants. In contrast, many dentists using high speed drills normally cannot perform cavity preparations in more than one quadrant per visit because of concerns relating to use of anesthesia in multiple regions. For soft tissue procedures, the Waterlase and Diolase systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. Additionally, the LaserSmile system performs teeth whitening faster than competing non-laser systems due to its high power and fast activation of our proprietary whitening gel.

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. These procedures include crown lengthening, frenectomy and biopsy. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills and professional satisfaction.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our laser systems will help improve patient retention, attract new patients, increase revenue per patient, increase demand for elective procedures, increase acceptance of treatment plans and increase word-of-mouth referrals.

•	Fewer post-operative complications. Our laser systems can reduce trauma, swelling and general discomfort, resulting in fewer post-operative complications that require follow up treatment. Practitioners can devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. The Waterlase system is able to perform various types of dental procedures without causing the heat, vibration or pressure associated with traditional dental methods. As a result, patients can experience dramatically improved comfort during and after most procedures. In many cases, procedures can be performed without local anesthesia, which eliminates the pain associated with injections and the feeling of numbness following the procedure.

•	Convenience. Our Waterlase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit. This can reduce the number of visits necessary to complete the patient’s treatment plan.

•	Reduced trauma. The Waterlase system avoids the thermal heat transfer, vibration and grinding action associated with the high speed dental drill. For soft tissue applications, our laser systems cut with more precision and less bleeding than typically achieved with conventional instruments. As a result, our systems can result in less trauma, swelling and general discomfort to the patient.

•	Broader range of available procedures. Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable, including osseous crown lengthening, periodontal surgeries and numerous other procedures.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market and to establish our laser systems as essential tools in dentistry. Our business strategy consists of the following key elements:

•	Increase awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of our laser systems, particularly the Waterlase system. We plan to increase adoption of our laser systems by dental practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute, dental schools and other educational forums. We also intend to market our systems to dental practitioners through our laser specialists and advertising. We continue to explore marketing efforts aimed directly at patients.

•	Expand sales and distribution capabilities. In the United States and Canada, we distributed our products directly to dental practitioners utilizing our direct sales force through August 31, 2006. Effective September 1, 2006, we began distributing our products through a leading U.S. dental products and equipment distributor, Henry Schein, Inc., or HSIC. Over time, we expect HSIC’s large direct sales force in the U.S. and Canada to increasingly provide high quality sales leads, while our laser specialists continue to perform technical selling and deal closing. Internationally, we intend to use established dental and medical device distributors and to use a direct sales force in select countries. We are developing an infrastructure to support growth in sales and marketing. This infrastructure includes product management, information technology systems and personnel to manage our sales force, compile sales and marketing data and better serve our customers and distributors.

•	Expand product platform and applications. We plan to expand our product line and product applications by developing product enhancements and new laser technologies. We also have an objective to increase our sales of disposable products that are used by dental practitioners when performing procedures using our dental laser systems. Additionally, we may strategically acquire complementary products and technologies.

•	Continue high quality manufacturing and customer service. Our manufacturing operations are focused on producing high quality dental laser systems. We intend to continually develop and refine our manufacturing processes to increase production efficiencies and product quality. We provide high quality maintenance and support services through our support hotline and dedicated staff of in-house and field service personnel. Additionally, we maintain a network of factory-trained service technicians to provide maintenance and support services to customers in Europe and other markets outside the United States.

•	Strengthen and defend technology leadership. We believe our proprietary Waterlase system and YSGG Laser HydroPhotonics technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and internationally. We intend to strategically enforce our intellectual property rights worldwide.

Products

We have two principal product lines. Our family of products includes the Waterlase and Diolase systems, which we developed through a combination of our own research and development and intellectual property obtained via various acquisitions.

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

Both Waterlase systems incorporate an ergonomic handpiece and an extensive control panel located on the front of the system with precise preset functionality to control the mix of air and water. Each system has also been designed to be easily moved from operatory to operatory within a practice office. The Waterlase MD has expanded capabilities, features and benefits including white LED handpiece illumination, a full color touch screen improving user friendliness (with a built in user “Help” system), a more refined water spray that improves cutting, more power, a smaller footprint, with an overall 40% reduction in size, and a Windows CE operating system. In 2007, we introduced our Gold Handpiece which when combined with our Waterlase MD system provides for faster cutting of hard tissues.

Diolase systems.  Our Diolase laser systems consist of the ezlase, DioLase Plus and LaserSmile systems, and incorporate a semiconductor diode laser to perform soft tissue, hygiene and cosmetic procedures, including teeth whitening. Our Diolase systems serve the growing markets of cosmetic and hygiene procedures. The ezlase system was introduced in February 2007 with an award winning design, superior ergonomics and performance characteristics over previous generations of diode lasers. It features a new pulse mode, ComfortPulse, which allows the tissue to cool between pulses resulting in improved patient comfort and reduced need for anesthesia for many common procedures. Other features include wireless foot pedal control, disposable single-use tips and color touch screen activation with up to fifteen procedure based pre-sets. The DioLase Plus is a fully-featured, entry-level, cosmetic, soft tissue and periodontal laser which has many cosmetic and soft tissue applications, including: soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by disease penetration of the pocket lining and junctional epithelium. The LaserSmile laser system is a full-featured, cosmetic, soft tissue and periodontal laser which has many cosmetic and soft tissue applications, including: teeth whitening procedures; soft tissue curettage; laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket; and removal of highly inflamed edematous tissue affected by disease penetration of the pocket lining and junctional epithelium.

We currently sell our products in over 50 countries.  The FDA has cleared all of our laser systems for the applications listed below, which enables us to market the systems in the United States. Our systems have the CE Mark and may be sold in the European Union. Additionally, we have approval to sell our laser systems in Canada, Australia, New Zealand and most other Pacific Rim countries.

Product	Selected Applications	Key Features

Waterlase Systems

Waterlase MD

Laser Technology
Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

Laser Wavelength
2780 nm

Power
0.1 — 8.0 Watts

Repetition Rate
10 — 50 Hz
Hard Tissue: Cavity preparation, caries removal, roughening or etching, root canal procedures and other hard tissue surgical applications.

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
•   MD Flowtm laser detector to determine water level
•   Laser Operatory Management System - smaller footprint versus the Waterlase YSGG.
•   360-degree contra-angle, rotatable handpiece
•   ComfortJettm air/water delivery system
•   Windows® CE operating system
•   16 memory pre-sets
•   LaserPaltm help system

Waterlase YSGG

Laser Technology
Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

Laser Wavelength
2780 nm

Power
0.1 — 6.0 Watts

Repetition Rate
20 Hz
Hard Tissue: Cavity preparation, caries removal, roughening or etching, root canal procedures and other hard tissue surgical applications.

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
•   Advanced fiber delivery system
•   Ergonomic handpiece
•   Soft Touchtm front panel display with precise preset functionality
•   Extensive control panel — providing precise digital control of the air and water spray for maximum flexibility
•   Ease of maneuverability from operatory to operatory

Product	Selected Applications	Key Features

Diolase Systems

ezlase System Laser Technology Semiconductor Diode Laser Laser Wavelength 810 and 940 nm Power 4.5 and 7.0 Watts	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal and other soft tissue surgical applications. Cosmetic: Gingivectomy and gingivoplasty.	• Color touch screen with 15 pre-sets • ComfortPulse • Wireless foot pedal • Totally portable, lightweight

LaserSmile System Laser Technology Semiconductor Diode Laser Laser Wavelength 810 nm Power 10.0 Watts	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, gingivoplasty and other soft tissue surgical applications. Cosmetic: Gingivectomy, gingivoplasty and teeth whitening.
•   LaserSmile whitening handpiece
•   Adjustable aiming beam
•   Extensive control panel -- providing precise digital control of pulse count
•   Fully adjustable pulse modes
•   Optimized, pre-set functionality
•   Ease of maneuverability from operatory to operatory

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase and ezlase systems use disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers and hand pieces that the dental practitioner will replace at some point after initial purchase of the laser system. For our LaserSmile system, we manufacture and sell teeth whitening gel kits.

Warranties

Our Waterlase laser systems are covered by a warranty against defects in material and workmanship for a period of up to one-year while our ezlase system warranty is up to two years. Our warranty covers parts and service for sales in our North American and international direct territories and parts only for international distributor sales. We sell service contracts to our end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Product or accessories remanufactured, refurbished or sold by parties not authorized by BIOLASE, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products.

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

Manufacturing

In April 2006, we moved our corporate headquarters, including our manufacturing facilities, from San Clemente, California to a new 57,000 square foot facility in Irvine, California. We have approximately 20,000 square feet dedicated to manufacturing and warehouse. All of our manufacturing, assembly and testing occurs at this facility. Our facility is ISO 13485:2003 certified. ISO 13485 certification provides guidelines for quality of company systems associated with the design, manufacturing, installation and servicing of company products. In addition, our U.S. facility is registered with the FDA and is compliant with the FDA’s Good Manufacturing Practice guidelines.

We use an integrated approach to manufacturing, including the assembly of tips, MD and diode hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly and test. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We generally rely on purchase orders, and do not have written supply contracts with many of our key suppliers. Three key components used in our Waterlase system: handpieces, laser crystals, and fiber components are each supplied by separate single-source suppliers. In recent years, we have not experienced material delays from the suppliers of these three key components. However, in the event that we experience an unexpected interruption from a single source supplier, manufacturing delays, re-engineering, significant costs and sales disruptions could occur, any of which could have a material adverse effect on our operations. We are currently in the process of identifying and qualifying alternate source suppliers for our key components. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us.

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

Dental Practitioners.  We currently market our laser systems to dental practitioners through regional, national and international trade publications, events, meetings and seminars. We also use brochures, direct mailers, press releases, posters and other promotional materials, as well as print and electronic media news coverage. In 2002, we founded the World Clinical Laser Institute to formalize our efforts to educate and train dental practitioners in laser dentistry. The Institute conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers and academicians, including one, two and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, and dental schools and laboratories which use our products in training and demonstrations. We believe these relationships will increase awareness of our products.

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

Sales

We currently sell our products primarily to dentists in general practice. The majority of the dentists in the United States, and the majority of our customers, are sole practitioners. We expect our laser systems to gain acceptance among periodontists, endodontists, oral surgeons and other dental specialists, as they become better aware of the clinical benefits and new treatment options available through the use of our laser systems.

International revenue accounts for a significant portion of our total revenue. International revenue accounted for approximately 38%, 37% and 30% of our net revenue in 2007, 2006 and 2005, respectively. Net revenue in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 29%, 27%, and 19% of our net revenue in 2007, 2006 and 2005, respectively. Net revenue in Europe, Middle East and Africa (“EMEA”) accounted for approximately 9%, 10%, and 11% of net revenue in 2007, 2006 and 2005, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States	$41,598	$43,674	$43,592
Europe, Middle East and Africa	6,139	7,045	6,527
Canada, Asia, Latin America and Pacific Rim	19,152	18,981	11,861

	$66,889	$69,700	$61,980

In the United States and Canada, effective September 1, 2006, we commenced selling our products through a leading U.S. dental products and equipment distributor, HSIC. We expect HSIC’s large direct sales force in the U.S. and Canada to increasingly provide high quality sales leads, while our laser specialists continue to perform technical selling and deal closing. Our sales support team is comprised of regional managers and laser specialists. Each of our laser specialists receives a base salary and commissions on sales. We plan to expand our laser specialists in territories that represent growing markets. As a result of this hybrid distribution relationship, we expect to be able to obtain greater leverage, enabling us to limit the number of additional laser specialists we must add in the future. As part of this agreement, HSIC purchases products from us at negotiated distributor pricing, and invoices the customer directly at the customer’s purchase order price.

In August 2006, we entered into a distribution agreement with Henry Schein, Inc., or Henry Schein, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted Henry Schein the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement had an initial term of three years, following which it would automatically renew for an additional period of three years, provided that Henry Schein achieved its minimum purchase requirements.

On May 9, 2007, we entered into Addendum 1 to License and Distribution Agreement with Henry Schein, which addendum was effective as of April 1, 2007 and modified the License and Distribution Agreement entered into with Henry Schein on August 8, 2006, to add the terms and conditions under which Henry Schein has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase system. If Henry Schein has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

On March 3, 2008, we entered into a second addendum to the Henry Schein agreement that modifies certain terms of the initial agreement as amended. Pursuant to amendment 2 to the agreement, Henry Schein is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If Henry Schein has not met the minimum purchase requirements, we will have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by Henry Schein to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to Henry Schein under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if Henry Schein has not met the minimum purchase requirements, we have the right to purchase back the exclusive distributor rights granted to Henry Schein under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.

International Direct Sales.  We sell products in Germany, Spain, Australia and New Zealand through direct sales forces from our company sales and service locations in those respective countries.

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

Customer Service.  We provide maintenance and support services through our support hotline, field and factory service technicians and our network of factory-trained third-party service technicians. We provide maintenance and support services in the United States, Canada, Germany, Spain, Australia and New Zealand through our employee service technicians. We provide parts to HSIC at no additional charge for products covered under warranty. We maintain a network of service technicians trained at our factory locations, who provide maintenance and support services in all other countries where we do business. Our international distributors are responsible for providing maintenance and support services for products sold by them. We provide parts to distributors at no additional charge for products covered under warranty.

Financing Options.  Many dentists finance their purchases through third-party leasing companies, banks or lessors. Internationally in our direct markets, the dentist first enters into a purchase order with us and subsequently enters into a lease agreement with the lessor. The lessor provides us with a confirmation of lease acceptance and authorization to invoice them for the product. We receive payment in full for the product from the lessor at terms ranging from net zero to net 30 days. In the United States and Canada, third party customers enter into a lease with a lessor who purchases the product from HSIC. We are not party to the lease. The lessee pays the lessor in installments. We do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease.

Through August 31, 2006, we were party to an agreement with National Technology Leasing Corporation, or NTL, pursuant to which we had designated NTL as our Preferred Leasing Provider. Effective September 1, 2006, because of our distribution agreement with HSIC, we no longer sell our products to NTL.

Engineering and Product Development

Engineering and development activities are essential to maintaining and enhancing our business. We believe our engineering and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of approximately 18 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including two Ph.Ds. During the years ended December 31, 2007, 2006 and 2005, our engineering and development expenses were approximately $5.1 million, $4.9 million and $6.4 million, respectively. Engineering and development expense for the year ended December 31, 2005 included $2.0 million for the costs of acquiring a fully paid license to use certain patent rights from SurgiLight, Inc. in the fields of presbyopia and ophthalmology. Our current engineering and development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Examples of improvements being pursued include faster cutting speed, ease of use, less need for anesthesia injections, and an expanded portfolio of consumable products for use with our laser systems. We also devoted resources in 2006 to develop a new, compact, state-of-the-art diode laser system called ezlase, for which we received FDA 510(k) clearance in January 2007. We started marketing and selling the ezlase system in February 2007. In February 2008, we received FDA 510(k) clearance for root canal disinfections using our Waterlase systems.

We also devote engineering and developments resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. One such market is ophthalmology, where we have made investments in intellectual property and clinical studies while pursuing testing of our lasers in presbyopia procedures. In July 2006, we received 510(k) clearance from the FDA for our Oculase MD laser, for general ophthalmic soft tissue surgical indications such as incision, excision, vaporization and coagulation of ocular tissue and tissue surrounding the eye and orbit. We expect this approval will facilitate our continued research into possible ophthalmology applications. Besides ophthalmology, we believe our laser technology and developments capabilities could be applicable in the aesthetic/dermatology, veterinary and consumer products markets. For example, in February 2008, we received 510(k) clearance from the FDA to allow us to market our Waterlase MD Derm device for use in dermatological applications as well as general and plastic surgery. The new FDA cleared indications include incision, excision, ablation, vaporization and coagulation of dermatologic tissues including epidermal nevi, cheilitis, keloids, verrucae, skin tags, keratosis, scar revision, debulking of tumors, cysts, diagnostic biopsy and skin resurfacing.

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

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our technology. We have approximately 112 issued patents and more than 210 pending patent applications. Approximately two-thirds of our patents were granted in the United States, and the rest were granted in Europe and other countries around the world. Our patents cover the use of laser technologies and fluids for dental, medical, cosmetic and industrial applications, as well as laser characteristics, accessories, future technological developments, fluid conditioning and other technologies and methods for dental, medical and aesthetic applications. We have numerous patent applications pending worldwide and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 70% of these patents provide market protection for our core technologies incorporated in our laser systems, including the Waterlase systems, which accounted for approximately 68% of our net revenue in 2007, approximately 79% of our net revenue in 2006 and approximately 83% of our net revenue in 2005. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: two in 2008, seventeen in 2009, eleven in 2010 and nine in 2011 with the majority having expiration dates ranging from 2012 to 2022. With more than 210 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material effect on our business.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock, and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. In July 2006, we released these shares from escrow. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in the year ended December 31, 2006. The common stock issued, the escrowed shares of common stock and the warrant shares have certain registration rights. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents or certain other patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their right, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the United States District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. Diodem seeks damages of no less than $4.0 million. We intend to vigorously defend Diodem’s claims.

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

We currently own registered trademarks for BIOLASE®, Millennium®, Pulsemaster® and Waterlase®. Trademarks of BIOLASE Technology, Inc. include LaserSmiletm, Diolasetm, Diolase Plustm, ezlasetm, Comfort Jettm, HydroPhotonicstm, LaserPaltm, MD Flowtm, YSGG Waterlase MDtm, Soft Touchtm, Waterlase MDtm, HydroBeamtm, SensaTouchtm and Oculasetm.

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase systems primarily compete with laser systems manufactured by Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, Lares, the U.S. distributor of Fotona, a European company, Syneron and OpusDent Ltd., a subsidiary of Lumenis, an Israeli company. In the international market, our Waterlase systems compete primarily with products manufactured by several additional companies, including KaVo and Deka Dental Corporation.

Our Waterlase systems also compete with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our Diolase systems, including ezlase, compete with other semiconductor diode lasers, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. In the market for teeth whitening, our LaserSmile system competes with other products and instruments used by dentists, as well as teeth whitening strips and other over-the-counter products.

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

Government Regulation

Our products are medical devices. Accordingly, our product development, testing, labeling, manufacturing processes and promotional activities are regulated extensively by government agencies in the United States and other countries in which we market and sell our products. We have clearance from the FDA to market our laser systems for specific clinical indications in the United States. We have the clearances necessary to sell our products in Canada. We also have the necessary CE Marks or clearances to sell our laser systems in the European Union and other international markets.

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

In addition, in July 2006, we received 510(k) clearance from the FDA for our Oculase MD laser for general ophthalmic soft tissue surgical indications such as incision, excision, vaporization and coagulation of ocular tissue and tissue surrounding the eye and orbit. In February 2008, we received 510(k) clearance from the FDA to allow us to market our Waterlase MD Derm device for use in dermatological applications as well as general and plastic surgery.

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

There are two principal methods by which FDA regulated devices may be marketed in the United States: 510(k) clearance and pre-market approval, or PMA. To obtain 510(k) clearance, we must demonstrate that our device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. By statute and regulation, the FDA is required to clear, deny or request additional information on a 510(k) request within 90 days of submission of the application. As a practical matter, 510(k) clearance often takes significantly longer. Domestic marketing of the product must be deferred until clearance is received from the FDA. In some instances, an Investigational Device Exemption, or an IDE, is required for clinical trials for a 510(k) clearance. If a request for 510(k) clearance is turned down by the FDA, then a PMA application may be required. We intend to utilize the 510(k) notification procedure whenever possible. To date, all of our regulated products have qualified for 510(k) clearance.

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

A PMA application is required for a device that does not qualify for clearance under 510(k) provisions. The FDA is required by law to review a PMA application within 180 days. As part of the approval of a PMA application, the FDA typically requires human clinical testing to determine safety and efficacy of the device. To conduct human clinical testing, typically the FDA must approve an IDE. To date, none of our products have required a PMA to support marketing approval.

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

In August 2006, our Irvine, California facility was inspected by the Los Angeles District Office of the FDA, and on September 7, 2006 we received a Warning Letter dated September 5, 2006 from the FDA. The Warning Letter indicated that certain aspects of our quality system were not in conformance with the FDA’s quality system regulations (QSR) for medical devices. The Warning Letter instructed us to take prompt action to address the concerns and stated that failure to do so may result in regulatory action being initiated by the FDA. We prepared a response letter to the FDA which was submitted on September 18, 2006. On September 29, 2006, we received a letter from the FDA stating that it had completed its review of our response to the Warning Letter dated September 5, 2006 and indicating that our response adequately addressed the FDA’s concerns. We are in the process of completing the review and correction of our quality system and are working closely with the Los Angeles district FDA office. We intend to clear the Warning Letter status during our next FDA audit. Until a re-audit is completed by the FDA, however, and we are cleared of all Warning Letter issues, we will continue to operate under a Warning Letter status.

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

International

Foreign sales of our laser system products are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. We have a CE Mark for our Waterlase MD, Waterlase, LaserSmile and ezlase systems, which permits us to commercially distribute these systems throughout the European Union. We rely on export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions, such as New Zealand, South Korea and countries in Latin America. We also received clearance to market our Waterlase, ezlase and LaserSmile systems in Canada and Australia. We are currently working to meet certain foreign country regulatory requirements for certain of our products, including those in Japan. There can be no assurance that additional approvals in Japan or elsewhere will be obtained.

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

Employees

At December 31, 2007, we employed approximately 216 people, of which there were 84 in manufacturing and quality and control, 18 in research and development, 61 in sales and sales support, 32 in customer technical support and 21 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Financial Information

The additional financial information required to be included in this Item 1 is incorporated herein by reference to Part IV, Item 15 of this report.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our Web site (www.biolase.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov.

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

We have an accumulated deficit of $80.6 million at December 31, 2007. We recorded net losses of $7.3 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively. We also experienced a loss in fiscal 2005 of $17.5 million due partly to professional fees related to the 2004 audit and restated financial statements and our compliance with the Sarbanes-Oxley Act, $2.0 million related to the purchase of a license to use certain patent rights from SurgiLight, including the transaction costs and increased expenses as a result of quality issues with our products. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. If our quarterly revenue or operating results fall below the expectations of investors, analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our revenue and operating results include, among others, the following:

•	variation in demand for our products, including seasonality;

•	our ability to research, develop, market and sell new products and product enhancements in a timely manner;

•	our ability to control costs;

•	our ability to control quality issues with our products;

•	regulatory actions that impact our manufacturing processes;

•	the size, timing, rescheduling or cancellation of orders from distributors;

•	the introduction of new products by competitors;

•	the length of and fluctuations in sales cycles;

•	the availability and reliability of components used to manufacture our products;

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	general economic conditions including the availability of credit for our existing and potential customer base to finance purchases;

•	the mix of our domestic and international sales and the risks and uncertainties associated with international business;

•	costs associated with any future acquisitions of technologies and businesses;

•	limitations on our ability to use net operating loss carryforwards under the provisions of Internal Revenue Code Section 382 and similar state laws;

•	developments concerning the protection of our intellectual property rights;

•	catastrophic events such as hurricanes, floods and earthquakes, which can affect our ability to advertise, sell and distribute our products, including through national conferences held in regions in which these disasters strike; and

•	global economic, political and social events, including international conflicts and acts of terrorism.

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

We currently handle a significant portion of the marketing, distribution and sales of our products, augmented by our distribution relationship with Henry Schein, Inc. In order to achieve our business objectives, we intend to continue to expand our marketing and sales efforts on a domestic and international basis. We face significant challenges and risks in expanding, training, managing and retaining our sales and marketing teams, including managing geographically dispersed operations. In addition, we rely on independent distributors to market and sell our products in a number of countries outside of the United States. These distributors may not commit the necessary resources to effectively market and sell our products, and they may terminate their relationships with us at any time with limited notice. If we are unable to expand our sales and marketing capabilities domestically and internationally, or if the relationship with Henry Schein, Inc. does not produce the expected results, we may not be able to effectively commercialize our products, which could harm our business and cause the price of our common stock to decline.

Our distributors may cancel, reduce or delay orders of our products, any of which could reduce our revenue.

We employ direct sales representatives in certain European countries, Australia and New Zealand; however, we rely on independent distributors for a substantial portion of our sales outside of the United States and Canada. For the year ended December 31, 2007, revenue from international distributors accounted for approximately 19% of our total sales, and one distributor accounted for more than 10% of our revenue. For the year ended December 31, 2006, revenue from international distributors accounted for approximately 23% of our total sales, and one distributor accounted for more than 10% of our revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors and upon the efforts of these third parties. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. If we are unable to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, our revenues could decline significantly.

In August 2006, and as amended, we entered into a distribution agreement with Henry Schein, Inc., or Henry Schein, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted Henry Schein the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement had an initial term of three years, following which it would automatically renew for an additional period of three years, provided that Henry Schein achieved its minimum purchase requirements.

We intend to continue to augment the activities of Henry Schein in the United States and Canada with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of Henry Schein in selling our products. We cannot assure you that Henry Schein will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

Components used in our products are complex in design and any defects may not be discovered prior to shipment to customers, which could result in warranty obligations, reducing our revenue and increasing our cost.

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to design and produce. If we fail to adequately design or if our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We have experienced such non-compliance with manufacturing specifications in the past and may continue to experience such in the future, which could lead to higher costs of revenue and thus reduced gross margins.

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

We frequently do not use written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase systems are each supplied by a separate single supplier and from time to time we have experienced quality deficiencies in these materials. In particular, our gross margins for the year ended December 31, 2005 were adversely impacted by higher manufacturing costs as a result of quality issues in parts supplied by third parties. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for the various components in our laser systems;

•	switching components may require product redesign and submission to the FDA of a 510(k) application, which could significantly delay production;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner; and

•	our suppliers may encounter financial hardships, be acquired, or experience other business events unrelated to our demand for components, which could inhibit or prevent their ability to fulfill our orders and meet our requirements.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive procedures. We are currently in the process of identifying and qualifying alternate source suppliers for our key components. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us.

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

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems, and the manufacture of our laser systems must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we may expend significant resources in obtaining, maintaining and remedying our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements. We have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business could be harmed.

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

For example, in August 2006, our Irvine, California facility was inspected by the Los Angeles District Office of the FDA, and on September 7, 2006 we received a Warning Letter dated September 5, 2006 from the FDA. The Warning Letter indicated that certain aspects of our quality system were not in conformance with the FDA’s quality system regulations (QSR) for medical devices. The Warning Letter instructed us to take prompt action to address the concerns and stated that failure to do so may result in regulatory action being initiated by the FDA. We prepared a response letter to the FDA which was submitted on September 18, 2006. On September 29, 2006, we received a letter from the FDA stating that it had completed its review of our response to the Warning Letter dated September 5, 2006 and indicating that our response adequately addressed the FDA’s concerns. We are in the process of completing the review and correction of our quality system and are working closely with the Los Angeles district FDA office. We intend to clear the Warning Letter status during our next FDA audit. Until a re-audit is completed by the FDA, however, and we are cleared of all Warning Letter issues, we will continue to operate under a Warning Letter status.

To date, we have been successful in obtaining 510(k) clearances from the FDA to market products. However, should we develop new products and applications or make any significant modifications to our existing products or labeling, we will need to obtain additional regulatory clearances or approvals to market such products. Any modification that could significantly affect a product’s safety or effectiveness, or that would constitute a change in its intended use, will require a new 510(k) clearance, or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. If 510(k) clearance is denied and a pre-market approval application is required, we could be required to submit substantially more data, may be required to conduct human clinical testing and would very likely be subject to a significantly longer review period.

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

We restated our previously issued financial statements in September of 2003 to reflect a change in the timing of revenue recognition for the fiscal years 2000 through 2002 and the three months ended March 31, 2002 through March 31, 2003. In addition, in July 2005, we restated our consolidated financial statements for the 2002 and 2003 fiscal years, the four quarters of 2003 and the first three fiscal quarters of 2004 due to a number of factors. We received informal requests from the SEC to voluntarily provide information relating to the September 2003 restatement of our consolidated financial statements. We provided information to the SEC and if we receive any additional requests for information, we intend to continue to do so. In accordance with its normal practice, the SEC has not advised us when its inquiry might be concluded. If the SEC elects to request additional information from us or commences further proceedings, including as a result of our restatement, responding to such requests or proceedings could divert management’s attention and resources. Additionally, any negative developments arising from such requests or proceedings could harm our business and cause the price of our common stock to decline.

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

In addition, we incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. We expect these rules and regulations will continue to result in substantial legal and financial compliance costs and some activities will continue to be more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to maintain director and officer insurance and, from time to time, we may be required to accept reduced policy limits and coverage or incur significantly higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the United States District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. Diodem seeks damages of no less than $4.0 million. We intend to vigorously defend Diodem’s claims.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal year 2007, international sales accounted for approximately 38% of our net revenue, as compared to approximately 37% of our net revenue in fiscal year 2006 and approximately 30% of our net revenue in fiscal 2005. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, Australia and New Zealand, are subject to many inherent risks, including among others:

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

We believe that international sales will continue to represent a significant portion of our net revenue, and we intend to expand our international operations further. Our direct net revenue in Australia, Germany, New Zealand and Spain is denominated principally in local currency, while our net revenue in other international markets is primarily in U.S. dollars. As a result, an increase in the relative value of the dollar against these currencies would lead to less income from those sales, unless we increase prices, which may not be possible due to competitive conditions. We could experience losses from foreign transactions if the relative value of the dollar were to increase in the future. Additionally, in international markets where our sales are denominated in U.S. dollars, an increase in the relative value of the dollar against the currency in such markets could indirectly increase the price of our products in those markets and result in a decrease in sales. Furthermore, increases or decreases in the U.S. dollar or foreign currencies could result in significant period to period fluctuations of our operating results. For example, in 2007, we recognized a gain of $1.4 million on foreign currency transactions due to fluctuations in currency rates. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future.

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

Material increases in interest rates or negative changes in credit availability may harm our sales.

We currently sell our products primarily to dentists in general practice. These dentists often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates increase or the availability of credit is otherwise negatively impacted by market conditions, these financing arrangements will be more expensive to our dental customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

Product liability claims against us could be costly and could harm our reputation.

The sale of dental and medical devices involves the inherent risk of product liability claims against us. We currently maintain product liability insurance on a per occurrence basis with a limit of $11.0 million per occurrence and $12.0 million in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, there is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Regardless of merit or eventual outcome, any product liability claim brought against us could result in harm to our reputation, decreased demand for our products, costs related to litigation, product recalls, loss of revenue, an increase in our product liability insurance rates or the inability to secure coverage in the future, and may cause our business to suffer.

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2007, approximately $55.8 million of net operating loss carryforwards were available to us for federal income tax purposes, all of which is available to offset federal taxable income or the taxable income generated in 2008 or in future years, if any. However, any ownership changes qualifying under Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

Changes in our assumptions with respect to uncertain tax positions may have an adverse effect on our consolidated results of operations.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007, as required. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits including interest and penalties, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. As of December 31, 2007, our liability for unrecognized tax benefits, including interest and penalties, was $195,000. In future periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided for in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our consolidated results of operations. Moreover, if the FASB, SEC or others further amend or interpret the accounting standards relating to income taxes and uncertain tax positions, or challenge the estimates and judgments we make in applying such accounting standards, we could be required to adjust the amounts of our income tax assets and liabilities or to restate our consolidated financial statements. Any such adjustments or restatement could have a material adverse effect on our consolidated income tax provision, our consolidated results of operations and the price of our common stock.

In certain circumstances we may be required to return a portion of the $3.0 million license payment we received from Procter & Gamble in connection with our entering into a definitive agreement relating to our intellectual property.

On June 28, 2006, we entered into a binding letter agreement with The Procter & Gamble Company, or P&G, evidencing the formation of a strategic relationship between our two companies. The binding letter agreement set forth the terms and conditions under which the parties would negotiate a definitive agreement formalizing P&G’s acquisition of certain exclusive rights from us in exchange for certain cash payments by P&G. The letter also set forth the agreed-upon key terms and conditions that will be incorporated into the definitive agreement. Upon execution of the binding letter agreement, P&G paid us $3.0 million for the rights and licenses to be memorialized in the definitive agreement. We recorded this amount in deferred revenue. On January 24, 2007, the parties executed the definitive license agreement. If an uncured material breach of the agreement occurred prior to June 28, 2008, we may be required to return a portion of the $3.0 million payment to P&G.

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

We have issued and will continue to issue convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. As of December 31, 2007, we had options and warrants to purchase 4,411,000 shares of our common stock outstanding, of which options and warrants to purchase 3,173,000 shares of common stock were exercisable. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

We may not be able to maintain effective internal controls.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2007, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that one material weakness in our internal control over financial reporting existed as of December 31, 2007, and therefore concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on the criteria of the Internal Control — Integrated Framework issued by COSO. This material weakness was remediated in the first quarter of 2008.

While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting and take appropriate remediation efforts to address any identified control weaknesses or deficiencies, we can not assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

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

Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. On November 6, 2007, we issued a press release announcing that, effective November 5, 2007, we had terminated Jeffrey W. Jones from his positions as Chief Executive Officer and President of

Biolase and terminated Keith G. Bateman from his position as Executive Vice President, Global Sales and Marketing. The Board of Directors appointed Federico Pignatelli as Interim Chief Executive Officer and President. On January 2, 2008, we appointed Jake St. Philip as our CEO. Mr. Pignatelli will continue to fulfill the role of President in 2008. Additionally, on January 2, 2008, Richard L. Harrison resigned as Executive Vice President and Chief Financial Officer. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract qualified replacement personnel. These changes in our senior management and on the Board may be disruptive to our business, and, during this current transition period, there may be uncertainty among investors, vendors, customers, rating agencies, employees and others concerning our future direction and performance. If we are unable to effectively manage and maintain our business through the transition in management, including the timely hiring of a new Chief Financial Officer, our results of operations and financial condition may be adversely affected.

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

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the FDA and similar regulatory authorities abroad can be costly and time consuming, and we cannot assure you that such approvals and clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre- market approval application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The pre-market approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Because we cannot assure you that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement may occur. We cannot assure you that the FDA will not require a new product or product enhancement to go through the lengthy and expensive pre-market approval application process. Delays in obtaining regulatory clearances and approvals may:

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

In January 2006, we entered into a five-year lease for our 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine California. Our wholly-owned subsidiary, BIOLASE Europe, owns a facility totaling approximately 20,000 square feet of space in Floss, Germany. In addition, we lease facilities in Australia and New Zealand. We believe that our current facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations. Other than the land and building in Germany, with a recorded net book amount of approximately $1.1 million, the majority of our long-lived assets are located in the United States.

Item 3.	Legal Proceedings

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, in August 2004, three stockholders filed derivative lawsuits in the Superior Court in Orange County, California seeking recovery on our behalf and alleging, among other things, breach of fiduciary duty by two officers and by the members of our Board of Directors, who were named as defendants. The cases were consolidated and the plaintiffs in the consolidated derivative action raised claims on our behalf that include alleged misrepresentations in 2003 and 2004 as to the demand for our products, our financial results and future prospects. In both the class action and the derivative suit the parties have entered into settlement agreements, the respective courts have approved the settlements and the lawsuits have been concluded.

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

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent evaluation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the United States District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. Diodem seeks damages of no less than $4.0 million. We intend to vigorously defend Diodem’s claims.

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

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “BLTI.” During the period in 2006 in which we have not been in compliance with NASDAQ rules, our stock has traded under the symbol “BLTIE.” The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Stock Market LLC and the dividends per share paid by us for each quarter of 2007 and 2006:

	High	Low

Fiscal Year Ended December 31, 2007
First Quarter	$10.09	$7.89
Second Quarter	10.50	5.70
Third Quarter	8.10	5.51
Fourth Quarter	7.00	2.20
Fiscal Year Ended December 31, 2006
First Quarter	$9.60	$6.87
Second Quarter	11.00	6.61
Third Quarter	8.40	4.87
Fourth Quarter	9.10	5.63

No dividends were paid by us during 2007 or 2006.

As of March 7, 2008, the total number of record holders of our common stock was approximately 202. Based on information provided by our transfer agent and registrar, we believe that there are approximately 5,864 beneficial owners of our common stock.

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

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2002, the last trading day before our 2003 fiscal year, through the end of fiscal 2007 with the cumulative total return on $100 invested for the same period in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Biolase Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2002
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2007

	Years Ended December 31,
	2002	2003	2004	2005	2006	2007
Biolase Technology, Inc.	$100.00	$302.37	$198.71	$146.64	$160.59	$43.31

NASDAQ Composite Index	100.00	149.34	161.86	166.64	186.18	205.48

NASDAQ Medical Equipment	100.00	151.86	183.56	210.66	217.11	285.07

(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of BIOLASE Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$66,889	$69,700	$61,980	$60,651	$48,783
Cost of revenue(1)	32,364	33,211	31,051	24,642	17,533

Gross profit	34,525	36,489	30,929	36,009	31,250

Other income, net	—	6	80	32	76

Operating expenses:
Sales and marketing(1)	26,648	24,400	24,730	23,126	16,800
General and administrative(1)	10,941	11,709	16,869	11,506	5,096
Engineering and development(1)	5,104	4,876	6,390	3,576	2,505
Restructuring charge(2)	802	—	—	—	—
Patent infringement legal settlement(3)	—	348	—	6,446	—
Impairment of intangible asset	—	—	—	747	—

Total operating expenses	43,495	41,333	47,989	45,401	24,401

(Loss) income from operations	(8,970)	(4,838)	(16,980)	(9,360)	6,925
Non-operating income (loss)	1,853	311	(261)	559	226

(Loss) income before income taxes	(7,117)	(4,527)	(17,241)	(8,801)	7,151
Income tax provision (benefit)	163	162	269	14,413	(11,898)

Net (loss) income as reported	$(7,280)	$(4,689)	$(17,510)	$(23,214)	$19,049

Net (loss) income per share:
Basic	$(0.31)	$(0.20)	$(0.76)	$(1.00)	$0.91
Diluted	(0.31)	(0.20)	(0.76)	(1.00)	0.84
Dividends declared and paid, per share	$0.00	$0.00	$0.03	$0.03	$0.00
Shares used in computing net (loss) income per share:
Basic	23,853	23,472	23,051	23,181	20,993
Diluted	23,853	23,472	23,051	23,181	22,689
Consolidated Balance Sheet Data*:
Working capital	$10,993	$17,299	$12,822	$29,950	$10,139
Total assets	44,308	48,578	45,129	58,746	44,636
Long-term liabilities	3,034	4,922	202	3,623	79
Stockholders’ equity	16,491	21,966	21,294	33,978	31,238

(1)	2007 and 2006 includes $1.3 million and $1.5 million, respectively, in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative and engineering and development expenses.

(2)	Refer to Note 12 in the notes to the Consolidated Financial Statements.

(3)	Refer to Note 8 in the notes to the Consolidated Financial Statements.

*	Certain amounts have been reclassified to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. Since 1998, we have sold approximately 6,300 Waterlase systems including over 2,700 Waterlase MD systems and more than 9,500 laser systems in total in over 50 countries.

We offer two categories of laser system products: (i) Waterlase system and (ii) Diolase system. Our flagship product category, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diolase family of diode laser system products to perform soft tissue and cosmetic procedures, including tooth whitening.

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

On May 9, 2007, we entered into Addendum 1 to License and Distribution Agreement with HSIC, which addendum was effective as of April 1, 2007 and modified the License and Distribution Agreement entered into with HSIC on August 8, 2006, to add the terms and conditions under which HSIC has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase system. If HSIC has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

On March 3, 2008, we entered into a second addendum to the HSIC agreement that modifies certain terms of the initial agreement as amended. Pursuant to amendment 2 to the agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements, we will have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC has not met the minimum purchase requirements, we have the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.

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

We apply Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diode systems include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Revenue attributable to the undelivered elements, primarily training and installation, are included in deferred revenue when the product is shipped and are recognized when the related service is performed or upon expiration of time offered under the agreement.

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

We may offer sales incentives and promotions on our products. We apply EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), in determining the appropriate treatment of the related costs of these programs.

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

Valuation of Goodwill and Other Intangible Assets.  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2007, 2006 and 2005, and concluded there had been no impairment in trade names and no impairment in goodwill. During the period June 30, 2007 through December 31, 2007, we reviewed critical indicators and determined that no triggering events occurred that would have a material effect on the value of these assets.

Warranty Cost.  Waterlase systems sold are covered by a warranty against defects in material and workmanship for a period of one year while our ezlase system warranty period is up to two years. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue. The accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

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

Income Taxes.  Based upon our operating losses during 2007 and 2006 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2007 will not be realized, excluding the foreign deferred assets in the amount of $50,000. Consequently, we established a valuation allowance against our net deferred tax asset, excluding the foreign operations, in the amount of $25.8 and $26.6 million as of December 31, 2007 and December 31, 2006, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing or contractual arrangements.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, expressed as percentages of revenue:

	Years Ended December 31,
	2007	2006	2005

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	48.4	47.6	50.1

Gross profit	51.6	52.4	49.9

Other income, net	—	0.0	0.1

Operating expenses:
Sales and marketing	39.8	35.0	39.9
General and administrative	16.4	16.8	27.3
Engineering and development	7.6	7.0	10.3
Restructuring	1.2	—	—
Patent infringement legal settlement	—	0.5	—

Total operating expenses	65.0	59.3	77.5

Loss from operations	(13.4)	(6.9)	(27.5)
Non-operating income (loss), net	2.8	0.4	(0.4)

Loss before income taxes	(10.6)	(6.5)	(27.9)
Income tax provision	0.3	0.2	0.4

Net loss	(10.9)%	(6.7)%	(28.3)%

In the fourth quarter of fiscal 2007, we recorded certain amounts to gain (loss) on foreign currency transactions relating to prior 2007 quarters resulting in a reduction of our net loss by $1.0 million (or $0.04 per share) for the quarter and year ended December 31, 2007. The adjustments resulted from the misapplication of Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, to certain foreign-currency transactions between BIOLASE Technology, Inc. and certain of our foreign subsidiaries. We concluded that the amounts were not material to previously-reported interim periods.

The following table summarizes our net revenues by category for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005

Waterlase systems	$45,279	68%	$55,161	79%	$51,648	83%
Diolase systems	9,453	14%	3,557	5%	5,423	9%
Non-laser systems	8,353	12%	10,134	15%	4,415	7%

Products and services	63,085	94%	68,852	99%	61,486	99%
License fees and royalty	3,804	6%	848	1%	494	1%

Net revenue	$66,889	100%	$69,700	100%	$61,980	100%

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net Revenue.  Net revenue for the year ended December 31, 2007 was $66.9 million, a decrease of $2.8 million, or 4%, as compared with net revenue of $69.7 million for the year ended December 31, 2006. Laser system net revenues decreased by approximately 7% in 2007 compared to 2006.

Non-laser system net revenue, which includes consumable products, advanced training programs and extended service contracts and shipping revenue, decreased by approximately 18% for the year ended December 31, 2007 as compared to the same period of 2006. The decrease in non-laser system net revenue is primarily attributed to the recognition in 2006 of $1.3 million of revenue related to training credits that expired during 2006 compared with $164,000 of similar revenue in 2007. Additionally, consumable product sales decreased approximately 9% in 2007 compared to 2006. Training and shipping revenue also decreased partially offset by an increase in revenue related to the sale of extended service contracts.

Sales of our Waterlase systems comprised 68% and 79% of our net revenue for the years ended December 31, 2007 and 2006, respectively, while sales of our Diolase family of laser systems comprised 14% and 5% of our revenue for the years ended December 31, 2007 and 2006, respectively. The increase in Diolase revenue is mainly attributed to the launch of our ezlase soft tissue diode laser system in the first quarter of 2007.

Domestic revenues were $41.6 million, or 62% of net revenue, for the year ended December 31, 2007 versus $43.7 million, or 63% of net revenue, for the year ended December 31, 2006. International revenues for 2007 were $25.3 million, or 38% of net revenues for 2007 compared to $26.0 million, or 37% of net revenue for 2006.

We believe that there were various factors which, in the aggregate, had a negative effect on laser system sales in 2007 compared to 2006. General economic conditions with respect to credit availability may have caused dentists considering the purchase of a Waterlase MD laser system to postpone their purchase decision. Additionally, we believe that a variety of sales and marketing execution issues, which led to a management change in November 2007, negatively affected our Waterlase MD system sales.

License fees and royalty income increased to $3.8 million for 2007 from $848,000 for 2006, reflecting the amortization of license fees and related payments received from HSIC and P&G.

Gross Profit.  Gross profit for the year ended December 31, 2007 was $34.5 million, or 52% of net revenue, a decrease of $2.0 million, as compared with gross profit of $36.5 million, or 52% of net revenue for the year ended December 31, 2006. Gross profit excluding license fees and royalty revenue was 49% of products and service revenue for 2007 compared to 52% for 2006. Fixed expenses included in cost of revenue represented a higher percentage of the comparatively lower revenues year over year, resulting in a lower margin on products and services revenue.

Other Income, Net.  Other income consists of gain (loss) on sale of assets. There was no other income, net for the year ended December 31, 2007 compared to $6,000 for the year ended December 31, 2006.

Operating Expenses.  Operating expenses for the year ended December 31, 2007 were $43.5 million, or 65% of net revenue, a $2.2 million increase as compared with $41.3 million, or 59% of net revenue for the year ended December 31, 2006. The increase was driven mainly by convention, seminar, and travel and entertainment expenses described below under Sales and Marketing Expense and severance-related expenses as described below under Restructuring Charge.

Sales and Marketing Expense.  Sales and marketing expenses for the year ended December 31, 2007 increased by $2.2 million, or approximately 9%, to $26.6 million, or 40% of net revenue, as compared with $24.4 million, or 35% of net revenue, for the year ended December 31, 2006. Convention and seminar expenses increased by $2.0 million in 2007 compared to 2006, and travel and entertainment expenses increased by $670,000 compared to 2006. These increases were partially offset by a $282,000 decrease in payroll related costs primarily due to lower commission expense on decreased sales. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in 2008 compared to 2007.

General and Administrative Expense.  General and administrative expenses for the year ended December 31, 2007 decreased by $768,000, or 7%, to $10.9 million, or 16% of net revenue, as compared with $11.7 million, or 17% of net revenue, for the year ended December 31, 2006. The decrease in general and administrative expenses resulted primarily from a $1.2 million decrease in the accounts receivable bad debt expense largely due to improved collections from international customers and a $226,000 decrease in legal, regulatory, and consulting expenses. This decrease was offset partially by an increase in audit fees of $463,000 related to increased 2006 audit fees incurred in 2007 and recruiting fees of approximately $209,000 incurred in connection with our search for a new Chief Executive Officer. We believe that our general and administrative expenses are likely to increase nominally in 2008.

Engineering and Development Expense.  Engineering and development expenses for the year ended December 31, 2007 increased by $228,000, or 5%, to $5.1 million, or 8% of net revenue, as compared with $4.9 million, or 7% of net revenue, for the year ended December 31, 2006. The increase was primarily related to an increase in payroll related expenses of $316,000. We expect to invest in more development projects and personnel in 2008, and accordingly it is probable that our engineering and development expenses will increase in 2008.

Restructuring Charge.  Restructuring expense for the year ended December 31, 2007 amounted to $802,000, or 1% of net revenue. We incurred no restructuring expense in 2006. The 2007 expense is primarily due to severance-related costs incurred in the fourth quarter of 2007 in connection with the terminations of our President and Chief Executive Officer and our Executive Vice President, Global Sales and Marketing which were both effective November 5, 2007. In the fourth quarter of 2007, we also terminated eleven other employees, across all functions, in an effort to better rationalize resources and streamline operations.

Patent Infringement Legal Settlement.  In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In July 2006, we released these shares from escrow and accordingly, we recorded a $348,000 charge based on the fair market value of our common stock.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.  We realized a $1.4 million gain on foreign currency transactions for the year ended December 31, 2007 due to our treatment of intercompany balances as short-term, compared to a $251,000 gain on foreign currency transactions for the year ended December 31, 2006. The increase is due to changes in exchange rates between the U.S. dollar and the Euro and the Australian and New Zealand dollar and an increase in foreign currency denominated transactions and balances in 2007 compared to 2006. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the dollar relative to the value of these foreign currencies.

Interest Income.  Interest income results from interest earned on our cash and investments balances. Interest income for the year ended December 31, 2007 was $580,000 as compared to $448,000 for the year ended December 31, 2006.

Interest Expense.  Interest expense consists primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line during the year. Interest expense for the year ended December 31, 2007 was $81,000 as compared to $388,000 for the year ended December 31, 2006, given borrowings were lower in 2007 as compared to 2006.

Income Taxes.  An income tax provision of $163,000 was recognized for the year ended December 31, 2007 as compared to $162,000 for the year ended December 31, 2006. As of December 31, 2007, we had net operating loss carryforwards for federal and state purposes of approximately $55.8 million and $23.2 million, respectively, which will begin expiring in 2008. As of December 31, 2007, we had research and development credit carryforwards for federal and state purposes of approximately $804,000 and $447,000, respectively, which will begin expiring in 2011 for federal purposes and will carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Sales of our Waterlase systems comprised 79% and 83% of our net revenue for the years ended December 31, 2006 and 2005, respectively. Sales of our Diode laser systems comprised 5% and 9% of our revenue for the years ended December 31, 2006 and 2005, respectively.

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

General and Administrative Expense.  General and administrative expenses for the year ended December 31, 2006 decreased by $5.2 million, or 31%, to $11.7 million, or 17% of net revenue, as compared with $16.9 million, or 27% of net revenue, for the year ended December 31, 2005. The decrease in general and administrative expenses resulted primarily from reduced spending on audit fees of approximately $2.5 million and decreased legal, compliance and consulting fees of approximately $2.0 million. Included in 2005 expenses were costs associated with the restatements of our 2002 and 2003 financial statements and delayed 2004 and 2005 financial statement filings as well as costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, or SOX 404.

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

Patent Infringement Legal Settlement.  In January 2005, we acquired the intellectual property portfolio of Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of our common stock, and a five-year warrant to purchase 81,037 shares of common stock at an exercise price of $11.06 per share. In connection with the Diodem patent litigation settlement, 45,208 shares of our common stock were issued to Diodem and placed in an escrow account. In July 2006, we released these shares from escrow and accordingly, we recorded a $348,000 charge based on the fair market value of our common stock.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.  We realized a $251,000 gain on foreign currency transactions for the year ended December 31, 2006, compared to a $462,000 loss on foreign currency transactions for the year ended December 31, 2005 due to the changes in exchange rates between the U.S. dollar and the Euro and the Australian and New Zealand dollar. We have not engaged in hedging transactions to offset foreign currency fluctuations.

(Loss) Gain on Sale of Marketable Securities.  Certain of our investments consisted of U.S. government securities and were classified as available-for-sale. The securities were held to maturity and matured on December 31, 2006. We realized a $45,000 loss on sale of marketable securities for the year ended December 31, 2005. There were no gains or losses in 2006.

Interest Income.  Interest income results from interest earned on our cash and investments balances. Interest income for the year ended December 31, 2006 was $448,000 as compared with $594,000 for the year ended December 31, 2005.

Interest Expense.  Interest expense consists primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line during the year. Interest expense for the year ended December 31, 2006 was $388,000 as compared to $348,000 for the year ended December 31, 2005.

Income Taxes.  An income tax provision of $162,000 was recognized for the year ended December 31, 2006 as compared with $269,000 for the year ended December 31, 2005. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets. As of December 31, 2006, we had net operating loss carryforwards for federal and state purposes of approximately $57.7 million and $22.0 million, respectively, which began expiring in 2007. As of December 31, 2006, we had research and development credit carryforwards for federal and state purposes of approximately $678,000 and $314,000, respectively, which will begin expiring in 2011 for federal purposes and carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Liquidity and Capital Resources

At December 31, 2007, we had approximately $11.0 million in net working capital, a decrease of $6.3 million from $17.3 million at December 31, 2006. Our principal sources of liquidity at December 31, 2007 consisted of our cash and cash equivalents balance of $14.6 million and a $10.0 million revolving bank line of credit with Comerica Bank (the “Lender”) of which $3.6 million was utilized as of December 31, 2007 at an interest rate of 7.5% (based on prime rate plus 0.25% as of that date). This balance was subsequently paid in full on January 2, 2008. Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extends the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009, but can be extended by us for an additional year upon Lender approval. Our obligations under the line bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.

The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. We have obtained the Lender’s consent for the termination of our former CEO in November 2007, the resignation of our former CFO in January 2008, the appointment of our successor CEO in January 2008 and the appointment of our interim CFO in February 2008 and were in compliance with all other covenants as of December 31, 2007.

For the year ended December 31, 2007, our operating activities used cash of approximately $3.3 million, compared to cash provided by operations of $425,000 for 2006. Cash flows from operating activities in 2007 were negatively impacted by the higher net loss in 2007 compared to 2006 as explained under “Results of Operations”. Operating cash flows in 2006 also benefited from the cash infusion from the Procter & Gamble and HSIC transactions. We received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, and a separate one-time payment from HSIC of $5.0 million. Both amounts were initially recorded as deferred revenue when received. In the event of a material uncured breach of the P&G definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. We cannot assure you that we will not have to return all or a portion of the $3.0 million payment to P&G.

The most significant change in operating assets and liabilities for the year ended December 31, 2007 as reported in our Consolidated Statements of Cash Flow was a decrease in accounts receivable of $4.4 million (before the change in allowance for doubtful accounts). The benefit from the reduction in accounts receivable was partially offset by a $779,000 increase in prepaid expenses and other current assets, a $1.8 million decrease in deferred revenue and a $1.1 million decrease in accounts payable and accrued liabilities. Net changes in operating assets and liabilities for 2006 were $137,000 primarily comprised of an increase in accounts receivable of $7.7 million largely offset by an increase in deferred revenue of $7.5 million.

In December 2007, we financed $1.1 million of insurance premiums payable in eleven equal monthly installments of approximately $107,000 each, including a finance charge of 5.39%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of December 31, 2007 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2007 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total

Operating leases	$582	$1,151	$200	$—	$1,933
SurgiLight agreement	25	50		—	75
Insurance premium financing	1,045	—	—	—	1,045

Total	$1,652	$1,201	$200	$—	$3,053

Effective November 5, 2007, we terminated the employment of Jeffrey W. Jones, our President and Chief Executive Officer. On January 30, 2008, we entered into a Separation and General Release Agreement with Mr. Jones relating to the termination of his employment. The agreement superseded the Employment Agreement we had with Mr. Jones dated December 29, 2005. Pursuant to the terms of the agreement, we agreed to pay Mr. Jones a severance amount of $374,822 and pay COBRA premiums on his behalf of $1,712 per month for the period from December 2007 through February 2008. The severance amount was subsequently paid on February 2, 2008.

Following the termination of Mr. Jones, we appointed Federico Pignatelli, one of our current directors and Chairman Emeritus, as Interim President and Chief Executive Officer. Mr. Pignatelli subsequently resigned his position as Interim Chief Executive Officer in January 2008 following the appointment of Jake St. Philip as our Chief Executive Officer. Mr. Pignatelli will remain our President in 2008 for which he will receive a salary of $150,000.

Effective November 5, 2007, we terminated the employment of Keith G. Bateman, our Executive Vice President, Global Sales and Marketing. On January 22, 2008, we entered into a Separation and General Release Agreement with Mr. Bateman relating to the termination of his employment. Pursuant to the terms of the agreement, we agreed to pay Mr. Bateman a severance amount of $187,263 and pay COBRA premiums on his behalf of $1,311 per month for the period from December 2007 through May 2008. The severance amount was subsequently paid on January 31, 2008.

Mr. St. Philip has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. St. Philip is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $600,000 based on compensation in effect as of January 2, 2008, the date Mr. St. Philip was appointed as our current CEO. In addition to Mr. St. Philip, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.2 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

In addition to the amounts shown in the table above, $163,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $18,000 and $14,000, respectively, at December 31, 2007.

We believe we currently possess sufficient resources, including amounts available under our revolving bank line of credit, to meet the cash requirements of our operations for at least the next year. Our capital requirements will depend on many factors, including, among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, the extended credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all.

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

	March 31,	June 30,	September 30,	December 31,(4)
	(In thousands, except per share data)

2007
Net revenue	$15,060	$18,177	$12,812	$20,840
Gross profit	8,137	10,010	6,584	9,794
Loss from operations(1)	(1,843)	(923)	(3,589)	(2,615)
Net loss(1)	(1,723)	(901)	(3,508)	(1,148)
Net loss per share(3):
Basic	(0.07)	(0.04)	(0.15)	(0.05)
Diluted	(0.07)	(0.04)	(0.15)	(0.05)

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

2006
Net revenue	$16,880	$15,907	$17,066	$19,847
Gross profit	8,764	7,557	8,618	11,550
(Loss) income from operations(2)	(2,219)	(2,438)	(1,134)	953
Net (loss) income(2)	(2,284)	(2,436)	(1,007)	1,038
Net (loss) income per share(3):
Basic	(0.10)	(0.10)	(0.04)	0.04
Diluted	(0.10)	(0.10)	(0.04)	0.04

(1)	Loss from operations and net loss includes $361,000, $329,000, $262,000 and $313,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively.

(2)	(Loss) income from operations and net (loss) income includes $199,000, $331,000, $363,000 and $604,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively.

(3)	Net (loss) income per share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net (loss) income per common share amount.

(4)	In the fourth quarter of fiscal 2007, we recorded certain amounts to “Gain (loss) on foreign currency transactions” relating to prior 2007 quarters resulting in a reduction of our net loss by $1.0 million (or $0.04 per share) for the quarter and year ended December 31, 2007. The adjustments resulted from the misapplication of Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, to certain foreign-currency transactions between BIOLASE Technology, Inc. and certain of our foreign subsidiaries. We concluded that the amounts were not material to previously-reported interim periods.

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

We currently have a line of credit which bears interest at rates based on the Prime rate or LIBOR. At December 31, 2007, $3.6 million was outstanding under the line of credit at a rate of 7.5%, which was subsequently repaid in full on January 2, 2008. A change in the Prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in money market accounts in which there is minimal interest rate risk.

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

On August 8, 2005, we engaged BDO Seidman, LLP, or BDO, as our new independent registered public accounting firm. Prior to and since the engagement of BDO, we have not consulted with BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control — Integrated Framework.”

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness:

As of December 31, 2007, in accordance with FAS 52 — Foreign Currency Translation, we did not maintain effective controls over the recording of realized and unrealized foreign currency transaction gains or losses resulting from the fluctuation in exchange rates on transactions between BIOLASE and its subsidiaries. As a result of our analysis of the treatment of these intercompany balances in the fourth quarter of 2007, we identified that our treatment of recording foreign currency transaction gains or losses to other comprehensive gain was inconsistent with our intent to treat these balances as short term investments. Therefore, we concluded that our controls over the proper recording of transaction gains or losses to the consolidated statement of operations were not effective. This control deficiency resulted in an adjustment to our consolidated financial statements at December 31, 2007.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control — Integrated Framework.

BDO Seidman, LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on our internal control over financial reporting as of December 31, 2007; their report is included herein.

Plan for Remediation of Material Weaknesses

Management has reviewed with the Audit Committee of the Board of Directors the internal control deficiencies related to the recording of realized and unrealized foreign currency transaction gains or losses resulting from the change in translation rates between the Company and its subsidiaries that aggregated into a material weakness in our internal control over financial reporting as of December 31, 2007.

Management has adopted, with the Audit Committee’s concurrence, remedial measures designed to improve our control environment and to address the material weakness described in Management’s Report on Internal Control over Financial Reporting. These remedial measures primarily include the quarterly settlement of outstanding intercompany balances and recognition of realized transaction gains or losses to the consolidated statement of operations.

These remedial measures were implemented in the first quarter of 2008.

Changes in Internal Control over Financial Reporting

In our Form 10-K for the fiscal year ended December 31, 2007, we have disclosed that we had a material weakness as described in Item 9A - Management’s Report on Internal Control Over Financial Reporting. However, our remedial efforts relating to the material weakness reported in our December 31, 2007 Annual Report included, but was not limited to, the quarterly settlement of our intercompany balances and recognition of realized transaction gains or losses to the consolidated statement of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BIOLASE Technology, Inc.
Irvine, California

We have audited BIOLASE Technology Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis. The following material weakness was identified and included in management’s assessment as of December 31, 2007:

As of December 31, 2007, in accordance with FAS 52 — Foreign Currency Translation, the Company did not maintain effective controls over the recording of realized and unrealized foreign currency transaction gains and losses resulting from the fluctuation of exchange rates on transactions between the Company and its subsidiaries. As a result of the Company’s analysis of the treatment of these intercompany balances in the fourth quarter of 2007, the Company identified that their treatment of recording foreign currency transaction gains or losses to other comprehensive income was inconsistent with their intent to treat these balances as short term investments. Therefore, they concluded that the Company’s controls over the proper recording of foreign currency transaction gains or losses to the statement of operations were not effective.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 14, 2008.

In our opinion, Biolase Technology, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective action taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BIOLASE Technology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 14, 2008

PART III

Item 10.	Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2008.

Item 11.	Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2008.

There is hereby incorporated herein by reference the information appearing under the caption Equity Compensation Plan Information in the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2008.

Item 13.	Certain Relationships and Related Transactions

There is hereby incorporated herein by reference the information appearing under the caption Certain Relationships and Related Transactions in the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2008.

Item 14.	Principal Accountant Fees and Services

There is hereby incorporated herein by reference the information appearing under the caption Independent Auditor Fee Information in the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2008.

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

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws. (Filed May 18, 2007 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
4.1	Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.2	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.3	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (included in Exhibit 3.1.)
4.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.5	Rights Agreement dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)
4.6	Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)
4.7	Warrant to Purchase 81,037 shares of Common Stock of Biolase Technology, Inc. issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)

Exhibit
Number		Description

4.8		Registration Rights Agreement between Biolase Technology, Inc. and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.9		Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10.1		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.2		BIOLASE and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.3		Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10	.4*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)
10	.5*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10	.6*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.7*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.8*	2002 Stock Incentive Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)
10	.9*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10.10		2002 Stock Incentive Plan (Filed with Registrant’s definitive Proxy Statement filed April 10, 2007 and incorporated herein by reference.)
10	.11†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and Biolase Technology, Inc. (Filed January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.12†	License Agreement between SurgiLight, Inc. and Biolase Technology, Inc. dated February 3, 2005 (Filed March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.13*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10	.14*	Form of Resale Restriction Agreement dated December 16, 2005 between Registrant and certain key employees and officers. (Filed December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.15*	Resale Restriction Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10.16		Lease dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed January 17, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.17†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.)

Exhibit
Number		Description

10	.18†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference.)
10	.19†	License and Distribution Agreement dated as of August 8, 2006 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)
10	.20†	Addendum 1 to License and Distribution Agreement dated as of April 1, 2007 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 and incorporated herein by reference.)
10.21		Loan and Security Agreement entered into as of September 28, 2006, by and between Comerica Bank and Biolase Technology, Inc. (Filed with Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference.)
10.22		Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition Corp. for the benefit of Comerica Bank under the Loan Agreement. (Filed with Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference.)
10.23		Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition II, Inc. for the benefit of Comerica Bank under the Loan Agreement. (Filed with Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference.)
10.24		First Amendment to Loan and Security Agreement dated as of October 5, 2007, by and between Comerica Bank and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007 and incorporated herein by reference.)
14.1		Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP
24.1		Power of Attorney (included in Signature page).
31.1		Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of interim CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of interim CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biolase Technology, Inc.,
a Delaware Corporation
(registrant)

By:	/s/ JAKE ST. PHILIP
Jake St. Philip
Chief Executive Officer

Dated: March 14, 2008

POWER OF ATTORNEY

We, the undersigned officers and directors of BIOLASE Technology, Inc., do hereby constitute and appoint Jake St. Philip and Frederick M. Capallo, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAKE ST. PHILIP Jake St. Philip	Chief Executive Officer, (Principal Executive Officer) and Director	March 14, 2008

/s/ FREDERICK M. CAPALLO Frederick M. Capallo	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ GEORGE V. D’ARBELOFF George V. d’Arbeloff	Director and Chairman of the Board	March 14, 2008

/s/ FEDERICO PIGNATELLI Federico Pignatelli	President, Director and Chairman Emeritus	March 14, 2008

/s/ DR. ROBERT M. ANDERTON Dr. Robert M. Anderton	Director	March 14, 2008

Signature	Title	Date

/s/ DANIEL S. DURRIE, M.D. Daniel S. Durrie, M.D.	Director	March 14, 2008

/s/ NEIL J. LAIRD Neil J. Laird	Director	March 14, 2008

/s/ JAMES LARGENT James Largent	Director	March 14, 2008

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIOLASE Technology, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE Technology, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedules as of and for the years ended December 31, 2007, 2006 and 2005. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE Technology, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BIOLASE Technology Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 14, 2008

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$14,566	$14,676
Accounts receivable, less allowance of $1,033 and $1,357 in 2007 and 2006, respectively	11,266	15,193
Inventory, net	7,627	7,774
Prepaid expenses and other current assets	2,317	1,346

Total current assets	35,776	38,989
Property, plant and equipment, net	4,040	4,851
Intangible assets, net	1,208	1,469
Goodwill	2,926	2,926
Deferred tax asset	50	35
Other assets	308	308

Total assets	$44,308	$48,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,552	$—
Accounts payable	6,151	7,699
Accrued liabilities	9,431	8,560
Deferred revenue, current portion	5,649	5,431

Total current liabilities	24,783	21,690
Deferred tax liabilities	342	271
Deferred revenue — long-term	2,236	4,278
Other liabilities — long-term	456	373

Total liabilities	27,817	26,612

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 25,967 and 25,741 shares issued in 2007 and 2006, respectively; 24,003 shares and 23,777 shares outstanding in 2007 and 2006, respectively	26	26
Additional paid-in capital	113,430	111,415
Accumulated other comprehensive gain	54	108
Accumulated deficit	(80,620)	(73,184)

	32,890	38,365
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	16,491	21,966

Total liabilities and stockholders’ equity	$44,308	$48,578

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Products and services revenues	$63,085	$68,852	$61,486
License fees and royalty revenue	3,804	848	494

Net revenue	66,889	69,700	61,980
Cost of revenue	32,364	33,211	31,051

Gross profit	34,525	36,489	30,929

Other income, net	—	6	80

Operating expenses:
Sales and marketing	26,648	24,400	24,730
General and administrative	10,941	11,709	16,869
Engineering and development	5,104	4,876	6,390
Restructuring charge	802	—	—
Patent infringement legal settlement	—	348	—

Total operating expenses	43,495	41,333	47,989

Loss from operations	(8,970)	(4,838)	(16,980)
Gain (loss) on foreign currency transactions	1,354	251	(462)
Loss on sale of marketable securities	—	—	(45)
Interest income	580	448	594
Interest expense	(81)	(388)	(348)

Non-operating income (loss), net	1,853	311	(261)

Loss before income tax provision	(7,117)	(4,527)	(17,241)
Income tax provision	163	162	269

Net loss	$(7,280)	$(4,689)	$(17,510)

Net loss per share:
Basic	$(0.31)	$(0.20)	$(0.76)

Diluted	$(0.31)	$(0.20)	$(0.76)

Shares used in the calculation of net loss per share:
Basic	23,853	23,472	23,051

Diluted	23,853	23,472	23,051

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
	and Additional				Other		Total
	Paid-in Capital		Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Gain (Loss)	Deficit	Equity	Income (Loss)

Balances, December 31, 2004	24,482	$101,587	(1,964)	$(16,399)	$(225)	$(50,985)	$33,978	$(23,292)

Exercise of stock options	329	1,243	—	—	—	—	1,243
Issuance of common stock	407	3,533	—	—	—	—	3,533
Issuance of warrants	—	443	—	—	—	—	443
Dividend declared	—	(689)	—	—	—	—	(689)
Stock-based compensation	—	189	—	—	—	—	189
Compensation for stock option acceleration	—	204	—	—	—	—	204
Net loss	—	—	—	—	—	(17,510)	(17,510)	(17,510)
Unrealized loss on marketable securities	—	—	—	—	(105)	—	(105)	(105)
Foreign currency translation adjustment	—	—	—	—	8	—	8	8

Balances, December 31, 2005	25,218	106,510	(1,964)	(16,399)	(322)	(68,495)	21,294	(17,607)

Exercise of stock options	523	3,086	—	—	—	—	3,086
Stock-based compensation	—	1,497	—	—	—	—	1,497
Diodem Patent Settlement	—	348	—	—	—	—	348
Net loss	—	—	—	—	—	(4,689)	(4,689)	(4,689)
Reclassification adjustment equal to realized gain on marketable securities	—	—	—	—	118	—	118	118
Foreign Currency Translation adjustment	—	—	—	—	312	—	312	312

Balances, December 31, 2006	25,741	111,441	(1,964)	(16,399)	108	(73,184)	21,966	(4,259)

Exercise of stock options	226	727	—	—	—	—	727
Stock-based compensation, net	—	1,265	—	—	—	—	1,265
Other compensation	—	23	—	—	—	—	23
Net loss	—	—	—	—	—	(7,280)	(7,280)	(7,280)
Adjustment for implementation of FIN 48	—	—	—	—	—	(156)	(156)
Foreign Currency Translation adjustment	—	—	—	—	(54)	—	(54)	(54)

Balances, December 31, 2007	25,967	$113,456	(1,964)	$(16,399)	$54	$(80,620)	$16,491	$(7,334)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities:
Net loss	$(7,280)	$(4,689)	$(17,510)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,895	2,301	1,233
Residual cost of demo equipment sold	184	—	—
Loss on disposal of assets, net	—	(10)	(53)
Provision for bad debts	(264)	941	131
Provision for inventory excess and obsolescence	89	140	711
Stock-based compensation	1,265	1,497	393
CEO compensation	23	—	—
Issuance of common stock for patent litigation settlement	—	348	—
Deferred income taxes	61	34	41
Changes in operating assets and liabilities:
Accounts receivable	4,381	(7,730)	1,100
Inventory	59	709	(1,155)
Prepaid expenses and other current assets	(779)	619	(442)
Accounts payable and accrued liabilities	(1,065)	(1,198)	1,722
Accrued legal settlement	—	—	(3,000)
Deferred revenue	(1,838)	7,463	(222)

Net cash and cash equivalents (used in) provided by operating activities	(3,269)	425	(17,051)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	—	—	(19,977)
Proceeds from sale or maturity of available-for-sale securities	—	9,981	35,291
Additions to property, plant and equipment	(775)	(2,325)	(1,864)
Proceeds from sale of property, plant and equipment	—	53	—
Additions to other intangible assets	(100)	—	—

Net cash and cash equivalents (used in) provided by investing activities	(875)	7,709	13,450

Cash Flows From Financing Activities:
Borrowings under a line of credit	4,468	14,047	17,225
Payments under a line of credit	(916)	(19,047)	(12,225)
Proceeds from exercise of stock options and warrants	727	3,086	1,244
Payment of cash dividend	—	—	(689)

Net cash and cash equivalents provided by (used in) financing activities	4,279	(1,914)	5,555

Effect of exchange rate changes	(245)	184	178

(Decrease) increase in cash and cash equivalents	(110)	6,404	2,132
Cash and cash equivalents, beginning of year	14,676	8,272	6,140

Cash and cash equivalents, end of year	$14,566	$14,676	$8,272

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$81	$362	$306
Income taxes	$241	$167	$4
Diodem legal settlement:
Total consideration	$—	$—	$6,976
Common stock issued	—	—	(3,533)
Warrants issued	—	—	(443)

Cash paid	$—	$—	$3,000
Non-cash investing activity:

Leasehold improvements capitalized and paid by landlord	$—	$569	$—

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 —	BASIS OF PRESENTATION

The Company

BIOLASE Technology Inc., incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.

Basis of Presentation

The consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its wholly-owned subsidiaries. We have eliminated all material intercompany transactions and balances in the accompanying consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the current year presentation.

In the fourth quarter of fiscal 2007, we recorded certain amounts to “gain (loss) on foreign currency transactions” relating to prior 2007 quarters resulting in a reduction of our net loss by $1.0 million (or $0.04 per share) for the quarter and year ended December 31, 2007. The adjustments resulted from the misapplication of Statement of Financial Accounting Standard (“FAS”) No. 52, Foreign Currency Translation, to certain foreign-currency transactions between BIOLASE Technology, Inc. and certain of our foreign subsidiaries. We concluded that the amounts were not material to previously-reported interim periods.

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

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

Depreciation expense for 2007, 2006 and 2005 was approximately $1,534,000, $1,939,000, and $872,000, respectively. Depreciation expense for the year ended December 31, 2006 included approximately $400,000 of accelerated depreciation resulting from the abandonment of certain equipment, furniture and fixtures and computer related equipment in connection with our move to a new leased facility in April 2006 and a write-down totaling $262,000 related to a physical count of certain assets.

Intangible Assets

Costs incurred to acquire and successfully defend patents, and costs incurred to acquire trademarks and trade names are capitalized. Costs related to the internal development of technologies that we ultimately patent are expensed as incurred. Intangible assets, except those determined to have an indefinite life, are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the assets and are subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Long-Lived Assets

We account for long-lived assets in accordance with the provisions of FAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of these items.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Other Comprehensive (Loss) Income

Other comprehensive (loss) income encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included as a component of stockholders’ equity but is excluded from net (loss) income. Accumulated other comprehensive gain (loss) consists of the effects of foreign currency translation adjustments and unrealized gains or losses on marketable securities classified as available for sale.

Foreign Currency Translation and Transactions

Transactions of our German, Spanish, Australian and New Zealand subsidiaries are denominated in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive gain (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

Revenue Recognition

Effective September 1, 2006, nearly all of our domestic sales are to Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners; prior to this date, we sold our products directly to customers through our direct sales force. Internationally, we sell products through direct sales representatives and through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We record revenue for all sales upon shipment assuming all other revenue recognition criteria are met.

On July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase system include separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered elements. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of December 31, 2007 and 2006 is $1.3 million and $818,000, respectively of deferred revenue attributable to undelivered elements, which primarily consists of training and installation.

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2007 and 2006, $187,000 and $248,000, respectively, were recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of December 31, 2007 and 2006 is $1.2 million and $1.4 million for our extended warranty contracts, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $262,000, $292,000 and $493,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

We may offer sales incentives and promotions on our products. We apply EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), in determining the appropriate treatment of the related costs of these programs.

On August 8, 2006 and as amended, we entered into a License and Distribution Agreement with HSIC, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. As a result of this agreement, effective September 1, 2006, nearly all of our sales in the United States and Canada are made to HSIC. Sales to HSIC are recorded upon shipment from our facility and payment of our invoices is generally due within 60 days or less.

Provision for Warranty Expense

Our Waterlase laser systems are covered by a warranty against defects in material and workmanship for a period of up to one-year while our ezlase system warranty is up to two years. Our warranty covers parts and service for sales in our North American and international direct territories and parts only for international distributor sales. We estimate initial warranty costs at the time of product shipment based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. Costs under extended warranty contracts are charged to expense as incurred.

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the years ended December 31 were as follows (in thousands):

Initial warranty accrual, December 31, 2004	$911
Warranty expenditures	(2,288)
Provision for estimated warranty cost	2,588

Initial warranty accrual, December 31, 2005	1,211
Warranty expenditures	(3,165)
Provision for estimated warranty cost	4,352

Initial warranty accrual, December 31, 2006	2,398
Warranty expenditures	(3,438)
Provision for estimated warranty cost	3,027

Initial warranty accrual, December 31, 2007	$1,987

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to our customers for shipping and handling are included as a component of revenue.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2007, 2006 and 2005, were approximately $2.1 million, $987,000 and $1,551,000, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $156,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to our January 1, 2007 accumulated deficit balance.

We recognize interest and penalties related to unrecognized tax benefits within the income tax provision line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in our consolidated balance sheet.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using the modified prospective transition method. Prior to the adoption of FAS 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or “APB”, Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and the related interpretations. Under the provisions of APB 25, stock option awards were accounted for using fixed plan accounting whereby we recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin 107, (“SAB 107”), regarding the SEC Staff’s interpretation of FAS 123R, which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in our adoption of FAS 123R.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

The purpose of accelerating vesting was to minimize our recognition of compensation expense associated with these options upon adoption of FAS 123R in the first quarter of fiscal 2006. The maximum aggregate pre-tax expense associated with the accelerated options that would have been reflected in our consolidated financial statements in future fiscal years is estimated at approximately $3.2 million. The accelerated exercisability of options created an additional compensation expense to provide for an estimate of the benefit that would be received by future terminating employees who exercise options prior to the term of their respective original vesting periods. The compensation expense was based on an estimate of the future turnover percentage of 18.63% times the intrinsic value of the accelerated stock options on December 16, 2005 and amounted to additional compensation expense of approximately $204,000, all of which was recognized in the fourth quarter of fiscal 2005.

As of December 31, 2007 and 2006, we had $2.5 million and $1.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.2 years.

During the years ended December 31, 2007 and 2006, we recognized compensation cost related to stock options of $1,265,000 and $1,497,000, respectively. The net impact to earnings for the years ended December 31, 2007 and 2006 was $(0.05) and $(0.06) per diluted share, respectively. During the year ended December 31, 2005, we recognized compensation cost related to stock options of $393,000. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2007	2006	2005

Cost of revenue	$134	$129	$—
Sales and marketing	393	315	76
General and administrative	641	1,011	128
Engineering and development	97	42	189

	$1,265	$1,497	$393

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The following table illustrates the effect on 2005 net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock-based employee compensation plans (in thousands except per share data):

2005

Reported net loss	$(17,510)
Stock-based employee compensation expense included in net loss	393
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,915)

Pro forma net loss	$(21,032)

Basic net loss per share:
Reported	$(0.76)
Pro forma	(0.91)
Diluted net loss per share:
Reported	(0.76)
Pro forma	(0.91)

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

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005

Expected term (years)	4.61	4.20	4.00
Volatility	60%	58%	63%
Annual dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	3.92%	4.75%	3.70%

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Net Loss Per Share — Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,492,000, 3,939,000 and 4,392,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2007, 2006 and 2005, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157 for non-financial assets and liabilities, as defined, to fiscal years beginning after November 1, 2008. We do not believe that the adoption of the provisions of FAS 157 or FAS 157-2 will materially impact our consolidated financial position and consolidated results of operations.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on our consolidated financial statements when implemented. This statement is being reviewed in conjunction with the requirements of FAS 157 discussed above.

In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations (“FAS 141(R)”), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of the provisions of FAS 141(R) will materially impact our consolidated financial position and consolidated results of operations.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“FAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We do not believe that the adoption of the provisions of FAS 160 will materially impact our consolidated financial position and consolidated results of operations.

NOTE 3 —	INVESTMENTS IN MARKETABLE SECURITIES

We account for our marketable securities in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities. Investments classified as “available for sale” are reported at fair value with unrealized gains (losses) recorded as a component of accumulated other comprehensive gain (loss) until realized. In the event the fair value of an investment declines and is deemed to be other than temporary, we write down the carrying value of the investment to its fair value. Our investments are comprised of U.S. treasury debt securities, have been classified as available-for-sale, and have maturities greater than three months and less than one year. As of December 31, 2007 and 2006, we had no investments in marketable securities.

Realized losses for the year ended December 31, 2005 were $45,000.

NOTE 4 —	SUPPLEMENTARY BALANCE SHEET INFORMATION

	December 31,
ACCOUNTS RECEIVABLE (in thousands):	2007	2006

Components of accounts receivable, net of allowances are as follows:
Trade	$10,483	$14,993
Royalties	62	113
WCLI co-sponsorship	300	—
License fee	250	—
Other	171	87

Total receivables	$11,266	$15,193

Following are the changes in the allowance for doubtful accounts and the allowance for sales returns during the years ended 2007, 2006 and 2005 (in thousands):

		Charges
	Balance at	(Reversals)	Write-offs	Balance at
	Beginning	to Cost or	and	End of
	of Year	Expenses	Returns	Year

Year Ended December 31, 2005
Allowance for doubtful accounts	384	131	(95)	420
Allowance for sales returns	420	298	(492)	226
Year Ended December 31, 2006
Allowance for doubtful accounts	420	941	(4)	1,357
Allowance for sales returns	226	265	(243)	248
Year Ended December 31, 2007
Allowance for doubtful accounts	1,357	(264)	(60)	1,033
Allowance for sales returns	248	—	(61)	187

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

	December 31,
INVENTORY, NET (in thousands):	2007	2006

Raw materials	$3,194	$2,554
Work-in-process	784	663
Finished goods	3,649	4,557

Inventory, net	$7,627	$7,774

Inventory is net of the provision for excess and obsolete inventory of $724,000 and $683,000 at December 31, 2007 and 2006, respectively.

Following are the changes in the reserve for excess and obsolete inventory during the years 2007, 2006 and 2005 (in thousands):

Reserve for
Excess and
Obsolete
Inventory

Balances at December 31, 2004	$687
Charged to operations	711
Write-offs	(825)

Balances at December 31, 2005	573
Charged to operations	140
Write-offs	(30)

Balances at December 31, 2006	683
Charged to operations	89
Write-offs	(48)

Balances at December 31, 2007	$724

Effective January 1, 2006, we adopted FAS 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (“FAS 151”), which requires that abnormal amounts of idle facility expenses, freight, handling costs and wasted material be recognized as current period charges. FAS 151 also requires that the allocation of the fixed production overhead be based on the normal capacity of the production facilities. The adoption of this standard on our consolidated financial results of operations was immaterial.

	December 31,
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):	2007	2006

Land	$352	$315
Building	967	867
Leasehold improvements	921	938
Equipment and computers	4,790	4,436
Furniture and fixtures	1,015	934
Construction in progress	44	62

	8,089	7,552
Accumulated depreciation and amortization	(4,049)	(2,701)

Property, plant and equipment, net	$4,040	$4,851

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

In connection with our move to a new leased facility in April 2006, leasehold improvements include $536,000 (net of a refund received from our landlord in June 2007) of tenant improvements that were paid by the landlord in connection with the facility lease during 2006.

	December 31,
ACCRUED LIABILITIES (in thousands):	2007	2006

Payroll and benefits	$3,297	$2,584
Warranty	1,987	2,398
Sales tax	171	179
Deferred rent credit	112	112
Accrued professional services	1,410	1,055
Accrued insurance premium	1,045	890
Other	1,409	1,342

Accrued liabilities	$9,431	$8,560

	December 31,
DEFERRED REVENUE (in thousands):	2007	2006

License fee from Henry Schein, Inc. — unamortized portion	$2,778	$4,444
License fee from Procter & Gamble — unamortized portion	1,500	3,000
Royalty advances from Procter & Gamble	1,125	—
Undelivered elements (training, installation and product) and other	1,329	818
Extended warranty contracts	1,153	1,447

Total Deferred Revenue	7,885	9,709

Less Long-Term amounts:
License fee from Henry Schein, Inc.	(1,111)	(2,778)
License fee from Procter & Gamble	—	(1,500)
Royalty advances from Procter & Gamble	(1,125)	—

Total Deferred Revenue — Long Term	(2,236)	(4,278)

Total Deferred Revenue — Current	$5,649	$5,431

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenues on a straight-line basis over the three-year term of the agreement. For the years ended December 31, 2007 and 2006, we recognized $1.7 million and $556,000, respectively, of the license fee.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.

On May 9, 2007, we entered into Addendum 1 to License and Distribution Agreement with HSIC, which addendum is effective as of April 1, 2007 and modifies the License and Distribution Agreement entered into with HSIC on August 8, 2006, to add the terms and conditions under which HSIC has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase system. If HSIC has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

On March 3, 2008, we entered into a second addendum to the HSIC agreement that modifies certain terms of the initial agreement as amended. Pursuant to amendment 2 to the agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements, we will have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC has not met the minimum purchase requirements, we have the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.

On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period commencing January 25, 2007. During the fiscal year ended December 31, 2007, $1.5 million of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G. For the year ended December 31, 2007, $375,000 of the payments received was recognized in license fees and royalty revenue.

NOTE 5 —	INTANGIBLE ASSETS AND GOODWILL

In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2007 and concluded there had not been any impairment. Subsequent to June 30, 2007, we believe that no triggering events occurred that would have a material effect on the value of these assets.

Intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets in 2007 and 2006. We recorded amortization expense for the years ended December 31, 2007, 2006 and 2005 of $361,000, $362,000 and

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

$361,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $363,000, $141,000, $130,000, $130,000 and $130,000, respectively, and $82,000 thereafter. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2007				As of December 31, 2006
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net

Patents (4-10 years)	$1,914	$(1,038)	$—	$876	$1,814	$(786)	$—	$1,028
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(493)	—	100	593	(384)	—	209

Total	$3,555	$(1,600)	$(747)	$1,208	$3,455	$(1,239)	$(747)	$1,469

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 6 —	BANK LINE OF CREDIT AND DEBT

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

The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the Collateral. We have obtained the Lender’s consent for the termination of our former CEO in November 2007, the resignation of our former CFO in January 2008, the appointment of our successor CEO in January 2008 and the appointment of our interim CFO in February 2008 and were in compliance with all other covenants as of December 31, 2007.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

As of December 31, 2007, $3.6 million was outstanding under the Loan Agreement at an interest rate of 7.5% (the Lender’s announced prime rate as of that date plus 0.25%). As of December 31, 2006, no amounts were outstanding under the Loan Agreement and the Lender waived the minimum cash amount at Lender covenant of $6.0 million as of that date.

Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.

Prior to the Comerica Loan and Security Agreement, we had a $10.0 million credit facility with a bank which terminated on September 28, 2006. At December 31, 2005, $5.0 million was outstanding on this credit facility. Borrowings under this facility bore interest at LIBOR plus 2.25% for minimum borrowing amounts of $500,000 and with two business days notice or at a variable rate equivalent to prime rate for amounts below $500,000 or with less than two business days notice, and were payable on demand upon expiration of the facility. All borrowings during the year ended December 31, 2005 were at prime rate.

In December 2007, we financed approximately $1.1 million of insurance premiums payable in eleven equal monthly installments of approximately $107,000 each, including a finance charge of 5.39%. In December 2006, we financed $890,000 of insurance premiums payable in ten equal monthly installments of approximately $91,000 each, including a finance charge of 5.89%.

NOTE 7 —	INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2007	2006	2005

Current:
Federal	$39	$1	$26
State	7	3	17
Foreign	60	124	185

	106	128	228

Deferred:
Federal	64	64	35
State	8	5	6
Foreign	(15)	(35)	—

	57	34	41

	$163	$162	$269

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2007	2006	2005

Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	1.9%	(18.8)%	35.5%
Tax return to prior year provision adjustments	13.2%	4.2%	2.2%
Expiration of Federal NOL	11.4%	—	—
Reduction of NOL attributes for FIN 48	4.2%	—	—
State tax benefit (net of federal effect)	(1.1)%	13.6%	(3.3)%
Research credits	(1.9)%	(2.1)%	(0.6)%
Foreign amounts with no tax benefit	4.2%	—	1.0%
Non-deductible expenses	2.4%	3.3%	(0.1)%
Stock option-no tax benefit	0.7%	(8.7)%	—
Derecognition of NOL for FAS 123R	—	45.6%	—
Other	1.3%	0.5%	0.9%

Total	2.3%	3.6%	1.6%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2007	2006

Capitalized intangible assets for tax purposes	$2,681	$3,245
Reserves not currently deductible	1,982	2,163
Deferred revenue	2,178	—
Stock options	1,038	612
Income tax credits	734	1,022
Inventory	649	628
Property and equipment	49	—
Other comprehensive income	(20)	(43)
Deferred intercompany gain	—	1,292
Net operating losses	16,976	18,597

Total deferred tax assets	26,267	27,516
Valuation allowance	(25,783)	(26,634)

Net deferred tax assets	484	882

Capitalized intangible assets	(342)	(271)
Unrealized gain (loss) on foreign currency	(266)	—
Property and equipment	—	(385)
State taxes	1	1
Other	(169)	(463)

Total deferred tax liabilities	(776)	(1,118)

Net deferred tax liabilities	$(292)	$(236)

Based upon our operating losses during 2007 and 2006, and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2007 will not be

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

realized, excluding the foreign deferred tax asset in the amount of $50,000. Consequently, we have a valuation allowance against our net deferred tax assets, excluding the foreign operations, in the amount of $25.8 million as of December 31, 2007. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

In addition to the operating loss carryforwards included in the deferred tax asset and liability schedule above are excess tax deductions relating to stock options that have not been realized. When the benefit of the operating losses containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2007, the cumulative unrealized excess tax deductions amounted to $6.4 million. These amounts have been excluded from the operating loss carryforward as a result of FAS 123R. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, we would expect to increase additional paid-in-capital by approximately $2.4 million. We follow the FAS 109 ordering rules to determine when such operating loss has been realized.

As of December 31, 2007, we had net operating loss carryforwards for federal and state purposes of approximately $55.8 million and $23.2 million, respectively, which begin to expire in 2008. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis, we believe that as of December 31, 2007, all of the approximately $55.8 million of federal NOL carryforwards is available to offset taxable income generated in future years. As of December 31, 2007, we had research and development tax credit carryforwards for federal and state purposes of approximately $804,000 and $447,000, respectively, which will begin to expire in 2011 for federal purposes and will carryforward indefinitely for state purposes. However, any future ownership change qualifying under Section 382 may limit our ability to use remaining NOL and credit carryforwards.

On January 1, 2007, we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized a $156,000 increase in accumulated deficit as of January 1, 2007, of which $32,000 represents estimated interest and penalties.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$124
Additions for tax positions related to the current year	39
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$163

Included in the balance at December 31, 2007, are $163,000 of tax positions, which if recognized, would increase our annual effective tax rate. We also accrued potential penalties of $4,000 and a reduction of interest expense of $4,000 during 2007 related to these unrecognized tax benefits and in total, as of December 31, 2007, we have recorded a liability for potential penalties and interest of $18,000 and $14,000, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The federal and state net operating loss and credit carryforwards per the income tax returns filed included uncertain tax positions taken in prior years. Due to the application of FIN 48, they are larger than the net operating loss and credits recognized for financial statement purposes.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2007 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes were provided for distributed earnings for our Australia and Germany subsidiaries. U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings from our New Zealand and Spain subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the U.S.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

Leases

In January 2006, we entered into a five-year lease for our 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California with initial monthly installments of $38,692 and annual adjustments over the lease term. We have projected rent expense during the five-year lease and are recognizing rent expense on a straight line basis with the difference between rent expense and rent paid recorded to deferred rent. These amounts are reflected in the commitments as of December 31, 2007 listed below. We also lease certain office equipment and automobiles under operating lease arrangements.

Future minimum rental commitments under operating leases with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2008	$582
2009	575
2010	576
2011	200
Thereafter	—

Total future minimum lease obligations	$1,933

Rent expense was $943,000, $877,000 and $691,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Licensed patent rights

In February 2005, we purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2.0 million including related transaction costs, from SurgiLight, Inc. The entire consideration, including transaction costs, has been expensed as in-process research and development. In 2006, additional consideration totaling $100,000 was expensed as incurred with the remaining $100,000 to be expensed through 2010, in accordance with FAS 2, Accounting for Research and Development Costs. Of this, $25,000 was recognized as engineering and development expense in fiscal 2007.

Employee arrangements and other compensation

Termination of President and Chief Executive Officer/Appointment of Interim President and Chief Executive Officer

Effective November 5, 2007, we terminated the employment of Jeffrey W. Jones, our President and Chief Executive Officer. On January 30, 2008, we entered into a Separation and General Release Agreement with

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Mr. Jones relating to the termination of his employment. The agreement superseded the Employment Agreement we had with Mr. Jones dated December 29, 2005. Pursuant to the terms of the agreement, we agreed to pay Mr. Jones a severance amount of $374,822 and pay COBRA premiums on his behalf of $1,712 per month for the period from December 2007 through February 2008. The severance amount was subsequently paid on February 2, 2008. The costs associated with Mr. Jones’ termination were recognized in the fourth quarter of 2007 as part of restructuring charge included in the consolidated statement of operations. Mr. Jones also agreed to the partial cancellation of a fully vested option to purchase 100,000 shares of our common stock that were part of a prior option to purchase 200,000 shares of common stock granted on December 12, 2005 and that would have otherwise expired on November 5, 2009.

Following the termination of Mr. Jones, we appointed Federico Pignatelli, one of our current directors and Chairman Emeritus, as Interim President and Chief Executive Officer. Mr. Pignatelli subsequently resigned his position as Interim Chief Executive Officer in January 2008 following the appointment of Jake St. Philip as our Chief Executive Officer. Mr. Pignatelli will remain our President in 2008 for which he will receive a salary of $150,000.

Termination of Executive Vice President, Global Sales and Marketing

Effective November 5, 2007, we terminated the employment of Keith G. Bateman, our Executive Vice President, Global Sales and Marketing. On January 22, 2008, we entered into a Separation and General Release Agreement with Mr. Bateman relating to the termination of his employment. Pursuant to the terms of the agreement, we agreed to pay Mr. Bateman a severance amount of $187,263 and pay COBRA premiums on his behalf of $1,311 per month for the period from December 2007 through May 2008. The severance benefits are in lieu of any compensation or benefits provided under Mr. Bateman’s employment agreement. The severance amount was subsequently paid on January 31, 2008. The costs associated with Mr. Bateman’s termination were recognized in the fourth quarter of 2007 as part of restructuring charge included in the consolidated statement of operations.

Following the termination of Mr. Bateman, James R. Largent, one of our current directors, performed certain sales and marketing executive services. For such services, we paid Mr. Largent $25,000, which was recognized in the fourth quarter of 2007 as general and administrative expenses.

Appointment of Successor Chief Executive Officer

On January 2, 2008, we hired Jake St. Philip as our Chief Executive Officer. Under the terms of his employment agreement, Mr. St. Philip is to receive an annual salary of $350,000 and is eligible for an annual performance bonus of up to $225,000. In addition, Mr. St. Philip was granted a nonqualified stock option to purchase 450,000 shares of our common stock at an exercise price of $2.89, the fair market value of our stock on the grant date, January 7, 2008. The stock option will vest and become exercisable in twelve equal quarterly installments, commencing on March 31, 2008, subject to Mr. St. Philip’s continued employment with us. We have also agreed to provide Mr. St. Philip with an apartment in Irvine, Ca.

If his employment is terminated other than for cause or if he resigns for good reason, Mr. St. Philip will be entitled to receive severance benefits equal to: one year of annual base salary; the full amount of his annual performance bonus target for the calendar year in which the effective date of termination occurs; twelve months of paid COBRA premiums under our medical and dental benefit plans; a $3,000 lump sum cash payment; and payment of his premiums under our group life insurance, accidental death and dismemberment and disability benefit plans during the twelve month period following the effective date of termination. Furthermore, if his employment is terminated without cause or he resigns for good reason and such termination occurs within twelve months of a change in control of us, Mr. St. Philip will be entitled to receive the severance benefits summarized above and Mr. St. Philip’s stock granted upon his hiring shall become fully vested and exercisable on the first business day that is at least 60 days after the effective date of termination.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Resignation of Chief Financial Officer/Appointment of Interim Chief Financial Officer

Effective January 2, 2008, our Executive Vice President, Chief Financial Officer and Secretary, Richard L. Harrison, resigned to pursue other interests. Following Mr. Harrison’s resignation, we appointed Frederick M. Capallo, our Corporate Controller, as Interim Chief Financial Officer. In addition to his compensation as Controller, Mr. Capallo received a $15,000 bonus and an option to purchase 15,000 shares of our common stock at an exercise price of $4.00 per share as consideration for his service as Interim Chief Financial Officer. The option was granted on January 30, 2008 and vests in full on the one year anniversary of the grant.

Other Compensation

Certain other executive officers and members of management are entitled to severance benefits payable upon termination following a change in control. In addition to Mr. St. Philip, the total severance benefits payable to such employees would be approximately $2.2 million based on compensation in effect as of December 31, 2007. Also, we have agreements with certain employees to pay bonuses based on targeted performance.

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

Litigation

In August 2004, we and certain of our officers were named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Central District of California. The complaints purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between October 29, 2003 and July 16, 2004. The complaints allege that we and our officers violated federal securities laws by failing to disclose material information about the demand for our products and the fact that we would not achieve the alleged forecasted growth. The claimed misrepresentations include certain statements in our press releases and the registration statement we filed in connection with our public offering of common stock in March 2004. In January 2006, defendants’ motion to dismiss the second amended consolidated class action complaint was granted and the action was dismissed, with leave to further amend, by the order of the Honorable David O. Carter, United States District Judge for the Central District of California. On March 10, 2006, the plaintiffs filed a third amended complaint. The third amended complaint makes the same allegations regarding violations of the federal securities laws but is limited to an alleged class of investors who purchased or otherwise acquired our common stock pursuant to or traceable to the public offering of our common stock that closed in March 2004. Defendants filed a motion to dismiss that complaint and on July 25, 2006, the Court ruled on the motion, granting the motion on the grounds that lead plaintiffs lack standing, denying the motion on the grounds that the complaint fails to state a claim and allowing plaintiffs to file a fourth amended complaint and a motion to appoint new lead plaintiffs. On August 23, 2006, plaintiffs filed a fourth amended complaint which defendants answered on October 20, 2006. In addition, in August 2004, three stockholders filed derivative lawsuits in the Superior Court in Orange County, California seeking recovery on our behalf and alleging, among other things, breach of fiduciary duty by two officers and by the members of our Board of Directors, who were named as defendants. The cases were consolidated and the plaintiffs in the consolidated derivative action raised claims on our behalf that include alleged misrepresentations in 2003 and 2004 as to the demand for our products, our financial results and future prospects. In both the class action and the derivative suit the parties have entered into settlement agreements, the respective courts have approved the settlements and the lawsuits have been concluded.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

motion with the United States District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. Diodem seeks damages of no less than $4.0 million. We intend to vigorously defend Diodem’s claims.

We determined the fair value of the warrants, which totaled $443,000 using the Black-Scholes model with the following assumptions:

Term	5 years
Volatility	67%
Annual dividend per share	$0.00
Risk-free interest rate	3.73%

The warrants and common stock were issued in January 2005.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time, we are not party to any other litigation that is material to our business.

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

NOTE 9 —	STOCKHOLDERS’ EQUITY

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Common Stock and Stock Purchase Warrants

At December 31, 2007, we had 25,967,000 shares of common stock issued with 24,003,000 shares outstanding. 50,000,000 shares of our common stock are authorized for issuance. We have 1,964,000 shares of common stock in our treasury.

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

The following table summarizes warrant activity:

		Weighted
		Average
		Exercise Price
	Shares	per Share

Warrants outstanding, December 31, 2004	—	$—
Warrants issued in 2005	81,037	$11.06

Warrants outstanding, December 31, 2007 and 2006	81,037	$11.06

Stock Options

We have three stock-based compensation plans — the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under the 2002 Stock Incentive Plan, as of December 31, 2007, a total of 5,950,000 shares have been authorized for issuance, of which 1,054,000 shares have been issued for options which have been exercised, 4,300,000 shares have been reserved for options that are outstanding and 596,000 shares are available for the granting of additional options. Total shares authorized reflect the approval of an additional 1.0 million shares at the 2007 annual meeting of our stockholders.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Stock options may be granted as incentive or nonqualified options; however, no incentive stock options have been granted to date. The exercise price of options is at least equal to the market price of the stock as of the date of grant. Options may vest over various periods but typically vest on a quarterly basis over three years. Options expire after ten years or within a specified time from termination of employment, if earlier. We issue new shares of common stock upon the exercise of stock options. The following table summarizes option activity:

		Weighted	Weighted Average
		Average	Remaining
		Exercise Price	Contractual Term	Aggregate Intrinsic
	Shares	per Share	(Years)	Value(1)

Options outstanding, December 31, 2004	4,070,000	$6.76
Granted at fair market value	1,065,000	$7.13
Exercised	(356,000)	$4.08
Forfeited	(468,000)	$9.63

Options outstanding, December 31, 2005	4,311,000	$6.74
Granted at fair market value	666,000	$8.31
Exercised	(523,000)	$5.90
Forfeited	(596,000)	$9.20

Options outstanding, December 31, 2006	3,858,000	$6.75
Granted at fair market value	452,000	$6.46
Granted at above fair market value	747,000	$4.02
Exercised	(236,000)	$3.33
Forfeited	(410,000)	$8.16

Options outstanding, December 31, 2007	4,411,000	$6.30	5.63	$161,000

Options exercisable, December 31, 2007	3,173,000	$6.71	4.09	$161,000
Options expired during 2007	154,000	$9.65		$—

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2007:

	Options Outstanding				Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price

$ 2.00 — $ 2.99	801,000	$2.20	1.33	801,000	$2.20
$ 3.00 — $ 3.99	60,000	$3.94	0.39	60,000	$3.94
$ 4.00 — $ 4.99	854,000	$4.00	9.17	110,000	$4.00
$ 5.00 — $ 5.99	766,000	$5.43	3.88	649,000	$5.34
$ 6.00 — $ 9.99	1,193,000	$7.41	5.70	819,000	$7.37
$10.00 — $13.99	364,000	$11.25	6.63	361,000	$11.26
$14.00 — $22.00	373,000	$14.15	2.58	373,000	$14.15

Total	4,411,000	$6.30	5.01	3,173,000	$6.71

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Cash proceeds along with fair value disclosures related to grants, exercises and vested options are provided in the following table (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2007	2006	2005

Proceeds from stock options exercised	$728	$3,086	$1,243
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$336	$1,300	$1,011
Weighted-average fair value of options granted	$2.45	$4.19	$3.62
Total fair value of shares vested during the year(3)	$1,353	$1,582	$7,994

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

(3)	For 2005, the total fair value of shares vested includes $3.2 million associated with the acceleration of vesting of certain stock options on December 16, 2005.

A summary of the status of our unvested options as of December 31, 2005, and changes during the two-years ended December 31, 2007, is presented below:

		Weighted-
		Average Grant-
		Date Fair
Unvested Options	Options	Value

Unvested options at December 31, 2005	425,000	$3.94
Granted	666,000	$4.19
Vested	(382,000)	$4.14
Forfeited	(111,000)	$3.83

Unvested options at December 31, 2006	598,000	$4.11
Granted	1,199,000	$2.45
Vested	(333,000)	$4.06
Forfeited	(226,000)	$3.70

Unvested options at December 31, 2007	1,238,000	$2.59

NOTE 10 —	SEGMENT INFORMATION

We currently operate in a single business segment. For the year ended December 31, 2007, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 9% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 29% of our net revenue. For the year ended December 31, 2006, sales in EMEA accounted for approximately 10% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 27% of our net revenue. For the year ended December 31, 2005, sales in EMEA accounted for approximately 11% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 19% of our net revenue.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States	$41,598	$43,674	$43,592
Europe, Middle East and Africa	6,139	7,045	6,527
Canada, Asia, Latin America and Pacific Rim	19,152	18,981	11,861

	$66,889	$69,700	$61,980

Long-lived assets located outside of the United States at our foreign subsidiaries were $1.3 million and $1.2 million as of December 31, 2007 and 2006, respectively.

NOTE 11 —	CONCENTRATIONS

Revenue from our Waterlase systems, our principal product, comprised 68%, 79% and 83% of our total net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue from our Diode systems comprised 14%, 5%, and 9% of our total revenue for the same periods.

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Approximately 62% and 28% of our revenue in 2007 and 2006, respectively, was generated through sales to HSIC. Prior to entering into the distribution agreement with HSIC, many dentists financed their purchases through third-party leasing companies. In these transactions, the leasing company was considered the purchaser. Approximately 19% and 35% of our revenue in 2006 and 2005, respectively, were generated from dentists who financed their purchase through one leasing company, National Technology Leasing Corporation (“NTL”). One international distributor accounted for approximately 12% and 15% of our revenues in 2007 and 2006, respectively.

We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $6.0 million and $1.6 million or 53.0% and 14.4%, respectively, at December 31, 2007. As of March 5, 2008, $6.7 million of the aforementioned $7.6 million in receivables have been collected. Accounts receivable concentrations from sales to HSIC and one international distributor as of December 31, 2006 totaled $10.4 million and $1.5 million or 68.7% and 10.0%, respectively.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

NOTE 12 —	RESTRUCTURING CHARGE

As discussed in Note 8, effective November 5, 2007, we terminated the employment of Jeffrey W. Jones, our President and Chief Executive Officer and appointed Federico Pignatelli, one of our current directors and Chairman Emeritus, as Interim President and Chief Executive Officer. On the same date, we terminated the employment of Keith G. Bateman, our Executive Vice President, Global Sales and Marketing and redirected Mr. Bateman’s functions and responsibilities to existing internal management resources. In addition to these management changes, we also terminated eleven other employees across all functions, in an effort to better rationalize resources and streamline operations. In connection with the terminations, we recognized restructuring expense in the fourth quarter of 2007 of $802,000, comprised of severance and severance-related expenses of $702,000 and legal expense of $100,000.

BIOLASE TECHNOLOGY, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2007, 2006 and 2005

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
	(In thousands)

Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,357	$(264)	$(60)	$1,033
Allowance for sales returns	248	—	(61)	187
Allowance for inventory obsolescence	683	89	(48)	724
Allowance for tax valuation	26,634	(851)	—	25,783
Year Ended December 31, 2006:
Allowance for doubtful accounts	$420	$941	$(4)	$1,357
Allowance for sales returns	226	265	(243)	248
Allowance for inventory obsolescence	573	140	(30)	683
Allowance for tax valuation	27,971	(1,337)	—	26,634
Year Ended December 31, 2005:
Allowance for doubtful accounts	$384	$131	$(95)	$420
Allowance for sales returns	420	298	(492)	226
Allowance for inventory obsolescence	687	711	(825)	573
Allowance for tax valuation	21,142	6,829	—	27,971

S-1

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)
3.2		Amended and Restated Bylaws. (Filed May 18, 2007 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
4.1		Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.2		Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.3		Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (included in Exhibit 3.1.)
4.4		Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.5		Rights Agreement dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)
4.6		Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)
4.7		Warrant to Purchase 81,037 shares of Common Stock of Biolase Technology, Inc. issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.8		Registration Rights Agreement between Biolase Technology, Inc. and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.9		Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10.1		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.2		BIOLASE and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.3		Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10	.4*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)
10	.5*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10	.6*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.7*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.8*	2002 Stock Incentive Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)
10	.9*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10.10		2002 Stock Incentive Plan (Filed with Registrant’s definitive Proxy Statement filed April 10, 2007 and incorporated herein by reference.)

Exhibit
Number		Description

10	.11†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and Biolase Technology, Inc. (Filed January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.12†	License Agreement between SurgiLight, Inc. and Biolase Technology, Inc. dated February 3, 2005 (Filed March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.13*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10	.14*	Form of Resale Restriction Agreement dated December 16, 2005 between Registrant and certain key employees and officers. (Filed December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.15*	Resale Restriction Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10.16		Lease dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed January 17, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.17†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.)
10	.18†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference.)
10	.19†	License and Distribution Agreement dated as of August 8, 2006 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)
10	.20†	Addendum 1 to License and Distribution Agreement dated as of April 1, 2007 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 and incorporated herein by reference.)
10.21		Loan and Security Agreement entered into as of September 28, 2006, by and between Comerica Bank and Biolase Technology, Inc. (Filed with Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference.)
10.22		Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition Corp. for the benefit of Comerica Bank under the Loan Agreement. (Filed with Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference.)
10.23		Unconditional Guaranty, dated as of September 28, 2006, by BL Acquisition II, Inc. for the benefit of Comerica Bank under the Loan Agreement. (Filed with Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference.)
10.24		First Amendment to Loan and Security Agreement dated as of October 5, 2007, by and between Comerica Bank and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007 and incorporated herein by reference.)
14.1		Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP
24.1		Power of Attorney (included in Signature page).
31.1		Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of interim CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of interim CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.