Form 10-Q
period 2008-03-31
BIOLASE TECHNOLOGY INC
filed 2008-05-09
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 7, 2008: 24,142,201

BIOLASE TECHNOLOGY, INC.
BIOLASE ® , Millennium ® , Pulsemaster ® and Waterlase ® are registered trademarks of Biolase Technology, Inc., and LaserSmile ™, Diolase ™, Diolase Plus™, Comfort Jet ™, ezlase ™, HydroPhotonics ™, LaserPal™, MD Flow ™, YSGG Waterlase MD ™, Soft Touch ™, Waterlase MD™, HydroBeam ™, SensaTouch ™ and Oculase ™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$13,881	$14,566
Accounts receivable, less allowance of $1,034 and $1,033 in 2008 and 2007, respectively	10,192	11,266
Inventory, net	7,614	7,627
Prepaid expenses and other current assets	1,701	2,317

Total current assets	33,388	35,776

Property, plant and equipment, net	3,897	4,040
Intangible assets, net	1,116	1,208
Goodwill	2,926	2,926
Deferred tax asset	58	50
Other assets	307	308

Total assets	$41,692	$44,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,972	$3,552
Accounts payable	7,934	6,151
Accrued liabilities	6,771	9,431
Deferred revenue, current portion	4,861	5,649

Total current liabilities	21,538	24,783
Deferred tax liabilities	361	342
Deferred revenue, long-term	2,007	2,236
Other liabilities, long-term	442	456

Total liabilities	24,348	27,817

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,106 and 25,967 shares issued and 24,142 and 24,003 shares outstanding in 2008 and 2007, respectively	27	26
Additional paid-in capital	114,200	113,430
Accumulated other comprehensive gain	111	54
Accumulated deficit	(80,595)	(80,620)

	33,743	32,890
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	17,344	16,491

Total liabilities and stockholders’ equity	$41,692	$44,308

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Products and services revenue	$18,037	$14,100
License fees and royalty revenue	1,004	960

Net revenue	19,041	15,060
Cost of revenue	9,459	6,923

Gross profit	9,582	8,137

Operating expenses:
Sales and marketing	5,605	6,393
General and administrative	3,077	2,377
Engineering and development	1,461	1,210

Total operating expenses	10,143	9,980

Loss from operations	(561)	(1,843)

Gain on foreign currency transactions	616	53
Interest income	58	152
Interest expense	(24)	(16)

Non-operating income, net	650	189

Income (loss) before income tax provision	89	(1,654)
Income tax provision	63	69

Net income (loss)	$26	$(1,723)

Net income (loss) per share:
Basic	$0.00	$(0.07)

Diluted	$0.00	$(0.07)

Shares used in the calculation of net income (loss) per share:
Basic	24,056	23,791

Diluted	24,295	23,791

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$26	$(1,723)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	481	456
Provision for bad debts	27	(76)
Stock-based compensation	452	361
CEO compensation	2	—
Deferred income taxes	13	19
Changes in operating assets and liabilities:
Accounts receivable	1,124	3,006
Inventory	12	(1,105)
Prepaid expenses and other assets	(541)	(134)
Accounts payable and accrued liabilities	226	(2,160)
Deferred revenue	(1,023)	(572)

Net cash and cash equivalents provided by (used in) operating activities	799	(1,928)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(158)	(220)

Net cash and cash equivalents used in investing activities	(158)	(220)

Cash Flows From Financing Activities:
Borrowings under line of credit	2,929	—
Payments under line of credit	(4,509)	—
Proceeds from exercise of stock options and warrants	315	197

Net cash and cash equivalents (used in) provided by financing activities	(1,265)	197

Effect of exchange rate changes	(61)	64

Decrease in cash and cash equivalents	(685)	(1,887)
Cash and cash equivalents, beginning of year	14,566	14,676

Cash and cash equivalents, end of period	$13,881	$12,789

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$24	$16

Income taxes	$49	$23

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The Company
     BIOLASE Technology Inc., or the Company or Biolase, incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries have been prepared on a basis consistent with the December 31, 2007 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation.
Fair Value Measurements
     Effective January 1, 2008, we adopted FAS 157, Fair Value Measurements, or FAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that priortizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     Our adoption of FAS 157 did not have an impact on our financial position or results of operations. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, or FSP 157-2. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and liabilities, as defined, to fiscal years beginning after November 1, 2008. We do not believe that the adoption of the provisions of FSP 157-2 will materially impact our consolidated financial position and consolidated results of operations.
     Effective January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115, or FAS 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.
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
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations, or FAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of the provisions of FAS 141(R) will materially impact our consolidated financial position and consolidated results of operations.
     In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or FAS 160, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We do not believe that the adoption of the provisions of FAS 160 will materially impact our consolidated financial position and consolidated results of operations.
     In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting FAS 161 on our consolidated financial statements.
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
     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended March 31, 2008 and 2007, was $452,000 and $361,000, respectively. The net impact to earnings for the periods ended March 31, 2008 and 2007 was $(.02) and $(.01) per basic and diluted share, respectively. At March 31, 2008, we had $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted-average period of 1.2 years.

     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$43	$44
Sales and marketing	120	92
General and administrative	248	201
Engineering and development	41	24

	$452	$361

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
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected term (years)	4.97	4.46
Volatility	66%	58%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	3.13%	4.59%

A summary of option activity under our stock option plans for the three months ended March 31, 2008 is as follows:

			Weighted average
			remaining	Aggregate
		Weighted average	contractual term	intrinsic
	Shares	exercise price	(years)	value
Options outstanding at December 31, 2007	4,411,000	$6.30	—	—
Plus: Options granted	718,000	$3.01	—	—
Less:
Options exercised	(139,000)	$2.28	—	—
Options canceled or expired	(450,000)	$9.34	—	—

Options outstanding at March 31, 2008	4,540,000	$5.61	6.11	$722,000

Options exercisable at March 31, 2008	2,770,000	$6.46	3.91	$604,000
Options expired during the quarter ended March 31, 2008	276,000	$8.46		—
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Proceeds from stock options exercised	$315	$197
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$197	$66
Weighted-average fair value of options granted during period	$1.73	$4.50
Total fair value of shares vested during the period	$336	$424

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
     A summary of the status of our unvested options as of December 31, 2007, and changes during the three months ended March 31, 2008, is presented below:

		Weighted-Average
Unvested Options	Options	Grant-Date Fair Value
Unvested options at December 31, 2007	1,238,000	$2.59
Granted	718,000	$1.73
Vested	(112,000)	$3.00
Forfeited	(74,000)	$3.19

Unvested options at March 31, 2008	1,770,000	$2.19

Net Income (Loss) Per Share — Basic and Diluted
     Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted income (loss) per share, the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options to purchase 238,000 shares were included in the computation of diluted earnings per share for the three months ended March 31, 2008. For the same period, anti-dilutive outstanding stock options and warrants to purchase 3,325,000 shares were not included in the computation of diluted EPS. Outstanding stock options and warrants to purchase 3,881,000 shares were not considered in the calculation of diluted loss per share amounts for the three months ended March 31, 2007, as their effect would have been anti-dilutive.

NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$2,379	$3,194
Work-in-process	1,370	784
Finished goods	3,865	3,649

Inventory, net	$7,614	$7,627

     Inventory is net of the provision for excess and obsolete inventory of $724,000 at March 31, 2008 and December 31, 2007.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Land	$378	$352
Building	1,037	967
Leasehold improvements	921	921
Equipment and computers	4,978	4,790
Furniture and fixtures	1,015	1,015
Construction in progress	44	44

	8,373	8,089
Accumulated depreciation and amortization	(4,476)	(4,049)

Property, plant and equipment, net	$3,897	$4,040

     Depreciation expense was $390,000 and $366,000 for the three months ended March 31, 2008 and 2007, respectively.
     Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with the facility lease during 2006.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of goodwill and trade names as of June 30, 2007 and concluded there had not been any impairment. Subsequent to June 30, 2007, we believe that no triggering events occurred that would have a material effect on the value of these assets.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the three months ended March 31, 2008 and March 31, 2007 of $92,000 and $90,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2008				As of December 31, 2007
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,104)	$—	$810	$1,914	$(1,038)	$—	$876
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(519)	—	74	593	(493)	—	100

Total	$3,555	$(1,692)	$(747)	$1,116	$3,555	$(1,600)	$(747)	$1,208

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 —ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	March 31, 2008	December 31, 2007

Payroll and benefits	$1,978	$3,297
Warranty	2,242	1,987
Sales tax	1	171
Deferred rent credit	112	112
Accrued professional services	849	1,410
Accrued insurance premium	733	1,045
Other	856	1,409

Accrued liabilities	$6,771	$9,431

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Initial warranty accrual, beginning balance	$1,987	$2,398
Provision for estimated warranty cost	1,360	791
Warranty expenditures	(1,105)	(818)

Initial warranty accrual, ending balance	$2,242	$2,371

Deferred revenue is comprised of the following (in thousands):	March 31, 2008	December 31, 2007

License fee from Henry Schein, Inc. — unamortized portion	$2,361	$2,778
License fee from Procter & Gamble — unamortized portion	1,125	1,500
Royalty advances from Procter & Gamble	1,313	1,125
Undelivered elements (training, installation and product) and other	888	1,329
Extended warranty contracts	1,181	1,153

Total deferred revenue	6,868	7,885

Less long-term amounts:
License fee from Henry Schein, Inc.	(694)	(1,111)
Royalty advances from Procter & Gamble	(1,313)	(1,125)

Total deferred revenue, long term	(2,007)	(2,236)

Total deferred revenue, current portion	$4,861	$5,649

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenues on a straight-line basis over the three-year term of the agreement. For the three months ended March 31, 2008 and 2007, we recognized $417,000 of the license fee in each of the periods.
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
     On March 3, 2008, we entered into a second addendum to the HSIC agreement that modifies certain terms of the initial agreement as amended. Pursuant to Addendum 2 to the agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements, we will have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC has not met the minimum purchase requirements, we have the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period commencing January 25, 2007. For each of the periods ended March 31, 2008 and 2007, $375,000 of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G. During the three months ended March 31, 2008 and 2007, $63,000 and $125,000 of the payments received was recognized in license fees and royalty revenue, respectively.
NOTE 8—BANK LINE OF CREDIT AND DEBT
     On September 28, 2006, we entered into a Loan and Security Agreement, or Loan Agreement with Comerica Bank or the Lender which replaced the loan agreement previously held with Bank of the West. Under the Loan Agreement, the Lender agreed to extend a revolving loan, or the Revolving Line, to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extends the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009, or the Maturity Date, but can be extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bear interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property).
     The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the collateral. We have obtained the Lender’s consent for the termination of our former CEO in November 2007, the resignation of our former CFO in January 2008, the appointment of our successor CEO in January 2008 and the appointment of our CFO in April 2008 and were in compliance with all other covenants as of March 31, 2008.
     As of March 31, 2008 and December 31, 2007, $2.0 and $3.6 million, respectively, was outstanding under the Loan Agreement at interest rates of 5.5% and 7.5%, respectively (the Lender’s announced prime rate as of such dates plus 0.25%).
          Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.
          In December 2007, we financed approximately $1.1 million of insurance premiums payable in eleven equal monthly installments of approximately $107,000 each, including a finance charge of 5.39%. As of March 31, 2008, we had approximately $733,000 outstanding.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Litigation
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before

July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S. District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint assets two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, Biolase and BL Acquisition II, Inc. filed demurrers and a motion to strike that, in essence, request the court to dismiss Diodem’s complaint. We intend to vigorously defend Diodem’s claims.
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
NOTE 10— SEGMENT INFORMATION
     We currently operate in a single business segment. For the quarter ended March 31, 2008, sales in Europe, Middle East and Africa, or EMEA accounted for approximately 7% of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 19% of net revenue. For the quarter ended March 31, 2007, sales in EMEA accounted for approximately 8% of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 34% of net revenue.
     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$14,016	$8,697
Europe, Middle East, Africa	1,342	1,237
Canada, Asia, Latin America and Pacific Rim	3,683	5,126

	$19,041	$15,060

     Long-lived assets located outside of the United States at our foreign subsidiaries were $1.3 million and $1.3 million as of March 31, 2008 and December 31, 2007, respectively.

NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 61% and 74% of total net revenues for the three months ended March 31, 2008 and 2007, respectively. Revenue from our Diolase systems comprised 19% and 6% of total revenue for the same periods.
     Approximately 63% and 64% of our revenue in the quarters ended March 31, 2008 and 2007, respectively, was generated through sales to HSIC. One international distributor accounted for approximately 10% of our revenues in the quarter ended March 31, 2008 and 17% of our revenues for the quarter ended March 31, 2007.
     We maintain our cash and cash equivalents accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.
     Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $5.3 million and $1.9 million or 52% and 18%, respectively, at March 31, 2008. Accounts receivable concentrations from sales to HSIC and one international distributor totaled $6.0 million and $1.6 million or 53.0% and 14.4%, respectively, at December 31, 2007.
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
NOTE 12—COMPREHENSIVE LOSS
     Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$26	$(1,723)
Other comprehensive (loss) income items:
Foreign currency translation adjustments	57	(230)

Comprehensive income (loss)	$83	$(1,953)

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended March 31, 2008, we recorded an increase of $15,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations for a number of reasons including those set forth under “Risk Factors” in Item 1A of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2007. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2007. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.
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
     We offer two categories of laser system products: (i) Waterlase family of products and (ii) Diolase family of products. Our flagship product category, the Waterlase family of products, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue including bone. We also offer our Diolase family of diode laser system products to perform soft tissue and cosmetic procedures, including tooth whitening.
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
     On March 3, 2008, we entered into a second addendum to the HSIC agreement that modifies certain terms of the initial agreement as amended. Pursuant to Addendum 2 to the agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements, we will have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC has not met the minimum purchase requirements, we have the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
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
     We apply Emerging Issues Task Force, or EITF, 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diode systems include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Revenue attributable to the undelivered elements, primarily training and installation, are included in deferred revenue when the product is shipped and are recognized when the related service is performed or upon expiration of time offered under the agreement.
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
     Under the modified prospective transition method, the provisions of FAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
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
     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2007 and 2006, and concluded there had been no impairment in trade names and no impairment in goodwill. During the period June 30, 2007 through March 31, 2008, we reviewed critical indicators and determined that no triggering events occurred that would have a material effect on the value of these assets.
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
     Income Taxes. Based upon our operating losses during 2007 and 2006 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of March 31, 2008 will not be realized, excluding the foreign deferred assets. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended March 31,
	2008	2007
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	49.7	46.0

Gross profit	50.3	54.0

Operating expenses:
Sales and marketing	29.4	42.4
General and administrative	16.2	15.8
Engineering and development	7.7	8.0

Total operating expenses	53.3	66.2

Loss from operations	(3.0)	(12.2)
Non-operating income, net	3.4	1.2

Income (loss) before income taxes	0.4	(11.0)
Income tax provision	0.3	0.4

Net income (loss)	0.1%	(11.4)%

     The following table summarizes our net revenues by category for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Waterlase systems	$11,595	61%	$11,093	74%
Diolase systems	3,649	19%	855	6%
Non-laser systems	2,793	15%	2,152	14%

Products and services	18,037	95%	14,100	94%
License fees and royalty	1,004	5%	960	6%

Net revenue	$19,041	100%	$15,060	100%

Three months ended March 31, 2008 and 2007
     Net Revenue. Net revenue for the three months ended March 31, 2008 was $19.0 million, an increase of $4.0 million or 26% as compared with net revenue of $15.1 million for the three months ended March 31, 2007.
     Laser system net revenue increased by approximately 28% in the first quarter ended March 31, 2008 compared to the same quarter of 2007. Sales of our Waterlase systems increased $502,000 or 4.5% in the first quarter of 2008 compared to the same period in 2007. Our Diolase family of products increased $2.8 million or 327% in the first quarter of 2008 compared to the first quarter of 2007. Our ezlase diode system, which was released in limited quantities in the first quarter of 2007, accounted for the increase.
     Non-laser system net revenue, which includes consumable products, as well as services revenues including advanced training programs, installation charges and extended service contracts, increased by approximately $641,000 or 30% for the three months ended March 31, 2008 as compared to the same period of 2007. Consumable products revenue increased $205,000 or 24% and services revenues increased $436,000 or 33%.
     License fees and royalty revenue remained relatively level at approximately $1.0 million in both periods ended March 31, 2008 and 2007.

     Domestic revenues were $14.0 million, or 74% of net revenue, for the three months ended March 31, 2008 versus $8.7 million, or 58% of net revenue, for the three months ended March 31, 2007. Approximately half of this increase related to demonstration units sold Henry Schein to be used for sales and marketing purposes. International revenues for the quarter ended March 31, 2008 were $5.0 million, or 26% of net revenue, as compared with $6.4 million, or 42% of net revenue, for the quarter ended March 31, 2007. The majority of this decrease was in Canada as sales into this country were particularly strong in the first quarter of 2007.
     Gross Profit. Gross profit for the three months ended March 31, 2008 increased by $1.4 million to $9.6 million, or 50% of net revenue, as compared with gross profit of $8.1 million, or 54% of net revenue, for the three months ended March 31, 2007. The improvement in gross profit dollars of $1.4 million was primarily driven by a $2.1 million volume increase partially offset by $360,000 discounts on demonstration unit sales and increase in symposium costs of $295,000.
     Operating Expenses. Operating expenses for the three months ended March 31, 2008 increased by $163,000, or 2%, to $10.1 million as compared to $10.0 million for the three months ended March 31, 2007, but decreased as a percentage of net revenue to 53% from 66% on higher net revenue from period to period. While operating expenses in total showed minimal change, we are in the process of redeploying expense priorities to spend more effectively and to spend in areas that build our foundation for the future.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2008 decreased by $788,000, or approximately 12%, to $5.6 million, or 29% of net revenue, as compared with $6.4 million, or 42% of net revenue, for the three months ended March 31, 2007. Convention and seminars expenses decreased by $524,000, travel and entertainment expenses decreased by $197,000 and advertising expenses decreased by $281,000 in the quarter ended March 31, 2008 compared with the same quarter of 2007. Partially offsetting the decreases was an increase in regional meetings expense of $116,000. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in future 2008 periods compared to the respective periods in 2007.
     General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2008 increased by $700,000, or 29%, to $3.1 million, or 16% of net revenue, as compared with $2.4 million, or 16% of net revenue, for the three months ended March 31, 2007. The increase in general and administrative expenses resulted primarily from increased legal and consulting fees of $704,000, increased accounts receivable bad debt expense of $103,000 due to a recovery in the 2007 period and increased payroll related expenses of $165,000. These increases were partially offset by a decrease in audit fees of $381,000. We believe that our general and administrative expenses may increase in 2008 in comparison to comparable periods in 2007.
     Engineering and Development Expense. Engineering and development expenses for the three months ended March 31, 2008 increased by $251,000, or 21%, to $1.5 million, or 8% of net revenue, as compared with $1.2 million, or 8% of net revenue, for the three months ended March 31, 2007. The increase is primarily related to increased payroll related expenses of $158,000, increased regulatory expenses of $225,000 partially offset by decreased prototyping expenses of $246,000. We expect to continue to invest in additional development projects in 2008 and accordingly it is probable that our engineering and development expenses will increase in 2008 in comparison to comparable periods in 2007.
      Non-Operating Income (Loss)
     Gain (Loss) on Foreign Currency Transactions. We realized a $616,000 gain on foreign currency transactions for the three months ended March 31, 2008, compared to a $53,000 gain on foreign currency transactions for the three months ended March 31, 2007 due to the treatment of intercompany balances as short term. The increase is due to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar and an increase in foreign currency denominated transactions and balances. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended March 31, 2008 was $58,000 as compared with $152,000 for the three months ended March 31, 2007. The decrease is the result of lower average cash balances during the 2008 period compared to the same period in 2007.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the quarter ended March 31, 2008 was $24,000 as compared to $16,000 for the quarter ended March 31, 2007.

     Income Taxes. An income tax provision of $63,000 was recognized for the three months ended March 31, 2008 as compared with $69,000 for the three months ended March 31, 2007. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended March 31, 2008 and 2007, we recorded an increase of $15,000 and $17,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of March 31, 2008, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $26.0 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     At March 31, 2008, we had approximately $11.9 million in net working capital, an increase of $900,000 from $11.0 million at December 31, 2007. Our principal sources of liquidity at March 31, 2008 consisted of our cash and cash equivalents balance of $13.9 million and a $10.0 million revolving bank line of credit with Comerica Bank, or the Lender. Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009, but can be extended by us for an additional year upon Lender approval. Our obligations under the line of credit bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.
     The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. We had outstanding balances on our line of credit of $2.0 million at March 31, 2008 and $3.6 million at December 31, 2007.
     For the three months ended March 31, 2008, our operating activities provided cash of approximately $799,000, compared to cash usage of $1.9 million for the three months ended March 31, 2007. The most significant change in operating assets and liabilities for the three months ended March 31, 2008 as reported in our consolidated statements of cash flows was an accounts receivable decrease of $1.1 million (before the change in allowance for doubtful accounts), primarily the result of lower net revenue in the first quarter of 2008 versus the fourth quarter of 2007. Other significant changes in operating assets and liabilities were a decrease of $541,000 in prepaid expenses and other assets; and a decrease of $1.0 million in deferred revenue.
     On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of March 31, 2008 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2008 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$545	$1,131	$55	$—	$1,731
SurgiLight agreement	25	25	—	—	50
Insurance premium financing	840	—	—	—	840

Total	$1,410	$1,156	$55	$—	$2,621

     In addition to the amounts shown in the table above, $209,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109, or FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $19,000 and $16,000, respectively, at March 31, 2008.
     Effective November 5, 2007, we terminated the employment of Jeffrey W. Jones, our President and Chief Executive Officer. On January 30, 2008, we entered into a Separation and General Release Agreement with Mr. Jones relating to the termination of his employment. The agreement superseded the Employment Agreement we had with Mr. Jones dated December 29, 2005. Pursuant to the terms of the agreement, we agreed to pay Mr. Jones a severance amount of $374,822 and pay COBRA premiums on his behalf of $1,712 per month for the period from December 2007 through February 2008. The severance amount was paid on February 2, 2008.
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
     Effective November 5, 2007, we terminated the employment of Keith G. Bateman, our Executive Vice President, Global Sales and Marketing. On January 22, 2008, we entered into a Separation and General Release Agreement with Mr. Bateman relating to the termination of his employment. Pursuant to the terms of the agreement, we agreed to pay Mr. Bateman a severance amount of $187,263 and pay COBRA premiums on his behalf of $1,311 per month for the period from December 2007 through May 2008. The severance amount was paid on January 31, 2008.
     On January 2, 2008, Richard L. Harrison resigned as our Chief Financial Officer. On January 30, 2008, Frederick M. Capallo, our Corporate Controller, was appointed Interim Chief Financial Officer. On April 30, 2008, we appointed David M. Mulder as Chief Financial Officer.
     Messrs. St. Philip and Mulder have employment agreements that obligate us to pay them severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. St. Philip is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $600,000 based on compensation in effect as of January 2, 2008, the date Mr. St. Philip was appointed as our current Chief Executive Officer. In the event Mr. Mulder is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $255,000 based on compensation in effect as of April 30, 2008, the date Mr. Mulder was appointed as our current Chief Financial Officer.
     In addition, Messrs. St. Philip and Mulder along with certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would total approximately $3.1 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.
     We believe we currently possess sufficient resources, including amounts available under our revolving bank line of credit, to meet the cash requirements of our operations for at least the next year. Our capital requirements will depend on many factors, including, among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, the extended credit facility, or additional funds raised through public or private equity or other debt financing, may not be available on terms acceptable to us or at all.
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
     We currently have a line of credit which bears interest at rates based on the prime rate or LIBOR. At March 31, 2008, $2.0 million was outstanding under the line of credit at a rate of 5.5%, which was subsequently repaid in full on April 1, 2008. A change in the prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.
     Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in money market account auction rate securities in which there is minimal interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
      Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
      Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclosed management’s assessment that our internal control over financial reporting contained a material weakness with respect to the controls over the recording of realized and unrealized foreign currency transaction gains or losses resulting from the fluctuation in exchange rates on transactions between BIOLASE and its subsidiaries. The assessment by our management as of March 31, 2008 is that our remedial efforts have been completed relating to the material weakness reported in our December 31, 2007 Annual Report included, but was not limited to, the quarterly settlement of our intercompany balances and recognition of realized transaction gains or losses to the consolidated statement of operations. Except for the implementation of these remedial measures, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay and have no obligation to pay any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, Biolase and BL Acquisition II, Inc. filed demurrers and a motion to strike that, in essence, request the court to dismiss Diodem’s complaint. We intend to vigorously defend Diodem’s claims.
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
ITEM 1A. RISK FACTORS.
Risk Factors
     The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which was filed with the Securities and Exchange Commission, or SEC, and describes the various risks and uncertainties to which we are or may be subject. At March 31, 2008, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully review these risks, together with those described in our Annual Report on Form 10-K and in other reports we file with the SEC in evaluating our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement dated January 2, 2008 between the Registrant and Jake P. St. Philip.

10.2	Stock Option Agreement dated March 7, 2008 between the Registrant and Jake P. St. Philip. (Filed with Registrant’s Form S-8 filed April 4, 2008 and incorporated herein by reference)

10.3	Separation and General Release Agreement dated January 22, 2008 between the Registrant and Keith G. Bateman.

10.4	Separation and General Release Agreement dated January 31, 2008 between the Registrant and Jeffrey W. Jones.

10.5†	Amendment to the License and Distribution Agreement dated February 29, 2008, by and between Biolase Technology, Inc. and Henry Schein, Inc.

31.1	Certification of Jake St. Philip pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jake St. Philip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2008

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ JAKE ST. PHILIP
Jake St. Philip
Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID M. MULDER
David M. Mulder
Excutive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

10.1	Employment Agreement dated January 2, 2008 between the Registrant and Jake P. St. Philip.

10.2	Stock Option Agreement dated March 7, 2008 between the Registrant and Jake P. St. Philip. (Filed with Registrant’s Form S-8 filed April 4, 2008 and incorporated herein by reference)

10.3	Separation and General Release Agreement dated January 22, 2008 between the Registrant and Keith G. Bateman.

10.4	Separation and General Release Agreement dated January 31, 2008 between the Registrant and Jeffrey W. Jones.

10.5†	Amendment to the License and Distribution Agreement dated February 29, 2008, by and between Biolase Technology, Inc. and Henry Schein, Inc.

31.1	Certification of Jake St. Philip pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jake St. Philip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.