Form 10-Q
period 2008-06-30
BIOLASE TECHNOLOGY INC
filed 2008-08-08
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 6, 2008: 24,244,201

BIOLASE TECHNOLOGY, INC.

BIOLASE®, Millennium®, Pulsemaster® and Waterlase® are registered trademarks of Biolase Technology, Inc., and LaserSmile™, Diolase™ ,Diolase Plus™, Comfort Jet™, ezlase™, HydroPhotonics™, LaserPal™, MD Flow™, YSGG™, Soft Touch™, Waterlase MD™, HydroBeam™, SensaTouch™ and Oculase™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,507	$14,566
Accounts receivable, less allowance of $1,018 and $1,033 in 2008 and 2007, respectively	5,354	11,266
Inventory, net	9,340	7,627
Prepaid expenses and other current assets	1,288	2,317

Total current assets	30,489	35,776
Property, plant and equipment, net	3,805	4,040
Intangible assets, net	1,023	1,208
Goodwill	2,926	2,926
Deferred tax asset	65	50
Other assets	307	308

Total assets	$38,615	$44,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$3,552
Accounts payable	7,208	6,151
Accrued liabilities	6,209	9,431
Deferred revenue, current portion	4,068	5,649

Total current liabilities	17,485	24,783
Deferred tax liabilities	379	342
Deferred revenue, long-term	1,778	2,236
Other liabilities, long-term	354	456

Total liabilities	19,996	27,817

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,204 and 25,967 shares issued and 24,240 and 24,003 shares outstanding in 2008 and 2007, respectively	27	26
Additional paid-in capital	114,849	113,430
Accumulated other comprehensive gain	114	54
Accumulated deficit	(79,972)	(80,620)

	35,018	32,890

Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	18,619	16,491

Total liabilities and stockholders’ equity	$38,615	$44,308

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Products and services revenue	$17,795	$17,148	$35,832	$31,248
License fees and royalty revenue	868	1,029	1,872	1,989

Net revenue	18,663	18,177	37,704	33,237
Cost of revenue	8,556	8,167	18,015	15,090

Gross profit	10,107	10,010	19,689	18,147

Operating expenses:
Sales and marketing	5,052	6,934	10,657	13,327
General and administrative	3,398	2,802	6,475	5,179
Engineering and development	1,271	1,197	2,732	2,407

Total operating expenses	9,721	10,933	19,864	20,913

Profit (loss) from operations	386	(923)	(175)	(2,766)

Gain on foreign currency transactions	225	15	841	68
Interest income	26	126	84	278
Interest expense	(36)	(7)	(60)	(23)

Non-operating income, net	215	134	865	323

Income (loss) before income tax provision	601	(789)	690	(2,443)
Income tax (benefit) provision	(21)	112	42	181

Net income (loss)	$622	$(901)	$648	$(2,624)

Net income (loss) per share:
Basic	$0.03	$(0.04)	$0.03	$(0.11)

Diluted	$0.03	$(0.04)	$0.03	$(0.11)

Shares used in the calculation of net income (loss) per share:
Basic	24,164	23,841	24,110	23,816

Diluted	24,358	23,841	24,326	23,816

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$648	$(2,624)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	960	932
Residual cost of demo equipment sold	—	76
(Recovery) provision for bad debts	15	(196)
Stock-based compensation	893	690
CEO compensation	2	—
Deferred income taxes	9	37
Changes in operating assets and liabilities:
Accounts receivable	5,997	3,790
Inventory	(1,714)	(1,038)
Prepaid expenses and other assets	21	9
Accounts payable and accrued liabilities	(1,291)	(4,229)
Deferred revenue	(2,046)	(657)

Net cash and cash equivalents provided by (used in) operating activities	3,494	(3,210)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(451)	(407)

Net cash and cash equivalents used in investing activities	(451)	(407)

Cash Flows From Financing Activities:
Borrowings under line of credit	8,683	—
Payments under line of credit	(12,235)	—
Proceeds from exercise of stock options and warrants	523	458

Net cash and cash equivalents (used in) provided by financing activities	(3,029)	458

Effect of exchange rate changes	(73)	455

Decrease in cash and cash equivalents	(59)	(2,704)
Cash and cash equivalents, beginning of year	14,566	14,676

Cash and cash equivalents, end of period	$14,507	$11,972

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$60	$23

Income taxes	$94	$156

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
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2007 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation.
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
     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended June 30, 2008 and 2007 was $440,000 and $329,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results under FAS 123R during the six months ended June 30, 2008 and 2007, was $893,000 and $690,000, respectively. The net impact to earnings for those periods was $(0.03) and $(0.03) per basic and diluted share, respectively. At June 30, 2008, we had $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.2 years.

     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$42	$38	$85	$82
Sales and marketing	117	95	237	187
General and administrative	240	173	489	374
Engineering and development	41	23	82	47

	$440	$329	$893	$690

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
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (years)	5.10	4.67	5.02	4.56
Volatility	66%	59%	66%	59%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	3.10%	4.86%	3.12%	4.82%

     A summary of option activity under our stock option plans for the six months ended June 30, 2008 is as follows:

			Weighted average
			remaining
		Weighted average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value
Options outstanding at December 31, 2007	4,411,000	$6.30
Plus: Options granted	1,022,000	$2.94
Less:
Options exercised	(236,000)	$2.21
Options canceled or expired	(802,000)	$8.22

Options outstanding at June 30, 2008	4,395,000	$5.39	6.70	$1,223,000

Options exercisable at June 30, 2008	2,466,000	$6.51	4.58	$739,000
Options expired during the six months ended June 30, 2008	614,000	$7.55
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Proceeds from stock options exercised	$209	$261	$524	$458
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$149	$244	$346	$310
Weighted-average fair value of options granted during period	$1.61	$3.23	$1.68	$3.42
Total fair value of shares vested during the period	$357	$358	$693	$782

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
     A summary of the status of our unvested options as of December 31, 2007, and changes during the six months ended June 30, 2008, is presented below:

		Weighted-Average
		Grant-Date
Unvested Options	Options	Fair Value
Unvested options at December 31, 2007	1,238,000	$2.59
Granted	1,022,000	$1.68
Vested	(243,000)	$2.85
Forfeited	(88,000)	$3.36

Unvested options at June 30, 2008	1,929,000	$2.04

Net Income (Loss) Per Share — Basic and Diluted
     Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options to purchase 194,000 shares were included in the computation of diluted earnings per share for the three months ended June 30, 2008. For the same period, antidilutive outstanding stock options and warrants to purchase 3,000,000 shares were not included in the computation of diluted EPS. Outstanding stock options and warrants to purchase warrants to purchase 4,014,000 shares were not considered in the calculation of diluted loss per share amounts for the three months ended June 30, 2007, as their effect would have been anti-dilutive.
     Outstanding stock options to purchase 216,000 shares were included in the computation of diluted earnings per share for the six months ended June 30, 2008. For the same period, antidilutive outstanding stock options and warrants to purchase 3,000,000 shares were not included in the computation of diluted EPS. Outstanding stock options and warrants to purchase 4,014,000 shares were not considered in the calculation of diluted loss per share amounts for the six months ended June 30, 2007, as their effect would have been anti-dilutive.
NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$3,176	$3,194
Work-in-process	1,545	784
Finished goods	4,619	3,649

Inventory, net	$9,340	$7,627

     Inventory is net of the provision for excess and obsolete inventory of $724,000 at June 30, 2008 and December 31, 2007, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Land	$378	$352
Building	1,037	967
Leasehold improvements	921	921
Equipment and computers	5,213	4,790
Furniture and fixtures	1,029	1,015
Construction in progress	81	44

	8,659	8,089
Accumulated depreciation and amortization	(4,854)	(4,049)

Property, plant and equipment, net	$3,805	4,040

     Depreciation and amortization of property, plant and equipment was $384,000 and $775,000 for the three and six months ended June 30, 2008, respectively, and $387,000 and $753,000 for the three and six months ended June 30, 2007, respectively.
     Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with our primary facility lease during 2006.

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of goodwill and trade names as of June 30, 2008 and concluded there had not been any impairment of goodwill and no further impairment of tradenames.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense of $93,000 and $186,000 for the three and six months ended June 30, 2008, respectively, and $89,000 and $179,000, respectively, for the same periods in 2007. Other intangible assets consist of an acquired customer list and a non-compete agreement.
     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2008				As of December 31, 2007
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,170)	$—	$744	$1,914	$(1,038)	$—	$876
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(546)	—	47	593	(493)	—	100

Total	$3,555	$(1,785)	$(747)	$1,023	$3,555	$(1,600)	$(747)	$1,208

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 —ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Payroll and benefits	$2,100	$3,297
Warranty	2,279	1,987
Sales tax	29	171
Deferred rent credit	112	112
Accrued professional services	682	1,410
Accrued insurance premium	422	1,045
Other	585	1,409

Accrued liabilities	$6,209	$9,431

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Initial warranty accrual, beginning balance	$2,242	$2,371	$1,987	$2,398
Provision for estimated warranty cost	1,093	1,023	2,453	1,814
Warranty expenditures	(1,056)	(1,024)	(2,161)	(1,842)

Initial warranty accrual, ending balance	$2,279	$2,370	$2,279	$2,370

     Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
License fee from Henry Schein, Inc. — unamortized portion	$1,944	$2,778
License fee from Procter & Gamble — unamortized portion	750	1,500
Royalty advances from Procter & Gamble	1,500	1,125
Undelivered elements (training, installation and product) and other	727	1,329
Extended warranty contracts	925	1,153

Total deferred revenue	5,846	7,885

Less long-term amounts:
License fee from Henry Schein, Inc.	(278)	(1,111)
Royalty advances from Proctor & Gamble	(1,500)	(1,125)

Total deferred revenue, long-term	(1,778)	(2,236)

Total deferred revenue, current portion	$4,068	$5,649

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenue on a straight-line basis over the three-year term of the Agreement. For the three and six months ended June 30, 2008 and 2007, we recognized $417,000 and $833,000, respectively, of the license fees.
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
     Our recently announced addition to the Waterlase family of lasers, the C-100, will be distributed in North America by HSIC. C-100 purchases by HSIC will count in the satisfaction of the aforementioned minimum purchase requirements.

     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period commencing January 25, 2007. During the three and six months ended June 30, 2008, $375,000 and $750,000, respectively, of the license fee was recognized in license fees and royalty revenue. During the three and six months ended June 30, 2007, $375,000 and $750,000, respectively, of the license fee was recognized. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is being treated as prepaid royalties and is being credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G. During the three and six months ended June 30, 2008, $63,000 and $125,000, respectively, of the payments received was recognized in license fees and royalty revenue. During the three and six months ended June 30, 2007, $125,000 and $250,000, respectively, of the payments received was recognized.
NOTE 8—BANK LINE OF CREDIT AND DEBT
     On September 28, 2006, we entered into a Loan and Security Agreement or Loan Agreement with Comerica Bank, or the Lender which replaced the loan agreement previously held with Bank of the West. Under the Loan Agreement, the Lender agreed to extend a revolving loan or the Revolving Line to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extends the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009 or the Maturity Date, but can be extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bear interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property).
     The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the collateral. We have obtained the Lender’s consent for the termination of our former CEO in November 2007, the resignation of our former CFO in January 2008, the appointment of our successor CEO in January 2008 and the appointment of our successor CFO in April 2008 and were in compliance with all other covenants as of June 30, 2008.
     As of June 30, 2008, no amounts were outstanding under the Loan Agreement. As of December 31, 2007, $3.6 million was outstanding under the Loan Agreement at an interest rate of 7.5% (the Lender’s announced prime rate as of such date plus 0.25%).
     Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.
     In December 2007, we financed approximately $1.1 million of insurance premiums payable in eleven equal monthly installments of approximately $107,000 each, including a finance charge of 5.39%. As of June 30, 2008, we had approximately $422,000 remaining as outstanding.

NOTE 9—COMMITMENTS AND CONTINGENCIES
Litigation
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, Biolase and BL Acquisition II, Inc. filed demurrers and a motion to strike that, in essence, request the court to dismiss Diodem’s complaint. On June 20, 2008 the Court denied the demurrers and the motion and on July 21, 2008 we filed an answer to the complaint denying the allegations. We intend to vigorously defend Diodem’s claims.
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
NOTE 10— SEGMENT INFORMATION
     We currently operate in a single business segment. For the three and six months ended June 30, 2008, sales in Europe, Middle East and Africa, or EMEA, accounted for approximately 8% and 7% respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 15% and 17%, respectively, of net revenue. For the three and six months ended June 30, 2007, sales in EMEA accounted for approximately 8% and 8%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 33% and 33%, respectively, of net revenue.

     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$14,451	$10,784	$28,467	$19,481
Europe, Middle East, Africa	1,443	1,433	2,785	2,670
Canada, Asia, Latin America, Pacific Rim	2,769	5,960	6,452	11,086

	$18,663	$18,177	$37,704	$33,237

     Long-lived assets located outside of the United States at our foreign subsidiaries were $1.3 million as of June 30, 2008 and December 31, 2007.
NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 61% and 61% of total net revenues for the three and six months ended June 30, 2008, respectively, and 67% and 70% of total net revenues, respectively, for the same periods in 2007. Revenue from our Diolase systems comprised 23% and 21% of total revenue for the three and six months ended June 30, 2008, respectively, and 16% and 12%, for the same periods of 2007.
     Approximately 72% and 68% of our revenue in the three and six months ended June 30, 2008 was generated through sales to HSIC. Approximately 60% and 57% of our revenue in the three and six months ended June 30, 2007 was generated through sales to HSIC. One international distributor accounted for approximately 4% and 7% of our revenue for the three and six months ended June 30, 2008, respectively, and approximately 17% and 16% in each of the same periods of 2007.
     We maintain our cash and cash equivalents accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each depository.
     Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $1.2 million and $1.2 million or 23% and 23%, respectively, at June 30, 2008. Accounts receivable concentrations from sales to HSIC and one international distributor totaled $6.0 million and $1.6 million, or 53% and 14%, respectively, at December 31, 2007.
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
NOTE 12—COMPREHENSIVE INCOME (LOSS)
     Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$622	$(901)	$648	$(2,624)
Other comprehensive (loss) income items:
Foreign currency translation adjustments	4	359	61	481

Comprehensive income (loss)	$626	$(542)	$709	$(2,143)

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the six months ended June 30, 2008, we recorded a decrease of $46,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest as well as the lapse of a statute of limitations.

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
     Our recently announced addition to the Waterlase family of lasers, the C-100, will be distributed in North America by HSIC. C-100 purchases by HSIC will count in the satisfaction of the aforementioned minimum purchase requirements.
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
     We apply Emerging Issues Task Force, or EITF, 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diolase systems include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Revenue attributable to the undelivered elements, primarily training and installation, are included in deferred revenue when the product is shipped and are recognized when the related service is performed or upon expiration of time offered under the agreement.
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
     Commissions. Commission expense is recorded in the sales and marketing category and is recorded when the liability is incurred.
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
     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2008 and 2007, and concluded there had been no impairment in trade names and no impairment in goodwill.

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
     Income Taxes. Based upon our operating losses during 2007 and 2006 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of June 30, 2008 will not be realized, excluding the foreign deferred assets. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:
Consolidated Statements of Operations Data:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.8	44.9	47.8	45.4

Gross profit	54.2	55.1	52.2	54.6

Operating expenses:
Sales and marketing	27.1	38.2	28.3	40.1
General and administrative	18.2	15.4	17.2	15.6
Engineering and development	6.8	6.6	7.2	7.2

Total operating expenses	52.1	60.2	52.7	62.9

Income (loss) from operations	2.1	(5.1)	(0.5)	(8.3)
Non-operating income, net	1.1	0.7	2.3	1.0

Loss before income tax provision	3.2	(4.4)	1.8	(7.3)
Income tax (benefit) provision	(0.1)	0.6	0.1	0.6

Net loss	3.3%	(5.0)%	1.7%	(7.9)%

     The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Waterlase systems	$11,382	61%	$12,187	67%	$22,977	61%	$23,280	70%
Diolase systems	4,238	22%	2,990	16%	7,887	21%	3,845	12%
Non-laser systems	2,175	12%	1,971	11%	4,968	13%	4,123	12%

Products and services	17,795	95%	17,148	94%	35,832	95%	31,248	94%
License fee and royalty	868	5%	1,029	6%	1,872	5%	1,989	6%

Net revenue	$18,663	100%	$18,177	100%	$37,704	100%	$33,237	100%

Three months ended June 30, 2008 and 2007
     Net Revenue. Net revenue for the three months ended June 30, 2008 was $18.7 million, an increase of $486,000 or 3% as compared with net revenue of $18.2 million for the three months ended June 30, 2007.
     Laser system net revenue increased by approximately 3% in the quarter ended June 30, 2008 compared to the same quarter of 2007. Our Diolase family of products increased $1.2 million or 42% in the second quarter of 2008 compared to the second quarter of 2007. Our ezlase diode system, which was released in limited quantities in the first quarter of 2007, accounted for the increase. Sales of our Waterlase systems decreased $0.8 million or 7% in the quarter ended June 30, 2008 compared to the same period in 2007 due largely to weaker international performance.
     Non-laser system net revenue, which includes consumable products, as well as services revenues including advanced training programs, installation charges and extended service contracts, increased by approximately $204,000 or 10% for the three months ended June 30, 2008 as compared to the same period of 2007. Consumable products revenue increased $136,000 or 14% and services revenues increased $68,000 or 7%.
     License fees and royalty revenue decreased $161,000 or 16% in the quarter ended June 30, 2008 compared to the same quarter of 2007 resulting from lower estimated royalty revenue in the 2008 quarter as well as additional license fees recorded in the 2007 period related to the P&G agreement.

     Domestic revenues were $14.5 million, or 77% of net revenue, for the three months ended June 30, 2008 versus $10.8 million, or 59% of net revenue, for the three months ended June 30, 2007. The strengthened relationship and agreement with Henry Schein was a key component of the growth. International revenues for the quarter ended June 30, 2008 were $4.2 million, or 23% of net revenue, as compared with $7.4 million, or 41% of net revenue, for the quarter ended June 30, 2007. The lower international sales were largely attributed to economic uncertainties and personnel turnover.
     Gross Profit. Gross profit for the three months ended June 30, 2008 increased by $97,000 to $10.1 million, or 54% of net revenue, as compared with gross profit of $10.0 million, or 55% of net revenue, for the three months ended June 30, 2007.
     Operating Expenses. Operating expenses for the three months ended June 30, 2008 decreased by $1.2 million, or 11%, to $9.7 million as compared to $10.9 million for the three months ended June 30, 2007, and decreased as a percentage of net revenue to 52% from 60%. The decrease is primarily due to our corrective actions in reducing sales and marketing expenses, partially offset by increases in general and administative expenses and engineering and development expenses related to improving our infrastructure and improving our intellectual property portfolio.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2008 decreased by $1.9 million, or approximately 27%, to $5.1 million, or 27% of net revenue, as compared with $6.9 million, or 38% of net revenue, for the three months ended June 30, 2007. The largest decreases were in convention and seminars expenses which decreased by $0.7 million and in travel and entertainment expenses which decreased by $0.5 million. Advertising, commissions and a broad variety of other expenses also showed a net decrease for the quarter.
     General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2008 increased by $596,000, or 21%, to $3.4 million, or 18% of net revenue, as compared with $2.8 million, or 15% of net revenue, for the three months ended June 30, 2007. The increase in general and administrative expenses resulted primarily from higher legal, consulting and payroll expenses driven by efforts to reorganize and improve the business and higher patent expenses.
     Engineering and Development Expense. Engineering and development expenses for the three months ended June 30, 2008 increased by $74,000, or 6%, to $1.3 million, or 7% of net revenue, as compared with $1.2 million, or 7% of net revenue, for the three months ended June 30, 2007. The increase is primarily related to building the internal team for new product introductions.
     Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We recognized a $225,000 gain on foreign currency transactions for the three months ended June 30, 2008, compared to a $15,000 gain on foreign currency transactions for the three months ended June 30, 2007 due to the treatment of intercompany balances as short term. The increase is due to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar and an increase in foreign currency denominated transactions and balances. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk of changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended June 30, 2008 was $26,000 as compared with $126,000 for the three months ended June 30, 2007. The decrease is the result of lower average cash balances during the 2008 period compared to the same period in 2007.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the quarter ended June 30, 2008 was $36,000 as compared to $7,000 for the quarter ended June 30, 2007.
     Income Taxes. An income tax benefit of $21,000 was recognized for the three months ended June 30, 2008 as compared with an income tax provision of $112,000 for the three months ended June 30, 2007. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended June 30, 2008 and 2007, we recorded a decrease of $60,000 and an increase of $18,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2008, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $26.0 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.

Six months ended June 30, 2008 and 2007
     Net Revenue. Net revenue for the six months ended June 30, 2008 was $37.7 million, an increase of $4.5 million or 13% as compared with net revenue of $33.2 million for the six months ended June 30, 2007.
     Laser system net revenue increased by approximately 14% in the six months ended June 30, 2008 compared to the same period of 2007. Sales of our Waterlase systems decreased $0.3 million or 1% in the six months ended June 30, 2008 compared to the same period in 2007. Our Diolase family of products increased $4.0 million or 105% in the six months ended June 30, 2008 compared to the same period of 2007. Our ezlase diode system, which was released in limited quantities in the first quarter of 2007, accounted for the increase.
     Non-laser system net revenue increased by approximately $845,000 or 20% for the six months ended June 30, 2008 as compared to the same period of 2007. Consumable products revenue increased $341,000 or 19% and services revenues increased $504,000 or 22%.
     License fees and royalty revenue decreased approximately $117,000 to $1.9 million in the six months ended June 30, 2008 compared to $2.0 million in the same period of 2007 resulting from additional license fees recorded in the 2007 period related to the P&G agreement.
     Domestic revenues were $28.5 million, or 76% of net revenue, for the six months ended June 30, 2008 versus $19.5 million, or 59% of net revenue, for the six months ended June 30, 2007. The strengthened relationship and agreement with Henry Schein was a key component of the growth. International revenues for the six months ended June 30, 2008 were $9.2 million, or 24% of net revenue, as compared with $13.8 million, or 41% of net revenue, for the six months ended June 30, 2007. The lower international sales were largely attributed to economic uncertainties and personnel turnover.
     Gross Profit. Gross profit for the six months ended June 30, 2008 increased by $1.5 million to $19.7 million, or 52% of net revenue, as compared with gross profit of $18.1 million, or 55% of net revenue, for the six months ended June 30, 2007. The improvement in gross profit dollars of $1.5 million was primarily driven by a $3.7 million laser revenue volume increase partially offset by discounts on demonstration unit sales and an increase in symposium costs.
     Operating Expenses. Operating expenses for the six months ended June 30, 2008 decreased by $1.0 million or 5%, to $19.9 million, or 53% of net revenue as compared to $20.9 million, or 63% of net revenue for the six months ended June 30, 2007. The decrease is primarily due to our corrective actions in reducing sales and marketing expenses, partially offset by increases in general and administative expenses and engineering and development expenses related to improving our infrastructure and improving our intellectual property portfolio.
     Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2008 decreased by $2.7 million, or approximately 20%, to $10.7 million, or 28% of net revenue, as compared with $13.3 million, or 40% of net revenue, for the six months ended June 30, 2007. Major factors contributing to the change were a reduction of convention and seminars expenses of $1.2 million as well as decreases in travel and entertainment expenses, advertising expenses and commission expenses for the six months ended June 30, 2008 compared with the same period of 2007.
     General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2008 increased by $1.3 million, or 25%, to $6.5 million, or 17% of net revenue, as compared with $5.2 million, or 16% of net revenue, for the six months ended June 30, 2007. The increase in general and administrative expenses resulted primarily from increased legal and consulting fees of $969,000, increased accounts receivable bad debt expense due to a recovery in the 2007 period and increased payroll related expenses partially offset by a decrease in audit fees. The higher legal and consulting expenses were a result of efforts to reorganize and improve the business and higher patent expenses.
     Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2008 increased by $325,000, or 14%, to $2.7 million, or 7% of net revenue, as compared with $2.4 million, or 7% of net revenue, for the six months ended June 30, 2007. The increase is primarily related to building the internal team for new product introductions.

     Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We recognized an $841,000 gain on foreign currency transactions for the six months ended June 30, 2008, compared to a $68,000 gain on foreign currency transactions for the six months ended June 30, 2007 due to the treatment of intercompany balances as short term. The increase is due to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar and an increase in foreign currency denominated transactions and balances. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the six months ended June 30, 2008 was $84,000 as compared with $278,000 for the six months ended June 30, 2007. The decrease is the result of lower average cash balances during the 2008 period compared to the same period in 2007.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the six months ended June 30, 2008 was $60,000 as compared to $23,000 for the six months ended June 30, 2007.
     Income Taxes. An income tax provision of $42,000 was recognized for the six months ended June 30, 2008 as compared with $181,000 for the six months ended June 30, 2007. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the six months ended June 30, 2008 and 2007, we recorded a decrease of $46,000 and an increase of $34,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2008, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $26 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     At June 30, 2008, we had approximately $13.0 million in net working capital, an increase of $2.0 million from $11.0 million at December 31, 2007. Our principal sources of liquidity at June 30, 2008 consisted of our cash and cash equivalents balance of $14.5 million and a $10.0 million revolving bank line of credit with Comerica Bank, or the Lender. Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009, but can be extended by us for an additional year upon Lender approval. Our obligations under the line of credit bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.
     The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. We had no outstanding balances on our line of credit at June 30, 2008 and an outstanding balance of $3.6 million at December 31, 2007.
     For the six months ended June 30, 2008, our operating activities provided cash of approximately $3.5 million, compared to cash usage of $3.2 million for the six months ended June 30, 2007. The most significant change in operating assets and liabilities for the six months ended June 30, 2008 as reported in our consolidated statements of cash flows was an accounts receivable decrease of $6.0 million (before the change in allowance for doubtful accounts), primarily the result of accelerated cash receipts from our North American distribution partner. Other significant changes in operating assets and liabilities were an increase of $1.7 million in inventory and decreases of $1.3 million in accounts payable and accrued liabilities and $2.0 million in deferred revenue.
     On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of June 30, 2008 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2008 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$529	$1,047	$3	$—	$1,579
SurgiLight agreement	25	25	—	—	50
Insurance premium financing	528	—	—	—	528

Total	$1,082	$1,072	$3	$—	$2,157

     In addition to the amounts shown in the table above, $149,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109, or FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $17,000, respectively, at June 30, 2008.
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
     In addition, Messrs. St. Philip and Mulder along with certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would total approximately $3.3 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We generate a portion of our net revenue from the sale of products outside the United States. Our sales from our international subsidiaries are denominated in their local currencies, and our sales in other international markets are denominated in U.S. dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the foreign currency. An increase in the relative value of the dollar would lead to less income from sales denominated in foreign currencies unless we increase prices, which may not be possible due to competitive conditions in the respective foreign territories. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in foreign currencies. Additionally, we are obligated to pay expenses relating to international subsidiaries in their respective local currencies. Thus, we are also at risk for changes in the value of the dollar relative to the foreign currency with respect to our obligation to pay expenses relating to our international subsidiaries’ operations. An increase in the value of the dollar relative to the foreign currencies would reduce the expenses associated with the operations of our international subsidiaries’ facilities, whereas a decrease in the relative value of the dollar to the foreign currency value would increase the cost associated with the operations of our international subsidiaries’ facilities.
     We currently have a line of credit which bears interest at rates based on the Prime rate or LIBOR. At June 30, 2008, there were no balances outstanding on the line of credit. A change in the Prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.
     Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in money market account auction rate securities in which there is minimal interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
     Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclosed management’s assessment that our internal control over financial reporting contained a material weakness with respect to the controls over the recording of realized and unrealized foreign currency transaction gains or losses resulting from the fluctuation in exchange rates on transactions between BIOLASE and its subsidiaries. The assessment by our management during the first quarter of 2008 is that our remedial efforts have been completed relating to the material weakness reported in our December 31, 2007 Annual Report and included, but was not limited to, the quarterly settlement of our intercompany balances and recognition of realized transaction gains or losses to the consolidated statement of operations. Except for the implementation of these remedial measures, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred in 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, Biolase and BL Acquisition II, Inc. filed demurrers and a motion to strike that, in essence, request the court to dismiss Diodem’s complaint. On June 20, 2008 the Court denied the demurrers and the motion and on July 21, 2008 we filed an answer to the complaint denying the allegations. We intend to vigorously defend Diodem’s claims.
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
ITEM 1A. RISK FACTORS.
Risk Factors
     The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which was filed with the Securities and Exchange Commission, or SEC, and describes the various risks and uncertainties to which we are or may be subject. At June 30, 2008, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully those risks described in our Annual Report on Form 10-K and in other reports we file with the SEC in evaluating our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On May 14, 2008, we held our 2008 Annual Meeting of Stockholders to vote on two proposals. The number of shares entitled to vote was 26,101,493. The number of shares represented in person or by proxy was 18,081,263.
The following are the voting results for the proposals:
PROPOSAL 1: Election of seven directors to serve until our next annual meeting of stockholders.

Number of Votes
Robert M. Anderton
For	14,389,775
Against	3,563,068
Abstain	128,420

Total	18,081,263

George V. d’Arbeloff
For	16,698,492
Against	1,031,471
Abstain	351,300

Total	18,081,263

Daniel S. Durrie
For	17,535,668
Against	457,762
Abstain	87,833

Total	18,081,263

Neil J. Laird
For	17,376,271
Against	618,616
Abstain	86,376

Total	18,081,263

James R. Largent
For	17,463,822
Against	528,382
Abstain	89,059

Total	18,081,263

Federico Pignatelli
For	17,348,682
Against	668,193
Abstain	64,388

Total	18,081,263

Jake St. Philip
For	17,457,411
Against	538,341
Abstain	85,511

Total	18,081,263

PROPOSAL 2: To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Number of Votes
For	17,844,412
Against	202,677
Abstain	34,174

Total votes	18,081,263

ITEM 5. OTHER INFORMATION.
     None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated April 29, 2008 between the Registrant and David M. Mulder.

31.1	Certification of Jake St. Philip pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jake St. Philip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2008

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ JAKE ST. PHILIP
Jake St. Philip
Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID M. MULDER
David M. Mulder
Excutive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated April 29, 2008 between the Registrant and David M. Mulder.

31.1	Certification of Jake St. Philip pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jake St. Philip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.