Form 10-Q
period 2008-09-30
BIOLASE TECHNOLOGY INC
filed 2008-11-07
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 5, 2008: 24,244,201

BIOLASE TECHNOLOGY, INC.

BIOLASE®, Millennium®, Pulsemaster®, and Waterlase® are registered trademarks of Biolase Technology, Inc., and LaserSmile™, Diolase™ ,Diolase Plus™, Comfort Jet™, ezlase™ , HydroPhotonics™, LaserPal™, MD Flow™, YSGG™ , Soft Touch™, Waterlase MD™, HydroBeam™, SensaTouch™ , Oculase™, C100™ and waterlase dentistry™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,485	$14,566
Accounts receivable, less allowance of $526 and $1,033 in 2008 and 2007, respectively	4,792	11,266
Inventory, net	11,856	7,627
Prepaid expenses and other current assets	912	2,317

Total current assets	33,045	35,776
Property, plant and equipment, net	3,667	4,040
Intangible assets, net	930	1,208
Goodwill	2,926	2,926
Deferred tax asset	68	50
Other assets	307	308

Total assets	$40,943	$44,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,410	$3,552
Accounts payable	8,302	6,151
Accrued liabilities	7,759	9,431
Deferred revenue, current portion	3,578	5,649

Total current liabilities	24,049	24,783
Deferred tax liabilities	397	342
Deferred revenue, long-term	1,688	2,236
Other liabilities, long-term	329	456

Total liabilities	26,463	27,817

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,208 and 25,967 shares issued and 24,244 and 24,003 shares outstanding in 2008 and 2007, respectively	27	26
Additional paid-in capital	115,281	113,430
Accumulated other comprehensive gain	34	54
Accumulated deficit	(84,463)	(80,620)

	30,879	32,890
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	14,480	16,491

Total liabilities and stockholders’ equity	$40,943	$44,308

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Products and services revenue	$14,418	$11,910	$50,250	$43,158
License fees and royalty revenue	868	902	2,740	2,891

Net revenue	15,286	12,812	52,990	46,049
Cost of revenue	7,755	6,228	25,770	21,318

Gross profit	7,531	6,584	27,220	24,731

Operating expenses:
Sales and marketing	5,615	6,292	16,272	19,619
General and administrative	3,165	2,602	9,640	7,781
Engineering and development	1,313	1,279	4,045	3,686
Legal settlement and fees	1,232	—	1,232	—

Total operating expenses	11,325	10,173	31,189	31,086

Loss from operations	(3,794)	(3,589)	(3,969)	(6,355)

(Loss) gain on foreign currency transactions	(637)	(34)	204	34
Interest income	26	156	110	434
Interest expense	(35)	(3)	(95)	(26)

Non-operating (expense) income, net	(646)	119	219	442

Loss before income tax provision	(4,440)	(3,470)	(3,750)	(5,913)
Income tax provision	50	38	92	219

Net loss	$(4,490)	$(3,508)	$(3,842)	$(6,132)

Net loss per share:
Basic	$(0.19)	$(0.15)	$(0.16)	$(0.26)

Diluted	$(0.19)	$(0.15)	$(0.16)	$(0.26)

Shares used in the calculation of net loss per share:
Basic	24,244	23,887	24,155	23,840

Diluted	24,244	23,887	24,155	23,840

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(3,842)	$(6,132)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,440	1,410
Residual cost of demo equipment sold	22	82
Recovery for bad debts	(71)	(352)
Stock-based compensation	1,317	952
Other non-cash compensation	2	—
Deferred income taxes	33	73
Changes in operating assets and liabilities:
Accounts receivable	6,526	8,176
Inventory	(4,229)	(3,000)
Prepaid expenses and other assets	570	229
Accounts payable and accrued liabilities	1,217	(3,637)
Deferred revenue	(2,610)	(1,358)

Net cash and cash equivalents provided by (used in) operating activities	375	(3,557)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(833)	(631)

Net cash and cash equivalents used in investing activities	(833)	(631)

Cash Flows From Financing Activities:
Borrowings under line of credit	15,175	—
Payments under line of credit	(14,317)	—
Proceeds from exercise of stock options and warrants	533	476

Net cash and cash equivalents provided by financing activities	1,391	476

Effect of exchange rate changes	(14)	926

Increase (decrease) in cash and cash equivalents	919	(2,786)
Cash and cash equivalents, beginning of year	14,566	14,676

Cash and cash equivalents, end of period	$15,485	$11,890

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$95	$26

Income taxes	$170	$203

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
     On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market that is Not Active or FSP 157-3, which clarifies the application of FAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was issued on October 10, 2008 and is effecctive upon issuance, including prior periods for which financial statements have not been issued. The adoption of FAS 157-3 had no impact on our financial statements.
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
     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended September 30, 2008 and 2007 was $424,000 and $262,000, respectively. The net impact to earnings for those periods was $(0.02) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results under FAS 123R during the nine months ended September 30, 2008 and 2007 was $1.32 million and $952,000, respectively. The net impact to earnings for those periods was $(0.06) and $(0.04) per basic and diluted share, respectively. At September 30, 2008, we had $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.1 years.
     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$41	$17	$126	$99
Sales and marketing	120	94	357	281
General and administrative	223	133	712	507
Engineering and development	40	18	122	65

	$424	$262	$1,317	$952

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, we did and expect to continue to estimate their fair values using the Black-Scholes option-pricing model. This option pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of our stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, we have used a dividend yield of zero as we do not intend to pay dividends on our common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of our common stock. We believe that the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, have used a stock volatility factor based on the historical volatility of our common stock over a period of time approximating the estimated lives of our stock options. The expected term is estimated by analyzing our historical share option exercise experience over a five year period, in accordance with the provisions of SEC Staff Accounting Bulletin 107. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006 or unvested as of January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. FAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (years)	5.15	4.65	5.06	4.58
Volatility	65%	60%	66%	59%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	3.08%	4.52%	3.12%	4.78%

     A summary of option activity under our stock option plans for the nine months ended September 30, 2008 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value
Options outstanding at December 31, 2007	4,411,000	$6.30
Plus: Options granted	1,056,000	$2.94
Less:
Options exercised	(240,000)	$2.21
Options canceled or expired	(815,000)	$8.20

Options outstanding at September 30, 2008	4,412,000	$5.37	6.49	$—

Options exercisable at September 30, 2008	2,581,000	$6.42	4.56	$—
Options expired during the nine months ended September 30, 2008	622,000	$7.55
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Proceeds from stock options exercised	$9	$17	$533	$476
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$5	$1	$351	$311
Weighted-average fair value of options granted during period	$1.63	$3.73	$1.68	$3.46
Total fair value of shares vested during the period	$317	$280	$1,010	$1,062

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
     A summary of the status of our unvested options as of December 31, 2007, and changes during the nine months ended September 30, 2008, is presented below:

		Weighted-
		Average Grant-
Unvested Options	Options	Date Fair Value
Unvested options at December 31, 2007	1,238,000	$2.59
Granted	1,056,000	$1.68
Vested	(370,000)	$2.73
Forfeited	(93,000)	$3.32

Unvested options at September 30, 2008	1,831,000	$2.00

Net Income (Loss) Per Share — Basic and Diluted
     Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options and warrants to purchase 4,492,000 shares and 3,977,000 shares were not included in the computation of diluted loss per share amounts for the three and nine months ended September 30, 2008 and September 30, 2007, respectively, as their effect would have been anti-dilutive.
NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$4,443	$3,194
Work-in-process	2,583	784
Finished goods	4,830	3,649

Inventory, net	$11,856	$7,627

     Inventory is net of the provision for excess and obsolete inventory of $724,000 at September 30, 2008 and December 31, 2007, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land	$345	$352
Building	949	967
Leasehold improvements	920	921
Equipment and computers	5,562	4,790
Furniture and fixtures	1,028	1,015
Construction in progress	41	44

	8,845	8,089
Accumulated depreciation and amortization	(5,178)	(4,049)

Property, plant and equipment, net	$3,667	4,040

     Depreciation and amortization of property, plant and equipment was $387,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $387,000 and $1.3 million for the three and nine months ended September 30, 2007, respectively.
     Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with our primary facility lease during 2006.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of goodwill and trade names as of June 30, 2008 and concluded there had not been any impairment of goodwill and no further impairment of tradenames. Subsequent to June 30, 2008, no triggering events have occurred that would have a material effect on the value of these assets.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense of $93,000 and $278,000 for the three and nine months ended September 30, 2008, respectively, and $90,000 and $269,000, respectively, for the same periods in 2007. Other intangible assets consist of an acquired customer list and a non-compete agreement.
     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2008				As of December 31, 2007
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,235)	$—	$679	$1,914	$(1,038)	$—	$876
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(747)	232	979	—	(747)	232
Other (4 to 6 years)	593	(574)	—	19	593	(493)	—	100

Total	$3,555	$(1,878)	$(747)	$930	$3,555	$(1,600)	$(747)	$1,208

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 — ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Payroll and benefits	$2,167	$3,297
Warranty	2,502	1,987
Sales tax	51	171
Deferred rent credit	112	112
Accrued professional services	1,038	1,410
Accrued insurance premium	106	1,045
Other	1,783	1,409

Accrued liabilities	$7,759	$9,431

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Initial warranty accrual, beginning balance	$2,279	$2,370	$1,987	$2,398
Provision for estimated warranty cost	1,182	391	3,635	2,205
Warranty expenditures	(959)	(740)	(3,120)	(2,582)

Initial warranty accrual, ending balance	$2,502	$2,021	$2,502	$2,021

     Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
License fee from Henry Schein, Inc. — unamortized portion	$1,528	$2,778
License fee from Procter & Gamble — unamortized portion	375	1,500
Royalty advances from Procter & Gamble	1,688	1,125
Undelivered elements (training, installation and product) and other	810	1,329
Extended warranty contracts	865	1,153

Total deferred revenue	5,266	7,885

Less long-term amounts:
License fee from Henry Schein, Inc.	—	(1,111)
Royalty advances from Procter & Gamble	(1,688)	(1,125)

Total deferred revenue, long-term	(1,688)	(2,236)

Total deferred revenue, current portion	$3,578	$5,649

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the agreement, HSIC paid an upfront license fee of $5.0 million. The agreement has an initial term of three years, following which HSIC has the option to extend the agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to license fees and royalty revenue on a straight-line basis over the three-year term of the agreement. For the three and nine months ended September 30, 2008 and 2007, we recognized $417,000 and $1.3 million, respectively, of the license fees.
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
     On March 3, 2008, we entered into a second addendum to the HSIC agreement that modifies certain terms of the initial agreement as amended. Pursuant to the second addendum, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements, we will have the option to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC has not met the minimum purchase requirements, we have the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
     Our recent addition to the Waterlase family of lasers, the C100, will be distributed in North America by HSIC. C100 purchases by HSIC will apply toward satisfying the aforementioned minimum purchase requirements.

     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G is being amortized over a two-year period commencing January 25, 2007. During the three and nine months ended September 30, 2008, $375,000 and $1.1 million, respectively, of the license fee was recognized in license fees and royalty revenue. During the three and nine months ended September 30, 2007, $375,000 and $1.1 million, respectively, of the license fee was recognized. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is being treated as prepaid royalties and is being credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by us to P&G. During the three and nine months ended September 30, 2008, $63,000 and $188,000, respectively, of the payments received was recognized in license fees and royalty revenue. During the three and nine months ended September 30, 2007, $63,000 and $313,000, respectively, of the payments received was recognized.
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
     The Loan Agreement requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contains covenants that require Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the collateral. We have obtained the Lender’s consent for the termination of our former CEO in November 2007, the resignation of our former CFO in January 2008, the appointment of our successor CEO in January 2008 and the appointment of our successor CFO in April 2008 and were in compliance with all other covenants as of September 30, 2008.
     As of September 30, 2008, $4.4 million was outstanding under the Loan Agreement at an interest rate of 5.25% (the Lender’s announced prime rate as of such date plus 0.25%). As of December 31, 2007, $3.6 million was outstanding under the Loan Agreement at an interest rate of 7.5%.
     Certain subsidiaries of ours have entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries have guaranteed the payment and performance of our obligations under the Loan Agreement.
     In December 2007, we financed approximately $1.1 million of insurance premiums payable in eleven equal monthly installments of approximately $107,000 each, including a finance charge of 5.39%. As of September 30, 2008, we had approximately $106,000 remaining as outstanding.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, together with BL Acquisition II, Inc., we filed demurrers and a motion to strike that, in essence, request the court to dismiss Diodem’s complaint. On June 20, 2008 the Court denied the demurrers and the motion and on July 21, 2008 we filed an answer to the complaint denying the allegations. On October 15, 2008 the lawsuit was dismissed with prejudice by Diodem pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make four payments to Diodem totaling approximately $950,000 through 2010, of which $85,000 will be paid by our liability insurance carriers. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. Related to this matter, we will incur approximately $1.2 million in charges for the settlement and associated legal fees in the third quarter ended September 30, 2008, which reflects all the settlement payments to be made over the next two years.
     National Laser Technology, Inc, or NLT, buys used dental lasers, predominately those originally sold by Biolase, and resells them to other dentists. On August 19, 2008, NLT brought an action against us in federal court in the Southern District of Indiana. NLT alleged that we violated Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 17200 et seq. of the California Unfair Competition Act and tortiously interfered with NLT’s business relationships and prospective business advantage. NLT seeks a monetary award of three times the unquantified damages that NLT has allegedly sustained because of our alleged Sherman Act violations, unquantified damages for the rest of the claims, punitive damages and preliminary and permanent injunctive relief. On October 6, 2008, we answered the complaint, asserted several affirmative defenses and filed a counterclaim. We alleged that NLT violated Sections 1114 and 1125(a) of the Lanham Act and Section 17200 et seq. of the California Unfair Competition Act. We seek unquantified damages and a permanent injunction. On October 21, 2008, NLT filed a motion for a preliminary injunction seeking to enjoin us from certain actions that NLT alleged violated section 1 and 2 of the Sherman Act. Discovery has not yet begun in the action. We intend to vigorously oppose all of NLT’s claims and its motion for preliminary injunction.

     On December 19, 2005, we entered into a Vendor Agreement with National Technology Leasing Corporation, or NTLC, in which NTLC was designated as our “Preferred Leasing/Financing Provider.” In September 2006, we gave notice to NTLC of the termination of the Vendor Agreement, and subsequently entered into a financing and distribution agreement with Henry Schein, Inc. On August 26, 2008, NTLC filed a lawsuit against us, Henry Schein, Inc. and a former employee of NTLC in California Superior Court in Placer County. NTLC alleges that we breached the Vendor Agreement by failing to provide the required notice of termination and asserts a claim for damages without specifying an amount. On October 10, 2008, we answered the complaint and asserted several affirmative defenses. Discovery has not yet begun in the case. We intend to vigorously oppose NTLC’s claim.
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
NOTE 10— SEGMENT INFORMATION
     We currently operate in a single business segment. For the three and nine months ended September 30, 2008, sales in Europe, Middle East and Africa, or EMEA, accounted for approximately 7% of net revenue in each period, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 15% and 17%, respectively, of net revenue. For the three and nine months ended September 30, 2007, sales in EMEA accounted for approximately 9% and 8%, respectively, of net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 18% and 29%, respectively, of net revenue.
     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$11,854	$9,360	$40,321	$28,841
Europe, Middle East, Africa	1,135	1,182	3,920	3,852
Canada, Asia, Latin America, Pacific Rim	2,297	2,270	8,749	13,356

	$15,286	$12,812	$52,990	$46,049

     Long-lived assets located outside of the United States at our foreign subsidiaries were $1.2 million as of September 30, 2008 and $1.3 million as of December 31, 2007.
NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 70% and 63% of total net revenues for the three and nine months ended September 30, 2008, respectively, and 62% and 68% of total net revenues, respectively, for the same periods in 2007. Revenue from our Diolase systems comprised 13% and 19% of total revenue for the three and nine months ended September 30, 2008, respectively, and 15% and 13%, for the same periods of 2007.
     Approximately 75% and 70% of our revenue in the three and nine months ended September 30, 2008 was generated through sales to HSIC. Approximately 69% and 63% of our revenue in the three and nine months ended September 30, 2007 was generated through sales to HSIC. One international distributor accounted for approximately 5% and 13% of our revenue for the nine months ended September 30, 2008 and 2007, respectively.
     We maintain our cash and cash equivalents accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each depository.

     Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $1.0 million and $1.1 million, or 20% and 23%, respectively, at September 30, 2008. Accounts receivable concentrations from sales to HSIC and one international distributor totaled $6.0 million and $1.6 million, or 53% and 14%, respectively, at December 31, 2007.
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
NOTE 12—COMPREHENSIVE INCOME (LOSS)
     Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(4,490)	$(3,508)	$(3,842)	$(6,132)
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(81)	557	(20)	1,038

Comprehensive loss	$(4,571)	$(2,951)	$(3,862)	$(5,094)

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the nine months ended September 30, 2008, we recorded a decrease of $43,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest as well as the lapse of a statute of limitations.

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
     On March 3, 2008, we entered into a second addendum to the HSIC agreement that modifies certain terms of the initial agreement as amended. Pursuant to the second addendum, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements, we will have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC has not met the minimum purchase requirements, we have the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
     Our recent addition to the Waterlase family of lasers, the C100, will be distributed in North America by HSIC. C100 purchases by HSIC will apply towards satisfying the aforementioned minimum purchase requirements.
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
     Income Taxes. Based upon our operating losses during 2007 and 2006 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of September 30, 2008 will not be realized, excluding the foreign deferred assets. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.7	48.6	48.6	46.3

Gross profit	49.3	51.4	51.4	53.7

Operating expenses:
Sales and marketing	36.7	49.1	30.7	42.6
General and administrative	20.7	20.3	18.2	16.9
Engineering and development	8.6	10.0	7.7	8.0
Legal settlement and fees	8.1	—	2.3	—

Total operating expenses	74.1	79.4	58.9	67.5

Loss from operations	(24.8)	(28.0)	(7.5)	(13.8)
Non-operating income, net	(4.3)	0.9	0.4	1.0

Loss before income tax provision	(29.1)	(27.1)	(7.1)	(12.8)
Income tax provision	0.3	0.3	0.2	0.5

Net loss	(29.4)%	(27.4)%	(7.3)%	(13.3)%

     The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Waterlase systems	$10,654	70%	$7,906	62%	$33,631	63%	$31,186	68%
Diolase systems	1,989	13%	1,985	15%	9,876	19%	5,830	13%
Non-laser systems	1,775	11%	2,019	16%	6,743	13%	6,142	13%

Products and services	14,418	94%	11,910	93%	50,250	95%	43,158	94%
License fee and royalty	868	6%	902	7%	2,740	5%	2,891	6%

Net revenue	$15,286	100%	$12,812	100%	$52,990	100%	$46,049	100%

Three months ended September 30, 2008 and 2007
     Net Revenue. Net revenue for the three months ended September 30, 2008 was $15.3 million, an increase of $2.5 million, or 19%, as compared with net revenue of $12.8 million for the three months ended September 30, 2007.
     Laser system net revenue increased by approximately 28% in the quarter ended September 30, 2008 compared to the same quarter of 2007. Sales of our Waterlase systems increased $2.7 million, or 35%, in the quarter ended September 30, 2008 compared to the same period in 2007. Our Waterlase C100 system, which was released in the third quarter of 2008, accounted for the increase. Our Diolase family of products remained level in the third quarter of 2008 compared to the third quarter of 2007.
     Non-laser system net revenue, which includes consumable products, as well as services revenues including advanced training programs, installation charges and extended service contracts, decreased by approximately $244,000, or 12%, for the three months ended September 30, 2008 as compared to the same period of 2007. Consumable products revenue decreased $170,000, or 16%, and services revenues decreased $74,000, or 8%. The decrease in consumable products was due in part to special promotions on our tips and our newly launched gold hand pieces in the 2007 period.
     License fees and royalty revenue decreased $34,000, or 4%, in the quarter ended September 30, 2008 compared to the same quarter of 2007 resulting from lower estimated royalty revenue in the 2008 quarter.
     Domestic revenues were $11.9 million, or 78% of net revenue, for the three months ended September 30, 2008 versus $9.4 million, or 73% of net revenue, for the three months ended September 30, 2007. The strengthened relationship and agreement with Henry Schein was a key component of the growth as well as our recently released Waterlase C100 laser system. International revenues for the quarter ended September 30, 2008 were $3.4 million, or 22% of net revenue, as compared with $3.5 million, or 27% of net revenue, for the quarter ended September 30, 2007.
     Gross Profit. Gross profit for the three months ended September 30, 2008 increased by $947,000 to $7.5 million, or 49% of net revenue, as compared with gross profit of $6.6 million, or 51% of net revenue, for the three months ended September 30, 2007. The decrease in gross margin is the result of discounts on sales of demonstration units of Waterlase C100. The margins were also reduced by sales mix of Waterlase C100 which have lower margins compared to the Waterlase MD.
     Operating Expenses. Operating expenses for the three months ended September 30, 2008 increased by $1.2 million, or 11%, to $11.3 million as compared to $10.2 million for the three months ended September 30, 2007, and decreased as a percentage of net revenue to 74% from 79%. The increase is primarily due to legal settlement and fees associated with the Diodem matter of $1.2 million in the third quarter of 2008. We continue to work on reducing expenses, but are also reinvesting in programs to drive sales.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2008 decreased by $677,000, or approximately 11%, to $5.6 million, or 37% of net revenue, as compared with $6.3 million, or 49% of net revenue, for the three months ended September 30, 2007. The largest decreases were in convention and seminars expenses which decreased by $616,000.
     General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2008 increased by $563,000, or 22%, to $3.2 million, or 21% of net revenue, as compared with $2.6 million, or 20% of net revenue, for the three months ended September 30, 2007. The increase in general and administrative expenses resulted primarily from higher legal expenses from various lawsuits and payroll expenses including non-cash stock based compensation and heightened patent activity.
     Engineering and Development Expense. Engineering and development expenses for the three months ended September 30, 2008 increased by $34,000, or 3%, to $1.3 million, or 9% of net revenue, as compared with $1.3 million, or 10% of net revenue, for the three months ended September 30, 2007. The increase is primarily related to building an internal team for new product introductions.
     Non-Operating Income (Loss)
     (Loss) gain on Foreign Currency Transactions. We recognized a $637,000 loss on foreign currency transactions for the three months ended September 30, 2008, compared to a $34,000 loss on foreign currency transactions for the three months ended September 30, 2007 due to the treatment of intercompany balances as short term. The increase is due to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar and an increase in foreign currency denominated transactions and balances. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk of changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     In mid-October 2008, we significantly reduced the inter-company payable due from the foreign subsidiaries to us by making an approximately equal capital contribution which did not result in a significant change in global cash positions. Through the mid-October 2008 contribution date, foreign currency gains and losses continued. However, subsequent to the contribution date, foreign currency transactions gains and losses recorded on the remaining inter-company balances are expected to be significantly reduced.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended September 30, 2008 was $26,000 as compared with $156,000 for the three months ended September 30, 2007. The decrease is the result of lower average cash balances during the 2008 period compared to the same period in 2007.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the quarter ended September 30, 2008 was $35,000 as compared to $3,000 for the quarter ended September 30, 2007.

     Income Taxes. An income tax provision of $50,000 was recognized for the three months ended September 30, 2008 as compared with an income tax provision of $38,000 for the three months ended September 30, 2007. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended September 30, 2008 and 2007, we recorded an increase of $2,000 and an increase of $5,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2008, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $27.3 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Nine months ended September 30, 2008 and 2007
     Net Revenue. Net revenue for the nine months ended September 30, 2008 was $53.0 million, an increase of $6.9 million or 15% as compared with net revenue of $46.0 million for the nine months ended September 30, 2007.
     Laser system net revenue increased by approximately 18% in the nine months ended September 30, 2008 compared to the same period of 2007. Sales of our Waterlase systems increased $2.4 million, or 8%, in the nine months ended September 30, 2008 compared to the same period in 2007 as a result of sales of our recently released Waterlase C100 system. Sales of our Diolase family of products increased $4.0 million, or 69%, in the nine months ended September 30, 2008 compared to the same period of 2007. Our ezlase diode system, which was released in limited quantities in the first quarter of 2007, accounted for the increase.
     Non-laser system net revenue increased by approximately $601,000, or 10%, for the nine months ended September 30, 2008 as compared to the same period of 2007. Consumable products revenue increased $171,000, or 6%, and services revenues increased $430,000, or 13%.
     License fees and royalty revenue decreased approximately $151,000 to $2.8 million in the nine months ended September 30, 2008 compared to $2.9 million in the same period of 2007 resulting from additional license fees recorded in the 2007 period related to the P&G agreement.
     Domestic revenues were $40.3 million, or 76% of net revenue, for the nine months ended September 30, 2008 versus $28.8 million, or 63% of net revenue, for the nine months ended September 30, 2007. The strengthened relationship and agreement with Henry Schein along with sales of our recently released Waterlase C100 were key components of the growth. International revenues for the nine months ended September 30, 2008 were $12.7 million, or 24% of net revenue, as compared with $17.2 million, or 37% of net revenue, for the nine months ended September 30, 2007. The lower international sales were largely due to economic uncertainties and personnel turnover.
     Gross Profit. Gross profit for the nine months ended September 30, 2008 increased by $2.5 million to $27.2 million, or 51% of net revenue, as compared with gross profit of $24.7 million, or 54% of net revenue, for the nine months ended September 30, 2007. The improvement in gross profit dollars of $2.5 million was primarily driven by a $6.5 million laser revenue volume increase partially offset by discounts on demonstration unit sales.
     Operating Expenses. Operating expenses for the nine months ended September 30, 2008 increased by $103,000 to $31.2 million, or 59% of net revenue as compared to $31.1 million, or 68% of net revenue for the nine months ended September 30, 2007. The increase is primarily due to legal settlement and fees associated with the Diodem matter of $1.2 million in the third quarter of 2008 and increases in general and administative expenses and engineering and development expenses related to improving our infrastructure and improving our intellectual property portfolio. These increases were almost completely offset as a result of our corrective actions taken in reducing sales and marketing exenses.
     Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2008 decreased by $3.3 million, or approximately 17%, to $16.3 million, or 31% of net revenue, as compared with $19.6 million, or 43% of net revenue, for the nine months ended September 30, 2007. Major factors contributing to the change were a reduction of convention and seminars expenses of $1.8 million as well as decreases in travel and entertainment expenses, advertising expenses and commission expenses for the nine months ended September 30, 2008 compared with the same period of 2007.

     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2008 increased by $1.9 million, or 24%, to $9.6 million, or 18% of net revenue, as compared with $7.8 million, or 17% of net revenue, for the nine months ended September 30, 2007. The increase in general and administrative expenses resulted primarily from increased legal fees, increased accounts receivable bad debt expense due to a recovery in the 2007 period and increased payroll related expenses partially offset by a decrease in audit fees. The higher legal expenses were a result of lawsuits, efforts to reorganize and improve the business and higher patent expenses.
     Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2008 increased by $359,000, or 10%, to $4.0 million, or 8% of net revenue, as compared with $3.7 million, or 8% of net revenue, for the nine months ended September 30, 2007. The increase is primarily related to building the internal team for new product introductions.
     Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We recognized a $204,000 gain on foreign currency transactions for the nine months ended September 30, 2008, compared to a $34,000 gain on foreign currency transactions for the nine months ended September 30, 2007 due to the treatment of intercompany balances as short term. The increase is due to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar and an increase in foreign currency denominated transactions and balances. We have not engaged in hedging transactions to offset foreign currency fluctuations. Therefore, we are at risk for changes in the value of the U.S. dollar relative to the value of these foreign currencies.
     In mid October 2008, we significantly reduced the inter-company payable due from the foreign subsidiaries to us by making an approximately equal capital contribution which did not result in a significant change in global cash positions. Through the mid October 2008 contribution date, foreign currency gains and losses continued. However, subsequent to the contribution date, foreign currency transactions gains and losses recorded on the remaining inter-company balances are expected to be significantly reduced.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the nine months ended September 30, 2008 was $110,000 as compared with $434,000 for the nine months ended September 30, 2007. The decrease is the result of lower average cash balances during the 2008 period compared to the same period in 2007.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the nine months ended September 30, 2008 was $95,000 as compared to $26,000 for the nine months ended September 30, 2007. The increase is the result of higher average borrowings under our line of credit during the 2008 period.
     Income Taxes. An income tax provision of $92,000 was recognized for the nine months ended September 30, 2008 as compared with $219,000 for the nine months ended September 30, 2007. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the nine months ended September 30, 2008 and 2007, we recorded a decrease of $43,000 and an increase of $39,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2008, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $27.3 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     At September 30, 2008, we had approximately $9.0 million in net working capital, a decrease of $2.0 million from $11.0 million at December 31, 2007. Our principal sources of liquidity at September 30, 2008 consisted of our cash and cash equivalents balance of $15.5 million and a $10.0 million revolving bank line of credit with Comerica Bank, or the Lender. Advances under the revolving bank line of credit may not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million may be made without regard to the Borrowing Base. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement are due and payable in full on September 28, 2009, but can be extended by us for an additional year upon Lender approval. Our obligations under the line of credit bear interest on the outstanding daily balance at our choice of either: (i) LIBOR plus 2.50%, or (ii) prime rate plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in certain collateral, which excludes intellectual property.
     The line of credit requires compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at the Lender of $6.0 million; and (iv) minimum liquidity ratio. The line also contains covenants that require the Lender’s prior written consent for us, among other things, to: (i) transfer any part of our business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The line contains customary events of default, any one of which will result in the right of the Lender to, among other things, accelerate all obligations under the line, set-off obligations under the line against any of our balances or deposits held by the Lender, or sell the collateral. Outstanding balances on our line of credit were $4.4 million at September 30, 2008 and $3.6 million at December 31, 2007.
     For the nine months ended September 30, 2008, our operating activities provided cash of approximately $375,000 compared to cash usage of $3.6 million for the nine months ended September 30, 2007. The most significant change in operating assets and liabilities for the nine months ended September 30, 2008 as reported in our consolidated statements of cash flows was an accounts receivable decrease of $6.5 million (before the change in allowance for doubtful accounts), primarily the result of accelerated cash receipts from our North American distribution partner. Other significant changes in operating assets and liabilities were an increase of $4.2 million in inventory and decreases of $1.2 million in accounts payable and accrued liabilities and $2.6 million in deferred revenue.
     On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of September 30, 2008 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2008 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$517	$910	$—	$—	$1,427
SurgiLight agreement	25	25	—	—	50
Insurance premium financing	106	—	—	—	106

Total	$648	$935	$—	$—	$1,583

     In addition to the amounts shown in the table above, $151,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109, or FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $19,000, respectively, at September 30, 2008.
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
     In addition, Messrs. St. Philip and Mulder along with certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would total approximately $3.2 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.
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
     We currently have a line of credit which bears interest at rates based on the prime rate or LIBOR. At September 30, 2008, $4.4 million was outstanding on the line of credit. A change in the prime rate or LIBOR would have an effect of an increase or decrease in interest expense on any balances outstanding.
     Our primary objective in managing our cash and cash equivalents balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash and cash equivalents balances are invested in money market accounts in which there is minimal interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclosed management’s assessment that our internal control over financial reporting contained a material weakness with respect to the controls over the recording of realized and unrealized foreign currency transaction gains or losses resulting from the fluctuation in exchange rates on transactions between BIOLASE and our subsidiaries. The assessment by our management during the first quarter of 2008 is that our remedial efforts have been completed relating to the material weakness reported in our December 31, 2007 Annual Report and included, but was not limited to, the quarterly settlement of our intercompany balances and recognition of realized transaction gains or losses to the consolidated statement of operations. Except for the implementation of these remedial measures, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred in 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
     In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April

28, 2008, together with BL Acquisition II, Inc., we filed demurrers and a motion to strike that, in essence, request the court to dismiss Diodem’s complaint. On June 20, 2008 the Court denied the demurrers and the motion and on July 21, 2008 we filed an answer to the complaint denying the allegations. On October 15, 2008 the lawsuit was dismissed with prejudice by Diodem pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make four payments to Diodem totaling approximately $950,000 through 2010, of which $85,000 will be paid by our liability insurance carriers. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. Related to this matter, we will incur approximately $1.2 million in charges for the settlement and associated legal fees in the third quarter ended September 30, 2008, which reflects all the settlement payments to be made over the next two years.
     National Laser Technology, Inc, or NLT, buys used dental lasers, predominately those originally sold by Biolase, and resells them to other dentists. On August 19, 2008, NLT brought an action against us in federal court in the Southern District of Indiana. NLT alleged that we violated Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 17200 et seq. of the California Unfair Competition Act and tortiously interfered with NLT’s business relationships and prospective business advantage. NLT seeks a monetary award of three times the unquantified damages that NLT has allegedly sustained because of our alleged Sherman Act violations, unquantified damages for the rest of the claims, punitive damages and preliminary and permanent injunctive relief. On October 6, 2008, we answered the complaint, asserted several affirmative defenses and filed a counterclaim. We alleged that NLT violated Sections 1114 and 1125(a) of the Lanham Act and Section 17200 et seq. of the California Unfair Competition Act. We seek unquantified damages and a permanent injunction. On October 21, 2008, NLT filed a motion for a preliminary injunction seeking to enjoin us from certain actions that NLT alleged violated section 1 and 2 of the Sherman Act. Discovery has not yet begun in the action. We intend to vigorously oppose all of NLT’s claims and its motion for preliminary injunction.
     On December 19, 2005, we entered into a Vendor Agreement with National Technology Leasing Corporation, or NTLC, in which NTLC was designated as our “Preferred Leasing/Financing Provider.” In September 2006, we gave notice to NTLC of the termination of the Vendor Agreement, and subsequently entered into a financing and distribution agreement with Henry Schein, Inc. On August 26, 2008, NTLC filed a lawsuit against us, Henry Schein, Inc. and a former employee of NTLC in California Superior Court in Placer County. NTLC alleges that we breached the Vendor Agreement by failing to provide the required notice of termination and asserts a claim for damages without specifying an amount. On October 10, 2008, we answered the complaint and asserted several affirmative defenses. Discovery has not yet begun in the case. We intend to vigorously oppose NTLC’s claim.
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
ITEM 1A. RISK FACTORS.
Risk Factors
     The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which was filed with the Securities and Exchange Commission, or SEC, and describes the various risks and uncertainties to which we are or may be subject. The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in our Annual Report on Form 10-K. You should carefully review the risk factors below as well as those risks described in our Annual Report on Form 10-K and in other reports we file with the SEC in evaluating our business.

Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions, as well as the volatile geopolitical environment.
     Our business depends on consumer demand for our products and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and spending on dental lasers in particular, will at least remain at close to current levels. However, we cannot be assured of the level of such spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products may involve a significant commitment of capital and other resources. Therefore, weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. Furthermore, interest rates have fluctuated recently, which could increase the cost of financing our products and may reduce our customers’ profits. As such, our customers may delay or cancel plans to purchase our products. In addition, some of our customers are likely to experience serious cash flow problems, and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to purchase or may delay purchase of our products, which may adversely affect our sales and cash flows. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we believe that we will experience material adverse impacts to our business and operating results.
Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital
     Recently the capital and credit markets have been experiencing extreme volatility and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations, and our business will suffer. In the event that our operations or other internal sources of liquidity do not satisfy our needs, we may have to seek additional financing. In addition, our $10.0 million revolving bank line of credit with Comerica Bank, $4.4 million of which was drawn as of September 30, 2008, will expire on September 28, 2009, and all amounts due under the bank line of credit will be due and payable on such date. Our ability to refinance the bank line of credit or obtain additional financing on favorable terms or at all will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If we are unable to successfully refinance the bank line of credit or obtain additional financing on favorable terms, or at all, this would have a material adverse effect on our business, results of operations and financial condition.
We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
     We are required under generally accepted accounting principles to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets or goodwill may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our amortizable intangible assets or goodwill is determined to exist. This could adversely impact our results of operations. Consistent with past years, we will be testing our goodwill and other identifiable intangible assets for impairment as of June 30, 2009. Through September 30, 2008, we have concluded that there were no indicators of impairment that would cause us to accelerate our testing. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our critical accounting policies related to goodwill and long-lived assets and acquired intangible assets.
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
Dated: November 7, 2008

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