Form 10-K
period 2008-12-31
BIOLASE TECHNOLOGY INC
filed 2009-03-16
CIK 811240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(949) 361-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $79,302,879 on June 30, 2008, based on the closing price per share of $3.42 for the registrant’s common stock as reported on the NASDAQ Stock Market LLC on such date.

As of March 12, 2009, there were 24,244,201 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow® and Waterlase® are registered trademarks of Biolase Technology, Inc., and Diolasetm, Comfort Jettm, HydroPhotonicstm, LaserPaltm, Comfortpulsetm, MD Goldtm, WCLItm, World Clinical Laser Institutetm, Waterlase MDtm, HydroBeamtm, SensaTouchtm, Occulasetm and C100tm are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in Item 1. “Business,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, and include, but are not limited to, statements and predictions regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially and adversely from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing costs and expansion of our operations, the impact of competition and of technological advances, and the risks set forth under “Risk Factors” in Item 1A. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The information contained in this Annual Report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

We are a medical technology company that develops, manufactures and markets lasers, related products and services focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our Waterlase Dentistry solution is a comprehensive group of products including dental laser systems that allow general dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other traditional dental instruments. The Waterlase Dentistry solution offers two categories of laser system products: our Waterlase family of products and our Diode family of products which includes our ezlase system, as well as related consumables, training and services.

Waterlase systems.  Our Waterlase systems use a patented combination of water and laser to perform most dental procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue plus bone. We refer to our patented interaction of water and laser as YSGG Laser HydroPhotonics. In October 2004, we launched our newest generation Waterlase system, the Waterlase MD. The Waterlase MD has a broad range of clinical capabilities both in dentistry and other medical disciplines. We designed the Waterlase MD to provide the clinical benefits dentists’ desire, while also providing the comfort sought by patients. Advanced capabilities and new features coupled with innovative, ergonomic styling and design are part of our proprietary MD technology platform. In July 2008, our Waterlase C100 All-Tissue Dental Laser System was introduced into the market. In February 2009, we introduced the Waterlase MD Turbo All-Tissue Dental Laser System, an upgrade to the original Waterlase MD with cutting speeds approaching that of a high speed drill.

Diode systems.  We also offer a line of Diode laser systems which use a semiconductor diode laser to perform soft tissue and cosmetic procedures, including teeth whitening. Our Diode systems serve the growing markets of cosmetic and hygiene procedures. In early 2007, we received FDA 510(k) clearance for and launched the new ezlase diode laser system. The ezlase system’s approved indications include incision, excision, vaporization, ablation and coagulation of oral soft tissues as well as laser periodontal procedures, including laser soft tissue curettage and laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket, and sulcular debridement. In December 2008, we received an additional 510(k) clearance for tooth whitening using the ezlase.

We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase systems in Japan. Since 1998, we have sold approximately 7,200 Waterlase systems, including over 3,300 Waterlase MD systems, and over 12,000 laser systems in total in over 50 countries.

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

Our goal is to establish our laser systems as essential tools in dentistry and to continue to build a leading position in the dental laser market. Our sales and marketing efforts focus on educating dental professionals and patients on the benefits of our Waterlase Dentistry solution. In 2002, we founded the World Clinical Laser Institute, an association that includes prominent researchers, educators and practicing dentists, to formalize our efforts to educate and train dentists and specialists in laser dentistry. We participate in numerous other symposia and dental industry events to educate and stimulate demand for our products. We have also developed numerous relationships with dental schools, research facilities and dental institutes, in the United States and internationally, which use our products for education and training. We believe this will expand awareness of our products among new generations of dental professionals.

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

The ADA estimates that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral and systemic disease. According to the ADA, annual dental spending in the United States in 2008 was $99.9 billion and is expected to increase by approximately two percent to six percent per year through 2015.

We believe there is a growing awareness among consumers of the value and importance of a healthy smile and its connections to overall systemic health. As such, the dental industry has entered an era of growth and consideration of advanced technologies that allow dentists to perform simple or complex cosmetic dental procedures with minimal trauma, improved patient acceptance and clinically superior results. We believe our product offering corresponds with this trend, and we expect incremental growth from these pressures in the marketplace.

Traditional Dental Instruments

Dental procedures are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue. Dentists and other specialists choose from a variety of instruments depending on the tissue involved and the type of procedure. Most procedures require the use of multiple instruments to achieve the desired result.

High Speed Drills.  Most dentists use high speed drills for hard tissue procedures, such as preparing cavities for filling and gaining access for performing root canals or shaving and contouring oral bone tissue. Potentially adverse effects associated with drills include thermal heat transfer, vibration, pressure and noise. The cutting and grinding action of high speed drills can cause damage to the patient’s dental structure and the trauma caused to the surrounding tissues can lead to increased recovery times. Additionally, this grinding action of high speed drills may weaken the tooth’s underlying structure, leading to fractures and broken cusps. Crowns and root canals may become necessary as a result of damage caused during previous dental procedures. Anesthesia is generally required for all procedures that involve the use of high speed drills. As a result, dentists often limit procedures to one or two quadrants of the mouth because of concerns relating to the use of anesthesia in several regions. This can force patients to return several times to complete their treatment plan.

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

Our Solution

We believe the potential for increased patient satisfaction, improved outcomes and enhanced practice profitability that can be achieved through use of our products will position our laser systems as the instruments of choice among practitioners and patients. We have developed our laser systems and related products specifically for the dental market to more effectively perform a broad range of dental procedures. We believe the skill level and dexterity necessary to operate our laser systems are similar to those necessary to operate conventional drills and other dental equipment. Our laser systems also have the advantage of being minimally invasive and able to perform procedures in narrow spaces where access by conventional instruments often is limited. Our systems are intended to complement traditional tools, such as dental drills, which perform functions that our systems do not address, such as cutting metal fillings and certain polishing and grinding functions.

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

A small percentage of dental professionals worldwide currently use lasers. Moreover, our laser systems are more expensive than traditional dental tools. However, we believe that the significant clinical advantages of our systems, patient benefits, the potential return on investment that our systems offer practitioners and the options available to finance the purchase of our systems will enable us to continue to penetrate the dental market segment. Laser technologies with similar patient benefits have become standard of care in ophthalmology, dermatology and other medical specialties.

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. These procedures include crown lengthening, frenectomy and biopsy. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills and professional satisfaction.

•	Additional procedures through increased efficiency. Our systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. One advantage of this benefit is that it can be used to perform cavity preparations in multiple quadrants. In contrast, many dentists using high speed drills normally cannot perform cavity preparations in more than one quadrant per visit because of concerns relating to use of anesthesia in multiple regions. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. Additionally, the ezlase system can be used to quickly perform tooth whitening with our proprietary whitening gel.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our laser systems will help improve patient retention, attract new patients, increase revenue per patient, increase demand for elective procedures, increase acceptance of treatment plans and increase word-of-mouth referrals.

•	Fewer post-operative complications. Our laser systems can reduce trauma, swelling and general discomfort, resulting in fewer post-operative complications that require follow up treatment. Practitioners can devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. The Waterlase system is able to perform various types of dental procedures without causing the heat, vibration or pressure associated with traditional dental methods. As a result, patients can experience dramatically improved comfort during and after most procedures. In many cases, procedures can be performed without local anesthesia, which eliminates the pain associated with injections and the feeling of numbness following the procedure.

•	Convenience. Our Waterlase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit. This can reduce the number of visits necessary to complete the patient’s treatment plan. Similarly, the ability to treat a wider range of procedures in the office reduces referrals with many procedures able to be treated in the same appointment as diagnosed.

•	Reduced trauma. The Waterlase system avoids the thermal heat transfer, vibration and grinding action associated with the high speed dental drill. For soft tissue applications, our laser systems cut with more precision and less bleeding than typically achieved with conventional instruments. As a result, our systems can result in less trauma, swelling and general discomfort to the patient.

•	Broader range of available procedures. Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable, including osseous crown lengthening, periodontal surgeries and numerous other procedures.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market and to establish our laser systems as essential tools in dentistry. Our business strategy consists of the following key elements:

•	Increase awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of Waterlase Dentistry. We plan to increase adoption of our laser systems by dental practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute, dental schools and other educational forums. We also intend to market our systems to dental practitioners through our laser specialists and advertising. We continue to explore marketing efforts aimed directly at patients.

•	Expand sales and distribution capabilities. In the United States and Canada, we distributed our products directly to dental practitioners utilizing our direct sales force through August 31, 2006. Effective September 1, 2006, we began distributing our products through a leading U.S. dental products and equipment distributor, Henry Schein, Inc., or HSIC. Over time, we expect HSIC’s large direct sales force in the U.S. and Canada to increasingly provide high quality sales leads, while our laser specialists continue to perform technical selling and deal closing. Internationally, we intend to use established dental and medical device distributors and to use a direct sales force in select countries. We are developing an infrastructure to support growth in sales and marketing. This infrastructure includes product management, information technology systems and personnel to manage our sales force, compile sales and marketing data and better serve our customers and distributors.

Additionally, on February 27, 2009, we entered into an agreement with HSIC in which HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place.

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

Products

Within our Waterlase Dentistry offering, we have two principal product lines. Our family of products includes the Waterlase and Diode systems, which we developed through a combination of our own research and development and intellectual property obtained via various acquisitions.

Waterlase systems.  Our Waterlase systems consist of the Waterlase MD and Waterlase C100 All-Tissue Dental Laser systems. Each of these systems is designed around our patented YSGG Laser HydroPhotonics technology. YSGG is a shortened abbreviation referring to the unique crystal (Er, Cr: YSGG) laser used in the

Waterlase system, which contains the elements erbium, chromium and yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of laser with water to produce energy to cut tissue. Through YSGG Laser HydroPhotonics, the Waterlase systems is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, without the heat, vibration or pressure associated with traditional dental treatments. By eliminating heat, vibration and pressure, our Waterlase systems reduce and, in some instances, eliminate the need for anesthesia and also result in faster healing times versus traditional modalities of treatment.

Both Waterlase systems incorporate an ergonomic handpiece and an extensive control panel located on the front of the system with precise preset functionality to control the mix of air and water. Each system has also been designed to be easily moved from operatory to operatory within a practice office. The Waterlase MD has expanded capabilities, features and benefits including white LED handpiece illumination, a full color touch screen improving user friendliness (with a built in user “Help” system), a more refined water spray that improves cutting, more power, a smaller footprint, with an overall 40% reduction in size, and a Windows CE operating system. In 2008, we introduced the new clinical procedure for endodontics root canal disinfection with radial firing tips. The Waterlase MD Turbo All-Tissue Dental Laser System was introduced in the first quarter of 2009 further enhancing cutting speed to comparable levels of the high speed drill.

Diode system.  Our Diode laser system consists of the ezlase, a semiconductor diode laser to perform soft tissue, hygiene and cosmetic procedures, including teeth whitening. Our ezlase system serves the growing markets of general, cosmetic, orthodontic, and hygiene procedures. The ezlase system was introduced in February 2007 with an award winning design, superior ergonomics and performance characteristics over previous generations of diode lasers. It features a new pulse mode, ComfortPulse, which allows the tissue to cool between pulses resulting in improved patient comfort and reduced need for anesthesia for many common procedures. Other features include wireless foot pedal control, disposable single-use tips, color touch screen activation with up to fifteen procedure based pre-sets, whitening hand piece, rechargeable battery pack and wall mount . We received FDA clearance for tooth whitening using the ezlase system in 2008.

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

Waterlase MD Turbo

Laser Technology
Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

Laser Wavelength
2780 nm

Power
0.1 — 8.0 Watts

Repetition Rate
10 — 50 Hz
Hard Tissue: Cavity preparation, caries removal, roughening or etching, root canal therapy and disinfection as well as other hard tissue surgical applications.

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

Waterlase C100

Laser Technology
Solid State Crystal, Erbium, Chromium: Yttrium, Scandium, Gallium, Garnet (Er, Cr: YSGG), Laser with Air-Water Spray

Laser Wavelength
2780 nm

Power
0.1 — 6.0 Watts

Repetition Rate
10 — 30 Hz
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
•   Advanced fiber delivery system

•   Ergonomic handpiece

•   Extensive control panel — providing precise digital control of the air and water spray for maximum flexibility

•   Ease of maneuverability from operatory to operatory

Product	Selected Applications	Key Features

Diode System

ezlase System Laser Technology Semiconductor Diode Laser Laser Wavelength 810 and 940 nm Power 4.5 and 7.0 Watts	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal and other soft tissue surgical applications.

Cosmetic: Gingivectomy, gingivoplasty and tooth whitening.

	Hygiene: Curettage and sulcular debridement	• Color touch screen with 15 pre-sets • ComfortPulse • Wireless foot pedal • Totally portable, lightweight

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase and ezlase systems use disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers and hand pieces that the dental practitioner will replace at some point after initial purchase of the laser system. For our ezlase system, we manufacture and sell tooth whitening gel kits.

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

Manufacturing

Our corporate headquarters in Irvine, California is 57,000 square feet, with approximately 20,000 square feet dedicated to manufacturing and warehouse. All of our manufacturing, assembly and testing occurs at this facility. Our facility is ISO 13485:2003 certified. ISO 13485 certification provides guidelines for quality of company systems associated with the design, manufacturing, installation and servicing of company products. In addition, our U.S. facility is registered with the FDA and is compliant with the FDA’s Good Manufacturing Practice guidelines.

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

Marketing and Sales

Marketing

We currently market our laser systems in the United States and worldwide. Our marketing efforts are focused on increasing brand and specific product awareness among dental practitioners. We continue to explore methods to increase awareness of the benefits of our products by marketing directly to patients.

Dental Practitioners.  We currently market our laser systems to dental practitioners through regional, national and international trade publications, events, meetings and seminars. We also use brochures, direct mailers, press releases, posters and other promotional materials, as well as print and electronic media news coverage. In 2002, we founded the World Clinical Laser Institute to formalize our efforts to educate and train dental practitioners in laser dentistry. The Institute conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers and academicians, including one, two and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools and laboratories which use our products in training and demonstrations. We believe these relationships will increase awareness of our products.

Patients.  We market the benefits of our laser systems directly to patients through marketing and advertising programs, including print and broadcast media, local television news and radio spots, as well as product placements of our laser systems on television programs. We believe that making patients aware of our laser systems and their benefits will increase demand for our products.

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

International revenue accounts for a significant portion of our total revenue. International revenue accounted for approximately 25%, 38% and 37% of our net revenue in 2008, 2007 and 2006, respectively. Net revenue in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 16%, 29%, and 27% of our net revenue in 2008, 2007 and 2006, respectively. Net revenue in Europe, Middle East and Africa (“EMEA”) accounted for approximately 8%, 9%, and 10% of net revenue in 2008, 2007 and 2006, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$48,526	$41,598	$43,674
Europe, Middle East and Africa	5,453	6,139	7,045
Canada, Asia, Latin America and Pacific Rim	10,646	19,152	18,981

	$64,625	$66,889	$69,700

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

In August 2006, we entered into a distribution agreement, or License and Distribution Agreement, with Henry Schein, Inc., or Henry Schein, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted Henry Schein the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement had an initial term of three years, following which it would automatically renew for an additional period of three years, provided that Henry Schein achieved its minimum purchase requirements.

On May 9, 2007, we entered into Addendum No. 1 to License and Distribution Agreement with Henry Schein, which addendum was effective as of April 1, 2007 and modified the License and Distribution Agreement entered into with Henry Schein on August 8, 2006, to add the terms and conditions under which Henry Schein has the exclusive right to distribute our new ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase system. If Henry Schein has not met the minimum purchase requirement for any 12-month period ending on March 31, we will have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

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

On December 23, 2008, we entered into a letter agreement with HSIC which extended the initial term of the License and Distribution Agreement to December 31, 2010.

On February 27, 2009, we entered into a letter agreement with HSIC which adjusted the initial term of the License and Distribution Agreement through March 31, 2010.(See Liquidity and Capital Resources) This amendment includes certain minimum purchase requirements through the term of the agreement. HSIC also has the option to extend the term of the Agreement for two additional one-year terms which require certain minimum purchase requirements. In addition, HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place.

International Direct Sales.  Through 2008, we sold products in Germany, Spain, Australia and New Zealand through direct sales forces from our company sales and service locations in those respective countries. In the first quarter of 2009, we began transitioning sales in these countries from direct sales to distribution through HSIC.

International Distributors.  We sell products outside the United States through a network of independent distributors. Our distributors purchase systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain exclusivity.

Customer Service.  We provide maintenance and support services through our support hotline, field and factory service technicians and our network of factory-trained third-party service technicians. We currently provide maintenance and support services in the United States and Canada through our employee service technicians. We provide parts to distributors at no additional charge for products covered under warranty. We maintain a network of service technicians trained at our factory locations, who provide maintenance and support services in all other countries where we do business. Our international distributors are responsible for providing maintenance and support services for products sold by them. We are in the process of transitioning service in Germany, Spain, Australia and New Zealand to HSIC. We provide parts to distributors at no additional charge for products covered under warranty.

Financing Options.  Many dentists finance their purchases through third-party leasing companies, banks, or lessors. In the United States and Canada, third party customers enter into a lease with a lessor who purchases the product from HSIC. We are not party to the lease. The lessee pays the lessor in installments, we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease.

Engineering and Product Development

Engineering and development activities are essential to maintaining and enhancing our business. We believe our engineering and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of approximately 16 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including two Ph.Ds. During the years ended December 31, 2008, 2007 and 2006, our engineering and development expenses were approximately $5.6 million, $5.1 million and $4.9 million, respectively. Our current engineering and development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Examples of improvements being pursued include faster cutting speed, ease of use, less need for anesthesia injections, and an expanded portfolio of consumable products for use with our laser systems. We also devoted resources in 2006 to develop a new, compact, state-of-the-art diode laser system called ezlase, for which we received FDA 510(k) clearance in January 2007. We started marketing and selling the ezlase system in February 2007. In February 2008, we received FDA 510(k) clearance for root canal disinfections using our Waterlase systems. In February 2009, we announced the release of our Waterlase MD Turbo All-Tissue Dental Laser System.

We also devote engineering and developments resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. We believe our laser technology and developments capabilities could be applicable in the pain management, aesthetic/dermatology, veterinary and consumer products markets. For example, in February 2008, we received 510(k) clearance from the FDA to allow us to market our Waterlase MD for use in certain specific dermatological applications as well as general and plastic surgery.

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

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our technology. We have approximately 134 issued patents and more than 189 pending patent applications. Approximately two-thirds of our patents were granted in the United States, and the rest were granted in Europe and other countries around the world. Our patents cover the use of laser technologies and fluids for dental, medical, cosmetic and industrial applications, as well as laser characteristics, accessories, future technological developments, fluid conditioning and other technologies and methods for dental, medical and aesthetic applications. We have numerous patent applications pending worldwide and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 70% of these patents provide market protection for our core technologies incorporated in our laser systems, including the Waterlase systems, which accounted for approximately 62% of our net revenue in 2008, approximately 68% of our net revenue in 2007 and approximately 79% of our net revenue in 2006. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: fifteen in 2009, twelve in 2010, eight in 2011 and ten in 2012 with the majority having expiration dates ranging from 2013 to 2023. With more than 189 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material effect on our business.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, together with BL Acquisition II, Inc., we filed demurrers and a motion to strike that, in essence, requests the court to dismiss Diodem’s complaint. On June 20, 2008 the Court denied the demurrers and the motion and on July 21, 2008 we filed an answer to the complaint denying the allegations. On October 15, 2008 the lawsuit was dismissed with prejudice by Diodem pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make four payments to Diodem totaling approximately $950,000 through 2010, of which $85,000 will be paid by our liability insurance carriers. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. Related to this matter, we incurred approximately $1.2 million in charges for the settlement and associated legal fees in the third quarter ended September 30, 2008, which reflected all the settlement payments to be made over the next two years.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Our success will depend in part on our not infringing patents issued to others including our competitors and potential competitors. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by U.S. or international patents held by them. In addition, our competitors may assert that future products and methods we may market infringe their patents.

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow® and Waterlase® are registered trademarks of Biolase Technology, Inc., and Diolasetm, Comfort Jettm, HydroPhotonicstm, LaserPaltm, Comfortpulsetm, MD Goldtm, WCLItm, World Clinical Laser Institutetm, Waterlase MDtm, HydroBeamtm, SensaTouchtm, Occulasetm and C100tm are trademarks of BIOLASE Technology, Inc.

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase systems primarily compete with laser systems manufactured by Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystals, Lares, the U.S. distributor of Fotona, a European company and Syneron. In the international market, our Waterlase systems compete primarily with products manufactured by several additional companies, including Fotona, KaVo and Deka Dental Corporation.

Our Waterlase systems also compete with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our Diode systems, including ezlase, compete with other semiconductor diode lasers, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. In the market for teeth whitening, our ezlase system competes with other products and instruments used by dentists, as well as teeth whitening strips and other over-the-counter products.

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

Some of the manufacturers that develop competing laser systems have significantly greater financial, marketing and technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to those performed by our laser systems.

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

In 2002, 2003, 2004, 2008 and 2009, our Waterlase system became the first laser system to receive FDA clearance for several new types of dental procedures. We also received clearance in 2002 to market this system for cutting, shaving, contouring and resection of oral osseous tissues, or bone. In January 2003, we received FDA clearance to market the Waterlase system for use in apicoectomy surgery, a procedure for root canal infections and complications that includes cutting gum, bone (to access the infected area) and the apex of the tooth to access the infected area. The clearance also encompasses flap surgical procedures. Flaps are frequently created in conjunction with many procedures, including periodontal, implant placement and recovery, extraction of wisdom teeth, and exposure of impacted teeth. In January 2004, our Waterlase system received FDA clearance for several new bone, periodontal and soft tissue procedures, including removal of bone to correct defects and create physiologic contours of bone, resection of bone to restore architecture, resection of bone for grafting, preparing full, partial and split thickness flaps for periodontal surgery and removal of granulation tissue from bony defects. In February 2008, we received 510(k) clearance from the FDA for root canal disinfection using our Waterlase MD. In June 2008, our Waterlase C100 All-Tissue Dental Laser System received FDA 510(k) clearance. In February 2009, we received FDA 510(k) clearance for our Waterlase MD Turbo All-Tissue Dental Laser System.

In addition, in July 2006, we received 510(k) clearance from the FDA for our Oculase MD laser for general ophthalmic soft tissue surgical indications such as incision, excision, vaporization and coagulation of ocular tissue and tissue surrounding the eye and orbit. In January 2008, we received 510(k) clearance from the FDA to allow us to market our Waterlase MD for use in dermatological applications as well as general and plastic surgery.

In January 2007, we received 510(k) clearance from the FDA to market ezlase, our new soft tissue diode laser system. In November 2008, we received FDA 510(k) clearance to market a 10W version of our ezlase. In December 2008, we received FDA 510(k) clearance for tooth whitening using our ezlase system.

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

Various state dental boards allow dental hygienists to use lasers to perform certain dental procedures. In addition, dental boards in a number of states are considering educational requirements regarding the use of dental lasers. The scope of these restrictions and educational requirements is not now known, and they could have an adverse effect on sales of our laser-based products.

International

Foreign sales of our laser system products are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. We have a CE Mark for our Waterlase and Diode systems, which permits us to commercially distribute these systems throughout the European Union. We rely on export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions. We are currently working to meet certain foreign country regulatory requirements for certain of our products, including those in Japan. There can be no assurance that additional approvals in Japan or elsewhere will be obtained.

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

Employees

At December 31, 2008, we employed approximately 180 people, of which there were 61 in manufacturing and quality and control, 16 in research and development, 50 in sales and sales support, 28 in customer technical support and 25 in administration. Subsequent to December 31, 2008, we continued the implementation of our cost reduction measures including beginning the wind down of our foreign direct operations. As of February 28, 2009 we employed approximately 146 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

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

Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. If any of the following risks actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. Further, additional risk not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

Risks Relating to Our Business

We may have difficulty achieving profitability and may experience additional losses.

We have an accumulated deficit of $89.7 million at December 31, 2008. We recorded net losses of $9.1 million and $7.3 million for the years ended December 31, 2008 and 2007, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

The general slowdown of the economy and uncertainties in the global financial markets, our reliance on a primary distributor, and our lack of financing may adversely affect our liquidity, operating results, and financial condition.

We are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. In addition, on February 5, 2009, our loan agreement with our bank was terminated. We presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. We may not be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.

Our business is sensitive to changes in general economic conditions. Financial markets inside the United States and internationally have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions may:

•	reduce demand for our products and services, increase order cancellations and result in longer sales cycles and slower adoption of new technologies;

•	increase the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;

•	increase price competition in our served markets;

•	result in supply interruptions, which could disrupt our ability to produce our products.

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

Through 2008, we employed direct sales representatives in certain European countries, Australia and New Zealand. In the first quarter of 2009, we began the process of transitioning our sales organizations in those countries to distributors. We also rely on independent distributors for a substantial portion of our sales in other countries outside of the United States and Canada. For the year ended December 31, 2008, revenue from international distributors accounted for approximately 13% of our total revenue. For the year ended December 31, 2007, revenue from international distributors accounted for approximately 19% of our total sales, and one distributor accounted for more than 10% of our revenue. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors and upon the efforts of these third parties. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. If we are unable to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, our revenues could decline significantly.

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

Additionally, on February 27, 2009, we entered into an agreement with HSIC in which HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place.

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

We frequently do not use written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends in part on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase systems are each supplied by a separate single supplier. Our dependence on single-source suppliers involved several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our single-source suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our business efforts and adversely affect our ability to generate sales. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

We compete with a number of domestic and foreign companies that market traditional dental products, such as dental drills, as well as companies that market laser technologies in the dental and medical markets, including Hoya ConBio, a subsidiary of Hoya Photonics, OpusDent Ltd., a subsidiary of Lumenis, KaVo, Deka Dental Corporation, Ivoclar Vivadent AG, and Fotona d.d. If we do not compete successfully, our revenue and market share may decline. Some of our competitors have greater financial, technical, marketing or other resources than we have, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. The ability of our competitors to devote greater financial resources to product development requires us to work harder to distinguish our products through improving our product performance and pricing, protecting our intellectual property, continuously improving our customer support, accurately timing the introduction of new products and developing sustainable distribution channels worldwide. In addition, we expect the rapid technological changes occurring in the healthcare industry to lead to the entry of new competitors, particularly if dental and medical lasers gain increasing market acceptance. We must be able to anticipate technological changes and introduce enhanced products on a timely basis in order to grow and remain competitive. Many of these new competitors would be practitioners focusing on a specific product or market segment, making it more difficult for us to expand our overall market position. If these companies become successful, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand our sales. New competitors or technological changes in laser products and methods could cause commoditization of our products, require price discounting or otherwise adversely affect our gross margins and our financial condition.

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

If we experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded, which will place significant demands on our management, distract management from our business plan and increase expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include, among others:

•	maintaining our cost structure at an appropriate level based on the revenue we generate;

•	managing manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and controls; and

•	managing operations and international distributors in multiple locations and multiple time zones.

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

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology; however, we cannot assure that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors may independently develop similar products, duplicate our products or design products that circumvent our patents. Additionally, the laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. In addition, there are numerous proposed changes to the patent laws and rules of the U.S. Patent and Trademark Office which, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, Congress is considering several significant changes to the U.S. patent laws, including (among other things) changing from a “first to invent” to a “first inventory to file” system, limiting the time for which a patentee may file a patent suit, requiring the apportionment of patent damages, and creating a post-grant opposition process to challenge patents after they have issued. If we fail to protect our intellectual property rights adequately, our competitive position and financial condition may be harmed.

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

We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury and insurance coverage. Some of these lawsuits include claims for punitive as well a compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlement or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures. In addition, developments in legal proceedings in any given period may require us to record loss contingency estimates in our financial statements, which could adversely affect our results of operations in any period.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal year 2008, international sales accounted for approximately 25% of our net revenue, as compared to approximately 38% of our net revenue in fiscal year

2007 and approximately 37% of our net revenue in fiscal 2006. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations, including our operations in Germany, Spain, Australia and New Zealand, are subject to many inherent risks, including among others:

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

We believe that international sales will continue to represent a significant portion of our net revenue, and we intend to expand our international operations further. Our direct net revenue in Australia, Germany, New Zealand and Spain is denominated principally in local currency, while our net revenue in other international markets is primarily in U.S. dollars. As a result, an increase in the relative value of the dollar against these currencies would lead to less income from those sales, unless we increase prices, which may not be possible due to competitive conditions. We could experience losses from foreign transactions if the relative value of the dollar were to increase in the future. Additionally, in international markets where our sales are denominated in U.S. dollars, an increase in the relative value of the dollar against the currency in such markets could indirectly increase the price of our products in those markets and result in a decrease in sales. Furthermore, increases or decreases in the U.S. dollar or foreign currencies could result in significant period to period fluctuations of our operating results. For example, in 2007, we recognized a gain of $1.4 million on foreign currency transactions due to fluctuations in currency rates. In mid-October 2008, we significantly reduced the inter-company payable due from the foreign subsidiaries to us by making an approximately equal capital contribution which did not result in a significant change in global cash positions. However, subsequent to the contribution date, foreign currency transactions gains and losses recorded on the remaining inter-company balances are expected to be significantly reduced. Additionally, we are in the process of transitioning from direct sales through our foreign subsidiaries to sales through distributors. Therefore, the amount of inter-company transactions and related balances will likely be reduced. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations, although we may consider doing so in the future.

Expenses relating to our foreign operations are paid in local currencies, therefore, an increase in the value of the local currencies relative to the dollar would increase the expenses associated with those operations and reduce our earnings. In addition, we may experience difficulties associated with managing our operations remotely and complying with local regulatory and legal requirements for maintaining our operations in that country. Any of these factors may adversely affect our future international revenue and, consequently, negatively impact our business and operating results.

Our products are subject to recall even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management’s attention and financial resources and harm our reputation with customers. Any recall involving our laser systems could harm the reputation of the product and our company and would be particularly harmful to our business and financial results, in part because the laser systems compose such an important part of our portfolio of products.

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

The recent financial crisis and general slowdown of the economy may adversely affect the credit availability and liquidity of our dental customers and suppliers.

The credit availability and liquidity of our customers and suppliers may be materially affected by the current financial crisis. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. We currently sell our products primarily to dentists in general practice. These dentists often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates increase or the availability of credit is otherwise negatively impacted by market conditions, these financing arrangements will be more expensive to our dental customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2008, approximately $59.5 million of net operating loss carryforwards were available to us for federal income tax purposes. A detailed analysis will be required at the time we begin utilization of any net operating losses to determine if there is a Section 382 limitation. In addition, any ownership changes qualifying under Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

In December 1998, we adopted a stockholder rights plan, which was extended in December 2008, pursuant to which one preferred stock purchase right was distributed to our stockholders for each share of our common stock held. In connection with the stockholder rights plan, the Board of Directors has designated 500,000 shares of Series B Junior Participating Cumulative Preferred Stock. If any party acquires 15% or more of our outstanding common stock while the stockholder rights plan remains in place (i.e., if such party does not negotiate with the Board of Directors, which has the power to redeem the rights and terminate the plan), the holders of these rights (other than the party acquiring the 15% position) will be able to purchase shares of our common stock (or other securities or assets) at a discounted price, causing substantial dilution to the party acquiring the 15% position. Following the acquisition of 15% or more of our stock by any person (without a redemption of the rights or a termination of the stockholder rights plan by the Board of Directors), if we are acquired by or merged with any other entity, holders of these rights (other than the party acquiring the 15%

position) will also be able to purchase shares of common stock of the acquiring or surviving entity if the stockholder rights plan continues to remain in place.

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

We have issued and will continue to issue convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. As of December 31, 2008, we had options and warrants to purchase 4,581,000 shares of our common stock outstanding, of which options and warrants to purchase 2,786,000 shares of common stock were exercisable. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

We may not be able to maintain effective internal controls.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2008, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that no material weaknesses in our internal control over financial reporting existed as of December 31, 2008, and concluded that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria of the Internal Control — Integrated Framework issued by COSO. Management determined that one material weakness in our internal control over financial reporting existed as of December 31, 2007, and therefore concluded that our internal control over financial reporting was not effective as of December 31, 2007. This material weakness was remediated in the first quarter of 2008.

While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting and take appropriate remediation efforts to address any identified control weaknesses or deficiencies, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

If future data proves to be inconsistent with our clinical results, our revenues may decline.

If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Furthermore, physicians may choose not to purchase our laser systems until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our laser systems are effective for dental applications.

If we are unable to attract and retain personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract qualified replacement personnel. Changes in our senior management and on the Board may be disruptive to our business, and, during this a transition period, there may be uncertainty among investors, vendors, customers, rating agencies, employees and others concerning our future direction and performance. In the first quarter of 2009, we issued a press release announcing that, effective March 5, 2009; Jake P. St. Philip resigned from his position as Chief Executive Officer, and the Board of Directors appointed our Chief Financial Officer, David M. Mulder, to the position of Chief Executive Officer. If we are unable to effectively manage and maintain our business through this transition in management, including the timely hiring of a new Chief Financial Officer, our results of operations and financial condition may be adversely affected.

Our future success also depends on our ability to attract and retain additional qualified management, engineering, sales and marketing and other highly skilled technical personnel.

Any failure in our efforts to train dental practitioners could reduce the market acceptance of Waterlase Dentistry and reduce our revenues.

There is a learning process involved for dental practitioners to become proficient in the use of our laser systems. It is critical to the success of our sales efforts to adequately train a sufficient number of dental practitioners and to provide them with adequate instruction in the use of our laser systems. Following completion of training, we rely on the trained dental practitioners to advocate the benefits of our products in the broader marketplace. Convincing dental practitioners to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If dental practitioners are not properly trained, they may misuse or ineffectively use our products, or fail to recognize the benefits provided by our laser systems. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our laser systems.

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

Although we have obtained 510(k) clearance from the FDA to market our dental laser systems, we cannot assure you that the clearance of these systems will not be withdrawn or that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In January 2006, we entered into a five-year lease for our 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California. We believe that our current facility will be sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

Our wholly-owned subsidiary, BIOLASE Europe, owns a facility totaling approximately 20,000 square feet of space in Floss, Germany. In addition, we lease facilities in Australia and New Zealand. During the first quarter of 2009, we began the process of transitioning our international direct sales operations to a distributor model. As part of this transition, we expect to sell the Floss land and building and exit the facility leases in Australia and New Zealand. Other than the land and building in Germany, with a recorded net book amount of approximately $679,000, the majority of our long-lived assets are located in the United States.

Item 3.	Legal Proceedings

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, together with BL Acquisition II, Inc., we filed demurrers and a motion to strike that, in essence, requests the court to dismiss Diodem’s complaint. On June 20, 2008 the Court denied the demurrers and the motion and on July 21, 2008 we filed an answer to the complaint denying the allegations. On October 15, 2008 the lawsuit was dismissed with prejudice by Diodem pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make four payments to Diodem totaling approximately $950,000 through 2010, of which $85,000 will be paid by our liability insurance carriers. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. Related to this matter, we incurred approximately $1.2 million in charges for the settlement and associated legal fees in the third quarter ended September 30, 2008, which reflects all the settlement payments to be made over the next two years.

National Laser Technology, Inc, or NLT, buys used dental lasers, predominately those originally sold by Biolase, and resells them to other dentists. On August 19, 2008, NLT brought an action against us in federal court in the Southern District of Indiana. NLT alleged that we violated Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 17200 et seq. of the California Unfair Competition Act and tortiously interfered with NLT’s business relationships and prospective business advantage. NLT seeks a monetary award of three times the unquantified damages that NLT has allegedly sustained because of our alleged Sherman Act violations, unquantified damages for the rest of the claims, punitive damages and preliminary and permanent injunctive relief. On October 6, 2008, we answered the complaint, asserted several affirmative defenses and filed a counterclaim. We alleged that NLT violated Sections 1114 and 1125(a) of the Lanham Act and Section 17200 et seq. of the California Unfair Competition Act. We seek unquantified damages and a permanent injunction. NLT amended its Complaint on December 23, 2008, to add a claim for conspiracy to monopolize in violation of Section 2 of the Sherman Act; we answered the Amended Complaint on January 15, 2009. We amended our counterclaims on February 19, 2009 to add a claim for federal copyright infringement and to seek associated damages. On October 21, 2008, NLT filed a motion for a preliminary injunction seeking to enjoin us from certain actions that NLT alleged violated section 1 and 2 of the Sherman Act. On November 24, 2008, we filed a motion for preliminary injunction seeking to enjoin NLT from selling modified Biolase lasers or using Biolase’s trademarks. Both motions are currently pending, and oral argument is scheduled for March 23, 2009. On March 10, 2009, we filed a motion to strike one of NLT’s witnesses from testifying at the preliminary injunction hearing or, in the alternative, continuing the hearing. That motion has not been ruled on.

On December 19, 2005, we entered into a Vendor Agreement with National Technology Leasing Corporation, or NTLC, in which NTLC was designated as our “Preferred Leasing/Financing Provider.” In September 2006, we gave notice to NTLC of the termination of the Vendor Agreement, and subsequently entered into a financing and distribution agreement with Henry Schein, Inc. On August 26, 2008, NTLC filed a lawsuit against us, Henry Schein, Inc. and a former employee of NTLC in California Superior Court in Placer County. NTLC alleges that we breached the Vendor Agreement by failing to provide the required notice of termination and asserts a claim for damages without specifying an amount. On October 10, 2008, we answered the complaint and asserted several affirmative defenses. On March 2, 2009, the lawsuit was dismissed with prejudice by NTLC pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make two payments to NTLC totaling approximately $20,000 during the first and second quarters of 2009. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law.

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

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “BLTI.” During the period in 2006 in which we have not been in compliance with NASDAQ rules, our stock has traded under the symbol “BLTIE.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Stock Market LLC and the dividends per share paid by us for each quarter of 2008 and 2007:

	High	Low

Fiscal Year Ended December 31, 2008
First Quarter	$4.64	$2.22
Second Quarter	4.05	2.38
Third Quarter	3.47	1.69
Fourth Quarter	2.16	0.55
Fiscal Year Ended December 31, 2007
First Quarter	$10.09	$7.89
Second Quarter	10.50	5.70
Third Quarter	8.10	5.51
Fourth Quarter	7.00	2.20

No dividends were paid by us during 2008 or 2007.

As of March 11, 2009, the total number of record holders of our common stock was approximately 197. Based on information provided by our transfer agent and registrar, we believe that there are approximately 5,837 beneficial owners of our common stock.

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

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2003, the last trading day before our 2004 fiscal year, through the end of fiscal 2008 with the cumulative total return on $100 invested for the same period in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Biolase Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2003
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2008

	Years Ended December 31,
	2003	2004	2005	2006	2007	2008
Biolase Technology, Inc.	$100.00	$65.72	$48.50	$53.11	$14.32	$9.04

NASDAQ Composite Index	100.00	110.06	112.92	126.61	138.33	80.65

NASDAQ Medical Equipment	100.00	117.61	133.99	139.10	177.55	98.76

(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of BIOLASE Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$64,625	$66,889	$69,700	$61,980	$60,651
Cost of revenue(1)	31,963	32,364	33,211	31,051	24,642

Gross profit	32,662	34,525	36,489	30,929	36,009

Other income, net	—	—	6	80	32

Operating expenses:
Sales and marketing(1)	22,040	26,648	24,400	24,730	23,126
General and administrative(1)	12,006	10,941	11,709	16,869	11,506
Engineering and development(1)	5,580	5,104	4,876	6,390	3,576
Patent infringement legal settlement(3)	1,232	—	348	—	6,446
Impairment of intangible asset(4)	232	—	—	—	747
Impairment of property, plant and equipment(5)	355	—	—	—	—
Restructuring charge(2)	—	802	—	—	—

Total operating expenses	41,445	43,495	41,333	47,989	45,401

(Loss) income from operations	(8,783)	(8,970)	(4,838)	(16,980)	(9,360)
Non-operating (loss) income	(225)	1,853	311	(261)	559

(Loss) income before income taxes	(9,008)	(7,117)	(4,527)	(17,241)	(8,801)
Income tax provision	121	163	162	269	14,413

Net (loss) income as reported	$(9,129)	$(7,280)	$(4,689)	$(17,510)	$(23,214)

Net (loss) income per share:
Basic	$(0.38)	$(0.31)	$(0.20)	$(0.76)	$(1.00)
Diluted	(0.38)	(0.31)	(0.20)	(0.76)	(1.00)
Dividends declared and paid, per share	$0.00	$0.00	$0.00	$0.03	$0.03
Shares used in computing net (loss) income per share:
Basic	24,178	23,853	23,472	23,051	23,181
Diluted	24,178	23,853	23,472	23,051	23,181
Consolidated Balance Sheet Data*:
Working capital	$5,023	$10,993	$17,299	$12,822	$29,950
Total assets	35,708	44,308	48,578	45,129	58,746
Long-term liabilities	2,547	3,034	4,922	202	3,623
Stockholders’ equity	9,390	16,491	21,966	21,294	33,978

(1)	2008, 2007 and 2006 includes $1.7 million, $1.3 million and $1.5 million, respectively, in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative and engineering and development expenses.

(2)	Refer to Note 11 in the notes to the Consolidated Financial Statements.

(3)	Refer to Note 7 in the notes to the Consolidated Financial Statements.

(4)	Refer to Note 4 in the notes to the Consolidated Financial Statements.

(5)	Refer to Note 1 in the notes to the Consolidated Financial Statements.

*	Certain amounts have been reclassified to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. Since 1998, we have sold approximately 7,200 Waterlase systems including over 3,300 Waterlase MD systems and more than 12,000 laser systems in total in over 50 countries.

We offer two categories of laser system products: (i) Waterlase systems and (ii) Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We also offer our diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening.

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

On December 23, 2008, we entered into a letter agreement with HSIC to extend the term of the agreement through December 31, 2010.

On February 27, 2009, we entered into a letter agreement with HSIC amending the term of the License and Distribution Agreement through March 31, 2010.(See Liquidity and Capital Resources) This amendment includes certain minimum purchase requirements through the term of the agreement. HSIC also has the option to extend the term of the Agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place.

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

Valuation of Goodwill and Other Intangible Assets.  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2008, 2007 and 2006, and concluded there had been no impairment in trade names and no impairment in goodwill. Due to the decline in our stock price and market capitalization during the fourth quarter of 2008 caused by adverse equity market conditions and the general economic environment, we updated our impairment analysis. We concluded that there had not been any impairment. However, we will closely monitor our stock price and market capitalization and will perform such analysis on a quarterly basis, if needed. If our stock price and market capitalization continue to decline, we may need to impair our goodwill and other intangible assets. At December 31, 2008, as a result of our new Waterlase Dentistry branding strategy, we recorded an impairment of trade names in the amount of $232,000. During the period June 30, 2008 through December 31, 2008, we reviewed critical indicators and determined that no other triggering events occurred that would have a material effect on the value of the remaining assets.

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

Income Taxes.  Based upon our operating losses during 2008 and 2007 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2008 will not be realized, excluding a portion of the foreign deferred assets in the amount of $29,000. Consequently, we established a valuation allowance against our net deferred tax asset, excluding the foreign operations, in the amount of $27.4 and $25.8 million as of December 31, 2008 and December 31, 2007, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing or contractual arrangements.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, expressed as percentages of revenue:

	Years Ended December 31,
	2008	2007	2006

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	49.5	48.4	47.6

Gross profit	50.5	51.6	52.4

Operating expenses:
Sales and marketing	34.1	39.8	35.0
General and administrative	18.5	16.4	16.8
Engineering and development	8.6	7.6	7.0
Patent infringement legal settlement	1.9	—	0.5
Impairment of intangible asset	0.4	—	—
Impairment of property, plant and equipment	0.6	—	—
Restructuring	—	1.2	—

Total operating expenses	64.1	65.0	59.3

Loss from operations	(13.6)	(13.4)	(6.9)
Non-operating (loss) income, net	(0.3)	2.8	0.4

Loss before income taxes	(13.9)	(10.6)	(6.5)
Income tax provision	0.2	0.3	0.2

Net loss	(14.1)%	(10.9)%	(6.7)%

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

The following table summarizes our net revenues by category for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006

Waterlase systems	$40,328	62%	$45,279	68%	$55,161	79%
Diode systems	12,040	19%	9,453	14%	3,557	5%
Non-laser systems	8,642	13%	8,353	12%	10,134	15%

Products and services	61,010	94%	63,085	94%	68,852	99%
License fees and royalty	3,615	6%	3,804	6%	848	1%

Net revenue	$64,625	100%	$66,889	100%	$69,700	100%

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Net Revenue.  Net revenue for the year ended December 31, 2008 was $64.6 million, a decrease of $2.3 million, or 3%, as compared with net revenue of $66.9 million for the year ended December 31, 2007.

Laser system net revenues decreased by approximately 4% in 2008 compared to 2007. Sales of our Waterlase systems decreased $5.0 million, or 11%, for the year ended December 31, 2008 compared to the prior year. We feel the continued adverse worldwide economic environment has been a significant cause for the decreased sales as dentists may be delaying their decision to purchase higher priced capital equipment. Sales of our Diode systems increased $2.6 million, or 27% in 2008 compared to 2007. Our ezlase diode system, which was released in limited quantities in the first quarter of 2007, accounted for the increase.

Non-laser system net revenue, which includes consumable products, advanced training programs and extended service contracts and shipping revenue, increased by approximately 3% for the year ended December 31, 2008 as compared to the same period of 2007. An increase in training and services revenues was partially offset by a decrease in consumable product sales in 2008 compared to 2007.

Domestic revenues were $48.5 million, or 75% of net revenue, for the year ended December 31, 2008 versus $41.6 million, or 62% of net revenue, for the year ended December 31, 2007. International revenues for 2008 were $16.1 million, or 25% of net revenues compared to $25.3 million, or 38% of net revenue for 2007.

License fees and royalty income decreased to $3.6 million for 2008 from $3.8 million for 2006, as a result of lower amortization of license fees in 2008 and lower royalties received from third parties.

Gross Profit.  Gross profit for the year ended December 31, 2008 was $32.7 million, or 51% of net revenue, a decrease of $1.9 million, as compared with gross profit of $34.5 million, or 52% of net revenue for the year ended December 31, 2007. Gross profit excluding license fees and royalty revenue was 48% of products and service revenue for 2008 compared to 49% for 2007. The decrease in gross margin was a result of discounts and promotions.

Operating Expenses.  Operating expenses for the year ended December 31, 2008 were $41.4 million, or 64% of net revenue, a $2.1 million decrease as compared with $43.5 million, or 65% of net revenue for the year ended December 31, 2007. The decrease was driven mainly by our corrective actions taken in reducing sales and marketing expenses partially offset by increases in legal and legal settlement expenses.

Sales and Marketing Expense.  Sales and marketing expenses for the year ended December 31, 2008 decreased by $4.6 million, or approximately 17%, to $22.0 million, or 34% of net revenue, as compared with $26.6 million, or 40% of net revenue, for the year ended December 31, 2007. Convention and seminar expenses decreased by $2.0 million in 2008 compared to 2007. Also decreasing were commission on lower sales and travel and entertainment expenses compared to 2007. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in 2009 compared to 2008.

General and Administrative Expense.  General and administrative expenses for the year ended December 31, 2008 increased by $1.1 million, or 10%, to $12.0 million, or 19% of net revenue, as compared with $10.9 million, or 16% of net revenue, for the year ended December 31, 2007. The increase in general and administrative expenses resulted primarily from a $665,000 increase in legal fees as well as increased payroll related expense partially offset by reduced audit fees. We believe that our general and administrative expenses are likely to decrease in 2009. However, we are currently involved in certain litigation matters that may result in larger than expected fees.

Engineering and Development Expense.  Engineering and development expenses for the year ended December 31, 2008 increased by $476,000, or 9%, to $5.6 million, or 9% of net revenue, as compared with $5.1 million, or 8% of net revenue, for the year ended December 31, 2007. The increase was primarily related to an increase in payroll related expenses of $441,000. We expect to continue to invest in development projects and personnel in 2009, however, we expect the overall expense to decrease in 2009.

Patent Infringement Legal Settlement.  In October 2008, we reached a settlement agreement with Diodem, LLC and recorded a charge of $1.2 million for the settlement and associated legal fees.

Impairment of Intangible Asset.  In connection with our recently established product branding strategy, we have recorded an impairment of $232,000 related to trademarks.

Impairment of Property, Plant and Equipment.  In the first quarter of 2009, we made the decision to begin transitioning our sales in Germany from direct through our foreign subsidiary to sales through a distributor. In connection with this transition, we have placed our buildings located in Floss, Germany for sale. Based on current market information and economic climate in Germany, we recorded an impairment of $355,000 on the land and building.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.  We realized a $186,000 loss on foreign currency transactions for the year ended December 31, 2008 due to our treatment of inter-company balances as short-term , compared to a $1.4 million gain on foreign currency transactions for the year ended December 31, 2007. The decrease is primarily due to changes in exchange rates between the U.S. dollar and the Euro and the Australian and New Zealand dollar and an increase in foreign currency denominated transactions and balances in 2008 compared to 2007. In mid-October 2008, we significantly reduced the inter-company payable due from the foreign subsidiaries to us by making an approximately equal capital contribution which did not result in a significant change in global cash positions. However, subsequent to the contribution date, foreign currency transactions gains and losses recorded on the remaining inter-company balances are expected to be significantly reduced. Additionally, as we transition from sales through our foreign subsidiaries to sales through distributors, the amount of inter-company transactions and related balances should be reduced.

Interest Income.  Interest income results from interest earned on our cash and investments balances. Interest income for the year ended December 31, 2008 was $118,000 as compared to $580,000 for the year ended December 31, 2007 due to lower interest rates on lower average cash balances.

Interest Expense.  Interest expense consists primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line during the year. Interest expense for the year ended December 31, 2008 was $157,000 as compared to $81,000 for the year ended December 31, 2007, due to increased borrowings in 2008 as compared to 2007.

Income Taxes.  An income tax provision of $121,000 was recognized for the year ended December 31, 2008 as compared to $163,000 for the year ended December 31, 2007. As of December 31, 2008, we had net operating loss carryforwards for federal and state purposes of approximately $59.5 million and $27.6 million, respectively, which will begin expiring in 2009. As of December 31, 2008, we had research and development credit carryforwards for federal and state purposes of approximately $835,000 and $440,000, respectively, which will begin expiring in 2011 for federal purposes and will carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Sales of our Waterlase systems comprised 68% and 79% of our net revenue for the years ended December 31, 2007 and 2006, respectively, while sales of our Diode laser systems comprised 14% and 5% of our revenue for the years ended December 31, 2007 and 2006, respectively. The increase in Diode revenue is mainly attributed to the launch of our ezlase soft tissue diode laser system in the first quarter of 2007.

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

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.  We realized a $1.4 million gain on foreign currency transactions for the year ended December 31, 2007 due to our treatment of intercompany balances as short-term , compared to a $251,000 gain on foreign currency transactions for the year ended December 31, 2006. The increase is due to changes in exchange rates between the U.S. dollar and the Euro and the Australian and New Zealand dollar and an increase in foreign currency denominated transactions and balances in 2007 compared to 2006.

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

Liquidity and Capital Resources

We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. Our basis for this is the following.

•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 146 as of February 28, 2009.

•	On February 27, 2009, we entered into a letter agreement, or Agreement, with HSIC amending the term of the License and Distribution Agreement through March 31, 2010. Included in this Agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the Agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The Agreement can be extended for two additional optional twelve month terms and the agreement which require escalation minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.

•	During the first quarter of 2009, we made the decision to begin the transition of sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to distributor. As part of the Agreement with HSIC, HSIC will become our distributor in each of these countries as well as in the future in additional foreign countries. As a result of these developments, we have begun the process of shutting down the foreign subsidiaries which have been recording significant losses ever since being established to sell direct in those countries in 2006.

•	We are in the process of reviewing our inventory levels and plan to reduce the levels to more historical year end amounts of approximately $7 million. Our new Agreement with HSIC will allow us to better forecast our inventory needs and not having inventory located at our foreign subsidiaries will help in this objective.

Although we believe that we will have sufficient resources to meet our obligations and sustain our operations during the next twelve months, there can be no assurance that the resources we believe will be available will prove to be available or sufficient, or that additional resources will be available if necessary to fund our operations. We are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. In addition, we presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. There can be no assurance that we will be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.

At December 31, 2008, we had approximately $5.0 million in net working capital, a decrease of $6.0 million from $11.0 million at December 31, 2007. Our principal sources of liquidity at December 31, 2008 consisted of our cash and cash equivalents balance of $11.2 million and a $10.0 million revolving bank line of credit with Comerica Bank (the “Lender”) of which $5.4 million was utilized as of December 31, 2008 at an interest rate of 3.5% (based on prime rate plus 0.25% as of that date).

On September 28, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (the “Lender”) which replaced the loan agreement previously held with Bank of the West (“BOW”). Under the Loan Agreement, the Lender agreed to extend a revolving loan (the “Revolving Line”) to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line could not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million could be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extended the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement would have been due and payable in full on September 28, 2009 (the “Maturity Date”), but could have been extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement beared interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property). Certain subsidiaries of ours had entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries had guaranteed the payment and performance of our obligations under the Loan Agreement.

The Loan Agreement required compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contained covenants that required Lender’s prior written consent for us, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contained customary events of default, any one of which would result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the Collateral.

On January 30, 2009, we delivered a compliance certificate to Comerica which set forth non-compliance with certain covenants under the Loan Agreement as of December 31, 2008. The loan agreement was terminated on February 5, 2009 and all outstanding balances were repaid in full with cash available on hand, and under the terms of the Loan Agreement and related note, we and certain of our subsidiaries satisfied all of our obligations under the Loan Agreement.

We are currently pursuing other credit facilities that do not contain the cash deposit requirements set forth in the Comerica Loan Agreement; however, we cannot guarantee that we will be able to obtain such a line, or otherwise obtain additional financing to support our working capital needs.

For the year ended December 31, 2008, our operating activities used cash of approximately $4.5 million, compared to cash used by operations of $3.3 million for 2007. Cash flows from operating activities in 2007 were negatively impacted by the higher net loss in 2008 compared to 2007 as explained under “Results of Operations”. The most significant change in operating assets and liabilities for the year ended December 31, 2008 as reported in our Consolidated Statements of Cash Flow was a decrease in accounts receivable of $7.5 million (before the change in allowance for doubtful accounts) partially offset by an increase of $4.9 million in inventory. The change in accounts receivable was a result of decreased revenues in the fourth quarter of 2008 compared to the fourth quarter of 2007. Also, we received accelerated payments from HSIC on invoices during the fourth quarter of 2008. The increase in inventory was primarily a result of lower than expected sales during the fourth quarter 2008.

In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of December 31, 2008 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2008 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total

Operating leases	$519	$782	$—	$—	$1,301
SurgiLight agreement	25	25	—	—	50
Insurance premium financing	732	—	—	—	732

Total	$1,276	$807	$—	$—	$2,083

In January 2008, Jake St.  Philip was appointed our Chief Executive Officer. On March 5, 2009, Mr. St. Philip resigned as our Chief Executive Officer and as a director of our Board of Directors. On March 10, 2009, we entered into a Separation and General Release Agreement, or Agreement, with Mr. St. Philip. Pursuant to the Agreement, we agreed to pay Mr. St. Philip a severance payment of $350,000 of which half will be paid on May 9, 2009 and half will be paid in twelve consecutive equal monthly installments commencing on June 1, 2009. In addition, we agreed to pay COBRA premiums on his behalf for twelve months. The Agreement superseded the Employment Agreement we had with Mr. St. Philip dated January 2, 2008.

On April 30, 2008, we appointed David M. Mulder as Chief Financial Officer. Mr. Mulder has an employment agreement that obligate us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Mulder is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $255,000 based on compensation in effect as of April 30, 2008, the date Mr. Mulder was appointed as our current Chief Financial Officer. On March 5, 2009, Mr. Mulder was appointed Chief Executive Officer and appointed to our Board of Directors.

In addition to Mr. Mulder, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.6 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

In addition to the amounts shown in the table above, $108,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $19,000, respectively, at December 31, 2008.

Our capital requirements will depend on many factors, including, among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all.

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

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

2008
Net revenue	$19,041	$18,663	$15,286	$11,635
Gross profit	9,582	10,107	7,531	5,442
Profit (loss) from operations(1)	(561)	386	(3,794)	(4,814)
Net income (loss)(1)	26	622	(4,490)	(5,287)
Net income (loss) per share(3):
Basic	0.00	0.03	(0.19)	(0.22)
Diluted	0.00	0.03	(0.19)	(0.22)

	March 31,	June 30,	September 30,	December 31,(4)
	(In thousands, except per share data)

2007
Net revenue	$15,060	$18,177	$12,812	$20,840
Gross profit	8,137	10,010	6,584	9,794
Loss from operations(2)	(1,843)	(923)	(3,589)	(2,615)
Net loss(2)	(1,723)	(901)	(3,508)	(1,148)
Net loss per share(3):
Basic	(0.07)	(0.04)	(0.15)	(0.05)
Diluted	(0.07)	(0.04)	(0.15)	(0.05)

(1)	Loss from operations and net loss includes $452,000, $440,000, $424,000 and $419,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30 and December 31, 2008, respectively.

(2)	Loss from operations and net loss includes $361,000, $329,000, $262,000 and $313,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively.

(3)	Net (loss) income per share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net (loss) income per common share amount.

(4)	In the fourth quarter of fiscal 2007, we recorded certain amounts to “Gain (loss) on foreign currency transactions” relating to prior 2007 quarters resulting in a reduction of our net loss by $1.0 million (or $0.04 per share) for the quarter and year ended December 31, 2007. The adjustments resulted from the misapplication of Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, to certain foreign-currency transactions between BIOLASE Technology, Inc. and certain of our foreign subsidiaries. We concluded that the amounts were not material to previously-reported interim periods.

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

Through February 5, 2009, we had a line of credit which beared interest at rates based on the Prime rate or LIBOR. At December 31, 2008, $5.4 million was outstanding under the line of credit at a rate of 3.5%. The line of credit was terminated on February 5, 2009 and the balance was repaid in full.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control — Integrated Framework.” Based on our evaluation under COSO Framework, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2008.

BDO Seidman, LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on our internal control over financial reporting as of December 31, 2008; their report is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
BIOLASE Technology, Inc.
Irvine, California

We have audited BIOLASE Technology, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BIOLASE Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BIOLASE Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 16, 2009

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15, 2009.

Item 11.	Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15, 2009.

There is hereby incorporated herein by reference the information appearing under the caption Equity Compensation Plan Information in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated herein by reference the information appearing under the caption Certain Relationships and Related Transactions in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15, 2009.

Item 14.	Principal Accountant Fees and Services

There is hereby incorporated herein by reference the information appearing under the caption Independent Auditor Fee Information in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)
3.2	Fourth Amended and Restated Bylaws. (Filed with Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference)
4.1	Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.2	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.3	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (included in Exhibit 3.1.)
4.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.5	Rights Agreement dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)
4.6	Amendment to Rights Agreement, dated December 19, 2008, between Biolase Technology, Inc. and Computershare Trust Company, N.A. (Filed with the Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference)
4.7	Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)

Exhibit
Number		Description

4.8		Warrant to Purchase 81,037 shares of Common Stock of Biolase Technology, Inc. issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.9		Registration Rights Agreement between Biolase Technology, Inc. and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.10		Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10.1		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.2		BIOLASE and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.3		Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10	.4*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)
10	.5*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10	.6*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.7*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.8*	2002 Stock Incentive Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)
10	.9*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10.10		2002 Stock Incentive Plan (Filed with Registrant’s definitive Proxy Statement filed April 10, 2007 and incorporated herein by reference.)
10	.11†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and Biolase Technology, Inc. (Filed January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.12†	License Agreement between SurgiLight, Inc. and Biolase Technology, Inc. dated February 3, 2005 (Filed March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.13*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10	.14*	Form of Resale Restriction Agreement dated December 16, 2005 between Registrant and certain key employees and officers. (Filed December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.15*	Resale Restriction Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10.16		Lease dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed January 17, 2006 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.17†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.)

Exhibit
Number		Description

10	.18†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference.)
10	.19†	License and Distribution Agreement dated as of August 8, 2006 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)
10	.20†	Addendum 1 to License and Distribution Agreement dated as of April 1, 2007 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 and incorporated herein by reference.)
10	.21†	Amendment to the License and Distribution Agreement dated February 29, 2008, by and between Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.22		Letter Agreement dated as of December 23, 2008 by and among Biolase Technology, Inc. and Henry Schein, Inc.
10.23		Employment Agreement dated January 2, 2008 between the Registrant and Jake P. St. Philip (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.24		Stock Option Agreement dated March 7, 2008 between the Registrant and Jake P. St. Philip (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.25		Employment Agreement dated April 29, 2008 between the Registrant and David M. Mulder (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 8, 2008 and incorporated herein by reference.)
10.26		Separation and General Release Agreement dated January 22, 2008 between the Registrant and Keith G. Bateman (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.27		Separation and General Release Agreement dated January 31, 2008 between the Registrant and Jeffrey W. Jones (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.28		Settlement Agreement between the Registrant and Diodem LLC dated September 30, 2008.
14.1		Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP
24.1		Power of Attorney (included in Signature page).
31.1		Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of interim CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of interim CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biolase Technology, Inc.,
a Delaware Corporation
(registrant)

By:	/s/ DAVID M. MULDER
David M. Mulder
Chief Executive Officer

Dated: March 16, 2009

POWER OF ATTORNEY

We, the undersigned officers and directors of BIOLASE Technology, Inc., do hereby constitute and appoint David M. Mulder and Frederick M. Capallo, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID M. MULDER David M. Mulder	Chief Executive Officer, (Principal Executive Officer) and Director	March 16, 2009

/s/ FREDERICK M. CAPALLO Frederick M. Capallo	Interim Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ GEORGE V. D’ARBELOFF George V. d’Arbeloff	Director and Chairman of the Board	March 16, 2009

/s/ FEDERICO PIGNATELLI Federico Pignatelli	President, Director and Chairman Emeritus	March 16, 2009

/s/ ROBERT M. ANDERTON, DDS Dr. Robert M. Anderton	Director	March 16, 2009

Signature	Title	Date

/s/ DANIEL S. DURRIE, M.D. Daniel S. Durrie, M.D.	Director	March 16, 2009

/s/ NEIL J. LAIRD Neil J. Laird	Director	March 16, 2009

/s/ JAMES LARGENT James Largent	Director	March 16, 2009

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BIOLASE Technology, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE Technology, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule as of and for the years ended December 31, 2008, 2007 and 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE Technology, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BIOLASE Technology Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 16, 2009

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$11,235	$14,566
Accounts receivable, less allowance of $526 and $1,033 in 2008 and 2007, respectively	3,758	11,266
Inventory, net	12,410	7,627
Prepaid expenses and other current assets	1,391	2,317

Total current assets	28,794	35,776
Property, plant and equipment, net	3,040	4,040
Intangible assets, net	613	1,208
Goodwill	2,926	2,926
Deferred tax asset	29	50
Other assets	306	308

Total assets	$35,708	$44,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,404	$3,552
Accounts payable	7,509	6,151
Accrued liabilities	8,255	9,431
Deferred revenue, current portion	2,603	5,649

Total current liabilities	23,771	24,783
Deferred tax liabilities	376	342
Deferred revenue — long-term	1,875	2,236
Other liabilities — long-term	296	456

Total liabilities	26,318	27,817

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 26,208 and 25,967 shares issued in 2008 and 2007, respectively; 24,244 shares and 24,003 shares outstanding in 2008 and 2007, respectively	27	26
Additional paid-in capital	115,698	113,430
Accumulated other comprehensive (loss) gain	(187)	54
Accumulated deficit	(89,749)	(80,620)

	25,789	32,890
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	9,390	16,491

Total liabilities and stockholders’ equity	$35,708	$44,308

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Products and services revenues	$61,010	$63,085	$68,852
License fees and royalty revenue	3,615	3,804	848

Net revenue	64,625	66,889	69,700
Cost of revenue	31,963	32,364	33,211

Gross profit	32,662	34,525	36,489

Other income, net	—	—	6

Operating expenses:
Sales and marketing	22,040	26,648	24,400
General and administrative	12,006	10,941	11,709
Engineering and development	5,580	5,104	4,876
Patent infringement legal settlement	1,232	—	348
Impairment of intangible asset	232	—	—
Impairment of property, plant and equipment	355	—	—
Restructuring charge	—	802	—

Total operating expenses	41,445	43,495	41,333

Loss from operations	(8,783)	(8,970)	(4,838)
(Loss) gain on foreign currency transactions	(186)	1,354	251
Interest income	118	580	448
Interest expense	(157)	(81)	(388)

Non-operating (loss) income, net	(225)	1,853	311

Loss before income tax provision	(9,008)	(7,117)	(4,527)
Income tax provision	121	163	162

Net loss	$(9,129)	$(7,280)	$(4,689)

Net loss per share:
Basic	$(0.38)	$(0.31)	$(0.20)

Diluted	$(0.38)	$(0.31)	$(0.20)

Shares used in the calculation of net loss per share:
Basic	24,178	23,853	23,472

Diluted	24,178	23,853	23,472

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
	and Additional				Other		Total
	Paid-in Capital		Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Gain (Loss)	Deficit	Equity	Income (Loss)

Balances, December 31, 2005	25,218	$106,510	(1,964)	$(16,399)	$(322)	$(68,495)	$21,294	$(17,607)

Exercise of stock options	523	3,086	—	—	—	—	3,086
Stock-based compensation	—	1,497	—	—	—	—	1,497
Diodem Patent Settlement	—	348	—	—	—	—	348
Net loss	—	—	—	—	—	(4,689)	(4,689)	(4,689)
Reclassification adjustment equal to realized gain on marketable securities	—	—	—	—	118	—	118	118
Foreign Currency Translation adjustment	—	—	—	—	312	—	312	312

Balances, December 31, 2006	25,741	111,441	(1,964)	(16,399)	108	(73,184)	21,966	(4,259)

Exercise of stock options, net	226	727	—	—	—	—	727
Stock-based compensation	—	1,265	—	—	—	—	1,265
Other compensation	—	23	—	—	—	—	23
Net loss	—	—	—	—	—	(7,280)	(7,280)	(7,280)
Adjustment for implementation of FIN 48	—	—	—	—	—	(156)	(156)
Foreign Currency Translation adjustment	—	—	—	—	(54)	—	(54)	(54)

Balances, December 31, 2007	25,967	113,456	(1,964)	(16,399)	54	(80,620)	16,491	(7,334)

Exercise of stock options, net	241	532	—	—	—	—	532
Stock-based compensation	—	1,735	—	—	—	—	1,735
Other non-cash compensation	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(9,129)	(9,129)	(9,129)
Foreign Currency Translation adjustment	—	—	—	—	(241)	—	(241)	(241)

Balances, December 31, 2008	26,208	$115,725	(1,964)	$(16,399)	$(187)	$(89,749)	$9,390	$(9,370)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash Flows From Operating Activities:
Net loss	$(9,129)	$(7,280)	$(4,689)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,909	1,895	2,301
Residual cost of demo equipment sold	10	184	—
Loss on disposal of assets, net	—	—	(10)
Impairment of property, plant and equipment	387	—	—
Impairment of intangible asset	232	—	—
Provision for bad debts	(68)	(264)	941
Provision for inventory excess and obsolescence	104	89	140
Stock-based compensation	1,735	1,265	1,497
Other non-cash compensation	2	23	—
Issuance of common stock for patent litigation settlement	—	—	348
Deferred income taxes	52	61	34
Changes in operating assets and liabilities:
Accounts receivable	7,457	4,381	(7,730)
Inventory	(4,887)	59	709
Prepaid expenses and other current assets	167	(779)	619
Accounts payable and accrued liabilities	888	(1,065)	(1,198)
Accrued legal settlement	—	—	—
Deferred revenue	(3,379)	(1,838)	7,463

Net cash and cash equivalents (used in) provided by operating activities	(4,520)	(3,269)	425

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	—	—	—
Proceeds from sale or maturity of available-for-sale securities	—	—	9,981
Additions to property, plant and equipment	(981)	(775)	(2,325)
Proceeds from sale of property, plant and equipment	—	—	53
Additions to other intangible assets	—	(100)	—

Net cash and cash equivalents (used in) provided by investing activities	(981)	(875)	7,709

Cash Flows From Financing Activities:
Borrowings under a line of credit	29,340	4,468	14,047
Payments under a line of credit	(27,488)	(916)	(19,047)
Proceeds from exercise of stock options and warrants	532	727	3,086
Payment of cash dividend	—	—	—

Net cash and cash equivalents provided by (used in) financing activities	2,384	4,279	(1,914)

Effect of exchange rate changes	(214)	(245)	184

(Decrease) increase in cash and cash equivalents	(3,331)	(110)	6,404
Cash and cash equivalents, beginning of year	14,566	14,676	8,272

Cash and cash equivalents, end of year	$11,235	$14,566	$14,676

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$157	$81	$362
Income taxes	$208	$241	$167
Non-cash investing activity:
Leasehold improvements capitalized and paid by landlord	$—	$—	$569

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

Liquidity

We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. Our basis for this is the following.

•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 146 as of February 28, 2009.

•	On February 27, 2009, we entered into a letter agreement, or Agreement, with HSIC amending the term of the License and Distribution Agreement through March 31, 2010. Included in this Agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the Agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The Agreement can be extended for two additional optional twelve month terms and the agreement which require escalation minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.

•	During the first quarter of 2009, we made the decision to begin the transition of sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to distributor. As part of the Agreement with HSIC, HSIC will become our distributor in each of these

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

countries as well as in the future in additional foreign countries. As a result of these developments, we have begun the process of shutting down the foreign subsidiaries which have been recording significant losses ever since being established to sell direct in those countries in 2006.

•	We are in the process of reviewing our inventory levels and plan to reduce the levels to more historical year end amounts of approximately $7 million. Our new Agreement with HSIC will allow us to better forecast our inventory needs and not having inventory located at our foreign subsidiaries will help in this objective.

Although we believe that we will have sufficient resources to meet our obligations and sustain our operations during the next twelve months, there can be no assurance that the resources we believe will be available will prove to be available or sufficient, or that additional resources will be available if necessary to fund our operations. We are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. In addition, we presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. There can be no assurance that we will be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

Depreciation expense for 2008, 2007 and 2006 was approximately $1,547,000, $1,534,000, and $1,939,000, respectively. Depreciation expense for the year ended December 31, 2006 included approximately $400,000 of accelerated depreciation resulting from the abandonment of certain equipment, furniture and fixtures and computer related equipment in connection with our move to a new leased facility in April 2006 and a write-down totaling $262,000 related to a physical count of certain assets. In December 2008, we wrote down the building and land at our German facility by $355,000 to reflect the market value of the asset.

Goodwill and other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one operating unit; therefore goodwill is tested for impairment at the consolidated level against the fair value of our Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, if available. We assess potential impairment on an annual basis on June 30th and compare our market capitalization to our carrying amount, including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the inherent risk in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regards to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less that its respective carrying amount.

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

Long-Lived Assets

We account for long-lived assets, including intangible assets subject to amortization, in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”), which requires

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in our industry, are present. Reviews are performed to determine whether carrying value of an asset is impaired based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

In mid-October 2008, we significantly reduced the inter-company payable due from the foreign subsidiaries to us by making an approximately equal equity contribution which did not result in a significant change in global cash positions. Through the mid-October 2008 contribution date, foreign currency transactions gains and losses continued. Subsequent to the contribution date, foreign currency transactions gains and losses recorded on the remaining inter-company balances should be significantly reduced.

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

On August 8, 2006, and as amended, we entered into a License and Distribution Agreement with HSIC, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. As a result of this agreement, effective September 1,

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

2006, nearly all of our sales in the United States and Canada are made to HSIC. Sales to HSIC are recorded upon shipment from our facility and payment of our invoices is generally due within 60 days or less.

Additionally, on February 27, 2009, we entered into an agreement with HSIC in which HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place.

On July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled. We determined that the sales of our Waterlase system include separate deliverables consisting of the product, disposables used with the Waterlase, installation and training. For these sales, we apply the residual value method, which requires us to allocate the total arrangement consideration less the fair value of the undelivered elements to the delivered elements. We determined that the sales of our Diode system include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Included in deferred revenue as of December 31, 2008 and 2007 is $731,000 and $1.3 million, respectively of deferred revenue attributable to undelivered elements, which primarily consists of training and installation.

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2008 and 2007, $187,000 was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of December 31, 2008 and 2007 is $761,000 and $1.2 million for our extended warranty contracts, respectively.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $198,000, $262,000 and $292,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the years ended December 31 were as follows (in thousands):

Initial warranty accrual, December 31, 2005	$1,211
Warranty expenditures	(3,165)
Provision for estimated warranty cost	4,352

Initial warranty accrual, December 31, 2006	2,398
Warranty expenditures	(3,438)
Provision for estimated warranty cost	3,027

Initial warranty accrual, December 31, 2007	1,987
Warranty expenditures	(4,127)
Provision for estimated warranty cost	4,752

Initial warranty accrual, December 31, 2008	$2,612

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to our customers for shipping and handling are included as a component of revenue.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2008, 2007 and 2006, were approximately $776,000, $2.1 million and $987,000, respectively.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

As of December 31, 2008 and 2007, we had $2.3 million and $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 1.0 year.

During the years ended December 31, 2008, 2007 and 2006, we recognized compensation cost related to stock options of $1.7 million, $1.3 million and $1.5 million, respectively. The net impact to earnings for the years ended December 31, 2008, 2007 and 2006 was $(0.07), $(0.05) and $(0.06) per diluted share, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of revenue	$167	$134	$129
Sales and marketing	473	393	315
General and administrative	932	641	1,011
Engineering and development	163	97	42

	$1,735	$1,265	$1,497

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Expected term (years)	5.10	4.61	4.20
Volatility	68%	60%	58%
Annual dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	2.80%	3.92%	4.75%

Net Loss Per Share — Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,581,000, 4,492,000 and 3,939,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2008, 2007 and 2006, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted FAS 157, Fair Value Measurements, or FAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market that is Not Active or FSP 157-3, which clarifies the application of FAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was issued on October 10, 2008 and is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FAS 157-3 had no impact on our financial statements.

Effective January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115, or FAS 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. We have currently chosen not to elect the fair value option to measure certain financial instruments. As such, the adoption of FAS 159 had no impact on our consolidated financial statements.

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

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe that the adoption of the

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

provisions of FAS 161 will materially impact our consolidated financial position and consolidated results of operations.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earning allocation in computing earnings per share under the two-class method described in SFAS No. 128 Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 18, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 will not have a material impact on our financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on our accounting for business combinations completed after January 1, 2009.

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

	December 31,
ACCOUNTS RECEIVABLE (in thousands):	2008	2007

Components of accounts receivable, net of allowances are as follows:
Trade	$2,914	$10,483
Royalties	41	62
WCLI co-sponsorship	92	300
License fee	250	250
Training and service receivable	327	—
Other	134	171

Total receivables	$3,758	$11,266

Following are the changes in the allowance for doubtful accounts and the allowance for sales returns during the years ended 2008, 2007 and 2006 (in thousands):

		Charges
	Balance at	(Reversals)	Write-offs	Balance at
	Beginning	to Cost or	and	End of
	of Year	Expenses	returns	Year

Year Ended December 31, 2006
Allowance for doubtful accounts	420	941	(4)	1,357
Allowance for sales returns	226	265	(243)	248
Year Ended December 31, 2007
Allowance for doubtful accounts	1,357	(264)	(60)	1,033
Allowance for sales returns	248	—	(61)	187
Year Ended December 31, 2008
Allowance for doubtful accounts	1,033	(68)	(439)	526
Allowance for sales returns	187	—	—	187

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

	December 31,
INVENTORY, NET (in thousands):	2008	2007

Raw materials	$4,981	$3,194
Work-in-process	1,472	784
Finished goods	5,957	3,649

Inventory, net	$12,410	$7,627

Inventory is net of the provision for excess and obsolete inventory of $828,000 and $724,000 at December 31, 2008 and 2007, respectively.

Following are the changes in the reserve for excess and obsolete inventory during the years 2008, 2007 and 2006 (in thousands):

Reserve for
Excess and
Obsolete
Inventory

Balances at December 31, 2005	$573
Charged to operations	140
Write-offs	(30)

Balances at December 31, 2006	683
Charged to operations	89
Write-offs	(48)

Balances at December 31, 2007	724
Charged to operations	104
Write-offs	—

Balances at December 31, 2008	$828

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

	December 31,
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):	2008	2007

Land	$268	$352
Building	411	967
Leasehold improvements	919	921
Equipment and computers	5,674	4,790
Furniture and fixtures	1,027	1,015
Construction in progress	53	44

	8,352	8,089
Accumulated depreciation and amortization	(5,312)	(4,049)

Property, plant and equipment, net	$3,040	$4,040

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

In connection with our move to a new leased facility in April 2006, leasehold improvements include $536,000 (net of a refund received from our landlord in June 2007) of tenant improvements that were paid by the landlord in connection with the facility lease during 2006.

	December 31,
ACCRUED LIABILITIES (in thousands):	2008	2007

Payroll and benefits	$1,844	$3,297
Warranty	2,612	1,987
Sales tax	11	171
Deferred rent credit	112	112
Accrued professional services	771	1,410
Accrued insurance premium	732	1,045
Other	2,173	1,409

Accrued liabilities	$8,255	$9,431

	December 31,
DEFERRED REVENUE (in thousands):	2008	2007

License fee from Henry Schein, Inc. — unamortized portion	$1,111	$2,778
License fee from Procter & Gamble — unamortized portion	—	1,500
Royalty advances from Procter & Gamble	1,875	1,125
Undelivered elements (training, installation and product) and other	731	1,329
Extended warranty contracts	761	1,153

Total Deferred Revenue	4,478	7,885

Less Long-Term amounts:
License fee from Henry Schein, Inc.	—	(1,111)
Royalty advances from Procter & Gamble	(1,875)	(1,125)

Total Deferred Revenue — Long Term	(1,875)	(2,236)

Total Deferred Revenue — Current	$2,603	$5,649

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenues on a straight-line basis over the three-year term of the agreement. For the years ended December 31, 2008, 2007 and 2006, we recognized $1.7 million, $1.7 million and $556,000, respectively, of the license fee.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

On December 23, 2008, we entered into a letter agreement with HSIC amending the initial term of the License and Distribution Agreement to December 31, 2010.

On February 27, 2009, we entered into a letter agreement with HSIC amending the term of the License and Distribution Agreement through March 31, 2010. (See Liquidity and Capital Resources) This amendment includes certain minimum purchase requirements through the term of the agreement. HSIC also has the option to extend the term of the Agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will have first right of refusal in new international markets that we are interested in entering.

On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. The license fee from P&G is being amortized over a two-year period commencing January 25, 2007. In each of the fiscal years ended December 31, 2008 and 2007, $1.5 million of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G. For the years ended December 31, 2008 and 2007, $250,000 and $375,000 of the payments received were recognized in license fees and royalty revenue.

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2008 and concluded there had not been any impairment. Due to the decline in our stock price and market capitalization during the fourth quarter of 2008 caused by adverse equity market conditions and the general economic environment, we updated our impairment analysis. We concluded that there had not been any impairment. However, we will closely monitor our stock price and market capitalization and will perform such analysis on a quarterly basis, if needed. If our stock price and market capitalization continue to decline, we may need to impair our goodwill and other intangible assets. In the quarter ended December 31, 2008, we completed our branding strategy and determined that it was likely that the Diolase trade name use would not be significant in the future. Therefore we wrote off the remaining $232,000 related to the trade name. Other than this impairment, subsequent to June 30, 2008, we believe that no triggering events occurred that would have a material effect on the value of the remaining assets.

Intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets in 2008 and 2007. We recorded amortization expense for the years ended December 31, 2008, 2007 and 2006 of $363,000, $361,000 and $362,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $141,000, $130,000, $130,000, $130,000 and $62,000, respectively, and $20,000 thereafter.

The following table presents details of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2008				As of December 31, 2007
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net

Patents (4-10 years)	$1,914	$(1,301)	$—	$613	$1,914	$(1,038)	$—	$876
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(747)	232
Other (4 to 6 years)	593	(593)	—	—	593	(493)	—	100

Total	$3,555	$(1,963)	$(979)	$613	$3,555	$(1,600)	$(747)	$1,208

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 5 — BANK LINE OF CREDIT AND DEBT

On September 28, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (the “Lender”) which replaced the loan agreement previously held with Bank of the West (“BOW”). Under the Loan Agreement, the Lender agreed to extend a revolving loan (the “Revolving Line”) to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line could not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million could be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extended the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement would have been due and payable in full on September 28, 2009 (the “Maturity Date”), but could have been extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement beared interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property). Certain subsidiaries of ours had entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries had guaranteed the payment and performance of our obligations under the Loan Agreement.

The Loan Agreement required compliance with certain financial covenants, including: (i) minimum effective tangible net worth; (ii) maximum leverage ratio; (iii) minimum cash amount at Lender of $6.0 million; and (iv) minimum liquidity ratio. The Loan Agreement also contained covenants that required Lender’s prior written consent for us, among other things, to: (i) transfer any part of its business or property; (ii) make any changes in our location or name, or replace our CEO or CFO; (iii) consummate mergers or acquisitions; (iv) incur liens; or, (v) pay dividends or repurchase stock. The Loan Agreement contained customary events of default, any one of which would result in the right of the Lender to, among other things, accelerate all obligations under the Loan Agreement, set-off obligations under the Loan Agreement against any balances or deposits of ours held by the bank, or sell the Collateral.

As of December 31, 2008, $5.4 million was outstanding under the Loan Agreement at an interest rate of 3.50% (the Lender’s announced prime rate as of that date plus 0.25%). As of December 31, 2007, $3.6 million was outstanding under the Loan Agreement at an interest rate of 7.5% (the Lender’s announced prime rate as of that date plus 0.25%).

On January 30, 2009, we delivered a compliance certificate to Comerica which set forth non-compliance with certain covenants under the Loan Agreement as of December 31, 2008. The loan agreement was terminated on February 5, 2009 and all outstanding balances were repaid in full with cash available on hand, and under the terms of the Loan Agreement and related note, we and certain of our subsidiaries satisfied all of our obligations under the Loan Agreement.

In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. In December 2007, we financed approximately $1.1 million of insurance premiums payable in eleven equal monthly installments of approximately $107,000 each, including a finance charge of 5.39%.

NOTE 6 — INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2008	2007	2006

Current:
Federal	$(25)	$39	$1
State	(50)	7	3
Foreign	137	60	124

	62	106	128

Deferred:
Federal	37	64	64
State	(4)	8	5
Foreign	26	(15)	(35)

	59	57	34

	$121	$163	$162

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2008	2007	2006

Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	16.9%	1.9%	(18.8)%
Tax return to prior year provision adjustments	0.1%	13.2%	4.2%
Expiration of Federal NOL	19.5%	11.4%	—
Reduction of NOL attributes for FIN 48	2.7%	4.2%	—
State tax benefit (net of federal effect)	0.4%	(1.1)%	13.6%
Research credits	(0.5)%	(1.9)%	(2.1)%
Foreign amounts with no tax benefit	(6.0)%	4.2%	—
Non-deductible expenses	1.4%	2.4%	3.3%
Stock option-no tax benefit	0.8%	0.7%	(8.7)%
Derecognition of NOL for FAS 123R	—	—	45.6%
Other	—	1.3%	0.5%

Total	1.3%	2.3%	3.6%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2008	2007

Capitalized intangible assets for tax purposes	$2,153	$2,681
Reserves not currently deductible	2,361	1,982
Deferred revenue	872	2,178
Stock options	1,613	1,038
Income tax credits	757	734
Inventory	1,072	649
Property and equipment	213	49
Other comprehensive income	63	—
Unrealized gain on foreign currency	7	—
State taxes	2	1
Net operating losses	18,428	16,976

Total deferred tax assets	27,541	26,288
Valuation allowance	(27,442)	(25,783)

Net deferred tax assets	99	505
Capitalized intangible assets	(376)	(342)
Unrealized loss on foreign currency	—	(266)
Other comprehensive income	—	(20)
Other	(70)	(169)

Total deferred tax liabilities	(446)	(797)

Net deferred tax liabilities	$(347)	$(292)

Based upon our operating losses during 2008 and 2007, and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2008 will not be

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

realized, excluding a portion of the foreign deferred tax asset in the amount of $29,000. Consequently, we have a valuation allowance against our net deferred tax assets, excluding the foreign operations, in the amount of $27.4 million as of December 31, 2008. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

In addition to the operating loss carryforwards included in the deferred tax asset and liability schedule above are excess tax deductions relating to stock options that have not been realized. When the benefit of the operating losses containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2008, the cumulative unrealized excess tax deductions amounted to $6.2 million. These amounts have been excluded from the operating loss carryforward as a result of FAS 123R. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, we would expect to increase additional paid-in-capital by approximately $2.3 million. We follow the FAS 109 ordering rules to determine when such operating loss has been realized.

As of December 31, 2008, we had net operating loss carryforwards for federal and state purposes of approximately $59.5 million and $27.6 million, respectively, which begin to expire in 2009. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis at December 31, 2006, there was no significant Section 382 limitation. As of December 31, 2008, we had research and development tax credit carryforwards for federal and state purposes of approximately $835,000 and $440,000, respectively, which will begin to expire in 2011 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis will be required at the time we begin utilization of any net operating losses to determine if there is a Section 382 limitation.

On January 1, 2007, we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized a $156,000 increase in accumulated deficit as of January 1, 2007, of which $32,000 represents estimated interest and penalties.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$124
Additions for tax positions related to the current year	39
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$163
Additions for tax positions related to the current year	17
Lapse of statute of limitations	(72)

Balance at December 31, 2008	$108

Included in the balance at December 31, 2008, are $108,000 of tax positions, which if recognized, would increase our annual effective tax rate. We also accrued potential penalties of $2,000 and of interest expense of $5,000 during 2008 related to these unrecognized tax benefits and in total, as of December 31, 2008, we have

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

recorded a liability for potential penalties and interest of $20,000 and $19,000, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The federal and state net operating loss and credit carryforwards per the income tax returns filed included uncertain tax positions taken in prior years. Due to the application of FIN 48, they are larger than the net operating loss and credits recognized for financial statement purposes.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2003 through 2008 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes were provided for all the distributed earnings for our Australia subsidiary. U.S. income taxes were provided for all distributed earnings for our Germany subsidiary through December 31, 2007. U.S. income taxes and withholding taxes were not provided for undistributed earnings from our German subsidiary for the year ended December 31, 2008. U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings from our New Zealand and Spain subsidiaries. We are currently restructuring our international operations and intend to reinvest their earnings until such time that a decision is made to liquidate the foreign subsidiaries.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

In January 2006, we entered into a five-year lease for our 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California with initial monthly installments of $38,692 and annual adjustments over the lease term. We have projected rent expense during the five-year lease and are recognizing rent expense on a straight line basis with the difference between rent expense and rent paid recorded to deferred rent. These amounts are reflected in the commitments as of December 31, 2008 listed below. We also lease certain office equipment and automobiles under operating lease arrangements.

Future minimum rental commitments under operating leases with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2009	$519
2010	579
2011	203
2012	—
Thereafter	—

Total future minimum lease obligations	$1,301

Rent expense was $980,000, $943,000 and $877,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Licensed patent rights

In February 2005, we purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2.0 million including related transaction costs, from SurgiLight, Inc. The entire consideration, including transaction costs, has been expensed as in-process research and development. In 2006, additional consideration totaling $100,000 was expensed as incurred with the remaining $100,000 to be expensed through 2010, in accordance with FAS 2, Accounting for Research and Development Costs. Of this, $25,000 was recognized as engineering and development expense in each of the fiscal years ended 2008 and 2007.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Employee arrangements and other compensation

In January 2008, Jake St. Philip was appointed our Chief Executive Officer. On March 5, 2009, Mr. St. Philip resigned as our Chief Executive Officer employment and as a director of our Board of Directors. On March 10, 2009, we entered into a Separation and General Release Agreement, or Agreement, with Mr. St. Philip. Pursuant to the Agreement, we agreed to pay Mr. St. Philip a severance payment of $350,000 of which half will be paid on May 9, 2009 and half will be paid in twelve consecutive equal monthly installments commencing on June 1, 2009. In addition, we agreed to pay COBRA premiums on his behalf for twelve months. The Agreement superseded the Employment Agreement we had with Mr. St. Philip dated January 2, 2008.

On April 30, 2008, we appointed David M. Mulder as Chief Financial Officer. Mr. Mulder has an employment agreement that obligate us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Mulder is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $255,000 based on compensation in effect as of April 30, 2008, the date Mr. Mulder was appointed as our current Chief Financial Officer. On March 5, 2009, Mr. Mulder was appointed Chief Executive Officer and appointed to our Board of Directors.

On March 10, 2009, our Vice President and Corporate Controller, Frederick M. Capallo, was appointed Interim Chief Financial Officer.

In addition to Mr. Mulder, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.6 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

Litigation

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share. In addition, 45,208 additional shares of common stock were placed in escrow, to be released to Diodem, if certain criteria specified in the purchase agreement were satisfied in or before July 2006. As of March 31, 2006, we determined that it was probable that these shares of common stock would be released from escrow in or before July 2006. Accordingly, we recorded a patent infringement legal settlement charge of approximately $348,000 in 2006. In July 2006, we released these shares from escrow. The common stock issued, the escrow shares of common stock and the warrant shares had certain registration rights, and a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission, or SEC, to register for sale any of these shares which remained unsold. This Registration Statement became effective on April 17, 2007. The total consideration had an estimated value of approximately $7.4 million including the value of the patents acquired in January 2005. As of December 31, 2004, we accrued approximately $6.4 million for the settlement of the existing litigation with $3.0 million included in current liabilities and $3.4 million recorded as a long-term liability. In January 2005, we recorded an intangible asset of $0.5 million representing the estimated fair value of the intellectual property acquired. The estimated fair value of the patents was determined with the assistance of an independent valuation expert using a relief from royalty and a discounted cash flow methodology. As a result of the acquisition, Diodem immediately withdrew its patent infringement claims against us and the case was formally dismissed on May 31, 2005. We did not pay, and have no obligation to pay, any royalties to Diodem on past or future sales of our products, but we agreed to pay additional consideration if any of the acquired patents held by us are licensed to a third party by a certain date. In order to secure performance by us of these financial obligations, the parties entered into an intellectual property security agreement, pursuant to which, subject to the rights of

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

existing creditors and the rights of any future creditors to the extent provided in the agreement, we granted Diodem a security interest in all of their rights, title and interest in the royalty patents. In September 2007, Diodem filed a motion with the U.S.District Court in the Central District of California requesting that the original case be reopened for limited discovery concerning Diodem’s claims that we breached various of our obligations and representations in the settlement agreement and seeking damages in the range of $3.85 million to $5.2 million plus costs and attorneys fees incurred in recovering said alleged damages. The District Court denied Diodem’s motion finding, in part, that if Diodem wishes to pursue claims for breach of the settlement agreement, it must file a new lawsuit for breach of contract. On February 20, 2008, Diodem filed a lawsuit for breach of the settlement agreement in Los Angeles Superior Court, naming us and a wholly-owned subsidiary, BL Acquisition II, Inc. as defendants. The complaint asserts two claims, both alleging breaches of the Agreement. Diodem seeks damages of not less than $4.0 million. On April 28, 2008, together with BL Acquisition II, Inc., we filed demurrers and a motion to strike that, in essence, requests the court to dismiss Diodem’s complaint. On June 20, 2008 the Court denied the demurrers and the motion and on July 21, 2008 we filed an answer to the complaint denying the allegations. On October 15, 2008 the lawsuit was dismissed with prejudice by Diodem pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make four payments to Diodem totaling approximately $950,000 through 2010, of which $85,000 will be paid by our liability insurance carriers. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. Related to this matter, we incurred approximately $1.2 million in charges for the settlement and associated legal fees in the third quarter ended September 30, 2008, which reflects all the settlement payments to be made over the next two years.

National Laser Technology, Inc, or NLT, buys used dental lasers, predominately those originally sold by Biolase, and resells them to other dentists. On August 19, 2008, NLT brought an action against us in federal court in the Southern District of Indiana. NLT alleged that we violated Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 17200 et seq. of the California Unfair Competition Act and tortiously interfered with NLT’s business relationships and prospective business advantage. NLT seeks a monetary award of three times the unquantified damages that NLT has allegedly sustained because of our alleged Sherman Act violations, unquantified damages for the rest of the claims, punitive damages and preliminary and permanent injunctive relief. On October 6, 2008, we answered the complaint, asserted several affirmative defenses and filed a counterclaim. We alleged that NLT violated Sections 1114 and 1125(a) of the Lanham Act and Section 17200 et seq. of the California Unfair Competition Act. We seek unquantified damages and a permanent injunction. NLT amended its Complaint on December 23, 2008, to add a claim for conspiracy to monopolize in violation of Section 2 of the Sherman Act; we answered the Amended Complaint on January 15, 2009. We amended our counterclaims on February 19, 2009 to add a claim for federal copyright infringement and to seek associated damages. On October 21, 2008, NLT filed a motion for a preliminary injunction seeking to enjoin us from certain actions that NLT alleged violated section 1 and 2 of the Sherman Act. On November 24, 2008, we filed a motion for preliminary injunction seeking to enjoin NLT from selling modified Biolase lasers or using Biolase’s trademarks. Both motions are currently pending, and oral argument is scheduled for March 23, 2009. On March 10, 2009, we filed a motion to strike one of NLT’s witnesses from testifying at the preliminary injunction hearing or, in the alternative, continuing the hearing. That motion has not been ruled on.

On December 19, 2005, we entered into a Vendor Agreement with National Technology Leasing Corporation, or NTLC, in which NTLC was designated as our “Preferred Leasing/Financing Provider.” In September 2006, we gave notice to NTLC of the termination of the Vendor Agreement, and subsequently entered into a financing and distribution agreement with Henry Schein, Inc. On August 26, 2008, NTLC filed a lawsuit against us, Henry Schein, Inc. and a former employee of NTLC in California Superior Court in Placer County. NTLC alleges that we breached the Vendor Agreement by failing to provide the required notice

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

of termination and asserts a claim for damages without specifying an amount. On October 10, 2008, we answered the complaint and asserted several affirmative defenses. On March 2, 2009, the lawsuit was dismissed with prejudice by NTLC pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make two payments to NTLC totaling approximately $20,000 during the first and second quarters of 2009. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time, we are not party to any other litigation that is material to our business.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of our preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. None of the preferred stock is outstanding.

On December 18, 1998, our Board of Directors adopted a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of our common stock outstanding at the close of business on December 31, 1998. The rights provide, among other things, that in the event any person becomes the beneficial owner of 15% or more of our common stock while the rights are outstanding, each right will be exercisable to purchase shares of common stock having a market value equal to two times the then current exercise price of a right (initially $30.00). The rights also provide that, if on or after the occurrence of such event, we are merged into any other corporation or 50% or more of our assets or earning power are sold, each right will be exercisable to purchase common stock of the acquiring corporation having a market value equal to two times the then current exercise price of such stock. The rights are subject to redemption at $0.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares. The rights had an original expiration date of December 31, 2008, unless previously triggered. On December 19, 2008, the rights plan was amended extending the term to December 31, 2018.

Common Stock and Stock Purchase Warrants

At December 31, 2008, we had 26,208,000 shares of common stock issued with 24,244,000 shares outstanding. 50,000,000 shares of our common stock are authorized for issuance. We have 1,964,000 shares of common stock in our treasury.

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

In January 2005, we issued 361,664 shares of common stock and a five year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock placed in escrow related to the legal settlement described in Note 7 to the Consolidated Financial Statements and which shares were released from escrow in July 2006. There were 81,037 warrants outstanding as of December 31, 2008 and 2007 with a weighted average exercise price per share of $11.06.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Stock Options

We have three stock-based compensation plans — the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under the 2002 Stock Incentive Plan, as of December 31, 2008, a total of 5,950,000 shares have been authorized for issuance, of which 1,269,000 shares have been issued for options which have been exercised, 4,024,000 shares have been reserved for options that are outstanding and 657,000 shares are available for the granting of additional options. Total shares authorized reflect the approval of an additional 1.0 million shares at the 2007 annual meeting of our stockholders.

On January 7, 2008, we granted a nonqualified stock option of 450,000 shares to our Chief Executive Officer, at a price equal to the fair market value of our common stock on the grant date. The option was granted as an employment inducement grant outside of the adopted stock incentive plans.

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

		Weighted	Weighted Average
		Average	Remaining
		Exercise Price	Contractual Term	Aggregate Intrinsic
	Shares	per Share	(Years)	Value(1)

Options outstanding, December 31, 2005	4,311,000	$6.74
Granted at fair market value	666,000	$8.31
Exercised	(523,000)	$5.90
Forfeited	(596,000)	$9.20

Options outstanding, December 31, 2006	3,858,000	$6.75
Granted at fair market value	452,000	$6.46
Granted at above fair market value	747,000	$4.02
Exercised	(236,000)	$3.33
Forfeited	(410,000)	$8.16

Options outstanding, December 31, 2007	4,411,000	$6.30
Granted at fair market value	1,414,000	$2.29
Granted at above fair market value	78,000	$3.95
Exercised	(241,000)	$2.21
Forfeited	(1,162,000)	$6.68
Options outstanding, December 31, 2008	4,500,000	$5.12	6.70	$224,000
Options exercisable, December 31, 2008	2,705,000	$6.48	5.04	$—

Options expired during 2008	843,000	$6.17		$—

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2008:

	Options Outstanding				Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price

$. 93 — $ 1.99	433,000	$1.00	9.88	—	$—
$ 2.00 — $ 2.99	1,190,000	$2.65	6.74	559,000	$2.49
$ 3.00 — $ 3.99	121,000	$3.11	9.37	38,000	$3.03
$ 4.00 — $ 4.99	824,000	$4.00	8.27	321,000	$4.00
$ 5.00 — $ 5.99	619,000	$5.43	3.69	592,000	$5.41
$ 6.00 — $ 9.99	764,000	$7.46	6.77	646,000	$7.43
$10.00 — $13.99	360,000	$11.27	5.31	360,000	$11.27
$14.00 — $18.99	189,000	$14.15	2.82	189,000	$14.15

Total	4,500,000	$5.12	6.70	2,705,000	$6.48

Cash proceeds along with fair value disclosures related to grants, exercises and vested options are provided in the following table (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2008	2007	2006

Proceeds from stock options exercised	$532	$728	$3,086
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$351	$336	$1,300
Weighted-average fair value of options granted	$1.37	$2.45	$4.19
Total fair value of shares vested during the year	$1,730	$1,353	$1,582

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

NOTE 9 — SEGMENT INFORMATION

We currently operate in a single business segment. For the year ended December 31, 2008, sales in Europe, Middle East and Africa (“EMEA”) accounted for approximately 8% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 16% of our net revenue. For the year ended December 31, 2007, sales in EMEA accounted for approximately 9% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 29% of our net revenue. For the year ended December 31, 2006, sales in EMEA accounted for approximately 10% of our net revenue, and sales in Canada, Asia, Latin America and Pacific Rim countries accounted for approximately 27% of our net revenue.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$48,526	$41,598	$43,674
Europe, Middle East and Africa	5,453	6,139	7,045
Canada, Asia, Latin America and Pacific Rim	10,646	19,152	18,981

	$64,625	$66,889	$69,700

Long-lived assets located outside of the United States at our foreign subsidiaries were $747,000 and $1.3 million as of December 31, 2008 and 2007, respectively.

NOTE 10 — CONCENTRATIONS

Revenue from our Waterlase systems, our principal product, comprised 62%, 68% and 79% of our total net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue from our Diode systems comprised 19%, 14%, and 5% of our total revenue for the same periods.

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Approximately 70% and 62% of our revenue in 2008 and 2007, respectively, was generated through sales to HSIC. Prior to entering into the distribution agreement with HSIC, many dentists financed their purchases through third-party leasing companies. In these transactions, the leasing company was considered the purchaser. Approximately 19% of our revenue in 2006 was generated from dentists who financed their purchase through one leasing company, National Technology Leasing Corporation (“NTL”). On February 27, 2009, we entered into an agreement with HSIC in which HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place. As a result of this change we expect that total worldwide sales to HSIC will increase as a percentage of our total revenue. One international distributor accounted for approximately 4% and 12% of our revenues in 2008 and 2007, respectively.

We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 per depository through December 31, 2008.

Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $427,000 and $765,000 or 11% and 20%, respectively, at December 31, 2008. Accounts receivable concentrations have resulted from sales to HSIC and one international distributor that totaled $6.0 million and $1.6 million or 53.0% and 14.4%, respectively, at December 31, 2007.

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

NOTE 11 — RESTRUCTURING CHARGE

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

BIOLASE TECHNOLOGY, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2008, 2007 and 2006

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
	(In thousands)

Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,033	$(68)	$(439)	$526
Allowance for sales returns	187	—	—	187
Allowance for inventory obsolescence	724	104	—	828
Allowance for tax valuation	25,783	1,659	—	27,442
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,357	$(264)	$(60)	$1,033
Allowance for sales returns	248	—	(61)	187
Allowance for inventory obsolescence	683	89	(48)	724
Allowance for tax valuation	26,634	(851)	—	25,783
Year Ended December 31, 2006:
Allowance for doubtful accounts	$420	$941	$(4)	$1,357
Allowance for sales returns	226	265	(243)	248
Allowance for inventory obsolescence	573	140	(30)	683
Allowance for tax valuation	27,971	(1,337)	—	26,634

S-1

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)
3.2		Fourth Amended and Restated Bylaws. (Filed with Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference)
4.1		Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.2		Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.3		Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (included in Exhibit 3.1.)
4.4		Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (included in Exhibit 3.1.)
4.5		Rights Agreement dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)
4.6		Amendment to Rights Agreement, dated December 19, 2008, between Biolase Technology, Inc. and Computershare Trust Company, N.A. (Filed with the Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference)
4.7		Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)
4.8		Warrant to Purchase 81,037 shares of Common Stock of Biolase Technology, Inc. issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.9		Registration Rights Agreement between Biolase Technology, Inc. and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.10		Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10.1		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.2		BIOLASE and NTL Agreement dated August 5, 2003, between National Technology Leasing Corporation and the Registrant. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10.3		Form of Purchase Order Terms and Conditions from National Technology Leasing Corporation. (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10	.4*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)
10	.5*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10	.6*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.7*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)

S-1

Exhibit
Number		Description

10	.8*	2002 Stock Incentive Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)
10	.9*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10.10		2002 Stock Incentive Plan (Filed with Registrant’s definitive Proxy Statement filed April 10, 2007 and incorporated herein by reference.)
10	.11†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and Biolase Technology, Inc. (Filed January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.12†	License Agreement between SurgiLight, Inc. and Biolase Technology, Inc. dated February 3, 2005 (Filed March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference).
10	.13*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10	.14*	Form of Resale Restriction Agreement dated December 16, 2005 between Registrant and certain key employees and officers. (Filed December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.15*	Resale Restriction Agreement dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10.16		Lease dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed January 17, 2006 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.17†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.)
10	.18†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and Biolase Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference.)
10	.19†	License and Distribution Agreement dated as of August 8, 2006 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)
10	.20†	Addendum 1 to License and Distribution Agreement dated as of April 1, 2007 by and among Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 and incorporated herein by reference.)
10	.21†	Amendment to the License and Distribution Agreement dated February 29, 2008, by and between Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.22		Letter Agreement dated as of December 23, 2008 by and among Biolase Technology, Inc. and Henry Schein, Inc.
10.23		Employment Agreement dated January 2, 2008 between the Registrant and Jake P. St. Philip (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.24		Stock Option Agreement dated March 7, 2008 between the Registrant and Jake P. St. Philip (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.25		Employment Agreement dated April 29, 2008 between the Registrant and David M. Mulder (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 8, 2008 and incorporated herein by reference.)
10.26		Separation and General Release Agreement dated January 22, 2008 between the Registrant and Keith G. Bateman (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)

S-2

Exhibit
Number	Description

10.27	Separation and General Release Agreement dated January 31, 2008 between the Registrant and Jeffrey W. Jones (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.28	Settlement Agreement between the Registrant and Diodem LLC dated September 30, 2008.
14.1	Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP
24.1	Power of Attorney (included in Signature page).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of interim CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of interim CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

S-3