Form 10-Q
period 2009-03-31
BIOLASE TECHNOLOGY INC
filed 2009-05-08
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 6, 2009: 24,244,201

BIOLASE TECHNOLOGY, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	26

Item 6. Exhibits	27

Signatures	28

EX-10.1
EX-10.2
EX-10.3
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow® and Waterlase® are registered trademarks of Biolase Technology, Inc., and Diolase™, Comfort Jet™, HydroPhotonics™, LaserPal™, Comfortpulse™, MD Gold™, WCLI™, World Clinical Laser Institute™, Waterlase MD™, Waterlase MD Turbo™, HydroBeam™, SensaTouch™ , Occulase™ and C100™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,810	$11,235
Accounts receivable, less allowance of $657 and $526 in 2009 and 2008, respectively	1,728	3,758
Inventory, net	10,493	12,410
Prepaid expenses and other current assets	1,383	1,391

Total current assets	15,414	28,794

Property, plant and equipment, net	2,659	3,040
Intangible assets, net	570	613
Goodwill	2,926	2,926
Deferred tax asset	13	29
Other assets	306	306

Total assets	$21,888	$35,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,404
Accounts payable	4,265	7,509
Accrued liabilities	7,958	8,255
Deferred revenue, current portion	2,264	2,603

Total current liabilities	14,487	23,771
Deferred tax liabilities	393	376
Deferred revenue, long-term	1,875	1,875
Other liabilities, long-term	269	296

Total liabilities	17,024	26,318

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,208 and 26,208 shares issued and 24,244 and 24,244 shares outstanding in 2009 and 2008, respectively	27	27
Additional paid-in capital	116,166	115,698
Accumulated other comprehensive (loss)	(505)	(187)
Accumulated deficit	(94,425)	(89,749)

	21,263	25,789
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	4,864	9,390

Total liabilities and stockholders’ equity	$21,888	$35,708

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Products and services revenue	$6,119	$18,037
License fees and royalty revenue	475	1,004

Net revenue	6,594	19,041
Cost of revenue	4,826	9,459

Gross profit	1,768	9,582

Operating expenses:
Sales and marketing	3,045	5,605
General and administrative	2,569	3,077
Engineering and development	1,083	1,461

Total operating expenses	6,697	10,143

Loss from operations	(4,929)	(561)

Gain on foreign currency transactions	315	616
Interest income	1	58
Interest expense	(30)	(24)

Non-operating income, net	286	650

(Loss) Income before income tax provision	(4,643)	89
Income tax provision	33	63

Net (loss) income	$(4,676)	$26

Net (loss) income per share:
Basic	$(0.19)	$0.00

Diluted	$(0.19)	$0.00

Shares used in the calculation of net (loss) income per share:
Basic	24,244	24,056

Diluted	24,244	24,295

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(4,676)	$26
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	416	481
Loss on disposal of assets, net	13	—
Provision for bad debts	139	27
Provision for inventory excess and obsolescence	948	—
Stock-based compensation	467	452
Other non-cash compensation	—	2
Deferred income taxes	33	13
Changes in operating assets and liabilities:
Accounts receivable	1,828	1,124
Inventory	970	12
Prepaid expenses and other assets	(724)	(541)
Accounts payable and accrued liabilities	(2,806)	226
Deferred revenue	(337)	(1,023)

Net cash and cash equivalents (used in) provided by operating activities	(3,729)	799

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	4	—
Additions to property, plant and equipment	(56)	(158)

Net cash and cash equivalents (used in) investing activities	(52)	(158)

Cash Flows From Financing Activities:
Borrowings under line of credit	4,293	2,929
Payments under line of credit	(9,697)	(4,509)
Proceeds from exercise of stock options and warrants	—	315

Net cash and cash equivalents (used in) financing activities	(5,404)	(1,265)

Effect of exchange rate changes	(240)	(61)

Decrease in cash and cash equivalents	(9,425)	(685)
Cash and cash equivalents, beginning of year	11,235	14,566

Cash and cash equivalents, end of period	$1,810	$13,881

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$30	$24

Income taxes	$7	$49

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
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation.
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
•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 140 as of March 31, 2009.

•	On February 27, 2009, we entered into a letter agreement with Henry Schein, Inc., or HSIC, amending the term of the License and Distribution Agreement through March 31, 2010. Included in the letter agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the letter agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The letter agreement can be extended for two additional optional twelve month terms and which require escalation purchase minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.

•	During the first quarter of 2009, we made the decision to begin the transition of sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to distributor. As part of the letter agreement with HSIC, HSIC will become our distributor in each of these countries as well as in additional foreign countries in the future. As a result of these developments, we have begun the process of reducing the operations of our foreign subsidiaries which have been recording significant losses since being established to sell direct in those countries in 2006.

•	We continue to review our inventory levels and plan to reduce the levels to more historical year end amounts of approximately $7 million. Our new letter agreement with HSIC will allow us to better forecast our inventory needs and not having significant inventory located at our foreign subsidiaries will help in this objective.

     Although we believe that we will have sufficient resources to meet our obligations and sustain our operations during the next twelve months, there can be no assurance that the resources we believe will be available will prove to be available or sufficient, or that additional resources will be available if necessary to fund our operations. We are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under the distribution agreement with HSIC (as amended), and the receipt of cash in connection with those purchases, is essential to our liquidity. In addition, we presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. There can be no assurance that we will be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations, or FAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141(R) had no impact on our consolidated financial statements.
     In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or FAS 160, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of FAS 160 had no impact on our consolidated financial statements.
     In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 had no impact on our consolidated financial statements.
     In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earning allocation in computing earnings per share under the two-class method described in SFAS No. 128 Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 18, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 had no impact on our consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. FSP 142-3 had no impact on our consolidated financial statements.
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
     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended March 31, 2009 and 2008, was $468,000 and $452,000, respectively. The net impact to earnings for the periods ended March 31, 2009 and 2008 was $(.02) and $(.02) per basic and diluted share, respectively. At March 31, 2009, we had $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted-average period of .9 years.
     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$43	$43
Sales and marketing	124	120
General and administrative	258	248
Engineering and development	43	41

	$468	$452

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, we did, and expect to continue, to estimate their fair values using the Black-Scholes option-pricing model. This option pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, we have used a dividend yield of zero as we do not intend to pay dividends on our common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of our common stock. We believe that the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, have used a stock volatility factor based on the historical volatility of our common stock over a period of time approximating the estimated lives of our stock options. The expected term is estimated by analyzing our historical share option exercise experience over a five year period, in accordance with the provisions of SEC Staff Accounting Bulletin 107. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006 or unvested as of January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. FAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected term (years)	4.94	4.97
Volatility	85%	66%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	1.79%	3.13%

     A summary of option activity under our stock option plans for the three months ended March 31, 2009 is as follows:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate intrinsic
	Shares	exercise price	(years)	value
Options outstanding at December 31, 2008	4,500,000	$5.12
Plus: Options granted	463,000	$0.81
Less:
Options exercised	—	$0.00
Options canceled or expired	(509,000)	$4.00

Options outstanding at March 31, 2009	4,454,000	$4.80	6.53	$41,000

Options exercisable at March 31, 2009	2,914,000	$5.98	5.14	$20,000
Options expired during the quarter ended March 31, 2009	166,000	$6.09
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Proceeds from stock options exercised	$—	$315
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$197
Weighted-average fair value of options granted during period	$.54	$1.73
Total fair value of shares vested during the period	$496	$336

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
Net (Loss) Income Per Share — Basic and Diluted
     Basic net (loss) income per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted (loss) income per share, the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options and warrants to purchase 4,535,000 shares were not included in the computation of diluted loss per share for the three months ended March 31, 2009 as a result of their anti-dilutive effect. Outstanding stock options to purchase 238,000 shares were included in the computation of diluted earnings per share for the three months ended March 31, 2008. For the same 2008 period, anti-dilutive outstanding stock options and warrants to purchase 3,325,000 shares were not included in the computation of diluted earnings per share.
NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$4,361	$4,981
Work-in-process	1,571	1,472
Finished goods	4,561	5,957

Inventory, net	$10,493	$12,410

     Inventory is net of the provision for excess and obsolete inventory of $1.8 million and $828,000 at March 31, 2009 and December 31, 2008, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Land	$252	$268
Building	385	411
Leasehold improvements	914	919
Equipment and computers	5,591	5,674
Furniture and fixtures	1,019	1,027
Construction in progress	92	53

	8,253	8,352
Accumulated depreciation and amortization	(5,594)	(5,312)

Property, plant and equipment, net	$2,659	$3,040

     Depreciation expense was $372,000 and $390,000 for the three months ended March 31, 2009 and 2008, respectively.
     Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with the facility lease during 2006.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2008 and concluded there had not been any impairment. Due to the decline in our stock price and market capitalization since June 30, 2008 caused by adverse equity market conditions and the general economic environment, we updated our impairment analysis as of December 31, 2008 and March 31, 2009. We concluded that there had not been any impairment. However, we will closely monitor our stock price and market capitalization and will perform such analysis on a quarterly basis, if needed. If our stock price and market capitalization continue to decline, we may need to impair our goodwill and other intangible assets. In the quarter ended December 31, 2008, we completed our branding strategy and determined that it was likely that the Diolase trade name use would not be significant in the future. Therefore we wrote off the remaining $232,000 related to the trade name. Other than this impairment, subsequent to June 30, 2008, we believe that no triggering events occurred that would have a material effect on the value of the remaining assets.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense for the three months ended March 31, 2009 and March 31, 2008 of $43,000 and $92,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.
     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2009				As of December 31, 2008
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,344)	$—	$570	$1,914	$(1,301)	$—	$613
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,006)	$(979)	$570	$3,555	$(1,963)	$(979)	$613

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 —ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	March 31, 2009	December 31, 2008
Payroll and benefits	$1,681	$1,844
Warranty	2,227	2,612
Deferred rent credit	112	112
Accrued professional services	481	771
Accrued insurance premium	522	732
Other	2,935	2,184

Accrued liabilities	$7,958	$8,255

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Initial warranty accrual, beginning balance	$2,612	$1,987
Provision for estimated warranty cost	444	1,360
Warranty expenditures	(829)	(1,105)

Initial warranty accrual, ending balance	$2,227	$2,242

     Deferred revenue is comprised of the following (in thousands):

	March 31, 2009	December 31, 2008
License fee from Henry Schein, Inc. — unamortized portion	$694	$1,111
Royalty advances from Procter & Gamble	1,875	1,875
Undelivered elements (training, installation and product) and other	600	731
Extended warranty contracts	970	761

Total deferred revenue	4,139	4,478

Less long-term amounts:
Royalty advances from Procter & Gamble	(1,875)	(1,875)

Total deferred revenue, long term	(1,875)	(1,875)

Total deferred revenue, current portion	$2,264	$2,603

     On August 8, 2006, we entered into a License and Distribution Agreement, the Agreement, with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenues on a straight-line basis over the three-year term of the agreement. For the three months ended March 31, 2009 and 2008, we recognized $417,000 of the license fee in each of the periods.
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

     On May 9, 2007, we entered into an addendum with HSIC, effective as of April 1, 2007, which modified the License and Distribution Agreement to add the terms and conditions under which HSIC has the exclusive right to distribute our ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements are established for the ezlase system. If HSIC has not met the minimum purchase requirement for any 12-month period ending on March 31, we would have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.
     On March 3, 2008, we entered into a second addendum with HSIC that modified the License and Distribution Agreement, as amended by the first addendum. Pursuant to the second addendum, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets are achieved. If HSIC did not meet minimum purchase requirements, we would have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC did not meet the minimum purchase requirements, we would have the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
     On December 23, 2008, we entered into a brief letter agreement with HSIC which amended the initial term of the License and Distribution Agreement to December 31, 2010.
     On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement includes certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009 the Company entered into a security agreement, or Security Agreement, with HSIC, granting to HSIC a security interest in the Company’s inventory, equipment, and other assets. Pursuant to the Security Agreement, the security interest granted shall be released upon products delivered to HSIC in respect of such initial purchase. HSIC also has the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will have first right of refusal in new international markets that we are interested in entering.
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, or P&G Agreement, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G was amortized over a two-year period covering January 2007 through December 2008. For the period ended March 31, 2008, $375,000 of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G. Pursuant to the terms of the P&G Agreement, after two years from the effective date of the P&G Agreement, P&G has the right to elect to convert its exclusive license of our patents into a non-exclusive license (and effectively allow us to license the patents to other parties), and cease making the $250,000 quarterly payments as described above. Although we have not received the applicable notice required under the P&G Agreement, P&G has indicated to us that it is considering whether to make such election or not.
NOTE 8—BANK LINE OF CREDIT AND DEBT
     On September 28, 2006, we entered into a Loan and Security Agreement, or the Loan Agreement with Comerica Bank, or the Lender, which replaced the loan agreement previously held with Bank of the West. Under the Loan Agreement, the Lender agreed to extend a revolving loan, the Revolving Line, to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line could not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million could be made without regard to the Borrowing Base. On October 5, 2007, we entered into an amendment to the Loan Agreement which extended the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement would have been due and payable in full on September 28, 2009, or the Maturity Date, but could have been extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bore interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property). Certain of our subsidiaries had entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries had guaranteed the payment and performance of our obligations under the Loan Agreement.
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
     On January 30, 2009, we delivered a compliance certificate to the Lender which set forth the details of our non-compliance with certain covenants under the Loan Agreement as of December 31, 2008. The Loan Agreement was terminated on February 5, 2009 and all outstanding balances were repaid in full with cash available on hand, and under the terms of the Loan Agreement and related note, we and certain of our subsidiaries satisfied all of our obligations under the Loan Agreement.
     In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. As of March 31, 2009, we had approximately $517,000 outstanding.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Litigation
     National Laser Technology, Inc, or NLT, buys used dental lasers, predominately those originally sold by Biolase, and resells them to other dentists. On August 19, 2008, NLT brought an action against us in federal court in the Southern District of Indiana. NLT alleged that we violated Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 17200 et seq. of the California Unfair Competition Act and tortiously interfered with NLT’s business relationships and prospective business advantage. NLT sought a monetary award of three times the unquantified damages that NLT had allegedly sustained because of our alleged Sherman Act violations, unquantified damages for the rest of the claims, punitive damages and preliminary and permanent injunctive relief. On October 6, 2008, we answered the complaint, asserted several affirmative defenses and filed a counterclaim. We alleged that NLT violated Sections 1114 and 1125(a) of the Lanham Act and Section 17200 et seq. of the California Unfair Competition Act. We sought unquantified damages and a permanent injunction. NLT amended its Complaint on December 23, 2008, to add a claim for conspiracy to monopolize in violation of Section 2 of the Sherman Act; we answered the Amended Complaint on January 15, 2009. We amended our counterclaims on February 19, 2009 to add a claim for federal copyright infringement and to seek associated damages. On October 21, 2008, NLT filed a motion for a preliminary injunction seeking to enjoin us from certain actions that NLT alleged violated section 1 and 2 of the Sherman Act. On November 24, 2008, we filed a motion for preliminary injunction seeking to enjoin NLT from selling modified Biolase lasers or using Biolase’s trademarks. Oral argument was scheduled for March 23, 2009. On March 10, 2009, we filed a motion to strike one of NLT’s witnesses from testifying at the preliminary injunction hearing or, in the alternative, continuing the hearing. The preliminary injunction hearing was continued and, on April 16, 2009, the entire lawsuit—including all claims and counterclaims—was dismissed with prejudice pursuant to a settlement agreement that was entered into on March 25, 2009. As part of the settlement agreement, NLT was paid $653,000 by our insurance carrier. We received a one-time payment of $347,000 from our insurance carrier, related to the assumption of NLT’s existing service contracts regarding dental lasers manufactured by us. This amount has been recorded as a liability in deferred revenue and will be amortized to service revenue over the term of the service contracts. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by law.
     On December 19, 2005, we entered into a Vendor Agreement with National Technology Leasing Corporation, or NTLC, in which NTLC was designated as our “Preferred Leasing/Financing Provider.” In September 2006, we gave notice to NTLC of the termination of the Vendor Agreement, and subsequently entered into a financing and distribution agreement with Henry Schein, Inc. On August 26, 2008, NTLC filed a lawsuit against us, Henry Schein, Inc. and a former employee of NTLC in California Superior Court in Placer County. NTLC alleged that we breached the Vendor Agreement by failing to provide the required notice of termination and asserted a claim for damages without specifying an amount. On October 10, 2008, we answered the complaint and asserted several affirmative defenses. On March 2, 2009, the lawsuit was dismissed with prejudice by NTLC pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make two payments to NTLC totaling approximately $20,000 during the first and second quarters of 2009. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. On September 12, 2008, Henry Schein, Inc. sent Biolase a written demand for indemnity for this lawsuit. We denied that we are required to indemnify Schein, and we subsequently entered into a tolling agreement with Schein regarding this indemnification claim on November 18, 2008.
     From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.
NOTE 10— SEGMENT INFORMATION
     We currently operate in a single business segment. For the quarter ended March 31, 2009, sales in the United States accounted for approximately 70% of net revenue, and international sales accounted for approximately 30% of net revenue. For the quarter ended March 31, 2008, sales in the United States accounted for approximately 74% of net revenue, and international sales accounted for approximately 26% of net revenue.
     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$4,640	$14,016
International	1,954	5,025

	$6,594	$19,041

     Long-lived assets located outside of the United States at our foreign subsidiaries were $680,000 and $747,000 million as of March 31, 2009 and December 31, 2008, respectively.
NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 42% and 61% of total net revenues for the three months ended March 31, 2009 and 2008, respectively. Revenue from our Diode systems comprised 16% and 19% of total revenue for the same periods.
     Approximately 85% and 74% of our laser systems and consumable products net revenue in the quarters ended March 31, 2009 and 2008, respectively, was generated through sales to HSIC worldwide. One international distributor accounted for 12% of our laser systems and consumable products net revenues for the quarter ended March 31, 2008.
     We maintain our cash and cash equivalents accounts with established commercial banks. Through March 31, 2009, such cash deposits periodically exceeded the Federal Deposit Insurance Corporation insured limit of $250,000 per depository.
     Accounts receivable concentrations from one international distributor totaled $452,000 or 26% at March 31, 2009. Accounts receivable concentrations have resulted from sales to HSIC worldwide and one international distributor that totaled $523,000 and $765,000 or 14% and 20%, respectively, at December 31, 2008.

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
NOTE 12—COMPREHENSIVE LOSS
     Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income	$(4,676)	$26
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(318)	57

Comprehensive (loss) income	$(4,994)	$83

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended March 31, 2009, we recorded an increase of $2,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations for a number of reasons including those set forth under “Risk Factors” in Item 1A of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2008. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2008. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.
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
     On August 8, 2006, we entered into a License and Distribution Agreement, or the Agreement, with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The Agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that HSIC has achieved its minimum purchase requirements. Under the Agreement, HSIC is obligated to meet certain minimum purchase requirements and is entitled to receive incentive payments if certain purchase targets are achieved. If HSIC has not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we will have the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.
     On May 9, 2007, we entered into an addendum with HSIC, effective as of April 1, 2007, which modified the License and Distribution Agreement to add the terms and conditions under which HSIC has the exclusive right to distribute our ezlase diode dental laser system in the United States and Canada. In the addendum, separate minimum purchase requirements are established for the ezlase system. If HSIC has not met the minimum purchase requirement for any 12-month period ending on

March 31, we would have the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.
     On March 3, 2008, we entered into a second addendum with HSIC that modified the License and Distribution Agreement, as amended by the first addendum. Pursuant to the second addendum, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets are achieved. If HSIC did not meet minimum purchase requirements, we would have the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC did not meet the minimum purchase requirements, we would have the right to purchase back the exclusive distributor rights granted to HSIC under the Agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
     On December 23, 2008, we entered into a brief letter agreement with HSIC which amended the initial term of the License and Distribution Agreement to December 31, 2010.
     On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement includes certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009 the Company entered into a security agreement, or Security Agreement, with HSIC, granting to HSIC a security interest in the Company’s inventory, equipment, and other assets. Pursuant to the Security Agreement, the security interest granted shall be released upon products delivered to HSIC in respect of such initial purchase. HSIC also has the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will have first right of refusal in new international markets that we are interested in entering.
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
     We apply Emerging Issues Task Force, or EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our Waterlase systems include separate deliverables consisting of the product, disposables used with the Waterlase system, and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Sales of our Diode systems include separate deliverables consisting of the product, disposables and training. For these sales, we apply the relative fair value method, which requires us to allocate the total arrangement consideration to the relative fair value of each element. Revenue attributable to the undelivered elements, primarily training, are included in deferred revenue when the product is shipped and are recognized when the related service is performed or upon expiration of time offered under the agreement.
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
     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2008, 2007 and 2006, and concluded there had been no impairment in trade names and no impairment in goodwill. Due to the decline in our stock price and market capitalization during the fourth quarter of 2008 caused by adverse equity market conditions and the general economic environment, we updated our impairment analysis. We concluded that there had not been any impairment. However, we will closely monitor our stock price and market capitalization and will perform such analysis on a quarterly basis, if needed. If our stock price and market capitalization continue to decline, we may need to impair our goodwill and other intangible assets. At December 31, 2008, as a result of our new Waterlase Dentistry branding strategy, we recorded an impairment of trade names in the amount of $232,000. During the period June 30, 2008 through March 31, 2009, we reviewed critical indicators and determined that no other triggering events occurred that would have a material effect on the value of the remaining assets.
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
     Income Taxes. Based upon our operating losses during 2008 and 2007 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of March 31, 2009 will not be realized, excluding the foreign deferred assets. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended March 31,
	2009	2008
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	73.2	49.7

Gross profit	26.8	50.3

Operating expenses:
Sales and marketing	46.2	29.4
General and administrative	39.0	16.2
Engineering and development	16.4	7.7

Total operating expenses	101.6	53.3

Loss from operations	(74.8)	(3.0)
Non-operating income, net	4.3	3.4

(Loss) income before income taxes	(70.5)	0.4
Income tax (benefit) provision	0.5	0.3

Net (loss) income	(71.0)%	0.1%

     The following table summarizes our net revenues by category for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Waterlase systems	$2,755	42%	$11,595	61%
Diode systems	1,039	16%	3,649	19%
Non-laser systems	2,325	35%	2,793	15%

Products and services	6,119	93%	18,037	95%
License fees and royalty	475	7%	1,004	5%

Net revenue	$6,594	100%	$19,041	100%

Three months ended March 31, 2009 and 2008
     Net Revenue. Net revenue for the three months ended March 31, 2009 was $6.6 million, a decrease of $12.4 million or 65% as compared with net revenue of $19.0 million for the three months ended March 31, 2008.
     Laser system net revenue decreased by approximately 75% in the first quarter ended March 31, 2009 compared to the same quarter of 2008. Sales of our Waterlase systems decreased $8.8 million or 76% in the first quarter of 2009 compared to the same period in 2008. Our Diode systems decreased $2.6 million or 72% in the first quarter of 2009 compared to the first quarter of 2008. We feel the continued adverse worldwide economic environment has been a significant cause for the decreased sales as dentists may be delaying their decisions to purchase higher priced capital equipment. In addition, a portion of the decrease related to demonstration units sold during the first quarter of 2008.
     Non-laser system net revenue, which includes consumable products, as well as services revenues including advanced training programs, installation charges and extended service contracts, decreased by approximately $468,000 or 17% for the three months ended March 31, 2009 as compared to the same period of 2008. Consumable products revenue increased $192,000 or 18% and services revenues decreased $660,000 or 38%.

     License fees and royalty revenue decreased by approximately 53% from $1.0 million at March 31, 2008 to 475,000 at March 31, 2009. The 2008 period included amortization of the license fee from The Proctor & Gamble Company which was fully amortized as of December 31, 2008.
     Domestic revenues were $4.6 million, or 70% of net revenue, for the three months ended March 31, 2009 versus $14.0 million, or 74% of net revenue, for the three months ended March 31, 2008. International revenues for the quarter ended March 31, 2009 were $2.0 million, or 30% of net revenue, as compared with $5.0 million, or 26% of net revenue, for the quarter ended March 31, 2008.
     Gross Profit. Gross profit for the three months ended March 31, 2009 decreased by $7.8 million to $1.8 million, or 27% of net revenue, as compared with gross profit of $9.6 million, or 50% of net revenue, for the three months ended March 31, 2008. The decrease was due largely to a one-time write down of inventories related to the international subsidiary closures, excess inventory created from a sales mix shift toward the new Waterlase MD Turbo™ and the ezlase diode laser, lower volume, lower average net pricing and promotion costs being spread over fewer units and a decrease in licensing and royalty revenues.
     Operating Expenses. Operating expenses for the three months ended March 31, 2009 decreased by $3.4 million, or 34%, to $6.7 million as compared to $10.1 million for the three months ended March 31, 2008, but increased as a percentage of net revenue to 102% from 53% on lower net revenue from period to period. In late 2008 and continuing into 2009, we implemented significant cost reductions to help offset the negative impact of current economic conditions.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2009 decreased by $2.6 million, or approximately 46%, to $3.0 million, or 46% of net revenue, as compared with $5.6 million, or 29% of net revenue, for the three months ended March 31, 2008. Convention and seminars expenses decreased by $746,000, travel and entertainment expenses decreased by $388,000, commission expense decreased $389,000 and regional meeting and speaker related expenses decreased by $610,000 in the quarter ended March 31, 2009 compared with the same quarter of 2008. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in 2009 in comparison to comparable periods in 2008.
     General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2009 decreased by $500,000, or 17%, to $2.6 million, or 39% of net revenue, as compared with $3.1 million, or 16% of net revenue, for the three months ended March 31, 2008. The decrease in general and administrative expenses resulted primarily from decreased legal and consulting fees of $741,000, decreased audit fees of $110,000, and decreased payroll related expenses of $158,000. These decreases were partially offset by an increase in severance costs related to the termination of our CEO and reducing our foreign subsidiary operations and an increase in bad debt expense of $112,000. We believe that our general and administrative expenses are likely to decrease in future 2009 periods compared to the respective 2008 periods.
     Engineering and Development Expense. Engineering and development expenses for the three months ended March 31, 2009 decreased by $378,000, or 26%, to $1.1 million, or 16% of net revenue, as compared with $1.5 million, or 8% of net revenue, for the three months ended March 31, 2008. The decrease is primarily related to decreased payroll related expenses of $92,000 and decreased supplies expense of $97,000. We expect to continue to invest in development projects and personnel in 2009, however, we expect the overall expense to decrease in 2009.
     Non-Operating Income (Loss)
     Gain (Loss) on Foreign Currency Transactions. We realized a $315,000 gain on foreign currency transactions for the three months ended March 31, 2009, compared to a $616,000 gain on foreign currency transactions for the three months ended March 31, 2008 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar and an increase in foreign currency denominated transactions and balances. In mid-October 2008, we significantly reduced the inter-company payable due from the foreign subsidiaries to us by making an approximately equal capital contribution which did not result in a significant change in global cash positions. However, subsequent to the contribution date, we made the decision to restructure our foreign operations resulting in a temporary increase in inter-company transactions which resulted in the gain recorded in the quarter ended March 31, 2009. As we have now transitioned most of our sales from through our foreign subsidiaries to sales through distributors, the amount of inter-company transactions and related balances should be reduced in the future.

     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended March 31, 2009 was $1,000 as compared with $58,000 for the three months ended March 31, 2008. The decrease is the result of lower average cash balances during the 2009 period compared to the same period in 2008.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the quarter ended March 31, 2009 was $30,000 as compared to $24,000 for the quarter ended March 31, 2008.
     Income Taxes. An income tax provision of $33,000 was recognized for the three months ended March 31, 2009, as compared with a provision of $63,000 for the three months ended March 31, 2008. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended March 31, 2009 and 2008, we recorded an increase of $2,000 and $15,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of March 31, 2009, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $29.7 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. Our basis for this is the following.
•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 140 as of March 31, 2009.

•	On February 27, 2009, we entered into a letter agreement with HSIC amending the term of the License and Distribution Agreement through March 31, 2010. Included in this letter agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the letter agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The letter agreement can be extended for two additional optional twelve month terms and which require escalation purchase minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.

•	During the first quarter of 2009, we made the decision to begin the transition of sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to distributor. As part of the letter agreement with HSIC, HSIC will become our distributor in each of these countries as well as in additional foreign countries in the future. As a result of these developments, we have begun the process of reducing the operations of our foreign subsidiaries which have been recording significant losses since being established to sell direct in those countries in 2006.

•	We continue to review our inventory levels and plan to reduce the levels to more historical year end amounts of approximately $7 million. The letter agreement with HSIC will allow us to better forecast our inventory needs and not having significant inventory located at our foreign subsidiaries will help in this objective.
     Although we believe that we will have sufficient resources to meet our obligations and sustain our operations during the next twelve months, there can be no assurance that the resources we believe will be available will prove to be available or sufficient, or that additional resources will be available if necessary to fund our operations. We are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement with HSIC (as amended), and the receipt of cash in connection with those purchases, is essential to our liquidity. In addition, we presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. There can be no assurance that we will be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.

     At March 31, 2009, we had approximately $900,000 in net working capital, a decrease of $4.1 million from $5.0 million at December 31, 2008. Our principal sources of liquidity at March 31, 2009 consisted of our cash and cash equivalents balance of $1.8 million.
     On September 28, 2006, we entered into a Loan and Security Agreement, or the Loan Agreement with Comerica Bank or the Lender, which replaced the loan agreement previously held with Bank of the West. Under the Loan Agreement, the Lender agreed to extend a revolving loan, the Revolving Line, to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line could not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million could be made without regard to the Borrowing Base. On October 5, 2007, we entered into an amendment to the Loan Agreement which extended the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement would have been due and payable in full on September 28, 2009, or the Maturity Date, but could have been extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bore interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property). Certain of our subsidiaries had entered into unconditional guaranties, dated as of September 28, 2006, pursuant to which such subsidiaries had guaranteed the payment and performance of our obligations under the Loan Agreement.
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
     On January 30, 2009, we delivered a compliance certificate to the Lender which set forth non-compliance with certain covenants under the Loan Agreement as of December 31, 2008. The loan agreement was terminated on February 5, 2009 and all outstanding balances were repaid in full with cash available on hand, and under the terms of the Loan Agreement and related note, we and certain of our subsidiaries satisfied all of our obligations under the Loan Agreement.
     We are currently pursuing other credit facilities that do not contain the cash deposit requirements set forth in the Comerica Loan Agreement; however, we cannot guarantee that we will be able to obtain such a line, or otherwise obtain additional financing to support our working capital needs.
     For the three months ended March 31, 2009, our operating activities used cash of approximately $3.7 million, compared to cash provided of $799,000 for the three months ended March 31, 2008. Cash flows from operating activities in the quarter ended March 31, 2009 were negatively impacted by the net loss recorded in the period. The most significant changes in operating assets and liabilities for the three months ended March 31, 2009 as reported in our consolidated statements of cash flows were decreases of $1.8 million in accounts receivable (before the change in allowance for doubtful accounts) and $2.8 million in accrued liabilities and accounts payable.
     In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of March 31, 2009 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2009 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total

Operating leases	$566	$640	$—	$—	$1,206
SurgiLight agreement	25	25	—	—	50
Insurance premium financing	516	—	—	—	516

Total	$1,107	$665	$—	$—	$1,772

     In January 2008, Jake St. Philip was appointed our Chief Executive Officer. On March 5, 2009, Mr. St. Philip resigned as our Chief Executive Officer and as a director of our Board of Directors. On March 10, 2009, we entered into a Separation and General Release Agreement, or the Separation Agreement, with Mr. St. Philip. Pursuant to the Separation Agreement, we agreed to pay Mr. St. Philip a severance payment of $350,000 of which half will be paid on May 9, 2009 and half will be paid in twelve consecutive equal monthly installments commencing on June 1, 2009. In addition, we agreed to pay COBRA premiums on his behalf for twelve months. The Separation Agreement superseded the employment agreement we had with Mr. St. Philip dated January 2, 2008.
     On April 30, 2008, we appointed David M. Mulder as Chief Financial Officer. Mr. Mulder has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Mulder is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $255,000 based on compensation in effect as of April 30, 2008, the date Mr. Mulder was appointed as our then current Chief Financial Officer. On March 5, 2009, Mr. Mulder was appointed Chief Executive Officer and appointed to our Board of Directors. On April 3, 2009, we modified the financial terms of Mr. Mulder’s employment with us, in connection with his appointment to the position of Chief Executive Officer. Under the new terms of Mr. Mulder’s employment, in the event he is terminated by us without cause or he resigns with good reason, we agreed to pay Mr. Mulder his base salary then in effect (or $250,000, his new base salary as modified on April 3, 2009) payable in twenty-four equal semi-monthly installments. In addition, we agreed to pay Mr. Mulder’s COBRA premiums for twelve months.
     In addition to Mr. Mulder, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.1 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.
     In addition to the amounts shown in the table above, $108,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 or FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $20,000, respectively, at March 31, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We generate a portion of our net revenue from the sale of products outside the United States. Our sales from our international subsidiaries are denominated in their local currencies, and our sales in other international markets are denominated in U.S. dollars. As we do not engage in hedging transactions to offset foreign currency fluctuations, we are at risk for changes in the value of the dollar relative to the value of the foreign currency. An increase in the relative value of the dollar would lead to less income from sales denominated in foreign currencies unless we increase prices, which may not be possible due to competitive conditions in the respective foreign territories. Conversely, a decrease in the relative value of the dollar would lead to more income from sales denominated in foreign currencies. Additionally, we are obligated to pay expenses relating to international subsidiaries in their respective local currencies. Thus, we are also at risk for changes in the value of the dollar relative to the foreign currency with respect to our obligation to pay expenses relating to our international subsidiaries’ operations. An increase in the value of the dollar relative to the foreign currencies would reduce the expenses associated with the operations of our international subsidiaries’ facilities, whereas a decrease in the relative value of the dollar would increase the cost associated with the operations of our international subsidiaries’ facilities. As we have now transitioned most of our sales from through our foreign subsidiaries to sales through distributors, transactions not denominated in U.S. dollars should be reduced in the future.
     Through February 5, 2009, we had a line of credit which bore interest at rates based on the Prime Rate or LIBOR. At December 31, 2008, $5.4 million was outstanding under the line of credit at a rate of 3.5%. The line of credit was terminated on February 5, 2009 and the balance was repaid in full.
     Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in money market accounts in which there is minimal interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     National Laser Technology, Inc, or NLT, buys used dental lasers, predominately those originally sold by Biolase, and resells them to other dentists. On August 19, 2008, NLT brought an action against us in federal court in the Southern District of Indiana. NLT alleged that we violated Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 17200 et seq. of the California Unfair Competition Act and tortiously interfered with NLT’s business relationships and prospective business advantage. NLT sought a monetary award of three times the unquantified damages that NLT has allegedly sustained because of our alleged Sherman Act violations, unquantified damages for the rest of the claims, punitive damages and preliminary and permanent injunctive relief. On October 6, 2008, we answered the complaint, asserted several affirmative defenses and filed a counterclaim. We alleged that NLT violated Sections 1114 and 1125(a) of the Lanham Act and Section 17200 et seq. of the California Unfair Competition Act. We sought unquantified damages and a permanent injunction. NLT amended its Complaint on December 23, 2008, to add a claim for conspiracy to monopolize in violation of Section 2 of the Sherman Act; we answered the Amended Complaint on January 15, 2009. We amended our counterclaims on February 19, 2009 to add a claim for federal copyright infringement and to seek associated damages. On October 21, 2008, NLT filed a motion for a preliminary injunction seeking to enjoin us from certain actions that NLT alleged violated section 1 and 2 of the Sherman Act. On November 24, 2008, we filed a motion for preliminary injunction seeking to enjoin NLT from selling modified Biolase lasers or using Biolase’s trademarks Oral argument was scheduled for March 23, 2009. On March 10, 2009, we filed a motion to strike one of NLT’s witnesses from testifying at the preliminary injunction hearing or, in the alternative, continuing the hearing. The preliminary injunction hearing was continued and, on April 16, 2009, the entire lawsuit—including all claims and counterclaims—was dismissed with prejudice pursuant to a settlement agreement that was entered into on March 25, 2009. As part of the settlement agreement, NLT was paid $653,000 by our insurance carrier. We received a one-time payment of $347,000 from our insurance carrier, related to the assumption of NLT’s existing service contracts regarding dental lasers manufactured by us. This amount has been recorded as a liability in deferred revenue and will be amortized to service revenue over the term of the service contracts. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by law.
     On December 19, 2005, we entered into a Vendor Agreement with National Technology Leasing Corporation, or NTLC, in which NTLC was designated as our “Preferred Leasing/Financing Provider.” In September 2006, we gave notice to NTLC of the termination of the Vendor Agreement, and subsequently entered into a financing and distribution agreement with Henry Schein, Inc. On August 26, 2008, NTLC filed a lawsuit against us, Henry Schein, Inc. and a former employee of NTLC in California Superior Court in Placer County. NTLC alleges that we breached the Vendor Agreement by failing to provide the required notice of termination and asserts a claim for damages without specifying an amount. On October 10, 2008, we answered the complaint and asserted several affirmative defenses. On March 2, 2009, the lawsuit was dismissed with prejudice by NTLC pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we will make two payments to NTLC totaling approximately $20,000 during the first and second quarters of 2009. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. On September 12, 2008, Henry Schein, Inc. sent Biolase a written demand for indemnity for this lawsuit. We denied that we are required to indemnify Schein, and we subsequently entered into a tolling agreement regarding this indemnification claim on November 18, 2008.
     From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any other litigation that is material to our business.
ITEM 1A. RISK FACTORS.
Risk Factors
     The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which was filed with the Securities and Exchange Commission, or SEC, and describes the various risks and uncertainties to which we are or may be subject. At March 31, 2009, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully review these risks, together with those described in our Annual Report on Form 10-K and in other reports we file with the SEC in evaluating our business.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1†	Letter Agreement, dated February 27, 2009, by and between Biolase Technology, Inc. and Henry Schein, Inc.

10.2	Letter Agreement, dated March 4, 2009, by and between Biolase Technology, Inc. and David M. Mulder.

10.3	Separation and General Release Agreement, dated March 10, 2009, by and between Biolase Technology, Inc. and Jake P. St. Philip.

10.4	Security Agreement, dated March 13, 2009, by and between Biolase Technology, Inc. and Henry Schein, Inc. (Filed March 19, 2009 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)

10.5	Settlement Agreement and General Mutual Release, dated March 25, 2009, by and between Biolase Technology, Inc. and National Laser Technology, Inc.

10.6	Letter Agreement, dated April 3, 2009, by and between Biolase Technology, Inc. and David M. Mulder.

31.1	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Frederick M. Capallo pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frederick M. Capallo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009
BIOLASE TECHNOLOGY, INC., a Delaware corporation
	By:	/s/ DAVID M. MULDER
David M. Mulder
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ FREDERICK M. CAPALLO
Frederick M. Capallo
Interim Chief Financial Officer (Principal Financial and Accounting Officer)