Form 10-Q
period 2009-06-30
BIOLASE TECHNOLOGY INC
filed 2009-08-07
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐       No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 5, 2009: 24,250,576

BIOLASE TECHNOLOGY, INC.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,487	$11,235
Accounts receivable, less allowance of $432 and $526 in 2009 and 2008, respectively	2,538	3,758
Inventory, net	9,006	12,410
Prepaid expenses and other current assets	968	1,391

Total current assets	15,999	28,794
Property, plant and equipment, net	2,621	3,040
Intangible assets, net	537	613
Goodwill	2,926	2,926
Deferred tax asset	32	29
Other assets	300	306

Total assets	$22,415	$35,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,404
Accounts payable	4,609	7,509
Accrued liabilities	5,823	8,255
Deferred revenue, current portion	1,588	2,603

Total current liabilities	12,020	23,771
Deferred tax liabilities	409	376
Deferred revenue, long-term	2,004	1,875
Other liabilities, long-term	243	296

Total liabilities	14,676	26,318

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,208 and 26,208 shares issued and 24,245 and 24,244 shares outstanding in 2009 and 2008, respectively	27	27
Additional paid-in capital	116,484	115,698
Accumulated other comprehensive loss	(278)	(187)
Accumulated deficit	(92,095)	(89,749)

	24,138	25,789
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	7,739	9,390

Total liabilities and stockholders’ equity	$22,415	$35,708

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Products and services revenue	$13,887	$17,795	$20,006	$35,832
License fees and royalty revenue	430	868	905	1,872

Net revenue	14,317	18,663	20,911	37,704
Cost of revenue	6,219	8,556	11,045	18,015

Gross profit	8,098	10,107	9,866	19,689

Operating expenses:
Sales and marketing	2,770	5,052	5,815	10,657
General and administrative	1,735	3,398	4,304	6,475
Engineering and development	1,119	1,271	2,202	2,732

Total operating expenses	5,624	9,721	12,321	19,864

Profit (loss) from operations	2,474	386	(2,455)	(175)

(Loss) gain on foreign currency transactions	(109)	225	206	841
Interest income	2	26	3	84
Interest expense	(12)	(36)	(42)	(60)

Non-operating (loss) income, net	(119)	215	167	865

Income (loss) before income tax provision	2,355	601	(2,288)	690
Income tax provision (benefit)	25	(21)	58	42

Net income (loss)	$2,330	$622	$(2,346)	$648

Net income (loss) per share:
Basic	$0.10	$0.03	$(0.10)	$0.03

Diluted	$0.10	$0.03	$(0.10)	$0.03

Shares used in the calculation of net income (loss) per share:
Basic	24,244	24,164	24,244	24,110

Diluted	24,321	24,358	24,244	24,326

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(2,346)	$648
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	776	960
Loss on disposal of assets, net	13	—
(Recovery) provision for bad debts	(83)	15
Provision for inventory excess and obsolescence	970	—
Stock-based compensation	785	893
Other non-cash compensation	—	2
Deferred income taxes	30	9
Changes in operating assets and liabilities:
Accounts receivable	1,282	5,997
Inventory	2,435	(1,714)
Prepaid expenses and other assets	(8)	21
Accounts payable and accrued liabilities	(4,970)	(1,291)
Deferred revenue	(893)	(2,046)

Net cash and cash equivalents (used in) provided by operating activities	(2,009)	3,494

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	4	—
Additions to property, plant and equipment	(302)	(451)

Net cash and cash equivalents used in investing activities	(298)	(451)

Cash Flows From Financing Activities:
Borrowings under line of credit	4,293	8,683
Payments under line of credit	(9,697)	(12,235)
Proceeds from exercise of stock options and warrants	—	523

Net cash and cash equivalents used in financing activities	(5,404)	(3,029)

Effect of exchange rate changes	(37)	(73)

Decrease in cash and cash equivalents	(7,748)	(59)
Cash and cash equivalents, beginning of year	11,235	14,566

Cash and cash equivalents, end of period	$3,487	$14,507

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$42	$60

Income taxes	$38	$94

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
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation.
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
Liquidity
     We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year, provided that the February 27, 2009 letter agreement with Henry Schein, Inc., or HSIC, is extended past March 31, 2010 as set forth below. Our basis for this is the following.
•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 150 as of June 30, 2009.
•	On February 27, 2009, we entered into a letter agreement with Henry Schein, Inc., or HSIC, amending the term of the License and Distribution Agreement through March 31, 2010. Included in the letter agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the letter agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The letter agreement can be extended for two additional optional twelve month terms and which require escalation purchase minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.
•	During the first quarter of 2009, we made the decision to begin the transition of sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to distributor. As part of the letter agreement with HSIC, HSIC has become our distributor in each of these countries as well as in additional foreign countries currently and in the future. As a result of these developments, we have reduced the operations of our foreign subsidiaries which had been recording significant losses since being established to sell direct in those countries in 2006.

•	We continue to review our inventory levels and plan to reduce the levels to more historical year end amounts. Our new letter agreement with HSIC will allow us to better forecast our inventory needs and not having significant inventory located at our foreign subsidiaries will help in this objective.
     Although we believe that we will have sufficient resources to meet our obligations and sustain our operations during the next twelve months, there can be no assurance that the resources we believe will be available will prove to be available or sufficient, or that additional resources will be available if necessary to fund our operations. We are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under the distribution agreement with HSIC (as amended), and the receipt of cash in connection with those purchases, is essential to our liquidity. At HSIC’s option, the February 27, 2009 letter agreement with HSIC can be extended for two additional twelve month terms, which require certain purchase minimum escalations between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater. There can be no guarantee that HSIC will elect to extend the February 27, 2009 agreement past March 31, 2010 and preserve our liquidity position. In addition, we presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. There can be no assurance that we will be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. We have evaluated subsequent events through August 7, 2009, the date of issuance of our consolidated financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
NOTE 3—STOCK-BASED COMPENSATION AND PER SHARE INFORMATION
Stock-Based Compensation
     We have three stock-based compensation plans - the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under these plans, stock options are awarded to certain officers, directors and employees of the Company at the discretion of the Company’s management and/or Board of Directors. Options to employees generally vest on a quarterly basis over three years.
     Effective January 1, 2006, we adopted the provisions of FAS 123 (revised), Share-Based Payment, or FAS 123R, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under FAS 123R during the three months ended June 30, 2009 and 2008 was $317,000 and $440,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results under FAS 123R during the six months ended June 30, 2009 and 2008, was $785,000 and $893,000, respectively. The net impact to earnings for those periods was $(0.04) and $(0.03) per basic and diluted share, respectively. At June 30, 2009, we had $1.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of .9 years.
     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$34	$42	$77	$85
Sales and marketing	104	117	228	237
General and administrative	138	240	396	489
Engineering and development	41	41	84	82

	$317	$440	$785	$893

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
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	5.00	5.10	4.95	5.02
Volatility	84%	66%	84%	66%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	2.05%	3.10%	1.83%	3.12%
     A summary of option activity under our stock option plans for the six months ended June 30, 2009 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value
Options outstanding at December 31, 2008	4,500,000	$5.12
Plus: Options granted	538,000	$0.87
Less:
Options exercised	(1,000)	$0.82
Options canceled or expired	(819,000)	$3.73

Options outstanding at June 30, 2009	4,218,000	$4.85	6.48	$710,000

Options exercisable at June 30, 2009	2,986,000	$5.88	5.43	$254,000
Options expired during the six months ended June 30, 2009	373,000	$4.56

     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from stock options exercised	$—	$209	$—	$524
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$149	$—	$346
Weighted-average fair value of options granted during period	$.83	$1.61	$.58	$1.68
Total fair value of shares vested during the period	$445	$357	$941	$693

(1)	FAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
Net Income (Loss) Per Share - Basic and Diluted
     Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
     Outstanding stock options to purchase 77,000 shares were included in the computation of diluted earnings per share for the three months ended June 30, 2009. For the same period, anti-dilutive outstanding stock options and warrants to purchase 3,485,000 shares were not included in the computation of diluted EPS. Outstanding stock options to purchase 194,000 shares were included in the computation of diluted earnings per share for the three months ended June 30, 2008. For the same 2008 period, anti-dilutive outstanding stock options and warrants to purchase 3,000,000 shares were not included in the computation of diluted EPS.
     Outstanding stock options and warrants to purchase 4,299,000 shares were not included in the computation of diluted loss per share for the six months ended June 30, 2009 as a result of their anti-dilutive effect. Outstanding stock options to purchase 216,000 shares were included in the computation of diluted earnings per share for the six months ended June 30, 2008. For the same 2008 period, anti-dilutive outstanding stock options and warrants to purchase 3,000,000 shares were not included in the computation of diluted earnings per share.
NOTE 4 - INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$3,786	$4,981
Work-in-process	1,578	1,472
Finished goods	3,642	5,957

Inventory, net	$9,006	$12,410

     Inventory is net of the provision for excess and obsolete inventory of $1.8 million and $828,000 at June 30, 2009 and December 31, 2008, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Land	$267	$268
Building	409	411
Leasehold improvements	914	919
Equipment and computers	5,870	5,674
Furniture and fixtures	1,019	1,027
Construction in progress	69	53

	8,548	8,352
Accumulated depreciation and amortization	(5,927)	(5,312)

Property, plant and equipment, net	$2,621	3,040

     Depreciation and amortization of property, plant and equipment was $327,000 and $699,000 for the three and six months ended June 30, 2009, respectively, and $384,000 and $775,000 for the three and six months ended June 30, 2008, respectively.
     Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with our primary facility lease during 2006.
NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
     In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2009 and concluded there had not been any impairment. Due to the decline in our stock price and market capitalization since June 30, 2008 caused by adverse equity market conditions and the general economic environment, we will closely monitor our stock price and market capitalization and will perform such analysis on a quarterly basis, if needed. If our stock price and market capitalization continue to decline, we may need to impair our goodwill and other intangible assets.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense of $33,000 and $76,000 for the three and six months ended June 30, 2009, respectively, and $93,000 and $186,000, respectively, for the same periods in 2008. Other intangible assets consist of an acquired customer list and a non-compete agreement.
     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2009				As of December 31, 2008
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,377)	$—	$537	$1,914	$(1,301)	$—	$613
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,039)	$(979)	$537	$3,555	$(1,963)	$(979)	$613

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 – ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Payroll and benefits	$1,807	$1,844
Warranty	2,132	2,612
Deferred rent credit	112	112
Accrued professional services	361	771
Accrued insurance premium	297	732
Other	1,114	2,184

Accrued liabilities	$5,823	$8,255

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Initial warranty accrual, beginning balance	$2,227	$2,242	$2,612	$1,987
Provision for estimated warranty cost	592	1,093	1,036	2,453
Warranty expenditures	(687)	(1,056)	(1,516)	(2,161)

Initial warranty accrual, ending balance	$2,132	$2,279	$2,132	$2,279

     Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
License fee from Henry Schein, Inc. – unamortized portion	$278	$1,111
Royalty advances from Procter & Gamble	1,875	1,875
Undelivered elements (training, installation and product) and other	434	731
Extended warranty contracts	1,005	761

Total deferred revenue	3,592	4,478

Less long-term amounts:
Extended warranty contracts	(129)	—
Royalty advances from Proctor & Gamble	(1,875)	(1,875)

Total deferred revenue, long-term	(2,004)	(1,875)

Total deferred revenue, current portion	$1,588	$2,603

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We are amortizing the initial $5.0 million payment to License Fees and Royalty Revenue on a straight-line basis over the three-year term of the Agreement. For the three and six months ended June 30, 2009 and 2008, we recognized $417,000 and $833,000 respectively, of the license fees.
     Under the Agreement, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC had not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we would have had the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products itself), (iii) reduce certain discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.

     On May 9, 2007, we entered into an addendum with HSIC, effective as of April 1, 2007, which modified the License and Distribution Agreement to add the terms and conditions under which HSIC has the exclusive right to distribute our ezlase diode dental laser system in the United States and Canada. In the Addendum, separate minimum purchase requirements were established for the ezlase system. If HSIC had not met the minimum purchase requirement for any 12-month period ending on March 31, we would have had the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have had the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.
     On March 3, 2008, we entered into a second addendum with HSIC that modified the License and Distribution Agreement, as amended by the first addendum. Pursuant to the second addendum, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC did not meet minimum purchase requirements, we would have had the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC did not meet the minimum purchase requirements, we would have had the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
     On December 23, 2008, we entered into a brief letter agreement with HSIC which amended the initial term of the License and Distribution Agreement to December 31, 2010.
     On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement includes certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009 we entered into a security agreement, or Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the Security Agreement, the security interest granted shall be released upon products delivered to HSIC in respect of such initial purchase. HSIC also has the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will have first right of refusal in new international markets that we are interested in entering.
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, or P&G Agreement, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G was amortized over a two-year period covering January 2007 through December 2008. During the three and six months ended June 30, 2008, $375,000 and $750,000, respectively, of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G. For the three and six months ended June 30, 2008 $63,000 and $125,000 of the payments received was recognized in license fees and royalty revenue.
     Pursuant to the terms of the P&G Agreement, after two years from the effective date of the P&G Agreement, P&G has the right, upon formal notice to us, to elect to convert its exclusive license of our patents into a non-exclusive license (and effectively allow us to license the patents to other parties), and cease making the $250,000 quarterly payments as described above. Pursuant to the P&G Agreement, P&G has forty-five (45) days following the end of each quarter to make the quarterly payment, after which a finance charge is to be assessed, equal to the prime rate of interest then in effect plus 100 basis points. We have not received the first quarter 2009 quarterly payment, and have not received the formal applicable notice required under the P&G Agreement, as of May 15, 2009, the expiration date of the grace period for the first quarter 2009 quarterly payment. The second quarter 2009 payment grace period expires on August 14, 2009, and as of the date of this quarterly filing, the second quarter 2009 quarterly payment has not been received. We are in discussions with P&G to restructure the P&G Agreement, and P&G has indicated to us that it is considering whether to make such non-exclusive election or not as part of the restructuring being contemplated.

NOTE 8–BANK LINE OF CREDIT AND DEBT
     On September 28, 2006, we entered into a Loan and Security Agreement or Loan Agreement with Comerica Bank, or the Lender which replaced the loan agreement previously held with Bank of the West. Under the Loan Agreement, the Lender agreed to extend a revolving loan or the Revolving Line to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line could not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million could be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extended the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement would have been due and payable in full on September 28, 2009 or the Maturity Date, but could have been extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bore interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property).
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
     In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. As of June 30, 2009, we had approximately $297,000 outstanding.
NOTE 9–COMMITMENTS AND CONTINGENCIES
Litigation
     From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.
NOTE 10–SEGMENT INFORMATION
     We currently operate in a single business segment. For the three and six months ended June 30, 2009, sales in the United States accounted for approximately 78% and 76% respectively, of net revenue, and international sales accounted for approximately 22% and 24%, respectively, of net revenue. For the three and six months ended June 30, 2008, sales in the United States accounted for approximately 77% and 76% respectively, of net revenue, and international sales accounted for approximately 23% and 24%, respectively, of net revenue.

     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$11,184	$14,451	$15,824	$28,467
International	3,133	4,212	5,087	9,237

	$14,317	$18,663	$20,911	$37,704

     Long-lived assets located outside of the United States at our foreign subsidiaries were $711,000 and $747,000 million as of June 30, 2009 and December 31, 2008, respectively.
NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 57% and 52% of total net revenues for the three and six months ended June 30, 2009, respectively, and 61% and 61% of total net revenues, respectively, for the same periods in 2008. Revenue from our Diode systems comprised 22% and 20% of total revenue for the three and six months ended June 30, 2009, respectively, and 23% and 21%, for the same periods of 2008.
     Approximately 93% and 92% of our laser system and consumable products net revenue in the three and six months ended June 30, 2009 was generated through sales to HSIC worldwide. Approximately 72% and 68% of our laser system and consumable products net revenue in the three and six months ended June 30, 2008 was generated through sales to HSIC worldwide.
     We maintain our cash and cash equivalents accounts with established commercial banks. Through June 30, 2009, such cash deposits periodically exceeded the Federal Deposit Insurance Corporation insured limit of $250,000 per depository.
     Accounts receivable concentrations from HSIC worldwide and one international distributor totaled $1.2 million or 48% and $417,000 or 16% at June 30, 2009 respectively. Accounts receivable concentrations have resulted from sales to HSIC worldwide and one international distributor that totaled $523,000 and $765,000 or 14% and 20%, respectively, at December 31, 2008.
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
NOTE 12—COMPREHENSIVE INCOME (LOSS)
     Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$2,330	$622	$(2,346)	$648
Other comprehensive income (loss) items:
Foreign currency translation adjustments	227	4	(91)	61

Comprehensive income (loss)	$2,557	$626	$(2,437)	$709

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation Number FIN 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the six months ended June 30, 2009, we recorded an increase of $3,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest as well as the lapse of a statute of limitations.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2008. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in Item 1A of this quarterly report, in our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this quarterly report.
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
     On August 8, 2006, we entered into a License and Distribution Agreement, or the Agreement, with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The Agreement has an initial term of three years, following which it will automatically renew for an additional period of three years, provided that HSIC has achieved its minimum purchase requirements. Under the Agreement, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC had not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we would have had the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the agreement and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.
     On May 9, 2007, we entered into an addendum with HSIC, effective as of April 1, 2007, which modified the License and Distribution Agreement to add the terms and conditions under which HSIC has the exclusive right to distribute our ezlase diode dental laser system in the United States and Canada. In the addendum, separate minimum purchase requirements were established for the ezlase system. If HSIC had not met the minimum purchase requirement for any 12-month period ending on March 31, we would have had the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non-exclusive basis for a minimum period of one year, after which period we would have had the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.
     On March 3, 2008, we entered into a second addendum with HSIC that modified the License and Distribution Agreement, as amended by the first addendum. Pursuant to the second addendum, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC did not meet minimum purchase requirements, we would have had the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC did not meet the minimum purchase requirements, we would have had the right to purchase back the exclusive distributor rights granted to HSIC under the Agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
     On December 23, 2008, we entered into a brief letter agreement with HSIC which amended the initial term of the License and Distribution Agreement to December 31, 2010.
     On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement includes certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009 we entered into a security agreement, or Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the Security Agreement, the security interest granted shall be released upon products delivered to HSIC in respect of such initial purchase. HSIC also has the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC will become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will have first right of refusal in new international markets that we are interested in entering.
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
     Revenue Recognition. Effective September 1, 2006, nearly all of our domestic sales are to HSIC; prior to this date, we sold our products directly to customers through our direct sales force. Internationally, we sell products primarily through distributors. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured.
     We apply Emerging Issues Task Force, or EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Revenue attributable to the undelivered elements, primarily training, are included in deferred revenue when the product is shipped and are recognized when the related service is performed or upon expiration of time offered under the agreement.
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

     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2009 and concluded there had been no impairment in trade names and no impairment in goodwill. We will closely monitor our stock price and market capitalization and will perform such analysis on a quarterly basis, if needed. If our stock price and market capitalization declines, we may need to impair our goodwill and other intangible assets.
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
     Income Taxes. Based upon our operating losses during 2008 and 2007 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of June 30, 2009 will not be realized. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended		Six Months Ended
Consolidated Statements of Operations Data:	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.4	45.8	52.8	47.8

Gross profit	56.6	54.2	47.2	52.2

Operating expenses:
Sales and marketing	19.4	27.1	27.8	28.3
General and administrative	12.1	18.2	20.6	17.2
Engineering and development	7.8	6.8	10.5	7.2

Total operating expenses	39.3	52.1	58.9	52.7

Income (loss) from operations	17.3	2.1	(11.7)	(0.5)
Non-operating (loss) income, net	(0.8)	1.1	0.8	2.3

Income (loss) before income tax provision	16.5	3.2	(10.9)	1.8
Income tax provision (benefit)	0.2	(0.1)	0.3	0.1

Net income (loss)	16.3%	3.3%	(11.2)%	1.7%

     The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Waterlase systems	$8,193	57%	$11,382	61%	$10,948	53%	$22,977	61%
Diode systems	3,163	22%	4,238	22%	4,202	20%	7,887	21%
Non-laser systems	2,531	18%	2,175	12%	4,856	23%	4,968	13%

Products and services	13,887	97%	17,795	95%	20,006	96%	35,832	95%
License fee and royalty	430	3%	868	5%	905	4%	1,872	5%

Net revenue	$14,317	100%	$18,663	100%	$20,911	100%	$37,704	100%

Three months ended June 30, 2009 and 2008
     Net Revenue. Net revenue for the three months ended June 30, 2009 was $14.3 million, a decrease of $4.4 million or 23% as compared with net revenue of $18.7 million for the three months ended June 30, 2008.
     Laser system net revenue decreased by approximately 27% in the quarter ended June 30, 2009 compared to the same quarter of 2008. Our Diode family of products decreased $1.1 million or 25% in the second quarter of 2009 compared to the same quarter of 2008. Sales of our Waterlase systems decreased $3.2 million or 28% in the quarter ended June 30, 2009 compared to the same period in 2008 due to weaker international performance as well as lower realized average selling prices on domestic sales.
     Non-laser system net revenue, which includes consumable products, as well as services revenues including advanced training programs, installation charges and extended service contracts, increased by approximately $356,000 or 16% for the three months ended June 30, 2009 as compared to the same period of 2008. Consumable products revenue increased $101,000 or 9% and services revenues increased $255,000 or 24% as compared to the same period of 2008.
     License fees and royalty revenue decreased $438,000 or 51% in the quarter ended June 30, 2009 compared to the same quarter of 2008. The 2008 period included amortization of the license fee from The Proctor & Gamble Company which was fully amortized as of December 31, 2008.
     Domestic revenues were $11.2 million, or 78% of net revenue, for the three months ended June 30, 2009 versus $14.5 million, or 77% of net revenue, for the three months ended June 30, 2008. International revenues for the quarter ended June

30, 2009 were $3.1 million, or 22% of net revenue, as compared with $4.2 million, or 23% of net revenue, for the quarter ended June 30, 2008.
     Gross Profit. Gross profit for the three months ended June 30, 2009 decreased by $2.0 million from $10.1 million to $8.1 million, but increased to 57% of net revenue as compared with 54% of net revenue for the three months ended June 30, 2008. The overall decrease in gross profit quarter over quarter was due to lower revenues. The improvement in the gross profit percent quarter over quarter was a result of significant cost reductions and increased profitability in training and service revenues.
     Operating Expenses. Operating expenses for the three months ended June 30, 2009 decreased by $4.1 million, or 42%, to $5.6 million as compared to $9.7 million for the three months ended June 30, 2008, and decreased as a percentage of net revenue to 39% from 52%. In late 2008 and continuing into 2009, we implemented significant cost reductions to help offset the negative impact of current economic conditions.
          Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2009 decreased by $2.3 million, or approximately 45%, to $2.8 million, or 19% of net revenue, as compared with $5.1 million, or 27% of net revenue, for the three months ended June 30, 2008. Convention and seminars expenses decreased by $642,000, travel and entertainment expenses decreased by $323,000, commission expense decreased $154,000 and regional meeting and speaker related expenses decreased by $177,000 in the quarter ended June 30, 2009 compared with the same quarter of 2008. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in 2009 in comparison to comparable periods in 2008.
          General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2009 decreased by $1.7 million, or 49%, to $1.7 million, or 12% of net revenue, as compared with $3.4 million, or 18% of net revenue, for the three months ended June 30, 2008. The decrease in general and administrative expenses resulted primarily from decreased legal and consulting fees of $756,000, decreased payroll related expenses of $375,000 and a decrease in bad debt expense of $209,000. We believe that our general and administrative expenses are likely to decrease in future 2009 periods compared to the respective 2008 periods.
          Engineering and Development Expense. Engineering and development expenses for the three months ended June 30, 2009 decreased by $152,000, or 12%, to $1.1 million, or 8% of net revenue, as compared with $1.3 million, or 7% of net revenue, for the three months ended June 30, 2008. The decrease is primarily related to decreased payroll related expenses of $132,000. We expect to continue to invest in development projects and personnel in 2009, however, we expect the overall expense to decrease in 2009.
Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We recognized a $109,000 loss on foreign currency transactions for the three months ended June 30, 2009, compared to a $225,000 gain on foreign currency transactions for the three months ended June 30, 2008 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned most of our sales from our foreign subsidiaries to sales through distributors, the amount of inter-company transactions and related balances should be reduced in the future.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended June 30, 2009 was $2,000 as compared with $26,000 for the three months ended June 30, 2008. The decrease is the result of lower average cash balances during the 2009 period compared to the same period in 2008.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the quarter ended June 30, 2009 was $12,000 as compared to $36,000 for the quarter ended June 30, 2008.
     Income Taxes. An income tax provision of $25,000 was recognized for the three months ended June 30, 2009 as compared with an income tax benefit of $21,000 for the three months ended June 30, 2008. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended June 30, 2009 and 2008, we recorded an increase of $1,000 and a decrease of $60,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2009, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $29 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Six months ended June 30, 2009 and 2008
     Net Revenue. Net revenue for the six months ended June 30, 2009 was $20.9 million, a decrease of $16.8 million or 45% as compared with net revenue of $37.7 million for the six months ended June 30, 2008.
     Laser system net revenue decreased by approximately 51% in the six months ended June 30, 2009 compared to the same period of 2008. Sales of our Waterlase systems decreased $12 million or 52% in the six months ended June 30, 2009 compared to the same period in 2008. Our Diode family of products decreased $3.7 million or 47% in the six months ended June 30, 2009 compared to the same period of 2008. We feel the continued adverse worldwide economic environment has been a significant cause for the decreased sales as dentists may be delaying their decisions to purchase higher priced capital equipment.
     Non-laser system net revenue decreased by approximately $112,000 or 2% for the six months ended June 30, 2009 as compared to the same period of 2008. Consumable products revenue increased $293,000 or 13% and services revenues decreased $405,000 or 14%.
     License fees and royalty revenue decreased approximately $967,000 to $905,000 in the six months ended June 30, 2009 compared to $1.9 million in the same period of 2008. The 2008 period included amortization of the license fee from The Proctor & Gamble Company which was fully amortized as of December 31, 2008.
     Domestic revenues were $15.8 million, or 76% of net revenue, for the six months ended June 30, 2009 versus $28.5 million, or 76% of net revenue, for the six months ended June 30, 2008. International revenues for the six months ended June 30, 2009 were $5.1 million, or 24% of net revenue, as compared with $9.2 million, or 24% of net revenue, for the six months ended June 30, 2008.
     Gross Profit. Gross profit for the six months ended June 30, 2009 decreased by $9.8 million to $9.9 million, or 47% of net revenue, as compared with gross profit of $19.7 million, or 52% of net revenue, for the six months ended June 30, 2008. The decrease was due largely to a one-time write down of inventories related to the international subsidiary closures, excess inventory created from a sales mix shift toward the new Waterlase MD Turbo ™ and the ezlase diode laser, lower volume, lower average net pricing and promotion costs being spread over fewer units and a decrease in licensing and royalty revenues. These expenses were partially offset by our cost reductions implemented in late 2008.
     Operating Expenses. Operating expenses for the six months ended June 30, 2009 decreased by $7.6 million or 38%, to $12.3 million as compared to $19.9 million for the six months ended June 30, 2008 but increased as a percentage of net revenue to 59% from 53% on lower net revenue from period to period. In late 2008 and continuing into 2009, we implemented significant cost reductions to help offset the negative impact of current economic conditions.
          Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2009 decreased by $4.8 million, or approximately 45%, to $5.8 million, or 28% of net revenue, as compared with $10.7 million, or 28% of net revenue, for the six months ended June 30, 2008. Major factors contributing to the reduction were a decrease in convention and seminars expenses by $1.4 million, decreased travel and entertainment expenses by $680,000, a commission expense decrease of $543,000 and a decrease in regional meeting and speaker related expenses by $775,000 in the six months ended June 30, 2009 compared with the same period of 2008. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in 2009 in comparison to comparable periods in 2008.

          General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2009 decreased by $2.2 million, or 34%, to $4.3 million, as compared with $6.5 million for the six months ended June 30, 2008, but increased as a percentage of net revenue to 21% from 17% on lower net revenue from period to period. The decrease in general and administrative expenses resulted primarily from decreased legal and consulting fees of $1.3 million, decreased audit fees of $148,000, decreased payroll related expenses of $509,000 and a decrease in bad debt expense of $97,000. These decreases were partially offset by an increase in severance costs related to the termination of our CEO and reducing our foreign subsidiary operations. We believe that our general and administrative expenses are likely to decrease in future 2009 periods compared to the respective 2008 periods.
          Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2009 decreased by $530,000, or 19%, to $2.2 million, or 11% of net revenue, as compared with $2.7 million, or 7% of net revenue, for the six months ended June 30, 2008. The decrease is primarily related to a reduction in consulting and payroll related expenses of $178,000 and a reduction in intangible asset amortization expense of $109,000. We expect to continue to invest in development projects and personnel in 2009, however, we expect the overall expense to decrease in 2009.
Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We recognized a $206,000 gain on foreign currency transactions for the six months ended June 30, 2009, compared to a $841,000 gain on foreign currency transactions for the six months ended June 30, 2008 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned most of our sales from our foreign subsidiaries to sales through distributors, the amount of inter-company transactions and related balances should be reduced in the future.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the six months ended June 30, 2009 was $3,000 as compared with $84,000 for the six months ended June 30, 2008. The decrease is the result of lower average cash balances during the 2009 period compared to the same period in 2008.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the six months ended June 30, 2009 was $42,000 as compared to $60,000 for the six months ended June 30, 2008.
     Income Taxes. An income tax provision of $58,000 was recognized for the six months ended June 30, 2009 as compared with $42,000 for the six months ended June 30, 2008. As a result of the implementation of FIN 48, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the six months ended June 30, 2009 and 2008, we recorded an increase of $3,000 and a decrease of $46,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2009, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $29 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year, provided that the February 27, 2009 letter agreement with Henry Schein, Inc., or HSIC, is extended past March 31, 2010 as set forth below. Our basis for this is the following.
•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 150 as of June 30, 2009.
•	On February 27, 2009, we entered into a letter agreement with HSIC amending the term of the License and Distribution Agreement through March 31, 2010. Included in this letter agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the letter agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The letter agreement can be extended for two additional optional twelve month terms and which require escalation purchase minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.
•	During the first quarter of 2009, we made the decision to begin the transition of sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to distributor. As part of the letter agreement with HSIC, HSIC will become our distributor in each of these countries as well as in additional foreign countries currently and in the future. As a result of these developments, we have reduced the operations of our foreign subsidiaries which had been recording significant losses since being established to sell direct in those countries in 2006.
•	We continue to review our inventory levels and plan to reduce the levels to more historical year end amounts. The letter agreement with HSIC will allow us to better forecast our inventory needs and not having significant inventory located at our foreign subsidiaries will help in this objective.
     Although we believe that we will have sufficient resources to meet our obligations and sustain our operations during the next twelve months, there can be no assurance that the resources we believe will be available will prove to be available or sufficient, or that additional resources will be available if necessary to fund our operations. We are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement with HSIC (as amended), and the receipt of cash in connection with those purchases, is essential to our liquidity. At HSIC’s option, the February 27, 2009 letter agreement with HSIC can be extended for two additional twelve month terms, which require certain purchase minimum escalations between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater. There can be no guarantee that HSIC will elect to extend the February 27, 2009 agreement past March 31, 2010 and preserve our liquidity position. In addition, we presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. There can be no assurance that we will be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.
     At June 30, 2009, we had approximately $4.0 million in net working capital, a decrease of $1.0 million from $5.0 million at December 31, 2008. Our principal sources of liquidity at June 30, 2009 consisted of our cash and cash equivalents balance of $3.5 million.
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
     For the six months ended June 30, 2009, our operating activities used cash of approximately $2.0 million, compared to cash provided of $3.5 million for the six months ended June 30, 2008. The most significant changes in operating assets and liabilities for the six months ended June 30, 2009 as reported in our consolidated statements of cash flows were decreases of $1.3 million in accounts receivable (before the change in allowance for doubtful accounts), $2.4 million in inventory and $5.0 million in accrued liabilities and accounts payable.
     In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. These amounts are included in the outstanding obligations as of June 30, 2009 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2009 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total

Operating leases	$528	$496	$—	$—	$1,024
SurgiLight agreement	50	—	—	—	50
Insurance premium financing	297	—	—	—	297

Total	$875	$496	$—	$—	$1,371

     In January 2008, Jake St. Philip was appointed our Chief Executive Officer. On March 5, 2009, Mr. St. Philip resigned as our Chief Executive Officer and as a director of our Board of Directors. On March 10, 2009, we entered into a Separation and General Release Agreement, or the Separation Agreement, with Mr. St. Philip. Pursuant to the Separation Agreement, we agreed to pay Mr. St. Philip a severance payment of $350,000 of which half was paid on May 9, 2009 and half will be paid in twelve consecutive equal monthly installments commencing on June 1, 2009. In addition, we agreed to pay COBRA premiums on his behalf for twelve months. The Separation Agreement superseded the employment agreement we had with Mr. St. Philip dated January 2, 2008.
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
     On July 14, 2009, we appointed Brett L. Scott as Chief Financial Officer. Mr. Scott has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Scott is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $100,000 based on compensation in effect as of July 14, 2009. In addition, we agreed to pay Mr. Scott’s COBRA premiums for six months.

     In addition to Mr. Mulder and Mr. Scott, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.0 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.
     In addition to the amounts shown in the table above, $108,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 or FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $22,000 and $20,000, respectively, at June 30, 2009.
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
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
     Changes in Internal Control over Financial Reporting
     In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred in 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
     From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.

ITEM 1A.	RISK FACTORS.
     Our business, financial condition, and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The discussion of our business and operations should be read together with the risk factors below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which was filed with the SEC and describes the various risks and uncertainties to which we are or may be subject. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities. You must not construe the following statements as an exhaustive list of risks we face.
     The risk factors set forth below, captioned in bold and italic typeface, supersede the risk factors set forth under the identical caption contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and otherwise compliment those remaining risk factors previously disclosed in such Annual Report.
The general slowdown of the economy and uncertainties in the global financial markets, our reliance on a primary distributor, and our lack of financing may adversely affect our liquidity, operating results, and financial condition.
     We are substantially dependent on our major distributor. The continued performance of this distributor to renew and extend its firm commitment to make committed purchases of our products and associated consumables under a February 27, 2009 letter agreement amending our distribution agreement, and the receipt of cash in connection with those purchases, is critical to our liquidity at this time. We presently do not have any debt financing in place with a bank or other financial institution. As part of the February 2009 agreement, the distributor made an immediate initial purchase and agreed to make subsequent bi-monthly minimum purchases through March 31, 2010. Based upon these purchases, and based upon the general economic slowdown, we believe that the distributor’s inventory of our products has increased above historical levels, and this increase could be a factor in the distributor’s decision whether to extend our distribution agreement beyond March 31, 2010. If the distributor decided not to extend the agreement beyond March 2010 for the first of two additional twelve month renewal periods, such a decision combined with an absence of debt financing availability, could seriously and adversely impact our operations.
     In the event our major distributor elects not to extend our distribution agreement beyond March 31, 2010, we would be forced to seek alternative channels for the sales of our products, including but not limited to establishing an alternative major distributor relationship, a series of small distributor relationships, selling directly to customers through a direct sales force, or a combination thereof. To the extent that the former distributor held inventory of our products, the distributor would likely look to significantly reduce such inventory, and could possibly decide to compete aggressively with us in sales to new customers following the end of this distribution relationship, until such time as the former distributor’s inventory of our products was exhausted. There can be no assurances that we would be able to compete effectively and profitably with the former distributor during this period on price and other terms, while the former distributor attempted to reduce, and possibly even seek to rapidly liquidate, its inventory of our products.
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
     On May 20, 2009, we held our 2009 Annual Meeting of Stockholders to vote on two proposals. The number of shares entitled to vote was 24,244,201. The number of shares represented in person or by proxy was 21,229,759.
The following are the voting results for the proposals:
PROPOSAL 1: Election of seven directors to serve until our next annual meeting of stockholders.

Number of Votes
Robert M. Anderton
For	13,230,617
Against	7,758,470
Abstain	240,672

Total	21,229,759

George V. d’Arbeloff
For	13,157,712
Against	7,830,296
Abstain	241,751

Total	21,229,759

Daniel S. Durrie
For	13,240,008
Against	7,746,484
Abstain	243,267

Total	21,229,759

Neil J. Laird
For	13,012,570
Against	7,972,302
Abstain	244,887

Total	21,229,759

James R. Largent
For	13,117,542
Against	7,864,266
Abstain	247,951

Total	21,229,759

Federico Pignatelli
For	18,328,538
Against	2,752,021
Abstain	149,200

Total	21,229,759

Number of Votes
David M. Mulder
For	19,616,441
Against	1,371,744
Abstain	241,574

Total	21,229,759

PROPOSAL 2: To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Number of Votes
For	19,876,495
Against	961,022
Abstain	392,242

Total votes	21,229,759

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Letter Agreement, dated April 3, 2009, by and between the Registrant and David M. Mulder (“Mr. Mulder”), amending that certain Employment Agreement, dated April 29, 2008, by and between the Registrant and Mr. Mulder (as amended by that certain Letter Agreement, dated March 4, 2009, by and between the Registrant and Mr. Mulder).

31.1	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Brett L. Scott pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brett L. Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2009

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ DAVID M. MULDER
David M. Mulder
Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRETT L. SCOTT
Brett L. Scott
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Letter Agreement, dated April 3, 2009, by and between the Registrant and David M. Mulder (“Mr. Mulder”), amending that certain Employment Agreement, dated April 29, 2008, by and between the Registrant and Mr. Mulder (as amended by that certain Letter Agreement, dated March 4, 2009, by and between the Registrant and Mr. Mulder).

31.1	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Brett L. Scott pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brett L. Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.