Form 10-Q
period 2009-09-30
BIOLASE TECHNOLOGY INC
filed 2009-11-06
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 4, 2009: 24,341,020

BIOLASE TECHNOLOGY, INC.

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow® and Waterlase® are registered trademarks of Biolase Technology, Inc., and Diolase™, Comfort Jet™, HydroPhotonics™, LaserPal™, Comfortpulse™, MD Gold™, WCLI™, World Clinical Laser Institute™, Waterlase MD™, Waterlase MD Turbo™, HydroBeam™, SensaTouch™ ,, Occulase™, C100™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™ and Deep Pocket Therapy with New Attachment™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$3,879	$11,235
Accounts receivable, less allowance of $365 and $526 in 2009 and 2008, respectively	3,275	3,758
Inventory, net	9,088	12,410
Prepaid expenses and other current assets	1,016	1,391

Total current assets	17,258	28,794
Property, plant and equipment, net	2,361	3,040
Intangible assets, net	505	613
Goodwill	2,926	2,926
Deferred tax asset	35	29
Other assets	169	306

Total assets	$23,254	$35,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,404
Accounts payable	5,284	7,509
Accrued liabilities	5,057	8,255
Deferred revenue, current portion	1,144	2,603

Total current liabilities	11,485	23,771
Deferred tax liabilities	426	376
Deferred revenue, long-term	1,988	1,875
Other liabilities, long-term	216	296

Total liabilities	14,115	26,318

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,304 and 26,208 shares issued and 24,340 and 24,244 shares outstanding in 2009 and 2008, respectively	27	27
Additional paid-in capital	116,941	115,698
Accumulated other comprehensive loss	(194)	(187)
Accumulated deficit	(91,236)	(89,749)

	25,538	25,789
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	9,139	9,390

Total liabilities and stockholders’ equity	$23,254	$35,708

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Products and services revenue	$11,796	$14,418	$31,802	$50,250
License fees and royalty revenue	289	868	1,194	2,740

Net revenue	12,085	15,286	32,996	52,990
Cost of revenue	6,252	7,755	17,297	25,770

Gross profit	5,833	7,531	15,699	27,220

Operating expenses:
Sales and marketing	2,231	5,615	8,046	16,272
General and administrative	1,699	3,165	6,003	9,640
Engineering and development	999	1,313	3,201	4,045
Legal settlement and fees	—	1,232	—	1,232

Total operating expenses	4,929	11,325	17,250	31,189

Profit (loss) from operations	904	(3,794)	(1,551)	(3,969)

Gain (loss) on foreign currency transactions	(40)	(637)	166	204
Interest income	1	26	4	110
Interest expense	(7)	(35)	(49)	(95)

Non-operating income (loss), net	(46)	(646)	121	219

Income (loss) before income tax provision	858	(4,440)	(1,430)	(3,750)
Income tax provision (benefit)	(1)	50	57	92

Net income (loss)	$859	$(4,490)	$(1,487)	$(3,842)

Net income (loss) per share:
Basic	$0.04	$(0.19)	$(0.06)	$(0.16)

Diluted	$0.04	$(0.19)	$(0.06)	$(0.16)

Shares used in the calculation of net income (loss) per share:
Basic	24,281	24,244	24,257	24,155

Diluted	24,540	24,244	24,257	24,155

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,487)	$(3,842)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,126	1,440
Residual cost of demo equipment sold	12	—
Loss on disposal of assets, net	1	—
Recovery of bad debts	(134)	(71)
Provision for inventory excess and obsolescence	946	—
Stock-based compensation	1,103	1,317
Other non-cash compensation	—	2
Deferred income taxes	46	33
Changes in operating assets and liabilities:
Accounts receivable	626	6,526
Inventory	2,376	(4,229)
Prepaid expenses and other assets	62	570
Accounts payable and accrued liabilities	(5,103)	1,217
Deferred revenue	(1,357)	(2,610)

Net cash and cash equivalents (used in) provided by operating activities	(1,783)	353

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	5	—
Additions to property, plant and equipment	(333)	(811)

Net cash and cash equivalents used in investing activities	(328)	(811)

Cash Flows From Financing Activities:
Borrowings under line of credit	4,293	15,175
Payments under line of credit	(9,697)	(14,317)
Proceeds from exercise of stock options and warrants	139	533

Net cash and cash equivalents (used in) provided by financing activities	(5,265)	1,391

Effect of exchange rate changes	20	(14)

Increase (decrease) in cash and cash equivalents	(7,356)	919
Cash and cash equivalents, beginning of year	11,235	14,566

Cash and cash equivalents, end of period	$3,879	$15,485

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$49	$95

Income taxes	$14	$170

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
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation. We have evaluated subsequent events through November 6, 2009, the date of issuance of our consolidated financial position and results of operations.
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
Liquidity
     We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year, provided that the February 27, 2009 letter agreement with Henry Schein, Inc., or HSIC, is extended past March 31, 2010 as set forth below. Our basis for this is the following:
•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 146 as of September 30, 2009.

•	On February 27, 2009, we entered into a letter agreement with Henry Schein, Inc., or HSIC, amending the term of the License and Distribution Agreement through March 31, 2010. Included in the letter agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the letter agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The letter agreement can be extended for two additional optional twelve month terms and which require escalation purchase minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.

•	During the first quarter of 2009, we transitioned sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to HSIC. As part of the letter agreement with HSIC, HSIC has become our distributor in each of these countries as well as in additional foreign countries currently

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
     We believe that during the first seven months of the initial term of the February 27, 2009 letter agreement, HSIC exceeded its bi-monthly minimum purchase commitment, with total sales aggregating approximately $27 million through September 30, 2009. Based upon this level of purchases and considering the general economic slowdown, we believe that HSIC’s inventory has trended above historical levels. There can be no assurance that HSIC will continue to purchase at these increased levels for the remainder of the initial 14-month term, nor can there be any assurance that HSIC will not determine to offset these earlier purchases against the minimum agreement commitment of $42.7 million by the end of the initial term.
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
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105 or the Codification) which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S.GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. We have applied the new guidelines and numbering system prescribed by the Codification when referring to GAAP in our fiscal quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), an update to existing guidance on ASC 605-25, Revenue Recognition, for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. ASU 2009-13 is effective prospectively for interim and annual periods ending after June 15, 2010. We have not yet determined the impact on our condensed consolidated financial statements.
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

     Effective January 1, 2006, we adopted the provisions of ASC 718, Share-Based Payment, using a modified prospective transition method. Compensation cost related to stock options recognized in operating results under ASC 718, Share Based Payment, during the three months ended September 30, 2009 and 2008 was $318,000 and $424,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.02) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results under ASC 718, Share Based Payment, during the nine months ended September 30, 2009 and 2008, was $1.1 million and $1.32 million, respectively. The net impact to earnings for those periods was $(0.05) and $(0.06) per basic and diluted share, respectively. At September 30, 2009, we had $1.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of .9 years.
     The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$34	$41	$111	$126
Sales and marketing	108	120	336	357
General and administrative	136	223	532	712
Engineering and development	40	40	124	122

	$318	$424	$1,103	$1,317

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. For options granted prior and subsequent to January 1, 2006, we did and expect to continue to estimate their fair values using the Black-Scholes option-pricing model. This option pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, we have used a dividend yield of zero as we do not intend to pay dividends on our common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of our common stock. We believe that the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, have used a stock volatility factor based on the historical volatility of our common stock over a period of time approximating the estimated lives of our stock options. The expected term is estimated by analyzing our historical share option exercise experience over a five year period, in accordance with the provisions of ASC 718, Share Based Payment. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006 or unvested as of January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. ASC 718, Share Based Payment, requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.
     The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (years)	5.00	5.15	4.96	5.06
Volatility	84%	65%	84%	66%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	2.38%	3.08%	2.00%	3.12%

     A summary of option activity under our stock option plans for the nine months ended September 30, 2009 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value
Options outstanding at December 31, 2008	4,500,000	$5.12
Plus: Options granted	779,000	$1.13
Less: Options exercised	(96,000)	$1.46
Options canceled or expired	(969,000)	$3.78

Options outstanding at September 30, 2009	4,214,000	$4.78	6.35	$1,235,000

Options exercisable at September 30, 2009	3,041,000	$5.79	5.32	$491,000
Options expired during the nine months ended September 30, 2009	429,000	$4.82
     Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from stock options exercised	$139	$9	$139	$533
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$82	$5	$82	$351
Weighted-average fair value of options granted during period	$1.16	$1.63	$.76	$1.68
Total fair value of shares vested during the period	$295	$317	$1,236	$1,010

(1)	ASC 718, Share Based Payment, requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
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
     Outstanding stock options to purchase 259,000 shares were included in the computation of diluted earnings per share for the three months ended September 30, 2009. For the same period, anti-dilutive outstanding stock options and warrants to purchase 3,245,000 shares were not included in the computation of diluted EPS. For the same 2008 period, anti-dilutive outstanding stock options and warrants to purchase 4,492,000 shares were not included in the computation of diluted earnings per share.
     Outstanding stock options and warrants to purchase 4,295,000 shares were not included in the computation of diluted loss per share for the nine months ended September 30, 2009 as a result of their anti-dilutive effect. For the same 2008 period, anti-dilutive outstanding stock options and warrants to purchase 4,492,000 shares were not included in the computation of diluted earnings per share.

NOTE 4 — INVENTORY
     Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$4,116	$4,981
Work-in-process	1,604	1,472
Finished goods	3,368	5,957

Inventory, net	$9,088	$12,410

     Inventory is net of the provision for excess and obsolete inventory of $1.8 million and $828,000 at September 30, 2009 and December 31, 2008, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Land	$278	$268
Building	425	411
Leasehold improvements	914	919
Equipment and computers	5,898	5,674
Furniture and fixtures	1,019	1,027
Construction in progress	88	53

	8,622	8,352
Accumulated depreciation and amortization	(6,261)	(5,312)

Property, plant and equipment, net	$2,361	3,040

     Depreciation and amortization of property, plant and equipment was $318,000 and $1.0 million for the three and nine months ended September 30, 2009, respectively, and $387,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively.
     Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with our primary facility lease during 2006.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     In accordance with ASC 350, Intangibles, Goodwill and Other, goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2009 and concluded there had not been any impairment. Due to current volatility in our stock price caused by adverse equity market conditions and the general economic environment, we closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. As of September 30, 2009, we concluded there had not been any impairment.
     Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe no event has occurred that would trigger an impairment of these intangible assets. We recorded amortization expense of $32,000 and $108,000 for the three and nine months ended September 30, 2009, respectively, and $93,000 and $278,000, respectively, for the same periods in 2008. Other intangible assets consist of an acquired customer list and a non-compete agreement.

     The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2009				As of December 31, 2008
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,409)	$—	$505	$1,914	$(1,301)	$—	$613
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,071)	$(979)	$505	$3,555	$(1,963)	$(979)	$613

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 —ACCRUED LIABILITIES AND DEFERRED REVENUE
     Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Payroll and benefits	$1,806	$1,844
Warranty	2,210	2,612
Deferred rent credit	112	112
Accrued professional services	320	771
Accrued insurance premium	75	732
Other	534	2,184

Accrued liabilities	$5,057	$8,255

     Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Initial warranty accrual, beginning balance	$2,132	$2,279	$2,612	$1,987
Provision for estimated warranty cost	1,072	1,182	2,108	3,635
Warranty expenditures	(994)	(959)	(2,510)	(3,120)

Initial warranty accrual, ending balance	$2,210	$2,502	$2,210	$2,502

     Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
License fee from Henry Schein, Inc. — unamortized portion	$—	$1,111
Royalty advances from Procter & Gamble	1,875	1,875
Undelivered elements (training, installation and product) and other	356	731
Extended warranty contracts	901	761

Total deferred revenue	3,132	4,478

Less long-term amounts:
Extended warranty contracts	(113)	—
Royalty advances from Proctor & Gamble	(1,875)	(1,875)

Total deferred revenue, long-term	(1,988)	(1,875)

Total deferred revenue, current portion	$1,144	$2,603

     On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement has an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We amortized the initial $5.0 million payment to License Fees and Royalty Revenue on a straight-line basis over the three-year term of the Agreement. For the three and nine months ended September 30, 2009 we recognized $278,000 and $1.1 million respectively, of the license fees as compared to $417,000 and $1.3 million respectively, for the three and nine months ended September 30, 2008.
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
     On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement includes certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009, we entered into a security agreement, or Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the Security Agreement, the security interest granted shall be released upon products delivered to HSIC in respect of such initial purchase. HSIC also has the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC has become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will have first right of refusal in new international markets that we are interested in entering.
     On September 10, 2009, we entered into an amendment to the License and Distribution Agreement with HSIC, wherein we agreed to provide to HSIC certain customer warranties in respect of the Company’s products.
     On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, or P&G Agreement, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G was amortized over a two-year period covering January 2007 through December 2008. During the three and nine months ended September 30, 2008, $375,000 and $1.1 million, respectively, of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G. For the three and nine months ended September 30, 2008 $63,000 and $188,000 of the payments received was recognized in license fees and royalty revenue.
     Pursuant to the terms of the P&G Agreement, after two years from the effective date of the P&G Agreement, P&G has the right, upon formal notice to us, to elect to convert its exclusive license of our patents into a non-exclusive license (and effectively allow us to license the patents to other parties), and cease making the $250,000 quarterly payments as described above. Pursuant to the P&G Agreement, P&G has forty-five (45) days following the end of each quarter to make the quarterly payment, after which a finance charge is to be assessed, equal to the prime rate of interest then in effect plus 100 basis points. As of the date of this quarterly filing, we have not received quarterly payments in 2009, nor have we received formal applicable notice from P&G required under the P&G Agreement to convert the license into a non-exclusive license. We are in discussions with P&G to restructure the P&G Agreement, and P&G has indicated to us that it is considering whether to make such non-exclusive election or not as part of the restructuring being contemplated.
NOTE 8—BANK LINE OF CREDIT AND DEBT
     On September 28, 2006, we entered into a Loan and Security Agreement or Loan Agreement with Comerica Bank, or the Lender, which replaced the loan agreement previously held with Bank of the West. Under the Loan Agreement, the Lender agreed to extend a revolving loan or the Revolving Line to us in the maximum principal amount of $10.0 million. Advances under the Revolving Line could not exceed the lesser of $10.0 million or the Borrowing Base (80% of eligible accounts receivable and 35% of eligible inventory), less any amounts outstanding under letters of credit or foreign exchange contract reserves. Notwithstanding the foregoing, advances of up to $6.0 million could be made without regard to the Borrowing Base. On October 5, 2007, we entered into an Amendment to the Loan Agreement which extended the agreement for an additional year. The entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the Loan Agreement would have been due and payable in full on September 28, 2009 or the Maturity Date, but could have been extended by us for an additional year upon Lender approval. Our obligations under the Loan Agreement bore interest on the outstanding daily balance thereof at one of the following rates, to be selected by us: (i) LIBOR plus 2.50%, or (ii) prime rate, as announced by the Lender, plus 0.25%. As security for the payment and performance of our obligations under the Loan Agreement, we granted the Lender a first priority security interest in existing and later-acquired Collateral (as defined in the Loan Agreement, and which excludes intellectual property).
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
     In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. As of September 30, 2009, we had approximately $75,000 outstanding.

NOTE 9—COMMITMENTS AND CONTINGENCIES
Litigation
     From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.
NOTE 10— SEGMENT INFORMATION
     We currently operate in a single business segment. For the three and nine months ended September 30, 2009, sales in the United States accounted for approximately 71% and 74% respectively, of net revenue, and international sales accounted for approximately 29% and 26%, respectively, of net revenue. For the three and nine months ended September 30, 2008, sales in the United States accounted for approximately 78% and 76% respectively, of net revenue, and international sales accounted for approximately 22% and 24%, respectively, of net revenue.
     Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$8,540	$11,854	$24,364	$40,321
International	3,545	3,432	8,632	12,669

	$12,085	$15,286	$32,996	$52,990

     Long-lived assets located outside of the United States at our foreign subsidiaries were $726,000 and $747,000 as of September 30, 2009 and December 31, 2008, respectively.
NOTE 11—CONCENTRATIONS
     Revenue from our Waterlase systems, our principal product, comprised 58% and 55% of total net revenues for the three and nine months ended September 30, 2009, respectively, and 70% and 63% of total net revenues, respectively, for the same periods in 2008. Revenue from our Diode systems comprised 15% and 18% of total revenue for the three and nine months ended September 30, 2009, respectively, and 13% and 19%, for the same periods of 2008.
     Approximately 85% and 90% of our laser system and consumable products net revenue in the three and nine months ended September 30, 2009 was generated through sales to HSIC worldwide. Approximately 82% and 78% of our laser system and consumable products net revenue in the three and nine months ended September 30, 2008 was generated through sales to HSIC worldwide.
     We maintain our cash and cash equivalents accounts with established commercial banks. Through September 30, 2009, such cash deposits periodically exceeded the Federal Deposit Insurance Corporation insured limit of $250,000 per depository.
     Accounts receivable concentrations from HSIC worldwide and one international distributor totaled $1.7 million or 51% and $403,000 or 12% at September 30, 2009 respectively. Accounts receivable concentrations have resulted from sales to HSIC worldwide and one international distributor that totaled $523,000 and $765,000 or 14% and 20%, respectively, at December 31, 2008.
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

NOTE 12—COMPREHENSIVE INCOME (LOSS)
     Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$859	$(4,490)	$(1,487)	$(3,842)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	84	(81)	(7)	(20)

Comprehensive income (loss)	$943	$(4,571)	$(1,494)	$(3,862)

NOTE 13—INCOME TAXES
     In June 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740, Accounting for Uncertainty in Income Taxes as of January 1, 2007, as required. We have elected to classify interest and penalties as a component of our income tax provision. As a result of the implementation of ASC 740, Accounting for Uncertainty in Income Taxes, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the nine months ended September 30, 2009, we recorded an increase of $5,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest.

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
          On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement includes certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009 we entered into a security agreement, or Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the Security Agreement, the security interest granted shall be released upon products delivered to HSIC in respect of such initial purchase. HSIC also has the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC has become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will have first right of refusal in new international markets that we are interested in entering.
          On September 10, 2009, we entered into an amendment to the License and Distribution Agreement with HSIC, wherein we agreed to provide to HSIC certain customer warranties in respect of the Company’s products.
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
     Revenue Recognition. Effective September 1, 2006, nearly all of our domestic sales are to HSIC; prior to this date, we sold our products directly to customers through our direct sales force. Internationally, we sell products primarily through distributors. We recognize revenue in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured.
     We apply ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables, which requires us to evaluate whether the separate deliverables in our arrangements can be unbundled in our revenue recognition. Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Revenue attributable to the undelivered elements, primarily training, are included in deferred revenue when the product is shipped and are recognized when the related service is performed or upon expiration of time offered under the agreement.

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
     We may offer sales incentives and promotions on our products. We apply ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), in determining the appropriate treatment of the related costs of these programs.
     Accounting for Stock-Based Payments. Effective January 1, 2006, we adopted the provisions of ASC 718, Share-Based Payment, using the modified prospective transition method. Prior to the adoption of ASC 718, we accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under these provisions, stock option awards were accounted for using fixed plan accounting whereby we recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, regarding the SEC Staff’s interpretation of ASC 718, which provides the Staff’s views regarding interactions between ASC 718 and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in our adoption of ASC 718.
     Under the modified prospective transition method, the provisions of ASC 718 apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.
     Valuation of Accounts Receivable. We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service and finance personnel. The review process evaluates all account balances with amounts outstanding 90 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
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

     Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2009 and concluded there had been no impairment in trade names and no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. If our stock price and market capitalization declines, we may need to impair our goodwill and other intangible assets.
     Warranty Cost. Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our ezlase system warranty period is up to two years from date of sale by the Distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the Distributor. Effective October 1, 2009, Waterlase systems sold internationally are covered by a warranty against defects in material and workmanship for a period of sixteen months while our ezlase system warranty period is up to twenty eight months from date of sale to the Distributor. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the Distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.
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
     Income Taxes. Based upon our operating losses during 2008 and 2007 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of September 30, 2009 will not be realized. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
     The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Statements of Operations Data:	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.7	50.7	52.4	48.6

Gross profit	48.3	49.3	47.6	51.4

Operating expenses:
Sales and marketing	18.5	36.7	24.4	30.7
General and administrative	14.0	20.7	18.2	18.2
Engineering and development	8.3	8.6	9.7	7.7
Legal settlement and fees		8.1		2.3

Total operating expenses	40.8	74.1	52.3	58.9

Income (loss) from operations	7.5	(24.8)	(4.7)	(7.5)
Non-operating income (loss), net	(0.4)	(4.3)	0.4	0.4

Income (loss) before income tax provision	7.1	(29.1)	(4.3)	(7.1)
Income tax provision	0.0	0.3	0.2	0.2

Net income (loss)	7.1%	(29.4)%	(4.5)%	(7.3)%

     The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Waterlase systems	$7,060	58%	$10,654	70%	$18,008	55%	$33,631	63%
Diode systems	1,767	15%	1,989	13%	5,969	18%	9,876	19%
Non-laser systems	2,969	25%	1,775	11%	7,825	24%	6,743	13%

Products and services	11,796	98%	14,418	94%	31,802	97%	50,250	95%
License fee and royalty	289	2%	868	6%	1,194	3%	2,740	5%

Net revenue	$12,085	100%	$15,286	100%	$32,996	100%	$52,990	100%

Three months ended September 30, 2009 and 2008
     Net Revenue. Net revenue for the three months ended September 30, 2009 was $12.1 million, a decrease of $3.2 million or 21% as compared with net revenue of $15.3 million for the three months ended September 30, 2008.
     Laser system net revenue decreased by approximately 30% in the quarter ended September 30, 2009 compared to the same quarter of 2008. Our Diode family of products decreased $222,000 or 11% in the third quarter of 2009 compared to the same quarter of 2008. Sales of our Waterlase systems decreased $3.6 million or 34% in the quarter ended September 30, 2009 compared to the same period in 2008 due to initial orders of our C-100 product line launched in the third quarter of 2008 and lower realized average selling prices on both domestic and international sales in the third quarter of 2009.
     Non-laser system net revenue, which includes consumable products, as well as services revenues including advanced training programs, installation charges and extended service contracts, increased by approximately $1.2 million or 67% for the three months ended September 30, 2009 as compared to the same period of 2008. Consumable products revenue increased $898,000 or 98% as compared to the same period in 2008 primarily due to sales of our Waterlase MD Turbo ™ Handpiece Upgrade Kit for existing MD users both domestically and internationally. Services revenues increased $296,000 or 34% as compared to the same period of 2008.
     License fees and royalty revenue decreased $579,000 or 67% in the quarter ended September 30, 2009 compared to the same quarter of 2008. The 2008 period included $375,000 of amortization of the license fee from The Proctor & Gamble Company which was fully amortized as of December 31, 2008.

     Domestic revenues were $8.5 million, or 71% of net revenue, for the three months ended September 30, 2009 versus $11.9 million, or 78% of net revenue, for the three months ended September 30, 2008. International revenues for the quarter ended September 30, 2009 were $3.5 million, or 29% of net revenue, as compared with $3.4 million, or 22% of net revenue, for the quarter ended September 30, 2008.
     Gross Profit. Gross profit for the three months ended September 30, 2009 decreased by $1.7 million from $7.5 million to $5.8 million, and slightly decreased to 48% of net revenue as compared with 49% of net revenue for the three months ended September 30, 2008. The overall decrease in gross profit quarter over quarter was due to lower revenues overall as well as a lower average selling price and related profit on a greater volume of international sales.
     Operating Expenses. Operating expenses for the three months ended September 30, 2009 decreased by $6.4 million, or 56%, to $4.9 million as compared to $11.3 million for the three months ended September 30, 2008, and decreased as a percentage of net revenue to 41% from 74%. In the quarter ended September 30, 2008, we recorded a $1.2 million patent infringement legal settlement. Additionally, in late 2008 and continuing into 2009, we implemented significant cost reductions to help offset the negative impact of current economic conditions.
          Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2009 decreased by $3.4 million, or approximately 60%, to $2.2 million, or 18% of net revenue, as compared with $5.6 million, or 37% of net revenue, for the three months ended September 30, 2008. Payroll and related expenses decreased by $558,000 in the quarter ended September 30, 2009 as compared to the same quarter in 2008 primarily as a result of closing our foreign sales operations and restructuring our domestic sales and marketing departments. Convention and seminars expenses decreased by $527,000, travel and entertainment expenses decreased by $428,000, commission expense decreased $355,000 and regional meeting and speaker related expenses decreased by $709,000 in the quarter ended September 30, 2009 compared with the same quarter of 2008. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in 2009 as compared to 2008.
          General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2009 decreased by $1.5 million, or 46%, to $1.7 million, or 14% of net revenue, as compared with $3.2 million, or 21% of net revenue, for the three months ended September 30, 2008. The decrease in general and administrative expenses resulted primarily from decreased legal and consulting fees of $729,000, decreased payroll related expenses of $365,000 and a decrease in accrued audit fees of $193,000. We believe that our general and administrative expenses are likely to decrease in 2009 as compared to 2008.
          Engineering and Development Expense. Engineering and development expenses for the three months ended September 30, 2009 decreased by $314,000, or 24%, to $1.0 million, or 8% of net revenue, as compared with $1.3 million, or 9% of net revenue, for the three months ended September 30, 2008. The decrease is primarily related to decreased payroll related expenses of $57,000 and a reduction in intangible asset amortization expense of $60,000. We expect to continue to invest in development projects and personnel in 2009, however, we expect the overall expense to decrease in 2009 as compared to 2008.
     Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We recognized a $40,000 loss on foreign currency transactions for the three months ended September 30, 2009, compared to a $637,000 loss on foreign currency transactions for the three months ended September 30, 2008 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned most of our sales from our foreign subsidiaries to sales through distributors, the amount of inter-company transactions and related balances should be reduced in the future.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended September 30, 2009 was $1,000 as compared with $26,000 for the three months ended September 30, 2008. The decrease is the result of lower average cash balances during the 2009 period compared to the same period in 2008.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the quarter ended September 30, 2009 was $7,000 as compared to $35,000 for the quarter ended September 30, 2008. The decrease in interest expense is a result of having no line of credit balance in the third quarter of 2009 as compared to 2008.
     Income Taxes. An income tax benefit of $1,000 was recognized for the three months ended September 30, 2009 as compared with an income tax provision of $50,000 for the three months ended September 30, 2008. This benefit was a result of a refundable 2008 R&D credit recognized in September 2009. As a result of the implementation of ASC 740, Accounting for Uncertainty in Income Taxes, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended September 30, 2009 and 2008, we recorded an increase of $1,000 and $2,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2009, we have a valuation allowance against our net deferred tax assets in the amount of $28 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Nine months ended September 30, 2009 and 2008
     Net Revenue. Net revenue for the nine months ended September 30, 2009 was $33 million, a decrease of $20 million or 38% as compared with net revenue of $53.0 million for the nine months ended September 30, 2008.
     Laser system net revenue decreased by approximately 45% in the nine months ended September 30, 2009 compared to the same period of 2008. Sales of our Waterlase systems decreased $15.6 million or 47% in the nine months ended September 30, 2009 compared to the same period in 2008. Our Diode family of products decreased $3.9 million or 40% in the nine months ended September 30, 2009 compared to the same period of 2008. We feel the continued adverse worldwide economic environment, combined with lower purchases by HSIC, have been primary contributors to the decreased sales year over year.
     Non-laser system net revenue increased by approximately $1.1 million or 16% for the nine months ended September 30, 2009 as compared to the same period of 2008. Consumable products revenue increased $1.2 million or 39% due primarily to the release of the Waterlase MD Turbo ™ Handpiece Upgrade Kit in March 2009 whereas services revenues decreased $109,000 or 3%.
     License fees and royalty revenue decreased approximately $1.6 million to $1.2 million in the nine months ended September 30, 2009 compared to $2.8 million in the same period of 2008. The 2008 period included $1.1 million of amortization of the license fee from The Proctor & Gamble Company which was fully amortized as of December 31, 2008.
     Domestic revenues were $24.4 million, or 74% of net revenue, for the nine months ended September 30, 2009 versus $40.3 million, or 76% of net revenue, for the nine months ended September 30, 2008. International revenues for the nine months ended September 30, 2009 were $8.6 million, or 26% of net revenue, as compared with $12.7 million, or 24% of net revenue, for the nine months ended September 30, 2008.
     Gross Profit. Gross profit for the nine months ended September 30, 2009 decreased by $11.5 million to $15.7 million, or 48% of net revenue, as compared with gross profit of $27.2 million, or 51% of net revenue, for the nine months ended September 30, 2008. The decrease was due largely to a one-time write down of inventories in the first quarter of 2009 related to the international subsidiary closures, excess inventory created from a sales mix shift toward the new Waterlase MD Turbo ™ and the ezlase diode laser as well as lower volume, lower average net pricing and promotion costs being spread over fewer units and a decrease in licensing and royalty revenues. These expenses were partially offset by our cost reductions implemented in late 2008.
     Operating Expenses. Operating expenses for the nine months ended September 30, 2009 decreased by $14 million or 45%, to $17.2 million as compared to $31.2 million for the nine months ended September 30, 2008 and decreased as a percentage of net revenue to 52% from 59%. In late 2008 and continuing into 2009, we implemented significant cost reductions to help offset the negative impact of current economic conditions.
          Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2009 decreased by $8.2 million, or approximately 50%, to $8.1 million, or 24% of net revenue, as compared with $16.3 million, or 31% of net revenue, for the nine months ended September 30, 2008. Payroll and related expenses decreased by $1.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily as a result of closing our foreign sales operations and restructuring our domestic sales and marketing departments. Additional major factors contributing to the reduction were a decrease in convention and seminars expenses by $1.9 million, decreased travel and entertainment expenses by $1.1 million, a commission expense decrease of $898,000 and a decrease in regional meeting and speaker related expenses by $1.5 million in the nine months ended September 30, 2009 compared with the same period of 2008. While we expect to continue investing in sales and marketing expenses and programs in order to grow our revenues, we believe it is likely that these expenses, excluding commissions, will decrease in 2009 as compared to 2008.
          General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2009 decreased by $3.6 million, or 38%, to $6.0 million, as compared with $9.6 million for the nine months ended September 30, 2008, but remained constant as a percentage of net revenue at 18% on lower net revenue from period to period. The decrease in general and administrative expenses resulted primarily from decreased legal and consulting fees of $2.0 million, decreased audit fees of $341,000 and decreased payroll related expenses of $874,000. These decreases were partially offset by an increase in severance costs related to the termination of our CEO and reducing our foreign subsidiary operations. We believe that our general and administrative expenses are likely to decrease in 2009 as compared to 2008.
          Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2009 decreased by $844,000, or 21%, to $3.2 million, or 10% of net revenue, as compared with $4.0 million, or 8% of net revenue, for the nine months ended September 30, 2008. The decrease is primarily related to a reduction in consulting and payroll related expenses of $235,000 and a reduction in intangible asset amortization expense of $169,000. We expect to continue to invest in development projects and personnel in 2009, however, we expect the overall expense to decrease in 2009 as compared to 2008.
     Non-Operating Income (Loss)
     Gain on Foreign Currency Transactions. We recognized a $166,000 gain on foreign currency transactions for the nine months ended September 30, 2009, compared to a $204,000 gain on foreign currency transactions for the nine months ended September 30, 2008 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned most of our sales from our foreign subsidiaries to sales through distributors, the amount of inter-company transactions and related balances should be reduced in the future.
     Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the nine months ended September 30, 2009 was $4,000 as compared with $110,000 for the nine months ended September 30, 2008. The decrease is the result of lower average cash balances during the 2009 period compared to the same period in 2008.
     Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit. Interest expense for the nine months ended September 30, 2009 was $49,000 as compared to $95,000 for the nine months ended September 30, 2008. The decrease in interest expense in 2009 as compared to 2008 is a result of having no line of credit balance since our line of credit was paid off on February 5, 2009.
     Income Taxes. An income tax provision of $57,000 was recognized for the nine months ended September 30, 2009 as compared with $92,000 for the nine months ended September 30, 2008. As a result of the implementation of ASC 740, Accounting for Uncertainty in Income Taxes, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the nine months ended September 30, 2009 and 2008, we recorded an increase of $5,000 and a decrease of $43,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2009, we have a valuation allowance against our net deferred tax assets in the amount of $28 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
     We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year, provided that the February 27, 2009 letter agreement with Henry Schein, Inc., or HSIC, is extended past March 31, 2010 as set forth below. Our basis for this is the following:

•	Beginning in the fourth quarter of 2008, we implemented substantial cost reduction measures including the reduction of employment and expenses throughout all functional areas of our business. We have reduced our headcount from approximately 234 at September 30, 2008 to approximately 146 as of September 30, 2009.

•	On February 27, 2009, we entered into a letter agreement with Henry Schein, Inc., or HSIC amending the term of the License and Distribution Agreement through March 31, 2010. Included in the letter agreement are minimum purchase requirements of approximately $42.7 million over the initial fourteen-month term starting in February 2009. Additionally, the letter agreement contains guaranteed bi-monthly minimum purchases of our lasers and associated equipment. The letter agreement can be extended for two additional optional twelve month terms and which require escalation purchase minimums of between 7.5 percent and 20 percent over actual or minimum sales, whichever is greater.

•	During the first quarter of 2009, we transitioned sales in countries served by our foreign subsidiaries located in Germany, Spain, Australia and New Zealand from direct to HSIC. As part of the letter agreement with HSIC, HSIC has become our distributor in each of these countries as well as in additional foreign countries currently and in the future. As a result of these developments, we have reduced the operations of our foreign subsidiaries which had been recording significant losses since being established to sell direct in those countries in 2006.

•	We continue to review our inventory levels and plan to reduce the levels to more historical year end amounts. The letter agreement with HSIC will allow us to better forecast our inventory needs and not having significant inventory located at our foreign subsidiaries will help in this objective.
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
     We believe that during the first seven months of the initial term of the February 27, 2009 letter agreement, HSIC exceeded its bi-monthly minimum purchase commitment with total sales aggregating approximately $27 million through September 30, 2009. Based upon this level of purchases and considering the general economic slowdown, we believe that HSIC’s inventory has trended above historical levels. There can be no assurance that HSIC will continue to purchase at these increased levels for the remainder of the initial 14-month term, nor can there be any assurance that HSIC will not determine to offset these earlier purchases against the minimum agreement commitment of $42.7 million by the end of the initial term.
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
     At September 30, 2009, we had approximately $5.8 million in net working capital, an increase of $800,000 from $5.0 million at December 31, 2008. Our principal sources of liquidity at September 30, 2009 consisted of our cash and cash equivalents balance of $3.9 million.
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
     For the nine months ended September 30, 2009, our operating activities used cash of approximately $1.8 million, compared to cash provided of $375,000 for the nine months ended September 30, 2008. The most significant changes in operating assets and liabilities for the nine months ended September 30, 2009 as reported in our consolidated statements of cash flows were decreases of $626,000 in accounts receivable (before the change in allowance for doubtful accounts), a $2.4 million reduction in inventory and a $5.1 million reduction in accrued liabilities and accounts payable.
     In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. On September 28, 2009, we entered into a “First Amendment to Lease” which extended the facility lease term, adjusted basic rent and made modification provisions to the security deposit. These amounts are included in the outstanding obligations as of September 30, 2009 listed below.
     The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2009 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$412	$984	$1,011	$307	$2,714
SurgiLight agreement	50	—	—	—	50
Insurance premium financing	75	—	—	—	75

Total	$537	$984	$1,011	$307	$2,839

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
     In addition to Mr. Mulder and Mr. Scott, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.8 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.
     In addition to the amounts shown in the table above, $108,000 of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, Accounting for Uncertainty in Income Taxes, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $23,000 and $20,000, respectively, at September 30, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
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
     We are substantially dependent on our major distributor. The continued performance of this distributor and its willingness to renew and extend its firm commitment to make purchases of our products and associated consumables under a February 27, 2009 letter agreement amending our distribution agreement, and the receipt of cash in connection with those purchases, is critical to our liquidity at this time and going forward. We presently do not have any debt financing in place with a bank or other financial institution. As part of the February 2009 agreement, the distributor made an immediate initial purchase and agreed to make subsequent bi-monthly minimum purchases through March 31, 2010. Based upon these purchases, and based upon the general economic slowdown, we believe that the distributor’s inventory of our products has trended above historical levels, and this increase could be a factor in the distributor’s decision whether to extend our distribution agreement beyond March 31, 2010. Moreover, the distributor is under no obligation to extend the agreement, even if its inventory levels return to historical levels. If the distributor decided not to extend the agreement beyond March

2010 for the first of two additional twelve month renewal periods, such a decision, combined with an absence of debt financing availability, could materially and adversely impact our operations.
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
     Our business is sensitive to changes in general economic conditions. Financial markets inside the United States and internationally have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions may:
•	reduce demand for our products and services, increase order cancellations and result in longer sales cycles and slower adoption of new technologies;

•	increase the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;

•	increase price competition in our served markets;

•	result in supply interruptions, which could disrupt our ability to produce our products.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated July 13, 2009, by and between the Registrant and Brett L. Scott.

10.2†	Amendment to License and Distribution Agreement, dated September 10, 2009, by and between the Registrant and Henry Schein, Inc.

10.3	First Amendment to Lease, dated September 24, 2009, by and between the Registrant and The Irvine Company LLC.

31.1	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Brett L. Scott pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brett L. Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†    Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securites and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2009

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ DAVID M. MULDER
David M. Mulder
Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRETT L. SCOTT
Brett L. Scott
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated July 13, 2009, by and between the Registrant and Brett L. Scott.

10.2†	Amendment to License and Distribution Agreement, dated September 10, 2009, by and between the Registrant and Henry Schein, Inc.

10.3	First Amendment to Lease, dated September 24, 2009, by and between the Registrant and The Irvine Company LLC.

31.1	Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Brett L. Scott pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brett L. Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†    Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securites and Exchange Commission.