Form 10-K
period 2009-12-31
BIOLASE TECHNOLOGY INC
filed 2010-03-19
CIK 811240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(949) 361-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $40,973,333 on June 30, 2009, (the last day of the Registrant’s most recently completed second fiscal quarter), based on the closing price per share of $1.69 for the registrant’s common stock as reported on the NASDAQ Stock Market LLC on such date.

As of March 17, 2010, there were 24,384,903 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® and Waterlase MD®, are registered trademarks of Biolase Technology, Inc., and Diolasetm, Comfort Jettm, HydroPhotonicstm, LaserPaltm, MD Goldtm, WCLItm, World Clinical Laser Institutetm, Waterlase MD Turbotm, HydroBeamtm, SensaTouchtm , Occulasetm , C100tm , Diolase 10tm, Body Contourtm , Radial Firing Perio Tipstm, Deep Pocket Therapy with New Attachmenttm and iLasetm are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, and include, but are not limited to, statements and predictions regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially and adversely from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing costs and expansion of our operations, the impact of competition and of technological advances, and the risks set forth under “Risk Factors” in Item 1A. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The information contained in this Annual Report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

We are a medical technology company that develops, manufactures and markets lasers, related products and services focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our Waterlase Dentistry solution is a comprehensive group of products including dental laser systems that allow general dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other traditional dental instruments. The Waterlase Dentistry solution offers two categories of laser system products: our Waterlase family of products and our Diode family of products which includes our ezlase® and iLasetm systems, as well as related consumables, training and services. In addition to products developed for the dental market, in late 2009 we introduced our first product outside of our primary market, the Diolase 10tm, as part of our strategic expansion into the medical specialty markets, including sports medicine, orthopedics, physical therapy and chiropractics. The Diolase 10tm is a diode laser used for therapeutic applications, including temporary pain relief and is based on the ezlase® platform.

Waterlase systems.  Our Waterlase systems use a patented combination of water and laser to perform most dental procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue plus bone. We refer to our patented interaction of water and laser as “YSGG Laser HydroPhotonics”. In October 2004, we launched the Waterlase MD. The Waterlase MD has a broad range of clinical capabilities both in dentistry and other medical disciplines. We designed the Waterlase MD to provide the clinical benefits dentists’ desire, while also providing the comfort sought by patients. Advanced capabilities and new features coupled with innovative, ergonomic styling and design, are part of our proprietary MD technology platform. In July 2008, our Waterlase C100 All-Tissue Dental Laser System was introduced into the market. In February 2009, we introduced the Waterlase MD Turbotm All-Tissue Dental Laser System, an upgrade to the original Waterlase MD with cutting speeds approaching that of a high speed drill.

Diode systems.  We also offer a line of Diode laser systems which use a semiconductor diode laser to perform soft tissue, cosmetic procedures and teeth whitening in dentistry and for pain management therapy. Our dental diode systems serve the growing markets of cosmetic and hygiene procedures. In early 2007, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance for and launched the ezlase diode laser system. The ezlase system’s approved indications include incision, excision, vaporization, ablation and coagulation of oral soft tissues as well as laser periodontal procedures, including laser soft tissue curettage and laser removal of diseased, infected, inflamed and necrosed soft tissue within the periodontal pocket, and sulcular debridement. In December 2008, we received an additional 510(k) clearance for tooth whitening using the ezlase. In February 2010, we introduced our new iLasetm diode laser system, the first personal, affordable dental diode laser that provides minimally invasive solutions for common everyday soft tissue surgical and hygiene procedures. Featuring patent-pending finger switch activation, battery power, our unique 940 nm wavelength and ComfortPulse cutting modality, the iLase is portable and truly personal and we believe it represents the perfect complement for every dental operatory. The iLase is CE mark-approved and received FDA 510(k) clearance in the United States in March 2010.

In April 2009, we received FDA 510(k) clearance for our ezlase platform for pain relief and therapy with application in Sports Medicine, Orthopedics, Physical Therapy and Chiropractics. In late 2009 we broadened our product scope to include the use of lasers in a variety of health care and therapeutic markets outside of dentistry with the release of the Diolase 10tm Diode Laser. The Diolase 10 was launched with the patented Body Contour handpiece for therapeutic applications, including temporary pain relief, topical heating for the purpose of elevating tissue temperature for a temporary relief of minor muscle and joint pain and stiffness, minor arthritis pain, or muscle spasm, minor sprains and strains, and minor muscular back pain; the temporary increase in local blood circulation; and the temporary relaxation of muscle. The Diolase 10 represents the first product from BIOLASE that is part of a strategic expansion into the medical specialty markets, including sports medicine, orthopedics, physical therapy and chiropractics. We will initially focus on the chiropractic market where according to recent industry reports, there are more than 60,000 chiropractors in the United States. Expansion into international markets for pain management is expected to begin during the second quarter of 2010.

We have clearance from the FDA to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. We are currently pursuing regulatory approval to market and sell our Waterlase systems in Japan. Since 1998, we have sold approximately 7,700 Waterlase systems, including over 3,800 Waterlase MD systems, and over 13,800 laser systems in total in over 50 countries.

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

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. These procedures include crown lengthening, frenectomy and biopsy. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills and professional satisfaction.

•	Additional procedures through increased efficiency. Our systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. One advantage of this benefit is that it can be used to perform cavity preparations in multiple quadrants. In contrast, many dentists using high speed drills normally cannot perform cavity preparations in more than one quadrant per visit because of concerns relating to use of anesthesia in multiple regions. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. We recently received FDA clearance for Deep Pocket Therapy with a New Attachment using the Waterlase System. This is a minimally invasive therapy for moderate to advanced gum disease. Additionally, the ezlase system can be used to quickly perform tooth whitening with our proprietary whitening gel.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our laser systems will help improve patient retention, attract new patients, increase revenue per patient, increase demand for elective procedures, increase acceptance of treatment plans and increase word-of-mouth referrals.

•	Fewer post-operative complications. Our laser systems can reduce trauma, swelling and general discomfort, resulting in fewer post-operative complications that require follow up treatment. Practitioners can devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. The Waterlase system is able to perform various types of dental procedures without causing the heat, vibration or pressure associated with traditional dental methods. As a result, patients can experience dramatically improved comfort during and after most procedures. In many cases, procedures can be performed without local anesthesia, which eliminates the pain associated with injections and the feeling of numbness following the procedure.

•	Convenience. Our Waterlase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit. This can reduce the number of visits necessary to complete the patient’s treatment plan. Similarly, the ability to treat a wider range of procedures in the office reduces referrals with many procedures able to be treated in the same appointment as diagnosed.

•	Reduced trauma. The Waterlase system avoids the thermal heat transfer, vibration and grinding action associated with the high speed dental drill. For soft tissue applications, our laser systems cut with more precision and less bleeding than typically achieved with conventional instruments. As a result, our systems can result in less trauma, swelling and general discomfort to the patient.

•	Broader range of available procedures. Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable, including osseous crown lengthening, periodontal surgeries and numerous other procedures.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market, to establish our laser systems as essential tools in dentistry and to leverage our existing technology platform into other medical markets where it can provide significant improvements over existing standards of care. Our business strategy consists of the following key elements:

•	Increase awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of Waterlase Dentistry. We plan to increase adoption of our laser systems by dental practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute, dental schools and other educational forums. We also intend to market our systems to dental practitioners through our laser specialists and advertising. We continue to explore marketing efforts aimed directly at patients.

•	Expand sales and distribution capabilities. In the United States and Canada, we distributed our products directly to dental practitioners utilizing our direct sales force through August 31, 2006. Effective September 1, 2006, we began distributing our products through a leading U.S. dental products and equipment distributor, Henry Schein, Inc., or HSIC. In the initial agreement, we expected HSIC’s large direct sales force in the U.S. and Canada to increasingly provide high quality sales leads, while our laser specialists continue to perform technical selling and deal closing. Internationally, we intend to use established dental and medical device distributors. We are developing an infrastructure to support growth in sales and marketing. This infrastructure includes product management, information technology systems and personnel to manage our sales force, compile sales and marketing data and better serve our customers and distributors.

•	Additionally, on February 27, 2009, we entered into an agreement with HSIC in which HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and were permitted to distribute our products in those additional markets where we did not have current distribution agreements in place through December 31, 2009. On March 9, 2010, we entered into another letter agreement with HSIC. This letter agreement calls for guaranteed minimum purchases by HSIC of $18 million solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in all applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and we will have incremental sales and margin incentives to penetrate additional dental offices. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.

•	Expand product platform and applications. We plan to expand our product line and product applications by developing product enhancements and new laser technologies including new products for use in the medical community such as our Diolase 10 launched in late 2009. We also have an objective to increase our sales of disposable products that are used by dental practitioners when performing procedures using our dental laser systems. Additionally, we may strategically acquire complementary products and technologies.

•	Expand our Er;Cr:YSGG and 940 nm diode technologies into the medical field. Our Waterlase and ezlase lasers, their delivery systems and accessories have applications in other specialties, including but not limited to ophthalmology, sports medicine, dermatology, and podiatry. We expect to use distribution partners and other strategic partnerships to enter into these markets while maintaining our primary focus on the worldwide dental market, which we believe remains the largest potential market to be served in medicine.

•	Continue high quality manufacturing and customer service. Our manufacturing operations are focused on producing high quality dental laser systems. We intend to continually develop and refine our manufacturing processes to increase production efficiencies and product quality. We provide high quality maintenance and support services through our support hotline and dedicated staff of in-house and field service personnel. Additionally, we maintain a network of factory-trained service technicians to provide maintenance and support services to customers in Europe and other markets outside the United States.

•	Strengthen and defend technology leadership. We believe our proprietary Waterlase system and YSGG Laser HydroPhotonics technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and internationally. We intend to strategically enforce our intellectual property rights worldwide.

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

Diode systems.  Our Diode laser systems consists of the ezlase and iLase, semiconductor diode lasers to perform soft tissue, hygiene and cosmetic procedures, including teeth whitening. Our ezlase system serves the growing markets of general, cosmetic, orthodontic, and hygiene procedures. The ezlase system was introduced in February 2007 with an award winning design, superior ergonomics and performance characteristics over previous generations of diode lasers. It features a new pulse mode, ComfortPulse, which allows the tissue to cool between pulses resulting in improved patient comfort and reduced need for anesthesia for many common procedures. Other features include wireless foot pedal control, disposable single-use tips, color touch screen activation with up to fifteen procedure based pre-sets, whitening hand piece, rechargeable battery pack and wall mount . We received FDA clearance for tooth whitening using the ezlase system in 2008. In February 2010, we introduced our new iLase diode laser system, the first personal, affordable dental diode laser that provides minimally invasive solutions for the most common everyday soft tissue surgical and hygiene procedures. Featuring patent-pending finger switch activation, battery power, our unique 940 nm wavelength, and ComfortPulse® cutting modality, we believe the iLase is a portable and truly personal perfect complement for every dental operatory. The iLase is CE mark-approved and received FDA 510(k) clearance in the United States in March 2010.

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

•   Laser Operatory Management System — smaller footprint versus the Waterlase YSGG.

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
•   Advanced fiber delivery system

•   Ergonomic handpiece

•   Extensive control panel — providing precise digital control of the air and water spray for maximum flexibility

•   Ease of maneuverability from operatory to operatory

Power 0.1 — 6.0 Watts Repetition Rate 10 — 30 Hz	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal, hemostasis, aphthous oral ulcers, operculectomy and other soft tissue surgical applications.

Cosmetic: Gingivectomy, gingivoplasty and crown lengthening.

Product	Selected Applications	Key Features

Diode Systems

ezlase System Laser Technology Semiconductor Diode Laser Laser Wavelength 810 and 940 nm Power 4.5 and 7.0 Watts	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal and other soft tissue surgical applications.

Cosmetic: Gingivectomy, gingivoplasty and tooth whitening.

Hygiene: Curettage and sulcular debridement

	Pain Therapy: Temporary relief of Oral maxillofacial pain	• Color touch screen with 15 pre-sets • ComfortPulse® • Wireless foot pedal • Totally portable, lightweight

iLase System Laser Technology Semiconductor Diode Laser Laser Wavelength 940 nm Power 3.0 Watts CW and 5.0 Watts Pulsed	Soft Tissue: Incision, excision and biopsy of soft tissue, frenectomy, troughing, fibroma removal and other soft tissue surgical applications.

Cosmetic: Gingivectomy, gingivoplasty Hygiene: Curettage and sulcular debridement
• Finger Switch Laser Actuation

•   Factory-loaded pre-set values

•   Battery Power

•   940 nm wavelength

•   ComfortPulse®
•   Bendable, disposable, multiple-length, multiple-diameter tips

•   User friendly display and navigation

Diolase 10 Laser Technology Semiconductor Diode Laser Laser Wavelength 940 nm Power 10 Watts	Pain Management: For therapeutic applications including temporary pain relief, muscle and joint stiffness, arthritis pain, muscle spasm, sprains and strains, muscular back pain, increase in blood flow and relaxation of muscle in sports medicine, orthopedics, physical therapy and chiropractics.
•   Intuitive touch screen interface

•   Truly portable with battery powered option

•   16 one button presets simplify treatments

•   Body Contour Handpiece with uniform distribution over entire treatment area

•   940 nm, the perfect combination of penetration and absorption

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

Warranties

Our Waterlase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one-year while our diode systems warranty is up to two years from the date of sale by the Distributor to the end-user. Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our diode systems warranty period is up to twenty eight months from date of sale to the Distributor. Our warranty covers parts and service for sales in our North American territories and parts only for international distributor sales. We sell service contracts to our end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Product or accessories remanufactured, refurbished or sold by parties not authorized by BIOLASE, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products.

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

We use an integrated approach to manufacturing, including the assembly of tips, Waterlase MD and diode laser hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly and testing. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We generally rely on purchase orders, and do not have written supply contracts with many of our key suppliers. Three key components used in our Waterlase system: handpieces, laser crystals, and fiber components are each supplied by separate single-source suppliers. In recent years, we have not experienced material delays from the suppliers of these three key components. However, in the event that we experience an unexpected interruption from a single source supplier, manufacturing delays, re-engineering, significant costs and sales disruptions could occur, any of which could have a material adverse effect on our operations. We are currently in the process of identifying and qualifying alternate source suppliers for our key components. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us.

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

Chiropractors, Sports Medicine.  We have recently begun to market to chiropractors, physical therapists and other pain management specialists through trade advertising, seminars and attending trade shows, primarily through a network of independent sales representatives managed by the Biolase sales management team.

Patients.  We market the benefits of our laser systems directly to patients through marketing and advertising programs, including print and broadcast media, local television news and radio spots, as well as product placements of our laser systems on television programs. We believe that making patients aware of our laser systems and their benefits will increase demand for our products.

Sales

We currently sell our products primarily to dentists in general practice through our distributor network. The majority of the dentists in the United States, and the majority of our end-user customers are sole practitioners. We expect our laser systems to gain acceptance among periodontists, endodontists, oral surgeons and other dental specialists, as they become better aware of the clinical benefits and new treatment options available through the use of our laser systems. Outside of the dental market, we expect initial sales of the Diolase 10 will be to chiropractors, physical therapists and other pain management specialists.

International revenue accounts for a significant portion of our total revenue. International revenue accounted for approximately 28%, 25% and 38% of our net revenue in 2009, 2008 and 2007, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States	$31,134	$48,526	$41,598
International	12,213	16,099	25,291

	$43,347	$64,625	$66,889

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

In August 2006, we entered into a distribution agreement, or License and Distribution Agreement, with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The agreement had an initial term of three years, following which it would automatically renew for an additional period of three years, provided that HSIC achieved its minimum purchase requirements.

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

On February 27, 2009, we entered into a letter agreement with HSIC which adjusted the initial term of the License and Distribution Agreement through March 31, 2010. This amendment includes certain minimum purchase requirements through the term of the agreement. HSIC also has the option to extend the term of the agreement for two additional one-year terms which require certain minimum purchase requirements. In addition, HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and were permitted to distribute our products in those additional markets where we did not have current distribution agreements in place.

On September 10, 2009, we entered into an amendment to the License and Distribution Agreement with HSIC, as amended, wherein we agreed to provide to HSIC certain customer warranties in respect of our products.

On January 31, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement we agreed to an extension of the time for HSIC to provide notice of its intention to renew the License and Distribution Agreement for an additional one year term, from February 1, 2010 to February 25, 2010, in accordance with the terms and conditions thereof.

On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes include advance payments in respect of, among other things, purchases of the iLase and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with the advance payments described above, we agreed to grant to HSIC a security interest in our inventory as security for advance payments made under the letter agreement, such security interest to be released by HSIC upon products delivered in respect of such purchase.

On February 24, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to an extension of the time for HSIC to provide notice of its intention to renew the License and Distribution Agreement for an additional one year term, from February 25, 2010 to March 3, 2010, in accordance with the terms and conditions thereof.

On March 9, 2010, we entered into another letter agreement with HSIC. This letter agreement calls for guaranteed minimum purchases by HSIC of $18 million solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in all applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and we will have incremental sales and margin incentives to penetrate additional dental offices. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.

International Direct Sales.  Through 2008, we sold products in Germany, Spain, Australia and New Zealand through direct sales forces from our company sales and service locations in those respective countries. In the first quarter of 2009, we transitioned sales in these countries from direct sales to distribution through HSIC.

International Distributors.  We sell products outside the United States through a network of independent distributors and through HSIC in certain countries. Our distributors purchase systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain exclusivity.

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

Engineering and Product Development

Engineering and development activities are essential to maintaining and enhancing our business. We believe our engineering and development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and development group consists of approximately 15 individuals with medical device and laser development experience and other relevant backgrounds, the majority of whom have degrees in physics or engineering, including two Ph.Ds. During the years ended December 31, 2009, 2008 and 2007, our engineering and development expenses were approximately $4.1 million, $5.6 million and $5.1 million, respectively. Our current engineering and development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Examples of improvements being pursued include faster cutting speed, ease of use, less need for anesthesia injections, and an expanded portfolio of consumable products for use with our laser systems. We also devoted resources in 2006 to develop a new, compact, state-of-the-art diode laser system called ezlase, for which we received FDA 510(k) clearance in January 2007. We started marketing and selling the ezlase system in February 2007. In February 2008, we received FDA 510(k) clearance for root canal disinfections using our Waterlase systems. In February 2009, we announced the release of our Waterlase MD Turbo All-Tissue Dental Laser System.

We also devote engineering and developments resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. We believe our laser technology and developments capabilities could be applicable in the pain management, aesthetic/dermatology, veterinary and consumer products markets. For example, in February 2008, we received 510(k) clearance from the FDA to allow us to market our Waterlase MD for use in certain specific dermatological applications as well as general and plastic surgery. We received 510(k) clearance from the FDA in April 2009 to market our diode laser systems with the patented Body Contour handpiece for therapeutic applications including pain management. In late 2009 we announced the release of the Diolase 10 for therapeutic applications, including temporary pain relief. In February 2010 we introduced the iLase diode laser system, the first personal, affordable dental diode laser that provides minimally invasive solutions for the most common everyday soft tissue surgical and hygiene procedures. The iLase received 510(k) clearance from the FDA in March 2010.

In June 2006 we entered into a binding letter of intent with The Procter and Gamble Company, or P&G, and in January 2007 completed a definitive agreement pursuant to which we granted P&G rights to certain of our intellectual property for use in the development of consumer products in a number of different areas. Any consumer products developed and sold by P&G which are based upon the intellectual property we licensed would result in royalty income to us. Within the agreement we retain the rights to the professional dental channels. We are in discussions with P&G to restructure the P&G Agreement and believe we may finalize a new agreement.

Intellectual Property and Proprietary Rights

We rely, in part, on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our technology. We have approximately 131 issued patents and more than 167 pending patent applications. Approximately two-thirds of our patents were granted in the United States, and the rest were granted in Europe and other countries around the world. Our patents cover the use of laser technologies and fluids for dental, medical, cosmetic and industrial applications, as well as laser characteristics, accessories, future technological developments, fluid conditioning and other technologies and methods for dental, medical and aesthetic applications. We have numerous patent applications pending worldwide and plan to apply for other patents in the future as we develop new technologies. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 70% of these patents provide market protection for our core technologies incorporated in our laser systems, including the Waterlase systems, which accounted for approximately 53% of our net revenue in 2009, approximately 62% of our net revenue in 2008 and approximately 68% of our net revenue in 2007. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: twelve in 2010, eight in 2011, ten in 2012, and five in 2013 with the majority having expiration dates ranging from 2014 to 2032. With more than 167 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material effect on our business.

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share which expired in January 2010.

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

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® and Waterlase MD®, are registered trademarks of Biolase Technology, Inc., and Diolasetm, Comfort Jettm, HydroPhotonicstm, LaserPaltm, MD Goldtm, WCLItm, World Clinical Laser Institutetm, Waterlase MD Turbotm, HydroBeamtm, SensaTouchtm , Occulasetm , C100tm , Diolase 10tm, Body Contourtm , Radial Firing Perio Tipstm, Deep Pocket Therapy with New Attachmenttm and iLasetm are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase systems primarily compete with laser systems manufactured by Hoya ConBio, a subsidiary of Hoya Photonics, a large Japanese manufacturer primarily of optics and crystal, Lares Research, the U.S. distributor of Fotona, a European company and Syneron, an Israeli based company primarily focused on the aesthetic device market. In the international market, our Waterlase systems compete primarily with products manufactured by several additional companies, including Fotona, KaVo and Deka Dental Corporation.

Our Waterlase systems also compete with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures. Our Diode systems, including ezlase and iLase, compete with other semiconductor diode lasers manufactured by Ivoclar, Sirona, KaVo Hoya, AMD and Discus Dental, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. In 2009, the combination of heavy direct advertising and economic conditions generated significant sales volumes in a competitive atmosphere while boosting overall interest and awareness in diode lasers. Other domestic and foreign laser manufacturers are expected to enter this segment in the future. The new iLase was specifically designed to compete in this growing segment with key differentiating features and performance. Unlike the ezlase, none of the lasers in this category have FDA clearance for use in pain management therapy or full mouth teeth whitening. Our ezlase system competes with other in-office whitening products and high intensity lights used by dentists, as well as teeth whitening strips and other over-the-counter products.

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

In general, our ability to compete in the market depends in large part on our:

•	acceptance by leading dental practitioners;

•	product performance;

•	product pricing;

•	intellectual property protections;

•	customer education and support;

•	timing of new product research; and

•	development of successful national and international distribution channels.

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

Government Regulation

Our products are medical devices. Accordingly, our product development, testing, labeling, manufacturing processes and promotional activities are regulated extensively by government agencies in the United States and other countries in which we market and sell our products. We have clearance from the FDA to market our laser systems for specific clinical indications in the United States. We have the clearances necessary to sell our products in Canada. We also have the necessary CE Marks or clearances to sell our laser systems in the European Union and other international markets. The iLase diode laser is CE mark-approved and received FDA 510(k) clearance in the United States in March 2010.

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

In 2002, 2003, 2004, 2008 and 2009, our Waterlase system became the first laser system to receive FDA clearance for several new types of dental procedures. We also received clearance in 2002 to market this system for cutting, shaving, contouring and resection of oral osseous tissues, or bone. In January 2003, we received FDA clearance to market the Waterlase system for use in apicoectomy surgery, a procedure for root canal infections and complications that includes cutting gum, bone (to access the infected area) and the apex of the tooth to access the infected area. The clearance also encompasses flap surgical procedures. Flaps are frequently created in conjunction with many procedures, including periodontal, implant placement and recovery, extraction of wisdom teeth, and exposure of impacted teeth. In January 2004, our Waterlase system received FDA clearance for several new bone, periodontal and soft tissue procedures, including removal of bone to correct defects and create physiologic contours of bone, resection of bone to restore architecture, resection of bone for grafting, preparing full, partial and split thickness flaps for periodontal surgery and removal of granulation tissue from bony defects. In February 2008, we received 510(k) clearance from the FDA for root canal disinfection using our Waterlase MD. In June 2008, our Waterlase C100 All-Tissue Dental Laser System received FDA 510(k) clearance. In February 2009, we received FDA 510(k) clearance for our Waterlase MD

Turbo All-Tissue Dental Laser System. In December 2009, we received 510(k) clearance from the FDA to market our Waterlase MD laser system for removal of subgingival calculi to treat periodontitis.

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

In January 2007, we received 510(k) clearance from the FDA to market ezlase, our new soft tissue diode laser system. In November 2008, we received FDA 510(k) clearance to market a 10W version of our ezlase. In December 2008, we received FDA 510(k) clearance for tooth whitening using our ezlase system. In April 2009, we received FDA 510(k) clearance for our ezlase for pain relief and therapy with application in sports medicine, orthopedics, physical therapy and chiropractic medicines.

In March 2010, we received 510(k) clearance from the FDA to market iLase in the United States, the first personal, affordable dental diode laser that provides minimally invasive solutions for the most common everyday soft tissue surgical and hygiene procedures.

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

Employees

At December 31, 2009, we employed approximately 151 people, of which there were 55 in manufacturing and quality and control, 15 in research and development, 34 in sales and sales support, 25 in customer technical support and 22 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

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

Risks Relating to Our Business

Our Independent Auditors Have Issued a Report Questioning our Ability To Continue as a Going Concern, Which May Impair our Ability to Raise Additional Financing and Adversely Affect the Price of our Common Stock.

Our independent auditors have qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the fiscal year ended December 31, 2009. Reports of independent auditors questioning a company’s ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

The general slowdown of the economy and continued uncertainties in the global financial markets, our partial reliance on a primary distributor, and our lack of debt financing may adversely affect our liquidity, operating results, and financial condition.

We are largely dependent on our primary distributor in North America and certain substantial international markets. The continued performance of this distributor and its willingness to continue to make purchases of our products and associated consumables under a March 9, 2010 letter agreement amending our distribution agreement, and the receipt of cash in connection with those purchases, is a critical factor in our liquidity at this time and going forward. We presently do not have any debt financing in place with a bank or other financial institution. As set forth in the March 2010 letter agreement, the distributor has agreed to make committed minimum purchases through March 9, 2011. However, the March 2010 letter agreement is subject to earlier termination at any time, upon sixty days advance written notice given by either us or the distributor to the other party.

Based upon the general economic slowdown, we believe that our primary distributor’s inventory of our products has trended above historical levels. This increase could be a factor in the distributor’s decision whether to elect to terminate the March 2010 letter agreement early upon written notice to us, or to decide not to extend the letter agreement beyond March 9, 2011. If the distributor elected to terminate or decided not to renew the agreement beyond March 9, 2011, such a decision, combined with an absence of debt financing availability, could materially and adversely impact our operations.

In the event the primary distributor elected to terminate the agreement early, or decided not to renew beyond March 9, 2011, we could be forced to seek alternative distribution channels for the sales of our products, including but not limited to establishing a new primary distributor relationship, a series of small distributor relationships, selling more of our products directly to customers through our existing sales force, or a combination thereof. To the extent that the former distributor held inventory of our products, the distributor would likely look to significantly reduce this inventory, and could possibly decide to compete aggressively with us in sales to new customers following the end of the distribution relationship, until such time as the former distributor’s inventory of our products was exhausted. This distributor is a large publicly-traded company that is substantially larger in size than we are, with far greater access to capital and human resources. There can be no assurances that we would be able to compete effectively and profitably with this former distributor during this period on price and other terms, while this former distributor attempted to reduce, and likely rapidly liquidate, its inventory of our products.

Our continued obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. We may not be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.

Our business is highly sensitive to changes in general economic conditions as a seller of capital equipment to end users in dental professional practices. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions may:

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

We have an accumulated deficit of $92.7 million at December 31, 2009. We recorded net losses of $3.0 million and $9.1 million for the years ended December 31, 2009 and 2008, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

Dentists and patients have been hesitant in adopting laser technologies, and our inability to overcome this hesitance could limit the market acceptance of our products and market share.

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

Through 2008, we employed direct sales representatives in certain European countries, Australia and New Zealand. In the first quarter of 2009, we transitioned our sales organizations in those countries to sell through HSIC. We also rely on independent distributors for a substantial portion of our sales in other countries outside of the United States and Canada. For the year ended December 31, 2009, revenue from these international distributors accounted for approximately 20% of our total revenue. For the year ended December 31, 2008, revenue from these international distributors accounted for approximately 13% of our total sales. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our distributors and upon the efforts of these third parties. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributors in a timely manner or on terms agreeable to us, if at all. If we are unable to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, our revenues could decline significantly.

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

Additionally, on February 27, 2009, we entered into an agreement with HSIC in which HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place.

On March 9, 2010, we entered into a new letter agreement with HSIC. The letter agreement has an initial term of one year, after which it may be extended for a period of six months by mutual agreement. Either party may elect terminate the letter agreement at any time before the expiration of the one year term, upon sixty days advance written notice to the other party. This letter agreement provides that all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium,

Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America, and further provides for incentives for HSIC to focus on its core customer base. In addition, the letter agreement provides us with new flexibility through sales and margin incentives to penetrate additional dental offices that are outside of HSIC’s focus. The agreement also allows for higher sales organization incentives, unique financing programs and increased luminary and educational events.

There can be no guarantee that HSIC will not elect to terminate the letter agreement early upon sixty days’ notice to us, or that it will decide to extend the letter agreement beyond March 9, 2011 and preserve our liquidity position. In addition, we presently do not have any debt financing in place with a bank or other financial institution. The absence of such debt financing availability could adversely impact our operations. Our obligations and operating requirements may require us to seek additional funding through public or private equity or debt financing, and we have no commitments for financing of any kind at this time. There can be no assurance that we will be able to obtain requisite financing if necessary to fund existing obligations and operating requirements on acceptable terms or at all.

We intend to continue to augment the activities of Henry Schein in the United States and Canada and other international locations with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of Henry Schein in selling our products. We cannot assure you that Henry Schein will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

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

We compete with a number of domestic and foreign companies that market traditional dental products, such as dental drills, as well as companies that market laser technologies in the dental and medical markets, including Hoya ConBio, a subsidiary of Hoya Photonics, OpusDent Ltd., a subsidiary of Lumenis, KaVo, Deka Dental Corporation, Ivoclar Vivadent AG, and Fotona d.d. If we do not compete successfully, our revenue and market share may decline. Some of our competitors have greater financial, technical, sales and marketing or other resources than we have, which may allow them to respond more quickly to new or emerging technologies and to devote greater resources to the acquisition or development and introduction of enhanced products than we can. The ability of our competitors to devote greater financial resources to product development requires us to work harder to distinguish our products through improving our product performance and pricing, protecting our intellectual property, continuously improving our customer support, accurately timing the introduction of new products and developing sustainable distribution channels worldwide. In addition, we expect the rapid technological changes occurring in the healthcare industry to lead to the entry of new competitors, particularly if dental and medical lasers gain increasing market acceptance. We must be able to anticipate technological changes and introduce enhanced products on a timely basis in order to grow and remain competitive. Many of these new competitors would be practitioners focusing on a specific product or market segment, making it more difficult for us to expand our overall market position. If these companies become successful, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand our sales. New competitors or technological changes in laser products and methods could cause commoditization of our products, require price discounting or otherwise adversely affect our gross margins and our financial condition.

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal year 2009, international sales accounted for approximately 28% of our net revenue, as compared to approximately 25% of our net revenue in fiscal year 2008 and approximately 38% of our net revenue in fiscal 2007. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, including among others:

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

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2009, approximately $54.5 million of net operating loss carryforwards were available to us for federal income tax purposes. A detailed analysis will be required at the time we begin utilization of any net operating losses to determine if there is a Section 382 limitation. In addition, any ownership changes qualifying under Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

We have issued and will continue to issue convertible securities in the form of options and warrants as incentive compensation for services performed by our employees, directors, consultants and others. As of December 31, 2009, we had options and warrants to purchase 3,631,000 shares of our common stock outstanding, of which options and warrants to purchase 2,654,000 shares of common stock were exercisable. If these options or warrants were exercised, it would dilute the ownership of our stock and could adversely affect our common stock’s market price.

We may not be able to maintain effective internal controls.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2009, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that no material weaknesses in our internal control over financial reporting existed as of December 31, 2009 and 2008, and concluded that our internal control over financial reporting was effective as of December 31, 2009 and 2008 based on the criteria of the Internal Control — Integrated Framework issued by COSO. Management determined that one material weakness in our internal control over financial reporting existed as of December 31, 2007, and therefore concluded that our internal control over financial reporting was not effective as of December 31, 2007. This material weakness was remediated in the first quarter of 2008.

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

Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract qualified replacement personnel. Changes in our senior management and on the Board of Directors may be disruptive to our business, and, during this a transition period, there may be uncertainty among investors, vendors, customers, rating agencies, employees and others concerning our future direction and performance. In the first quarter of 2009, we issued a press release announcing that, effective March 5, 2009; Jake P. St. Philip resigned from his position as Chief Executive Officer, and the Board of Directors appointed our Chief Financial Officer, David M. Mulder, to the position of Chief Executive Officer. On July 14, 2009, we appointed Brett L. Scott as Chief Financial Officer. If we are unable to effectively manage and maintain our business through this transition in management, our results of operations and financial condition may be adversely affected.

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

In January 2006, we entered into a five-year lease for our 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California. On September 24, 2009, we entered into an amendment to the lease which extended the facility lease term through April 20, 2015, adjusted basic rent and made modification provisions that reduced over time the amount of the security deposit held by the landlord. We believe that our current facility will be sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

Our wholly-owned subsidiary owns a facility totaling approximately 20,000 square feet of space in Floss, Germany. Other than the land and building in Germany, with a recorded net book amount of approximately $672,000, the majority of our long-lived assets are located in the United States.

Item 3.	Legal Proceedings

From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “BLTI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Stock Market LLC and the dividends per share paid by us for each quarter of 2009 and 2008:

	High	Low

Fiscal Year Ended December 31, 2009
First Quarter	$1.25	$0.30
Second Quarter	1.80	0.85
Third Quarter	2.88	1.56
Fourth Quarter	2.30	1.68
Fiscal Year Ended December 31, 2008
First Quarter	$4.64	$2.22
Second Quarter	4.05	2.38
Third Quarter	3.47	1.69
Fourth Quarter	2.16	0.55

No dividends were paid by us during 2009 or 2008.

As of March 11, 2009, the total number of record holders of our common stock was approximately 187. Based on information provided by our transfer agent and registrar, we believe that there are approximately 4,800 beneficial owners of our common stock.

Dividend Policy

In August 2005, our Board of Directors authorized to discontinue payment of a dividend indefinitely. We anticipate that we will retain any earnings to support our operations and finance any growth and development of our business. Therefore we do not expect to pay cash dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

See the information incorporated by reference to Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2004, the last trading day before our 2005 fiscal year, through the end of fiscal 2009 with the cumulative total return on $100 invested for the same period in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Biolase Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2004
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2009

	Years Ended December 31,
	2004	2005	2006	2007	2008	2009
Biolase Technology, Inc.	$100.00	$73.79	$80.81	$21.80	$13.76	$17.64

NASDAQ Composite Index	100.00	101.33	114.01	123.71	73.11	105.61

NASDAQ Medical Equipment	100.00	117.06	122.50	159.63	88.67	122.59

(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of BIOLASE Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$43,347	$64,625	$66,889	$69,700	$61,980
Cost of revenue(1)	23,285	31,963	32,364	33,211	31,051

Gross profit	20,062	32,662	34,525	36,489	30,929

Other income, net	—	—	—	6	80

Operating expenses:
Sales and marketing(1)	11,041	22,040	26,648	24,400	24,730
General and administrative(1)	7,835	12,006	10,941	11,709	16,869
Engineering and development(1)	4,146	5,580	5,104	4,876	6,390
Patent infringement legal settlement(3)	—	1,232	—	348	—
Impairment of intangible asset(4)	—	232	—	—	—
Impairment of property, plant and equipment(4)	—	355	—	—	—
Restructuring charge(2)	—	—	802	—	—

Total operating expenses	23,022	41,445	43,495	41,333	47,989

Loss from operations	(2,960)	(8,783)	(8,970)	(4,838)	(16,980)
Non-operating income (loss)	123	(225)	1,853	311	(261)

Loss before income taxes	(2,837)	(9,008)	(7,117)	(4,527)	(17,241)
Income tax provision	119	121	163	162	269

Net loss as reported	$(2,956)	$(9,129)	$(7,280)	$(4,689)	$(17,510)

Net (loss) per share:
Basic	$(0.12)	$(0.38)	$(0.31)	$(0.20)	$(0.76)
Diluted	(0.12)	(0.38)	(0.31)	(0.20)	(0.76)
Dividends declared and paid, per share	$0.00	$0.00	$0.00	$0.00	$0.03
Shares used in computing net (loss) per share:
Basic	24,282	24,178	23,853	23,472	23,051
Diluted	24,282	24,178	23,853	23,472	23,051
Consolidated Balance Sheet Data*:
Working capital	$4,802	$5,023	$10,993	$17,299	$12,822
Total assets	22,177	35,708	44,308	48,578	45,129
Long-term liabilities	2,638	2,547	3,034	4,922	202
Stockholders’ equity	7,929	9,390	16,491	21,966	21,294

(1)	2009, 2008 and 2007 includes $1.4 million, $1.7 million and $1.3 million, respectively, in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative and engineering and development expenses.

(2)	Refer to Note 11 in the notes to the Consolidated Financial Statements.

(3)	Refer to Note 7 in the notes to the Consolidated Financial Statements.

(4)	Refer to Note 2 in the notes to the Consolidated Financial Statements.

*	Certain amounts have been reclassified to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. Since 1998, we have sold approximately 7,700 Waterlase systems including over 3,800 Waterlase MD systems and more than 13,800 laser systems in total in over 50 countries.

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

On February 27, 2009, we entered into a letter agreement with HSIC amending the term of the License and Distribution Agreement through March 31, 2010. This amendment includes certain minimum purchase requirements through the term of the agreement. HSIC also has the option to extend the term of the Agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and were permitted to distribute our products in those additional markets where we did not have current distribution agreements in place.

On September 10, 2009, we entered into an amendment to the License and Distribution Agreement with HSIC, wherein we agreed to provide to HSIC certain customer warranties in respect of our products.

On January 31, 2010, we entered into a Letter Agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the Letter Agreement we agreed to an extension of the time for HSIC to provide notice of its intention to renew the License and Distribution Agreement for an additional one year term, from February 1, 2010 to February 25, 2010, in accordance with the terms and conditions thereof.

On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes include advance payments in respect of, among other things, purchases of the iLase, and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with the advance payments described above, we agreed to grant to HSIC a security interest in our inventory as security for advance payments made under the letter agreement, such security interest to be released by HSIC upon products delivered in respect of such purchase.

On February 24, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement we agreed to an extension of the time for HSIC to provide notice of its intention to renew the License and Distribution Agreement for an additional one year term, from February 25, 2010 to March 3, 2010, in accordance with the terms and conditions thereof.

On March 9, 2010, we entered into another letter agreement with HSIC. This letter agreement calls for guaranteed minimum purchases by HSIC of $18 million solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in all applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and we will have incremental sales and margin incentives to penetrate additional dental offices. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.

In the event that HSIC elects to terminate the letter agreement prior to the end of the first term, we would be forced to seek alternative channels for the sales of our products, including but not limited to establishing an alternative major distributor relationship, a series of small distributor relationships, selling directly to customers through a direct sales force, or a combination thereof. To the extent that the former distributor held inventory of our products, the distributor would likely look to significantly reduce such inventory, and could possibly decide to compete aggressively with us in sales to new customers following the end of this distribution relationship, until such time as the former distributor’s inventory of our products was exhausted. There can be no assurances that we would be able to compete effectively and profitably with the former distributor during this period on price and other terms, while the former distributor attempted to reduce, and possibly even seek to rapidly liquidate, its inventory of our products.

We intend to augment the activities of HSIC in the United States and Canada and other international locations with the efforts of our direct sales force; however, our future revenue will be largely dependent upon the efforts and success of HSIC in selling our products. Since September 1, 2006, nearly all of our domestic sales were made through HSIC and we expect this to continue for the foreseeable future. We cannot assure you that HSIC will devote sufficient resources to selling our products or, even if sufficient resources are directed to our products, that such efforts will be sufficient to increase net revenue.

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

Revenue Recognition.  Effective September 1, 2006, nearly all of our domestic sales are to HSIC; prior to this date, we sold our products directly to customers through our direct sales force. Sales to HSIC are recorded upon shipment from our facility and payment of our invoices is generally due within 60 days or less. Internationally, we sell products through independent distributors including HSIC. We recognize revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured.

Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Revenue attributable to the undelivered elements, primarily training, is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement.

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

We may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized.

Accounting for Stock-Based Payments.  We generally recognize compensation cost related to all stock-based payments based on the grant-date fair value.

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

Valuation of Goodwill and Other Intangible Assets.  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2009, 2008 and 2007, and concluded there had been no impairment in trade names and no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. If our stock price and market capitalization declines, we may need to impair our goodwill and other intangible assets. At December 31, 2008, as a result of our new Waterlase Dentistry branding strategy, we recorded an impairment of trade names in the amount of $232,000. During the period June 30, 2009 through December 31, 2009, we reviewed critical indicators and determined that no other triggering events occurred that would have a material effect on the value of the remaining assets.

Warranty Cost.  Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our diode systems warranty period is up to two years from date of sale by the Distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the Distributor. Effective October 1, 2009 Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our ezlase system warranty period is up to twenty eight months from date of sale to the Distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

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

Income Taxes.  Based upon our operating losses during 2009 and 2008 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2009 will not be realized, excluding a portion of the foreign deferred tax assets in the amount of $17,000. Consequently, we established a valuation allowance against our net deferred tax asset, excluding a portion of the foreign operations, in the amount of $30.2 and $27.4 million as of December 31, 2009 and December 31, 2008, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing or contractual arrangements.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, expressed as percentages of revenue:

	Years Ended December 31,
	2009	2008	2007

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	53.7	49.5	48.4

Gross profit	46.3	50.5	51.6

Operating expenses:
Sales and marketing	25.5	34.1	39.8
General and administrative	18.0	18.5	16.4
Engineering and development	9.6	8.6	7.6
Patent infringement legal settlement	—	1.9	—
Impairment of intangible asset	—	0.4	—
Impairment of property, plant and equipment	—	0.6	—
Restructuring charge	—	—	1.2

Total operating expenses	53.1	64.1	65.0

Loss from operations	(6.8)	(13.6)	(13.4)
Non-operating (loss) income, net	0.3	(0.3)	2.8

Loss before income taxes	(6.5)	(13.9)	(10.6)
Income tax provision	0.3	0.2	0.3

Net loss	(6.8)%	(14.1)%	(10.9)%

The following table summarizes our net revenues by category for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007

Waterlase systems	$22,950	53%	$40,328	62%	$45,279	68%
Diode systems	8,813	20%	12,040	19%	9,453	14%
Consumables and service	10,374	24%	8,642	13%	8,353	12%

Products and services	42,137	97%	61,010	94%	63,085	94%
License fees and royalty	1,210	3%	3,615	6%	3,804	6%

Net revenue	$43,347	100%	$64,625	100%	$66,889	100%

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Net Revenue.  Net revenue for the year ended December 31, 2009 was $43.3 million, a decrease of $21.3 million, or 33%, as compared with net revenue of $64.6 million for the year ended December 31, 2008.

Laser system net revenues decreased by approximately 39% in 2009 compared to 2008. Sales of our Waterlase systems decreased $17.4 million, or 43%, for the year ended December 31, 2009 compared to the prior year. Sales of our Diode systems decreased $3.2 million, or 27% in 2009 compared to 2008. We feel the continued adverse worldwide economic environment, combined with lower purchases by HSIC, have been primary contributors to the decreased sales year over year.

Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts and shipping revenue, increased by approximately $1.7 million or 20% for the year ended December 31, 2009 as compared to the same period of 2008 due primarily to the release of the Waterlase MD Turbotm Handpiece Upgrade Kit in March 2009 as well as increased global service revenues.

Domestic revenues were $31.1 million, or 72% of net revenue, for the year ended December 31, 2009 versus $48.5 million, or 75% of net revenue, for the year ended December 31, 2008. International revenues for 2009 were $12.2 million, or 28% of net revenues compared to $16.1 million, or 25% of net revenue for 2008.

License fees and royalty income decreased $2.4 million to $1.2 million for 2009 from $3.6 million for 2008. The 2008 period included $1.5 million of amortization of the license fee from The Proctor & Gamble Company which was fully amortized as of December 31, 2008. Additionally the 2008 period included $1.7 million of the Schein License fee recognized as compared to $1.1 million in 2009.

We expect revenues for the first half of 2010 to be negatively impacted by the February 16, 2010 amendment that provides for orders placed and paid for by HSIC, but with delivery in subsequent quarters. As a result, we believe revenues for the first quarter of 2010 will be lower than the same period in 2009. We expect the second quarter to be an improvement over the first quarter, but prepaid orders may continue to delay some revenue recognition.

Gross Profit.  Gross profit for the year ended December 31, 2009 was $20.1 million, or 46% of net revenue, a decrease of $12.6 million, as compared with gross profit of $32.7 million, or 51% of net revenue for the year ended December 31, 2008. Gross profit excluding license fees and royalty revenue was 45% of products and service revenue for 2009 compared to 48% for 2008. The decrease was due largely to a one-time write down of inventories in the first quarter of 2009 related to the international subsidiary closures, a shift in sales mix, lower average net pricing and a decrease in licensing and royalty revenues. These expenses were partially offset by our cost reductions implemented in late 2008 and the first quarter of 2009.

Operating Expenses.  Operating expenses for the year ended December 31, 2009 were $23 million, or 53% of net revenue, an $18.4 million decrease as compared with $41.4 million, or 64% of net revenue for the year ended December 31, 2008. In late 2008 and continuing into 2009, we implemented significant cost reductions to help offset the negative impact of current economic conditions.

Sales and Marketing Expense.  Sales and marketing expenses for the year ended December 31, 2009 decreased by $11 million, or approximately 50%, to $11.0 million, or 26% of net revenue, as compared with $22.0 million, or 34% of net revenue, for the year ended December 31, 2008. Payroll and consulting related expenses decreased by $1.9 million in 2009 as compared to the same period in 2008 primarily as a result of closing our foreign sales operations and restructuring our domestic sales and marketing departments. Additional major factors contributing to the reduction were a decrease in convention and seminars expenses by $2.6 million, decreased advertising and promotional expenses by $1.5 million, decreased travel and entertainment expenses by $1.4 million, a commission expense decrease of $1.2 million and a decrease in regional meeting and speaker related expenses by $2.0 million in 2009 compared with the same period of 2008. We believe our sales and marketing expenses and programs are essential in order to grow our revenues, and therefore it is likely that these expenses, excluding commissions, will slightly increase in 2010 as compared to 2009.

General and Administrative Expense.  General and administrative expenses for the year ended December 31, 2009 decreased by $4.2 million, or 35%, to $7.8 million, or 18% of net revenue, as compared with $12.0 million, or 19% of net revenue, for the year ended December 31, 2008. The decrease in general and administrative expenses resulted primarily from decreased legal and patent related fees of $1.6 million, decreased audit fees of $392,000, decreased depreciation expenses of $371,000 and decreased payroll and consulting related expenses of $1.6 million. These decreases were partially offset by an increase in severance costs related to the termination of our CEO and reducing our foreign subsidiary operations. As we expect to see a full years benefit of our late 2008 and early 2009 cost reductions, we believe that our general and administrative expenses are likely to slightly decrease in 2010 as compared to 2009.

Engineering and Development Expense.  Engineering and development expenses for the year ended December 31, 2009 decreased by $1.4 million, or 25%, to $4.2 million, or 10% of net revenue, as compared with $5.6 million, or 9% of net revenue, for the year ended December 31, 2008. The decrease is primarily related to a reduction in payroll and consulting related expenses of $391,000, decrease in engineering materials and supplies of $301,000 and a reduction in intangible asset amortization expense of $222,000. We expect to continue to invest in development projects and personnel in 2010 and expect the overall expense to slightly increase over 2009.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.  We realized a $176,000 gain on foreign currency transactions for the year ended December 31, 2009 compared to an $186,000 loss on foreign currency transactions for the year ended December 31, 2008 primarily due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar.

Interest Income.  Interest income results from interest earned on our cash and investments balances. Interest income for the year ended December 31, 2009 was $5,000 as compared to $118,000 for the year ended December 31, 2008 due to lower average cash balances in 2009 as compared to 2008.

Interest Expense.  Interest expense consists primarily of interest on outstanding balances on our line of credit, standby fees under the line of credit, and the periodic use of the line during the year. Interest expense for the year ended December 31, 2009 was $58,000 as compared to $157,000 for the year ended December 31, 2008. The decrease in interest expense in 2009 as compared to 2008 is a result of having no line of credit balance since our line of credit was paid off on February 5, 2009.

Income Taxes.  An income tax provision of $119,000 was recognized for the year ended December 31, 2009 as compared to $121,000 for the year ended December 31, 2008. As of December 31, 2009, we had net operating loss carryforwards for federal and state purposes of approximately $54.5 million and $25.8 million, respectively, which will begin expiring in 2010. As of December 31, 2009, we had research and development credit carryforwards for federal and state purposes of approximately $578,000 and $218,000, respectively, which will begin expiring in 2011 for federal purposes and will carryforward indefinitely for state purposes. The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts and shipping revenue, increased by approximately 3% for the year ended December 31, 2008 as compared to the same period of 2007. An increase in training and services revenues was partially offset by a decrease in consumable product sales in 2008 compared to 2007.

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

Sales and Marketing Expense.  Sales and marketing expenses for the year ended December 31, 2008 decreased by $4.6 million, or approximately 17%, to $22.0 million, or 34% of net revenue, as compared with $26.6 million, or 40% of net revenue, for the year ended December 31, 2007. Convention and seminar expenses decreased by $2.0 million in 2008 compared to 2007. Also decreasing were commissions as a result of lower sales and travel and entertainment expenses compared to 2007.

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

Impairment of intangible asset.  In connection with a product branding strategy, we have recorded an impairment of $232,000 related to trademarks.

Impairment of property, plant and equipment.  In the first quarter of 2009, we made the decision to begin transitioning our sales in Germany from direct through our foreign subsidiary to sales through a distributor. In connection with this transition, we have placed our buildings located in Floss, Germany for sale. Based on the then current market information and economic climate in Germany, we recorded an impairment of $355,000 on the land and building.

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

Liquidity and Capital Resources

We have incurred significant net losses and revenue has declined during the past three years. As of December 31, 2009, we had $3.0 million in cash and cash equivalents to finance operations and satisfy our obligations. We are substantially dependent on our primary distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. On March 9, 2010 we restructured this agreement with our primary distributor and it provides for lower monthly guaranteed minimum payments than during the 2009 fiscal year. The letter agreement has an initial term of one year, after which the letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate the letter agreement upon sixty days’ advance written notice to the other party. There can be no assurance that the distributor will not terminate this agreement prior to the end of the one year term.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity financing, to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to increase sales, or raise working capital through debt or additional equity financing in 2010. However, there can be no assurance we will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company or at all. As a result, the opinion we have received from our independent registered public accounting firm contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

We believe that during the first ten months of the initial term of the February 27, 2009 letter agreement, HSIC exceeded its bi-monthly minimum purchase commitment with total sales aggregating approximately $36 million through December 31, 2009. Based upon this level of purchases and considering the general economic slowdown, we believe that HSIC’s inventory has trended above historical levels.

On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes include advance payments in respect of, among other things, purchases of the iLase, and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with the advance payments described above, we agreed to grant to HSIC a security interest in our inventory as security for advance payments made under the letter agreement, such security interest to be released by HSIC upon products delivered in respect of such purchase.

On March 9, 2010, we entered into another letter agreement with HSIC. This letter agreement calls for guaranteed minimum purchases by HSIC of $18 million solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in all applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and we will have incremental sales and margin incentives to penetrate additional dental offices. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.

At December 31, 2009 and December 31, 2008, we had approximately $4.8 million and $5.0 million in net working capital, respectively. Our principal sources of liquidity at December 31, 2009 consisted of our cash and cash equivalents balance of $3.0 million.

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

For the year ended December 31, 2009, our operating activities used cash of approximately $2.6 million, compared to cash used by operations of $4.5 million for 2008. Cash flows from operating activities in 2008 were negatively impacted by the higher net loss in 2008 compared to 2009 as explained under “Results of Operations”. The most significant changes in operating assets and liabilities for the year ended December 31, 2009 as reported in our Consolidated Statements of Cash Flow were a $3.5 million reduction in inventory and a $5.0 million reduction in accrued liabilities and accounts payable.

In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. On September 24, 2009, we entered into a “First Amendment to Lease” which extended the facility lease term to April 20, 2015, adjusted basic rent and made modification provisions to the security deposit. These amounts are included in the outstanding obligations as of December 31, 2009 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2009 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total

Operating leases	$510	$984	$1,020	$175	$2,689
SurgiLight agreement	25	—	—	—	25
Insurance premium financing	573	—	—	—	573

Total	$1,108	$984	$1,020	$175	$3,287

In addition and not included in the above table is a long term commitment to a supplier in the amount of $2.2 million that is currently being renegotiated.

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

On July 14, 2009, we appointed Brett L. Scott as Chief Financial Officer. Mr. Scott has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Scott is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $102,500 based on the employment agreement in effect as of July 14, 2009. In addition, we agreed to pay Mr. Scott’s COBRA premiums for six months.

In addition to Mr. Mulder and Mr. Scott, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.6 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

In addition to the amounts shown in the table above, $108,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $25,000, respectively, at December 31, 2009.

Our capital requirements will depend on many factors, including, among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all. Without additional funds and/or increased revenues, we may not have enough cash/financial resources to operate for the next twelve months.

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

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

2009
Net revenue	$6,594	$14,317	$12,085	$10,351
Gross profit	1,768	8,098	5,833	4,363
Profit (loss) from operations(1)	(4,929)	2,474	904	(1,409)
Net income (loss)(1)	(4,676)	2,330	859	(1,469)
Net income (loss) per share(3):
Basic	(0.19)	0.10	0.04	(0.06)
Diluted	(0.19)	0.10	0.04	(0.06)

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

2008
Net revenue	$19,041	$18,663	$15,286	$11,635
Gross profit	9,582	10,107	7,531	5,442
Profit (loss) from operations(2)	(561)	386	(3,794)	(4,814)
Net income (loss)(2)	26	622	(4,490)	(5,287)
Net income (loss) per share(3):
Basic	0.00	0.03	(0.19)	(0.22)
Diluted	0.00	0.03	(0.19)	(0.22)

(1)	Loss from operations and net loss includes $468,000, $317,000, $318,000 and $254,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30 and December 31, 2009, respectively.

(2)	Profit (loss) from operations and net income (loss) includes $452,000, $440,000, $424,000 and $419,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30 and December 31, 2008, respectively.

(3)	Net income (loss) per share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net (loss) income per common share amount.

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

Substantially all of our revenue is denominated in U.S. dollars, including sales to our international distributors. Only a small portion of our revenue and expenses is denominated in foreign currencies, principally the Euro. Our Euro expenditures primarily consist of the cost of maintaining our office in Germany, including the facility and employee-related costs. To date, we have not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may, however, affect the price competitiveness of our products outside the United States.

Through February 5, 2009, we had a line of credit which bore interest at rates based on the Prime rate or LIBOR. At December 31, 2008, $5.4 million was outstanding under the line of credit at a rate of 3.5%. The line of credit was terminated on February 5, 2009 and the balance was repaid in full.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in money market accounts in which there is minimal interest rate risk and are deposited with well capitalized financial institutions, reducing the related credit risk.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control — Integrated Framework.” Based on our evaluation under COSO Framework, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2009.

Changes in Internal Control over Financial Reporting

In our Form 10-K for the fiscal year ended December 31, 2008, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the last quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

Item 11.	Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

There is hereby incorporated herein by reference the information appearing under the caption Equity Compensation Plan Information in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated herein by reference the information appearing under the caption Certain Relationships and Related Transactions in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

Item 14.	Principal Accountant Fees and Services

There is hereby incorporated herein by reference the information appearing under the caption Independent Auditor Fee Information in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)
3.2	Fourth Amended and Restated Bylaws. (Filed with Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference.)
4.1	Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (Included in Exhibit 3.1.)
4.2	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (Included in Exhibit 3.1.)
4.3	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (Included in Exhibit 3.1.)
4.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (Included in Exhibit 3.1.)
4.5	Rights Agreement, dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)

Exhibit
Number		Description

4.6		Amendment to Rights Agreement, dated December 19, 2008, between the Registrant and Computershare Trust Company, N.A. (Filed with the Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference.)
4.7		Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)
4.8		Warrant to Purchase 81,037 shares of Common Stock of the Registrant issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.9		Registration Rights Agreement between the Registrant and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.10		Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10.1		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10	.2*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)
10	.3*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10	.4*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.5*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.6*	2002 Stock Incentive Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)
10	.7*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10.8		2002 Stock Incentive Plan (Filed with Registrant’s definitive Proxy Statement filed April 10, 2007 and incorporated herein by reference.)
10	.9†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and the Registrant (Filed on January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.10†	License Agreement between SurgiLight, Inc. and the Registrant dated February 3, 2005 (Filed on March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.11*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10	.12*	Form of Resale Restriction Agreement, dated December 16, 2005 between Registrant and certain key employees and officers. (Filed on December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.13*	Resale Restriction Agreement, dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed on January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10.14		Lease, dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed on January 17, 2006 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.15†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.)

Exhibit
Number		Description

10	.16†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference.)
10	.17†	License and Distribution Agreement dated as of August 8, 2006 by and among the Registrant and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006 and incorporated herein by reference.)
10	.18†	Addendum 1 to License and Distribution Agreement dated as of April 1, 2007 by and among the Registrant and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 and incorporated herein by reference.)
10	.19†	Amendment to the License and Distribution Agreement dated February 29, 2008, by and between the Registrant and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008 and incorporated herein by reference.)
10.20		Letter Agreement, dated as of December 23, 2008 by and among the Registrant and Henry Schein, Inc. (Filed with Registrant’s Annual Report on Form 10-K filed March 16, 2009 and incorporated herein by reference.)
10.21		Employment Agreement dated April 29, 2008, by and between the Registrant and David M. Mulder (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 8, 2008 and incorporated herein by reference.)
10.22		Letter Agreement, dated as of February 27, 2009 by and between the Registrant and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 8, 2009 and incorporated herein by reference.)
10	.23*	Letter Agreement, dated March 4, 2009, amending that certain Employment Agreement dated April 29, 2008 between the Registrant and David M. Mulder (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 8, 2009 and incorporated herein by reference.)
10.24		Separation and General Release Agreement, dated March 10, 2009, by and between the Registrant and Jake P. St. Philip (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 8, 2009 and incorporated herein by reference.)
10.25		Security Agreement, dated March 13, 2009, by and between the Registrant and Henry Schein, Inc. (Filed with Registrant’s Currently Report on Form 8-K filed March 19, 2009 and incorporated herein by reference.)
10.26		Settlement Agreement and General Mutual Release, dated March 26, 2009, by and between the Registrant and National Laser Technology, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated herein by reference.)
10	.27*	Second Letter Agreement, dated April 3, 2009, by and between the Registrant and David M. Mulder, amending that certain Employment Agreement, dated April 29, 2008, by and between the Registrant and David M. Mulder, as amended by that certain Letter Agreement, dated March 4, 2009 (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009 and incorporated herein by reference.)
10	.28*	Employment Agreement, dated July 13, 2009, by and between the Registrant and Brett L. Scott (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference.)
10	.29†	Amendment to License and Distribution Agreement, dated September 10, 2009, by and between the Registrant and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference.)
10.30		First Amendment to Lease, dated September 24, 2009, by and between the Registrant and The Irvine Company LLC (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference.)
14.1		Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)
21.1		Subsidiaries of the Registrant.

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP
24.1	Power of Attorney (included in Signature page).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of interim CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of interim CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biolase Technology, Inc.,
a Delaware Corporation
(registrant)

By:	/s/ DAVID M. MULDER
David M. Mulder
Chief Executive Officer

Dated: March 19, 2010

POWER OF ATTORNEY

We, the undersigned officers and directors of BIOLASE Technology, Inc., do hereby constitute and appoint David M. Mulder and Brett L. Scott, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID M. MULDER David M. Mulder	Chief Executive Officer, (Principal Executive Officer) and Director	March 19, 2010

/s/ BRETT L. SCOTT Brett L. Scott	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 19, 2010

/s/ GEORGE V. D’ARBELOFF George V. d’Arbeloff	Director and Chairman of the Board	March 19, 2010

/s/ FEDERICO PIGNATELLI Federico Pignatelli	President, Director and Chairman Emeritus	March 19, 2010

/s/ ROBERT M. ANDERTON, DDS Dr. Robert M. Anderton	Director	March 19, 2010

Signature	Title	Date

/s/ DANIEL S. DURRIE, M.D. Daniel S. Durrie, M.D.	Director	March 19, 2010

/s/ NEIL J. LAIRD Neil J. Laird	Director	March 19, 2010

/s/ JAMES R. LARGENT James R. Largent	Director	March 19, 2010

/s/ GREGORY D. WALLER Gregory D. Waller	Director	March 19, 2010

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BIOLASE Technology, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE Technology, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule as of and for the years ended December 31, 2009, 2008 and 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE Technology, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has had declining revenues, has limited financial resources at December 31, 2009 and is substantially dependent upon their primary distributor for future purchases of the Company’s products. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 19, 2010

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,975	$11,235
Accounts receivable, less allowance of $421 and $526 in 2009 and 2008, respectively	4,229	3,758
Inventory, net	7,861	12,410
Prepaid expenses and other current assets	1,347	1,391

Total current assets	16,412	28,794
Property, plant and equipment, net	2,180	3,040
Intangible assets, net	472	613
Goodwill	2,926	2,926
Deferred tax asset	17	29
Other assets	170	306

Total assets	$22,177	$35,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,404
Accounts payable	4,887	7,509
Accrued liabilities	5,600	8,255
Deferred revenue, current portion	1,123	2,603

Total current liabilities	11,610	23,771
Deferred tax liabilities	473	376
Deferred revenue — long-term	1,975	1,875
Other liabilities — long-term	190	296

Total liabilities	14,248	26,318

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 26,340 and 26,208 shares issued in 2009 and 2008, respectively; 24,376 shares and 24,244 shares outstanding in 2009 and 2008, respectively	27	27
Additional paid-in capital	117,228	115,698
Accumulated other comprehensive (loss)	(222)	(187)
Accumulated deficit	(92,705)	(89,749)

	24,328	25,789
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	7,929	9,390

Total liabilities and stockholders’ equity	$22,177	$35,708

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Products and services revenues	$42,137	$61,010	$63,085
License fees and royalty revenue	1,210	3,615	3,804

Net revenue	43,347	64,625	66,889
Cost of revenue	23,285	31,963	32,364

Gross profit	20,062	32,662	34,525

Other income, net	—	—	—

Operating expenses:
Sales and marketing	11,041	22,040	26,648
General and administrative	7,835	12,006	10,941
Engineering and development	4,146	5,580	5,104
Patent infringement legal settlement	—	1,232	—
Impairment of intangible asset	—	232	—
Impairment of property, plant and equipment	—	355	—
Restructuring charge	—	—	802

Total operating expenses	23,022	41,445	43,495

Loss from operations	(2,960)	(8,783)	(8,970)
Gain (loss) on foreign currency transactions	176	(186)	1,354
Interest income	5	118	580
Interest expense	(58)	(157)	(81)

Non-operating income (loss), net	123	(225)	1,853

Loss before income tax provision	(2,837)	(9,008)	(7,117)
Income tax provision	119	121	163

Net loss	$(2,956)	$(9,129)	$(7,280)

Net loss per share:
Basic	$(0.12)	$(0.38)	$(0.31)

Diluted	$(0.12)	$(0.38)	$(0.31)

Shares used in the calculation of net loss per share:
Basic	24,282	24,178	23,853

Diluted	24,282	24,178	23,853

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
	and Additional				Other		Total
	Paid-in Capital		Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Gain (Loss)	Deficit	Equity	Income (Loss)

Balances, January 1, 2007	25,741	$111,441	(1,964)	$(16,399)	$108	$(73,184)	$21,966	$(4,259)

Exercise of stock options	226	727	—	—	—	—	727
Stock-based compensation	—	1,265	—	—	—	—	1,265
Other Compensation	—	23	—	—	—	—	23
Net loss	—	—	—	—	—	(7,280)	(7,280)	(7,280)
Adjustment for uncertain tax positions	—	—	—	—	—	(156)	(156)
Foreign Currency Translation adjustment	—	—	—	—	(54)	—	(54)	(54)

Balances, December 31, 2007	25,967	113,456	(1,964)	(16,399)	54	(80,620)	16,491	(7,334)

Exercise of stock options, net	241	532	—	—	—	—	532
Stock-based compensation	—	1,735	—	—	—	—	1,735
Other compensation	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(9,129)	(9,129)	(9,129)
Foreign Currency Translation adjustment	—	—	—	—	(241)	—	(241)	(241)

Balances, December 31, 2008	26,208	115,725	(1,964)	(16,399)	(187)	(89,749)	9,390	(9,370)

Exercise of stock options, net	132	173	—	—	—	—	173
Stock-based compensation	—	1,357	—	—	—	—	1,357
Net loss	—	—	—	—	—	(2,956)	(2,956)	(2,956)
Foreign Currency Translation adjustment	—	—	—	—	(35)	—	(35)	(35)

Balances, December 31, 2009	26,340	$117,255	(1,964)	$(16,399)	$(222)	$(92,705)	$7,929	$(2,991)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash Flows From Operating Activities:
Net loss	$(2,956)	$(9,129)	$(7,280)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,444	1,909	1,895
Residual cost of demo equipment sold	12	10	184
Loss on disposal of assets, net	1	—	—
Impairment of property, plant and equipment	—	387	—
Impairment of intangible asset	—	232	—
Recovery of bad debts	(62)	(68)	(264)
Recovery of sales returns allowance	(77)	—	—
Provision for inventory excess and obsolescence	1,090	104	89
Stock-based compensation	1,357	1,735	1,265
Other non-cash compensation	—	2	23
Deferred income taxes	109	52	61
Changes in operating assets and liabilities:
Accounts receivable	(290)	7,457	4,381
Inventory	3,459	(4,887)	59
Prepaid expenses and other current assets	(275)	167	(779)
Accounts payable and accrued liabilities	(4,990)	888	(1,065)
Deferred revenue	(1,393)	(3,379)	(1,838)

Net cash and cash equivalents used in operating activities	(2,571)	(4,520)	(3,269)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(449)	(981)	(775)
Proceeds from sale of property, plant and equipment	5	—	—
Additions to other intangible assets	—	—	(100)

Net cash and cash equivalents used in by investing activities	(444)	(981)	(875)

Cash Flows From Financing Activities:
Borrowings under a line of credit	4,293	29,340	4,468
Payments under a line of credit	(9,697)	(27,488)	(916)
Proceeds from exercise of stock options and warrants	173	532	727
Payment of cash dividend	—	—	—

Net cash and cash equivalents (used in) provided by financing activities	(5,231)	2,384	4,279

Effect of exchange rate changes	(14)	(214)	(245)

Decrease in cash and cash equivalents	(8,260)	(3,331)	(110)
Cash and cash equivalents, beginning of year	11,235	14,566	14,676

Cash and cash equivalents, end of year	$2,975	$11,235	$14,566

Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$58	$157	$81
Income taxes	$34	$208	$241

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 —	BASIS OF PRESENTATION

The Company

BIOLASE Technology Inc., (the “Company”) incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.

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

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We have incurred significant net losses and net revenue has declined during the past three years. As of December 31, 2009, we had $3.0 million in cash and cash equivalents to finance operations and satisfy our obligations. We are substantially dependent on our primary distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. On March 9, 2010 we restructured this agreement (See Note 3) and while it provides for lower monthly guaranteed payments it also provides more upside opportunity to expand beyond those minimums, based largely on our incremental sales performance into dental offices where we have not been working as closely with this distributor. The letter agreement has an initial term of one year, after which the letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate the letter agreement upon sixty days’ advance written notice to the other party. There can be no assurance that the distributor will not terminate this agreement prior to the end of the one year term. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity financing, to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to increase sales, or raise working capital through debt or additional equity financing in 2010. However, there can be no assurance we will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company or at all. As a result, the opinion we have received from our

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

independent registered public accounting firm contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. We invest excess cash primarily in money market funds. Cash equivalents are carried at cost, which approximates fair market value.

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

Inventory

We value inventory at the lower of cost (determined using the first-in, first-out method) or market. We periodically review our inventory for excess quantities and obsolescence. We evaluate quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The allowance is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and our allocation of fixed production overhead is based on the normal capacity of our production facilities.

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

Depreciation expense for 2009, 2008 and 2007 was approximately $1,303,000, $1,547,000, and $1,534,000, respectively. In December 2008, we wrote down the building and land at our German facility by $355,000 to reflect the market value of the asset.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one operating unit; therefore goodwill is tested for impairment at the consolidated level against the fair value of our Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, if available. We assess potential impairment on an annual basis on June 30th and compare our market capitalization to our carrying amount, including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the inherent risk in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regards to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

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

Long-Lived Assets

The carrying values of long-lived assets, including intangible assets subject to amortization, are reviewed when indicators of impairment, such as reductions in demand or significant economic slowdowns in our industry, are present. Reviews are performed to determine whether carrying value of an asset is impaired based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Revenue Recognition

On August 8, 2006, and as amended, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. As a result of this agreement, effective September 1, 2006, nearly all of our sales in the United States and Canada are made to HSIC. Sales to HSIC are recorded upon shipment from our facility and payment of our invoices is generally due within 60 days or less. Additionally, on February 27, 2009, we entered into an agreement with HSIC in which HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place. In other International markets we sell products primarily through independent distributors. We recognize revenue based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We record revenue for all sales upon shipment assuming all other revenue recognition criteria are met.

Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Revenue attributable to the undelivered elements, primarily training, is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement. Included in deferred revenue as of December 31, 2009 and 2008 is $347,000 and $731,000, respectively of deferred revenue attributable to undelivered elements, which primarily consists of training.

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

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2009 and 2008, $110,000 and $187,000 was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is one year. Included in deferred revenue as of December 31, 2009 and 2008 is $775,000 and $761,000 for our extended warranty contracts, respectively. Additionally, as part of the NLT settlement, we assumed NLT extended service contract commitments, of which $100,000 will not be recognized into revenue until 2011 and forward.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount sold based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been historically consistent with amounts reported by the licensees. Revenue from royalties was $99,000, $198,000 and $262,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

We may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Provision for Warranty Expense

Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our diode systems warranty period is up to two years from date of sale by the Distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the Distributor. Effective October 1, 2009 Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our diode systems warranty period is up to twenty eight months from date of sale to the Distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the years ended December 31 were as follows (in thousands):

Initial warranty accrual, January 1, 2007	$2,398
Warranty expenditures	(3,438)
Provision for estimated warranty cost	3,027

Initial warranty accrual, December 31, 2007	1,987
Warranty expenditures	(4,127)
Provision for estimated warranty cost	4,752

Initial warranty accrual, December 31, 2008	2,612
Warranty expenditures	(3,197)
Provision for estimated warranty cost	2,820

Initial warranty accrual, December 31, 2009	$2,235

Shipping and Handling Costs and Revenues

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to our customers for shipping and handling are included as a component of revenue.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2009, 2008 and 2007, were approximately $267,000, $776,000 and $2.1 million, respectively.

Engineering and Development

Engineering and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development.

Income Taxes

Differences between accounting for income taxes for financial statement purposes and accounting for tax return purposes are stated as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. We establish a valuation allowance when it is more likely than not that the deferred tax assets are not realizable.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

On January 1, 2007, the Company adopted the interpretations issued by FASB which establishes a single model to address accounting for uncertain tax positions. The new interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

During the years ended December 31, 2009, 2008 and 2007, we recognized compensation cost related to stock options of $1.4 million, $1.7 million and $1.3 million, respectively, based on the grant date fair value. The net impact to earnings for the years ended December 31, 2009, 2008 and 2007 was $(0.06), $(0.07) and $(0.05) per diluted share, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of revenue	$137	$167	$134
Sales and marketing	397	473	393
General and administrative	664	932	641
Engineering and development	159	163	97

	$1,357	$1,735	$1,265

As of December 31, 2009 and 2008, we had $0.9 million and $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of 0.9 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. This option pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, we have used a dividend yield of zero as we do not intend to pay dividends on our common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of our common stock. We believe that the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, have used a stock volatility factor based on the historical volatility of our common stock over a period of time approximating the estimated lives of our stock options. The expected term is estimated by analyzing our historical share option exercise experience over a five year period. Compensation expense is recognized using the straight-line method for all stock-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Expected term (years)	4.97	5.10	4.61
Volatility	84%	68%	60%
Annual dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	2.03%	2.80%	3.92%

Net Loss Per Share — Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 3,631,000, 4,581,000 and 4,492,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2009, 2008 and 2007, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Newly Adopted Accounting Standards

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. On February 24, 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB codified then existing accounting standards into one source of authoritative U.S. Generally Accepted Accounting Principles, or GAAP. The FASB also modified the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. The adoption in 2009 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB provided clarification when measuring liabilities at fair value of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the preexisting fair value guidance. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

Accounting Standards not yet Adopted

In October 2009, the Financial Accounting Standard Board issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective prospectively for interim and annual periods ending after June 15, 2010. We have not yet determined the impact on our consolidated financial statements.

NOTE 3 —	SUPPLEMENTARY BALANCE SHEET INFORMATION

	December 31,
ACCOUNTS RECEIVABLE (in thousands):	2009	2008

Components of accounts receivable, net of allowances are as follows:
Trade	$4,024	$2,914
Royalties	19	41
WCLI co-sponsorship	54	92
License fee	—	250
Training and service receivable	43	327
Other	89	134

Total receivables	$4,229	$3,758

Following are the changes in the allowance for doubtful accounts and the allowance for sales returns during the years ended 2009, 2008 and 2007 (in thousands):

		Charges
	Balance at	(Reversals)	Write-offs	Balance at
	Beginning	to Cost or	and	End of
	of Year	Expenses	returns	Year

Year Ended December 31, 2007
Allowance for doubtful accounts	1,357	(264)	(60)	1,033
Allowance for sales returns	248	—	(61)	187
Year Ended December 31, 2008
Allowance for doubtful accounts	1,033	(68)	(439)	526
Allowance for sales returns	187	—	—	187
Year Ended December 31, 2009
Allowance for doubtful accounts	526	(62)	(43)	421
Allowance for sales returns	187	(77)	—	110

	December 31,
INVENTORY, NET (in thousands):	2009	2008

Raw materials	$3,400	$4,981
Work-in-process	1,497	1,472
Finished goods	2,964	5,957

Inventory, net	$7,861	$12,410

Inventory is net of the provision for excess and obsolete inventory of $1.9 million and $828,000 at December 31, 2009 and 2008, respectively.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

	December 31,
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):	2009	2008

Land	$273	$268
Building	418	411
Leasehold improvements	914	919
Equipment and computers	6,049	5,674
Furniture and fixtures	1,019	1,027
Construction in progress	45	53

	8,718	8,352
Accumulated depreciation and amortization	(6,538)	(5,312)

Property, plant and equipment, net	$2,180	$3,040

In connection with our move to a new leased facility in April 2006, leasehold improvements include $536,000 (net of a refund received from our landlord in June 2007) of tenant improvements that were paid by the landlord in connection with the facility lease during 2006.

	December 31,
ACCRUED LIABILITIES (in thousands):	2009	2008

Payroll and benefits	$1,694	$1,844
Warranty	2,235	2,612
Sales tax	68	11
Deferred rent credit	112	112
Accrued professional services	530	771
Accrued insurance premium	517	732
Other	444	2,173

Accrued liabilities	$5,600	$8,255

	December 31,
DEFERRED REVENUE (in thousands):	2009	2008

License fee from Henry Schein, Inc. — unamortized portion	$—	$1,111
Royalty advances from Procter & Gamble	1,875	1,875
Undelivered elements (training, installation and product) and other	347	731
Extended warranty contracts	876	761

Total Deferred Revenue	3,098	4,478

Less Long-Term amounts:
Extended warranty contracts	(100)	—
Royalty advances from Procter & Gamble	(1,875)	(1,875)

Total Deferred Revenue — Long Term	(1,975)	(1,875)

Total Deferred Revenue — Current	$1,123	$2,603

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement had an initial term of three years, following which HSIC had the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period. We amortized the initial $5.0 million payment to license fees and royalty revenues on a straight-line basis over the three-year term of the agreement. For the years ended December 31, 2009, 2008 and 2007, we recognized $1.1 million, $1.7 million and $1.7 million, respectively, of the license fee.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

On September 10, 2009, we entered into an amendment to the License and Distribution Agreement with HSIC, wherein we agreed to provide to HSIC certain customer warranties in respect of our products.

On January 31, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement we agreed to an extension of the time for HSIC to provide notice of its intention to renew the License and Distribution Agreement for an additional one year term, from February 1, 2010 to February 25, 2010, in accordance with the terms and conditions thereof.

On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes include advance payments in respect of, among other things, purchases of the iLase and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with the advance payments described above, we agreed to grant to HSIC a security interest in our inventory as security for advance payments made under the letter agreement, such security interest to be released by HSIC upon products delivered in respect of such purchase.

On February 24, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to an extension of the time for HSIC to provide notice of its intention to renew the License and Distribution Agreement for an additional one year term, from February 25, 2010 to March 3, 2010, in accordance with the terms and conditions thereof.

On March 9, 2010, we entered into another letter agreement with HSIC. This letter agreement calls for guaranteed minimum purchases by HSIC of $18 million solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in all applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and we will have incremental sales and margin incentives to penetrate additional dental offices. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.

On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the agreement, including the $3.0 million payment. The license fee from P&G was amortized over a two-year period commencing January 25, 2007. In each of the fiscal years ended December 31, 2008 and 2007, $1.5 million of the license fee was recognized in license fees and royalty revenue. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by Biolase to P&G. For the years ended December 31, 2009 and 2008, $0 and $250,000 of the payments received were recognized in license fees and royalty revenue.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Pursuant to the terms of the P&G Agreement, after two years from the effective date of the P&G Agreement, P&G has the right, upon formal notice to us, to elect to convert its exclusive license of our patents into a non-exclusive license (and effectively allow us to license the patents to other parties), and cease making the $250,000 quarterly payments as described above. Pursuant to the P&G Agreement, P&G has forty-five (45) days following the end of each quarter to make the quarterly payment, after which a finance charge is to be assessed, equal to the prime rate of interest then in effect plus 100 basis points. We have not received payments in 2009, nor have we received formal applicable notice from P&G required under the P&G Agreement to convert the license into a non-exclusive license. We are in discussions with P&G to restructure the P&G Agreement.

NOTE 4 —	INTANGIBLE ASSETS AND GOODWILL

We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2009 and concluded there had not been any impairment. Due to current volatility in our stock price caused by adverse equity market conditions and the general economic environment, we closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. In the quarter ended December 31, 2008, we completed our branding strategy and determined that it was likely that the Diolase trade name use would not be significant in the future. Therefore we wrote off the remaining $232,000 related to the trade name. Other than this impairment, subsequent to June 30, 2008, we believe that no triggering events occurred that would have a material effect on the value of the remaining assets.

We believe no event has occurred that would trigger an impairment of our intangible assets with finite lives that are subject to amortization in 2009 and 2008. We recorded amortization expense for the years ended December 31, 2009, 2008 and 2007 of $141,000, $363,000 and $361,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $130,000, $130,000, $130,000, $62,000 and $13,000, respectively, and $7,000 thereafter.

The following table presents details of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2009				As of December 31, 2008
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net

Patents (4-10 years)	$1,914	$(1,442)	$—	$472	$1,914	$(1,301)	$—	$613
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,104)	$(979)	$472	$3,555	$(1,963)	$(979)	$613

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 5 —	BANK LINE OF CREDIT AND DEBT

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. In December 2008, we financed approximately $804,000 of insurance premiums payable in eleven equal monthly installments of approximately $75,000 each, including a finance charge of 5.65%.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

NOTE 6 —	INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2009	2008	2007

Current:
Federal	$(50)	$(25)	$39
State	—	(50)	7
Foreign	57	137	60

	7	62	106

Deferred:
Federal	41	37	64
State	56	(4)	8
Foreign	15	26	(15)

	112	59	57

	$119	$121	$163

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2009	2008	2007

Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	69.8%	16.9%	1.9%
Tax return to prior year provision adjustments	(9.6)%	0.1%	13.2%
Expiration of Federal NOL	47.5%	19.5%	11.4%
Reduction of NOL attributes for ASC 740	0.3%	2.7%	4.2%
State tax benefit (net of federal effect)	(47.5)%	0.4%	(1.1)%
Research credits	(1.8)%	(0.5)%	(1.9)%
Foreign amounts with no tax benefit	(21.7)%	(6.0)%	4.2%
Non-deductible expenses	2.3%	1.4%	2.4%
Stock option-no tax benefit	—	0.8%	0.7%
Other	(1.1)%	—	1.3%

Total	4.2%	1.3%	2.3%

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2009	2008

Capitalized intangible assets for tax purposes	$1,690	$2,153
Reserves not currently deductible	2,684	2,361
Deferred revenue	806	872
Stock options	1,967	1,613
Income tax credits	846	757
Inventory	921	1,072
Property and equipment	396	213
Other comprehensive income	87	63
Unrealized gain on foreign currency	26	7
State taxes	—	2
Net operating losses	20,859	18,428

Total deferred tax assets	30,282	27,541
Valuation allowance	(30,177)	(27,442)

Net deferred tax assets	105	99
Capitalized intangible assets	(473)	(376)
State Tax	(1)	—
Other	(87)	(70)

Total deferred tax liabilities	(561)	(446)

Net deferred tax liabilities	$(456)	$(347)

Based upon our operating losses during 2009 and 2008, and the available evidence, management determined that it is more likely than not that the deferred tax assets as of December 31, 2009 and 2008 will not be realized, excluding a portion of the foreign deferred tax asset in the amount of $17,000 and $29,000, respectively. Consequently, we have a valuation allowance against our net deferred tax assets, excluding a portion of the foreign operations, in the amount of $30.2 million as of December 31, 2009. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

In addition to the operating loss carryforwards included in the deferred tax asset and liability schedule above are excess tax deductions relating to stock options that have not been realized. When the benefit of the operating losses containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2009, the cumulative unrealized excess tax deductions amounted to $5.1 million. These amounts have been excluded from the operating loss carryforward. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, we would expect to increase additional paid-in-capital by approximately $2.0 million. We follow the appropriate ordering rules to determine when such operating loss has been realized.

As of December 31, 2009, we had net operating loss carryforwards for federal and state purposes of approximately $54.5 million and $25.8 million, respectively, which begin to expire in 2010. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382. Based on our analysis at December 31, 2006, there was no significant Section 382 limitation. As of December 31, 2009, we had research and development tax credit carryforwards for federal and state purposes of approximately $578,000 and $218,000, respectively, which will begin to expire in 2011 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis will be required at the time we begin utilization of any net operating losses to determine if there is a Section 382 limitation.

On January 1, 2007, we adopted the interpretations issued by the FASB regarding uncertain tax positions. As a result, we recognized a $156,000 increase in accumulated deficit as of January 1, 2007, of which $32,000 represents estimated interest and penalties.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$124
Additions for tax positions related to the current year	39
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$163
Additions for tax positions related to the current year	17
Lapse of statute of limitations	(72)

Balance at December 31, 2008	$108
Additions for tax positions related to the current year	—
Lapse of statute of limitations	—

Balance at December 31, 2009	$108

Included in the balance at December 31, 2009, are $108,000 of tax positions, which if recognized, would increase our annual effective tax rate. We also accrued potential penalties of $0 and interest expense of $6,000 during 2009 related to these unrecognized tax benefits and in total, as of December 31, 2009, we have recorded a liability for potential penalties and interest of $20,000 and $25,000, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The federal and state net operating loss and credit carryforwards per the income tax returns filed included uncertain tax positions taken in prior years and are larger than the net operating loss and credits recognized for financial statement purposes.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2003 through 2008 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for our foreign subsidiaries as of December 31, 2009. There are no undistributed earnings from our foreign subsidiaries as of December 31, 2009. We have restructured our international operations and intend to reinvest their earnings until such time a decision is made to liquidate the foreign operations.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

Leases

In January 2006, we entered into a five-year lease for our 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California with initial monthly installments of $38,692 and annual adjustments over the lease term. On September 24, 2009, we entered into a “First Amendment to Lease” which extended the facility lease term through April 20, 2015, adjusted basic rent and made modification provisions to the security deposit. We have projected rent expense during the five-year lease and are recognizing rent expense on a straight line basis with the difference between rent expense and rent paid recorded to deferred rent. These amounts are reflected in the commitments as of December 31, 2009 listed below. We also lease certain office equipment and automobiles under operating lease arrangements.

Future minimum rental commitments under operating leases with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2010	$510
2011	497
2012	487
2013	501
Thereafter	694

Total future minimum lease obligations	$2,689

Rent expense was $846,000, $980,000 and $943,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Licensed patent rights

In February 2005, we purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2.0 million including related transaction costs, from SurgiLight, Inc. The entire consideration, including transaction costs, has been expensed as in-process research and development. In 2006, additional consideration totaling $100,000 was expensed as incurred with the remaining $100,000 to be expensed through 2010. Of this, $25,000 was recognized as engineering and development expense in each of the fiscal years ended 2009, 2008 and 2007.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

On July 14, 2009, we appointed Brett L. Scott as Chief Financial Officer. Mr. Scott has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Scott is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $102,500 based on the employment agreement in effect as of July 14, 2009. In addition, we agreed to pay Mr. Scott’s COBRA premiums for six months.

In addition to Mr. Mulder and Mr. Scott, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.6 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

Purchase Commitments

We obtain components and subassemblies for our products from third party suppliers. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We rely on purchase orders, and generally do not have written supply contracts with our key suppliers. However, as of December 31, 2009 we have one long term purchase agreement with a single source supplier in the amount of $2.2 million for delivery of products through 2010 that is currently being renegotiated. We have evaluated this purchase commitment as of December 31, 2009 and have determined that no loss accrual is required related to this agreement.

Litigation

In January 2005, we acquired the intellectual property portfolio of Diodem, LLC, or Diodem, consisting of certain U.S. and international patents of which four were asserted against us, and settled the existing litigation between us and Diodem, for consideration of $3.0 million in cash, 361,664 shares of common stock (valued at the common stock fair market value on the closing date of the transaction for a total of approximately $3.5 million) and a five-year warrant exercisable into 81,037 shares of common stock at an exercise price of $11.06 per share which expired in January 2010.

National Laser Technology, Inc, or NLT, buys used dental lasers, predominately those originally sold by Biolase, and resells them to other dentists. On August 19, 2008, NLT brought an action against us in federal court in the Southern District of Indiana. NLT alleged that we violated Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 17200 et seq. of the California Unfair Competition Act and tortiously interfered with NLT’s business relationships and prospective business advantage. NLT sought a monetary award of three times the unquantified damages that NLT had allegedly sustained because of our alleged Sherman Act violations, unquantified damages for the rest of the claims, punitive damages and preliminary and permanent injunctive relief. On October 6, 2008, we answered the complaint, asserted several affirmative defenses and filed a counterclaim. We alleged that NLT violated Sections 1114 and 1125(a) of the Lanham Act and Section 17200 et seq. of the California Unfair Competition Act. We sought unquantified damages and a permanent injunction. NLT amended its Complaint on December 23, 2008, to add a claim for conspiracy to monopolize in violation of Section 2 of the Sherman Act; we answered the Amended Complaint on January 15, 2009. We amended our counterclaims on February 19, 2009 to add a claim for federal copyright infringement and to seek associated damages. On October 21, 2008, NLT filed a motion for a preliminary injunction seeking to enjoin us from certain actions that NLT alleged violated section 1 and 2 of the Sherman Act. On November 24, 2008, we filed a motion for preliminary injunction seeking to enjoin NLT from selling modified Biolase lasers or using Biolase’s

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

trademarks. Oral argument was scheduled for March 23, 2009. On March 10, 2009, we filed a motion to strike one of NLT’s witnesses from testifying at the preliminary injunction hearing or, in the alternative, continuing the hearing. The preliminary injunction hearing was continued and, on April 16, 2009, the entire lawsuit — including all claims and counterclaims — was dismissed with prejudice pursuant to a settlement agreement that was entered into on March 25, 2009. As part of the settlement agreement, NLT was paid $653,000 by our insurance carrier. We received a one-time payment of $347,000 from our insurance carrier, related to the assumption of NLT’s existing service contracts regarding dental lasers manufactured by us. This amount has been recorded as a liability in deferred revenue and will be amortized to service revenue over the term of the service contracts. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by law.

On December 19, 2005, we entered into a Vendor Agreement with National Technology Leasing Corporation, or NTLC, in which NTLC was designated as our “Preferred Leasing/Financing Provider.” In September 2006, we gave notice to NTLC of the termination of the Vendor Agreement, and subsequently entered into a financing and distribution agreement with Henry Schein, Inc. On August 26, 2008, NTLC filed a lawsuit against us, Henry Schein, Inc. and a former employee of NTLC in California Superior Court in Placer County. NTLC alleged that we breached the Vendor Agreement by failing to provide the required notice of termination and asserted a claim for damages without specifying an amount. On October 10, 2008, we answered the complaint and asserted several affirmative defenses. On March 2, 2009, the lawsuit was dismissed with prejudice by NTLC pursuant to a settlement agreement among the parties which resolves all claims in the litigation and provides that we make two payments to NTLC totaling approximately $20,000 during the first and second quarters of 2009. In the settlement agreement, we denied any wrongdoing. The settlement agreement contains confidentiality provisions that limit disclosure of the terms of the settlement except as required by SEC rule or regulation, under GAAP or pursuant to court order or law. On September 12, 2008, Henry Schein, Inc. sent Biolase a written demand for indemnity for this lawsuit. We denied that we are required to indemnify Schein, and we subsequently entered into a tolling agreement with Schein regarding this indemnification claim on November 18, 2008.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

exercisable to purchase common shares. The rights had an original expiration date of December 31, 2008, unless previously triggered. On December 19, 2008, the rights plan was amended extending the term to December 31, 2018.

Common Stock and Stock Purchase Warrants

At December 31, 2009, we had 26,340,000 shares of common stock issued with 24,376,000 shares outstanding. 50,000,000 shares of our common stock are authorized for issuance. We have 1,964,000 shares of common stock in our treasury.

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

In January 2005, we issued 361,664 shares of common stock and a five year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock placed in escrow related to the legal settlement described in Note 7 to the Consolidated Financial Statements and which shares were released from escrow in July 2006. There were 81,037 warrants outstanding as of December 31, 2009 and 2008 with a weighted average exercise price per share of $11.06. Such warrants expired in January 2010.

Stock Options

We have three stock-based compensation plans — the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options. Under the 2002 Stock Incentive Plan, as of December 31, 2009, a total of 5,950,000 shares have been authorized for issuance, of which 1,402,000 shares have been issued for options which have been exercised, 3,524,000 shares have been reserved for options that are outstanding and 1,024,000 shares are available for the granting of additional options. Total shares authorized reflect the approval of an additional 1.0 million shares at the 2007 annual meeting of our stockholders.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

issue new shares of common stock upon the exercise of stock options. The following table summarizes option activity:

		Weighted	Weighted Average
		Average	Remaining
		Exercise Price	Contractual Term	Aggregate Intrinsic
	Shares	per Share	(Years)	Value(1)

Options outstanding, January 1, 2007	3,858,000	$6.75
Granted at fair market value	452,000	$6.46
Granted at above fair market value	747,000	$4.02
Exercised	(236,000)	$3.33
Forfeited	(410,000)	$8.16

Options outstanding, December 31, 2007	4,411,000	$6.30
Granted at fair market value	1,414,000	$2.29
Granted at above fair market value	78,000	$3.95
Exercised	(241,000)	$2.21
Forfeited	(1,162,000)	$6.68

Options outstanding, December 31, 2008	4,500,000	$5.12
Granted at fair market value	863,000	$1.22
Exercised	(133,000)	$1.30
Forfeited	(1,680,000)	$4.52

Options outstanding, December 31, 2009	3,550,000	$4.60	6.82	$761,000

Options exercisable, December 31, 2009	2,573,000	$5.57	6.02	$404,000
Options expired during 2009	1,044,000	$5.53		$1,000

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price

$ .72 — $ 1.99	975,000	$1.13	9.11	384,000	$.86
$ 2.00 — $ 2.99	525,000	$2.58	7.51	325,000	$2.67
$ 3.00 — $ 3.99	110,000	$3.10	8.24	93,000	$3.08
$ 4.00 — $ 4.99	628,000	$4.00	6.47	464,000	$4.00
$ 5.00 — $ 5.99	296,000	$5.67	4.61	295,000	$5.67
$ 6.00 — $ 9.99	609,000	$7.50	5.30	605,000	$7.51
$10.00 — $13.99	333,000	$11.21	4.65	333,000	$11.21
$14.00 — $18.99	74,000	$14.14	3.94	74,000	$14.14

Total	3,550,000	$4.60	6.82	2,573,000	$5.57

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Cash proceeds along with fair value disclosures related to grants, exercises and vested options are provided in the following table (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2009	2008	2007

Proceeds from stock options exercised	$173	$532	$728
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$120	$351	$336
Weighted-average fair value of options granted	$0.81	$1.37	$2.45
Total fair value of shares vested during the year	$1,488	$1,730	$1,353

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

NOTE 9 —	SEGMENT INFORMATION

We currently operate in a single business segment. For the year ended December 31, 2009, sales in the United States accounted for approximately 72% of net revenue and international sales accounted for approximately 28% of net revenue. For the year ended December 31, 2008 and 2007, sales in the United States accounted for approximately 75% and 62% of net revenue and international sales accounted for approximately 25% and 38% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States	$31,134	$48,526	$41,598
International	12,213	16,099	25,291

	$43,347	$64,625	$66,889

Long-lived assets located outside of the United States at our foreign subsidiaries were $702,000 and $747,000 as of December 31, 2009 and 2008, respectively.

NOTE 10 —	CONCENTRATIONS

Revenue from our Waterlase systems, our principal product, comprised 53%, 62% and 68% of our total net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue from our Diode systems comprised 20%, 19%, and 14% of our total revenue for the same periods.

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Approximately 75%, 70% and 62% of our revenue in 2009, 2008 and 2007, respectively, was generated through sales to HSIC worldwide. On February 27, 2009, we entered into an agreement with HSIC in which HSIC has become our distributor in certain international countries including Germany, Spain, Australia and New Zealand and will be permitted to distribute our products in those additional markets where we do not have current distribution agreements in place. On March 9, 2010, we

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the Letter Agreement, all dental sales will continue to be provided exclusively through Henry Schein in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America.

We maintain our cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

Accounts receivable concentrations from HSIC worldwide totaled $2.5 million or 58% at December 31, 2009. Accounts receivable concentrations have resulted from sales to HSIC worldwide and one international distributor that totaled $523,000 and $765,000 or 14% and 20%, respectively, at December 31, 2008.

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

BIOLASE TECHNOLOGY, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2009, 2008 and 2007

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
	(In thousands)

Year Ended December 31, 2009:
Allowance for doubtful accounts	$526	$(62)	$(43)	$421
Allowance for sales returns	187	(77)	—	110
Allowance for tax valuation	27,442	2,735	—	30,177
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,033	$(68)	$(439)	$526
Allowance for sales returns	187	—	—	187
Allowance for tax valuation	25,783	1,659	—	27,442
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,357	$(264)	$(60)	$1,033
Allowance for sales returns	248	—	(61)	187
Allowance for tax valuation	26,634	(851)	—	25,783

S-1