Form 10-Q
period 2010-03-31
BIOLASE TECHNOLOGY INC
filed 2010-05-17
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 12, 2010: 24,388,778

BIOLASE TECHNOLOGY, INC.

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® and Waterlase MD ®, are registered trademarks of Biolase Technology, Inc., and Diolase™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Gold™, WCLI™, World Clinical Laser Institute™, Waterlase MD Turbo™, HydroBeam™, SensaTouch™, Occulase™, C100™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™ and iLase™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$3,428	$2,975
Accounts receivable, less allowance of $441 and $421 in 2010 and 2009, respectively	1,022	4,229
Inventory, net	8,410	7,861
Prepaid expenses and other current assets	1,255	1,347

Total current assets	14,115	16,412

Property, plant and equipment, net	1,938	2,180
Intangible assets, net	439	472
Goodwill	2,926	2,926
Deferred tax asset	16	17
Other assets	170	170

Total assets	$19,604	$22,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,025	$4,887
Accrued liabilities	5,154	5,600
Customer deposits	3,982	—
Deferred revenue, current portion	1,140	1,123

Total current liabilities	14,301	11,610
Deferred tax liabilities	491	473
Deferred revenue, long-term	1,924	1,975
Other liabilities, long-term	163	190

Total liabilities	16,879	14,248

Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,350 and 26,340 shares issued and 24,387 and 24,376 shares outstanding in 2010 and 2009, respectively	27	27
Additional paid-in capital	117,442	117,228
Accumulated other comprehensive (loss)	(335)	(222)
Accumulated deficit	(98,010)	(92,705)

	19,124	24,328
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	2,725	7,929

Total liabilities and stockholders’ equity	$19,604	$22,177

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Products and services revenue	$4,339	$6,119
License fees and royalty revenue	56	475

Net revenue	4,395	6,594
Cost of revenue	4,125	4,826

Gross profit	270	1,768

Operating expenses:
Sales and marketing	2,633	3,045
General and administrative	1,725	2,569
Engineering and development	1,220	1,083

Total operating expenses	5,578	6,697

Loss from operations	(5,308)	(4,929)

Gain on foreign currency transactions	17	315
Interest income	1	1
Interest expense	(4)	(30)

Non-operating income, net	14	286

Loss before income tax provision	(5,294)	(4,643)
Income tax provision	11	33

Net loss	$(5,305)	$(4,676)

Net loss per share:
Basic	$(0.22)	$(0.19)

Diluted	$(0.22)	$(0.19)

Shares used in the calculation of net loss per share:
Basic	24,387	24,244

Diluted	24,387	24,244

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(5,305)	$(4,676)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	299	415
Loss on disposal of assets, net	3	13
Provision for bad debts	(24)	139
Provision for inventory excess and obsolescence	5	948
Stock-based compensation	206	468
Deferred income taxes	19	33
Changes in operating assets and liabilities:
Accounts receivable	3,231	1,828
Inventory	(554)	970
Prepaid expenses and other assets	(125)	(724)
Customer deposits	3,982	908
Accounts payable and accrued liabilities	(1,118)	(3,714)
Deferred revenue	(34)	(337)

Net cash and cash equivalents provided by (used in) operating activities	585	(3,729)

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	—	4
Additions to property, plant and equipment	(69)	(56)

Net cash and cash equivalents used in investing activities	(69)	(52)

Cash Flows From Financing Activities:
Borrowings under line of credit	—	4,293
Payments under line of credit	—	(9,697)
Proceeds from exercise of stock options and warrants	8	—

Net cash and cash equivalents provided by (used in) financing activities	8	(5,404)

Effect of exchange rate changes	(71)	(240)

Increase (decrease) in cash and cash equivalents	453	(9,425)
Cash and cash equivalents, beginning of year	2,975	11,235

Cash and cash equivalents, end of period	$3,428	$1,810

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4	$30

Income taxes	$(23)	$7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The Company
BIOLASE Technology Inc., or the Company or Biolase, incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic, and surgical lasers and related products.
Basis of Presentation
The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation.
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
Liquidity and Management’s Plans
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We have incurred significant net losses and net revenue has declined during the past three years. As of March 31, 2010, we had $3.4 million in cash and cash equivalents to finance operations and to satisfy our obligations. We are substantially dependent on our primary distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. On March 9, 2010, we restructured this agreement (See Note 7), and while it provides for lower monthly guaranteed payments, it also provides more upside opportunity to expand beyond those minimums, based largely upon targeted marketing efforts and incremental sales performance with dental offices that we have not been working closely with. The letter agreement has an initial term of one year, after which the letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate the letter agreement upon sixty days’ advance written notice to the other party. There can be no assurance that the distributor will not terminate this agreement prior to the end of the one year term. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity or debt financing, to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to seek to increase sales, or raise working capital through debt or additional equity financing in 2010. However, there can be no assurance we will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company or at all.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
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
Accounting Standards Not Yet Adopted
In October 2009, the Financial Accounting Standard Board issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective prospectively for annual periods ending after June 15, 2010. We have not yet determined the impact on our consolidated financial statements.
NOTE 3 — STOCK-BASED COMPENSATION AND PER SHARE INFORMATION
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
Compensation cost related to stock options recognized in operating results during the three months ended March 31, 2010 and 2009, was $206,000 and $468,000, respectively. The net impact to earnings for the periods ended March 31, 2010 and 2009 was $(.01) and $(.02) per basic and diluted share, respectively. At March 31, 2010, we had $737,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted-average period of .9 years.
The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$11	$43
Sales and marketing	58	124
General and administrative	112	258
Engineering and development	25	43

	$206	$468

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
The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected term (years)	5.00	4.94
Volatility	83%	85%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	2.45%	1.79%
A summary of option activity under our stock option plans for the three months ended March 31, 2010 is as follows:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate intrinsic
	Shares	exercise price	(years)	value(1)
Options outstanding at December 31, 2009	3,650,000	$4.50
Plus: Options granted	33,000	$1.96
Less: Options exercised	(10,000)	$0.82
Options canceled or expired	(208,000)	$6.11

Options outstanding at March 31, 2010	3,465,000	$4.39	6.97	$886,000

Options exercisable at March 31, 2010	2,566,000	$5.26	6.33	$512,000
Options expired during the quarter ended March 31, 2010	191,000	$6.45

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.
Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Proceeds from stock options exercised	$8	$—
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$10	$—
Weighted-average fair value of options granted during period	$1.31	$.54
Total fair value of shares vested during the period	$209	$496

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Net Loss Per Share — Basic and Diluted
Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted loss per share, the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
Outstanding stock options to purchase 3,465,000 shares were not included in the computation of diluted loss per share for the three months ended March 31, 2010 as a result of their anti-dilutive effect. In January 2010, a five year warrant exercisable into 81,037 shares of common stock had expired. Outstanding stock options and warrants to purchase 4,535,000 shares were not included in the computation of diluted loss per share for the three months ended March 31, 2009 as a result of their anti-dilutive effect.
NOTE 4 — INVENTORY
Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$3,013	$3,400
Work-in-process	1,617	1,497
Finished goods	3,780	2,964

Inventory, net	$8,410	$7,861

Inventory is net of the provision for excess and obsolete inventory of $1.9 million at March 31, 2010 and December 31, 2009.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009

Land	$256	$273
Building	392	418
Leasehold improvements	914	914
Equipment and computers	6,081	6,049
Furniture and fixtures	1,019	1,019
Construction in progress	37	45

	8,699	8,718
Accumulated depreciation and amortization	(6,761)	(6,538)

Property, plant and equipment, net	$1,938	$2,180

Depreciation expense was $266,000 and $372,000 for the three months ended March 31, 2010 and 2009, respectively.
Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with the facility lease during 2006.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2009 and concluded there had not been any impairment. Due to current volatility in our stock price caused by adverse equity market conditions and the general economic environment, we closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. We believe that no triggering events have occurred since June 30, 2009 that would have a material effect on the value of the remaining assets.

We believe no event has occurred that would trigger an impairment of our intangible assets with finite lives that are subject to amortization in 2010. We recorded amortization expense for the three months ended March 31, 2010 and March 31, 2009 of $33,000 and $43,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.
The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2010				As of December 31, 2009
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,475)	$—	$439	$1,914	$(1,442)	$—	$472
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,137)	$(979)	$439	$3,555	$(2,104)	$(979)	$472

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 — ACCRUED LIABILITIES AND DEFERRED REVENUE
Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009

Payroll and benefits	$1,291	$1,694
Warranty	2,491	2,235
Deferred rent credit	112	112
Accrued professional services	470	530
Accrued insurance premium	346	517
Other	444	512

Accrued liabilities	$5,154	$5,600

Changes in the product warranty accrual, including expenses incurred under our warranties, for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Initial warranty accrual, beginning balance	$2,235	$2,612
Provision for estimated warranty cost	932	444
Warranty expenditures	(676)	(829)

Initial warranty accrual, ending balance	$2,491	$2,227

Deferred revenue is comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Royalty advances from Procter & Gamble	$1,875	$1,875
Undelivered elements (training, installation and product) and other	305	347
Extended warranty contracts	884	876

Total deferred revenue	3,064	3,098

Less long-term amounts:
Royalty advances from Procter & Gamble	(1,875)	(1,875)
Extended warranty contracts	(49)	(100)

Total deferred revenue, long-term	(1,924)	(1,975)

Total deferred revenue, current portion	$1,140	$1,123

On August 8, 2006, we entered into a License and Distribution Agreement with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. Concurrent with the execution of the Agreement, HSIC paid an upfront license fee of $5.0 million. The Agreement had an initial term of three years, following which HSIC has the option to extend the Agreement for an additional three-year period under certain circumstances, including its satisfaction of the minimum purchase requirements during the full three-year period, and for an additional license fee of $5.0 million. We amortized the initial $5.0 million payment to License Fees and Royalty Revenue on a straight-line basis over the three-year term of the Agreement.
Under the Agreement, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC had not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we would have had the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products itself), (iii) reduce certain discounts on products given to HSIC under the agreement, and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.
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
On March 3, 2008, we entered into a second addendum with HSIC that modified the License and Distribution Agreement, as amended by the first addendum. Pursuant to the second addendum, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC did not meet minimum purchase requirements, we would have had the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement, and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC did not meet the minimum purchase requirements, we would have had the right to purchase back the exclusive distributor rights granted to HSIC under the agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
On December 23, 2008, we entered into a brief letter agreement with HSIC which amended the initial term of the License and Distribution Agreement to December 31, 2010.
On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement included certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009, we entered into a security agreement, or March 2009 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the March 2009 Security Agreement, the security interest granted was released upon products delivered by us to HSIC in respect of such initial purchase. HSIC also had the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and had first right of refusal in new international markets that we were interested in entering.
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

On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes include advance payments in respect of, among other things, purchases of the iLase and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with advance payments of $5.8 million, of which $4.0 million remained in customer deposits at March 31, 2010 after netting outstanding accounts receivable, we entered into a security agreement, or February 2010 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the February 2010 Security Agreement, the security interest granted shall be released upon products delivered by us to HSIC in respect of such advance payments.
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
On March 9, 2010, we entered into a letter agreement with HSIC. Effective April 1, 2010, the letter agreement calls for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and allows us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.
On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, or P&G Agreement, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the P&G Agreement, including the $3.0 million payment. The license fee from P&G was amortized over a two-year period covering January 2007 through December 2008. Additionally, P&G is required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment is treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder is credited to revenue and represents services provided by BIOLASE to P&G.
Pursuant to the terms of the P&G Agreement, after two years from the effective date of the P&G Agreement, P&G has the right, upon formal notice to us, to elect to convert its exclusive license of our patents into a non-exclusive license (and effectively allow us to license the patents to other parties), and cease making the $250,000 quarterly payments as described above. Pursuant to the P&G Agreement, P&G has forty-five (45) days following the end of each quarter to make the quarterly payment, after which a finance charge is to be assessed, equal to the prime rate of interest then in effect plus 100 basis points. As of the date of this quarterly filing, we have not received quarterly payments in 2009 or 2010, nor have we received formal applicable notice from P&G required under the P&G Agreement to convert the license into a non-exclusive license. We are in continued discussions with P&G to restructure the P&G Agreement, and P&G has indicated to us that it is considering whether to make such non-exclusive election or not as part of the restructuring being contemplated.
NOTE 8 — BANK LINE OF CREDIT AND DEBT
On September 28, 2006, we entered into a Loan and Security Agreement, or the Loan Agreement with Comerica Bank. Under the Loan Agreement, the Lender agreed to extend a revolving loan, the Revolving Line, to us in the maximum principal amount of $10.0 million.
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

In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. As of March 31, 2010, we had approximately $346,000 outstanding.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
On April 6, 2010, Discus Dental LLC and Zap Lasers LLC filed a lawsuit against us in the United States District Court for the Central District of California, related to our iLase™ diode laser. The lawsuit alleges claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, and violation of the California Unfair Trade Practices Act. We intend to vigorously defend the Company against this lawsuit. While, based on the facts presently known, we believe we have meritorious defenses to the claims asserted by Discus and Zap, there is no guarantee that we will prevail in this suit or receive any relief if we do prevail. As of March 31, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.
NOTE 10 — SEGMENT INFORMATION
We currently operate in a single business segment. For the quarter ended March 31, 2010, sales in the United States accounted for approximately 51% of net revenue, and international sales accounted for approximately 49% of net revenue. For the quarter ended March 31, 2009, sales in the United States accounted for approximately 70% of net revenue, and international sales accounted for approximately 30% of net revenue.
Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$2,226	$4,640
International	2,169	1,954

	$4,395	$6,594

Long-lived assets located outside of the United States at our foreign subsidiaries were $649,000 and $702,000 as of March 31, 2010 and December 31, 2009, respectively.
NOTE 11 — CONCENTRATIONS
Revenue from our Waterlase systems, our principal product, comprised 35% and 42% of total net revenues for the three months ended March 31, 2010 and 2009, respectively. Revenue from our Diode systems comprised 15% and 16% of total net revenue for the same periods.
Approximately 62% and 85% of our laser systems and consumable products net revenue in the quarters ended March 31, 2010 and 2009, respectively, was generated through sales to HSIC worldwide.
We maintain our cash and cash equivalents accounts with established commercial banks. Such cash deposits periodically exceeded the Federal Deposit Insurance Corporation insured limit.
Accounts receivable concentrations from four international distributors totaled $532,000 or 52% at March 31, 2010. Accounts receivable concentrations from HSIC worldwide totaled $2.5 million or 58% at December 31, 2009.
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

NOTE 12 — COMPREHENSIVE LOSS
Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(5,305)	$(4,676)
Other comprehensive loss items:
Foreign currency translation adjustments	(113)	(318)

Comprehensive loss	$(5,418)	$(4,994)

NOTE 13 — INCOME TAXES
Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have elected to classify interest and penalties as a component of our income tax provision. As a result, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the three months ended March 31, 2010, we recorded an increase of $2,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement using terminology such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negativities of these terms or other comparable terminology. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These statements are only predictions and actual events or results may differ materially from our expectations for a number of reasons including those set forth under “Risk Factors” in Item 1A of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements represent our judgment as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2009. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.
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
On August 8, 2006, we entered into a License and Distribution Agreement, or the Agreement, with Henry Schein, Inc., or HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada. The Agreement had an initial term of three years, following which it will automatically renew for an additional period of three years, provided that HSIC has achieved its minimum purchase requirements. Under the Agreement, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC had not met the minimum purchase requirements at the midpoint of each of the first two three-year periods, we would have had the option, upon repayment of a portion of the license fee, to (i) shorten the remaining term of the agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the agreement, and (iv) cease paying future incentive payments. We maintain the right to grant certain intellectual property rights to third parties, but by doing so may incur the obligation to refund a portion of the upfront license fee to HSIC.
On May 9, 2007, we entered into an addendum with HSIC, effective as of April 1, 2007, which modified the License and Distribution Agreement to add the terms and conditions under which HSIC has the exclusive right to distribute our ezlase diode dental laser system in the United States and Canada. In the addendum, separate minimum purchase requirements were established for the ezlase system. If HSIC had not met the minimum purchase requirement for any 12-month period ending on March 31, we would have had the option, upon 30 days written notice, to (i) convert ezlase distribution rights to a non- exclusive basis for a minimum period of one year, after which period we would have had the option to withdraw ezlase distribution rights, and (ii) reduce the distributor discount on ezlase products.

On March 3, 2008, we entered into a second addendum with HSIC that modified the License and Distribution Agreement, as amended by the first addendum. Pursuant to the second addendum, HSIC was obligated to meet certain minimum purchase requirements and was entitled to receive incentive payments if certain purchase targets were achieved. If HSIC did not meet minimum purchase requirements, we would have had the option to (i) shorten the remaining term of the Agreement to one year, (ii) grant distribution rights held by HSIC to other persons (or distribute products ourselves), (iii) reduce certain discounts on products given to HSIC under the Agreement, and (iv) cease paying future incentive payments. Additionally, under certain circumstances, if HSIC did not meet the minimum purchase requirements, we would have had the right to purchase back the exclusive distributor rights granted to HSIC under the Agreement. We also agreed to actively promote Henry Schein Financial Services as our exclusive leasing and financing partner.
On December 23, 2008, we entered into a brief letter agreement with HSIC which amended the initial term of the License and Distribution Agreement to December 31, 2010.
On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement included certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009 we entered into a security agreement, or March 2009 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the March 2009 Security Agreement, the security interest granted was released upon products delivered by us to HSIC in respect of such initial purchase. HSIC also had the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and had first right of refusal in new international markets that we were interested in entering.
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
On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes include advance payments in respect of, among other things, purchases of the iLase and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with advance payments of $5.8 million, of which $4.0 million remained in customer deposits at March 31, 2010 after netting outstanding accounts receivable, we entered into a security agreement, or February 2010 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the February 2010 Security Agreement, the security interest granted shall be released upon products delivered by us to HSIC in respect of such advance payments.
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
On March 9, 2010, we entered into a letter agreement with HSIC. Effective April 1, 2010, the letter agreement calls for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and allows us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.

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
Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2009 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. If our stock price and market capitalization declines, we may need to impair our goodwill and other intangible assets. During the period June 30, 2009 through March 31, 2010, we reviewed critical indicators and determined that no other triggering events occurred that would have a material effect on the value of the remaining assets.
Warranty Cost. Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our diode systems warranty period is up to two years from date of sale by the Distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the Distributor. Effective October 1, 2009, Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our ezlase system warranty period is up to twenty eight months from date of sale to the Distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.
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
Income Taxes. Based upon our operating losses during 2009 and 2008 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of March 31, 2010 will not be realized, excluding a portion of the foreign deferred tax assets in the amount of $16,000. Consequently, we established a valuation allowance against our net deferred tax asset, excluding a portion of the foreign operations, in the amount of $32.2 and $30.2 million as of March 31, 2010 and December 31, 2009, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended March 31,
	2010	2009
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	93.9	73.2

Gross profit	6.1	26.8

Operating expenses:
Sales and marketing	59.9	46.2
General and administrative	39.2	39.0
Engineering and development	27.8	16.4

Total operating expenses	126.9	101.6

Loss from operations	(120.8)	(74.8)
Non-operating income, net	0.3	4.3

Loss before income taxes	(120.5)	(70.5)
Income tax provision	0.2	0.5

Net loss	(120.7)%	(71.0)%

The following table summarizes our net revenues by category for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Waterlase systems	$1,556	35%	$2,755	42%
Diode systems	658	15%	1,039	16%
Consumables and service	2,125	49%	2,325	35%

Products and services	4,339	99%	6,119	93%
License fees and royalty	56	1%	475	7%

Net revenue	$4,395	100%	$6,594	100%

Three months ended March 31, 2010 and 2009
Net Revenue. Net revenue for the three months ended March 31, 2010 was $4.4 million, a decrease of $2.2 million or 33% as compared with net revenue of $6.6 million for the three months ended March 31, 2009.
Laser system net revenue decreased by approximately 42% in the first quarter ended March 31, 2010 compared to the same quarter of 2009. Sales of our Waterlase systems decreased $1.2 million or 44% in the first quarter of 2010 compared to the same period in 2009. Our Diode systems decreased $381,000 or 37% in the first quarter of 2010 compared to the first quarter of 2009. In accordance with our February 16, 2010 and March 9, 2010 agreements with HSIC, we allowed HSIC to make prepayments for future product delivery which negatively impacted our overall first quarter laser system revenue. These agreements provided for orders placed and paid for by HSIC, but with delivery in subsequent quarters. We expect the second quarter of 2010 to be an improvement over the first quarter of 2010 but below the second quarter of 2009 as prepaid orders continue to delay some revenue recognition.
Consumable and service net revenue, which includes consumable products, advanced training programs and extended service contracts, and shipping revenue decreased by approximately $200,000 or 9% for the three months ended March 31, 2010 as compared to the same period of 2009. Consumable products revenue decreased $323,000 or 26% and services revenues increased $123,000 or 11%.

License fees and royalty revenue decreased by approximately $419,000 or 88% from $475,000 at March 31, 2009 to $56,000 at March 31, 2010. The 2009 period included amortization of the Henry Schein license fee which was fully amortized as of August 31, 2009.
Domestic revenues were $2.2 million, or 51% of net revenue, for the three months ended March 31, 2010 versus $4.6 million, or 70% of net revenue, for the three months ended March 31, 2009. International revenues for the quarter ended March 31, 2010 were $2.2 million, or 49% of net revenue, as compared with $2.0 million, or 30% of net revenue, for the quarter ended March 31, 2009.
Gross Profit. Gross profit for the three months ended March 31, 2010 decreased by $1.5 million to $270,000, or 6% of net revenue, as compared with gross profit of $1.8 million, or 27% of net revenue, for the three months ended March 31, 2009. The decrease was due largely to manufacturing overhead and fixed costs not being absorbed due to reduced revenues.
Operating Expenses. Operating expenses for the three months ended March 31, 2010 decreased by $1.1 million, or 16%, to $5.6 million as compared to $6.7 million for the three months ended March 31, 2009, but increased as a percentage of net revenue to 127% from 102% on lower net revenue from period to period. We continue to implement cost reductions to help offset the negative impact of current economic conditions.
Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2010 decreased by $412,000, or approximately 14%, to $2.6 million, or 60% of net revenue, as compared with $3.0 million, or 46% of net revenue, for the three months ended March 31, 2009. Convention and seminars expenses decreased by $33,000, commission expense decreased $115,000, supplies decreased by $70,000 and payroll related and consulting expenses decreased by $204,000 offset partially by increased travel and entertainment expenses of $82,000 in the quarter ended March 31, 2010 compared with the same quarter of 2009.
General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2010 decreased by $844,000, or 33%, to $1.7 million, or 39% of net revenue, as compared with $2.6 million, or 39% of net revenue, for the three months ended March 31, 2009. The decrease in general and administrative expenses resulted primarily from decreased payroll related and consulting expenses of $706,000, decreased legal and patent related fees of $71,000, decreased depreciation expense of $108,000 and a decrease in our provision for bad debts of $115,000. These decreases were partially offset by an increase in board fees of $75,000 due to the board waiving their Q1 2009 board fees.
Engineering and Development Expense. Engineering and development expenses for the three months ended March 31, 2010 increased by $137,000, or 13%, to $1.2 million, or 28% of net revenue, as compared with $1.1 million, or 16% of net revenue, for the three months ended March 31, 2009. The increase is primarily related to increased supplies expense of $143,000 pertaining to new product development.
Non-Operating Income (Loss)
Gain (Loss) on Foreign Currency Transactions. We realized a $17,000 gain on foreign currency transactions for the three months ended March 31, 2010, compared to a $315,000 gain on foreign currency transactions for the three months ended March 31, 2009 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar on significantly reduced transactions and balances. As we have now transitioned the majority of our sales from through our foreign subsidiaries to sales through distributors, the amount of inter-company transactions and related balances should continue to be reduced in the future.
Interest Income. Interest income resulted from interest earned on our cash and investments balances. Interest income for the three months ended March 31, 2010 and March 31, 2009 was $1,000, respectively.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our line of credit which was repaid in full on February 5, 2009. Interest expense for the quarter ended March 31, 2010 was $4,000 as compared to $30,000 for the quarter ended March 31, 2009.
Income Taxes. An income tax provision of $11,000 was recognized for the three months ended March 31, 2010, as compared with a provision of $33,000 for the three months ended March 31, 2009. On January 1, 2007, we adopted the interpretations issued by the FASB regarding uncertain tax positions. As a result, we recognized a $156,000 increase in accumulated deficit as of January 1, 2007, of which $32,000 represented estimated interest and penalties. For the three months ended March 31, 2010 and 2009, we recorded an increase of $2,000 and $2,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of March 31, 2010, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $32.2 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.

Liquidity and Capital Resources
We have incurred significant net losses and net revenue has declined during the past three years. As of March 31, 2010, we had $3.4 million in cash and cash equivalents to finance operations and satisfy our obligations. We are substantially dependent on our primary distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. On March 9, 2010, we restructured this agreement with our primary distributor and it provides for lower monthly guaranteed minimum payments than during the 2009 fiscal year. The letter agreement has an initial term of one year, after which the letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate the letter agreement upon sixty days’ advance written notice to the other party. There can be no assurance that the distributor will not terminate this agreement prior to the end of the one year term.
Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity or debt financing, to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to seek to increase sales, or raise working capital through debt or additional equity financing in 2010. However, there can be no assurance we will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company or at all.
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
On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes include advance payments in respect of, among other things, purchases of the iLase, and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with advance payments of $5.8 million, of which $4.0 million remained in customer deposits at March 31, 2010 after netting outstanding accounts receivable, we entered into a security agreement, or February 2010 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the February 2010 Security Agreement, the security interest granted shall be released upon products delivered by us to HSIC in respect of such advance payments.
On March 9, 2010, we entered into a letter agreement with HSIC. Effective April 1, 2010, the letter agreement calls for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and allows us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.
As of March 31, 2010 HSIC had fulfilled its obligation for minimum payments of $42.7 million under the February 27, 2009 letter agreement. Although we believe the level of HSIC’s inventory was reduced in the first quarter of 2010, we believe that HSIC’s inventory remains above historical levels.
At March 31, 2010, we had negative net working capital, a decrease of $5.0 million from $4.8 million in net working capital at December 31, 2009. Our principal sources of liquidity at March 31, 2010 consisted of our cash and cash equivalents balance of $3.4 million.

On September 28, 2006, we entered into a Loan and Security Agreement, or the Loan Agreement with Comerica Bank. Under the Loan Agreement, the Lender agreed to extend a revolving loan, the Revolving Line, to us in the maximum principal amount of $10.0 million.
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
We are currently pursuing other credit facilities that do not contain the cash deposit requirements as were set forth in the Comerica Loan Agreement; however, we cannot guarantee that we will be able to obtain such a line, or otherwise obtain additional financing to support our working capital needs.
For the three months ended March 31, 2010, our operating activities provided cash of approximately $585,000 compared to cash used of $3.7 million for the three months ended March 31, 2009. Cash flows from operating activities in the quarter ended March 31, 2010 were negatively impacted by the net loss recorded in the period offset by a $4.0 million customer deposit from HSIC. The most significant changes in operating assets and liabilities for the three months ended March 31, 2010 as reported in our consolidated statements of cash flows were decreases of $3.2 million in accounts receivable (before the change in allowance for doubtful accounts) and a $4.0 million customer deposit offset by an increase in accounts payable and accrued liabilities of $1.1 million.
In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. On September 24, 2009, we entered into a “First Amendment to Lease” which extended the facility lease term to April 20, 2015, adjusted basic rent and made modification provisions to the security deposit. These amounts are included in the outstanding obligations as of March 31, 2010 listed below.
The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2010 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$490	$978	$1,028	$44	$2,540
SurgiLight agreement	25	—	—	—	25
Insurance premium financing	346	—	—	—	346

Total	$861	$978	$1,028	$44	$2,911

In addition and not included in the above table is a long term commitment to a supplier in the amount of $5.3 million for purchases through 2012.
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
On April 30, 2008, we appointed David M. Mulder as Chief Financial Officer. Mr. Mulder has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Mulder is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $255,000 based on compensation in effect as of April 30, 2008, the date Mr. Mulder was appointed as our then Chief Financial Officer. On March 5, 2009, Mr. Mulder was appointed Chief Executive Officer and appointed to our Board of Directors. On April 3, 2009, we modified the financial terms of Mr. Mulder’s employment with us, in connection with his appointment to the position of Chief Executive Officer. Under the new terms of Mr. Mulder’s employment, in the event he is terminated by us without cause or he resigns with good reason, we agreed to pay Mr. Mulder his base salary then in effect (or $250,000, his new base salary as modified on April 3, 2009) payable in twenty-four equal semi-monthly installments. In addition, we agreed to pay Mr. Mulder’s COBRA premiums for twelve months.

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
In addition to the amounts shown in the table above, $109,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $26,000, respectively, at March 31, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On April 6, 2010, Discus Dental LLC and Zap Lasers LLC filed a lawsuit against us in the United States District Court for the Central District of California, related to our iLase™ diode laser. The lawsuit alleges claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, and violation of the California Unfair Trade Practices Act. We intend to vigorously defend the Company against this lawsuit. While, based on the facts presently known, we believe we have meritorious defenses to the claims asserted by Discus and Zap, there is no guarantee that we will prevail in this suit or receive any relief if we do prevail. As of March 31, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.
ITEM 1A. RISK FACTORS.
Our business, financial condition, and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The discussion of our business and operations should be read together with the risk factors below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which was filed with the SEC and describes the various risks and uncertainties to which we are or may be subject. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities. You must not construe the following statements as an exhaustive list of risks we face.
The risk factor set forth below, captioned in bold and italic typeface, compliments those Risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Beginning in April 2010, we will be relying upon our internal direct sales force for a significant portion of our North American product sales to augment our existing product sales to our North American distributor.
Beginning in April 2010, we intend to augment the activities of our primary distributor in the United States and Canada through the efforts of our internal direct sales force, in order to generate a higher level of product awareness, expand our customer base, and sustain and increase net revenue. Our future net revenue will be largely dependent upon successfully employing the efforts of our internal direct sales force, together with the cooperation of our primary distributor, to generate sales of laser and consumable products outside of the distributor’s core customer base. There can be no assurance that these augmented direct sales efforts to generate additional sales will be successful, or that such efforts will sustain or result in an increase of net revenue.

ITEM 6. EXHIBITS

Exhibit No.		Description

10.1		Letter Agreement, dated January 31, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.

10.2	†	Letter Agreement, dated February 16, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.

10.3		Letter Agreement, dated February 24, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.

10.4
Security Agreement, dated February 24, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc. (Filed February 25, 2010 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)

10.5	†	Letter Agreement, dated March 9, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.

31.1		Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Brett L. Scott pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Brett L. Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 17, 2010

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ DAVID M. MULDER
David M. Mulder
Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRETT L. SCOTT
Brett L. Scott
Chief Financial Officer (Principal Financial and Accounting Officer)