Form 10-Q
period 2010-06-30
BIOLASE TECHNOLOGY INC
filed 2010-08-16
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 12, 2010: 24,427,852

BIOLASE TECHNOLOGY, INC.

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® and Waterlase MD®, are registered trademarks of Biolase Technology, Inc., and Diolase™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Gold™, WCLI™, World Clinical Laser Institute™, Waterlase MD Turbo™, HydroBeam™, SensaTouch™ , Occulase™ , C100™ , Diolase 10™, Body Contour™ , Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™ and iLase™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,895	$2,975
Accounts receivable, less allowance of $443 and $421 in 2010 and 2009, respectively	1,675	4,229
Inventory, net	9,284	7,861
Prepaid expenses and other current assets	1,181	1,347
Assets held for sale	531	—

Total current assets	15,566	16,412
Property, plant and equipment, net	1,185	2,180
Intangible assets, net	407	472
Goodwill	2,926	2,926
Deferred tax asset	25	17
Other assets	170	170

Total assets	$20,279	$22,177

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Term loan payable, current portion	$644	$—
Accounts payable	4,491	4,887
Accrued liabilities	4,621	5,152
Customer deposits	6,326	—
Deferred revenue, current portion	1,976	1,123

Total current liabilities	18,058	11,162
Term loan payable, long-term	2,258	—
Deferred tax liabilities	509	473
Warranty accrual, long-term	521	448
Deferred revenue, long-term	76	1,975
Other liabilities, long-term	160	190

Total liabilities	21,582	14,248

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,384 and 26,340 shares issued and 24,420 and 24,376 shares outstanding in 2010 and 2009, respectively	27	27
Additional paid-in capital	117,759	117,228
Accumulated other comprehensive loss	(516)	(222)
Accumulated deficit	(102,174)	(92,705)

	15,096	24,328

Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity (deficit)	(1,303)	7,929

Total liabilities and stockholders’ equity (deficit)	$20,279	$22,177

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Products and services revenue	$4,744	$13,887	$9,083	$20,006
License fees and royalty revenue	1,148	430	1,204	905

Net revenue	5,892	14,317	10,287	20,911
Cost of revenue	3,961	6,219	8,086	11,045

Gross profit	1,931	8,098	2,201	9,866

Operating expenses:
Sales and marketing	3,082	2,770	5,715	5,815
General and administrative	1,976	1,735	3,701	4,304
Engineering and development	995	1,119	2,215	2,202

Total operating expenses	6,053	5,624	11,631	12,321

(Loss) profit from operations	(4,122)	2,474	(9,430)	(2,455)

Gain (loss) on foreign currency transactions	26	(109)	43	206
Interest income	—	2	1	3
Interest expense	(55)	(12)	(59)	(42)

Non-operating (loss) income, net	(29)	(119)	(15)	167

(Loss) income before income tax provision	(4,151)	2,355	(9,445)	(2,288)
Income tax provision	13	25	24	58

Net (loss) income	$(4,164)	$2,330	$(9,469)	$(2,346)

Net (loss) income per share:
Basic	$(0.17)	$0.10	$(0.39)	$(0.10)

Diluted	$(0.17)	$0.10	$(0.39)	$(0.10)

Shares used in the calculation of net (loss) income per share:
Basic	24,400	24,244	24,391	24,244

Diluted	24,400	24,321	24,391	24,244

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(9,469)	$(2,346)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	571	776
Loss on disposal of assets, net	3	13
Impairment of property, plant and equipment	35	—
Provision (recovery) for bad debts	51	(83)
Provision for inventory excess and obsolescence	—	970
Amortization of discounts on term loan payable	5	—
Amortization of debt issuance costs	8	—
Stock-based compensation	386	785
Deferred income taxes	28	30
Changes in operating assets and liabilities:
Accounts receivable	2,503	1,282
Inventory	(1,423)	2,435
Prepaid expenses and other assets	90	(8)
Customer deposits	6,326	—
Accounts payable and accrued liabilities	(730)	(4,970)
Deferred revenue	(1,047)	(893)

Net cash and cash equivalents used in operating activities	(2,663)	(2,009)

Cash Flows From Investing Activities:

Proceeds from sale of property, plant and equipment	—	4
Additions to property, plant and equipment	(184)	(302)

Net cash and cash equivalents used in investing activities	(184)	(298)

Cash Flows From Financing Activities:
Borrowings under line of credit	—	4,293
Payments under line of credit	—	(9,697)
Proceeds from term loan payable	3,000	—
Payment of debt issuance costs	(85)	—
Proceeds from exercise of stock options and warrants	42	—

Net cash and cash equivalents provided by (used in) financing activities	2,957	(5,404)

Effect of exchange rate changes	(190)	(37)

Decrease in cash and cash equivalents	(80)	(7,748)
Cash and cash equivalents, beginning of year	2,975	11,235

Cash and cash equivalents, end of period	$2,895	$3,487

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$13	$42

Income taxes	$(17)	$38

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The Company
BIOLASE Technology, Inc. or the Company or Biolase, incorporated in Delaware in 1987, is a medical technology company operating in one business segment that designs, manufactures and markets advanced dental, cosmetic and surgical lasers and related products.
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
Fair Value of Financial Instruments
Our financial instruments, consisting of cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of these items. Financial instruments consisting of long and short term debt approximate fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.
Revenue Recognition
Effective September 1, 2006, nearly all of our domestic sales are to Henry Schein, Inc., or HSIC; prior to this date, we sold our products directly to customers through our direct sales force. Sales to HSIC are recorded upon shipment from our facility and payment of our invoices is generally due within 60 days or less. Internationally, we sell products through independent distributors including HSIC. We recognize revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured.
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
We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount earned based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been consistent with amounts historically reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period.
We may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized, or later, in the case of incentives offered after the initial sale has occurred.
Liquidity and Management’s Plans
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We have incurred significant net losses and net revenue has declined during the past three years. As of June 30, 2010, we had $2.9 million in cash and cash equivalents to finance operations and to satisfy our obligations. We are substantially dependent on our primary distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. On February 16, 2010, HSIC agreed to provide us with advance payments of $5.8 million in fulfillment of the February 27, 2009 letter agreement. (See Note 7) On March 9, 2010, we entered into a new agreement, effective April 1, 2010 (See Note 7), and while it provides for lower monthly guaranteed payments, it also provides more upside opportunity to expand beyond those minimums, based largely upon targeted marketing efforts and incremental sales performance with dental offices that we have not been working closely with. The letter agreement has an initial term of one year, after which the letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate the letter agreement upon sixty days’ advance written notice to the other party. There can be no assurance that the distributor will not terminate this agreement prior to the end of the one year term. As of June 30, 2010, HSIC has fulfilled its guaranteed minimum purchase obligations and related prepayments of $4.5 million to date under this agreement. In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, we have collectively received advance payments of $10.3 million of which $6.3 million remained in customer deposits at June 30, 2010.
On May 27, 2010 we entered into a Loan and Security Agreement (See Note 8) in respect of a $5 million term loan, $3 million was funded on such date. In addition, we implemented cost cutting measures at the end of the second quarter of 2010 which included a reduction in headcount of approximately 20 full time employees. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity or debt financing, to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to seek to increase sales, or raise working capital through additional debt or an equity financing in 2010. However, there can be no assurance we will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company or at all.
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
Accounting Standards Not Yet Adopted
In October 2009, the Financial Accounting Standard Board issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective prospectively for annual periods beginning after June 15, 2010. We have not yet determined the impact on our consolidated financial statements.
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
Compensation cost related to stock options recognized in operating results during the three months ended June 30, 2010 and 2009 was $180,000 and $317,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results during the six months ended June 30, 2010 and 2009, was $386,000 and $785,000, respectively. The net impact to earnings for those periods was $(0.02) and $(0.04) per basic and diluted share, respectively. At June 30, 2010, we had $724,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of .9 years.
The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$8	$34	$19	$77
Sales and marketing	48	104	106	228
General and administrative	100	138	212	396
Engineering and development	24	41	49	84

	$180	$317	$386	$785

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

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (years)	4.80	5.00	4.83	4.95
Volatility	83%	84%	83%	84%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	2.43%	2.05%	2.43%	1.83%
A summary of option activity under our stock option plans for the six months ended June 30, 2010 is as follows:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value(1)
Options outstanding at December 31, 2009	3,650,000	$4.50
Plus: Options granted	196,000	$1.92
Less: Options exercised	(43,000)	$0.97
Options canceled or expired	(285,000)	$5.60

Options outstanding at June 30, 2010	3,518,000	$4.31	6.63	$462,000

Options exercisable at June 30, 2010	2,581,000	$5.21	5.82	$311,000
Options expired during the six months ended June 30, 2010	262,000	$5.80

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.
Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from stock options exercised	$34	$—	$42	$—
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$20	$—	$30	$—
Weighted-average fair value of options granted during period	$1.26	$.83	$1.27	$.58
Total fair value of shares vested during the period	$150	$445	$359	$941

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Warrants
In connection with the Loan and Security Agreement entered into on May 27, 2010, warrants were granted to MidCap Financial and Silicon Valley Bank to purchase up to an aggregate of 101,694 shares of our common stock at a price per share of $1.77. (See Note 8)
Net Income (Loss) Per Share — Basic and Diluted
Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
Outstanding stock options and warrants to purchase 3,620,000 shares were not included in the computation of diluted loss per share for the three months ended June 30, 2010 as a result of their anti-dilutive effect. Outstanding stock options to purchase 77,000 shares were included in the computation of diluted earnings per share for the three months ended June 30, 2009. For the same 2009 period, anti-dilutive outstanding stock options and warrants to purchase 3,485,000 shares were not included in the computation of diluted earnings per share.
Outstanding stock options and warrants to purchase 3,620,000 shares were not included in the computation of diluted loss per share for the six months ended June 30, 2010 as a result of their anti-dilutive effect. In January 2010, a five year warrant exercisable into 81,037 shares of common stock had expired. Outstanding stock options and warrants to purchase 4,299,000 shares were not included in the computation of diluted loss per share for the six months ended June 30, 2009 as a result of their anti-dilutive effect.
NOTE 4 — INVENTORY
Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$4,004	$3,400
Work-in-process	1,684	1,497
Finished goods	3,596	2,964

Inventory, net	$9,284	$7,861

Inventory is net of the provision for excess and obsolete inventory of $1.9 million at June 30, 2010 and December 31, 2009.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land	$—	$273
Building	—	418
Leasehold improvements	914	914
Equipment and computers	5,830	6,049
Furniture and fixtures	1,019	1,019
Construction in progress	84	45

	7,847	8,718
Accumulated depreciation and amortization	(6,662)	(6,538)

Property, plant and equipment, net	$1,185	$2,180

Depreciation and amortization of property, plant and equipment was $240,000 and $506,000 for the three and six months ended June 30, 2010, respectively, and $327,000 and $699,000 for the three and six months ended June 30, 2009, respectively.
Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with our primary facility lease.
As a result of transitioning our direct sales in certain countries to Henry Schein, Inc. in early 2009, we began the process of shutting down our foreign operations in those countries. In December 2008, we wrote down the value of our land and building in Germany by $355,000 to reflect the market value of the asset. In June 2010, we agreed to an offer to sell the land and building in Germany for €435,000 or $531,000, and as a result, wrote down the net book value of the assets to net realizable value by €28,000 or $35,000. Fully depreciated assets in the amount of €231,000 or $282,000, which were no longer usable, have also been written off.
Assets held for sale is comprised of the following (in thousands):

June 30,
2010
Land	$232
Building	299

Assets held for sale	$531

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
We conducted our annual impairment analysis of our goodwill and trade names as of June 30, 2010 and concluded there had not been any impairment. Due to current volatility in our stock price caused by adverse equity market conditions and the general economic environment, we closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. We believe that no triggering events have occurred since June 30, 2010 that would have a material effect on the value of the remaining assets.
We believe no event has occurred that would trigger an impairment of our intangible assets with finite lives that are subject to amortization in 2010. We recorded amortization expense of $32,000 and $65,000 for the three and six months ended June 30, 2010, respectively, and $33,000 and $76,000, respectively, for the same periods in 2009. Other intangible assets consist of an acquired customer list and a non-compete agreement.
The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2010				As of December 31, 2009
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,507)	$—	$407	$1,914	$(1,442)	$—	$472
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,169)	$(979)	$407	$3,555	$(2,104)	$(979)	$472

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 — ACCRUED LIABILITIES AND DEFERRED REVENUE
Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Payroll and benefits	$1,308	$1,694
Warranty accrual, current portion	2,194	1,787
Deferred rent credit	93	112
Accrued professional services	481	530
Accrued insurance premium	174	517
Other	371	512

Accrued liabilities	$4,621	$5,152

Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Initial warranty accrual, beginning balance	$2,491	$2,227	$2,235	$2,612
Provision for estimated warranty cost	1,064	592	1,996	1,036
Warranty expenditures	(840)	(687)	(1,516)	(1,516)

Initial warranty accrual, ending balance	2,715	2,132	2,715	2,132
Total warranty accrual, long term	521	491	521	491

Total warranty accrual, current portion	$2,194	$1,641	$2,194	$1,641

Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Royalty advances from Procter & Gamble	750	1,875
Undelivered elements (training, installation and product) and other	383	347
Extended warranty contracts	919	876

Total deferred revenue	2,052	3,098

Less long-term amounts:
Royalty advances from Proctor & Gamble	—	(1,875)
Extended warranty contracts	(76)	(100)

Total deferred revenue, long-term	(76)	(1,975)

Total deferred revenue, current portion	$1,976	$1,123

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

On March 9, 2010, we entered into a letter agreement with HSIC, effective April 1, 2010. The letter agreement calls for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and allows us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.
Subsequent to the period covered by this Quarterly Report, on August 13, 2010, we entered into a letter agreement with HSIC. This letter agreement, effective August 17, 2010, reduces the advance notice required to terminate the March 9, 2010 letter agreement form sixty to forty-five days.
In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, we have collectively received advance payments of $10.3 million, of which $6.3 million remained in customer deposits at June 30, 2010.
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
Pursuant to the terms of the P&G Agreement, after two years from the effective date of the P&G Agreement, P&G had the right, upon formal notice to us, to elect to convert its exclusive license of our patents into a non-exclusive license (and effectively allow us to license the patents to other parties), and cease making the $250,000 quarterly payments as described above. Pursuant to the P&G Agreement, P&G had forty-five (45) days following the end of each quarter to make the quarterly payment, after which a finance charge is to be assessed, equal to the prime rate of interest then in effect plus 100 basis points. We did not receive quarterly payments in 2009 or 2010 and we did not assess finance charges.
On May 20, 2010, we entered into a License Agreement, the Second Agreement, with P&G with an effective date of January 1, 2009, and which supersedes that certain prior License Agreement, dated January 24, 2007. The Second Agreement amends and modifies the First Agreement so as to enable the Company to launch and market for sale certain light-based oral care devices to dental professionals within the professional market.
Pursuant to the Second Agreement, (i) certain of the prepaid royalties noted above will be released in accordance with the terms and conditions of the Second Agreement, (ii) P&G licensed to the Company certain of P&G’s intellectual property, including patents, for the Company’s use in the professional dental market, (iii) the Company will pay certain royalties to P&G, expressed as a percentage of net product sales, for the Company’s sales of certain light-based oral care devices to dental professionals within the professional market, and (iv) P&G retains certain rights that it had under the First Agreement with regard to certain of the Company’s intellectual property for use in the consumer market, as well as related royalties, expressed as a percentage of net product sales, to be paid by P&G to the Company. As a result of the Second Agreement, the prepaid royalty payments previously paid by P&G have been applied to the exclusive license period which is effective as of January 1, 2009 and continues through June 30, 2011. Previously recorded deferred revenue of $1.9 million which has been applied to the exclusive license arrangement is being recognized concurrent with the related exclusivity period. During the quarter ended June 30, 2010, $1.1 million of licensing revenue was recognized. The remaining deferred exclusive license fees will be recognized at $187,500 per quarter through June 30, 2011.
The Second Agreement will terminate on the date of expiration of the last Company or P&G patent that is licensed to the other party, and the exclusivity of the Company’s license to P&G has certain limits and conditions. Additionally, either party may terminate the Second Agreement if there is an uncured material breach of any provision of the Second Agreement by the other party or by mutual consent.

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
On May 27, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation (collectively, the “Lenders”) for term loan funding of up to $5 million. In connection with the Loan Agreement, we issued two Secured Promissory Notes in favor of the Lenders and two Warrant Agreements in favor of the Lenders for aggregate initial gross proceeds of $3 million. The two Warrant Agreements allow the Lenders to purchase up to an aggregate of 101,694 shares of our common stock at a per share price of $1.77 (the “Warrants”).
Pursuant to the Loan Agreement, the Lenders initially loaned us $3 million. The Loan Agreement includes an option, which expires on August 31, 2010, for us to receive an additional $2 million in funding upon the satisfaction of certain conditions, including generating cash from other financing sources.
The outstanding principal balance of the loan bears interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus nine and one quarter percent. In the event we do not satisfy certain post-closing items, the loan will bear interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus eleven and one quarter percent. The interest rate will be adjusted each month and interest will be paid monthly. The Loan Agreement requires interest only payments for the first six months and beginning in December 2010, the outstanding principal will be repaid in 30 equal monthly installments. The final payment of all unpaid principal and accrued interest is due on May 2, 2013 (the “Maturity Date”). Our obligations are secured by substantially all of our assets now owned or hereinafter acquired, including our intellectual property, as well as those of our two wholly-owned subsidiaries, BL Acquisition Corp. and BL Acquisition II, Inc., each of whom have provided a security agreement and certain guarantees to the Lenders. Certain of the assets secured by the security agreement are subordinate to the 2010 Security Agreement in favor of HSIC. As of June 30, 2010, interest on the note is being accrued at a rate of 14.25%. Interest expense, related loan origination fees, prepayment fees and warrant discount costs provide for an effective interest rate on the term loan of 34%.
The Loan Agreement permits us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a prepayment fee. The amount of the prepayment fee depends on when the prepayment is made. If prepayment is made on or prior to the first anniversary of the date of the term loan, the prepayment fee is equal to six percent of the outstanding principal at the time of prepayment. If prepayment is made after the first anniversary of the term loan and on or prior to the second anniversary of the term loan, the prepayment fee is equal to four percent of the outstanding principal at the time of prepayment. If prepayment is made after the second anniversary of the term loan and prior to the Maturity Date, the prepayment fee is equal to two percent of the outstanding principal at the time of prepayment.
The Loan Agreement requires certain post-closing covenants and compliance with customary financial and performance covenants and provides for customary events of default. If a default occurs, the Lenders may declare the amounts outstanding under the Loan Agreement immediately due and payable. We did not meet a defined minimum “EBITDA” test for the period ended June 30, 2010. On August 16, 2010, the Lenders agreed to an interim forbearance period of 15 days as we continue our discussions with the Lenders regarding the performance covenant requirements.
Pursuant to the Loan Agreement, we paid a commitment fee of one-half of one percent of the aggregate $5 million term loan amount, or $25,000. This commitment fee and the legal costs associated with acquiring the loan were capitalized and are being amortized as interest expense, using the effective interest method over the term of the loan. In addition, upon our repayment of the loan, we must pay a final payment fee equal to three percent of the total amount funded under the Loan Agreement which is being accrued and charged to interest expense using the effective interest method over the term of the loan.
In connection with the Loan Agreement, we issued to the Lenders the Warrants. The Warrants are immediately exercisable and may be exercised on a cashless basis. In lieu of exercising these warrants, the holders may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 26, 2015. The $103,000 estimated fair value of the Warrants was recorded as equity, resulting in a discount to the Term Loan at issuance. The discount is being amortized to interest expense using the effective interest method over the term of the loan.

The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

Three months ended
June 30, 2010
Expected term (years)	5.00
Volatility	82%
Annual dividend per share	$0.00
Risk-free interest rate	2.18%
The components of the term loan payable were as follows:

June 30,
2010
Term loan payable	$3,000
Net discount	(98)

Net term loan payable	2,902
Term loan payable, current portion, net of discount	(644)

Term loan payable, long-term, net of discount	$2,258

In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. As of June 30, 2010, we had approximately $174,000 outstanding under this arrangement.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
On April 6, 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against us in the United States District Court for the Central District of California, related to our iLase(TM) diode laser. The lawsuit alleges claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, and violation of the California Unfair Trade Practices Act.
On May 19, 2010, Discus and Zap filed a First Amended Complaint related to their lawsuit against us. The Amended Complaint dropped the allegation of fraud, as well as certain allegations related to the claims for trademark infringement and unfair competition. In addition to dropping the fraud allegation, the plaintiffs took other steps to narrow their claims against us.
We intend to vigorously defend the Company against this lawsuit. While, based on the facts presently known, we believe we have meritorious defenses to the claims asserted by Discus and Zap, there is no guarantee that we will prevail in this suit or receive any relief if we do prevail. As of June 30, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.
Supplier Purchase Commitment
We have a long term commitment to a supplier in the amount of $4.7 million for purchases through 2012. The purchase commitment that remains for the 2010 year is $1.1 million.

NOTE 10 — SEGMENT INFORMATION
We currently operate in a single business segment. For the three and six months ended June 30, 2010, sales in the United States accounted for approximately 60% and 56% respectively, of net revenue, and international sales accounted for approximately 40% and 44%, respectively, of net revenue. For the three and six months ended June 30, 2009, sales in the United States accounted for approximately 78% and 76% respectively, of net revenue, and international sales accounted for approximately 22% and 24%, respectively, of net revenue.
Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$3,529	$11,184	$5,755	$15,824
International	2,363	3,133	4,532	5,087

	$5,892	$14,317	$10,287	$20,911

Long-lived assets located outside of the United States at our foreign subsidiaries were $546,000 and $702,000 million as of June 30, 2010 and December 31, 2009, respectively.
NOTE 11 — CONCENTRATIONS
Revenue from our Waterlase systems, our principal product, comprised 19% and 26% of total net revenue for the three and six months ended June 30, 2010, respectively, and 57% and 53% of total net revenue, respectively, for the same periods in 2009. Revenue from our Diode systems comprised 26% and 21% of total net revenue for the three and six months ended June 30, 2010, respectively, and 22% and 20%, for the same periods of 2009.
Approximately 65% and 64% of our laser system and consumable products net revenue in the three and six months ended June 30, 2010 was generated through sales to HSIC worldwide. Approximately 93% and 91% of our laser system and consumable products net revenue in the three and six months ended June 30, 2009 was generated through sales to HSIC worldwide. There were no sales concentrations greater than 10% within any individual country outside the United States for the three and six month periods ended June 30, 2010 and 2009.
We maintain our cash and cash equivalents accounts with established commercial banks. Through June 30, 2010, such cash deposits periodically exceeded the Federal Deposit Insurance Corporation insured limit.
Accounts receivable concentrations from HSIC and one international distributor totaled $442,000 and $235,000 or 26% and 14%, respectively, at June 30, 2010. Accounts receivable concentrations from HSIC worldwide totaled $2.5 million or 58% at December 31, 2009.
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
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(4,164)	$2,330	$(9,469)	$(2,346)
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(181)	227	(294)	(91)

Comprehensive (loss) income	$(4,345)	$2,557	$(9,763)	$(2,437)

NOTE 13 — INCOME TAXES
Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have elected to classify interest and penalties as a component of our income tax provision. As a result, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the six months ended June 30, 2010, we recorded an increase of $3,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest. The liability for unrecognized tax benefits at June 30, 2010 and December 31, 2009 was $156,000 and $153,000, respectively. Such amount is included in other liabilities, long-term in the accompanying consolidated balance sheets.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our results of operations and financial condition should be read together with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report and our audited consolidated financial statements and the notes to those statements for the year ended December 31, 2009. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
On March 9, 2010, we entered into a letter agreement with HSIC, effective April 1, 2010. The letter agreement calls for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and allows us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.
Subsequent to the period covered by this Quarterly Report, on August 13, 2010, we entered into a letter agreement with HSIC. This letter agreement, effective August 17, 2010, reduces the advance notice required to terminate the March 9, 2010 letter agreement form sixty to forty-five days.

In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, we have collectively received advance payments of $10.3 million, of which $6.3 million remained in customer deposits at June 30, 2010.
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
We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount earned based on historical performance and current knowledge about the business operations of our licensees. Our estimates have been consistent with amounts historically reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period.
We may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized, or later, in the case of incentives offered after the initial sale has occurred.
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
Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2010 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis on a quarterly basis. If our stock price and market capitalization declines, we may need to impair our goodwill and other intangible assets.
Warranty Cost. Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our diode systems warranty period is up to two years from date of sale by the distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor. Effective October 1, 2009, Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our ezlase and iLase systems warranty period is up to twenty eight months from date of sale to the distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.
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
Income Taxes. Based upon our operating losses during 2010 and 2009 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of June 30, 2010 will not be realized, excluding a portion of the foreign deferred tax assets in the amount of $25,000. Consequently, we established a valuation allowance against our net deferred tax asset, excluding a portion of the foreign operations, in the amount of $34.0 and $30.2 million as of June 30, 2010 and December 31, 2009, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Consolidated Statements of Operations Data:	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.2	43.4	78.6	52.8

Gross profit	32.8	56.6	21.4	47.2

Operating expenses:
Sales and marketing	52.3	19.4	55.6	27.8
General and administrative	33.5	12.1	36.0	20.6
Engineering and development	17.0	7.8	21.5	10.5

Total operating expenses	102.8	39.3	113.1	58.9

(Loss) income from operations	(70.0)	17.3	(91.7)	(11.7)
Non-operating (loss) income, net	(0.5)	(0.8)	(0.1)	0.8

(Loss) income before income tax provision	(70.5)	16.5	(91.8)	(10.9)
Income tax provision	0.2	0.2	0.2	0.3

Net (loss) income	(70.7)%	16.3%	(92.0)%	(11.2)%

The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Waterlase systems	$1,134	19%	$8,193	57%	$2,690	26%	$10,948	53%
Diode systems	1,555	26%	3,163	22%	2,213	21%	4,202	20%
Consumables and Service	2,055	35%	2,531	18%	4,180	41%	4,856	23%

Products and services	4,744	80%	13,887	97%	9,083	88%	20,006	96%
License fee and royalty	1,148	20%	430	3%	1,204	12%	905	4%

Net revenue	$5,892	100%	$14,317	100%	$10,287	100%	$20,911	100%

Three months ended June 30, 2010 and 2009
Net Revenue. Net revenue for the three months ended June 30, 2010 was $5.9 million, a decrease of $8.4 million or 59% as compared with net revenue of $14.3 million for the three months ended June 30, 2009.
Laser system net revenue decreased by approximately $8.6 million or 76% in the quarter ended June 30, 2010 compared to the same quarter of 2009. Sales of our Waterlase systems decreased $7.0 million or 86% in the quarter ended June 30, 2010 compared to the same period in 2009 due primarily to an overall reduction in domestic sales to our primary distributor largely due to their efforts to reduce their inventory. Our Diode family of products decreased $1.6 million or 51% in the second quarter of 2010 compared to the same quarter of 2009. The decrease resulted primarily from decreased sales volume of the ezlase both domestically and internationally due to our primary distributors efforts to reduce their inventory. This was offset slightly by the launch of the iLase with sales of $660,000 worldwide during the second quarter of 2010.
Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts, and shipping revenue decreased by approximately $476,000 or 19% for the three months ended June 30, 2010 as compared to the same period of 2009. Consumable products revenue decreased $150,000 or 12% primarily as a result of the decreased sales of the Turbo Upgrade in the quarter ended June 30, 2010 as compared to the same period in 2009. Services revenues decreased $326,000 or 25% as compared to the same period of 2009.
License fees and royalty revenue increased $718,000 or 167% in the quarter ended June 30, 2010 compared to the same quarter of 2009. The increase resulted from $1.1 million of recognized deferred royalties from P&G in accordance with the May 20, 2010 agreement partially offset by the amortization of the HSIC license fee in the same period of 2009.

Domestic revenues were $3.5 million, or 60% of net revenue, for the three months ended June 30, 2010 versus $11.2 million, or 78% of net revenue, for the three months ended June 30, 2009. International revenues for the quarter ended June 30, 2010 were $2.4 million, or 40% of net revenue, as compared with $3.1 million, or 22% of net revenue, for the quarter ended June 30, 2009.
Gross Profit. Gross profit for the three months ended June 30, 2010 decreased by $6.2 million from $8.1 million to $1.9 million, and decreased to 33% of net revenue as compared with 57% of net revenue for the three months ended June 30, 2009. The overall decrease in gross profit quarter over quarter was primarily a result of decreased sales revenue in comparison to fixed and unabsorbed manufacturing costs in costs of goods sold. This was partially offset by net increased revenue recognized on deferred royalties from P&G.
Operating Expenses. Operating expenses for the three months ended June 30, 2010 increased by $429,000, or 8%, to $6.1 million as compared to $5.6 million for the three months ended June 30, 2009, and increased as a percentage of net revenue to 103% from 39%. The increase is primarily due to the build out of the sales and marketing team. We will continue to implement cost reductions where it makes sense to help offset the negative impact of current economic conditions.
Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2010 increased by $312,000, or approximately 11%, to $3.1 million, or 52% of net revenue, as compared with $2.8 million, or 19% of net revenue, for the three months ended June 30, 2009. Advertising and product literature expenses increased $428,000 related primarily to the launch of iLase and were partially offset by reduced commission expense of $118,000 in the quarter ended June 30, 2010 compared with the same quarter of 2009.
General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2010 increased by $241,000, or 14%, to $2.0 million, or 34% of net revenue, as compared with $1.7 million, or 12% of net revenue, for the three months ended June 30, 2009. The increase in general and administrative expenses resulted primarily from increased legal fees of $198,000 and increases in bad debt expense were partially offset by other cost reductions.
Engineering and Development Expense. Engineering and development expenses for the three months ended June 30, 2010 decreased by $124,000, or 11%, to $1.0 million, or 17% of net revenue, as compared with $1.1 million, or 8% of net revenue, for the three months ended June 30, 2009. The decrease is primarily related to decreased payroll and consulting related expenses of $100,000 and decreased supplies expense of $62,000 partially offset by an increase in depreciation expense in the quarter ended June 30, 2010 compared with the same quarter of 2009.
Non-Operating Income (Loss)
Gain on Foreign Currency Transactions. We recognized a $26,000 gain on foreign currency transactions for the three months ended June 30, 2010, compared to a $109,000 loss on foreign currency transactions for the three months ended June 30, 2009 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned the majority of our sales from through our foreign subsidiaries to sales through third-party distributors, the amount of inter-company transactions and related balances should continue to be reduced in the future.
Interest Income. Interest income resulted from interest earned on our cash and cash equivalents balances. Interest income for the three months ended June 30, 2010 was $0 as compared with $2,000 for the three months ended June 30, 2009. The decrease is the result of lower average cash balances during the 2010 period compared to the same period in 2009.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan which was funded on May 27, 2010. Interest expense for the quarter ended June 30, 2010 was $55,000 as compared to $12,000 for the quarter ended June 30, 2009 which resulted in an increase of $43,000 which was primarily related to interest on our term loan payable.

Income Taxes. An income tax provision of $13,000 was recognized for the three months ended June 30, 2010 as compared with an income tax provision of $25,000 for the three months ended June 30, 2009. On January 1, 2007, we adopted the interpretations issued by the FASB regarding uncertain tax positions. As a result, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For each of the three months ended June 30, 2010 and 2009, we recorded an increase of $1,000, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2010, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $34.0 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Six months ended June 30, 2010 and 2009
Net Revenue. Net revenue for the six months ended June 30, 2010 was $10.3 million, a decrease of $10.6 million or 51% as compared with net revenue of $20.9 million for the six months ended June 30, 2009.
Laser system net revenue decreased by approximately $10.2 million or 68% in the six months ended June 30, 2010 compared to the same period of 2009. Sales of our Waterlase systems decreased $8.2 million or 75% in the six months ended June 30, 2010 compared to the same period in 2009 due primarily to an overall reduction in domestic sales to our primary distributor largely due to their efforts to reduce their inventory. Our Diode family of products decreased $2.0 million or 47% in the six months ended June 30, 2010 compared to the same period of 2009. The decrease resulted primarily from decreased volume sales of the ezlase both domestically and internationally due to our primary distributors efforts to reduce their inventory. This was offset slightly by the launch of the iLase with sales of $660,000 worldwide during 2010. We feel the continued adverse worldwide economic environment has been a significant cause for the decreased sales as well as the change in the purchasing pattern from our primary distributor.
Consumables and service net revenue decreased by approximately $676,000 or 14% for the six months ended June 30, 2010 as compared to the same period of 2009. Consumable products revenue decreased $473,000 or 19% and services revenues decreased $203,000 or 9% as compared to the same period of 2009.
License fees and royalty revenue increased approximately $300,000 to $1.2 million in the six months ended June 30, 2010 compared to $905,000 in the same period of 2009. The 2010 period included $1.1 million of recognized deferred royalties from P&G in accordance with the May 20, 2010 agreement offset by the amortization of the HSIC license fee in the same period of 2009.
Domestic revenues were $5.8 million, or 56% of net revenue, for the six months ended June 30, 2010 versus $15.8 million, or 76% of net revenue, for the six months ended June 30, 2009. International revenues for the six months ended June 30, 2010 were $4.5 million, or 44% of net revenue, as compared with $5.1 million, or 24% of net revenue, for the six months ended June 30, 2009.
Gross Profit. Gross profit for the six months ended June 30, 2010 decreased by $7.7 million to $2.2 million, or 21% of net revenue, as compared with gross profit of $9.9 million, or 47% of net revenue, for the six months ended June 30, 2009. The overall decrease was primarily due to lower sales volumes in comparison to fixed and unabsorbed manufacturing costs in cost of goods sold. This was partially offset by net increase in revenue recognized on deferred royalties from P&G.
Operating Expenses. Operating expenses for the six months ended June 30, 2010 decreased by $690,000 or 6%, to $11.6 million as compared to $12.3 million for the six months ended June 30, 2009 but increased as a percentage of net revenue to 113% from 59% on lower net revenue from period to period. We continue to implement cost reductions to help offset the negative impact of current economic conditions.
Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2010 decreased by $100,000, or approximately 2%, to $5.7 million, or 56% of net revenue, as compared with $5.8 million, or 28% of net revenue, for the six months ended June 30, 2009. Major factors contributing to the reduction were a decrease in convention, seminars and regional meeting related expenses of $215,000, decreased payroll and consulting related expenses of $295,000, and a commission expense decrease of $234,000 offset by increased travel and entertainment of $121,000 and an increase in advertising and product literature related expenses of $485,000 related primarily to the launch of the iLase in the six months ended June 30, 2010 compared with the same period of 2009.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2010 decreased by $603,000, or 14%, to $3.7 million, as compared with $4.3 million for the six months ended June 30, 2009, but increased as a percentage of net revenue to 36% from 21% on lower net revenue from period to period. The decrease in general and administrative expenses resulted primarily from decreased payroll and consulting related expenses of $819,000, decreased depreciation expenses of $136,000 and decreased audit fees of $151,000. These decreases were partially offset by an increase in provision for bad debt of $132,000 due to previously determined uncollectible accounts in 2009 becoming collectible, increased legal and patent related fees of $174,000 and an increase in investor relations and board fees of $141,000 partially due to the board waving their Q1 Board Fees in 2009.
Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2010 remained flat at $2.2 million, which was 22% of net revenue, as compared with 11% of net revenue, for the six months ended June 30, 2009. The increase in supplies expense of $82,000 pertained to new product development and depreciation expense of $45,000 related to purchases of molds and tooling for the iLase was offset by a decrease in payroll and consulting related expenses of $120,000.
Non-Operating Income (Loss)
Gain on Foreign Currency Transactions. We recognized a $43,000 gain on foreign currency transactions for the six months ended June 30, 2010, compared to a $206,000 gain on foreign currency transactions for the six months ended June 30, 2009 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned most of our sales from our foreign subsidiaries to sales through third party distributors, the amount of inter-company transactions and related balances should be reduced in the future.
Interest Income. Interest income resulted from interest earned on our cash and cash equivalents balances. Interest income for the six months ended June 30, 2010 was $1,000 as compared with $3,000 for the six months ended June 30, 2009. The decrease is the result of lower average cash balances during the 2010 period compared to the same period in 2009.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on outstanding balances on our term loan payable. Interest expense for the six months ended June 30, 2010 was $59,000 as compared to $42,000 for the six months ended June 30, 2009. Interest expense, including amortization of loan costs and debt discounts related to our loan payable was $50,000 in the six months ended June 30, 2010 as compared to interest expense of $13,000 in the six months ended June 30, 2009 related to our previous line of credit that was paid in full on February 5, 2009.
Income Taxes. An income tax provision of $24,000 was recognized for the six months ended June 30, 2010 as compared with $58,000 for the six months ended June 30, 2009. On January 1, 2007, we adopted the interpretations issued by the FASB regarding uncertain tax positions. As a result, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For each of the six months ended June 30, 2010 and 2009, we recorded an increase of $3,000, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of June 30, 2010, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $34.0 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
We have incurred significant net losses and net revenue has declined during the past three years. As of June 30, 2010, we had $2.9 million in cash and cash equivalents to finance operations and satisfy our obligations. We are substantially dependent on our primary distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under our distribution agreement, and the receipt of cash in connection with those purchases, is essential to our liquidity. On March 9, 2010, we restructured this agreement with our primary distributor and it provides for lower monthly guaranteed minimum payments than during the 2009 fiscal year. The letter agreement has an initial term of one year, after which the letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate the letter agreement upon sixty days’ advance written notice to the other party. There can be no assurance that the distributor will not terminate this agreement prior to the end of the one year term.

On May 27, 2010 we entered into a Loan and Security Agreement (See Note 8) in respect of a $5 million term loan, $3 million was funded on such date. In addition, we implemented cost cutting measures at the end of the second quarter of 2010 which included a reduction in headcount of approximately 20 full time employees. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity or debt financing, to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to seek to increase sales, or raise working capital through additional debt or an equity financing in 2010. However, there can be no assurance we will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company or at all.
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
On March 9, 2010, we entered into a letter agreement with HSIC, effective April 1, 2010. The letter agreement calls for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales will continue to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provides incentives for HSIC to focus on its core customer base, and allows us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement has an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.
Subsequent to the period covered by this Quarterly Report, on August 13, 2010, we entered into a letter agreement with HSIC. This letter agreement, effective August 17, 2010, reduces the advance notice required to terminate the March 9, 2010 letter agreement form sixty to forty-five days.
In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, we have collectively received advance payments of $10.3 million, of which $6.3 million remained in customer deposits at June 30, 2010.
As of March 31, 2010, HSIC had fulfilled its obligation for minimum payments of $42.7 million under the February 27, 2009 letter agreement. As of June 30, 2010, HSIC has fulfilled its guaranteed minimum purchase obligations and related prepayments to date per the March 9, 2010 letter agreement. Although we believe the level of HSIC’s inventory was reduced in the first half of 2010, we believe that HSIC’s inventory remains above historical levels.
At June 30, 2010, we had negative net working capital of $2.5 million, a decrease of $7.8 million from $5.3 million in net working capital at December 31, 2009 resulting primarily from increased customer deposits of $6.3 million and a term loan payable of $644,000 which was partially offset by increased inventory balances of $1.4 million. Our principal sources of liquidity at June 30, 2010 consisted of our cash and cash equivalents balance of $2.9 million.
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

On May 27, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation (collectively, the “Lenders”) for term loan funding of up to $5 million. In connection with the Loan Agreement, we issued two Secured Promissory Notes in favor of the Lenders and two Warrant Agreements in favor of the Lenders for aggregate initial gross proceeds of $3 million. The two Warrant Agreements allow the Lenders to purchase up to an aggregate of 101,694 shares of our common stock at a per share price of $1.77 (the “Warrants”).
Pursuant to the Loan Agreement, the Lenders initially loaned us $3 million upon the satisfaction of certain closing conditions. The Loan Agreement includes an option, which expires on August 31, 2010, for us to receive an additional $2 million in funding upon the satisfaction of certain conditions, including generating cash from other financing sources.
The outstanding principal balance of the loan bears interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus nine and one quarter percent. In the event we do not satisfy certain post-closing items, the loan will bear interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus eleven and one quarter percent. The interest rate will be adjusted each month and interest will be paid monthly. The Loan Agreement requires interest only payments for the first six months and beginning in December 2010, the outstanding principal will be repaid in 30 equal monthly installments. The final payment of all unpaid principal and accrued interest is due on May 2, 2013 (the “Maturity Date”). Our obligations are secured by substantially all of our assets now owned or hereinafter acquired, including our intellectual property, as well as those of our two wholly-owned subsidiaries, BL Acquisition Corp. and BL Acquisition II, Inc., each of whom have provided a security agreement and certain guarantees to the Lenders. Certain of the assets secured by the security agreement are subordinate to the 2010 Security Agreement in favor of HSIC. As of June 30, 2010, interest on the note is being accrued at a rate of 14.25%. Interest expense, related loan origination fees, prepayment fees and warrant discount costs provide for an effective interest rate on the term loan of 34%.
The Loan Agreement permits us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a prepayment fee. The amount of the prepayment fee depends on when the prepayment is made. If prepayment is made on or prior to the first anniversary of the date of the term loan, the prepayment fee is equal to six percent of the outstanding principal at the time of prepayment. If prepayment is made after the first anniversary of the term loan and on or prior to the second anniversary of the term loan, the prepayment fee is equal to four percent of the outstanding principal at the time of prepayment. If prepayment is made after the second anniversary of the term loan and prior to the Maturity Date, the prepayment fee is equal to two percent of the outstanding principal at the time of prepayment.
The Loan Agreement requires certain post-closing covenants and compliance with customary financial and performance covenants and provides for customary events of default. If a default occurs, the Lenders may declare the amounts outstanding under the Loan Agreement immediately due and payable. We did not meet a defined minimum “EBITDA” test for the period ended June 30, 2010. On August 16, 2010, the Lenders agreed to an interim forbearance period of 15 days as we continue our discussions with the Lenders regarding the performance covenant requirements.
Pursuant to the Loan Agreement, we paid a commitment fee of one-half of one percent of the aggregate $5 million term loan amount, or $25,000. This commitment fee and the legal costs associated with acquiring the loan were capitalized and are being amortized as interest expense using the effective interest method over the term of the loan. In addition, upon our repayment of the loan, we must pay a final payment fee equal to three percent of the total amount funded under the Loan Agreement which is being accrued and charged to interest expense using the effective interest method over the term of the loan.
In connection with the Loan Agreement, we issued to the Lenders the Warrants. The Warrants are immediately exercisable and may be exercised on a cashless basis. In lieu of exercising these warrants, the holders may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 26, 2015. The $103,000 estimated fair value of the Warrants was determined by the Black Scholes option pricing model. (See Note 8) The Warrants were recorded as equity, resulting in a discount to the Term Loan at issuance. The discount is being amortized to interest expense using the effective interest method over the term of the loan.
For the six months ended June 30, 2010, our operating activities used cash of approximately $2.7 million compared to cash used of $2.0 million for the six months ended June 30, 2009. Cash flows from operating activities in the quarter ended June 30, 2010 were negatively impacted by the net loss recorded in the period offset by a $6.3 million customer deposit from HSIC. The most significant changes in operating assets and liabilities for the six months ended June 30, 2010 as reported in our consolidated statements of cash flows were decreases of $2.5 million in accounts receivable (before the change in allowance for doubtful accounts) and a $6.3 million customer deposit offset by an increase in accounts payable and accrued liabilities of $730,000.

In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. On September 24, 2009, we entered into a “First Amendment to Lease” which extended the facility lease term to April 20, 2015, adjusted basic rent and made modification provisions to the security deposit. These amounts are included in the outstanding obligations as of June 30, 2010 listed below.
The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2010 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$481	$976	$947	$—	$2,404
SurgiLight agreement	25	—	—	—	25
Insurance premium financing	174	—	—	—	174

Total	$680	$976	$947	$—	$2,603

In addition and not included in the above table is a long term commitment to a supplier in the amount of $4.7 million for purchases through 2012.
In January 2008, Jake St. Philip was appointed our Chief Executive Officer. On March 5, 2009, Mr. St. Philip resigned as our Chief Executive Officer and as a director of our Board of Directors. On March 10, 2009, we entered into a Separation and General Release Agreement, or Agreement, with Mr. St. Philip. Pursuant to the Agreement, we agreed to pay Mr. St. Philip a severance payment of $350,000 of which half was paid on May 9, 2009 and half was paid in twelve consecutive equal monthly installments commencing on June 1, 2009. In addition, we paid COBRA premiums on his behalf for twelve months. The Agreement superseded the Employment Agreement we had with Mr. St. Philip dated January 2, 2008.
On April 30, 2008, we appointed David M. Mulder as Chief Financial Officer. Mr. Mulder has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Mulder is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $255,000 based on compensation in effect as of April 30, 2008, the date Mr. Mulder was appointed as our then Chief Financial Officer. On March 5, 2009, Mr. Mulder was appointed Chief Executive Officer and appointed to our Board of Directors. On April 3, 2009, we modified the financial terms of Mr. Mulder’s employment with us, in connection with his appointment to the position of Chief Executive Officer. Under the new terms of Mr. Mulder’s employment, in the event he is terminated by us without cause or he resigns with good reason, we agreed to pay Mr. Mulder his base salary then in effect (or $250,000, his new base salary as modified on April 3, 2009) payable in twenty-four equal semi-monthly installments. In addition, we agreed to pay Mr. Mulder’s COBRA premiums for twelve months. On June 10, 2010, Mr. Mulder was appointed President and Chairman of the Board.
On July 14, 2009, we appointed Brett L. Scott as Chief Financial Officer. Mr. Scott has an employment agreement that obligates us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Scott is terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $102,500 based on the employment agreement in effect as of July 14, 2009. In addition, we agreed to pay Mr. Scott’s COBRA premiums for six months. On July 6, 2010, Mr. Scott resigned from his position as our Chief Financial Officer. On July 6, 2010, we entered into a Separation Agreement, or Agreement, with Mr. Scott. Pursuant to the Agreement, we agreed to pay Mr. Scott a severance payment of $17,500, payable in two consecutive installments. In addition, we agreed to pay COBRA premiums on his behalf for three months. The Agreement superseded the severance provisions contained in the Employment Agreement we had with Mr. Scott dated July 14, 2009.
On June 10, 2010, Mr. Federico Pignatelli was terminated as President of the Company. On July 1, 2010, Mr. Pignatelli was appointed Vice Chairman of the Board of Directors. In connection with such appointment, Mr. Pignatelli agreed to $1 cash compensation and 35,000 shares of Stock Options in lieu of the cash compensation paid to our Directors. We also agreed to reimburse Mr. Pignatelli for $50,000 of his out-of-pocket legal fees and expenses incurred in conjunction with stockholder activities.
In addition to Mr. Mulder, certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.5 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.

In addition to the amounts shown in the table above, $109,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $27,000, respectively, at June 30, 2010. The liability for unrecognized tax benefits at June 30, 2010 and December 31, 2009 was $156,000 and $153,000, respectively.
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
On May 27, 2010 we entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation (collectively, the “Lenders”) for term loan funding of up to $5 million, $3 million of which was funded immediately and bore interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus eleven and one quarter percent or 14.25% .
Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in money market accounts in which there is minimal interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclosed management’s assessment that our internal control over financial reporting contained no material weaknesses. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred in 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
On April 6, 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against us in the United States District Court for the Central District of California, related to our iLase(TM) diode laser. The lawsuit alleges claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, and violation of the California Unfair Trade Practices Act.
On May 19, 2010, Discus and Zap filed a First Amended Complaint related to their lawsuit against us. The Amended Complaint dropped the allegation of fraud, as well as certain allegations related to the claims for trademark infringement and unfair competition. In addition to dropping the fraud allegation, the plaintiffs took other steps to narrow their claims against us.
We intend to vigorously defend the Company against this lawsuit. While, based on the facts presently known, we believe we have meritorious defenses to the claims asserted by Discus and Zap, there is no guarantee that we will prevail in this suit or receive any relief if we do prevail. As of June 30, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.
ITEM 1A. RISK FACTORS.
Our business, financial condition, and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The discussion of our business and operations should be read together with the risk factors below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which was filed with the SEC, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 which was filed with the SEC, and describe the various risks and uncertainties to which we are or may be subject. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On May 5, 2010, we held our 2010 Annual Meeting of Stockholders to vote on two proposals. The number of shares entitled to vote was 24,244,201. The number of shares represented in person or by proxy was 18,956,775.
The following are the voting results for the proposals:
PROPOSAL 1: Election of six directors to serve until our next annual meeting of stockholders.

Number of Votes
Robert M. Anderton
For	7,529,417
Against	6,400,713
Abstain	89,554
Broker Non-votes	4,937,091

Total	18,956,775

George V. d’Arbeloff
For	7,445,521
Against	6,485,074
Abstain	89,089
Broker Non-votes	4,937,091

Total	18,956,775

James R. Largent
For	7,469,900
Against	6,459,665
Abstain	90,119
Broker Non-votes	4,937,091

Total	18,956,775

Number of Votes
Federico Pignatelli
For	13,464,983
Against	450,712
Abstain	103,989
Broker Non-votes	4,937,091

Total	18,956,775

David M. Mulder
For	7,542,238
Against	6,369,375
Abstain	108,071
Broker Non-votes	4,937,091

Total	18,956,775

Gregory D. Waller
For	7,514,193
Against	6,403,372
Abstain	102,119
Broker Non-votes	4,937,091

Total	18,956,775

PROPOSAL 2: To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

Number of Votes
For	18,591,943
Against	219,300
Abstain	145,532

Total votes	18,956,775

ITEM 6. EXHIBITS

Exhibit No.		Description

10.1	†	License Agreement, dated May 20, 2010, by and between Biolase Technology, Inc. and The Procter & Gamble Company.

10.2		Loan and Security Agreement, dated May 27, 2010, by and among Biolase Technology, Inc., MidCap Financial, LLC, and Silicon Valley Bank.

10.3		Secured Promissory Note, dated May 27, 2010, in favor of MidCap Financial, LLC

10.4		Secured Promissory Note, dated May 27, 2010, in favor of Silicon Valley Bank.

10.5		Warrant, dated May 27, 2010, in favor of MidCap Financial, LLC.

10.6		Warrant, dated May 27, 2010, in favor of Silicon Valley Bank.

10.7		Intellectual Property Security Agreement, dated May 27, 2010, by and between Biolase Technology, Inc. and MidCap Financial, LLC

31.1		Certification of David M. Mulder pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification of David M. Mulder pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 16, 2010

BIOLASE TECHNOLOGY, INC.,
a Delaware corporation

By:	/s/ DAVID M. MULDER David M. Mulder
Chairman, Chief Executive Officer, and
President (Principal Executive Officer and
Principal Financial and Accounting Officer)