Form 10-Q
period 2010-09-30
BIOLASE TECHNOLOGY INC
filed 2010-11-03
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 29, 2010: 24,584,565

BIOLASE TECHNOLOGY, INC.
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signature	37

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 31.1
Exhibit 32.1
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,226	$2,975
Accounts receivable, less allowance of $345 and $421 in 2010 and 2009, respectively	2,861	4,229
Inventory	8,432	7,861
Prepaid expenses and other current assets	887	1,347
Assets held for sale	592	—

Total current assets	14,998	16,412
Property, plant and equipment, net	996	2,180
Intangible assets, net	374	472
Goodwill	2,926	2,926
Deferred tax asset	28	17
Other assets	171	170

Total assets	$19,493	$22,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Term loan payable, current portion	$1,138	$—
Accounts payable	4,223	4,887
Accrued liabilities	4,333	5,152
Customer deposits	8,418	—
Deferred revenue, current portion	1,380	1,123

Total current liabilities	19,492	11,162
Term loan payable, long-term	1,765	—
Deferred tax liabilities	527	473
Warranty accrual, long-term	636	448
Deferred revenue, long-term	441	1,975
Other liabilities, long-term	179	190

Total liabilities	23,040	14,248

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 26,507 and 26,340 shares issued and 24,543 and 24,376 shares outstanding in 2010 and 2009, respectively	27	27
Additional paid-in capital	118,014	117,228
Accumulated other comprehensive loss	(289)	(222)
Accumulated deficit	(104,900)	(92,705)

	12,852	24,328
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity (deficit)	(3,547)	7,929

Total liabilities and stockholders’ equity (deficit)	$19,493	$22,177

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Products and services revenue	$6,002	$11,796	$15,085	$31,802
License fees and royalty revenue	218	289	1,422	1,194

Net revenue	6,220	12,085	16,507	32,996
Cost of revenue	4,429	6,252	12,515	17,297

Gross profit	1,791	5,833	3,992	15,699

Operating expenses:
Sales and marketing	2,110	2,231	7,825	8,046
General and administrative	1,330	1,699	5,031	6,003
Engineering and development	775	999	2,990	3,201

Total operating expenses	4,215	4,929	15,846	17,250

(Loss) income from operations	(2,424)	904	(11,854)	(1,551)

Gain (loss) on foreign currency transactions	(118)	(40)	(75)	166
Interest income	1	1	2	4
Interest expense	(157)	(7)	(216)	(49)

Non-operating (loss) income, net	(274)	(46)	(289)	121

(Loss) income before income tax provision (benefit)	(2,698)	858	(12,143)	(1,430)
Income tax provision (benefit)	28	(1)	52	57

Net (loss) income	$(2,726)	$859	$(12,195)	$(1,487)

Net (loss) income per share:
Basic	$(0.11)	$0.04	$(0.50)	$(0.06)

Diluted	$(0.11)	$0.04	$(0.50)	$(0.06)

Shares used in the calculation of net (loss) income per share:
Basic	24,428	24,281	24,403	24,257

Diluted	24,428	24,540	24,403	24,257

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(12,195)	$(1,487)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	830	1,126
Loss on disposal of assets, net	3	13
Impairment of property, plant and equipment	35	—
Recovery for bad debts	(47)	(134)
Provision for inventory excess and obsolescence	—	946
Amortization of discounts on term loan payable	17	—
Amortization of debt issuance costs	39	—
Stock-based compensation	499	1,103
Other non-cash compensation	24	—
Deferred income taxes	43	46
Changes in operating assets and liabilities:
Accounts receivable	1,415	626
Inventory	(571)	2,376
Prepaid expenses and other assets	407	62
Customer deposits	8,418	—
Accounts payable and accrued liabilities	(1,206)	(5,103)
Deferred revenue	(1,278)	(1,357)

Net cash and cash equivalents used in operating activities	(3,567)	(1,783)

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	—	5
Additions to property, plant and equipment	(220)	(333)

Net cash and cash equivalents used in investing activities	(220)	(328)

Cash Flows From Financing Activities:
Borrowings under line of credit	—	4,293
Payments under line of credit	—	(9,697)
Proceeds from term loan payable	3,000	—
Payment of debt issuance costs	(85)	—
Proceeds from exercise of stock options and warrants	148	139

Net cash and cash equivalents provided by (used in) financing activities	3,063	(5,265)

Effect of exchange rate changes	(25)	20

Decrease in cash and cash equivalents	(749)	(7,356)
Cash and cash equivalents, beginning of year	2,975	11,235

Cash and cash equivalents, end of period	$2,226	$3,879

Supplemental cash flow disclosure:
Cash paid (refunded) during the period for:
Interest	$113	$49

Income taxes	$(95)	$14

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
Revenue Recognition
Effective August 30, 2010, our products are sold domestically directly to customers through our direct sales force and through non-exclusive distributors. Sales are recorded upon shipment from our facility and payment of our invoices is generally due within 30 days or less. Internationally, we sell products through independent distributors including Henry Schein, Inc., or HSIC, in certain countries. We recognize revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.
Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, certain support services, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Revenue attributable to the undelivered elements, primarily training, is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement.
The key judgments related to our revenue recognition relates to the collectability of payment from the customer and the satisfaction of all elements of the arrangement having been delivered and that no additional customer credits and discounts are needed. We evaluate the customer’s credit worthiness prior to the shipment of the product. Based on our assessment of the credit information available to us, we may determine the credit risk is higher than normally acceptable, and we will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may cause us to defer the revenue until the obligation is satisfied.

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
We may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized as a reduction in revenue or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.
Liquidity and Management’s Plans
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We have incurred significant net losses and net revenue has declined during the past three years. As of September 30, 2010, we had $2.2 million in cash and cash equivalents to finance operations and to satisfy our obligations. On September 23, 2010, we entered into a new distribution agreement (See Note 7) with HSIC, effective August 30, 2010, that changed our distributor relationship with HSIC from an exclusive to a non-exclusive distributor of our products. Under the Agreement, we granted HSIC certain non-exclusive distribution rights in North America, and in certain other international markets, with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with this Agreement, HSIC made prepayments of $3 million and placed an irrevocable $9 million open purchase order for our products, $6 million of which will be for the purchase of the iLase, with an option for an additional $3 million of iLase or for other laser systems. In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, and the September 23, 2010 distribution agreement, we have received advance payments totaling $14.8 million, of which $8.4 million remained a customer deposit at September 30, 2010 and will be applied against the open purchase orders. Beginning on September 1, 2010, we have sold our products through our direct sales force.
On May 27, 2010 we entered into a Loan and Security Agreement in respect of a $5 million term loan, $3 million of which was funded on such date. On September 23, 2010 we entered into Waiver and Amendment No. 1 to the Loan and Security Agreement which, among other things, waived our non-compliance at June 30, 2010 and September 30, 2010 with a financial covenant contained in the Loan and Security Agreement (See Note 8). In addition to the loan funding we received, we implemented cost cutting measures in the second and third quarters of 2010 which included a reduction in headcount of approximately 25 full time employees.
Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to the end-user and through distributors, raise additional financing through public or private equity or debt financing, to establish profitable operations through increased sales and decreased expenses, or to secure other sources of financing to fund operations. Management intends to seek to increase sales through the efforts of our direct sales force and through our distributor relationships domestically and around the world. However, there can be no assurance we will be able to increase sales, reduce expenses or line up new financing sources.
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
Accounting Standards Not Yet Adopted
In October 2009, the Financial Accounting Standard Board issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective for annual periods beginning after June 15, 2010. We have not yet determined the impact on our consolidated financial statements.
NOTE 3 — STOCK-BASED COMPENSATION AND PER SHARE INFORMATION
Stock-Based Compensation
We have three stock-based compensation plans — the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options and there are no remaining shares outstanding and exercisable as of September 30, 2010. Under these plans, stock options are awarded to certain officers, directors and employees of the Company at the discretion of the Company’s management and/or Board of Directors. Options to employees generally vest on a quarterly basis over three years.
Compensation cost related to stock options recognized in operating results during the three months ended September 30, 2010 and 2009 was $113,000 and $318,000, respectively. The net impact to earnings for those periods was $(0.00) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results during the nine months ended September 30, 2010 and 2009, was $499,000 and $1.1 million, respectively. The net impact to earnings for those periods was $(0.02) and $(0.05) per basic and diluted share, respectively. At September 30, 2010, we had $292,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. We expect that cost to be recognized over a weighted average period of .9 years.
The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$7	$34	$26	$111
Sales and marketing	40	108	146	336
General and administrative	47	136	259	532
Engineering and development	19	40	68	124

	$113	$318	$499	$1,103

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
The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (years)	4.60	5.00	4.75	4.96
Volatility	91%	84%	86%	84%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	1.76%	2.38%	2.18%	2.00%
A summary of option activity under our stock option plans for the nine months ended September 30, 2010 is as follows:

			Weighted
			Average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value(1)
Options outstanding at December 31, 2009	3,650,000	$4.50
Plus: Options granted	314,000	$1.66
Less: Options exercised	(167,000)	$0.89
Options canceled or expired	(877,000)	$3.04

Options outstanding at September 30, 2010	2,920,000	$4.84	4.17	$128,000

Options exercisable at September 30, 2010	2,548,000	$5.29	3.45	$116,000
Options expired during the nine months ended September 30, 2010	280,000	$5.78

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.
Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from stock options exercised	$106	$139	$148	$139
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$45	$82	$75	$82
Weighted-average fair value of options granted during period	$0.85	$1.16	$1.11	$.76
Total fair value of shares vested during the period	$135	$295	$494	$1,236

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Warrants
In connection with the Loan and Security Agreement entered into on May 27, 2010, warrants were granted to MidCap Financial and Silicon Valley Bank to purchase up to an aggregate of 101,694 shares of our common stock at a price per share of $1.77. In connection with the Waiver and Amendment No. 1 to the Loan and Security Agreement entered into on September 23, 2010, the purchase price per common stock share of the warrants was amended to the then current market price of $0.84. (See Note 8)
On September 20, 2010, we issued an aggregate of 50,000 warrants to acquire shares of our common stock at a price per share of $0.74, to three of our service providers who provide investor relations services to us. (See Item 2)
Net Income (Loss) Per Share — Basic and Diluted
Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
Outstanding stock options and warrants to purchase 3,071,000 shares were not included in the computation of diluted loss per share for the three months ended September 30, 2010 as a result of their anti-dilutive effect. Outstanding stock options to purchase 259,000 shares were included in the computation of diluted earnings per share for the three months ended September 30, 2009. For the same 2009 period, anti-dilutive outstanding stock options and warrants to purchase 3,245,000 shares were not included in the computation of diluted earnings per share.
Outstanding stock options and warrants to purchase 3,071,000 shares were not included in the computation of diluted loss per share for the nine months ended September 30, 2010 as a result of their anti-dilutive effect. Outstanding stock options and warrants to purchase 4,295,000 shares were not included in the computation of diluted loss per share for the nine months ended September 30, 2009 as a result of their anti-dilutive effect.
NOTE 4 — INVENTORY
Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$4,073	$3,400
Work-in-process	1,219	1,497
Finished goods	3,140	2,964

Inventory, net	$8,432	$7,861

Inventory is net of the valuation adjustment for excess and obsolete inventory of $1.9 million at September 30, 2010 and December 31, 2009.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$—	$273
Building	—	418
Leasehold improvements	914	914
Equipment and computers	5,909	6,049
Furniture and fixtures	1,019	1,019
Construction in progress	48	45

	7,890	8,718
Accumulated depreciation and amortization	(6,894)	(6,538)

Property, plant and equipment, net	$996	$2,180

Depreciation and amortization of property, plant and equipment was $226,000 and $732,000 for the three and nine months ended September 30, 2010, respectively, and $318,000 and $1.0 million for the three and nine months ended September 30, 2009, respectively.
Leasehold improvements include $536,000 of tenant improvements paid by the landlord in connection with our primary facility lease.
As a result of transitioning our direct sales in certain countries to Henry Schein, Inc. in early 2009, we began the process of shutting down our foreign operations in those countries. In December 2008, we wrote down the value of our land and building in Germany by $355,000 to reflect the market value of the asset. In June 2010, we agreed to an offer to sell the land and building in Germany for €435,000 or $531,000, and as a result, wrote down the net book value of the assets to net realizable value by €28,000 or $35,000. Fully depreciated assets in the amount of €231,000 or $282,000, which were no longer usable, have also been written off in June 2010. As of September 30, 2010, the land and building are valued at $592,000.
Assets held for sale is comprised of the following (in thousands):

September 30,
2010
Land	$259
Building	333

Assets held for sale	$592

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
We believe no event has occurred that would trigger an impairment of our intangible assets with finite lives that are subject to amortization in 2010. We recorded amortization expense of $33,000 and $98,000 for the three and nine months ended September 30, 2010, respectively, and $32,000 and $108,000, respectively, for the same periods in 2009. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2010				As of December 31, 2009
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,540)	$—	$374	$1,914	$(1,442)	$—	$472
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,202)	$(979)	$374	$3,555	$(2,104)	$(979)	$472

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 — ACCRUED LIABILITIES AND DEFERRED REVENUE
Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Payroll and benefits	$1,038	$1,694
Warranty accrual, current portion	2,216	1,787
Deferred rent credit	65	112
Accrued professional services	529	530
Accrued insurance premium	—	517
Other	485	512

Accrued liabilities	$4,333	$5,152

Changes in the product warranty accrual, including expenses incurred under our warranties, for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Initial warranty accrual, beginning balance	$2,715	$2,132	$2,235	$2,612
Provision for estimated warranty cost	798	1,072	2,794	2,108
Warranty expenditures	(661)	(994)	(2,177)	(2,510)

Initial warranty accrual, ending balance	2,852	2,210	2,852	2,210
Total warranty accrual, long term	636	452	636	452

Total warranty accrual, current portion	$2,216	$1,758	$2,216	$1,758

Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Royalty advances from Procter & Gamble	$562	$1,875
Undelivered elements (training, installation and product) and other	445	347
Extended warranty contracts	814	876

Total deferred revenue	1,821	3,098

Less long-term amounts:
Royalty advances from Proctor & Gamble	(375)	(1,875)
Extended warranty contracts	(66)	(100)

Total deferred revenue, long-term	(441)	(1,975)

Total deferred revenue, current portion	$1,380	$1,123

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
On February 27, 2009, we entered into a letter agreement with HSIC which amended the License and Distribution Agreement, as amended by the first and second addendums and the brief letter agreement. This letter agreement included certain minimum purchase requirements during the initial fourteen-month term of the agreement. In connection with the initial purchase by HSIC made under the letter agreement, on March 13, 2009, we entered into a security agreement, or the March 2009 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the March 2009 Security Agreement, the security interest granted was released upon products delivered by us to HSIC in respect of such initial purchase. HSIC also had the option to extend the term of the letter agreement for two additional one-year terms based on certain minimum purchase requirements. In addition, HSIC became our distributor in certain international countries including Germany, Spain, Australia and New Zealand and had first right of refusal in new international markets that we were interested in entering.
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

On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes included advance payments in respect of, among other things, purchases of the iLase and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with advance payments of $5.8 million we entered into a security agreement, or the February 2010 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the February 2010 Security Agreement, the security interest granted was to be released upon products delivered by us to HSIC in respect of such advance payments.
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
On March 9, 2010, we entered into a letter agreement with HSIC, effective April 1, 2010. The letter agreement called for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales were to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provided incentives for HSIC to focus on its core customer base, and allowed us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement had an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.
On August 13, 2010, we entered into a letter agreement with HSIC. This letter agreement, effective August 17, 2010, reduced the advance notice required to terminate the March 9, 2010 letter agreement from sixty to forty-five days.
On September 23, 2010, we entered into a Distribution and Supply Agreement, the Agreement, with HSIC, effective August 30, 2010. The Agreement terminated that certain License and Distribution Agreement, dated as of August 8, 2006, as amended, the Terminated Distribution Agreement, which provided for, among other things, exclusive distribution rights for HSIC in North America. Under the Agreement, we granted HSIC certain non-exclusive distribution rights in North America, and in certain other international markets, with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with this Agreement, HSIC made prepayments of $3 million and placed an irrevocable $9 million open purchase order for our products, $6 million of which will be for the purchase of the iLase, with an option for an additional $3 million of iLase or for other laser systems. In connection with the advance payment, we agreed to enter into an Amended and Restated Security Agreement, dated September 23, 2010 and with an effective date of August 30, 2010, or the August 2010 Security Agreement, which amended and restated the February 2010 Security Agreement. The August 30, 2010 Security Agreement granted to HSIC a security interest in our inventory and assets as security for advance payment amounts made under the Agreement and the Terminated Distribution Agreement, such security interest to be released by HSIC upon products delivered in respect of the purchase order set forth above. The Agreement has an initial term that ends on December 31, 2013, after which the Agreement will automatically renew for successive one year terms unless certain notice is provided by either party to the other, and HSIC’s distribution rights in those territories other than North America shall terminate on December 31, 2012.
In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, and the September 23, 2010 definitive agreement, we have received advance payments totaling $14.8 million, of which $8.4 million remained a customer deposit at September 30, 2010 and will be applied against the open purchase orders.
On June 29, 2006, we received a one-time payment from The Procter & Gamble Company, or P&G, of $3.0 million for a license to certain of our patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007, or P&G Agreement, which was recorded as deferred revenue when received. In the event of a material uncured breach of the definitive agreement by us, we could be required to refund certain payments made to us under the P&G Agreement, including the $3.0 million payment. The license fee from P&G was amortized over a two-year period covering January 2007 through December 2008. Additionally, P&G was required to make quarterly payments to us in the amount of $250,000, beginning with a payment for the third quarter of 2006 and continuing until the first product under the agreement is shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment was treated as prepaid royalties and will be credited against royalty payments owed to us, and the remainder was credited to revenue and represents services provided by BIOLASE to P&G.

Pursuant to the terms of the P&G Agreement, after two years from the effective date of the P&G Agreement, P&G had the right, upon formal notice to us, to elect to convert its exclusive license of our patents into a non-exclusive license (and effectively allow us to license the patents to other parties), and cease making the $250,000 quarterly payments as described above. Pursuant to the P&G Agreement, P&G had forty-five (45) days following the end of each quarter to make the quarterly payment, after which a finance charge was to be assessed, equal to the prime rate of interest then in effect plus 100 basis points. We did not receive quarterly payments in 2009 or 2010 and we did not assess finance charges.
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
Pursuant to the Second Agreement, (i) certain of the prepaid royalties noted above will be released in accordance with the terms and conditions of the Second Agreement, (ii) P&G licensed to the Company certain of P&G’s intellectual property, including patents, for the Company’s use in the professional dental market, (iii) the Company will pay certain royalties to P&G, expressed as a percentage of net product sales, for the Company’s sales of certain light-based oral care devices to dental professionals within the professional market, and (iv) P&G retains certain rights that it had under the First Agreement with regard to certain of the Company’s intellectual property for use in the consumer market, as well as related royalties, expressed as a percentage of net product sales, to be paid by P&G to the Company. As a result of the Second Agreement, the prepaid royalty payments previously paid by P&G have been applied to the exclusive license period which is effective as of January 1, 2009 and continues through December 31, 2010. Previously recorded deferred revenue of $1.5 million, which has been applied to the exclusive license arrangement, is being recognized concurrent with the related exclusivity period. As of September 30, 2010, we recognized $1.3 million of licensing revenue. The remaining deferred exclusive license fees will be recognized at $187,500 per quarter through December 31, 2010. As of December 31, 2010, $375,000 will remain in our long term deferred revenue to be applied against future earned royalties.
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
On May 27, 2010, we entered into a Loan and Security Agreement, the Loan Agreement, with MidCap Financial, LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation, the Lenders, for term loan funding of up to $5 million. In connection with the Loan Agreement, we issued two Secured Promissory Notes in favor of the Lenders and two Warrant Agreements in favor of the Lenders for aggregate initial gross proceeds of $3 million. The two Warrant Agreements allow the Lenders to purchase up to an aggregate of 101,694 shares of our common stock at a per share price of $1.77, the “Warrants.
On August 3, 2010, MidCap Financial, LLC, assigned our loan to their legal entity, MidCap Funding III, LLC.
On September 23, 2010, we entered into Waiver and Amendment No. 1 to Loan and Security Agreement, the Waiver, with MidCap Funding III, LLC and Silicon Valley Bank, the Lenders. In connection with the Waiver, the Lenders agreed to, among other things, waive non-compliance with a financial covenant under the Loan Agreement, dated as of May 27, 2010, by and between us and the Lenders, specifically with respect to our non-compliance with certain minimum EBITDA financial covenants. The Waiver contains amendments and additional covenants regarding, among other things, loan amortization, loan prepayment without penalty for certain periods, equity raise covenants, supplemental financial reporting, supplemental cooperation with the Lenders, and additional disclosures and notices. In connection with the Waiver, we entered into an amendment to those certain existing warrants previously issued to the Lenders in connection with the Loan Agreement, which amendment contains a new per share exercise price of $0.84.

Pursuant to the Loan Agreement, the Lenders initially loaned us $3 million. The Loan Agreement included an option, which expired on August 31, 2010, for us to receive an additional $2 million in funding upon the satisfaction of certain conditions, including generating cash from other financing sources.
The outstanding principal balance of the loan bears interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus nine and one quarter percent. In the event we do not satisfy certain post-closing items, the loan will bear interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus eleven and one quarter percent. The interest rate will be adjusted each month and interest will be paid monthly. The Loan Agreement, as amended by the Waiver, requires interest only payments for the first four months and beginning in October 2010, the outstanding principal will be repaid in predetermined monthly installments. The final payment of all unpaid principal and accrued interest is due on May 2, 2013, the Maturity Date. Our obligations are secured by substantially all of our assets now owned or hereinafter acquired, including our intellectual property, as well as those of our two wholly-owned subsidiaries, BL Acquisition Corp. and BL Acquisition II, Inc., each of whom have provided a security agreement and certain guarantees to the Lenders. Certain of the assets secured by the security agreement are subordinate to the 2010 Security Agreement in favor of HSIC. As of September 30, 2010, interest on the note is being accrued at a rate of 14.25%. Interest expense, related loan origination fees, prepayment fees and warrant discount costs provided for an effective interest rate on the term loan of 34%.
The Loan Agreement permitted us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a prepayment fee. The amount of the prepayment fee depended on when the prepayment was made. If prepayment was made on or prior to the first anniversary of the date of the term loan, the prepayment fee was to be equal to six percent of the outstanding principal at the time of prepayment. If prepayment was made after the first anniversary of the term loan and on or prior to the second anniversary of the term loan, the prepayment fee was to be equal to four percent of the outstanding principal at the time of prepayment. If prepayment was made after the second anniversary of the term loan and prior to the Maturity Date, the prepayment fee was to be equal to two percent of the outstanding principal at the time of prepayment. The Waiver provides for prepayment of the Loans on or before March 31, 2011, subject to certain terms, without any prepayment penalty or other fee as stated above.
The Loan Agreement requires certain post-closing covenants and compliance with customary financial and performance covenants and provides for customary events of default. If a default occurs, the Lenders may declare the amounts outstanding under the Loan Agreement immediately due and payable. We did not meet a defined minimum “EBITDA” test for the period ended June 30, 2010. On August 16, 2010, the Lenders agreed to an interim forbearance period of 15 days as we continue our discussions with the Lenders regarding the performance covenant requirements. On September 23, 2010, the Lenders agreed to waive any non-compliance with our financial covenant requirements through September 30, 2010.
Pursuant to the Loan Agreement, we paid a commitment fee of one-half of one percent of the aggregate $5 million term loan amount, or $25,000. This commitment fee and the legal costs associated with acquiring the loan were capitalized and are being amortized as interest expense, using the effective interest method over the term of the loan. In addition, upon our repayment of the loan, we must pay a final payment fee equal to five percent of the total amount funded under the Loan Agreement which is being accrued and charged to interest expense using the effective interest method over the term of the loan.
In connection with the Loan Agreement, we issued to the Lenders the Warrants. The Warrants are immediately exercisable and may be exercised on a cashless basis. In lieu of exercising these warrants, the holders may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 26, 2015. The $103,000 estimated fair value of the Warrants was determined by the Black Scholes option pricing model. The Warrants were recorded as equity, resulting in a discount to the Term Loan at issuance. The discount is being amortized to interest expense using the effective interest method over the term of the loan. In connection with the Waiver, we entered into an amendment to those certain existing warrants previously issued to the Lenders in connection with the Loan Agreement, which amendment reduced the new per share exercise price to $0.84. The additional incremental estimated fair value of the Warrants of $12,000 was recorded as equity, resulting in an increase in Loan discount to the Term Loan. The discount is being amortized to interest expense using the effective interest method over the term of the loan.

The Waiver provides for additional warrants to be issued to the Lenders in the event that the required Equity Financing does not close on or before March 31, 2011 or if the required Equity Financing results in aggregate net cash proceeds of less than $5 million.
The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected term (years)	5.00
Volatility	87%
Annual dividend per share	$0.00
Risk-free interest rate	1.34%
The components of the term loan payable were as follows:

September 30,
2010
Term loan payable	$3,000
Net discount	(97)

Net term loan payable	2,903
Term loan payable, current portion, net of discount	(1,138)

Term loan payable, long-term, net of discount	$1,765

In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. As of September 30, 2010, there was no amount outstanding under this arrangement.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
On April 6, 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against us in the United States District Court for the Central District of California, related to our iLase diode laser. The lawsuit alleges claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, and violation of the California Unfair Trade Practices Act.
On May 18, 2010, Discus and Zap filed a First Amended Complaint. The Amended Complaint alleges claims for the same causes of action, but the Amended Complaint dropped an allegation of fraud, as well as certain allegations related to the claims for trademark infringement and unfair competition.
On July 12, 2010, Discus informed the Court that it had acquired all ownership interests in and to Zap and, thus, requested that Zap be dropped as a party to the action. The Court granted that request and, accordingly, Discus is the sole plaintiff in the lawsuit. A jury trial has been scheduled for November 15, 2011.
We intend to vigorously defend the Company against this lawsuit. While, based on the facts presently known, we believe we have meritorious defenses to the claims asserted by Discus, there is no guarantee that we will prevail in this suit or receive any relief if we do prevail. As of September 30, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.
Supplier Purchase Commitment
We have a long term commitment to a supplier in the amount of $4.5 million for purchases through 2012 or later depending on the terms set forth in an amendment to the supply schedule dated October 1, 2010. There is no purchase commitment that remains for the 2010 year.

NOTE 10 — SEGMENT INFORMATION
We currently operate in a single business segment. For the three and nine months ended September 30, 2010, sales in the United States accounted for approximately 64% and 59% respectively, of net revenue, and international sales accounted for approximately 36% and 41%, respectively, of net revenue. For the three and nine months ended September 30, 2009, sales in the United States accounted for approximately 71% and 74% respectively, of net revenue, and international sales accounted for approximately 29% and 26%, respectively, of net revenue.
Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$3,984	$8,540	$9,739	$24,364
International	2,236	3,545	6,768	8,632

	$6,220	$12,085	$16,507	$32,996

Long-lived assets located outside of the United States at our foreign subsidiaries, including assets held for sale, were $604,000 and $702,000 million as of September 30, 2010 and December 31, 2009, respectively.
NOTE 11 — CONCENTRATIONS
Revenue from our Waterlase systems, our principal product, comprised 31% and 28% of total net revenue for the three and nine months ended September 30, 2010, respectively, and 58% and 55% of total net revenue, respectively, for the same periods in 2009. Revenue from our Diode systems comprised 34% and 26% of total net revenue for the three and nine months ended September 30, 2010, respectively, and 15% and 18%, for the same periods of 2009.
Approximately 46% and 57% of our laser system and consumable products net revenue in the three and nine months ended September 30, 2010 was generated through sales to HSIC worldwide. Approximately 85% and 90% of our laser system and consumable products net revenue in the three and nine months ended September 30, 2009 was generated through sales to HSIC worldwide. There were no sales concentrations greater than 10% within any individual country outside the United States for the three and nine month periods ended September 30, 2010 and 2009.
We maintain our cash and cash equivalents accounts with established commercial banks. Through September 30, 2010, such cash deposits periodically exceeded the Federal Deposit Insurance Corporation insured limit.
Accounts receivable concentrations from HSIC and four other distributors totaled $854,000 and $915,000 or 30% and 34%, respectively, at September 30, 2010. Accounts receivable concentrations from HSIC worldwide totaled $2.5 million or 58% at December 31, 2009.
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
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(2,726)	$859	$(12,195)	$(1,487)
Other comprehensive (loss) income items:
Foreign currency translation adjustments	227	84	(67)	(7)

Comprehensive (loss) income	$(2,499)	$943	$(12,262)	$(1,494)

NOTE 13 — INCOME TAXES
Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have elected to classify interest and penalties as a component of our income tax provision. As a result, we recognized a $156,000 liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For the nine months ended September 30, 2010, we recorded an increase of $4,000 in the liability for unrecognized tax benefits, including related estimates of penalties and interest. The liability for unrecognized tax benefits at September 30, 2010 and December 31, 2009 was $157,000 and $153,000, respectively. Such amount is included in other liabilities, long-term in the accompanying consolidated balance sheets.

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
On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes included advance payments in respect of, among other things, purchases of the iLase and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with advance payments of $5.8 million we entered into a security agreement, or February 2010 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the February 2010 Security Agreement, the security interest granted was to be released upon products delivered by us to HSIC in respect of such advance payments.
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
On March 9, 2010, we entered into a letter agreement with HSIC, effective April 1, 2010. The letter agreement called for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales were to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provided incentives for HSIC to focus on its core customer base, and allowed us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement had an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.

On August 13, 2010, we entered into a letter agreement with HSIC. This letter agreement, effective August 17, 2010, reduced the advance notice required to terminate the March 9, 2010 letter agreement form sixty to forty-five days.
On September 23, 2010, we entered into a Distribution and Supply Agreement, the Agreement, with HSIC, effective August 30, 2010. The Agreement terminated that certain License and Distribution Agreement, dated as of August 8, 2006, as amended, the Terminated Distribution Agreement, which provided for, among other things, exclusive distribution rights for HSIC in North America. Under the Agreement, we granted HSIC certain non-exclusive distribution rights in North America, and in certain other international markets, with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with this Agreement, HSIC made prepayments of $3 million and placed an irrevocable $9 million open purchase order for our products, $6 million of which will be for the purchase of the iLase, with an option for an additional $3 million of iLase or for other laser systems. In connection with the advance payment, we agreed to enter into an Amended and Restated Security Agreement, dated September 23, 2010 and with an effective date of August 30, 2010, or the August 2010 Security Agreement, which amended and restated the February 2010 Security Agreement. The August 30, 2010 Security Agreement granted to HSIC a security interest our inventory and assets as security for advance payment amounts made under the Agreement and the Terminated Distribution Agreement, such security interest to be released by HSIC upon products delivered in respect of the purchase order set forth above. The Agreement has an initial term that ends on December 31, 2013, after which the Agreement will automatically renew for successive one year terms unless certain notice is provided by either party to the other, and HSIC’s distribution rights in those territories other than North America shall terminate on December 31, 2012.
In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, and the September 23, 2010 definitive agreement, we have received advance payments totaling $14.8 million, of which $8.4 million remained a customer deposit at September 30, 2010 and will be applied against the open purchase orders.
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
Revenue Recognition. Effective August 30, 2010, our products are sold domestically directly to customers through our direct sales force and through non-exclusive distributors. Sales are recorded upon shipment from our facility and payment of our invoices is generally due within 30 days or less. Internationally, we sell products through independent distributors including HSIC in certain countries. We recognize revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.
Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, certain support services, installation and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value of the undelivered elements. Revenue attributable to the undelivered elements, primarily training, is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement.
The key judgments related to our revenue recognition relates to the collectability of payment from the customer and the satisfaction of all elements of the arrangement having been delivered and that no additional customer credits and discounts are needed. We evaluate the customer’s credit worthiness prior to the shipment of the product. Based on our assessment of the credit information available to us, we may determine the credit risk is higher than normally acceptable, and we will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may cause us to defer the revenue until the obligation is satisfied.

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
We may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized as a reduction in revenue or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.
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
Warranty Cost. Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our diode systems warranty period is up to two years from date of sale to the end-user by us or HSIC. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor. Effective October 1, 2009, Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our ezlase and iLase systems warranty period is up to twenty eight months from date of sale to the international distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

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
Income Taxes. Based upon our operating losses during 2010 and 2009 and the available evidence, management determined that it is more likely than not that the deferred tax assets as of September 30, 2010 will not be realized, excluding a portion of the foreign deferred tax assets in the amount of $28,000. Consequently, we established a valuation allowance against our net deferred tax asset, excluding a portion of the foreign operations, in the amount of $35.2 and $30.2 million as of September 30, 2010 and December 31, 2009, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.
Off-Balance Sheet Arrangements. We have no off-balance sheet financing or contractual arrangements.

Results of Operations
The following table presents certain data from our consolidated statements of operations expressed as percentages of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Statements of Operations Data:	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.2	51.7	75.8	52.4

Gross profit	28.8	48.3	24.2	47.6

Operating expenses:
Sales and marketing	33.9	18.5	47.4	24.4
General and administrative	21.4	14.0	30.5	18.2
Engineering and development	12.5	8.3	18.1	9.7

Total operating expenses	67.8	40.8	96.0	52.3

(Loss) income from operations	(39.0)	7.5	(71.8)	(4.7)
Non-operating (loss) income, net	(4.4)	(0.4)	(1.8)	0.4

(Loss) income before income tax provision	(43.4)	7.1	(73.6)	(4.3)
Income tax provision	0.4	0.0	0.3	0.2

Net (loss) income	(43.8)%	7.1%	(73.9)%	(4.5)%

The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Waterlase systems	$1,896	31%	$7,060	58%	$4,586	28%	$18,008	55%
Diode systems	2,098	34%	1,767	15%	4,311	26%	5,969	18%
Consumables and Service	2,008	32%	2,969	25%	6,188	37%	7,825	24%

Products and services	6,002	97%	11,796	98%	15,085	91%	31,802	97%
License fee and royalty	218	3%	289	2%	1,422	9%	1,194	3%

Net revenue	$6,220	100%	$12,085	100%	$16,507	100%	$32,996	100%

Three months ended September 30, 2010 and 2009
Net Revenue. Net revenue for the three months ended September 30, 2010 was $6.2 million, a decrease of $5.9 million or 48% as compared with net revenue of $12.1 million for the three months ended September 30, 2009.
Laser system net revenue decreased by approximately $4.8 million or 55% in the quarter ended September 30, 2010 compared to the same quarter of 2009. Sales of our Waterlase systems decreased $5.2 million or 73% in the quarter ended September 30, 2010 compared to the same period in 2009 due primarily to an overall reduction in domestic sales to our primary distributor largely due to their efforts to reduce their inventory. Our Diode family of products increased by $331,000 or 19% in the third quarter of 2010 compared to the same quarter of 2009. The increase resulted primarily from $1.6 million in sales of the iLase offset by decreased ezlase sales both domestically and internationally.
Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts, and shipping revenue decreased by approximately $961,000 or 32% for the three months ended September 30, 2010 as compared to the same period of 2009. Consumable products revenue decreased $715,000 or 40% primarily as a result of the decreased sales of the Turbo Upgrade in the quarter ended September 30, 2010 as compared to the same period in 2009. Services revenues decreased $246,000 or 21% as compared to the same period of 2009.
License fees and royalty revenue decreased $71,000 or 25% in the quarter ended September 30, 2010 compared to the same quarter of 2009. The decrease resulted from the amortization of the HSIC license fee in the 2009 offset by the recognition of P&G previously deferred royalty revenue recognized in 2010.

Domestic revenues were $4.0 million, or 64% of net revenue, for the three months ended September 30, 2010 versus $8.5 million, or 71% of net revenue, for the three months ended September 30, 2009. International revenues for the quarter ended September 30, 2010 were $2.2 million, or 36% of net revenue, as compared with $3.5 million, or 29% of net revenue, for the quarter ended September 30, 2009.
Gross Profit. Gross profit for the three months ended September 30, 2010 decreased by $4.0 million from $5.8 million to $1.8 million, and decreased to 29% of net revenue as compared with 48% of net revenue for the three months ended September 30, 2009. The overall decrease in gross profit quarter over quarter was primarily a result of decreased sales revenue in comparison to fixed and unabsorbed manufacturing costs in cost of revenue.
Operating Expenses. Operating expenses for the three months ended September 30, 2010 decreased by $714,000, or 15%, to $4.2 million as compared to $4.9 million for the three months ended September 30, 2009, however they increased as a percentage of net revenue to 68% from 41%. The decrease is primarily due to the cost reductions implemented in the third quarter of 2010. We will continue cost reductions where it makes sense to help offset the negative impact of current economic conditions.
Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2010 decreased by $121,000, or approximately 5%, to $2.1 million, or 34% of net revenue, as compared with $2.2 million, or 18% of net revenue, for the three months ended September 30, 2009. Conventions and seminars expenses increased $266,000 compared to prior year due to a prior year pickup in expense resulting from a refund. This increase was offset by reduced commission expense of $80,000, reduced payroll and related expenses of $176,000 and reduced travel expenses of $99,000 in the quarter ended September 30, 2010 compared with the same quarter of 2009.
General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2010 decreased by $369,000, or 22%, to $1.3 million, or 21% of net revenue, as compared with $1.7 million, or 14% of net revenue, for the three months ended September 30, 2009. The decrease in general and administrative expenses resulted primarily from decreased payroll and related expenses of $283,000, decreased board fees of $42,000 and decreases in bad debt expense of $47,000.
Engineering and Development Expense. Engineering and development expenses for the three months ended September 30, 2010 decreased by $224,000, or 22%, to $775,000, or 12% of net revenue, as compared with $1.0 million, or 8% of net revenue, for the three months ended September 30, 2009. The decrease is primarily related to decreased payroll and consulting related expenses of $159,000 unrelated to new product development and decreased supplies expense of $51,000 in the quarter ended September 30, 2010 compared with the same quarter of 2009.
Non-Operating Income (Loss)
Gain on Foreign Currency Transactions. We recognized a $118,000 loss on foreign currency transactions for the three months ended September 30, 2010, compared to a $40,000 loss on foreign currency transactions for the three months ended September 30, 2009 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned the majority of our sales from through our foreign subsidiaries to sales through third-party distributors, the amount of inter-company transactions and related balances should continue to be reduced in the future.
Interest Income. Interest income resulted from interest earned on our cash and cash equivalents balances. Interest income for the three months ended September 30, 2010 was $1,000 as compared with $1,000 for the three months ended September 30, 2009.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest and related debt costs on our term loan which was funded on May 27, 2010. Interest expense for the quarter ended September 30, 2010 was $157,000 as compared to $7,000 for the quarter ended September 30, 2009, an increase of $150,000 which was primarily related to interest and debt costs on our term loan payable.
Income Taxes. An income tax provision of $28,000 was recognized for the three months ended September 30, 2010 as compared with an income tax benefit of $1,000 for the three months ended September 30, 2009. On January 1, 2007, we adopted the interpretations issued by the FASB regarding uncertain tax positions. As a result, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For each of the three months ended September 30, 2010 and 2009, we recorded an increase of $1,000, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2010, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $35.2 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.

Nine months ended September 30, 2010 and 2009
Net Revenue. Net revenue for the nine months ended September 30, 2010 was $16.5 million, a decrease of $16.5 million or 50% as compared with net revenue of $33 million for the nine months ended September 30, 2009.
Laser system net revenue decreased by approximately $15.1 million or 63% in the nine months ended September 30, 2010 compared to the same period of 2009. Sales of our Waterlase systems decreased $13.4 million or 75% in the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to an overall reduction in domestic sales to our primary distributor largely due to their efforts to reduce their inventory. Our Diode family of products decreased $1.7 million or 28% in the nine months ended September 30, 2010 compared to the same period of 2009. The decrease resulted primarily from decreased volume sales of the ezlase both domestically and internationally due to our primary distributors efforts to reduce their inventory. This was partially offset by the launch of the iLase with sales of $2.2 million worldwide during 2010. We feel the continued adverse worldwide economic environment has been a significant cause for the decreased sales as well as the change in the purchasing pattern from our distributor.
Consumables and service net revenue decreased by approximately $1.6 million or 21% for the nine months ended September 30, 2010 as compared to the same period of 2009. Consumable products revenue decreased $1.2 million or 28% primarily as a result of the decreased sales of the Turbo Upgrade in the nine months ended September 30, 2010 as compared to the same period in 2009. Services revenues decreased $449,000 or 13% as compared to the same period of 2009.
License fees and royalty revenue increased approximately $228,000 to $1.4 million in the nine months ended September 30, 2010 compared to $1.2 million in the same period of 2009. The 2010 period included $1.3 million of recognized deferred royalties from P&G in accordance with the May 20, 2010 agreement compared to the amortization of the HSIC license fee for the same period in 2009.
Domestic revenues were $9.7 million, or 59% of net revenue, for the nine months ended September 30, 2010 versus $24.4 million, or 74% of net revenue, for the nine months ended September 30, 2009. International revenues for the nine months ended September 30, 2010 were $6.8 million, or 41% of net revenue, as compared with $8.6 million, or 26% of net revenue, for the nine months ended September 30, 2009.
Gross Profit. Gross profit for the nine months ended September 30, 2010 decreased by $11.7 million to $4.0 million, or 24% of net revenue, as compared with gross profit of $15.7 million, or 48% of net revenue, for the nine months ended September 30, 2009. The overall decrease was primarily due to lower sales volumes in comparison to fixed and unabsorbed manufacturing costs in cost of revenue. This was partially offset by net increase in revenue recognized on deferred royalties from P&G.
Operating Expenses. Operating expenses for the nine months ended September 30, 2010 decreased by $1.4 million or 8%, to $15.8 million as compared to $17.2 million for the nine months ended September 30, 2009 but increased as a percentage of net revenue to 96% from 52% on lower net revenue from period to period. We continue to implement cost reductions to help offset the negative impact of current economic conditions.
Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2010 decreased by $221,000, or approximately 3%, to $7.8 million, or 47% of net revenue, as compared with $8.1 million, or 24% of net revenue, for the nine months ended September 30, 2009. Major factors contributing to the reduction were a decrease in payroll and consulting related expenses of $459,000 and a commission expense decrease of $313,000 offset by increased travel and entertainment of $42,000 and an increase in advertising and product literature related expenses of $514,000 related primarily to the launch of the iLase in the nine months ended September 30, 2010 compared with the same period of 2009.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2010 decreased by $1.0 million, or 16%, to $5.0 million, as compared with $6.0 million for the nine months ended September 30, 2009, but increased as a percentage of net revenue to 30% from 18% on lower net revenue from period to period. The decrease in general and administrative expenses resulted primarily from decreased payroll and consulting related expenses of $1.1 million, decreased depreciation expenses of $197,000 and decreased audit fees of $97,000. These decreases were partially offset by an increase in provision for bad debt of $84,000 due to previously determined uncollectible accounts in 2009 becoming collectible, increased legal and patent related fees of $200,000 and an increase in investor relations and board fees of $114,000 partially due to the board waving their Q1 Board Fees in 2009.
Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2010 decreased by $211,000 or 7%, to $3.0 million, as compared with $3.2 million for the nine months ended September 30, 2009, but increased as a percentage of net revenue to 18% from 10% on lower net revenue from period to period. The increase in depreciation expense of $56,000 related to purchases of molds and tooling for the iLase was offset by a decrease in payroll and consulting related expenses of $279,000.
Non-Operating Income (Loss)
Gain on Foreign Currency Transactions. We recognized a $75,000 loss on foreign currency transactions for the nine months ended September 30, 2010, compared to a $166,000 gain on foreign currency transactions for the nine months ended September 30, 2009 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have now transitioned most of our sales from our foreign subsidiaries to sales through third party distributors, the amount of inter-company transactions and related balances should be reduced in the future.
Interest Income. Interest income resulted from interest earned on our cash and cash equivalents balances. Interest income for the nine months ended September 30, 2010 was $2,000 as compared with $4,000 for the nine months ended September 30, 2009. The decrease is the result of lower average cash balances during the 2010 period compared to the same period in 2009.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest and related debt costs on outstanding balances on our term loan payable. Interest expense for the nine months ended September 30, 2010 was $216,000 as compared to $49,000 for the nine months ended September 30, 2009. Interest expense, including amortization of loan costs and debt discounts related to our loan payable was $208,000 in the nine months ended September 30, 2010 as compared to interest expense of $42,000 in the nine months ended September 30, 2009 related to our previous line of credit that was paid in full on February 5, 2009.
Income Taxes. An income tax provision of $52,000 was recognized for the nine months ended September 30, 2010 as compared with $57,000 for the nine months ended September 30, 2009. On January 1, 2007, we adopted the interpretations issued by the FASB regarding uncertain tax positions. As a result, we recognized a $156,000 liability for unrecognized tax benefits, including related estimates of penalties and interest, which was accounted for as an increase in the January 1, 2007 accumulated deficit balance. For each of the nine months ended September 30, 2010 and 2009, we recorded an increase of $5,000, in the liability for unrecognized tax benefits, including related estimates of penalties and interest. As of September 30, 2010, we have a valuation allowance against our net deferred tax assets, excluding foreign operations, in the amount of $35.2 million. Based upon our operating losses and the weight of the available evidence, management believes it is more likely than not that we will not realize all of these deferred tax assets.
Liquidity and Capital Resources
We have incurred significant net losses and net revenue has declined during the past three years. As of September 30, 2010, we had $2.2 million in cash and cash equivalents to finance operations and satisfy our obligations. On September 23, 2010, we entered into a new distribution agreement (See Note 7) with HSIC, effective August 30, 2010, that changed our distributor relationship with HSIC from an exclusive to a non-exclusive distributor of our products. Under the Agreement, we granted HSIC certain non-exclusive distribution rights in North America, and in other international markets, with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with this agreement, HSIC made prepayments of $3 million and placed an irrevocable $9 million open purchase order for our products, $6 million of which will be for the purchase of the iLase, with an option for an additional $3 million of iLase or for other laser systems. In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, and the September 23, 2010 definitive agreement, we have received advance payments totaling $14.8 million, of which $8.4 million remained a customer deposit at September 30, 2010 and will be applied against the open purchase orders.

On May 27, 2010 we entered into a Loan and Security Agreement in respect of a $5 million term loan, $3 million was funded on such date. On September 23, 2010 we entered into Waiver and Amendment No. 1 to the Loan and Security Agreement which, among other things, waived our non-compliance at June 30, 2010 and September 30, 2010 with a financial covenant contained in the Loan and Security Agreement. (See Note 8) In addition to the loan funding we received, we implemented cost cutting measures in the second and third quarters of 2010 which included a reduction in headcount of approximately 25 full time employees. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to the end-user and through distributors, raise additional financing through public or private equity or debt financing, to establish profitable operations through increased sales and decreased expenses, or to secure other sources of financing to fund operations. Management intends to seek to increase sales through the efforts of our direct sales force and through our distributor relationships domestically and around the world. However, there can be no assurance we will be able to increase sales, reduce expenses or line up new financing sources.
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
On February 16, 2010, we entered into a letter agreement amending the License and Distribution Agreement, dated as of August 8, 2006, as amended. Pursuant to the letter agreement, we agreed to HSIC’s request to make certain changes to the applicable product categories required to be purchased by HSIC through March 31, 2010, as set forth in the February 27, 2009 letter agreement. The changes included advance payments in respect of, among other things, purchases of the iLase, and the provision of upgrades by us to existing products, should such upgrades be made available in the future. In connection with advance payments of $5.8 million we entered into a security agreement, or February 2010 Security Agreement, with HSIC, granting to HSIC a security interest in our inventory, equipment, and other assets. Pursuant to the February 2010 Security Agreement, the security interest granted was to be released upon products delivered by us to HSIC in respect of such advance payments.
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
On March 9, 2010, we entered into a letter agreement with HSIC, effective April 1, 2010. The letter agreement called for guaranteed minimum purchases by HSIC of $18 million, payable in semi-monthly payments of $750,000, solely in respect of laser equipment in certain territories, plus additional laser equipment purchases on an uncapped basis in certain other territories, plus incremental purchases of consumable products and services in certain applicable territories. Pursuant to this letter agreement, all dental sales were to be provided exclusively through HSIC in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. This letter agreement provided incentives for HSIC to focus on its core customer base, and allowed us to generate incremental sales to additional dental offices outside of HSIC’s core customer base. This letter agreement had an initial term of one year, after which this letter agreement may be extended for a period of six months by mutual agreement. Either party may terminate this letter agreement upon sixty days’ advance written notice to the other party.
On August 13, 2010, we entered into a letter agreement with HSIC. This letter agreement, effective August 17, 2010, reduces the advance notice required to terminate the March 9, 2010 letter agreement form sixty to forty-five days.
On September 23, 2010, we entered into a Distribution and Supply Agreement, the Agreement, with HSIC, effective August 30, 2010. The Agreement terminated that certain License and Distribution Agreement, dated as of August 8, 2006, as amended, the Terminated Distribution Agreement, which provided for, among other things, exclusive distribution rights for HSIC in North America. Under the Agreement, we granted HSIC certain non-exclusive distribution rights in North America, and in certain other international markets, with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with this Agreement, HSIC made prepayments of $3 million and placed an irrevocable $9 million open purchase order for our products, $6 million of which will be for the purchase of the iLase, with an option for an additional $3 million of iLase or for other laser systems. In connection with the advance payment, we agreed to enter into an Amended and Restated Security Agreement, dated September 23, 2010 and with an effective date of August 30, 2010, or the August 2010 Security Agreement, which amended and restated the February 2010 Security Agreement. The August 30, 2010 Security Agreement granted to HSIC a security interest in our inventory and assets as security for advance payment amounts made under the Agreement and the Terminated Distribution Agreement, such security interest to be released by HSIC upon products delivered in respect of the purchase order set forth above. The Agreement has an initial term that ends on December 31, 2013, after which the Agreement will automatically renew for successive one year terms unless certain notice is provided by either party to the other, and HSIC’s distribution rights in those territories other than North America shall terminate on December 31, 2012.

In respect of the February 16, 2010 and March 9, 2010 letter agreements with HSIC, and the September 23, 2010 definitive agreement, we have received advance payments totaling $14.8 million, of which $8.4 million remained a customer deposit at September 30, 2010 and will be applied against the open purchase orders.
As of March 31, 2010, HSIC had fulfilled its obligation for minimum payments of $42.7 million under the February 27, 2009 letter agreement. As of September 30, 2010, HSIC has fulfilled its guaranteed minimum purchase obligations and related prepayments to date per the March 9, 2010 letter agreement as superseded by the September 23, 2010 agreement. Although we believe the level of HSIC’s inventory was reduced in the first nine months of 2010, we believe that HSIC’s inventory remains above historical levels.
At September 30, 2010, we had negative net working capital of $4.5 million, a decrease of $9.8 million from $5.3 million in net working capital at December 31, 2009 resulting primarily from increased customer deposits of $8.4 million and a term loan payable of $1.1 million which was partially offset by increased inventory balances of $571,000. Our principal sources of liquidity at September 30, 2010 consisted of our cash and cash equivalents balance of $2.2 million.
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
On May 27, 2010, we entered into a Loan and Security Agreement, the Loan Agreement, with MidCap Financial, LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation, collectively, the Lenders, for term loan funding of up to $5 million. In connection with the Loan Agreement, we issued two Secured Promissory Notes in favor of the Lenders and two Warrant Agreements in favor of the Lenders for aggregate initial gross proceeds of $3 million. The two Warrant Agreements allow the Lenders to purchase up to an aggregate of 101,694 shares of our common stock at a per share price of $1.77, the “Warrants.
On August 3, 2010, MidCap Financial, LLC, assigned our loan to their legal entity, MidCap Funding III, LLC.
On September 23, 2010, we entered into Waiver and Amendment No. 1 to Loan and Security Agreement, the Waiver, with MidCap Funding III, LLC and Silicon Valley Bank, the “Lenders. In connection with the Waiver, the Lenders agreed to, among other things, waive non-compliance with a financial covenant under the Loan Agreement, dated as of May 27, 2010, by and between us and the Lenders, specifically with respect to our non-compliance with certain minimum EBITDA financial covenants. The Waiver contains amendments and additional covenants regarding, among other things, loan amortization, loan prepayment without penalty for certain periods, equity raise covenants, supplemental financial reporting, supplemental cooperation with the Lenders, and additional disclosures and notices. In connection with the Waiver, we entered into an amendment to those certain existing warrants previously issued to the Lenders in connection with the Loan Agreement, which amendment contains a new per share exercise price of $0.84.
Pursuant to the Loan Agreement, the Lenders initially loaned us $3 million. The Loan Agreement included an option, which expired on August 31, 2010, for us to receive an additional $2 million in funding upon the satisfaction of certain conditions, including generating cash from other financing sources.
The outstanding principal balance of the loan bears interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus nine and one quarter percent. In the event we do not satisfy certain post-closing items, the loan will bear interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus eleven and one quarter percent. The interest rate will be adjusted each month and interest will be paid monthly. The Loan Agreement, as amended by the Waiver, requires interest only payments for the first four months and beginning in October 2010, the outstanding principal will be repaid in predetermined monthly installments. The final payment of all unpaid principal and accrued interest is due on May 2, 2013, the Maturity Date. Our obligations are secured by substantially all of our assets now owned or hereinafter acquired, including our intellectual property, as well as those of our two wholly-owned subsidiaries, BL Acquisition Corp. and BL Acquisition II, Inc., each of whom have provided a security agreement and certain guarantees to the Lenders. Certain of the assets secured by the security agreement are subordinate to the 2010 Security Agreement in favor of HSIC. As of September 30, 2010, interest on the note is being accrued at a rate of 14.25%. Interest expense, related loan origination fees, prepayment fees and warrant discount costs provided for an effective interest rate on the term loan of 34%.

The Loan Agreement permitted us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a prepayment fee. The amount of the prepayment fee depended on when the prepayment was made. If prepayment was made on or prior to the first anniversary of the date of the term loan, the prepayment fee was to be equal to six percent of the outstanding principal at the time of prepayment. If prepayment was made after the first anniversary of the term loan and on or prior to the second anniversary of the term loan, the prepayment fee was to be equal to four percent of the outstanding principal at the time of prepayment. If prepayment was made after the second anniversary of the term loan and prior to the Maturity Date, the prepayment fee was to be equal to two percent of the outstanding principal at the time of prepayment. The Waiver provides for prepayment of the Loans on or before March 31, 2011, subject to certain terms, without any prepayment penalty or other fee as stated above.
The Loan Agreement requires certain post-closing covenants and compliance with customary financial and performance covenants and provides for customary events of default. If a default occurs, the Lenders may declare the amounts outstanding under the Loan Agreement immediately due and payable. We did not meet a defined minimum “EBITDA” test for the period ended June 30, 2010. On August 16, 2010, the Lenders agreed to an interim forbearance period of 15 days as we continue our discussions with the Lenders regarding the performance covenant requirements. On September 23, 2010, the Lenders agreed to waive any non-compliance with our financial covenant requirements through September 30, 2010.
Pursuant to the Loan Agreement, we paid a commitment fee of one-half of one percent of the aggregate $5 million term loan amount, or $25,000. This commitment fee and the legal costs associated with acquiring the loan were capitalized and are being amortized as interest expense using the effective interest method over the term of the loan. In addition, upon our repayment of the loan, we must pay a final payment fee equal to five percent of the total amount funded under the Loan Agreement which is being accrued and charged to interest expense using the effective interest method over the term of the loan.
In connection with the Loan Agreement, we issued to the Lenders the Warrants. The Warrants are immediately exercisable and may be exercised on a cashless basis. In lieu of exercising these warrants, the holders may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 26, 2015. The $103,000 estimated fair value of the Warrants was determined by the Black Scholes option pricing model. The Warrants were recorded as equity, resulting in a discount to the Term Loan at issuance. The discount is being amortized to interest expense using the effective interest method over the term of the loan. In connection with the Waiver, we entered into an amendment to those certain existing warrants previously issued to the Lenders in connection with the Loan Agreement, which amendment contains a new per share exercise price of $0.84. The additional incremental estimated fair value of the Warrants of $12,000 was recorded as equity, resulting in an increase in Loan discount to the Term Loan. The discount is being amortized to interest expense using the effective interest method over the term of the loan.
For the nine months ended September 30, 2010, our operating activities used cash of approximately $3.6 million compared to cash used of $1.8 million for the nine months ended September 30, 2009. Cash flows from operating activities in the quarter ended September 30, 2010 were negatively impacted by the net loss recorded in the period offset by an $8.4 million customer deposit from HSIC. The most significant changes in operating assets and liabilities for the nine months ended September 30, 2010 as reported in our consolidated statements of cash flows were decreases of $1.4 million in accounts receivable (before the change in allowance for doubtful accounts) and an $8.4 million increase in customer deposits offset by a decrease in accounts payable and accrued liabilities of $1.2 million.
In December 2009, we financed approximately $573,000 of insurance premiums payable in ten equal monthly installments of approximately $58,000 each, including a finance charge of 3.24%. On January 10, 2006, we entered into a five-year facility lease with initial monthly installments of $39,000 and annual adjustments over the lease term. On September 24, 2009, we entered into a “First Amendment to Lease” which extended the facility lease term to April 20, 2015, adjusted basic rent and made modification provisions to the security deposit. These amounts are included in the outstanding obligations as of September 30, 2010 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2010 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating leases	$507	$981	$820	$—	$2,308
SurgiLight agreement	25	—	—	—	25
Insurance premium financing	—	—	—	—	—

Total	$532	$981	$820	$—	$2,333

In addition and not included in the above table is a long term commitment to a supplier in the amount of $4.5 million for purchases through 2012.
In conjunction the resignation by a member from our Board of Directors, we agreed to a consulting agreement, the terms to be determined, for $6,250 per month in exchange for certain specific services to be performed. Such services have not been performed as of September 30, 2010, and no definitive consulting agreement has ever been signed.
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
On April 30, 2008, we appointed David M. Mulder as Chief Financial Officer. Mr. Mulder had an employment agreement that obligated us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Mulder was terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $255,000 based on compensation in effect as of April 30, 2008, the date Mr. Mulder was appointed as our then Chief Financial Officer. On March 5, 2009, Mr. Mulder was appointed Chief Executive Officer and appointed to our Board of Directors. On April 3, 2009, we modified the financial terms of Mr. Mulder’s employment with us, in connection with his appointment to the position of Chief Executive Officer. Under the new terms of Mr. Mulder’s employment, in the event he was terminated by us without cause or he resigns with good reason, we agreed to pay Mr. Mulder his base salary then in effect (or $250,000, his new base salary as modified on April 3, 2009) payable in twenty-four equal semi-monthly installments. In addition, we agreed to pay Mr. Mulder’s COBRA premiums for twelve months. On June 10, 2010, Mr. Mulder was appointed President and Chairman of the Board. On August 24, 2010, Mr. Mulder resigned from his position as Chairman, CEO and President and as a member of our Board of Directors. On August 24, 2010, the Company entered into a Separation Agreement, or Agreement, with Mr. Mulder. Pursuant to the Agreement, we agreed to pay Mr. Mulder a severance payment of $10,416.67, payable in one installment, and COBRA premiums on his behalf for six months. The agreement superseded the severance provisions contained in the Employment Agreement, as amended, that we had with Mr. Mulder under the previous agreement.
On July 14, 2009, we appointed Brett L. Scott as Chief Financial Officer. Mr. Scott had an employment agreement that obligated us to pay him severance benefits under certain conditions, including termination without cause and resignation with good reason. In the event Mr. Scott was terminated by us without cause or he resigns with good reason, the total severance benefits payable would be approximately $102,500 based on the employment agreement in effect as of July 14, 2009. In addition, we agreed to pay Mr. Scott’s COBRA premiums for six months. On July 6, 2010, Mr. Scott resigned from his position as our Chief Financial Officer. On July 6, 2010, we entered into a Separation Agreement, or Agreement, with Mr. Scott. Pursuant to the Agreement, we agreed to pay Mr. Scott a severance payment of $17,500, payable in two consecutive installments. In addition, we agreed to pay COBRA premiums on his behalf for three months. The Agreement superseded the severance provisions contained in the Employment Agreement we had with Mr. Scott dated July 14, 2009.
On June 10, 2010, Mr. Federico Pignatelli was terminated as President of the Company. On July 1, 2010, Mr. Pignatelli was appointed Vice Chairman of the Board of Directors. In connection with such appointment, Mr. Pignatelli agreed to $1 cash compensation and 35,000 shares of Stock Options in lieu of the cash compensation paid to our Directors. We also agreed to reimburse Mr. Pignatelli for $50,000 of his out-of-pocket legal fees and expenses incurred in conjunction with stockholder activities. On August 24, 2010, Mr. Pignatelli was appointed Executive Chairman of the Board and Interim Chief Executive Officer of the Company. On September 30, 2010, Mr. Pignatelli was appointed the permanent Chief Executive Officer of the Company.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.2 million. Also, we have agreements with certain employees to pay bonuses based on targeted performance criteria.
In addition to the amounts shown in the table above, $109,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $28,000, respectively, at September 30, 2010. The liability for unrecognized tax benefits at September 30, 2010 and December 31, 2009 was $157,000 and $153,000, respectively.
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
Subsequent Event
On October 15, 2010, we received notice that we had regained compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market.
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
On May 27, 2010 we entered into a Loan and Security Agreement, the Loan Agreement, with MidCap Financial, LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation, the Lenders, for term loan funding of up to $5 million, $3 million of which was funded immediately and bore interest at an annual percentage rate equal to the greater of the thirty (30) day LIBOR rate or three percent, plus eleven and one quarter percent or 14.25% . This agreement was amended on September 23, 2010.
Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in money market accounts in which there is minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
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
On April 6, 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against us in the United States District Court for the Central District of California, related to our iLase diode laser. The lawsuit alleges claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, and violation of the California Unfair Trade Practices Act.
On May 18, 2010, Discus and Zap filed a First Amended Complaint. The Amended Complaint alleges claims for the same causes of action, but the Amended Complaint dropped an allegation of fraud, as well as certain allegations related to the claims for trademark infringement and unfair competition.
On July 12, 2010, Discus informed the Court that it had acquired all ownership interests in and to Zap and, thus, requested that Zap be dropped as a party to the action. The Court granted that request and, accordingly, Discus is the sole plaintiff in the lawsuit. A jury trial has been scheduled for November 15, 2011.
We intend to vigorously defend the Company against this lawsuit. While, based on the facts presently known, we believe we have meritorious defenses to the claims asserted by Discus, there is no guarantee that we will prevail in this suit or receive any relief if we do prevail. As of September 30, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we have incurred a loss contingency.
From time to time, we become involved in various claims and lawsuits of a character normally incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our financial condition or on our results of operations.

ITEM 1A.	RISK FACTORS.
Our business, financial condition, and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The discussion of our business and operations should be read together with the risk factors below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which was filed with the SEC, and our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010 which was filed with the SEC, and describe the various risks and uncertainties to which we are or may be subject. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 20, 2010, we issued warrants to acquire shares of our common stock to three of our service providers who provide investor relations services to us, in exchange for the provision of certain investor relations services without registration under the Securities Act of 1933, or the Act, in reliance on the exemption provided in Section 4(2) of the Act. The warrants will vest equally over four consecutive quarters. The following table shows the date of this issuance, the number of warrant shares issued, and the number of shares of our common stock exercisable, and the strike price of each warrant share.

			Shares of Common
Name	Date of Issuance	Number of Warrants	Stock Exercisable	Strike Price

Christopher Mark Rosgen	9/20/2010	24,000	24,000	$0.74

Allen and Caron Inc.	9/20/2010	10,000	10,000	$0.74

Alpenglow Ranch Inc.	9/20/2010	16,000	16,000	$0.74

ITEM 6.	EXHIBITS

Exhibit No.		Description

10.1		Settlement Agreement, dated July 6, 2010, by and between Biolase Technology, Inc. and Brett Scott.

10.2		Letter Agreement, dated August 13, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.

10.3		Forbearance Agreement, dated August 16, 2010, by and among Biolase Technology, Inc., MidCap Financial LLC, and Silicon Valley Bank.

10.4		Separation Agreement, dated August 24, 2010, by and between Biolase Technology, Inc. and David M. Mulder.

10.5	†	Distribution and Supply Agreement, dated September 23, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.

10.6		Amended and Restated Security Agreement, dated September 23, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.

10.7		Waiver and Amendment No. 1 to Loan and Security Agreement, dated September 23, 2010, by and among Biolase Technology, Inc., MidCap Funding III, LLC, and Silicon Valley Bank.

10.8		Amendment No. 1 to Warrant, dated September 23, 2010, in favor of MidCap Financial, LLC.

10.9		Amendment No. 1 to Warrant, dated September 23, 2010, in favor of SVB Financial Group.

31.1		Certification of Federico Pignatelli pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Federico Pignatelli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 3, 2010

BIOLASE TECHNOLOGY, INC., a Delaware corporation
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)