Form 10-K
period 2010-12-31
BIOLASE TECHNOLOGY INC
filed 2011-03-23
CIK 811240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates was $36,872,166 based on the last sale price of common stock on June 30, 2010.

As of March 15, 2011, there were 27,479,743 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, includes “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in Item 1A in this Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration (“FDA”) to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets.

We offer two categories of laser system products: (i) Waterlase systems and (ii) Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening. We believe that we are the world’s leading dental laser manufacturer and distributor and since 1998, we have sold approximately 8,000 Waterlase systems, including over 4,000 Waterlase MD systems, and more than 16,000 laser systems in total in over 50 countries. Other products under development address ophthalmology and other medical and consumer markets.

We currently operate in a single reportable business segment. We had net revenues of $26.2 million, $43.3 million and $64.6 million in 2010, 2009 and 2008, respectively, and we had net losses of $12.0 million, $3.0 million and $9.1 million for the same periods.

We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. Since 1998, our primary objective has been to be the leading designer, manufacturer and marketer of laser systems for the dental industry.

Recent Developments

In January 2011, we introduced the Waterlase iPlustm, a powerful and intuitive dual wavelength all-tissue dental laser system. We believe the iPlus, is our most significant advancement in all-tissue laser technology since we introduced the Waterlase MDtm in 2005. The Waterlase iPlus received FDA 510(k) clearance in the United States in August 2010 and received European CE mark-approval in February 2011.

Building on our Diode product line, in February 2010, we introduced our new iLasetm diode laser system which is a portable, battery-powered dental diode laser that provides minimally invasive solutions for common everyday soft tissue surgical and hygiene procedures. The iLase received European CE mark-approval in February 2010 and FDA 510(k) clearance in March 2010.

Also in 2010, we expanded the marketing of our Diolase 10tm diode laser to the physical therapy and sports medicine market by introducing our Deep Tissue handpiece. When we initially released the Diolase 10 and the accompanying Body Contour handpiece in 2009, we focused our sales efforts on the chiropractics market. Applications for the Diolase 10 include temporary pain relief, topical heating for temporary relief of minor muscle and joint pain and stiffness, temporary relief for insufficient local blood circulation and temporary muscle relaxation.

In February 2011, we announced that we will offer dental imaging systems which will enable dentists to diagnose patients’ needs and plan appropriate treatments. Our first series of dental imaging systems will include 3D Cone Beam Computed Tomography (CBCT), portable digital x-ray, and intra-oral camera devices. We expect to receive FDA 510(k) clearance for these products in mid- 2011.

Industry Background

General

Dental procedures are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue.

A 2007 American Dental Association (“ADA”) Survey of Dental Services Rendered (the “ADA Study”) estimated that more than 200 million hard tissue procedures are performed annually in the United States. Hard tissue procedures include cavity preparation, root canals and other procedures involving bone or teeth. The ADA Study also indicated that more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include operations such as gum line alteration. According to statistics compiled in the ADA Study, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists and the rest are performed by oral surgeons, endodontists, periodontists, and other specialists.

The ADA estimated that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral and systemic disease. According to the ADA, annual dental spending in the United States in 2008 was $99.9 billion and is expected to increase by approximately 2% to 6% per year through 2015.

We believe there is a growing awareness among consumers of the value and importance of a healthy smile and its connections to overall systemic health. As such, the dental industry has entered an era of growth and consideration of advanced technologies that allow dentists to perform simple or complex cosmetic dental procedures with minimal trauma, improved patient acceptance and clinically superior results. We believe our product offerings correspond with this trend, and we expect incremental growth from these pressures in the marketplace.

Traditional Dental Instruments

Dentists and other specialists choose from a variety of instruments depending on the tissue involved and the type of procedure. Most procedures require the use of multiple instruments to achieve the desired result.

High Speed Drills.  Most dentists use high speed drills for hard tissue procedures, such as preparing cavities for filling and gaining access for performing root canals or shaving and contouring oral bone tissue. Potentially adverse effects associated with drills include thermal heat transfer, vibration, pressure and noise. The cutting and grinding action of high speed drills can cause damage to the patient’s dental structure. The trauma caused to the surrounding tissues can lead to increased recovery times and the need for future crowns and root canals. Additionally, this grinding action of high speed drills may weaken the tooth’s underlying structure, leading to fractures and broken cusps. Procedures involving high-speed drills typically require anesthesia. Because many dentists do not recommend anesthetizing more than one or two quadrants of the mouth in a single session, patients may need to return several times to complete their treatment plan. Further, based on the results of several recent studies, autoclaving fails to completely decontaminate dental burs and approximately 15% of these “sterilized burs” carry pathogenic micro-organisms.

Cutting Instruments.  Soft tissue procedures, such as reshaping gum lines and grafting on new gum tissue, are typically performed by oral surgeons or periodontists using scalpels, scissors and other cutting tools. Due to the pain and discomfort associated with procedures performed with these instruments, most soft tissue procedures require the use of local anesthetic which results in numbness and discomfort, and often require stitches. The use of scalpels, scissors and other cutting tools typically cause bleeding, post-operative swelling and discomfort. Bleeding can impair the practitioner’s visibility during the procedure, thereby reducing efficiency and is a particular problem for patients with immune deficiencies or blood disorders, and patients taking blood-thinning medications.

Alternative Dental Instruments

Alternative technologies have been developed over the years to address the problems associated with traditional methods used in dentistry. Most alternatives have addressed either hard or soft tissue applications but not both. The predominant alternative technologies are discussed below.

Electrosurge Systems.  Electrosurge systems use an electrical current to heat a shaped tip that simultaneously cuts and cauterizes soft tissue, resulting in less bleeding than occurs with scalpels. However, electrosurge can damage surrounding tissue, and is generally less precise than lasers. Electrosurge is also not suitable for hard tissue procedures and, due to the depth of penetration, generally requires anesthesia and a lengthy healing process. Electrosurge generally cannot be used in areas near metal fillings and dental implants. Finally, electrosurge generally cannot treat patients with implanted pacemakers and defibrillators.

Traditional Laser Systems.  More recently, lasers have gained acceptance for use in general and cosmetic dentistry. Most lasers used in dentistry have been adapted from other medical applications, such as dermatology, and are not designed to perform a wide range of common dental procedures. Most dental lasers use thermal energy to cut tissue and are used primarily for soft tissue procedures.

Our Solution

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical results and help reduce the trauma, pain and discomfort associated with dental procedures.

Our Waterlase systems precisely cut hard tissue and soft tissue with minimal or no damage to surrounding tissue and dental structure. Our Diode systems are designed to complement the Waterlase systems, and are used in soft tissue procedures, hygiene and cosmetic applications. The Diode systems, together with our Waterlase systems, offer practitioners a broad product line with a range of features and price points.

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

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills, professional satisfaction and revenues.

•	Additional procedures through increased efficiency. Our systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. We have FDA clearance for Deep Pocket Therapy with New Attachmenttm using the Waterlase System. This is a non-surgical alternative treatment for moderate to advanced gum disease, the leading cause for tooth loss for adults over 35 and a condition impacting more than half of Americans over age 55. Additionally, the ezlasetm system can be used to quickly perform tooth whitening with our proprietary whitening gel and to treat various indications of oral facial pain.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our laser systems will help improve patient retention, attract new patients, increase revenue per patient, increase demand for elective procedures, increase acceptance of treatment plans and increase word-of-mouth referrals.

•	Fewer post-operative complications. Our laser systems can reduce trauma, swelling and general discomfort, resulting in fewer post-operative complications that require follow up treatment. Our laser systems effectively eliminate the risk of cross-contamination that can occur with traditional dental tools. Practitioners can devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. The Waterlase system is able to perform various types of dental procedures without causing the heat, vibration, microfractures, trauma or pressure associated with traditional dental methods without cross-contamination. In many cases, procedures can be performed without the need for local anesthesia.

•	Convenience. Our Waterlase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit.

•	Reduced trauma. The Waterlase system avoids the thermal heat transfer, vibration and grinding action associated with high speed dental drills. As a result, our systems can result in less trauma, swelling, bleeding and general discomfort to the patient.

•	Broader range of available procedures. Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable, including osseous crown lengthening, periodontal surgeries and numerous other procedures.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market, to establish our laser systems as essential tools in dentistry and to leverage our existing technology platform into other medical markets where it can provide significant improvements over existing standards of care. Our business strategy consists of the following key elements:

•	Increasing awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of Waterlase Dentistry. We plan to increase adoption of our laser systems by dental practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute (“WCLItm”) (which we founded in 2002), dental schools and other educational forums. We also intend to market our systems to dental practitioners through our laser specialists and advertising. We continue to explore marketing efforts aimed directly at patients.

•	Expanding sales and distribution capabilities. In the United States and Canada, we distributed our products directly to dental practitioners utilizing our direct sales force through August 2006. Since September 2006, we began distributing our products in North America exclusively through Henry Schein, Inc. (“HSIC”), a leading U.S. dental products and equipment distributor. In September 2010, we changed our relationship with HSIC from an exclusive to a non-exclusive distributor of our products in North America. We also have distribution agreements with various other independent distributors to distribute our products in the United States, Canada, and various countries in Europe and the Pacific Rim. We are currently developing an infrastructure to support growth in sales and marketing both domestically and internationally. This infrastructure includes product management, information technology systems and personnel to manage our sales force, compile sales and marketing data, and better serve our customers and distributors.

•	Expanding product platform and applications. We plan to expand our product line and product applications by developing product enhancements and new laser technologies including new products for use in the medical community. To such end we launched the Diolase 10 in late 2009 for use in the medical specialty markets, including sports medicine, orthopedics, physical therapy and chiropractics. We also have an objective to increase our sales of disposable products that are used by dental practitioners when performing procedures using our dental laser systems. Additionally, we may strategically acquire complementary products and technologies. In February 2011, we established a new division, Biolase Imaging, to design and distribute state-of-the-art extra-oral and intra-oral dental imaging devices.

•	Expanding our Er,Cr:YSGG and 940 nm diode technologies into the medical field. Our Waterlase and Diode lasers, their delivery systems and accessories have applications in many other medical specialties, including ophthalmology, sports medicine, dermatology and podiatry. We currently hold a strong patent position which is complemented by our FDA-cleared general indications for use of our lasers with ocular tissue. Our patented Er,Cr:YSGG Waterlase technology has the potential to address presbyopia, as well as several other major medical applications in dermatology, cosmetic surgery, orthopedics, and urology. We plan to commercialize or license these applications in the future. We expect to use distribution partners and other strategic partnerships to enter into these markets.

•	Continuing high quality manufacturing and customer service. Our manufacturing operations are focused on producing high quality dental laser systems. We intend to continually develop and refine our manufacturing processes to increase production efficiencies and product quality. We provide high quality maintenance and support services through our support hotline and dedicated staff of in-house and field service personnel. Additionally, we maintain a network of factory-trained service technicians to provide maintenance and support services to customers in Europe and other markets outside North America.

•	Strengthening and defending technology leadership. We believe our proprietary Waterlase system and YSGG Laser technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and internationally. We intend to strategically enforce our intellectual property rights worldwide.

Products

Our Waterlase Dentistry consists of two principal product lines: Waterlase systems and Diode systems. We developed the Waterlase and Diode systems through our own research and development, as well as intellectual property obtained through various acquisitions. During the second half of 2011, we expect to introduce dental imaging systems which will enable us to offer high quality diagnostic solutions to complement the minimally invasive dental treatment solutions offered by our Waterlase and Diode dental systems.

Waterlase systems.  Our Waterlase systems consist of the Waterlase iPlus, the Waterlase MD Turbo and Waterlase C100 all-tissue dental laser systems. Each of these systems is designed around our patented YSGG Laser technology. YSGG refers to the unique crystal (Er, Cr: YSGG) laser used in the Waterlase system, which contains the elements erbium, chromium and yttrium, scandium, gallium and garnet. This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of YSGG lasers with water to produce energy to cut tissue. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums, without the heat, vibration or pressure associated with traditional dental treatments. By eliminating heat, vibration and pressure, our Waterlase systems reduce and, in some instances, eliminate the need for anesthesia and also result in faster healing times versus traditional methods of treatment.

The Waterlase systems incorporate an ergonomic handpiece and an extensive control panel located on the front of the system with precise preset functionality to control the mix of air and water. Each system also has been designed to be easily moved from operatory to operatory within a practice office.

The Waterlase MD has expanded capabilities, features and benefits including white light-emitting diode(“LED”) handpiece illumination, a full color touch screen improving user friendliness (with a built in user “Help” system), a more refined water spray that improves cutting, more power, a smaller footprint, with an overall 40% reduction in size, and a Windows CE operating system. In 2008, we introduced the new clinical procedure for endodontic root canal disinfection with radial firing tips. The Waterlase MD Turbo All-Tissue Dental Laser System was introduced in the first quarter of 2009 and provides cutting speed comparable to those of high speed drills. In 2009, we also introduced Deep Pocket Therapy with New Attachment using the Waterlase MD and the patented Radial Firing Perio Tip. This is a non-surgical alternative treatment for moderate to advanced gum disease, the leading cause of tooth loss for adults over 35 and a condition impacting more than half of Americans over age 55. The procedure assists in new attachment and subgingival calculus removal, and in most cases provides deep pocket treatments in a single visit without the use of a scalpel, stitches, or the conventional cutting of the gums. The Waterlase iPlus, introduced in January 2011, is our most advanced and powerful, yet most intuitive, dual-wavelength all-tissue dental laser system. It delivers all the benefits of the Waterlase MD Turbo system, but with more power, versatility, and ease of use. The Waterlase iPlus also is our first dual-wavelength laser system and incorporates the iLase wireless diode laser that can be utilized for unexpected soft-tissue cases in an adjacent treatment room, controlling bleeding, temporary pain relief, and teeth whitening.

Diode systems.  Our Diode laser systems in dentistry consist of the ezlasetm and iLase, semiconductor diode lasers to perform soft tissue, hygiene, cosmetic procedures, including teeth whitening and pain relief. Our ezlase system serves the growing markets of general, cosmetic, orthodontic and hygienic procedures. The ezlase system was introduced in February 2007 with an award winning design, superior ergonomics and performance characteristics over previous generations of diode lasers. It features a new pulse mode, ComfortPulse®, which allows the tissue to cool between pulses and reduces the need for anesthesia for many common procedures. Other features include a wireless foot pedal control, disposable single-use tips, a color touch screen activation with up to fifteen procedure based pre-sets, a whitening hand piece, a rechargeable battery pack and a wall mount. We received FDA clearance for tooth whitening using the ezlase system in 2008. In February 2010, we introduced our new iLase diode laser system, the first wireless, affordable dental diode laser that provides minimally invasive solutions for the most common everyday soft tissue surgical and hygiene procedures. Featuring patent-pending finger switch activation, battery power, our unique 940 nm wavelength, and ComfortPulse® cutting modality, we believe the wireless and highly portable iLase is a perfect complement for every dental operatory. The iLase is CE mark-approved and received FDA 510(k) clearance in the United States in March 2010.

Imaging systems.  Our imaging systems include our design and distribution of state-of-the-art extra-oral and intra-oral dental imaging devices. Our expansion into imaging systems will enable us to offer high quality diagnostic solutions to complement the minimally invasive dental treatment solutions offered by our Waterlase and Diode dental systems. We will now provide both high-precision intuitive diagnosis and treatment planning solutions, fundamental to the delivery of quality dentistry, together with truly advanced laser treatment solutions thereby delivering, we believe, the best biological and therapeutic results for dentists and patients. The first series of imaging systems that will be available include 3D Cone Beam Computed Tomography (CBCT), portable digital x-ray, and intra-oral camera devices. We expect to receive FDA 510(k) clearance for these products in the second quarter of 2011. The 3D CBCT device will produce the most stable and highest quality images — a critical feature in dental implant and oral surgery cases.

Medical systems.  Our Medical systems include the Diolase 10tm Diode Laser for which we received FDA 510(k) clearance in April 2009 to use in our ezlase platform for both dental and medical pain relief applications. In late 2009 we broadened our product scope to include the use of lasers in a variety of health care and therapeutic markets outside of dentistry. The Diolase 10 was launched with the patented Body Contour handpiece for therapeutic applications, including temporary pain relief, topical heating for the purpose of temporarily relieving minor muscle and joint pain and stiffness, minor arthritis pain, muscle spasm, minor sprains and strains, and minor muscular back pain; temporary increase in local blood circulation; and temporary muscle relaxation. The Diolase 10 was our first strategic expansion into the medical market (which includes sports medicine, orthopedics, physical therapy and chiropractics). We initially focused on the chiropractic market and in 2010 we expanded into physical therapy and sports medicine and introduced the Deep Tissue Handpiece.

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase and Diode systems use disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers and hand pieces that the dental practitioner will replace at some point after initial purchase of the laser system. For our ezlase system, we assemble and sell tooth whitening gel kits.

Warranties

Our Waterlase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one-year while our Diode systems warranty is for a period of up to two years from the date of sale to the end-user by us or a distributor. Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Our warranty covers parts and service for sales in our North American territories and parts only for international distributor sales. In North America, we sell service contracts to our end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished or sold by parties not authorized by us, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products.

Insurance

Since December 1, 2010, we maintain product liability insurance on a claims-made-and-reported basis with a limit of $10 million per occurrence and $10 million in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, we cannot assure you that we will be able to obtain such insurance in the future on terms acceptable to us, or at all.

Manufacturing

Our strategy is to manufacture products in-house when it is efficient for us to do so. We currently manufacture, assemble and test all of our products at our corporate headquarters facility in Irvine, California. The 57,000 square foot facility has approximately 20,000 square feet dedicated to manufacturing and warehousing. The facility is ISO 13485:2003 certified. ISO 13485 certification provides guidelines for our quality management system associated with the design, manufacturing, installation and servicing of our products. In addition, our U.S. facility is registered with the FDA and is compliant with the FDA’s Good Manufacturing Practice guidelines.

We use an integrated approach to manufacturing, including the assembly of tips, Waterlase and diode laser hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly and testing. We obtain components and subassemblies for our products from third party suppliers, most of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. We generally rely on purchase orders, and do not have written supply contracts with many of our key suppliers. Three key components used in our Waterlase system: handpieces, laser crystals and fiber components are each supplied by separate single-source suppliers. In recent years, we have not experienced material delays from the suppliers of these three key components. However, in the event that we experience an unexpected interruption from a single source supplier, manufacturing delays, re-engineering, significant costs, and sales disruptions could occur, any of which could have a material adverse effect on our operations. We are currently in the process of identifying and qualifying alternate source suppliers for our key components. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us.

Marketing and Sales

Marketing

We currently market our laser systems in the United States and worldwide. Our marketing efforts are focused on increasing brand and specific product awareness among dental practitioners. We continue to explore methods to increase awareness of the benefits of our products by marketing directly to patients.

Dental Practitioners.  We currently market our laser systems to dental practitioners through regional, national and international trade publications, educational events, individual meetings, the internet, and seminars. We also use brochures, direct mailers, press releases, posters, and other promotional materials, as well as print and electronic media news coverage. In 2010, we introduced the Biolase Store for online purchase of lasers, consumables, accessories and service contracts in North America. In 2002, we founded WCLItm to formalize our efforts to educate and train dental practitioners in laser dentistry. WCLItm conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers, and academicians, including one, two and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools, and laboratories which use our products in training and demonstrations. We believe these relationships will increase awareness of our products.

Chiropractors, Sports Medicine.  We market to chiropractors, physical therapists, and other pain management specialists through trade advertising, seminars, and trade shows. Our marketing activities are primarily executed by our network of independent sales representatives who are managed by our internal sales management team.

Patients.  We market the benefits of our laser systems directly to patients through marketing and advertising programs, including the internet, social networks, print and broadcast media, local television news and radio spots, as well as product placements of our laser systems on television programs. We believe that making patients aware of our laser systems and their benefits will increase demand for our products.

Sales

We currently sell our products primarily to dentists in general practice through our direct sales force and our distributor network. The majority of the dentists in the United States and the majority of our end-user customers are sole practitioners. We expect our laser systems to continue to gain acceptance among periodontists, endodontists, oral surgeons, and other dental specialists, as they become better aware of the clinical benefits and new treatment options available through the use of our laser systems. Outside of the dental market, we expect that our initial sales of the Diolase 10 will be to chiropractors, physical therapists and other pain management specialists.

The following table summarizes our net revenues by category for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008

Waterlase systems	$8,241	32%	$22,950	53%	$40,328	62%
Diode systems	7,907	30%	8,813	20%	12,040	19%
Consumables and service	8,432	32%	10,374	24%	8,642	13%

Products and services	24,580	94%	42,137	97%	61,010	94%
License fees and royalty	1,645	6%	1,210	3%	3,615	6%

Net revenue	$26,225	100%	$43,347	100%	$64,625	100%

International revenue accounts for a significant portion of our total revenue and accounted for approximately 36%, 28% and 25% of our net revenue in 2010, 2009 and 2008, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$16,900	$31,134	$48,526
International	9,325	12,213	16,099

	$26,225	$43,347	$64,625

No individual international country represents more than 10% of sales.

For financial information about our long-lived assets, see Note 2 and Note 9 to the Notes to the Consolidated Financial Statements — Summary of Significant Accounting Policies and — Segment Information.

North American Sales.  Effective September 1, 2006, we commenced selling our products into the U.S. and Canadian markets exclusively through HSIC. As part of this agreement, HSIC purchased products from us at negotiated distributor pricing, and invoiced the customer directly at the customer’s purchase order price.

On September 23, 2010, we entered into a Distribution and Supply Agreement (the “D&S Agreement”) with HSIC, effective August 30, 2010. The D&S Agreement terminated all prior agreements with HSIC. Under the D&S Agreement, we granted HSIC certain non-exclusive distribution rights in North America, and in certain other international markets, with respect to our dental laser systems, accessories, and in certain circumstances, related support and services. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for our products (the “Purchase Orders”). The first purchase order of $6 million was for the purchase of iLase systems. The second purchase order of $3 million was also for the purchase of iLase systems, but gives HSIC the option to apply some or all of the amount to other laser systems. We have agreed to ship all products under these two purchase orders by June 30, 2011 and August 25, 2011, respectively. In connection with the D&S Agreement, we also entered into an Amended and Restated Security Agreement (the “August 2010 Security Agreement”) dated September 23, 2010, with an effective date of August 30, 2010, which granted to HSIC a security interest in our inventory and assets as security for advance payment amounts made with respect to the Purchase Orders. HSIC’s security interest will be released once we have delivered the products for which HSIC made the prepayments. We expect to fully satisfy the first purchase order by the end of the first quarter of 2011.

International Sales.  Through 2008, we sold products in Germany, Spain, Australia and New Zealand through direct sales forces from our sales and service locations in those respective countries. In the first quarter of 2009, we transitioned sales in these countries from direct sales to distribution through HSIC and a network of other independent distributors. Our distributors purchase laser systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain their exclusivity.

Customer Concentration.  For the past several years, we have been substantially dependent on our distributor, HSIC, for purchases of our products. For the years ended December 31, 2010, 2009 and 2008, sales to HSIC worldwide accounted for approximately 38%, 75%, and 70%, respectively, of our net sales. Since September 2010, HSIC no longer distributes our products in the U.S. on an exclusive basis. Instead we distribute our products in the U.S. through non-exclusive distributor relationships, as well as through our direct sales force. However, our relationship with HSIC remains significant, as they are still our largest, non-exclusive distributor of our products in the U.S. and certain other countries.

Customer Service.  We provide maintenance and support services through our support hotline, field and factory service technicians, and our network of factory-trained third-party service technicians. We currently provide maintenance and support services in the United States and Canada through our employee service technicians. We maintain a network of service technicians trained at our factory locations who provide maintenance and support services in all other countries where we do business. Our international distributors are responsible for providing maintenance and support services for products sold by them. We provide parts to distributors at no additional charge for products covered under warranty.

Financing Options.  Many dentists finance their purchases through third-party leasing companies, banks, or lessors. In the United States and Canada, third-party customers enter into a lease with a lessor who purchases the product from us or one of our distributors. We are not party to the lease. The lessee pays the lessor in installments, we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a dentist’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease.

Seasonality.  Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year.

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and product development group consists of approximately 10 individuals with medical device and laser development experience, including two Ph.Ds. During the years ended December 31, 2010, 2009, and 2008, our engineering and product development expenses totaled approximately $3.8 million, $4.1 million and $5.6 million, respectively. Our current engineering and product development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Some examples of the improvements we are pursuing for our dental lasers include faster cutting speed, ease of use, less need for anesthesia injections, and an expanded portfolio of consumable products for use with our laser systems.

We also devote engineering and development resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. We believe our laser technology and developments capabilities could be applicable in several other medical markets, including pain management, aesthetic/dermatology, veterinary, and consumer products.

In May 2010, we entered into a License Agreement (the “2010 P&G Agreement”) with Procter & Gamble Company (“P&G”), which replaced an existing license agreement between us and P&G. Pursuant to the 2010 P&G Agreement, we granted P&G an exclusive license to certain of our patents to enable P&G to develop products to be marketed to the consumer market. The 2010 P&G Agreement also provides that effective January 1, 2011, P&G’s exclusive license to our patents will convert to a non-exclusive license unless P&G pays us a $187,500 license payment by the end of the first quarter of 2011, and by the end of each quarter thereafter during the term of the 2010 P&G Agreement. If P&G allows the exclusivity of their license to lapse, P&G will have an opportunity to resume exclusivity if we enter into discussions or negotiations with another party regarding the licensed patents. We are currently engaged in discussions with P&G concerning the sufficiency of P&G’s efforts to commercialize a consumer product utilizing our patents.

Intellectual Property and Proprietary Rights

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of February 28, 2011, we had 141 issued patents and 125 pending patent applications in the United States, Europe and other countries around the world. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 70% of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories, which accounted for approximately 78% of our net revenue in 2010 and approximately 87% of our net revenue in 2009 and 2008. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: eight in 2011, eleven in 2012, five in 2013, and four in 2014, with the majority having expiration dates ranging from 2015 to 2032. With more than 125 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business.

There are risks related to our intellectual property rights. For further details on these risks, see Item 1A — “Risk Factors.”

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase systems primarily compete with laser systems manufactured by Hoya ConBio Inc., a subsidiary of Hoya Photonics, Inc., Lares Dental Research, the U.S. distributor of Fotona d.d., and Syneron Medical Ltd. In the international market, our Waterlase systems compete primarily with products manufactured by several companies, including Fotona d.d., KaVo Dental GmbH, Lambda SpA, J Morita Manufacturing Corp., and Deka Laser Technologies, Inc. Our Waterlase systems also compete with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures.

Our Diode laser systems, including ezlase and iLase, compete with other semiconductor diode lasers manufactured by Ivoclar Vivadent, Inc., Sirona Dental Systems, Inc., KaVo Dental GmbH, Hoya ConBio, Inc., AMD Lasers, LLC and Discus Dental, Inc. (which was acquired by Royal Philips Electronics in October 2010), as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. We also expect other domestic and foreign laser manufacturers to enter this segment in the future. Our new iLase was specifically designed to compete in this growing segment with key differentiating features and performance. Unlike the ezlase, none of the lasers in this category have FDA clearance for use in both pain management therapy and full-mouth teeth whitening, in addition to a full range of soft tissue indications. Our ezlase system competes with other in-office whitening products and high intensity lights used by dentists, as well as teeth whitening strips and other over-the-counter products.

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

We believe that the principal competitive factors for companies that market laser technologies in the dental and other medical markets include:

•	acceptance by leading dental practitioners;

•	product performance;

•	product pricing;

•	intellectual property protection;

•	customer education and support;

•	timing of new product research; and

•	development of successful national and international distribution channels.

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

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance, by filing a 510(k) pre-market notification, or PMA approval, by filing a Premarket Approval Application (“PMA”) from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination of whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II, which generally requires the manufacturer to submit a pre-market notification requesting 510(k) clearance, unless an exemption applies.

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls (“General Controls”) for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”) facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process.

Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. All of our current regulated devices are Class II devices and all have qualified for 510(k) clearance.

Class III devices are those devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the premarket approval process described below. Premarket approval applications, and supplemental premarket approval applications, are subject to significantly higher user fees under Medical Device User Fee and Modernization Act of 2002, or MDUFMA, than are 510(k) premarket notifications, and generally take much longer for the FDA to review.

To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to a legally marketed “predicate device” that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. Pursuant to the MDUFMA and the MDUFMA II provisions of the Food and Drug Amendments Act of 2007, unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. We have made and plan to continue to make additional product enhancements to our laser systems that we believe will not require new 510(k) clearances. We cannot assure you that the FDA would agree with any of our decisions not to seek additional 510(k) clearances or even PMA approval for these or future device modifications. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval.

Class III devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR. A new PMA or a PMA Supplement is required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indications for use, manufacturing process, manufacturing facility, labeling and design. PMA Supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel. None of our products are currently approved under a PMA.

A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the U.S.

In the future, we may be required to submit additional 510(k) submissions to the FDA to address new claims, uses or products. We cannot assure you that the FDA will not deem one or more of our future products, or those of our OEM partners, to be a Class III device subject to the more burdensome PMA approval process. The FDA also may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•	QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our future approved devices;

•	medical device reporting, or MDR, regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

We will need to invest significant time and other resources to ensure ongoing compliance with FDA QSR and other post-market regulatory requirements.

We have registered with the FDA as a medical device manufacturer and we have obtained a manufacturing license from the California Department of Health Services. As a manufacturer, we are subject to announced and unannounced facility inspections by the FDA and the California Department of Health Services to determine our compliance with various regulations. Our subcontractors manufacturing facilities are also subject to inspection.

If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	fines and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure, or the failure of our subcontractors, to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our business, financial condition and results of operations.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (“FTC”) and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. In that event, our reputation could be damaged and adoption of the products would be impaired.

We are also subject to regulation under the Radiation Control for Safety and Health Act of 1968 (the “Safety Act”), which is administered by the FDA. The Safety Act regulates the energy emissions of light and sound and electronic waves from electronic products. Regulations implementing the Safety Act require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute product operation manuals, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold to end users as one of four classes of lasers based on the level of radiation emitted from the laser. In addition, various warning labels must be affixed to the product and certain protective features must be installed, depending upon the class of product.

Foreign Regulation

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of some medical devices within the European Union. During this process, the sponsor must demonstrate compliance with the International Organization for Standardization’s manufacturing and quality requirements. We have received CE Marking for our Waterlase and Diode laser systems. We cannot assure you that we will be able to obtain necessary foreign government approvals or successfully comply with foreign regulations. Our failure to do so could hurt our business, financial condition and results of operations.

Other U.S. Regulation

We and subcontractors also must comply with numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not hurt our business, financial condition and results of operations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

Environmental

Our manufacturing processes involve the use, generation and disposal of hazardous materials and wastes, including alcohol, adhesives and cleaning materials. As such, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Health Care Fraud and Abuse

In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Health Care Programs’ Anti-Kickback Law (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General within the Department of Health and Human Services (“OIG”) has created statutory “exceptions” and regulatory “safe harbors.” Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law and the OIG or other government enforcement authorities will examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that parallel and implicate anti-kickback restrictions analogous to the federal anti-kickback law, but may apply regardless of whether any federal health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with dental and medical providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, physicians, dentists and others in a position to purchase or recommend our products.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act (31 U.S.C. § 3729 et seq.) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the False Claims Act, known as “qui tam” actions, can be brought by a “whistleblower”, or “relater” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, and imprisonment.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: health care fraud and false statements related to healthcare matters. The health care fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and imprisonment.

The Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.

Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. Our risk of being found in violation of these laws is increased by the fact that some of these laws are broad and open to interpretation. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, financial condition and results of operations.

Privacy and Security of Health Information

Numerous federal, state and international laws and regulations govern the collection, use, and disclosure of patient-identifiable health information, including HIPAA. HIPAA applies to covered entities, which include most healthcare (including dental) facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We are not a covered entity but due to activities that we perform for or on behalf of covered entities, we are sometimes deemed to be a business associate of covered entities.

In certain circumstances, the HIPAA rules require covered entities to contractually bind us, as a business associate, to protect the privacy and security of health information we may encounter during activities like training customers on the use of our products or investigating product performance. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) enacted in February 2009, made significant amendments to the HIPAA Privacy and Security Rules. Most provisions of HITECH were effective February 17, 2010; however, the new federal health data breach notice provision which requires business associates to notify covered entities of any breach of unsecured health information went into effect in September 2009. Prior to February 17, 2010, our business was not directly subject to the HIPAA Privacy and Security Rules. As a business associate, our privacy and security related obligations were solely contractual in nature and governed by the terms of each business associate agreement. HITECH fundamentally changed a business associate’s obligations by imposing a number of HIPAA Privacy Rule requirements and a majority of HIPAA Security Rule provisions directly on business associates and making business associates directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA by either covered entities or business associates and requires the U.S. Department of Health and Human Services to conduct periodic audits to confirm compliance. In addition, HITECH authorizes state attorneys general to bring civil actions in response to violations of HIPAA Privacy and Security Rules that threaten the privacy of state residents. Due to the very recent enactment of HITECH and expected implementing regulations, we are unable to predict what the extent of the impact on our business will be, but these new HITECH requirements may require us to incur additional costs and may restrict our business operations.

The HIPAA standards also apply to the use and disclosure of health information for research, and require the covered entity performing the research to obtain the written authorization of the research subject (or an appropriate waiver) before providing that subject’s health information to sponsors like us for purposes related to the research. These covered entities also typically impose contractual limitations on our use and disclosure of the health information they disclose to us. We may be required to make costly system modifications to comply with the privacy and security requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.

Numerous other federal and state laws protect the confidentiality of patient information, including state medical privacy laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use, and transmission of personal or patient information and these laws could create liability for us or increase our cost of doing business.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

Third Party Reimbursement

Dentists and other healthcare providers that purchase our products generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers and managed care plans, to cover and reimburse all or part of the cost of the products and the procedures in which they are used. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payers. No uniform coverage or reimbursement policy for medical technology exists among all third-party payers, and coverage and reimbursement can differ significantly from payer to payer.

Centers for Medicare and Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, along with its contractors, establish coverage and reimbursement policies for the Medicare program. In addition, private payers often follow the coverage and reimbursement policies of Medicare. We cannot assure you that government or private third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

In general, Medicare will cover a medical product or procedure when the product or procedure is reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. Even if the medical product or procedure is considered medically necessary and coverage is available, Medicare may place restrictions on the circumstances where it provides coverage.

Medicare payments also are frequently made under a prospective payment system based on the ambulatory payment classifications (“APCs”), under which individual items and procedures are categorized. Providers of outpatient services typically receive reimbursement the applicable APC payment rate for a procedure regardless of the actual cost for such treatment. Some outpatient services for which our products may be used do not receive separate reimbursement. Rather, their reimbursement is deemed packaged into the APC for an associated procedure, and the payment for that APC does not vary depending on whether the packaged procedure is performed. Some procedures also are paid through Composite APCs, which are APCs that establish a payment rate that applies when a specific combination of services is provided. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications, such as tooth whitening.

Because payments through the prospective payment system are based on predetermined rates and may be less than a provider’s actual costs in furnishing care, providers have incentives to lower their operating costs by utilizing products that will decrease labor or otherwise lower their costs. We cannot be certain that dental and medical service providers will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use. If providers cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, our business, financial condition and results of operations could suffer.

Employees

At February 28, 2011, the Company employed approximately 145 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

At March 15, 2011, the executive officers of the Company were as follows:

Name	Age	Position

Federico Pignatelli	58	Chief Executive Officer, Executive Chairman of the Board
Frederick D. Furry	43	Chief Financial Officer

Federico Pignatelli has served as our Chief Executive Officer (“CEO”) and Chairman of the Board since September 30, 2010. He served as Chairman of our Board from 1994 until March 2006, at which point he resigned as Chairman of the Board and became Chairman Emeritus. Mr. Pignatelli served as our President from January 2008 until June 2010. From November 2007 to January 2008, Mr. Pignatelli served as interim CEO. He has served as a director since 1991. He is the Founder, and has served as President, of Art & Fashion Group since 1992. Art & Fashion Group is a holding company of an array of businesses providing services to the advertising industry, including the world’s largest complex of digital and film still photography studios for production and post-production. Previously, Mr. Pignatelli was a Managing Director at Gruntal & Company, an investment banking and brokerage firm, and was a Managing Director of Ladenburg, Thalmann & Co., an investment banking and brokerage firm.

Frederick Furry has served as our Chief Financial Officer (“CFO”) since November 2010. From July 2004 to December 2009, Mr. Furry served as an audit partner of Windes & McClaughry. Mr. Furry is a certified public accountant. Mr. Furry has significant experience working with manufacturing and high technology companies for more than 18 years with public accounting firms, including Pricewaterhouse Coopers. He holds a master’s of business administration from the A. Gary Anderson Graduate School of Management at the University of California, Riverside.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at http://www.biolase.com, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. We are providing our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® and Waterlase MD®, are registered trademarks of Biolase Technology, Inc., and Diolasetm, Comfort Jettm, HydroPhotonicstm, LaserPaltm, MD Goldtm, WCLItm, World Clinical Laser Institutetm, Waterlase MD Turbotm, HydroBeamtm, SensaTouchtm, Occulasetm, C100tm, Diolase 10tm, Body Contourtm, Radial Firing Perio Tipstm, Deep Pocket Therapy with New Attachmenttm, iLasetm, 2Rtm, Intuitive Powertm, Comfortpreptm, Rapidpreptm, Bondpreptm, Intuitive Powertm and Waterlase iPlustm are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

Item 1A.	Risk Factors

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks come to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our stock could decline, and you could lose all or part of your investment.

Risks Related to Our Revenue

Although our financial statements have been prepared assuming the Company will continue as a going concern, our management and our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2010, have questioned our ability to continue as a going concern as a result of our recurring losses from operations, declining revenues, and working capital deficit as of December 31, 2010.

Our audited financial statements for the fiscal year ended December 31, 2010, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs. We intend to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. However, we cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

The recent slowdown of the economy and continued uncertainties in the global financial markets may continue to adversely affect our liquidity, operating results, and financial condition.

Our business is highly sensitive to changes in general economic conditions as a seller of capital equipment to end users in dental professional practices. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions may:

•	reduce demand for our products and services, increase order cancellations and result in longer sales cycles and slower adoption of new technologies;

•	increase the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;

•	increase price competition in our served markets; and

•	result in supply interruptions, which could disrupt our ability to produce our products.

We have experienced net losses for each of the past three years and we may experience additional losses and have difficulty achieving profitability in the future.

We have an accumulated deficit of approximately $104.7 million at December 31, 2010. We recorded net losses of approximately $12.0 million, $3.0 million, and $9.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in the development of our products, the expansion of our sales and marketing activities and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. We expect that substantial capital will be required to expand our operations and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings, which may affect the percentage ownership of existing holders of common stock and which may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock thereby resulting in dilution to our existing stockholders. If we raise additional funds through debt financing, we may be subject to debt covenants which could place limitations on our operations. We may not be able to raise additional capital on reasonable terms, or at all, or we may use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the dental or medical device industries;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects; and

•	interest rates.

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

Effective September 2006, we commenced selling our products into the United States and Canada substantially through HSIC pursuant to distribution and supply agreements. Through 2008, we employed direct sales representatives in certain European countries, Australia and New Zealand and in the first quarter of 2009, we transitioned sales in those countries to HSIC. We also rely on independent distributors, including HSIC, for a substantial portion of our sales in other countries outside of the United States and Canada. For the fiscal years ended December 31, 2010, 2009 and 2008 revenue from these distributors accounted for approximately 31%, 20% and 13% of our total revenue, respectively. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our current distributors and developing relationships with new distributors. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, our revenues could decline significantly.

Dentists and patients have been hesitant in adopting laser technologies and our inability to overcome this hesitancy could limit the market acceptance of our products and market share.

Our dental laser systems represent relatively new technologies in the dental market. Currently, only a small percentage of dentists use lasers to perform dental procedures. Our future success will depend on our ability to increase demand for our products by demonstrating the potential performance advantages of our laser systems over traditional methods of treatment and over competitive laser systems to a broad spectrum of dentists and patients. Historically, we have experienced long sales cycles because dentists have been, and may continue to be, slow to adopt new technologies on a widespread basis. As a result, we generally are required to invest a significant amount of time and resources to educate dentists about the benefits of our products in comparison to competing products and technologies before completing a sale, if any.

Factors that may inhibit adoption of laser technologies by dentists include cost and concerns about the safety, efficacy and reliability of lasers. In order to invest in a Waterlase MD laser system, a dentist generally needs to invest time to understand the technology, consider how patients may respond to the new technology, assess the financial impact the investment may have on the dentist’s practice and become comfortable performing procedures with our products. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser system. Dentists may not accept or adopt our products until they see additional clinical evidence supporting the safety and efficiency of our products or recommendations supporting our laser systems by influential dental practitioners. In addition, economic pressure, caused, for example, by an economic slowdown, changes in healthcare reimbursement or by competitive factors in a specific market, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend on the recommendations of dentists and specialists, as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared to other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would limit sales of our products and have an adverse effect on our business and results of operations.

Any failure in our efforts to train dental practitioners could reduce the market acceptance of Waterlase Dentistry and reduce our revenues.

There is a learning process involved for dental practitioners to become proficient users of our laser systems. It is critical to the success of our sales efforts to adequately train a sufficient number of dental practitioners. Following completion of training, we rely on the trained dental practitioners to advocate the benefits of our products in the broader marketplace. Convincing dental practitioners to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If dental practitioners are not properly trained, they may misuse or ineffectively use our products, or may be less likely to appreciate our laser systems. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our laser systems.

If future data proves to be inconsistent with our clinical results or if competitors’ products present more favorable results our revenues may decline.

If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Additionally, if future studies indicate that our competitors’ products are more effective or safer than ours, our revenues may decline. Furthermore, physicians may choose not to purchase our laser systems until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our laser systems are effective for dental applications.

We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers and our ability to grow our business would be impaired.

A number of competitors have substantially greater capital resources, larger customer bases, larger technical, sales and marketing forces and have established stronger reputations with target customers than ours. We compete with a number of domestic and foreign companies that market traditional dental products, such as dental drills, as well as companies that market laser technologies in the dental and medical markets. The marketplace is highly fragmented and very competitive. We expect that the rapid technological changes occurring in the healthcare industry to lead to the entry of new competitors, particularly if dental and medical lasers gain increasing market acceptance. If we do not compete successfully, our revenue and market share may decline.

Our long-term success depends upon our ability to (i) distinguish our products through improving our product performance and pricing, protecting our intellectual property, continuously improving our customer support, accurately timing the introduction of new products and developing sustainable distribution channels worldwide; and (ii) develop and successful commercialize new products, new or improved technologies and additional applications for our existing dental and medical lasers.

If our customers cannot obtain third party reimbursement for their use of our products, they may be less inclined to purchase our products.

Our products are generally purchased by dental or medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third party payors, such as private insurance or government programs. In the United States, third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices for dental services are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications, such as tooth whitening. For the portion of dentists who rely heavily on third party reimbursement, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes could act as disincentives for capital investments by dental and medical professionals and could have a negative impact on our business and results of operations.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code (“IRC”) of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by IRC Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2010, approximately $66 million of net operating loss carryforwards were available to us for federal income tax purposes. A detailed analysis will be required at the time we begin utilization of any net operating losses to determine if there is an IRC Section 382 limitation. In addition, any ownership changes qualifying under IRC Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

Risks Related to Our Intellectual Property

If the patents that we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology; however, we cannot assure that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors may independently develop similar or more desirable products, duplicate our products or design products that circumvent our patents. Additionally, the laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. In addition, there are numerous proposed changes to the patent laws and rules of the U.S. Patent and Trademark Office which, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, Congress is considering several significant changes to the U.S. patent laws, including (among other things) changing from a “first to invent” to a “first inventory to file” system, limiting the time for which a patentee may file a patent suit, requiring the apportionment of patent damages, and creating a post-grant opposition process to challenge patents after they have issued. If we fail to protect our intellectual property rights adequately, our competitive position and financial condition may be adversely affected.

If third parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on the markets for dental and other medical lasers. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, may be time-consuming and distracting to management, result in costly litigation or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on acceptable terms, or at all. Any of the foregoing adverse events could seriously affect our business.

Risks Related to Our Regulatory Environment

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

Products sold in international markets are also subject to the regulatory requirements of each respective country or region. The regulations of the European Union require that a device have a CE Mark, indicating conformance with European Union laws and regulations before it can be sold in that market. The regulatory international review process varies from country to country. We rely on our distributors and sales representatives in the foreign countries in which we market our products to comply with the regulatory laws of such countries. Failure to comply with the laws of such countries could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses and harm our financial condition.

We may be subject to or otherwise affected by federal and state health care laws, including fraud and abuse and health information privacy and security laws, and could face penalties if we are unable to fully comply with such regulations, we could face substantial penalties.

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

Product sales or introductions may be delayed or canceled as a result of the FDA regulatory process which could cause our sales or profitability to decline.

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

Our products are subject to recall even after receiving FDA clearance or approval; any recalls would harm our reputation, business and financial results.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management’s attention and financial resources and harm our reputation with customers. Any recall involving our laser systems and would be particularly harmful to our business and financial results because the laser systems compose such an important part of our portfolio of products.

Risks Related to Our Business and Operations

Any failure to significantly expand sales of our products with our distribution partners will negatively impact our business.

We currently handle a significant portion of the marketing, distribution and sales of our products. We also utilize our distribution relationships with HSIC and other domestic and international distributors to market, distribute and sell our products. We face significant challenges and risks in expanding, training, managing and retaining our sales and marketing teams, including managing geographically dispersed operations. We rely on independent distributors to market and sell our products in a number of countries outside of the United States. These distributors may not commit the necessary resources to effectively market and sell our products, and they may terminate their relationships with us at any time with limited notice. If we are unable to expand our sales and marketing capabilities domestically and internationally, or if the relationship with our distribution partners does not produce the expected results, we may not be able to effectively commercialize our products, which could harm our business and cause the price of our common stock to decline.

We may incur problems in manufacturing our products which may harm our business.

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems, and the manufacture of our laser systems must comply with FDA regulations governing facility compliance, quality control and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we may expend significant resources in obtaining, maintaining and remedying our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s QSR and other regulatory requirements. We have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business could be harmed.

Components used in our products are complex in design and any defects may not be discovered prior to shipment to customers. These defects could result in warranty obligations which would increase our cost and may negatively affect our operating results and our reputation.

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to design and produce. If we fail to adequately design, or if our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We have experienced such non-compliance with manufacturing specifications in the past and may continue to experience such non-compliance in the future, which could lead to higher costs and reduced gross margins.

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

The sale of dental and medical devices involves the risk of product liability claims against us. Claims could exceed our product liability insurance coverage limits. Our insurance policies are subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, there is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Regardless of merit or eventual outcome, any product liability claim brought against us could result in harm to our reputation, decreased demand for our products, costs related to litigation, product recalls, loss of revenue, an increase in our product liability insurance rates or the inability to secure coverage in the future, and may cause our business to suffer.

Our suppliers may not supply us with a sufficient amount of materials and components or materials and components of adequate quality.

We frequently do not use written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends, in part, on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber and hand pieces used in our Waterlase systems are each supplied by a separate single supplier. Our dependence on single-source suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our single-source suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our business efforts and adversely affect our ability to generate sales. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2010, 2009 and 2008 international sales accounted for approximately 36%, 28% and 25% of our net revenue, respectively. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, including among others:

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

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. If our quarterly revenue or operating results fall below the expectations of investors, analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Other factors that might cause quarterly fluctuations in our revenue and operating results include the following:

•	variation in demand for our products, including seasonality;

•	our ability to research, develop, market and sell new products and product enhancements in a timely manner;

•	our ability to control costs;

•	our ability to control quality issues with our products;

•	regulatory actions that impact our manufacturing processes;

•	the size, timing, rescheduling or cancellation of orders from distributors;

•	the introduction of new products by competitors;

•	the length of and fluctuations in sales cycles;

•	the availability and reliability of components used to manufacture our products;

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	legal expenses, particularly related to litigation matters;

•	general economic conditions including the availability of credit for our existing and potential customer base to finance purchases;

•	the mix of our domestic and international sales and the risks and uncertainties associated with international business;

•	costs associated with any future acquisitions of technologies and businesses;

•	limitations on our ability to use net operating loss carry-forwards under the provisions of Internal Revenue Code Section 382 and similar state laws;

•	developments concerning the protection of our intellectual property rights;

•	catastrophic events such as hurricanes, floods and earthquakes, which can affect our ability to advertise, sell and distribute our products, including through national conferences held in regions in which these disasters strike; and

•	global economic, political and social events, including international conflicts and acts of terrorism.

The expenses we incur are based, in large part, on our expectations regarding future net revenue. Since many of our costs are fixed in the short term, we may be unable to reduce expenses quickly enough to avoid losses if we experience a decrease in net revenue. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

The recent financial crisis and general slowdown of the economy may adversely affect the credit availability and liquidity of our customers and suppliers.

The credit availability and liquidity of our customers and suppliers may be materially affected by the current financial crisis. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. We currently sell our products primarily to dentists in general practice. These dentists often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates increase or the availability of credit is otherwise negatively impacted by market conditions, these financing arrangements will be more expensive to our dental customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. The recent recession made, and may continue to make, such funding less readily available. Any reduction in the sales of our products would cause our business to suffer.

We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury and insurance coverage. Some of these lawsuits include claims for punitive as well a compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures. In addition, developments in legal proceedings in any given period may require us to record loss contingency estimates in our financial statements, which could adversely affect our results of operations in any period.

Our operations are consolidated primarily in one facility. A disruption at this facility could result in a prolonged interruption of our business and adversely affect our results of operation and financial condition.

Substantially all of our administrative operations and our manufacturing operations are located at our facility in Irvine, California, which is near known earthquake fault zones. We have taken precautions to safeguard our facilities including disaster recovery planning and off-site backup of computer data; however, a natural disaster such as an earthquake, fire or flood, could seriously harm our business, adversely affect our operations and damage our reputation with customers. Additionally, labor disputes, maintenance requirements, power outages, equipment failures, civil unrest or terrorist attacks affecting our Irvine, California facility may materially and adversely affect our operating results. Our business interruption insurance coverage may not cover all or any of our losses from natural disasters or other disruptions.

If we lose the services of our key personnel, or if we are unable to attract other key personnel, we may not be able to manage our operations or meet our growth objectives.

We are highly dependent on our senior management, especially Federico Pignatelli, our Chief Executive Officer, Fred Furry, our Chief Financial Officer, and other key officers. We are also heavily dependent on our engineers and sales and marketing personnel and other highly skilled technical personnel. Our success will depend on our ability to retain our current management, engineers and marketing and sales team and other technical personnel and to attract and retain qualified like personnel in the future. Competition for senior management, engineers, marketing and sales personnel and other specialized technicians is intense and we may not be able to retain our personnel. The loss of the services of members of our key personnel could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our officers may terminate their employment at any time without notice for any reason.

Existing or future acquisitions of businesses could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or if we discover previously undisclosed liabilities.

Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;

•	delays in realizing the benefits of the acquired company, product or other assets;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated; and

•	Difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize expenses and acquired assets. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities that we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, financial condition and result of operations.

If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) we are required to evaluate and provide a management report of our systems of internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.

Climate change initiatives may materially and adversely affect our business.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy source and supply choices as well as increase the cost of energy and raw materials derived from sources that generate greenhouse gas emissions. If our suppliers are unable to obtain energy at a reasonable cost in the future, the cost of our raw materials may be negatively impacted which could result in increased manufacturing costs.

Risks Related to Our Stock

Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors. Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on our stock market price, many of which we cannot control. These include but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions;

•	sales of stock by us or members of our management team, our Board of Directors or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding convertible securities or the future grant of equity by us.

You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding options and warrants issued as incentive compensation for services performed by employees, directors, consultants and others or the grant of future equity awarded by us. As of December 31, 2010, an aggregate of 5,950,000 shares of common stock were reserved for future issuance under our equity incentive plan, 4,130,000 of which were subject to options outstanding as of that date at a weighted average exercise price of $3.60 per share. In addition, 151,694 shares of our common stock are subject to warrants at a weighted average exercise price of $1.43 per share. Of the aggregate 4,282,000 shares of our common stock options outstanding, 2,286,000 shares of common stock options were exercisable. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders. We also expect to issue additional shares of our equity securities to raise capital. We have filed a “shelf” registration statement on Form S-3, pursuant to which we may offer up to $9.5 million of common stock, preferred stock and warrants. Under the “shelf” registration statement, we have sold, as of March 15, 2011, 2,153,000 million shares of common stock with gross proceeds, before the sales agent’s commission and expenses of $7.4 million. Such additional issuances also may dilute our stockholders.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company and reduce the market price of our stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board of Directors to issue up to 500,000 shares of “blank check” preferred stock. As a result, without further stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the Delaware General Corporation Law.

In addition, we have adopted a stockholder rights plan. Under the stockholder rights plan, if any party acquires 15% or more of our outstanding common stock while the stockholder rights plan remains in place, subject to a number of exceptions set forth in the plan, the holders of these rights, other than the party acquiring the 15% position, will be able to purchase shares of our common stock, or other securities or assets, at a discounted price, causing substantial dilution to the party acquiring the 15% position. Following the acquisition of 15% or more of our stock by any person, without a redemption of the rights or a termination of the stockholder rights plan by the Board of Directors, if we are acquired by or merged with any other entity, holders of these rights, other than the party acquiring the 15% position, will also be able to purchase shares of common stock of the acquiring or surviving entity if the stockholder rights plan continues to remain in place. Our stockholder rights plan could discourage a takeover attempt and make an unsolicited takeover of our company more difficult. As a result, without the approval of our Board of Directors, you may not have the opportunity to sell your shares to a potential acquirer of us at a premium over prevailing market prices. This could reduce the market price of our stock.

We may elect to not declare cash dividends on our stock, or may elect to only pay dividends on an infrequent or irregular basis, and any return on your investment may be limited to the value of our stock.

Our Board of Directors may from time to time declare, and we may pay, dividends on our outstanding shares of common stock in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In the event our Board of Directors declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, we owned or leased a total of approximately 77,000 square feet of space worldwide. We lease our corporate headquarters and manufacturing facility consisting of approximately 57,000 square feet in Irvine, California. Our lease expires on April 20, 2015. We also own a 20,000 square foot manufacturing facility in Floss, Germany. See Note 3 to the Notes to the Consolidated Financial Statements — Property, Plant, and Equipment, Net.

We believe that our current facilities are sufficient for the operations of our business and we believe that suitable additional space in various applicable local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising out of the ordinary course of our business. We believe that currently we are not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 6, 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against us in the United States District Court for the Central District of California, related to our iLase diode laser. The lawsuit alleged claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, fraud and violation of the California Unfair Trade Practices Act. On May 18, 2010, Discus and Zap filed a First Amended Complaint which removed the allegations for fraud as well as certain claims for trademark infringement and unfair competition. On July 12, 2010, Discus informed the Court that it had acquired Zap and requested that Zap be dropped as a party to the lawsuit. In July 2010, Discus became the sole plaintiff in the suit, following Discus’s acquisition of Zap. A jury trial has been scheduled for November 15, 2011. We intend to vigorously defend against this lawsuit. While, based on the facts presently known, we believe we have meritorious defenses to the claims asserted by Discus, there is no guarantee that we will prevail in this suit or receive any relief if we do prevail. As of December 31, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable we will incur losses in connection with the suit.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BLTI.”

The following table sets forth the high and low sale prices for our common stock for the periods indicated:

	Price Range
	High	Low

Fiscal 2010:
First Quarter	$2.46	$1.55
Second Quarter	$2.06	$1.37
Third Quarter	$1.55	$0.61
Fourth Quarter	$1.99	$1.17
Fiscal 2009:
First Quarter	$1.25	$0.30
Second Quarter	$1.80	$0.85
Third Quarter	$2.88	$1.56
Fourth Quarter	$2.30	$1.68

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

As of March 15, 2011, the closing price of our common stock on the NASDAQ Capital Market was $4.93 per share, and the number of stockholders of record was 165. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

Future determination as to the payment of cash (or stock) dividends will depend upon many factors, including our financial condition and results of operations, the capital requirements of our business and any other relevant factors deemed relevant by our Board of Directors. We anticipate that we will retain any earnings to support our operations and finance growth and development of our business and do not expect to pay cash dividends in the foreseeable future.

In January 2011, the Board of Directors declared a 1% stock dividend payable to stockholders of record on March 15, 2011 (the “January Stock Dividend”). Although the Board expressed its desire to continue to declare a 1% stock dividend in each quarter, the January Stock Dividend was deemed to be a special dividend and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filings.

The following stock performance graph below compares the cumulative total stockholder return for Biolase Technology, Inc. on $100 invested, assuming the reinvestment of all dividends, on December 31, 2005, the last trading day before our 2006 fiscal year, through the end of fiscal 2010 with the cumulative total return on $100 invested for the same period in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Biolase Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2005
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2010

	Years Ended December 31,
	2005	2006	2007	2008	2009	2010
Biolase Technology, Inc.	$100.00	$109.51	$29.54	$18.65	$23.90	$21.90

NASDAQ Composite Index	100.00	111.74	124.67	73.77	107.12	125.93

NASDAQ Medical Equipment	100.00	101.15	135.54	72.03	101.17	106.70

Item 6.	Selected Financial Data

The information set forth below is not necessarily indicative of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$26,225	$43,347	$64,625	$66,889	$69,700
Cost of revenue(1)	17,400	23,285	31,963	32,364	33,211

Gross profit	8,825	20,062	32,662	34,525	36,489

Other income, net	—	—	—	—	6

Operating expenses:
Sales and marketing(1)	9,938	11,041	22,040	26,648	24,400
General and administrative(1)	6,557	7,835	12,006	10,941	11,709
Engineering and development(1)	3,790	4,146	5,580	5,104	4,876
Patent infringement legal settlement(2)	—	—	1,232	—	348
Impairment of intangible asset(3)	—	—	232	—	—
Impairment of property, plant and equipment(4)	35	—	355	—	—
Restructuring charge(5)	—	—	—	802	—

Total operating expenses	20,320	23,022	41,445	43,495	41,333

Loss from operations	(11,495)	(2,960)	(8,783)	(8,970)	(4,838)
Non-operating (loss) income	(468)	123	(225)	1,853	311

Loss before income taxes	(11,963)	(2,837)	(9,008)	(7,117)	(4,527)
Income tax provision	58	119	121	163	162

Net loss as reported	$(12,021)	$(2,956)	$(9,129)	$(7,280)	$(4,689)

Net loss from operations per share:
Basic	$(0.47)	$(0.12)	$(0.36)	$(0.38)	$(0.21)
Diluted	$(0.47)	$(0.12)	$(0.36)	$(0.38)	$(0.21)
Net loss per share:
Basic	$(0.49)	$(0.12)	$(0.38)	$(0.31)	$(0.20)
Diluted	$(0.49)	$(0.12)	$(0.38)	$(0.31)	$(0.20)
Shares used in computing net loss per share:
Basic	24,450	24,282	24,178	23,853	23,472
Diluted	24,450	24,282	24,178	23,853	23,472
Consolidated Balance Sheet Data*:
Working (deficit) capital	$(5,717)	$5,250	$5,023	$10,993	$17,299
Total assets	$18,147	$22,177	$35,708	$44,308	$48,578
Long-term liabilities	$1,534	$3,086	$2,547	$3,034	$4,922
Stockholders’ (deficit) equity	$(3,047)	$7,929	$9,390	$16,491	$21,966

(1)	2010, 2009 and 2008 include $727,000, $1.4 million and $1.7 million, respectively, in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative, and engineering and development expenses.

(2)	Relates to cash payment made in connection with the intellectual property portfolio of Diodem, LLC, (“Diodem”), which was acquired in January 2005 as part of a litigation settlement with the owners of Diodem.

(3)	Refer to Note 4 in the notes to the Consolidated Financial Statements.

(4)	Refer to Note 3 in the notes to the Consolidated Financial Statements.

(5)	In connection with the terminations resulting from our 2007 restructuring, we recognized $802,000 of severance and severance related costs.

*	Certain amounts have been reclassified to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion or our results of operations and financial condition should be read together with the financial statements, related notes and other financial information included in this Form 10-K. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1A-“Risk Factors” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a medical technology company that develops, manufactures and markets lasers and related products focused on technologies for improved applications and procedures in dentistry and medicine. Our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the FDA to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets. Since 1998, we have sold approximately 8,000 Waterlase systems, including over 4,000 Waterlase MD systems and more than 16,000 laser systems in over 50 countries.

We offer two categories of laser system products: Waterlase systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser to perform most procedures currently performed using dental drills, scalpels and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening.

In August 2006, we entered into a License and Distribution Agreement with HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada.

On September 23, 2010, we entered into the D&S Agreement with HSIC, effective August 30, 2010. The D&S Agreement terminated all prior agreements with HSIC. Under the D&S Agreement, we granted HSIC certain non-exclusive distribution rights in North America, and in certain other international markets, with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for our products. The first purchase order of $6 million was for the purchase of iLase systems. The second purchase order of $3 million was also for the purchase of iLase systems, but gives HSIC the option to apply some or all of the amount to other laser systems. We have agreed to ship all products under these two purchase orders by June 30, 2011 and August 25, 2011, respectively. In connection with the D&S Agreement, we also agreed to enter into the August 2010 Security Agreement, which granted to HSIC a security interest in our inventory and assets as security for advance payment amounts made under the August 2010 Security Agreement and our previous agreements with HSIC. HSIC’s security interest will be released once we have delivered the products for which HSIC made the prepayments. We expect to fully satisfy the first purchase order by the end of the first quarter of 2011.

Including prepayments made pursuant to the D&S Agreement and our previous agreements with HSIC, we received advance payments from HSIC totaling $14.8 million, of which $5.9 million remained a customer deposit at December 31, 2010 and will continue to be applied against the open purchase orders.

In May 2010, we entered into the 2010 P&G Agreement with P&G, which replaced an existing license agreement between us and P&G. Pursuant to the 2010 P&G Agreement, we granted P&G an exclusive license to certain of our patents to enable P&G to develop products to be marketed to the consumer market. The 2010 P&G Agreement also provides that effective January 1, 2011, P&G’s exclusive license to our patents will convert to a non-exclusive license unless P&G pays us a $187,500 license payment by the end of the first quarter of 2011, and by the end of each quarter thereafter during the term of the 2010 P&G Agreement. If P&G allows the exclusivity of their license to lapse, P&G will have an opportunity to resume exclusivity if we enter into discussions or negotiations with another party regarding the licensed patents. We are currently engaged in discussions with P&G concerning the sufficiency of P&G’s efforts to commercialize a consumer product utilizing our patents.

We intend to sell direct to our customers in North America and provide assistance to our domestic and international distribution partners to maximize revenue.

We have suffered recurring losses from operations, have had declining revenues, and have a working capital deficit as of December 31, 2010. Because of these factors, our management and our independent registered public accounting firm in its report accompanying our consolidated financial statements have raised substantial doubt about our ability to continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from our inability to continue as a going concern.

Our need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs. We intend to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. However, we cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition.  Through August 2010, we sold our products in North America through an exclusive distribution relationship with HSIC. Effective August 30, 2010, we began selling our products in North America directly to customers through our direct sales force and through non-exclusive distributors, including HSIC. Sales are recorded upon shipment from our facility and payment of our invoices is generally due within 30 days or less. Internationally, we sell products through independent distributors, including HSIC in certain countries. We record revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, we apply the residual value method, which requires us to allocate to the delivered elements the total arrangement consideration less the fair value or vendor specific objective evidence (“VSOE”) of the undelivered elements. VSOE is determined based on the value we sell the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements, primarily training, is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement.

The key judgments related to our revenue recognition include the collectability of payment from the customer, the satisfaction of all elements of the arrangement having been delivered, and that no additional customer credits and discounts are needed. We evaluate a customer’s credit worthiness prior to the shipment of the product. Based on our assessment of the available credit information, we may determine the credit risk is higher than normally acceptable, and we will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may also cause us to defer the revenue until the obligation is satisfied.

Although all sales are final, we accept returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue.

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year.

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

Valuation of Long-Lived Assets.  Property, plant and equipment, and certain intangibles with finite lives are amortized over their estimated useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. We monitor events and changes in circumstances which could indicate that the carrying balances of long-lived assets may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we would determine if an impairment loss should be recognized by comparing the carrying amount of the assets to their fair value.

Valuation of Goodwill and Other Intangible Assets.  Goodwill and other intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2010 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost.  Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our Diode systems warranty period is up to two years from date of sale by us or the distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

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

Income Taxes.  Based upon our operating losses during 2010 and 2009 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2010 will not be realized in the near term, excluding a portion of the foreign deferred tax assets totaling approximately $11,000. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $34.3 and $30.2 million as of December 31, 2010 and 2009, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Results of Operations

The following table sets forth certain data from our operating results for each of the years ended December 31, 2010, 2009 and 2008, expressed as percentages of revenue:

	Years Ended December 31,
	2010	2009	2008

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	66.3	53.7	49.5

Gross profit	33.7	46.3	50.5

Operating expenses:
Sales and marketing	37.9	25.5	34.1
General and administrative	25.0	18.0	18.5
Engineering and development	14.5	9.6	8.6
Patent infringement legal settlement	—	—	1.9
Impairment of intangible asset	—	—	0.4
Impairment of property, plant and equipment	0.1	—	0.6

Total operating expenses	77.5	53.1	64.1

Loss from operations	(43.8)	(6.8)	(13.6)
Non-operating (loss) income, net	(1.8)	0.3	(0.3)

Loss before income taxes	(45.6)	(6.5)	(13.9)
Income tax provision	0.2	0.3	0.2

Net loss	(45.8)%	(6.8)%	(14.1)%

The following table summarizes our net revenues by category for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008

Waterlase systems	$8,241	32%	$22,950	53%	$40,328	62%
Diode systems	7,907	30%	8,813	20%	12,040	19%
Consumables and service	8,432	32%	10,374	24%	8,642	13%

Products and services	24,580	94%	42,137	97%	61,010	94%
License fees and royalty	1,645	6%	1,210	3%	3,615	6%

Net revenue	$26,225	100%	$43,347	100%	$64,625	100%

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Net Revenue.  Net revenue for the year ended December 31, 2010 (“Fiscal 2010”) was $26.2 million, a decrease of $17.1 million, or 39%, as compared with net revenue of $43.3 million for the year ended December 31, 2009 (“Fiscal 2009”). Domestic revenues were $16.9 million, or 64% of net revenue, for Fiscal 2010 compared to $31.1 million, or 72% of net revenue, for Fiscal 2009. International revenues for Fiscal 2010 were $9.3 million, or 36% of net revenues compared to $12.2 million, or 28% of net revenue for Fiscal 2009.

Laser system net revenues decreased by approximately 49% in Fiscal 2010 compared to Fiscal 2009. Sales of our Waterlase systems decreased $14.7 million, or 64%, in Fiscal 2010 compared to Fiscal 2009. This decrease was primarily due to decrease in our unit sales which accounted for $11.9 million in decreased revenue combined with a reduction in our realized average sales price (“ASP”) in 2010 Waterlase sales of $2.8 million. Sales of our Diode systems decreased $900,000, or 10% in Fiscal 2010 compared to Fiscal 2009.

The release of the iLase in early 2010 led to the net increase in diode unit sales ($5.2 million) offset by the effect of lower overall ASP’s ($6.1 million) on the iLase. The primary contributors to our decrease in sales include a shift in sales from our Waterlase system to our diode laser systems and our inability to sell our products direct to customers due to the exclusive distribution agreement in North America during the first eight months of the year.

Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts and shipping revenue, decreased by approximately $1.9 million, or 19%, for Fiscal 2010, as compared to Fiscal 2009 due to the release of the Waterlase MD Turbotm Handpiece Upgrade Kit in March 2009 which accounted for $1.6 million of revenue in Fiscal 2009.

Gross Profit.  Gross profit for Fiscal 2010 was $8.8 million, or 34% of net revenue, a decrease of $11.3 million, as compared with gross profit of $20.1 million, or 46% of net revenue for Fiscal 2009. The overall decrease in gross profit was primarily due to lower ASPs realized on our Waterlase and Diode sales resulting in $8.9 million of the gross profit decrease combined with $3.1 million of decreased gross margin resulting from lower volumes. This was offset by a net increase of $434,000 recognized on deferred revenue from Fiscal 2010 to Fiscal 2009.

Operating Expenses.  Operating expenses for Fiscal 2010 were $20.3 million, or 77% of net revenue, a $2.7 million decrease as compared with $23 million, or 53% of net revenue for Fiscal 2009. In late 2008, and continuing throughout 2010, we implemented significant cost reductions to help offset the negative impact of current economic conditions and reduced revenue.

Sales and Marketing Expense.  Sales and marketing expenses for Fiscal 2010 decreased by $1.1 million, or approximately 10%, to $9.9 million, or 38% of net revenue, as compared with $11.0 million, or 25% of net revenue, for Fiscal 2009. Payroll and consulting-related expenses decreased by $722,000 and commission expense decreased by $439,000 in Fiscal 2010 as compared to Fiscal 2009 primarily as a result of restructuring our domestic sales and marketing departments and a lowered commissionable sales base in 2010. We believe our sales and marketing expenses are essential to increase our revenues, and therefore it is possible that these expenses may increase in the year ending December 31, 2011 (“Fiscal 2011”).

General and Administrative Expense.  General and administrative expenses for Fiscal 2010 decreased by $1.2 million, or 16%, to $6.6 million, or 25% of net revenue, as compared with $7.8 million, or 18% of net revenue, for Fiscal 2009. The decrease in general and administrative expenses resulted primarily from decreased payroll and consulting-related expenses of $1.3 million, decreased audit fees of $221,000, and decreased professional insurance of $286,000 offset by increased legal and patent-related fees of $297,000, increased investor relations fees of $119,000, and increased bank charges of $90,000.

Engineering and Development Expense.  Engineering and development expenses for Fiscal 2010 decreased by $356,000, or 9%, to $3.8 million, or 14% of net revenue, as compared with $4.2 million, or 10% of net revenue, for Fiscal 2009. The decrease is primarily related to a reduction in payroll and consulting-related expenses of $415,000, offset by increased depreciation expenses of $52,000 related to purchases of molds and tooling for the production of our iLase system. We expect to continue to invest in our engineering and development projects and personnel in the future and, as such, these expenses may increase in Fiscal 2011.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.  We realized a $110,000 loss on foreign currency transactions for Fiscal 2010 compared to a $176,000 gain for Fiscal 2009 primarily due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar. As we have transitioned most of our sales from our foreign subsidiaries to sales through our third party distributors, the number of intercompany transactions should continue to decrease; however, we will still be subject to gains and losses resulting from foreign currency balances.

Interest Income.  Interest income results from interest earned on our cash and investments balances. Interest income for Fiscal 2010 was $3,000 as compared to $5,000 for Fiscal 2009 due to lower average cash balances in Fiscal 2010 as compared to Fiscal 2009.

Interest Expense.  Interest expense for Fiscal 2010 was $361,000 as compared to $58,000 for Fiscal 2009. The increase in Fiscal 2010 as compared to Fiscal 2009 was primarily due to the interest and the amortization of loan related fees on our term debt facility.

Provision for Income Taxes.  Our provision for income taxes was $58,000 for Fiscal 2010, compared to $119,000 in Fiscal 2009.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Net Revenue.  Net revenue for Fiscal 2009 was $43.3 million, a decrease of $21.3 million, or 33%, as compared with net revenue of $64.6 million for the year ended December 31, 2008 (“Fiscal 2008”). Domestic revenues were $31.1 million, or 72% of net revenue, for Fiscal 2009 compared to $48.5 million, or 75% of net revenue, for Fiscal 2008. International revenues for Fiscal 2009 were $12.2 million, or 28% of net revenues compared to $16.1 million, or 25% of net revenue for Fiscal 2008.

Laser system net revenues decreased by approximately 39% in Fiscal 2009 compared to Fiscal 2008. Sales of our Waterlase systems decreased $17.4 million, or 43%, for Fiscal 2009 compared to Fiscal 2008. This decrease was primarily due to a $16.2 million decrease in unit sales and a reduction in realized ASP on Fiscal 2009 Waterlase sales. Sales of our Diode systems decreased $3.2 million, or 27% in Fiscal 2009 compared to Fiscal 2008, due primarily to decreased sales volume. We believe that the continued adverse global economic environment and lower purchases by HSIC were the primary contributors to the decreased sales year over year.

Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts and shipping revenue, increased by approximately $1.7 million or 20% for Fiscal 2009 as compared to Fiscal 2008 due primarily to $1.6 million in revenue generated by the release of the Waterlase MD Turbotm Handpiece Upgrade Kit in March 2009 and increased global service revenues.

Gross Profit.  Gross profit for Fiscal 2009 was $20.1 million, or 46% of net revenue, a decrease of $12.6 million, compared with gross profit of $32.7 million, or 51% of net revenue for Fiscal 2008. The overall decrease was primarily due to reduced gross margin of $9.8 million resulting from lower sales volumes, $1.2 million in decreased gross profit resulting from lower ASP’s, a $416,000 write-down of inventory in the first quarter of Fiscal 2009 related to the closures of our international subsidiaries, and a $2.4 million reduction in recognition of deferred revenue offset by a $1.5 million reduction in warranty expenses in Fiscal 2009 compared to Fiscal 2008.

Operating Expenses.  Operating expenses for Fiscal 2009 were $23 million, or 53% of net revenue, an $18.4 million decrease as compared with $41.4 million, or 64% of net revenue, for Fiscal 2008. In late Fiscal 2008, and continuing through Fiscal 2009, we implemented significant cost reductions to help offset the negative impact of global economic conditions.

Sales and Marketing Expense.  Sales and marketing expenses for Fiscal 2009 decreased by $11 million, or approximately 50%, to $11.0 million, or 26% of net revenue, compared with $22.0 million, or 34% of net revenue, for Fiscal 2008. Payroll and consulting-related expenses decreased by $1.9 million in Fiscal 2009 as compared to Fiscal 2008 primarily as a result of closing our foreign sales operations and restructuring our domestic sales and marketing departments. Additional factors contributing to the reduction were a $2.6 million decrease in convention and seminar expenses, a $1.5 million decrease in advertising and promotional expenses, a $1.4 million decrease in travel and entertainment expenses, a $1.2 million decrease in commission expense, and a $2.0 million decrease in regional meeting and speaker related expenses in Fiscal 2009 compared with Fiscal 2008. We believe our sales and marketing expenses and programs are essential in order to grow our revenues and it is therefore possible that these expenses could increase in the future.

General and Administrative Expense.  General and administrative expenses for Fiscal 2009 decreased by $4.2 million, or 35%, to $7.8 million, or 18% of net revenue, as compared with $12.0 million, or 19% of net revenue, for Fiscal 2008. The decrease in general and administrative expenses resulted primarily from a $1.6 million decrease in legal and patent related fees, a $392,000 decrease in audit fees, a $371,000 decrease in depreciation expenses and a $1.6 million decrease in payroll and consulting-related expenses. These decreases were partially offset by an increase in severance costs related to the termination of our then CEO and the closure of our international subsidiaries.

Engineering and Development Expense.  Engineering and development expenses for Fiscal 2009 decreased by $1.4 million, or 25%, to $4.2 million, or 10% of net revenue, compared with $5.6 million, or 9% of net revenue, for Fiscal 2008. The decrease is primarily related to a reduction in payroll and consulting-related expenses of $391,000, decrease in engineering materials and supplies of $301,000 and a reduction in intangible asset amortization expense of $222,000. We expect to continue to invest in development projects and personnel in Fiscal 2010.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.  We realized a $176,000 gain on foreign currency transactions for Fiscal 2009 compared to an $186,000 loss on foreign currency transactions for Fiscal 2008 primarily due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar.

Interest Income.  Interest income results from interest earned on our cash and investments balances. Interest income for Fiscal 2009 was $5,000 as compared to $118,000 for Fiscal 2008 due to lower average cash balances in Fiscal 2009 as compared to Fiscal 2008.

Interest Expense.  Interest expense for Fiscal 2009 was $58,000 as compared to $157,000 for Fiscal 2008. The decrease in interest expense in Fiscal 2009 as compared to Fiscal 2008 was a result of reduced interest expense on our line of credit facility that was paid off on February 5, 2009.

Provision for Income Taxes.  Our provision for income taxes was $119,000 for Fiscal 2009, compared to $121,000 in Fiscal 2008.

Selected Quarterly Financial Data

The following table presents our operating results for each quarter in our last two fiscal years. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto. These operating results are not necessarily indicative of results for any future operating period.

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

2010
Net revenue	$4,395	$5,892	$6,220	$9,718
Gross profit	$270	$1,931	$1,791	$4,833
(Loss) Income from operations(1)	$(5,308)	$(4,122)	$(2,424)	$359
Net (loss) income(1)	$(5,305)	$(4,164)	$(2,726)	$174
Net (loss) income per share(3):
Basic	$(0.22)	$(0.17)	$(0.11)	$0.01
Diluted	$(0.22)	$(0.17)	$(0.11)	$0.01

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

2009
Net revenue	$6,594	$14,317	$12,085	$10,351
Gross profit	$1,768	$8,098	$5,833	$4,363
(Loss) income from operations(2)	$(4,929)	$2,474	$904	$(1,409)
Net (loss) income(2)	$(4,676)	$2,330	$859	$(1,469)
Net (loss) income per share(3):
Basic	$(0.19)	$0.10	$0.04	$(0.06)
Diluted	$(0.19)	$0.10	$0.04	$(0.06)

(1)	(Loss) income from operations and net (loss) income includes $206,000, $180,000, $113,000 and $228,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively.

(2)	(Loss) income from operations and net (loss) income includes $468,000, $317,000, $318,000 and $254,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.

(3)	Net (loss) income per share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net (loss) income per common share amount.

Liquidity and Capital Resources

At December 31, 2010, we had approximately $1.7 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $1.3 million was due to cash used in operating activities of $3.8 million offset by net cash provided by financing activities of $2.8 million.

At December 31, 2010, we had approximately $5.7 million in negative working capital. Our principal sources of liquidity at December 31, 2010, consisted of $1.7 million in cash and cash equivalents, $3.3 million of net accounts receivable. Subsequent to December 31, 2010, we have raised approximately $7.4 million from the sale of approximately 2.1 million shares of our common stock and approximately $521,000 from the exercise of stock options. As of March 15, 2011, our sources of liquidity consisted of approximately $2.5 million in cash and cash equivalents and $2.8 in net accounts receivable. From time to time, we may attempt to raise capital through either equity or debt offerings, including the outstanding Shelf Registration Statement described below. We cannot provide assurance that we will enter into any such equity or debt arrangements or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. There can be no assurance that we will be able to increase sales, reduce expenses, or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

On May 27, 2010 we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank in respect of a $5 million term loan, of which $3 million was borrowed on such date. In connection with the Loan and Security Agreement, we issued Secured Promissory Notes in favor of each of and a Warrant Agreement in favor of each for aggregate initial gross proceeds of $3 million. The two Warrant Agreements grant the holders warrants (the “Warrants”) to purchase up to an aggregate of 101,694 shares of our common stock at a per share price of $1.77. The Warrants expire on May 26, 2015. On August 16, 2010, we entered into a Forbearance Agreement with MidCap Funding III, LLC and Silicon Valley Bank, pursuant to which MidCap Funding III, LLC and Silicon Valley Bank agreed not to exercise their rights and remedies for a certain period of time with respect to our non-compliance with a financial covenant contained in the Loan and Security Agreement. On September 23, 2010 we entered into Waiver and Amendment No. 1 to the Loan and Security Agreement which, among other things, waived our non-compliance at certain testing dates, with a financial covenant contained in the Loan and Security Agreement and amended the per share price of the warrants to $0.84. On February 8, 2011, we repaid all outstanding balances under the Loan and Security Agreement, which included approximately $2.6 million in principal, $30,000 of accrued interest, and $169,000 of loan related expenses and MidCap Funding III, LLC and Silicon Valley Bank released their security interest in our assets. Unamortized costs totaling approximately $240,000 associated with the term loan payable were expensed in February 2011. MidCap Financial, LLC and Silicon Valley Bank also exercised all of their warrants on a cashless basis during February 2011 for 78,172 shares of our common stock.

In connection with the D&S Agreement, effective August 30, 2010, HSIC placed two irrevocable purchase orders for our products totaling $9 million. The first purchase order, totaling $6 million, was for our iLase system and is required to be fulfilled by June 30, 2011. The second purchase order, totaling $3 million, requires delivery by August 25, 2011, and was also for our iLase system but may be modified, without charge, and applied to other of our laser products. Including prepayments made through our prior agreements with HSIC and the D&S Agreement, we received advance payments from HSIC totaling $14.8 million during Fiscal 2010. As of December 31, 2010, approximately $5.9 million remained a customer deposit which we are continuing to apply against the two open purchase orders. We expect to fully satisfy the first purchase order by the end of the first quarter of 2011.

On April 16, 2010, we filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process. On April 29, 2010, the Form S-3 Registration was declared effective by the SEC. Pursuant to this “shelf” registration statement, we may sell common stock, preferred stock or warrants in one or more offerings up to an aggregate public offering price of $9.5 million (the “Shelf Registration Statement”). We believe that the Shelf Registration Statement provides us additional flexibility with respect to potential capital raises that we may undertake.

On December 23, 2010, we entered into the Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant, as sales agent. In accordance with the terms of the Offering Agreement, we may issue and sell up to 3,000,000 shares of our common stock under the Shelf Registration Statement. Sales of shares of our common stock, may be made in a series of transactions over time as we may direct Ascendiant in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1993. “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.

Ascendiant will make all sales using its commercially reasonable best efforts consistent with its normal trading and sales practices, and on terms on which we and Ascendiant mutually agree. Unless we and Ascendiant agree to a lesser amount with respect to certain persons or classes of persons, the compensation to Ascendiant for sales of common stock sold pursuant to the Offering Agreement will be 3.75% of the gross proceeds of the sales price per share.

Concentration of Credit Risk

Financial instruments which potentially expose us to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with their customers which allow us to monitor current changes in business operations so we can respond as needed. We do not, generally, require customers to provide collateral before we sell them our products, however we have required certain distributors to make prepayments for significant purchases of our products. For the years ended December 31, 2010, 2009 and 2008, sales to HSIC worldwide accounted for approximately 38%, 75%, and 70%, respectively, of our net sales.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on a quarterly specific account review of past due balances over 90 days. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for Fiscal 2010, Fiscal 2009 and Fiscal 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net cash provided by (used in):
Operating activities	$(3,812)	$(2,571)	$(4,520)
Investing activities	(237)	(444)	(981)
Financing activities	2,814	(5,231)	2,384
Effect of exchange rates on cash	(46)	(14)	(214)

Net change in cash and cash equivalents	$(1,281)	$(8,260)	$(3,331)

Fiscal 2010 Compared to Fiscal 2009

Net cash used in operating activities represents our net loss adjusted for changes in working capital and non-cash charges. Cash used in operating activities for Fiscal 2010 totaled $3.8 million and was primarily comprised of a net loss of $12.0 million plus an increase in deferred revenue of $1.0 million offset by depreciation and amortization of $1.1 million, stock based compensation expense of $727,000, and decreases in accounts receivable and inventory of $978,000 and $874,000, respectively, and an increase in customer deposits of $5.9 million.

The $1.2 million increase in net cash used in operating activities for Fiscal 2010 compared to Fiscal 2009 was primarily due to our increased net loss and a lower reduction of our inventory offset by increased collections of accounts receivable, increased customer deposits and a reduction of payments of accounts payable and accrued expenses.

Net cash used in investing activities for Fiscal 2010 was $207,000 lower than for Fiscal 2009 due to reduced capital asset expenditures.

The $8.0 million increase in net cash provided by (used in) financing activities for Fiscal 2010 compared to Fiscal 2009 was primarily due to net payments on our line of credit in Fiscal 2009 of $5.4 million compared to proceeds, net of repayments, from a term loan in Fiscal 2010 of $2.7 million.

Fiscal 2009 Compared Fiscal 2008

The $1.9 million decrease in net cash used in operating activities for Fiscal 2009 compared to Fiscal 2008 was primarily due to a decrease in our net loss by $6.2 million, reductions of our inventory, an increase in inventory reserves, and reductions in deferred revenue offset by payments of accounts payable and accrued expenses.

Net cash used in investing activities for Fiscal 2009 was $537,000 lower than for Fiscal 2008 due to reduced capital asset expenditures.

The $7.6 million decrease in net cash used in financing activities for Fiscal 2009 compared to Fiscal 2008 was primarily due to net borrowings under our line of credit in Fiscal 2008 of $1.9 million compared to net payments under our line of credit of $5.4 million in Fiscal 2009.

Contractual Obligations

We lease our facility under a non cancellable operating lease that expires in April 2015. In January 2011, we amended the lease to defer a portion of the basic rent to future periods. In December 2010, we financed approximately $389,000 of insurance premiums payable in nine equal monthly installments of approximately $43,000 each, including a finance charge of 2.92%. These amounts are included in the outstanding obligations as of December 31, 2010 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2010 for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total

Operating lease obligations	$409	$1,018	$755	$—	$2,182
License agreement	25	—	—	—	25
Purchase obligations	229	455	455	3,341	4,480
Other long-term liabilities	342	—	—	—	342

Total	$1,005	$1,473	$1,210	$3,341	$7.029

In addition to the amounts shown in the table above, $108,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $20,000 and $25,000, respectively, at December 31, 2009.

Our capital requirements will depend on many factors, including, among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required or may elect to seek additional funding through public or private equity or debt financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all. Without additional funds and/or increased revenues, we may not have enough cash or financial resources to operate for the next twelve months.

Seasonality

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

Recent Accounting Pronouncements

See Note 2 to the Notes to the Consolidated Financial Statements — Summary of Significant Accounting Policies included in this report for a discussion on recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

All financial statements and supplementary data required by this Item 8, including the report of the independent registered public accounting firm, are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1 of this Form 10-K, and are incorporated into this Item 8 by this reference. The Selected Quarterly Financial Data required by this Item 8 is set forth in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K and is hereby incorporated into this Item 8 by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officers, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of management, including our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework” (the “COSO Framework”). Based on our evaluation under the COSO Framework, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Executive Officers of the Registrant.” In addition, the information set forth under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement (the “Proxy Statement”) to be filed in connection with our 2011 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC within 120 days of December 31, 2010, is incorporated by reference herein.

We have adopted the Biolase Technology, Inc. Code of Business Conduct and Ethics which applies to all our employees, officers and directors, including our Chief Executive Officer and Chief Financial Officer, and is filed as an exhibit to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information set forth under the captions “Executive Compensation” and “Election of Directors — Director Compensation” in the Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010, 2009 and 2008	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended. (Filed with Registrants’ Amendment No. 1 to Registration Statement on Form S-1 filed December 23, 2005 and incorporated herein by reference.)
3.2	Fifth Amended and Restated Bylaws of Biolase Technology, Inc., adopted July 2, 1010. (Filed with Registrant’s Current Report on Form 8-K filed on July 7, 2010 and incorporated herein by reference.)
4.1	Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (Included in Exhibit 3.1.)
4.2	Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of Biolase Technology, Inc. (Included in Exhibit 3.1.)
4.3	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Biolase Technology, Inc. filed in the Office of Secretary of State of Delaware on July 25, 1996. (Included in Exhibit 3.1.)

Exhibit
Number		Description

4.4		Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Biolase Technology, Inc. (Included in Exhibit 3.1.)
4.5		Rights Agreement, dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation. (Filed with Registrant’s Registration Statement on Form 8-A filed December 29, 1998 and incorporated herein by reference.)
4.6		Amendment to Rights Agreement, dated December 19, 2008, between the Registrant and Computershare Trust Company, N.A. (Filed with the Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference.)
4.7		Specimen of common stock certificate. (Filed with Registrant’s Registration Statement on Form S-3 filed June 3, 2002 and incorporated herein by reference.)
4.8		Warrant to Purchase 81,037 shares of Common Stock of the Registrant issued to Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.9		Warrant to Purchase 71,186 shares of Common Stock of the Registrant issued to MidCap Financial, LLC, dated May 27, 2010 (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference.)
4.10		Warrant to Purchase 30,508 shares of Common Stock of the Registrant issued to Silicon Valley Bank, dated May 27, 2010 (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference.)
4.11		Registration Rights Agreement between the Registrant and Diodem, LLC dated January 24, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed September 30, 2005 and incorporated herein by reference.)
4.12		Form of Warrant to Purchase Common Stock of Registrant issued to assignees of Diodem, LLC dated August 15, 2005. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
4.13		Amendment No. 1 to Warrant, dated September 23, 2010, in favor of MidCap Financial, LLC. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)
4.14		Amendment No. 1 to Warrant, dated September 23, 2010, in favor of SVB Financial Group. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)
10.1		Form of Purchase Order Term and Conditions relating to domestic sales (effective for sales after August 4, 2003). (Filed with Amendment No. 2 to Registrant’s Annual Report on Form 10-K/A filed December 16, 2003 and incorporated herein by reference.)
10	.2*	1990 Stock Option Plan. (Filed with Registrant’s Registration Statement on Form S-1 filed October 9, 1992 and incorporated herein by reference.)
10	.3*	Form of Stock Option Agreement under the 1990 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10	.4*	1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.5*	Form of Stock Option Agreement under the 1993 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed April 14, 1994 and incorporated herein by reference.)
10	.6*	2002 Stock Incentive Plan. (Filed with Registrant’s definitive Proxy Statement filed October 17, 2005 and incorporated herein by reference.)
10	.7*	Form of Stock Option Agreement under the 2002 Stock Option Plan. (Filed with Registrant’s Annual Report on Form 10-K filed July 19, 2005 and incorporated herein by reference.)
10.8		2002 Stock Incentive Plan (Filed with Registrant’s definitive Proxy Statement filed April 10, 2007 and incorporated herein by reference.)

Exhibit
Number		Description

10	.9†	Definitive Asset Purchase Agreement dated January 24, 2005 by and among Diodem, LLC, BL Acquisition II, Inc. and the Registrant (Filed on January 28, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.10†	License Agreement between SurgiLight, Inc. and the Registrant dated February 3, 2005 (Filed on March 18, 2005 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.11*	Form of Indemnification Agreement between Registrant and its officers and directors. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference.)
10	.12*	Form of Resale Restriction Agreement, dated December 16, 2005 between Registrant and certain key employees and officers. (Filed on December 22, 2005 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10	.13*	Resale Restriction Agreement, dated as of December 29, 2005 between Registrant and Jeffrey W. Jones. (Filed on January 10, 2006 with Registrant’s Current Report of Form 8-K and incorporated herein by reference.)
10.14		Lease, dated January 10, 2006 between Registrant and The Irvine Company LLC. (Filed on January 17, 2006 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10	.15†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.)
10	.16†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and the Registrant. (Filed with Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference.)
10.17		Loan and Security Agreement, dated May 27, 2010, by and among the Registrant, MidCap Financial, LLC, and Silicon Valley Bank (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference.)
10.18		Secured Promissory Note, dated May 27, 2010, in favor of MidCap Financial, LLC (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference.)
10.19		Secured Promissory Note, dated May 27, 2010, in favor of Silicon Valley Bank (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference.)
10.20		Intellectual Property Security Agreement, dated May 27, 2010, by and between the Registrant and MidCap Financial, LLC (Filed with Registrant’s Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference.)
10.21		Settlement Agreement, dated July 1, 2010, by and among Federico Pignatelli and the directors and officers named therein. (Filed July 7, 2010 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
10.22		Settlement Agreement, dated July 6, 2010, by and between the Registrant and Brett Scott. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)
10.23		Separation and General Release Agreement, dated August 24, 2010, by and between the Registrant and David M. Mulder (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)
10	.24†	Distribution and Supply Agreement, dated September 23, 2010, by and between the Registrant and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)
10.25		Amended and Restated Security Agreement, dated September 23, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)
10.26		Forbearance Agreement, dated August 16, 2010, by and among Biolase Technology, Inc., MidCap Financial LLC, and Silicon Valley Bank. (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)

Exhibit
Number	Description

10.27	Waiver and Amendment No. 1 to Loan and Security Agreement, dated September 23, 2010, by and among Biolase Technology, Inc., MidCap Funding III, LLC, and Silicon Valley Bank (Filed with Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010 and incorporated herein by reference.)
10.28	Controlled Equity Offering Agreement, dated December 23, 2010, by and between Biolase Technology, Inc. and Ascendiant Securities, LLC (Filed December 23, 2010 with Registrant’s Current Report on Form 8-K and incorporated herein by reference.)
14.1	Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
24.1	Power of Attorney (included in Signature page).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biolase Technology, Inc.,
a Delaware Corporation

Dated: March 23, 2011	By: /s/ FEDERICO PIGNATELLI
Federico Pignatelli Chief Executive Officer
Dated: March 23, 2011	By: /s/ FREDERICK D. FURRY
Frederick D. Furry Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FEDERICO PIGNATELLI Federico Pignatelli	Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)	March 23, 2011

/s/ FREDERICK D. FURRY Frederick D. Furry	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 23, 2011

/s/ DR. ALEX K. ARROW Dr. Alex K. Arrow	Director	March 23, 2011

/s/ DR. NORMAN J. NEMOY Dr. Norman J. Nemoy	Director	March 23, 2011

/s/ GREGORY E. LICHTWARDT Gregory E. Lichtwardt	Director	March 23, 2011

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BIOLASE Technology, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE Technology, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule as of and for the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE Technology, Inc. at December 31, 2010 and 2009, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has had declining revenues and has a working capital deficit at December 31, 2010. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
Costa Mesa, California
March 23, 2011

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,694	$2,975
Accounts receivable, less allowance of $311 and $421 in 2010 and 2009, respectively	3,331	4,229
Inventory, net	6,987	7,861
Prepaid expenses and other current assets	1,355	1,347
Assets held for sale	576	—

Total current assets	13,943	16,412
Property, plant and equipment, net	755	2,180
Intangible assets, net	342	472
Goodwill	2,926	2,926
Deferred tax asset	11	17
Other assets	170	170

Total assets	$18,147	$22,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Term loan payable, current portion	$2,622	$—
Accounts payable	4,029	4,887
Accrued liabilities	5,482	5,152
Customer deposits	5,877	—
Deferred revenue, current portion	1,650	1,123

Total current liabilities	19,660	11,162
Deferred tax liabilities	544	473
Warranty accrual, long term	424	448
Deferred revenue, long-term	433	1,975
Other liabilities, long-term	133	190

Total liabilities	21,194	14,248

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 26,565 and 26,340 shares issued in 2010 and 2009, respectively; 24,601 shares and 24,376 shares outstanding in 2010 and 2009, respectively	27	27
Additional paid-in capital	118,375	117,228
Accumulated other comprehensive loss	(324)	(222)
Accumulated deficit	(104,726)	(92,705)

	13,352	24,328
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity (deficit)	(3,047)	7,929

Total liabilities and stockholders’ equity (deficit)	$18,147	$22,177

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Products and services revenues	$24,580	$42,137	$61,010
License fees and royalty revenue	1,645	1,210	3,615

Net revenue	26,225	43,347	64,625
Cost of revenue	17,400	23,285	31,963

Gross profit	8,825	20,062	32,662

Operating expenses:
Sales and marketing	9,938	11,041	22,040
General and administrative	6,557	7,835	12,006
Engineering and development	3,790	4,146	5,580
Patent infringement legal settlement	—	—	1,232
Impairment of intangible asset	—	—	232
Impairment of property, plant and equipment	35	—	355

Total operating expenses	20,320	23,022	41,445

Loss from operations	(11,495)	(2,960)	(8,783)

(Loss) gain on foreign currency transactions	(110)	176	(186)
Interest income	3	5	118
Interest expense	(361)	(58)	(157)

Non-operating (loss) income, net	(468)	123	(225)

Loss before income tax provision	(11,963)	(2,837)	(9,008)
Income tax provision	58	119	121

Net loss	$(12,021)	$(2,956)	$(9,129)

Net loss per share:
Basic	$(0.49)	$(0.12)	$(0.38)

Diluted	$(0.49)	$(0.12)	$(0.38)

Shares used in the calculation of net loss per share:
Basic	24,450	24,282	24,178

Diluted	24,450	24,282	24,178

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock				Accumulated
	and Additional				Other		Total
	Paid-in Capital		Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Gain (Loss)	Deficit	Equity (Deficit)	Loss

Balances, January 1, 2008	25,967	$113,456	(1,964)	$(16,399)	$54	$(80,620)	$16,491	$(7,334)

Exercise of stock options	241	532	—	—	—	—	532
Stock-based compensation	—	1,735	—	—	—	—	1,735
Other compensation	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(9,129)	(9,129)	(9,129)
Foreign currency translation adjustment	—	—	—	—	(241)	—	(241)	(241)

Balances, December 31, 2008	26,208	115,725	(1,964)	(16,399)	(187)	(89,749)	9,390	$(9,370)

Exercise of stock options, net	132	173	—	—	—	—	173
Stock-based compensation	—	1,357	—	—	—	—	1,357
Net loss	—	—	—	—	—	(2,956)	(2,956)	(2,956)
Foreign currency translation adjustment	—	—	—	—	(35)	—	(35)	(35)

Balances, December 31, 2009	26,340	117,255	(1,964)	(16,399)	(222)	(92,705)	7,929	$(2,991)

Exercise of stock options, net	225	199	—	—	—	—	199
Stock-based compensation	—	727	—	—	—	—	727
Non-employee equity instruments	—	19	—	—	—	—	19
Other compensation	—	87	—	—	—	—	87
Warrants issued in connection with loan payable	—	115	—	—	—	—	115
Net loss	—	—	—	—	—	(12,021)	(12,021)	(12,021)
Foreign currency translation adjustment	—	—	—	—	(102)	—	(102)	(102)

Balances, December 31, 2010	26,565	$118,402	(1,964)	$(16,399)	$(324)	$(104,726)	$(3,047)	$(12,123)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash Flows From Operating Activities:
Net loss	$(12,021)	$(2,956)	$(9,129)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,070	1,444	1,909
Loss on disposal of assets, net	55	13	10
Impairment of property, plant and equipment	35	—	387
Recovery of bad debts	(80)	(62)	(68)
Impairment of intangible asset	—	—	232
Recovery of sales returns allowance	—	(77)	—
Provision for inventory excess and obsolescence	—	1,090	104
Amortization of discounts on term loan payable	37	—	—
Amortization of debt issuance costs	70	—	—
Stock-based compensation	727	1,357	1,735
Non-employee equity instruments	19	—	—
Other non-cash compensation	87	—	2
Deferred income taxes	77	109	52
Changes in operating assets and liabilities:
Accounts receivable	978	(290)	7,457
Inventory	874	3,459	(4,887)
Prepaid expenses and other current assets	173	(275)	167
Customer deposits	5,877	—	—
Accounts payable and accrued liabilities	(774)	(4,990)	888
Deferred revenue	(1,016)	(1,393)	(3,379)

Net cash and cash equivalents used in operating activities	(3,812)	(2,571)	(4,520)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(237)	(449)	(981)
Proceeds from sale of property, plant and equipment	—	5	—

Net cash and cash equivalents used in investing activities	(237)	(444)	(981)

Cash Flows From Financing Activities:
Borrowings under a line of credit	—	4,293	29,340
Payments under a line of credit	—	(9,697)	(27,488)
Proceeds from term loan payable	3,000	—	—
Payments under term loan payable	(300)	—	—
Payment of debt issuance costs	(85)	—	—
Proceeds from exercise of stock options and warrants	199	173	532

Net cash and cash equivalents provided by (used in) financing activities	2,814	(5,231)	2,384

Effect of exchange rate changes	(46)	(14)	(214)

Decrease in cash and cash equivalents	(1,281)	(8,260)	(3,331)
Cash and cash equivalents, beginning of year	2,975	11,235	14,566

Cash and cash equivalents, end of year	$1,694	$2,975	$11,235

Supplemental cash flow disclosure:
Cash activity during the year for:
Interest paid	$236	$58	$157
Income taxes paid (refunded)	$(96)	$34	$208

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the realizability of goodwill and indefinite-lived intangible assets, effects of stock-based compensation and warrants, contingent liabilities and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of these items. Financial instruments consisting of short term debt approximate fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Liquidity and Management’s Plans

The Company has suffered recurring losses from operations, has had declining revenues, and has a working capital deficit as of December 31, 2010. The financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s need for additional capital and the uncertainties surrounding its ability to raise such funding, raises substantial doubt about its ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must sell its products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of securities or debt financings to meet its working capital needs. The Company intends to increase sales by increasing our product offerings, expanding our direct sales force and expanding its distributor relationships both domestically and internationally. However, the Company cannot guarantee that it will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. If the Company is unable to increase sales, reduce expenses or raise sufficient additional it

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

may be unable to continue to fund its operations, develop its products or realize value from its assets and discharge its liabilities in the normal course of business. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2010, the Company had approximately $5.7 million in negative working capital. The Company’s principal sources of liquidity at December 31, 2010 consisted of $1.7 million in cash and cash equivalents, $3.3 million of net accounts receivable.

On May 27, 2010, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank in respect of a $5 million term loan, of which $3 million was borrowed on such date. In connection with the Loan and Security Agreement, the Company issued a Secured Promissory Notes in favor of each of and a Warrant Agreement in favor of each for aggregate initial gross proceeds of $3 million. The two Warrant Agreements grant the holders warrants (the “Warrants”) to purchase up to an aggregate of 101,694 shares of the Company’s common stock at a per share price of $1.77. The Warrants will expire if unused on May 26, 2015. On August 16, 2010, the Company entered into a Forbearance Agreement with MidCap Funding III, LLC and Silicon Valley Bank, pursuant to which MidCap Funding III, LLC and Silicon Valley Bank agreed not to exercise their rights and remedies for a certain period of time with respect to the Company’s non-compliance with a financial covenant in the Loan and Security Agreement. On September 23, 2010, the Company entered into Waiver and Amendment No. 1 to the Loan and Security Agreement which, among other things, waived its non-compliance at certain testing dates with a financial covenant contained in the Loan and Security Agreement and amended the per share price of the warrants to $0.84. On February 8, 2011, the Company repaid all outstanding balances under the Loan and Security Agreement, which included $2.6 million in principal, $30,000 of accrued interest, and $169,000 of loan related expenses, and MidCap Funding III, LLC and Silicon Valley Bank released their security interest in the Company’s assets. Unamortized costs totaling approximately $240,000 associated with the term loan payable were expensed in February 2011. MidCap Financial, LLC and Silicon Valley Bank also exercised all of their warrants on a cashless basis during February 2011 for 78,172 shares of common stock.

On April 16, 2010, the Company filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process. On April 29, 2010, the Form S-3 Registration was declared effective by the SEC. Pursuant to this “shelf” registration statement, the Company may sell common stock, preferred stock or warrants in one or more offerings up to an aggregate public offering price of $9.5 million.

On December 23, 2010, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Securities, LLC (“Ascendiant”), as sales agent. In accordance with the terms of the Offering Agreement, the Company may issue and sell up to 3,000,000 shares of our common stock under the “shelf” registration statement. Sales of shares of the Company’s common stock, may be made in a series of transactions over time as the Company may direct Ascendiant in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1993. “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.

Ascendiant will make all sales using its commercially reasonable best efforts consistent with its normal trading and sales practices, and on terms on which we and Ascendiant mutually agree. Unless the Company and Ascendiant agree to a lesser amount with respect to certain persons or classes of persons, the compensation to Ascendiant for sales of common stock sold pursuant to the Offering Agreement will be 3.75% of the gross proceeds of the sales price per share.

Through March 15, 2011, the Company has sold under the Offering Agreement 2,153,000 million shares of its common stock with proceeds to us of approximately $7.2 million, net of Ascendiant’s commission. In

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

connection with the offering, the Company also incurred direct costs of $102,000. All sales under the Offering Agreement occurred subsequent to December 31, 2010.

On September 23, 2010, the Company entered into a Distribution and Supply Agreement (the “D&S Agreement”) with HSIC, effective August 30, 2010. The D&S Agreement terminated all prior agreements with HSIC. In connection with the D&S Agreement, as amended, HSIC placed two irrevocable purchase orders for the Company’s products totaling $9 million. The first purchase order, totaling $6 million, was for the iLase system and is required to be fulfilled by June 30, 2011. The second purchase order, totaling $3 million, requires delivery by August 25, 2011, and was also for the iLase system but may be modified, without charge, and applied to other laser products. Including prepayments made through our prior agreements with HSIC and the D&S Agreement, we received advance payments from HSIC totaling $14.8 million during Fiscal 2010. As of December 31, 2010, approximately $5.9 million remained a customer deposit which the Company will continue to apply against the two open purchase orders. We expect to fully satisfy the first purchase order by the end of the first quarter of 2011.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. Excess cash is primarily in money market funds. Cash equivalents are carried at cost, which approximates fair market value.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon its knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service and finance personnel. The review process evaluates all account balances with amounts outstanding more than 90 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventory

The Company values inventory at the lower of cost, determined using the first-in, first-out method, or market. The carrying value of inventory is evaluated periodically for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The allowance is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and our allocation of fixed production overhead is based on the normal capacity of our production facilities.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Property, Plant and Equipment

Property, plant and equipment is stated at acquisition cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations.

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

Depreciation expense for 2010, 2009 and 2008 was approximately $940,000, $1,303,000, and $1,547,000, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one operating unit; therefore goodwill is tested for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, if available. Management assesses potential impairment on an annual basis on June 30th and compares the Company’s market capitalization to its carrying amount, including goodwill. A significant decrease in the Company’s stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the inherent risk in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regards to operations. A change in these underlying assumptions could cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

Costs incurred to acquire and successfully defend patents, and costs incurred to acquire trademarks and trade names are capitalized. Costs related to the internal development of technologies that are ultimately patented are expensed as incurred. Intangible assets, except those determined to have an indefinite life, are amortized using the straight-line method, over management’s best estimate of the pattern of economic benefit over the estimated useful life of the assets and are subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Long-Lived Assets

The carrying values of long-lived assets, including intangible assets subject to amortization, are reviewed when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether carrying value of an asset is impaired based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

asset is written down to fair value, which is typically calculated using discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included as a component of stockholders’ equity (deficit) but is excluded from net (loss) income. Accumulated other comprehensive gain (loss) consists of the effects of foreign currency translation adjustments and unrealized gains or losses on marketable securities classified as available for sale.

Foreign Currency Translation and Transactions

Transactions of the Company’s German, Spanish, Australian and New Zealand subsidiaries are denominated in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive gain (loss) in stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

Revenue Recognition

The Company’s products were sold through exclusively through HSIC in North America through August 30, 2010. Effective August 30, 2010, the Company’s products were sold domestically both directly to customers through our direct sales force and through non-exclusive distributors. Sales are recorded upon shipment and payment is generally due within 30 days or less. Internationally, the Company sells products through independent distributors, including HSIC in certain countries. Revenue is recorded based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Revenue is recorded for all sales upon shipment assuming all other revenue recognition criteria are met.

Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, the Company applies the residual-value method, which requires the Company to allocate to the delivered elements the total arrangement consideration less the fair value or vendor specific objective evidence (“VSOE”) of the undelivered elements. VSOE is determined based on the value the Company sells the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements, primarily training, is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement. Deferred revenue attributable to undelivered elements, which primarily consists of training, totaled $616,000 and $347,000 as of December 31, 2010 and 2009, respectively.

Key judgments of the Company’s revenue recognition is the collectability of payment from the customer, the satisfaction of all elements of the arrangement having been delivered, and that no additional customer credits and discounts are needed. The Company evaluates the customer’s credit worthiness prior to the shipment of the product. Based on the assessment of the credit information available, the Company may determine the credit risk is higher than normally acceptable, and will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may result in the deferral of the revenue until the obligation is satisfied.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Although all sales are final, the Company accepts returns of products in certain, limited circumstances and records a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2010 and 2009, $110,000 was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year. Included in deferred revenue as of December 31, 2010 and 2009, was $1.1 million and $876,000, respectively, for extended warranty contracts. This is inclusive of an extended service contract commitment assumed as part of a settlement, of which $58,000 will not be recognized as revenue until 2012 and beyond.

Revenue for royalties under licensing agreements for the Company’s patented technology is recognized when the product using the technology is sold. Revenue is recognized on the amount sold based on historical performance and current knowledge about the business operations of our licensees. The Company’s estimates have been historically consistent with amounts reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period. Revenue from royalties was $145,000, $99,000 and $198,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

From time to time, the Company may offer sales incentives and promotions on its products. The cost of sales incentives are recorded at the date at which the related revenue is recognized as a reduction in revenue, increase in cost of goods sold or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.

Provision for Warranty Expense

Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while the warranty period for Diode systems is up to two years from date of sale by the Company or the distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while the warranty period for Diode systems is up to twenty eight months from the date of sale to the international distributor. The Company’s overall accrual is based on its historical experience and the expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the years ended December 31 were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Initial warranty accrual, beginning balance	$2,235	$2,612	$1,987
Provision for estimated warranty cost	3,126	2,820	4,752
Warranty expenditures	(2,636)	(3,197)	(4,127)

Initial warranty accrual, ending balance	2,725	2,235	2,612
Total warranty accrual, long term	424	448	313

Total warranty accrual, current portion	$2,301	$1,787	$2,299

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Shipping and Handling Costs and Revenues

Shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to our customers for shipping and handling are included as a component of revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $610,000, $267,000 and $776,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development.

Income Taxes

Differences between accounting for income taxes for financial statement purposes and accounting for tax return purposes are stated as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company establishes a valuation allowance when it is more likely than not that the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted the interpretations issued by the Financial Accounting Standards Board (the “FASB”) which establishes a single model to address accounting for uncertain tax positions. The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

During the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation cost related to stock options of $727,000, $1.4 million and $1.7 million, respectively, based on the grant date fair value. The net impact to earnings for the years ended December 31, 2010, 2009 and 2008, was $(0.03), $(0.06) and $(0.07) per diluted share, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of revenue	$41	$137	$167
Sales and marketing	193	397	473
General and administrative	407	664	932
Engineering and development	86	159	163

	$727	$1,357	$1,735

As of December 31, 2010 and 2009, the Company had $1.6 million and $872,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The cost is expected to be recognized over a weighted average period of 1.4 years.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The Black-Scholes option valuation model is used in estimating the fair value of traded options. This option pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Beginning July 1, 2005, the Company has used a dividend yield of zero as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the Company’s common stock. Management believes that the historic volatility of the Company’s common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the Company’s common stock over a period of time is used in approximating the estimated lives of new stock options. The expected term is estimated by analyzing the Company’s historical share option exercise experience over a five year period. Compensation expense is recognized using the straight-line method for all stock-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008

Expected term (years)	4.54	4.97	5.10
Volatility	91%	84%	68%
Annual dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	1.94%	2.03%	2.80%

Net Loss Per Share — Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,282,000, 3,631,000 and 4,581,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2010, 2009 and 2008, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to not be applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

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

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

In August 2009, the FASB provided clarification when measuring liabilities at fair value of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the preexisting fair value guidance. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards not yet Adopted

In October 2009, the FASB issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective prospectively for interim and annual periods ending after June 15, 2010. The Company has not yet determined the impact on its consolidated financial statements.

In December 2010, the FASB issued an update to existing guidance on the calculation of impairment of goodwill. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, and is currently evaluating the impact on its consolidated financial statements.

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

	December 31,
ACCOUNTS RECEIVABLE (in thousands):	2010	2009

Components of accounts receivable, net of allowances are as follows:
Trade	$3,139	$4,024
Royalties	30	19
World Clinical Laser Institute co-sponsorship	—	54
Training and service receivable	—	43
Other	162	89

Total receivables	$3,331	$4,229

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Following are the changes in the allowance for doubtful accounts and the allowance for sales returns during the years ended 2010, 2009 and 2008 (in thousands):

		Charges
	Balance at	(Reversals)	Write-offs	Balance at
	Beginning	to Cost	and	End of
	of Year	or Expenses	Returns	Year

Year Ended December 31, 2008
Allowance for doubtful accounts	$1,033	(68)	(439)	$526
Allowance for sales returns	$187	—	—	$187
Year Ended December 31, 2009
Allowance for doubtful accounts	$526	(62)	(43)	$421
Allowance for sales returns	$187	(77)	—	$110
Year Ended December 31, 2010
Allowance for doubtful accounts	$421	(80)	(30)	$311
Allowance for sales returns	$110	—	—	$110

	December 31,
INVENTORY, NET (in thousands):	2010	2009

Raw materials	$3,440	$3,400
Work-in-process	1,184	1,497
Finished goods	2,363	2,964

Inventory, net	$6,987	$7,861

Inventory is net of a provision for excess and obsolete inventory totaling approximately $1.9 million at both December 31, 2010 and 2009, respectively.

	December 31,
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):	2010	2009

Land	$—	$273
Building	—	418
Leasehold improvements	914	914
Equipment and computers	5,767	6,049
Furniture and fixtures	1,019	1,019
Construction in progress	55	45

	7,755	8,718
Accumulated depreciation and amortization	(7,000)	(6,538)

Property, plant and equipment, net	$755	$2,180

In connection with the Company’s move to a new leased facility in April 2006, leasehold improvements include $536,000 (net of a refund received from our landlord in June 2007) of tenant improvements that were paid by the landlord during 2006.

As a result of transitioning direct sales in certain countries to international distributors, including HSIC, in early 2009, the Company shut down or significantly reduced its foreign operations in those countries. In December 2008, the Company recorded an impairment charge of $355,000 on its German building and land in order to reduce the carrying value of those assets to their net realizable value. During the year ended December 31, 2010, management adopted a plan to sell its German building and land. In June 2010, the

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Company received an offer to purchase the land and building in Germany for €435,000, or $531,000 and, as such, the Company recorded an additional impairment charge of €28,000, or $35,000. Fully depreciated assets totaling €231,000, or $282,000, which were no longer usable, were also written off in June 2010.

Assets held for sale is comprised of the following (in thousands):

December 31,
2010

Land	$252
Building	324

Assets held for sale	$576

	December 31,
ACCRUED LIABILITIES (in thousands):	2010	2009

Payroll and benefits	$1,180	$1,694
Warranty accrual, current portion	2,301	1,787
Sales tax	429	68
Deferred rent credit	37	112
Accrued professional services	583	530
Accrued insurance premium	342	517
Accrued support services	173	—
Other	437	444

Accrued liabilities	$5,482	$5,152

	December 31,
DEFERRED REVENUE (in thousands):	2010	2009

Royalty advances from Procter & Gamble	$375	$1,875
Undelivered elements (training, installation, product and support services)	616	347
Extended warranty contracts	1,092	876

Total Deferred Revenue	2,083	3,098

Less Long-Term amounts:
Extended warranty contracts	(58)	(100)
Royalty advances from Procter & Gamble	(375)	(1,875)

Total Deferred Revenue — Long Term	(433)	(1,975)

Total Deferred Revenue — Current	$1,650	$1,123

In June 2006, the Company received a one-time payment from P&G totaling $3.0 million for a license to certain patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007 (the “2006 P&G Agreement”). Pursuant to the 2007 P&G Agreement, the entire amount was recorded as deferred revenue when received and $1.5 million was recognized in license fees and royalty revenue for each of the years ended December 31, 2008 and 2007. Additionally, beginning with a payment for the third quarter of 2006, P&G was required to make $250,000 quarterly payments until the first product under the agreement was shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment received was treated as prepaid royalties and was credited against royalty payments, and the remainder was credited to revenue. No payments were received from P&G

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

subsequent to December 31, 2008. The Company recognized revenue related to these payments of $0 and $250,000 for the years ended December 31, 2009 and 2008, respectively.

On May 20, 2010, the Company and P&G entered into a license agreement (the “2010 P&G Agreement”), effective January 1, 2009, which superseded the prior 2006 P&G Agreement. Pursuant to the 2010 P&G Agreement, the Company agreed to continue granting P&G an exclusive license to certain of the Company’s patents to enable P&G to develop products aimed at the consumer market and P&G will pay royalties based on sales of products developed with such intellectual property.

Pursuant to the 2010 P&G Agreement, the prepaid royalty payments previously paid by P&G have been applied to the new exclusive license period which was effective as of January 1, 2009, and continued through December 31, 2010. Previously recorded deferred revenue of $1.5 million, which was accounted for pursuant to the 2006 P&G Agreement, was recognized concurrent with the related exclusivity period. The Company recognized $1.5 million of revenue for the year ended December 31, 2010. As of December 31, 2010, $375,000 remained in long term deferred revenue to be applied against future earned royalties.

The 2010 P&G Agreement also provides that effective January 1, 2011, P&G’s exclusive license to our patents will convert to a non-exclusive license unless P&G pays the Company a $187,500 license payment by the end of the first quarter of 2011, and by the end of each quarter thereafter, during the term of the 2010 P&G Agreement. If P&G allows the exclusivity of their license to lapse, P&G will have an opportunity to resume exclusivity if the Company enters into discussions or negotiations with another party regarding the licensed patents. The Company is currently engaged in discussions with P&G concerning the sufficiency of P&G’s efforts to commercialize a consumer product utilizing the Company’s patents.

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual two-step impairment test of intangible assets and goodwill as of June 30, 2010 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. During the year ended December 31, 2008, the Company determined that the use of the Diolase trade name would not be significant in the future and therefore wrote off the remaining $232,000 related to the trade name. No events have occurred that would trigger further impairment testing of the Company’s intangible assets with finite lives subject to amortization during the years ended December 31, 2010 and 2009.

Amortization expense for the years ended December 31, 2010, 2009 and 2008, totaled $130,000, $141,000 and $363,000, respectively. Estimated intangible asset amortization expense, based on existing intangible assets, for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, is $130,000, $130,000, $62,000, $13,000 and $7,000, respectively.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2010				As of December 31, 2009
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net

Patents (4-10 years)	$1,914	$(1,572)	$—	$342	$1,914	$(1,442)	$—	$472
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,234)	$(979)	$342	$3,555	$(2,104)	$(979)	$472

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

NOTE 5 — BANK LINE OF CREDIT AND DEBT

On September 28, 2006, the Company entered into a Loan and Security Agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”). Under the Comerica Loan Agreement, Comerica agreed to extend a revolving loan with a maximum principal amount of $10.0 million.

On January 30, 2009, the Company informed Comerica of its non-compliance with certain covenants under the Comerica Loan Agreement as of December 31, 2008. The Comerica Loan Agreement was terminated on February 5, 2009, and all outstanding balances were repaid in full with cash, thereby satisfying all obligations.

On May 27, 2010 the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank in respect of a $5 million term loan, of which $3 million was borrowed on such date. In connection with the Loan and Security Agreement, the Company issued Secured Promissory Notes in favor of each of and a Warrant Agreement in favor of each for aggregate initial gross proceeds of $3 million. The two Warrant Agreements granted the holders warrants (the “Warrants”) to purchase up to an aggregate of 101,694 shares of common stock at a per share price of $1.77. The Warrants expire on May 26, 2015. On August 16, 2010, the Company entered into a Forbearance Agreement with MidCap Funding III, LLC and Silicon Valley Bank, pursuant to which MidCap Funding III, LLC and Silicon Valley Bank agreed not to exercise their rights and remedies for a certain period of time with respect to the Company’s non-compliance with a financial covenant in the Loan and Security Agreement. On September 23, 2010, the Company entered into Waiver and Amendment No. 1 to the Loan and Security Agreement which, among other things, waived its non-compliance at certain testing dates with a financial covenant contained in the Loan and Security Agreement. On February 8, 2011, the Company repaid all outstanding balances under the Loan and Security Agreement, which included approximately $2.6 million in principal, $30,000 of accrued interest, and $169,000 of loan related expenses and MidCap Funding III, LLC and Silicon Valley Bank released their security interest in the Company’s assets. Unamortized costs totaling approximately $240,000 associated with the term loan payable were expensed in February 2011.

The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected term (years)	5.00
Volatility	87%
Annual dividend per share	$0.00
Risk-free interest rate	1.34%

On February 4, 2011, MidCap Financial, LLC, performed a cashless exercise of all of their warrants, which resulted in the issuance of 54,893 shares of unregistered stock. On February 4, 2011 and February 23, 2011, Silicon Valley Bank performed a cashless exercise of all of their warrants, which resulted in the combined issuance of 23,279 shares of unregistered stock.

The components of the term loan payable were as follows:

December 31,
2010

Term loan payable	$2,700
Net discount	(78)

Net term loan payable	2,622
Term loan payable, current portion, net of discount	—

Term loan payable, long-term, net of discount	$2,622

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

In December 2010, the Company financed approximately $389,000 of insurance premiums payable in nine equal monthly installments of approximately $43,000 each, including a finance charge of 2.92%. As of December 31, 2010, there was $342,000 outstanding under this arrangement. Such amount is included in Accrued Liabilities in the accompanying consolidated financial statements.

NOTE 6 — INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2010	2009	2008

Current:
Federal	$(19)	$(50)	$(25)
State	4	—	(50)
Foreign	(3)	57	137

	(18)	7	62

Deferred:
Federal	55	41	37
State	16	56	(4)
Foreign	5	15	26

	76	112	59

	$58	$119	$121

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2010	2009	2008

Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	30.4%	69.8%	16.9%
Tax return to prior year provision adjustments	2.7%	(9.6)%	0.1%
Expiration of federal net operating losses	6.4%	47.5%	19.5%
Reduction of net operating loss attributes	(1.3)%	0.3%	2.7%
State tax benefit (net of federal benefit)	(6.9)%	(47.5)%	0.4%
Research credits	(0.6)%	(1.8)%	(0.5)%
Foreign amounts with no tax benefit	0.1%	(21.7)%	(6.0)%
Non-deductible expenses	0.8%	2.3%	1.4%
Stock option expenses with no tax benefit	3 .8%	—	0.8%
Other	(0.9)%	(1.1)%	—

Total	0.5%	4.2%	1.3%

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2010	2009

Capitalized intangible assets for tax purposes	$1,045	$1,690
Reserves not currently deductible	2,629	2,684
Deferred revenue	204	806
Stock options	1,630	1,967
Income tax credits	1,174	846
Inventory	833	921
Property and equipment	434	396
Other comprehensive income	129	87
Unrealized gain on foreign currency	74	26
Net operating losses	26,176	20,859

Total deferred tax assets	34,328	30,282
Valuation allowance	(34,250)	(30,177)

Net deferred tax assets	78	105
Capitalized intangible assets	(544)	(473)
State tax	(1)	(1)
Other	(66)	(87)

Total deferred tax liabilities	(611)	(561)

Net deferred tax liabilities	$(533)	$(456)

Based upon the Company’s operating losses incurred during 2010 and 2009, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $34.3 million as of December 31, 2010, excluding a portion of the foreign operations totaling $11,000 and $17,000 at December 31, 2010 and 2009, respectively. Management considered factors such as the Company’s earnings history, future projected earnings and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2010, the Company had net operating loss, or NOL, carryforwards for federal and state purposes of approximately $66.1 million and $41.0 million, respectively, which begin to expire in 2011. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, the Company completed an analysis to determine the potential applicability of any annual limitations imposed by IRC Section 382. Based on the analysis, management determined that there was no significant IRC Section 382 limitation. As of December 31, 2010, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $665,000 and $458,000, respectively, which will begin to expire in 2018 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

In addition to the NOL carryforwards included in the deferred tax asset and liability schedule are excess tax deductions relating to stock options that have not been realized. When the benefit of the NOLs containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2010, the cumulative unrealized excess tax deductions amounted to approximately $6.0 million. These amounts have been excluded from the Company’s NOL carryforwards. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, the Company would expect additional paid-in-capital to increase by approximately $2.4 million. The Company follows the appropriate ordering rules to determine when such NOLs have been realized.

On January 1, 2007, the Company adopted the interpretations issued by the FASB regarding uncertain tax positions and, as a result, recognized a $156,000 increase in accumulated deficit as of January 1, 2007, of which $32,000 represented estimated interest and penalties.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$163
Additions for tax positions related to the current year	17
Lapse of statute of limitations	(72)

Balance at December 31, 2008	$108
Additions for tax positions related to the current year	—
Changes	—

Balance at December 31, 2009	$108
Additions for tax positions related to the current year	—
Lapse of statute of limitations	(17)

Balance at December 31, 2010	$91

Included in the balance at December 31, 2010, are $91,000 of tax positions, which if recognized, would increase our annual effective tax rate. We have recorded a net benefit of potential penalties of $2,000 and interest expense of $2,000 due to the lapse of the statute of limitations during 2010 related to these unrecognized tax benefits and in total, as of December 31, 2010, we have recorded a liability for potential penalties and interest of $18,000 and $23,000, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The federal and state NOL and credit carryforwards per the income tax returns filed in prior years included uncertain tax positions taken and are larger than the NOL and credit carryforwards recognized for financial statement purposes.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2003 through 2009 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for the Company’s foreign subsidiaries as of December 31, 2010. There were no undistributed earnings from foreign subsidiaries as of December 31, 2010. The Company has restructured its international operations and intends to reinvest any earnings until such time a decision is made to liquidate the foreign operations.

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

In January 2006, the Company entered into a five-year lease for its 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California, with initial monthly installments of $38,692 and annual adjustments over the lease term. On September 24, 2009, the lease was amended to extend the term through April 20, 2015, adjust the basic rent, and modify provisions to the security deposit. On January 4, 2011, the lease was further amended to defer a portion of the basic rent to future periods. The Company is recognizing rent expense on a straight line basis with the difference between rent expense and the cash paid recorded to deferred rent. These amounts are reflected in the commitments as of December 31, 2010, listed below. The Company also leases certain office equipment and automobiles under various operating lease arrangements.

Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2011	$409
2012	487
2013	531
2014	565
Thereafter	190

Total future minimum lease obligations	$2,182

Rent expense was $849,000, $846,000 and $980,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Licensed patent rights

In February 2005, the Company purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2.0 million including related transaction costs. The entire consideration, including transaction costs, has been expensed as in-process research and development. In 2006, additional consideration totaling $100,000 was expensed as incurred with the remaining $100,000 to be expensed at $25,000 annually through 2010.

Employee arrangements and other compensation

In January 2008, Jake St. Philip was appointed Chief Executive Officer, or CEO. On March 5, 2009, Mr. St. Philip resigned as CEO and as a director of the Board of Directors. On March 10, 2009, the Company entered into a Separation and General Release Agreement, with Mr. St. Philip, or the St. Philip Separation Agreement. Pursuant to the St. Philip Separation Agreement, the Company agreed to pay Mr. St. Philip a severance payment of $350,000, of which half was paid on May 9, 2009 and half was paid in twelve consecutive equal monthly installments commencing on June 1, 2009. In addition, the Company paid COBRA premiums on his behalf for twelve months. The St. Philip Separation Agreement superseded the Employment Agreement dated January 2, 2008.

On April 30, 2008, David M. Mulder was appointed as the Company’s CFO. Mr. Mulder had an employment agreement that obligated the Company to pay him severance benefits under certain conditions, totaling approximately $255,000. On March 5, 2009, Mr. Mulder was appointed CEO and to the Board of Directors and the financial terms of his employment were modified. Under the new terms of Mr. Mulder’s employment, in the event he was terminated without cause or he resigned with good reason, the Company agreed to pay Mr. Mulder his base salary then in effect (or $250,000) payable in twenty-four equal semi-

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

monthly installments. In addition, the Company agreed to pay Mr. Mulder’s COBRA premiums for twelve months. On June 10, 2010, Mr. Mulder was appointed President and Chairman of the Board. On August 24, 2010, Mr. Mulder resigned from his positions as Chairman, CEO and President and as a member of our Board of Directors. On August 24, 2010, the Company entered into a Separation Agreement with Mr. Mulder (“the Mulder Separation Agreement”). Pursuant to the Mulder Separation Agreement, the Company paid Mr. Mulder a one-time severance payment of $10,416.67 and paid COBRA premiums on his behalf for six months. The Mulder Separation Agreement superseded the severance provisions contained in his employment agreement, as amended.

On July 14, 2009, the Company appointed Brett L. Scott as CFO. Mr. Scott had an employment agreement that obligated the Company to pay him severance benefits under certain conditions totaling approximately $102,500. In addition, the Company agreed to pay Mr. Scott’s COBRA premiums for six months. On July 6, 2010, the Company entered into a Separation Agreement (“the Scott Separation Agreement”) with Mr. Scott. Pursuant to the Scott Separation Agreement, the Company paid Mr. Scott a severance payment of $17,500 in two consecutive installments and COBRA premiums on his behalf for three months. The Scott Separation Agreement superseded the severance provisions contained in his employment agreement.

On June 10, 2010, Mr. Federico Pignatelli was terminated as President of the Company. On July 1, 2010, Mr. Pignatelli was appointed Vice Chairman of the Board of Directors. In connection with such appointment, Mr. Pignatelli agreed to annual cash compensation of $1 and 35,000 shares of stock options in lieu of the cash compensation paid to Directors. The Company also agreed to reimburse Mr. Pignatelli for $50,000 of his out-of-pocket legal fees and expenses incurred in conjunction with stockholder activities. On August 24, 2010, Mr. Pignatelli was appointed Executive Chairman of the Board and Interim CEO. On September 30, 2010, Mr. Pignatelli was appointed the Company’s permanent CEO.

Certain other members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $962,000 at December 31, 2010. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company relies on purchase orders, and generally does not have written supply contracts with its key suppliers. However, as of December 31, 2010 the Company has one long term purchase agreement with a single source supplier in the amount of $4.5 million for delivery of products through 2012, or later depending on the terms set forth in an amendment dated October 1, 2010 The Company has evaluated this purchase commitment as of December 31, 2010 and has determined that no loss accrual is required.

Litigation

From time to time, the Company becomes involved in various claims and lawsuits of a character normally incidental to its business. In the opinion of management, there are no legal proceedings pending against the Company or any of its subsidiaries that are reasonably expected to have a material adverse effect on the Company’s financial condition or its results of operations.

On April 6, 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against us in the United States District Court for the Central District of California, related to the Company’s iLase diode laser. The lawsuit alleged claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, fraud and violation of the California Unfair Trade Practices Act. On May 18, 2010, Discus and Zap filed a First Amended Complaint which removed the allegations for fraud as

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

well as certain claims for trademark infringement and unfair competition. On July 12, 2010, Discus informed the Court that it had acquired Zap and requested that Zap be dropped as a party to the lawsuit. In July 2010, Discus became the sole plaintiff in the suit, following Discus’s acquisition of Zap. A jury trial has been scheduled for November 15, 2011. The Company intends to vigorously defend against this lawsuit. While, based on the facts presently known, management believes the Company has meritorious defenses to the claims asserted by Discus, there is no guarantee that the Company will prevail in this suit or receive any relief if it does prevail. As of December 31, 2010, no amounts have been recorded in the consolidated financial statements for these matters since management believes that it is not probable the Company will incur losses in connection with the suit.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Board of Directors, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. As of December 31, 2010 and 2009, none of the preferred stock was outstanding.

On December 18, 1998, the Board of Directors adopted a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of common stock outstanding at the close of business on December 31, 1998. The rights provide, among other things, that in the event any person becomes the beneficial owner of 15% or more of the Company’s common stock while the rights are outstanding, each right will be exercisable to purchase shares of common stock having a market value equal to two times the then current exercise price of a right (initially $30.00). The rights also provide that, if on or after the occurrence of such event, the Company merges with any other corporation or 50% or more of its assets or earning power are sold, each right will be exercisable to purchase common stock of the acquiring corporation having a market value equal to two times the then current exercise price of such stock. The rights are subject to redemption at $0.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares. The rights had an original expiration date of December 31, 2008, unless previously triggered, and was amended on December 19, 2008, further extending the term to December 31, 2018.

Common Stock and Stock Purchase Warrants

At December 31, 2010, the Company had 26,565,000 shares of common stock issued with 24,601,000 shares outstanding. The Company currently has 50,000,000 shares of common stock authorized for issuance and 1,964,000 shares of common stock in its treasury.

In July 2004, the Board of Directors authorized a 1.25 million share repurchase program. In August 2004, the Board of Directors authorized the repurchase of an additional 750,000 shares of common stock, increasing the total shares repurchase program to 2.0 million shares of our common stock. During the year ended December 31, 2004, the Company repurchased approximately 1,964,000 shares at an average price of $8.35 per share.

In January 2005, the Company issued 361,664 shares of common stock and a five year warrant exercisable into 81,037 shares of common stock and an additional 45,208 shares of common stock were placed in escrow, subsequently released in July 2006, related to a legal settlement. As of December 31, 2009 and 2008, there were 81,037 warrants outstanding with a weighted average exercise price per share of $11.06. Such warrants expired in January 2010.

In May 2010, the Company granted warrants to purchase an aggregate of 101,694 shares of its common stock to MidCap Financial, LLC, and Silicon Valley Bank at a price per share of $1.77. The exercise price of

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

the warrants was subsequently reduced to $0.84. On February 4, 2011, MidCap Financial, LLC, performed a cashless exercise of all of their warrants, which resulted in the issuance of 54,893 shares of unregistered stock. On February 4, 2011 and February 23, 2011, Silicon Valley Bank performed a cashless exercise of all of their warrants, which resulted in the combined issuance of 23,279 shares of unregistered stock.

On September 20, 2010, the Company issued warrants to purchase an aggregate of 50,000 shares of its common stock to three service providers who provide investor relations services at a price per share of $0.74. At December 31, 2010, the Company had recognized $19,000 of expense related to those warrants. The Warrants vest quarterly and will be revalued each period until the final vesting date. In lieu of exercising these warrants, the holders may convert the warrants into a number of shares, in whole or in part. These warrants expire on September 20, 2013.

In December 2010, the Company entered into an At-the-Market Offering, whereby 3,000,000 shares may be released for sale to the public at the discretion of management at a price equal to the current market price when released. Subsequent to December 31, 2010, the Company received approximately $7.4 million raised through the sale of approximately 2.1 million shares. In connection with the offering, the Company incurred direct expenses of $102,000, which are included in other current assets and will be recognized as a reduction to the proceeds received in additional paid in capital as the shares are sold.

Stock Options

The Company has three stock-based compensation plans: the 1990 Stock Option Plan, the 1993 Stock Option Plan, and the 2002 Stock Incentive Plan. The 1990 and 1993 Stock Option Plans have been terminated with respect to granting additional stock options and there are no remaining shares outstanding and exercisable as of December 31, 2010. As of December 31, 2010, a total of 5,950,000 shares have been authorized for issuance under the 2002 Stock Incentive Plan, of which 1,627,000 shares have been issued for options which have been exercised, 4,130,000 shares have been reserved for options that are outstanding and 193,000 shares are available for the granting of additional options.

Stock options may be granted as incentive or nonqualified options; however, no incentive stock options have been granted to date. The exercise price of options is at least equal to the market price of the stock as of the date of grant. Options may vest over various periods but typically vest on a quarterly basis over three years. Options expire after five years, ten years or within a specified time from termination of employment, if

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

earlier. The Company issues new shares of common stock upon the exercise of stock options. The following table summarizes option activity:

		Weighted	Weighted Average
		Average	Remaining
		Exercise Price	Contractual Term	Aggregate Intrinsic
	Shares	Per Share	(Years)	Value(1)

Options outstanding, January 1, 2008	4,411,000	$6.30
Granted at fair market value	1,414,000	$2.29
Granted at above fair market value	78,000	$3.95
Exercised	(241,000)	$2.21
Forfeited	(1,162,000)	$6.68

Options outstanding, December 31, 2008	4,500,000	$5.12
Granted at fair market value	963,000	$1.19
Exercised	(133,000)	$1.30
Forfeited	(1,680,000)	$4.52

Options outstanding, December 31, 2009	3,650,000	$4.50
Granted at fair market value	434,000	$1.77
Granted at above fair market value	1,657,000	$2.00
Exercised	(225,000)	$0.89
Forfeited	(1,386,000)	$3.91

Options outstanding, December 31, 2010	4,130,000	$3.60	4.83	$385,000

Options exercisable, December 31, 2010	2,172,000	$5.10	4.16	$311,000
Options expired during 2010	693,000	$4.83		$13,000

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price

$ .72 — $1.99	767,000	$1.29	6.71	518,000	$1.17
$ 2.00 — $2.99	1,937,000	$2.09	4.97	234,000	$2.72
$ 3.00 — $3.99	102,000	$3.09	2.47	97,000	$3.08
$ 4.00 — $4.99	355,000	$4.00	5.34	354,000	$4.00
$ 5.00 — $5.99	241,000	$5.70	1.88	241,000	$5.70
$ 6.00 — $9.99	435,000	$7.53	4.19	435,000	$7.53
$ 10.00 — $13.99	234,000	$11.22	2.33	234,000	$11.22
$ 14.00 — $18.99	59,000	$14.13	3.31	59,000	$14.13

Total	4,130,000	$3.60	4.83	2,172,000	$5.10

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table as follows for the years ended December 31 (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2010	2009	2008

Proceeds from stock options exercised	$199	$173	$532
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$111	$120	$351
Weighted-average fair value of options granted	$1.09	$0.81	$1.37
Total fair value of shares vested during the year	$713	$1,488	$1,730

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

NOTE 9 —  SEGMENT INFORMATION

The Company currently operates in a single business segment. For the year ended December 31, 2010, sales in the United States accounted for approximately 64% of net revenue and international sales accounted for approximately 36% of net revenue. For the years ended December 31, 2009 and 2008, sales in the United States accounted for approximately 72% and 75% of net revenue and international sales accounted for approximately 28% and 25% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$16,900	$31,134	$48,526
International	9,325	12,213	16,099

	$26,225	$43,347	$64,625

No individual international country represents more than 10% of sales.

Long-lived assets located outside of the United States at our foreign subsidiaries, including a building and land held for sale in Germany, totaled $584,000 and $702,000 as of December 31, 2010 and 2009, respectively.

NOTE 10 — CONCENTRATIONS

Revenue from Waterlase systems, the Company’s principal product, comprised 32%, 53% and 62% of total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Revenue from Diode systems comprised 30%, 20%, and 19% of total revenue for the same periods. Revenue from consumables, service and warranty contracts comprised 32%, 24% and 13% of total revenue for the same periods.

On August 8, 2006, the Company entered into a License and Distribution Agreement with HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which HSIC was granted the exclusive right to distribute its complete line of dental laser systems, accessories and services in the United States and Canada. On February 27, 2009, the Company entered into an agreement that made HSIC its distributor in certain international countries, including Germany, Spain, Australia and New Zealand. HSIC is

BIOLASE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

permitted to distribute the Company’s products in those additional markets where the Company does not have current distribution agreements in place. On March 9, 2010, the Company entered into a letter agreement amending the License and Distribution Agreement whereby all dental sales were to continue to be provided exclusively through Henry Schein in the United Kingdom, Australia, New Zealand, Belgium, Luxembourg, Netherlands, Spain, Germany, Italy, Austria, and North America. On September 23, 2010, the Company entered into a Distribution and Supply Agreement with HSIC effective August 30, 2010, the August 2010 Agreement which terminated all prior agreements with HSIC. Under the Agreement, the Company granted HSIC certain non-exclusive distribution rights in North America, and in certain other international markets, with respect to its dental laser systems, accessories, and related support and services in certain circumstances. In addition, the Company granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. Approximately 38%, 75% and 70% of the Company’s revenue in 2010, 2009 and 2008, respectively, was generated through sales to HSIC worldwide.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

Accounts receivable concentrations from one international distributor totaled $430,000, or 13%, at December 31, 2010. Accounts receivable concentrations from HSIC worldwide totaled $2.5 million, or 58%, at December 31, 2009.

The Company currently purchases certain key components of its products from single suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company’s results of operations.

BIOLASE TECHNOLOGY, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2010, 2009 and 2008

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
	(In thousands)

Year Ended December 31, 2010:
Allowance for doubtful accounts	$421	$(80)	$(30)	$311
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	30,177	4,073	—	34,250
Year Ended December 31, 2009:
Allowance for doubtful accounts	$526	$(62)	$(43)	$421
Allowance for sales returns	187	(77)	—	110
Allowance for tax valuation	27,442	2,735	—	30,177
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,033	$(68)	$(439)	$526
Allowance for sales returns	187	—	—	187
Allowance for tax valuation	25,783	1,659	—	27,442

S-1