Form 10-Q
period 2011-03-31
BIOLASE TECHNOLOGY INC
filed 2011-05-10
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of May 9, 2011, was 28,161,961 shares.

BIOLASE TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,632	$1,694
Accounts receivable, less allowance of $321 and $311 in 2011 and 2010, respectively	5,966	3,331
Inventory, net	7,178	6,987

Prepaid expenses and other current assets	928	1,355

Total current assets	15,704	13,367

Property, plant and equipment, net	1,184	1,331
Intangible assets, net	309	342
Goodwill	2,926	2,926
Deferred tax asset	12	11
Other assets	170	170

Total assets	$20,305	$18,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Term loan payable, current portion	$—	$2,622
Accounts payable	4,540	4,029
Accrued liabilities	5,035	5,482
Customer deposits	2,954	5,877
Deferred revenue, current portion	1,662	1,650

Total current liabilities	14,191	19,660
Deferred tax liabilities	562	544
Warranty accrual, long-term	524	424
Deferred revenue, long-term	425	433
Other liabilities, long-term	266	133

Total liabilities	15,968	21,194

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 29,397 and 26,841 shares issued and 27,433 and 24,877 shares outstanding in 2011 and 2010, respectively	30	27
Additional paid-in capital	126,392	118,375
Accumulated other comprehensive loss	(210)	(324)
Accumulated deficit	(105,476)	(104,726)

	20,736	13,352
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity (deficit)	4,337	(3,047)

Total liabilities and stockholders’ equity (deficit)	$20,305	$18,147

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Products and services revenue	$10,546	$4,339
License fees and royalty revenue	15	56

Net revenue	10,561	4,395
Cost of revenue	5,722	4,125

Gross profit	4,839	270

Operating expenses:
Sales and marketing	2,453	2,633
General and administrative	1,699	1,725
Engineering and development	1,093	1,220

Total operating expenses	5,245	5,578

Loss from operations	(406)	(5,308)

(Loss) gain on foreign currency transactions	(38)	17
Interest income	—	1
Interest expense	(73)	(4)
Nonrecurring charge, unamortized debt-related cost expense	(225)	—

Non-operating (loss) income, net	(336)	14

Loss before income tax provision	(742)	(5,294)
Income tax provision	8	11

Net loss	$(750)	$(5,305)

Net loss per share:
Basic	$(0.03)	$(0.22)

Diluted	$(0.03)	$(0.22)

Shares used in the calculation of net loss per share:
Basic	26,295	24,658

Diluted	26,295	24,658

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(750)	$(5,305)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	228	299
Loss on disposal of assets, net	7	3
Provision for (recovery of) bad debts	10	(24)
Provision for inventory excess and obsolescence	—	5
Amortization of discounts on term loan payable	78	—
Amortization of debt issuance costs	99	—
Stock-based compensation	220	206
Other equity instruments compensation	96	—
Other non-cash compensation	61	—
Deferred income taxes	(1)	19
Changes in operating assets and liabilities:
Accounts receivable	(2,645)	3,231
Inventory	(191)	(554)
Prepaid expenses and other assets	212	(125)
Customer deposits	(2,923)	3,982
Accounts payable and accrued liabilities	431	(1,118)
Deferred revenue	4	(34)

Net cash and cash equivalents (used in) provided by operating activities	(5,064)	585

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(18)	(69)

Net cash and cash equivalents used in investing activities	(18)	(69)

Cash Flows From Financing Activities:
Payments under term loan payable	(2,700)	—
Proceeds from equity offering, net of expenses	7,049	—
Proceeds from exercise of stock options	594	8

Net cash and cash equivalents provided by financing activities	4,943	8

Effect of exchange rate changes	77	(71)

(Decrease) increase in cash and cash equivalents	(62)	453
Cash and cash equivalents, beginning of year	1,694	2,975

Cash and cash equivalents, end of period	$1,632	$3,428

Supplemental cash flow disclosure:
Cash activity during the period for:
Interest	$73	$4

Income taxes	$8	$(23)

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
Basis of Presentation
The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the ability of goodwill to be realized and indefinite-lived intangible assets, effects of stock-based compensation and warrants, contingent liabilities and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.
Critical Accounting Policies
Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgements by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K (the “2010 Form 10-K”). Management believes that there have been no significant changes during the three months ended March 31, 2011 in our critical accounting policies from those disclosed in Item 7 of the 2010 Form 10-K, except as noted below.
Revenue Recognition. Through August 2010, the Company sold its products in North America through an exclusive distribution relationship with Henry Schein, Inc. (“HSIC”). Effective August 30, 2010, the Company began selling its products in North America directly to customers through its direct sales force and through non-exclusive distributors, including HSIC. Sales are recorded upon shipment from our facility and payment of our invoices is generally due within 30 days or less. Internationally, we sell products through independent distributors, including HSIC in certain countries. We record revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.
Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, effective January 1, 2011, the Company applies the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires us to use (estimated) selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. VSOE is determined based on the value we sell the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement, typically within six months from date of sale. The adoption of the relative selling price method does not significantly change the value of revenue recognized.

The key judgments related to revenue recognition include the collectability of payment from the customer, the satisfaction of all elements of the arrangement having been delivered, and that no additional customer credits and discounts are needed. The Company evaluates a customer’s credit worthiness prior to the shipment of the product. Based on the assessment of the available credit information, the Company may determine the credit risk is higher than normally acceptable, and will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may also cause us to defer the revenue until the obligation is satisfied.
Although all sales are final, the Company accepts returns of products in certain, limited circumstances and record a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue.
Extended warranty contracts, which are sold to non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year.
The Company recognizes revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. The Company estimates and recognizes the amount earned based on historical performance and current knowledge about the business operations of our licensees. The Company’s estimates have been consistent with amounts historically reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period.
From time to time, the Company may offer sales incentives and promotions on its products. The cost of sales incentives are recorded at the date at which the related revenue is recognized as a reduction in revenue, increase in cost of revenue or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.
Fair Value of Financial Instruments
The Company’s financial instruments, consisting of cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of these items. Financial instruments consisting of short term debt approximate fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.
Liquidity and Management’s Plans
The Company has suffered recurring losses from operations and had declining revenues during the three years ended December 31, 2010. As of December 31, 2010, the Company had a working capital deficit. Although the Company’s revenues increased for the three months ended March 31, 2011, compared to the same period in 2010, the Company still incurred a loss from operations and a net loss.
The Company’s need for additional capital and the uncertainties surrounding its ability to obtain such funding at December 31, 2010, raised substantial doubt about its ability to continue as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order for the Company to discharge its liabilities and commitments in the normal course of business, the Company must sell its products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of securities or debt financings to meet its working capital needs.
The Company intends to increase sales by increasing its product offerings, expanding its direct sales force and expanding its distributor relationships both domestically and internationally. However, the Company cannot guarantee that it will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. If the Company is unable to increase sales, reduce expenses or raise sufficient additional funds it may be unable to continue to fund its operations, develop its products or realize value from its assets and discharge its liabilities in the normal course of business.
At March 31, 2011, the Company had approximately $1.5 million in working capital. The Company’s principal sources of liquidity at March 31, 2011 consisted of $1.6 million in cash and cash equivalents and $6.0 million of net accounts receivable.

On April 16, 2010, the Company filed a shelf registration statement (the “2010 Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to enable the Company to offer for sale, from time to time, in one or more offerings, an unspecified amount of common stock, preferred stock or warrants up to an aggregate public offering price of $9.5 million. The 2010 Shelf Registration Statement (File No. 333-166145) was declared effective by the SEC on April 29, 2010.
In accordance with the terms of a Controlled Equity Offering Agreement (the “Offering Agreement”) entered into with Ascendiant Securities, LLC (“Ascendiant”), as sales agent, on December 23, 2010, the Company may issue and sell up to 3,000,000 shares of Common Stock pursuant to the 2010 Shelf Registration Statement. Sales of shares of the Company’s common stock, may be made in a series of transactions over time as the Company may direct Ascendiant in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1993. “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.
Pursuant to the Offering Agreement, Ascendiant agreed to make all sales using its commercially reasonable best efforts consistent with its normal trading and sales practices, and on terms on which we and Ascendiant mutually agree. Unless the Company and Ascendiant agree to a lesser amount with respect to certain persons or classes of persons, the compensation to Ascendiant for sales of common stock sold pursuant to the Offering Agreement will be 3.75% of the gross proceeds of the sales price per share.
During the quarter ended March 31, 2011, the Company sold approximately 2.2 million shares of common stock with net proceeds of approximately $7.1 million, net of commission and direct costs, through the Offering Agreement with Ascendiant.
On April 7, 2011, the Company entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”), pursuant to which Rodman & Renshaw agreed to arrange for the sale of shares of the Company’s common stock in a registered direct public offering (the “April 2011 Registered Direct Offering”) pursuant to the 2010 Shelf Registration Statement with a fee of 4.5% of the aggregate gross proceeds. The Company will also reimburse Rodman & Renshaw for expenses equal to 1.0% of the gross proceeds, not to exceed $25,000. In addition, on April 7, 2011, the Company and certain institutional investors entered into a securities purchase agreement arranged by Rodman & Renshaw, pursuant to which the Company agreed to sell in the April 2011 Registered Direct Offering an aggregate of 320,000 shares of its common stock with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds to the Company from the April 2011 Registered Direct Offering totaled approximately $1.7 million. The costs associated with the April 2011 Registered Direct Offering totaled approximately $124,000 and were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Offering were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the Securities and Exchange Commission.
The transactions described above exhausted the securities available for sale under the Company’s 2010 Shelf Registration Statement.
On February 8, 2011, the Company repaid all outstanding balances under a Loan and Security Agreement dated May 27, 2010, as amended, (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank, which included $2.6 million in principal, $30,000 of accrued interest and $169,000 of loan related expenses. As a result, the Company no longer has a credit facility. In connection with the repayment, MidCap Funding III, LLC and Silicon Valley Bank released their security interest in the Company’s assets. Unamortized costs totaling approximately $225,000, excluding interest, associated with the term loan payable were expensed in February 2011. MidCap Financial, LLC and Silicon Valley Bank also exercised all of their warrants on a cashless basis during February 2011 for 78,172 shares of common stock.
On September 23, 2010, the Company entered into a Distribution and Supply Agreement (the “D&S Agreement”) with Henry Schein, Inc. (“HSIC”), effective August 30, 2010. In connection with the D&S Agreement, as amended, HSIC placed two irrevocable purchase orders for the Company’s products totaling $9 million. The first purchase order, totaling $6 million, was for the iLase system and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, requires that the products ordered thereunder be delivered by August 25, 2011, and was also for the iLase system, but may be modified without charge, and applied to other laser products. During the quarter ended March 31, 2011, HSIC notified the Company that it was planning on modifying the second purchase order. HSIC provided the modified purchase order in April 2011. As of March 31, 2011, approximately $3.0 million remained as a customer deposit which the Company will apply against the remaining open purchase order.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
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
Newly Adopted Accounting Standards
In October 2009, the FASB issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update allows companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery and significant factors and estimates used to determine estimated selling prices is required. This guidance is effective prospectively for interim and annual periods ending after June 15, 2010. The Company adopted this guidance effective January 1, 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued an update to existing guidance on the calculation of impairment of goodwill. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, and will evaluate the impact, if any, on its consolidated financial statements if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2010, that would trigger further impairment testing of the Company’s intangible assets with finite lives subject to amortization.
NOTE 3 — STOCK-BASED AWARDS AND PER SHARE INFORMATION
Stock-Based Compensation
The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”). Eligible persons under the 2002 Plan include certain officers and employees of the Company and directors of the Company. Under the 2002 Plan, 5,950,000 shares of common stock have been authorized for issuance. As of March 31, 2011, 1,980,000 shares of common stock have been issued pursuant to options that were exercised, 3,820,000 shares of common stock has been reserved for options that are outstanding, and 150,000 shares of common stock remain available for future grant.
Compensation cost related to stock options recognized in operating results during the three months ended March 31, 2011 and 2010, was $220,000 and $206,000, respectively. The net impact to earnings for the periods ended March 31, 2011 and 2010 was $(.01) and $(.01) per basic and diluted share, respectively. At March 31, 2011, the Company had $1.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The Company expects that cost to be recognized over a weighted-average period of 1.4 years.
The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$30	$11
Sales and marketing	85	58
General and administrative	85	112
Engineering and development	20	25

	$220	$206

The Black-Scholes option valuation model is used in estimating the fair value of traded options. This option pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Since July 1, 2005, the Company has used a dividend yield of zero as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the common stock. Management believes that the historic volatility of the common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the common stock over a period of time is used in approximating the estimated lives of new stock options. The expected term is estimated by analyzing the Company’s historical share option exercise experience over a five year period. Compensation expense is recognized using the straight-line method for all stock-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.
The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected term (years)	4.2	5.00
Volatility	103%	83%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	2.18%	2.45%
A summary of option activity under our stock option plans for the three months ended March 31, 2011 is as follows:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate intrinsic
	Shares	exercise price	(years)	value(1)
Options outstanding at December 31, 2010	4,130,000	$3.60
Plus: Options granted	160,000	$3.31
Less: Options exercised	(353,000)	$2.04
Options canceled or expired	(117,000)	$3.34

Options outstanding at March 31, 2011	3,820,000	$3.74	4.59	$7,651,000

Options exercisable at March 31, 2011	1,969,000	$5.32	4.00	$2,446,000
Options expired during the quarter ended March 31, 2011	36,000	$6.39

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.
Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Proceeds from stock options exercised	$594	$8
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$609	$10
Weighted-average fair value of options granted during period	$2.39	$1.31
Total fair value of shares vested during the period	$199	$209

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Net Loss Per Share — Basic and Diluted
Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
Outstanding stock options and warrants to purchase 3,972,000 shares were not included in the computation of diluted loss per share for the three months ended March 31, 2011 as a result of their anti-dilutive effect.
The Company adopted a stock dividend policy, with a declared stock dividend of one percent, payable March 31, 2011 to shareholders of record on March 15, 2011. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of the stock dividend.
Warrants
In May 2010, the Company granted warrants to purchase an aggregate of 101,694 shares of its common stock to MidCap Financial, LLC, and Silicon Valley Bank (the “Finance Warrants”) at a price per share of $1.77. The exercise price of the Finance Warrants was subsequently reduced to $0.84 during September 2010 in connection with Amendment No. 1 to the Loan and Security Agreement. During February 2011, MidCap Financial, LLC, and Silicon Valley Bank performed a cashless exercise of all of their warrants, which resulted in the issuance of 78,172 shares of unregistered stock.
During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. The IR Warrants vest quarterly and will be revalued each period until the final vesting date. The holders may convert the IR Warrants into a number of shares, in whole or in part. The first tranche of IR Warrants expire on September 20, 2013. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 as a performance bonus when the Company’s stock price closes at a price in excess of $6.00. The second tranche of IR Warrants were subsequently issued in April 2011 and will expire on April 11, 2014. During the quarter ended March 31, 2011, the Company had recognized $96,000 of expense related to the IR Warrants including the estimated cost associated with the second tranche of IR Warrants. The Company accounts for these non-employee stock warrants using the Black Scholes option pricing model, which measures them at the fair value of the equity instruments issued, using the stock price and other measurement assumptions as of the date which the counterparty’s performance is complete. The Company has concluded that the vesting date is the ultimate final measurement date, and will revalue any unvested warrants at the end of each reporting period until that date.
NOTE 4 — INVENTORY
Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$3,275	$3,440
Work-in-process	1,255	1,184
Finished goods	2,648	2,363

Inventory, net	$7,178	$6,987

Inventory is net of the provision for excess and obsolete inventory of $1.9 million at March 31, 2011 and December 31, 2010.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010

Land	$268	$252
Building	345	324
Leasehold improvements	914	914
Equipment and computers	5,740	5,767
Furniture and fixtures	1,019	1,019
Construction in progress	55	55

	8,341	8,331
Accumulated depreciation and amortization	(7,157)	(7,000)

Property, plant and equipment, net	$1,184	$1,331

Depreciation expense totaled $195,000 and $266,000 for the three months ended March 31, 2011 and 2010, respectively.
During the year ended December 31, 2010, management adopted a plan to sell its German building and land. In June 2010, the Company received an offer to purchase the land and building in Germany for €435,000, or $531,000 and, as such, the Company recorded an impairment charge of €28,000, or $35,000, as the fair market value was below the carrying value. Fully depreciated assets totaling €231,000, or $282,000, which were no longer usable, were also written off in June 2010. Assets Held for Sale as of December 31, 2010 totaled $576,000. During April 2011, management announced its decision to expand the Company’s operations in Europe which includes utilizing the land and building in Germany. As such, the land and building were reclassified from Assets Held for Sale to Property, Plant, and Equipment as of March 31, 2011 and December 31, 2010.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
The Company conducted its annual impairment test of intangible assets and goodwill as of June 30, 2010, and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2010, that would trigger further impairment testing of the Company’s intangible assets and goodwill.
Amortization expense for the three months ended March 31, 2011 and March 31, 2010 totaled $33,000 and $33,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.
The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2011				As of December 31, 2010
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,605)	$—	$309	$1,914	$(1,572)	$—	$342
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,267)	$(979)	$309	$3,555	$(2,234)	$(979)	$342

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 —ACCRUED LIABILITIES AND DEFERRED REVENUE
Accrued liabilities are comprised of the following (in thousands):

	March 31, 2011	December 31, 2010

Payroll and benefits	$1,290	$1,180
Warranty accrual, current portion	2,204	2,301
Sales tax	271	429
Deferred rent credit	9	37
Accrued professional services	626	583
Accrued insurance premium	215	342
Accrued support services	200	173
Other	220	437

Accrued liabilities	$5,035	$5,482

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Initial warranty accrual, beginning balance	$2,725	$2,235
Provision for estimated warranty cost	508	932
Warranty expenditures	(505)	(676)

Initial warranty accrual, ending balance	2,728	2,491
Total warranty accrual, long term	(524)	(759)

Total warranty accrual, current portion	$2,204	$1,732

Deferred revenue is comprised of the following (in thousands):

	March 31, 2011	December 31, 2010

Royalty advances from Procter & Gamble	$375	$375
Undelivered elements (training, installation and product and support services)	569	616
Extended warranty contracts	1,143	1,092

Total deferred revenue	2,087	2,083

Less long-term amounts:
Royalty advances from Procter & Gamble	(375)	(375)
Extended warranty contracts	(50)	(58)

Total deferred revenue, long-term	(425)	(433)

Total deferred revenue, current portion	$1,662	$1,650

In June 2006, the Company received a one-time payment from The Procter & Gamble Company (“P&G”) totaling $3.0 million for a license to certain patents pursuant to a binding letter agreement, subsequently replaced by a definitive agreement effective January 24, 2007 (the “2006 P&G Agreement”). Pursuant to the 2006 P&G Agreement, the entire amount was recorded as deferred revenue when received and $1.5 million was recognized in license fees and royalty revenue for each of the years ended December 31, 2008 and 2007. Additionally, beginning with a payment for the third quarter of 2006, P&G was required to make $250,000 quarterly payments until the first product under the agreement was shipped by P&G for large-scale commercial distribution in the United States. Seventy-five percent of each $250,000 payment received was treated as prepaid royalties and was credited against royalty payments and the remainder was credited to revenue. No payments were received from P&G subsequent to December 31, 2008. The Company recognized revenue related to these payments of $0 and $250,000 for the years ended December 31, 2009 and 2008, respectively.
On May 20, 2010, the Company and P&G entered into a license agreement (the “2010 P&G Agreement”), effective January 1, 2009 which superseded the prior 2006 P&G Agreement. Pursuant to the 2010 P&G Agreement, the Company agreed to continue granting P&G an exclusive license to certain of the Company’s patents to enable P&G to develop products aimed at the consumer market and P&G will pay royalties based on sales of products developed with such intellectual property.
Pursuant to the 2010 P&G Agreement, the prepaid royalty payments previously paid by P&G have been applied to the new exclusive license period which was effective as of January 1, 2009, and continued through December 31, 2010. Previously recorded deferred revenue of $1.5 million, which was accounted for pursuant to the 2006 P&G Agreement, was recognized concurrent with the related exclusivity period. The Company recognized $1.5 million of revenue for the year ended December 31, 2010. As of March 31, 2011 and December 31, 2010, $375,000 remained in long term deferred revenue to be applied against future earned royalties. No royalty revenue related to the 2010 P&G Agreement was recognized during the quarterly periods ended March 31, 2011 and 2010.

The 2010 P&G Agreement also provides that effective January 1, 2011, P&G’s exclusive license to our patents will convert to a non-exclusive license unless P&G pays the Company a $187,500 license payment at the end of the first quarter of 2011, and at the end of each quarter thereafter, during the term of the 2010 P&G Agreement. If P&G allows the exclusivity of their license to lapse, P&G will have an opportunity to resume exclusivity if the Company enters into discussions or negotiations with another party regarding the licensed patents. The Company did not receive a license payment from P&G during the quarter ended March 31, 2011 and is currently engaged in discussions with P&G concerning the sufficiency of P&G’s efforts to commercialize a consumer product utilizing the Company’s patents.
NOTE 8 — BANK LINE OF CREDIT AND DEBT
On May 27, 2010, the Company entered into the Loan and Security Agreement with MidCap Financial, LLC, whose interests were later assigned to its affiliate MidCap Funding III, LLC, and Silicon Valley Bank. The Loan and Security Agreement evidenced a $5 million term loan, of which $3 million was borrowed on such date. In connection with the Loan and Security Agreement, the Company issued to Secured Promissory Notes in an aggregate principal amount of $3 million, at 14.25%, secured by the Company’s assets, and warrants to purchase up to an aggregate of 101,694 shares of Common Stock at an exercise price of $1.77 per share with an expiration date of May 26, 2015.
On August 10, 2010, we entered into a Forbearance Agreement pursuant to which MidCap Funding III, LLC and Silicon Valley Bank agreed not to exercise their rights and remedies for a certain period of time with respect to the Company’s non-compliance with a financial covenant in the Loan and Security Agreement. On September 23, 2010, the Company entered into Waiver and Amendment No. 1 to the Loan and Security Agreement which, among other things, waived its non-compliance at certain testing dates, with a financial covenant contained in the Loan and Security Agreement and amended the per share price of the warrants to $0.84.
On February 4, 2011, MidCap Financial, LLC and Silicon Valley Bank exercised all of their warrants on a cashless basis for 54,893 and 23,279 shares of common stock, respectively.
The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected term (years)	5.00
Volatility	87%
Annual dividend per share	$0.00
Risk-free interest rate	1.34%
On February 8, 2011, the Company repaid all outstanding balances under the Loan and Security Agreement, which included $2.6 million in principal, $30,000 of accrued interest and $169,000 of loan related expenses, and MidCap Funding III, LLC and Silicon Valley Bank released their security interest in the Company’s assets. As a result, the Company no longer has a credit facility. Unamortized costs totaling approximately $225,000, excluding interest, associated with the term loan payable were expensed in February 2011.
In December 2010, the Company financed approximately $389,000 of insurance premiums payable in nine equal monthly installments of approximately $43,000 each, including a finance charge of 2.92%. As of March 31, 2011, there was $215,000 outstanding under this arrangement. Such amount is included in Accrued Liabilities in the Consolidated Balance Sheets of the accompanying consolidated financial statements.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company discloses material loss contingencies deemed to be reasonably possible and accrues for loss contingencies when, in consultation with the Company’s legal advisors, the Company concludes that a loss is probable and reasonably estimable. Except as otherwise indicated, the possible losses relating to the matters described below are not reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Intellectual Property Litigation
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
Other Matters
In the normal course of business, the Company is subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.
NOTE 10 — SEGMENT INFORMATION
The Company currently operates in a single business segment. For the quarter ended March 31, 2011, sales in the United States accounted for approximately 81% of net revenue, and international sales accounted for approximately 19% of net revenue. For the quarter ended March 31, 2010, sales in the United States accounted for approximately 51% of net revenue, and international sales accounted for approximately 49% of net revenue.
Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$8,525	$2,226
International	2,036	2,169

	$10,561	$4,395

No individual international country represents more than 10% of total net revenue.
Long-lived assets located outside of the United States at our foreign subsidiaries totaled $619,000 and $584,000 as of March 31, 2011 and December 31, 2010, respectively.
NOTE 11 — CONCENTRATIONS
Revenue from Waterlase systems, the Company’s principal product, comprised 41% and 35% of total net revenues for the three months ended March 31, 2011 and 2010, respectively. Revenue from Diode systems comprised 36% and 15% of total net revenue for the same periods. Revenue from consumables, service and warranty contracts comprised 22% and 49% of total net revenue for the same periods.
Approximately 35% and 45% of the Company’s net revenue in the quarters ended March 31, 2011 and 2010, respectively, was generated through sales to HSIC worldwide.
The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

Accounts receivable concentrations from one international distributor totaled $710,000, or 11%, at March 31, 2011 and $430,000, or 13%, at December 31, 2010.
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
NOTE 12 — COMPREHENSIVE LOSS
Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(750)	$(5,305)
Other comprehensive loss items:
Foreign currency translation adjustments	114	(113)

Comprehensive loss	$(636)	$(5,418)

NOTE 13 — INCOME TAXES
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended March 31, 2011 and 2010, the Company recorded an increase of $1,000 and $2,000, respectively, in the liability for unrecognized tax benefits, including related estimates of penalties and interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains” forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase Technology, Inc. (the “Company,” “we”,“us” or “our”) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies; the impact of recent accounting pronouncements; statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”). Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.
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
We have suffered recurring losses from operations and during the three fiscal years ended December 31, 2010 had declining revenues. As of December 31, 2010, we had a working capital deficit. For the three months ended March 31, 2011, although our revenues increased compared to the same period in 2010, we still incurred losses from operations and a net loss. Our audited financial statements as of and for the year ended December 31, 2010, were prepared assuming that we would continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our need for additional capital and the uncertainties surrounding our ability to raise such funding, raised substantial doubt about our ability to continue as a going concern as of December 31, 2010. In order for us to discharge its liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of securities or debt financings to meet our working capital needs.
We intend to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. However, we cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses or raise sufficient additional funds, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business.
On April 16, 2010, we filed a shelf registration statement (the “2010 Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to enable us to offer for sale, from time to time, in one or more offerings, an unspecified amount of common stock, preferred stock or warrants up to an aggregate public offering price of $9.5 million. The 2010 Shelf Registration Statement (File No. 333-166145) was declared effective by the SEC on April 29, 2010.
During the quarter ended March 31, 2011, we sold approximately 2.2 million shares of common stock under the 2010 Shelf Registration Statement with net proceeds of approximately $7.1 million, net of commission and direct costs, through a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Securities, LLC (“Ascendiant”), as sales agent.
On April 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”), pursuant to which Rodman & Renshaw agreed to arrange for the sale of shares of our common stock in a registered direct public offering (the “April 2011 Registered Direct Offering”) pursuant to the 2010 Shelf Registration Statement with a fee of 4.5% of the aggregate gross proceeds. We also agreed to reimburse Rodman & Renshaw for expenses incurred in connection with the April 2011 Registered Direct Offering equal to 1.0% of the gross proceeds, not to exceed $25,000. In addition, on April 7, 2011, we entered into a securities purchase agreement with certain institutional investors arranged by Rodman & Renshaw, pursuant to which we agreed to sell in the April 2011 Registered Direct Offering an aggregate of 320,000 shares of common stock with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds from the April 2011 Registered Direct Offering totaled approximately $1.7 million. The costs associated with the April 2011 Registered Direct Offering totaled approximately $124,000 and were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Offering were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the Securities and Exchange Commission.
The transactions described above exhausted the securities available for sale under the 2010 Shelf Registration Statement.
On February 8, 2011, we repaid all outstanding balances under a Loan and Security Agreement dated May 27, 2010, as amended, (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank, which included $2.6 million in principal, $30,000 of accrued interest and $169,000 of loan related expenses. As a result, we no longer have a credit facility. In connection with the repayment, MidCap Funding III, LLC and Silicon Valley Bank released their security interest in our assets. Unamortized costs totaling approximately $225,000, excluding interest, associated with the term loan payable were expensed in February 2011. MidCap Financial, LLC and Silicon Valley Bank also exercised all of their warrants on a cashless basis during February 2011 for 78,172 shares of common stock.
On September 23, 2010, we entered into a Distribution and Supply Agreement (the “D&S Agreement”) with Henry Schein, Inc. (“HSIC”), effective August 30, 2010. In connection with the D&S Agreement, as amended, HSIC placed two irrevocable purchase orders for our products totaling $9 million. The first purchase order, totaling $6 million, was for the iLase system and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, requires that the products ordered thereunder be delivered by August 25, 2011, and was also for the iLase system, but may be modified without charge, and applied to other laser products. During the quarter ended March 31, 2011, HSIC notified us that it was planning on modifying the second purchase order. HSIC provided the modified purchase order in April 2011. As of March 31, 2011, approximately $3.0 million remained as a customer deposit which we will apply against the remaining open purchase order.

Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgements by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K (the “2010 Form 10-K”). Management believes that there have been no significant changes during the three months ended March 31, 2011 in our critical accounting policies from those disclosed in Item 7 of the 2010 Form 10-K, except as noted below.
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
Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, effective January 1, 2011, we apply the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires us to use (estimated) selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. VSOE is determined based on the value we sell the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement, typically within six months from date of sale. The adoption of the relative selling price method does not significantly change the value of revenue recognized.
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
We may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized as a reduction in revenue, increase in cost of revenue or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.

Results of Operations
The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended March 31,
	2011	2010
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	54.2	93.9

Gross profit	45.8	6.1

Operating expenses:
Sales and marketing	23.2	59.9
General and administrative	16.1	39.2
Engineering and development	10.3	27.8

Total operating expenses	49.6	126.9

Loss from operations	(3.8)	(120.8)
Non-operating income, net	(3.2)	0.3

Loss before income taxes	(7.0)	(120.5)
Income tax provision	0.1	0.2

Net loss	(7.1)%	(120.7)%

The following table summarizes our net revenues by category for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
Waterlase systems	$4,375	41%	$1,556	35%
Diode systems	3,849	36%	658	15%
Consumables and service	2,322	22%	2,125	49%

Products and services	10,546	99%	4,339	99%
License fees and royalty	15	1%	56	1%

Net revenue	$10,561	100%	$4,395	100%

Three months ended March 31, 2011 and 2010
Net Revenue. Net revenue for the three months ended March 31, 2011, (“First Quarter 2011”) was $10.6 million, an increase of $6.2 million or 140% as compared with net revenue of $4.4 million for the three months ended March 31, 2010 (“First Quarter 2010”). Domestic revenues were $8.6 million, or 81% of net revenue, for First Quarter 2011 versus $2.2 million, or 51% of net revenue, for First Quarter 2010. International revenues for First Quarter 2011 were $2.0 million, or 19% of net revenue, as compared with $2.2 million, or 49% of net revenue, for First Quarter 2010.
Laser system net revenue increased by approximately $6 million, or 272% in the First Quarter 2011 compared to the same quarter of 2010. Sales of our Waterlase systems increased $2.8 million, or 181%, in the First Quarter 2011 compared to the same period in 2010. This increase was primarily due to the launch of the iPlus which accounted for $3.2 million of sales in First Quarter 2011. Our net revenue from our Diode systems increased $3.2 million, or 485%, in First Quarter 2011 compared to the First Quarter 2010, primarily as a result of $3.1 million of iLase sales in the First Quarter 2011. The iLase sales during the First Quarter 2011 were primarily attributable to fully satisfying the first purchase order under the D&S Agreement.
Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts, and shipping revenue increased by approximately $197,000 or 9% for First Quarter 2011 as compared to the same period of 2010. Consumable products revenue increased $356,000, or 39%, and service revenues decreased approximately $159,000, or 13%.
License fees and royalty revenue decreased by approximately $41,000, or 73%, from $56,000 for First Quarter 2010 to $15,000 for First Quarter 2011.

Cost of Revenue. Cost of revenue for First Quarter 2011 increased by $1.6 million, or approximately 39%, to $5.7 million, compared with cost of revenue of $4.1 million for First Quarter 2010. This increase is primarily attributable to increases in sales. Although cost of revenue increased in First Quarter 2011 on an absolute basis as compared to First Quarter 2010, cost of revenue decreased when expressed as a percentage of net revenues, from to 54.2% of net revenues in First Quarter 2011 from 93.9% of net revenues in First Quarter 2010.
Gross Profit. Gross profit for First Quarter 2011 increased by $4.6 million to $4.8 million, or 46% of net revenue, as compared with gross profit of $270,000, or 6% of net revenue, for First Quarter 2010. The increase was primarily due to higher sales volumes, better utilization of fixed costs, and reduced expenses, partially offset by significant one-time price concessions to certain luminaries in the dental field and increased one-time costs related to the launch of the Waterlase iPlus system.
Operating Expenses. Operating expenses for First Quarter 2011 decreased by $333,000, or 6%, to $5.2 million as compared to $5.6 million for First Quarter 2010. The year-over-year reduction in expense was primarily due to ongoing cost-cutting measures as explained below that were partially offset by initial costs associated with the launch of the Waterlase iPlus system.
Sales and Marketing Expense. Sales and marketing expenses for First Quarter 2011 decreased by $180,000, or approximately 7%, to $2.4 million, or 23% of net revenue, as compared with $2.6 million, or 60% of net revenue, for First Quarter 2010. Payroll related and consulting expenses decreased by $89,000, travel and entertainment expenses decreased by $91,000 and media and advertising expenses decreased by $123,000. These decreases were partially offset by an increase in commission expense of $91,000 and convention costs of $73,000.
General and Administrative Expense. General and administrative expenses for First Quarter 2011 decreased by $26,000, or 2%, to $1.7 million, or 16% of net revenue, as compared with $1.7 million, or 39% of net revenue, for First Quarter 2010. The decrease in general and administrative expenses resulted primarily from decreased payroll related and consulting expenses of $85,000 and a decrease in audit fees of $68,000. These decreases were partially offset by an increase in professional services fees of $143,000.
Engineering and Development Expense. Engineering and development expenses for First Quarter 2011 decreased by $127,000, or 10%, to $1.1 million, or 10% of net revenue, as compared with $1.2 million, or 28% of net revenue, for First Quarter 2010. The decrease was primarily related to decreased payroll and consulting related expenses of $38,000, decreased supplies expense of $45,000 and decreased licensing fees of $25,000.
Non-Operating Income (Loss)
Gain (Loss) on Foreign Currency Transactions. We realized a $38,000 loss on foreign currency transactions for First Quarter 2011, compared to a $17,000 gain on foreign currency transactions for First Quarter 2010 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar, and the New Zealand dollar on significantly reduced transactions and balances. The number of intercompany transactions have decreased in recent periods; however, we will still be subject to gains and losses resulting from foreign currency balances.
Interest Income. Interest income results from interest earned on our cash and equivalents balances. Interest income totaled approximately $0 and $1,000 for First Quarter 2011 and 2010, respectively.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was repaid in full in February 2011. Interest expense totaled approximately $73,000 and $4,000 for First Quarter 2011 and 2010, respectively.
Nonrecurring Charge for the Expense of Unamortized Debt-Related Costs. Unamortized debt-related costs in the amount of $225,000 were expensed in First Quarter 2011 as a result of paying off the term loan payable on February 8, 2011.
Income Taxes. Our provision for income taxes was $8,000 for First Quarter 2011, compared to $11,000 for First Quarter 2010.
Net Loss. For the reasons above, net loss was $750,000 for First Quarter 2011 compared to a net loss of $5.3 million for First Quarter 2010.

Liquidity and Capital Resources
At March 31, 2011, the Company had approximately $1.5 million in working capital. The Company’s principal sources of liquidity at March 31, 2011 consisted of $1.6 million in cash and cash equivalents and $6.0 million of net accounts receivable. We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The following table summarizes our statements of cash flows (in millions):

	Three Months Ended
	March 31, 2011	March 31, 2010

Net cash flow provided by (used in):
Operating activities	$(5,064)	$585
Investing activities	(18)	(69)
Financing activities	4,943	8
Effect of exchange rate changes	77	(71)
Net (decrease) increase in cash and cash equivalents	$(62)	$453
Operating Activities
Net cash used in operating activities during First Quarter 2011 was $5.1 million as compared to cash provided by operating activities of $585,000 during First Quarter 2010. Cash flow from operating activities consists of net loss, adjusted for our non-cash charges, plus or minus working capital changes. Net cash used in working capital changes totaled $5.1 million for First Quarter 2011 as compared to net cash provided by working capital changes of $5.4 million for the prior year period. The most significant changes in operating assets and liabilities for First Quarter 2011, as reported in our consolidated statements of cash flows, were increases of $2.6 million in accounts receivable (before the change in allowance for doubtful accounts) as a result of increased sales during the period and a $2.9 million decrease in customer deposits as we fully satisfied the remainder of the first purchase order with HSIC in First Quarter 2011.
Investing Activities
Cash used in investing activities for First Quarter 2011 consisted of $18,000 of capital expenditures. For fiscal 2011, we expect capital expenditures to total approximately$500,000, and we expect depreciation and amortization to be approximately $960,000 for fiscal 2011.
Financing Activities
Net cash provided by financing activities for First Quarter 2011 was $4.9 million compared to $8,000 provided by financing activities in the prior year period. Net cash used in financing activities for First Quarter 2011 consisted of $2.7 million used to repay the term loan payable, offset by a net $7.1 million related to proceeds from sales of common stock under the 2010 Shelf Registration Statement and $594,000 related to proceeds from exercise of stock options. See “Overview” above.
Future Liquidity Needs
At March 31, 2011, we had approximately $1.5 million in working capital. Our principal sources of liquidity at March 31, 2011 consisted of $1.6 million in cash and cash equivalents and $6.0 million of net accounts receivable.
Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to seek to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. There can be no assurance that we will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we received from our independent registered public accounting firm as of and for the year ended December 31, 2010 contained an explanatory paragraph stating that there was substantial doubt regarding our ability to continue as a going concern at that time.
On February 8, 2011, we repaid all outstanding balances under the Loan and Security Agreement. As a result, as of May 10, 2011, we no longer have a credit agreement.

After completing the sales of our common stock pursuant to the Offering Agreement and the April 2011 Registered Direct Offering, we exhausted the securities available for sale under the 2010 Shelf Registration Statement. As a result, we can no longer sell any shares of our common stock from the 2010 Shelf Registration Statement.
Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, the corresponding demands for working capital and manufacturing capacity and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. We cannot provide assurance that we will enter into any such equity or debt arrangements in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.
Contractual and Other Obligations
We lease our Irvine, California facility under a non-cancelable operating lease that expires in April 2015. In January 2011, we amended the lease to defer a portion of the basic rent to future periods. In December 2010, we financed approximately $389,000 of insurance premiums payable in nine equal monthly installments of approximately $43,000 each, including a finance charge of 2.92%.
Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $813,000 at March 31, 2011. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria.
Litigation and Contingencies
For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2011, we are not involved in any material unconsolidated SPEs.
Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operation and financial condition, please refer to Part I, Item 1, Note 2 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
Additional Information
BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® and Waterlase MD®, are registered trademarks of Biolase Technology, Inc., and Diolase™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Gold™, WCLI™, World Clinical Laser Institute™, Waterlase MD Turbo™, HydroBeam™, SensaTouch™, Occulase™, C100™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, iLase™, 2R™, Intuitive Power™, Comfortprep™, Rapidprep™, Bondprep™, Intuitive Power™ and Waterlase iPlus™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
For a description of our legal proceedings, please refer to Part I, Item 1, Note 9 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 6.	EXHIBITS
The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

				Incorporated by Reference
				Period
		Filed		Ending/Date		Filing
Exhibit	Description	Herewith	Form	of Report	Exhibit	Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of The Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of The Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

10.1	Form of Securities Purchase Agreement, dated April 7, 2011, by and between the Registrant and the investors signatory thereto.		8-K	04/07/2011	10.1	04/12/2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2011

BIOLASE TECHNOLOGY, INC., a Delaware Corporation (registrant)
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer (Principal Executive Officer)

By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer (Principal Financial and Accounting Officer)