Form 10-Q
period 2011-06-30
BIOLASE TECHNOLOGY INC
filed 2011-08-11
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 9, 2011 was 29,896,070 shares.

BIOLASE TECHNOLOGY, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Sale of Unregistered Securities	29

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	32

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$10,134	$1,694
Accounts receivable, less allowance of $268 and $311 in 2011 and 2010, respectively	6,398	3,331
Inventory, net	8,029	6,987
Prepaid expenses and other current assets	771	1,355

Total current assets	25,332	13,367

Property, plant and equipment, net	1,184	1,331
Intangible assets, net	277	342
Goodwill	2,926	2,926
Deferred tax asset	13	11
Other assets	185	170

Total assets	$29,917	$18,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Term loan payable, current portion	$—	$2,622
Accounts payable	5,035	4,029
Accrued liabilities	5,437	5,482
Customer deposits	918	5,877
Deferred revenue, current portion	2,185	1,650

Total current liabilities	13,575	19,660
Deferred tax liabilities	580	544
Warranty accrual, long-term	431	424
Deferred revenue, long-term	41	433
Other liabilities, long-term	379	133

Total liabilities	15,006	21,194

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 31,809 and 27,120 shares issued and 29,845 and 25,156 shares outstanding in 2011 and 2010, respectively	32	27
Additional paid-in capital	137,670	118,375
Accumulated other comprehensive loss	(163)	(324)
Accumulated deficit	(106,229)	(104,726)

	31,310	13,352
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity (deficit)	14,911	(3,047)

Total liabilities and stockholders’ equity (deficit)	$29,917	$18,147

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Products and services revenue	$11,689	$4,744	$22,235	$9,083
License fees and royalty revenue	390	1,148	405	1,204

Net revenue	12,079	5,892	22,640	10,287
Cost of revenue	6,466	3,961	12,188	8,086

Gross profit	5,613	1,931	10,452	2,201

Operating expenses:
Sales and marketing	3,010	3,082	5,463	5,715
General and administrative	2,227	1,976	3,926	3,701
Engineering and development	1,093	995	2,186	2,215

Total operating expenses	6,330	6,053	11,575	11,631

Loss from operations	(717)	(4,122)	(1,123)	(9,430)

(Loss) Gain on foreign currency transactions	(16)	26	(54)	43
Interest income	—	—	—	1
Interest expense	(6)	(55)	(304)	(59)

Non-operating loss, net	(22)	(29)	(358)	(15)

Loss before income tax provision	(739)	(4,151)	(1,481)	(9,445)
Income tax provision	14	13	22	24

Net loss	$(753)	$(4,164)	$(1,503)	$(9,469)

Net loss per share:
Basic	$(0.03)	$(0.17)	$(0.06)	$(0.38)

Diluted	$(0.03)	$(0.17)	$(0.06)	$(0.38)

Shares used in the calculation of net loss per share:
Basic	28,097	24,955	27,340	24,946

Diluted	28,097	24,955	27,340	24,946

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,503)	$(9,469)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	411	571
Loss on disposal of assets, net	8	3
Impairment of property, plant and equipment	—	35
Provision for bad debts	20	51
Provision for inventory excess and obsolescence	118	—
Amortization of discounts on term loan payable	78	5
Amortization of debt issuance costs	99	8
Stock-based compensation	676	386
Other equity instruments compensation	210	—
Other non-cash compensation	124	—
Deferred income taxes	(2)	28
Changes in operating assets and liabilities:
Accounts receivable	(3,086)	2,503
Inventory	(1,160)	(1,423)
Prepaid expenses and other assets	486	90
Customer deposits	(4,959)	6,326
Accounts payable and accrued liabilities	1,234	(730)
Deferred revenue	143	(1,047)

Net cash and cash equivalents used in operating activities	(7,103)	(2,663)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(157)	(184)

Net cash and cash equivalents used in investing activities	(157)	(184)

Cash Flows From Financing Activities:
Proceeds from term loan payable	—	3,000
Payments under term loan payable	(2,700)	—
Payment of debt issuance costs	—	(85)
Proceeds from equity offering, net of expenses	17,325	—
Proceeds from exercise of stock options	964	42

Net cash and cash equivalents provided by financing activities	15,589	2,957

Effect of exchange rate changes	111	(190)

Increase (decrease) in cash and cash equivalents	8,440	(80)
Cash and cash equivalents, beginning of year	1,694	2,975

Cash and cash equivalents, end of period	$10,134	$2,895

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$79	$13

Income taxes	$8	$(17)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The Company
BIOLASE Technology Inc., (the “Company”) incorporated in Delaware in 1987, is a medical technology company operating in one business segment that develops, manufactures and markets lasers and also markets and distributes dental imaging equipment; products that are focused on technologies for improved applications and procedures in dentistry and medicine.
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
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the ability of goodwill and indefinite-lived intangible assets to be realized, effects of stock-based compensation and warrants, contingent liabilities and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.
Critical Accounting Policies
Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10K (the “2010 Form 10-K). Management believes that there have been no significant changes during the six months ended June 30, 2011 in our critical accounting policies from those disclosed in Item 7 of on the 2010 Form 10-K, except as noted below.
Revenue Recognition. Through August 2010, the Company sold its products in North America through an exclusive distribution relationship with Henry Schein, Inc. (“HSIC”). Effective August 30, 2010, the Company began selling its products in North America directly to customers through its direct sales force and through non-exclusive distributors, including HSIC. The Company sells its products internationally through exclusive and non-exclusive distributors as well as to direct customers in certain countries. Sales are recorded upon shipment from the Company’s facility and payment of the Company’s invoices is generally due within 30 days or less. Internationally, the Company sells products through independent distributors, including HSIC in certain countries. The Company records revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, effective January 1, 2011, the Company applies the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires the Company to use (estimated) selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. VSOE is determined based on the value the Company sells the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement, typically within six months from date of sale. The adoption of the relative selling price method does not significantly change the value of revenue recognized.
The key judgments related to revenue recognition include the collectability of payment from the customer, the satisfaction of all elements of the arrangement having been delivered, and that no additional customer credits and discounts are needed. The Company evaluates a customer’s credit worthiness prior to the shipment of the product. Based on the Company’s assessment of the available credit information, the Company may determine the credit risk is higher than normally acceptable, and will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may also cause the Company to defer the revenue until the obligation is satisfied.
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
For sales transactions involving used laser trade-ins, the Company recognizes revenue for the entire transaction when the cash consideration is in excess of 25% of the total transaction. The Company values used lasers received at their estimated fair market value at the date of receipt.
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
Liquidity and Management’s Plans
The Company has suffered recurring losses from operations and had declining revenues during the three years ended December 31, 2010. As of December 31, 2010, the Company had a working capital deficit. Although the Company’s revenues increased for the three and six months ended June 30, 2011, compared to the comparable periods in 2010, the Company still incurred a loss from operations and a net loss.

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
At June 30, 2011, the Company had approximately $11.8 million in working capital. The Company’s principal sources of liquidity at June 30, 2011 consisted of $10.1 million in cash and cash equivalents and $6.4 million of net accounts receivable.
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
In accordance with the terms of a Controlled Equity Offering Agreement (the “Offering Agreement”) entered into with Ascendiant Securities, LLC (“Ascendiant”), as sales agent, on December 23, 2010, the Company may issue and sell up to 3,000,000 shares of Common Stock pursuant to the 2010 Shelf Registration Statement. Sales of shares of the Company’s common stock, may be made in a series of transactions over time as the Company may direct Ascendiant in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1993, as amended (the “1933 Act”). “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.
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
During the first three months of 2011, the Company sold approximately 2.2 million shares of common stock with net proceeds of approximately $7.1 million, net of commission and direct costs, through the Offering Agreement with Ascendiant. No additional sales were made under the Offering Agreement.
On April 7, 2011, the Company entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”), pursuant to which Rodman & Renshaw agreed to arrange for the sale of shares of the Company’s common stock in a registered direct public offering (the “April 2011 Registered Direct Offering”) pursuant to the 2010 Shelf Registration Statement with a fee of 4.5% of the aggregate gross proceeds. In addition, on April 7, 2011, the Company and certain institutional investors entered into a securities purchase agreement arranged by Rodman & Renshaw, pursuant to which the Company agreed to sell in the April 2011 Registered Direct Offering an aggregate of 320,000 shares of its common stock with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds to the Company from the April 2011 Registered Direct Offering totaled approximately $1.7 million. The costs associated with the April 2011 Registered Direct Offering totaled approximately $124,000 and were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Offering were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the SEC.
The transactions described above exhausted the securities available for sale under the Company’s 2010 Shelf Registration Statement.

On June 24, 2011, the Company entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) whereby the Company agreed to sell, and on June 29, 2011 the Company sold, an aggregate of 1,625,947 shares of the Company’s common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of the Company’s common stock having an exercise price of $6.50 per share (the “June 2011 Warrants”). The June 2011 Warrants are not exercisable for six months following their issuance. Gross proceeds from the offering totaled approximately $9 million, and net proceeds to the Company, after commissions and other offering expenses of approximately $520,000, totaled approximately $8.5 million. The Company will use the proceeds for working capital and general corporate purposes. In connection with the June 2011 Securities Purchase Agreement, the Company entered into an agreement on June 22, 2011 with Rodman & Renshaw in which Rodman & Renshaw agreed to act as the Company’s exclusive placement agent for the offering and the Company agreed to pay Rodman & Renshaw commissions in the amount of 5.0% of the gross proceeds of the offering, or approximately $451,000, and reimburse Rodman & Renshaw’s expenses up to a maximum amount of $50,000. Commissions and expenses paid to Rodman and Renshaw are included in the $520,000 of offering expenses noted above.
The common stock and the June 2011 Warrants were offered and sold, and the common stock issuable upon exercise of the June 2011 Warrants were offered, pursuant to exemptions from registration set forth in section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. The common stock, the June 2011 Warrants and the common stock issuable upon exercise of the June 2011 Warrants may not be re-offered or resold absent either registration under the 1933 Act or the availability of an exemption from the registration requirements.
In connection with the June 2011 Securities Purchase Agreement, the Company entered into a registration rights agreement with the June 2011 Purchasers pursuant to which the Company undertook to file a resale registration statement, on behalf of the June 2011 Purchasers with respect to the resale of the common stock and the common stock issuable upon the exercise of the June 2011 Warrants (collectively, the “Registerable Securities”), no later than July 19, 2011 and to use its reasonable best efforts to cause such registration statement to be declared effective by the SEC not later than September 7, 2011 (or October 7, 2011, if the SEC comments upon the registration statement). If the Company is unable to timely satisfy such deadlines, it could incur penalties of up to 3.0% of the offering proceeds for such non-compliance.
On July 19, 2011, the Company filed a registration statement on Form S-3 (the “Selling Stockholders Registration Statement”) with the SEC to register the Registerable Securities. As of August 11, 2011, the Company has not received notice from the SEC whether the Selling Stockholders Registration Statement had been declared effective.
On August 2, 2011, the Company repurchased 90,000 of the June 2011 Warrants for $99,900 or $1.11 per underlying share, plus expenses of $30,000.
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
On September 23, 2010, the Company entered into a Distribution and Supply Agreement (the “D&S Agreement”) with HSIC, effective August 30, 2010. In connection with the D&S Agreement, as amended, HSIC placed two irrevocable purchase orders for the Company’s products totaling $9 million. The first purchase order, totaling $6 million, was for the iLase system and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, requires that the products ordered thereunder be delivered by August 25, 2011, and was also for the iLase system, but could be modified without charge and applied to other laser products. During April 2011, HSIC modified the type of laser systems ordered on the second purchase order. As of June 30, 2011, approximately $900,000 remained from the second purchase order as a customer deposit.
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
In December 2010, the FASB issued an update to existing guidance on the calculation of impairment of goodwill. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, and will evaluate the impact, if any, on its consolidated financial statements if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2011, the Company’s tesing date, that would trigger further impairment testing of the Company’s intangible assets with finite lives subject to amortization.
NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION
Stock-Based Compensation
The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”). Eligible persons under the 2002 Plan include certain officers and employees of the Company and directors of the Company. Under the 2002 Plan, 6,950,000 shares of common stock have been authorized for issuance. As of June 30, 2011, 2,145,000 shares of common stock have been issued pursuant to options that were exercised, 3,867,000 shares of common stock has been reserved for options that are outstanding, and 938,000 shares of common stock remain available for future grant.
Compensation cost related to stock options recognized in operating results during the three months ended June 30, 2011 and 2010 was $456,000 and $180,000, respectively. The net impact to earnings for those periods was $(0.02) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results during the six months ended June 30, 2011 and 2010, was $676,000 and $386,000, respectively. The net impact to earnings for those periods was $(0.03) and $(0.02) per basic and diluted share, respectively. At June 30, 2011, the Company had $2.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The Company expects that cost to be recognized over a weighted-average period of 1.2 years.
The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$36	$8	$66	$19
Sales and marketing	99	48	184	106
General and administrative	274	100	359	212
Engineering and development	47	24	67	49

	$456	$180	$676	$386

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
The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (years)	3.90	4.80	3.98	4.83
Volatility	107%	83%	106%	83%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	1.81%	2.43%	1.91%	2.43%
A summary of option activity under our stock option plans for the six months ended June 30, 2011 is as follows:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value(1)

Options outstanding at December 31, 2010	4,130,000	$3.60
Plus: Options granted	616,000	$4.77
Less: Options exercised	(518,000)	$2.10
Options canceled or expired	(361,000)	$4.76

Options outstanding at June 30, 2011	3,867,000	$3.88	4.69	$7,691,000

Options exercisable at June 30, 2011	1,931,000	$5.02	4.36	$2,953,000
Options expired during the six months ended June 30, 2011	160,000	$7.68

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.
Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from stock options exercised	$370	$34	$964	$42
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$532	$20	$1,141	$30
Weighted-average fair value of options granted during period	$3.80	$1.26	$3.43	$1.27
Total fair value of shares vested during the period	$364	$150	$563	$359

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
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
During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. The IR Warrants vest quarterly and will be revalued each period until the final vesting date. The holders may convert the IR Warrants into a number of shares, in whole or in part. The first tranche of IR Warrants expire on September 20, 2013. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 as a performance bonus when the Company’s stock price closes at a price in excess of $6.00. The second tranche of IR Warrants were subsequently issued in April 2011 and will expire on April 11, 2014. During the three and six months ended June 30, 2011, the Company recognized $114,000 and $210,000 of expense, respectively, related to the IR Warrants. The Company accounts for these non-employee stock warrants using the Black Scholes option pricing model, which measures them at the fair value of the equity instruments issued, using the stock price and other measurement assumptions as of the date which the counterparty’s performance is complete. The Company has concluded that the vesting date is the ultimate final measurement date, and will revalue any unvested warrants at the end of each reporting period until that date. During the quarter ended June 30, 2011, 5,000 of the IR Warrants were exercised on a cashless basis resulting in the issuance of 4,358 shares of the Company’s common stock.
In connection with the June 2011 Securites Purchase Agreement, on June 29, 2011, the Company issued warrants to purchase 812,974 shares of common stock at an exercise price of $6.50 per share to the June 2011 Purchasers. The June 2011 Warrants are not exercisable for six months following their issuance and have a term of five years from the date of issuance.
On August 2, 2011, the Company negotiated the repurchase of 90,000 of the June 2011 Warrants for $99,900, or $1.11 per underlying share, plus a non-accountable expense of $30,000.
Net Income (Loss) Per Share — Basic and Diluted
Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
Outstanding stock options and warrants to purchase 4,775,000 shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2011 as a result of their anti-dilutive effect. For the same 2010 periods, anti-dilutive outstanding stock options and warrants to purchase 3,620,000 shares were not included in the computation of diluted earnings (loss) per share.
The Company adopted a stock dividend policy, and declared a stock dividend of one percent, payable March 31, 2011 to shareholders of record on March 15, 2011 and payable June 30, 2011 to shareholders of record on June 10, 2011. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of the stock dividend.

NOTE 4 — INVENTORY
Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$3,605	$3,440
Work-in-process	1,993	1,184
Finished goods	2,431	2,363

Inventory, net	$8,029	$6,987

Inventory is net of the provision for excess and obsolete inventory of $2.0 million and $1.9 million at June 30, 2011 and December 31, 2010, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010

Land	$274	$252
Building	352	324
Leasehold improvements	948	914
Equipment and computers	5,777	5,767
Furniture and fixtures	1,027	1,019
Construction in progress	16	55

	8,394	8,331
Accumulated depreciation and amortization	(7,210)	(7,000)

Property, plant and equipment, net	$1,184	$1,331

Depreciation and amortization of property, plant and equipment was $151,000 and $346,000 for the three and six months ended June 30, 2011, respectively, and $240,000 and $506,000 for the three and six months ended June 30, 2010, respectively.
During the year ended December 31, 2010, management adopted a plan to sell its German building and land. In June 2010, the Company received an offer to purchase the land and building in Germany for €435,000, or $531,000 and, as such, the Company recorded an impairment charge of €28,000, or $35,000, as the fair market value was below the carrying value. Fully depreciated assets totaling €231,000, or $282,000, which were no longer usable, were also written off in June 2010. Assets Held for Sale as of December 31, 2010 totaled $576,000. During April 2011, management announced its decision to expand the Company’s operations in Europe which includes utilizing the land and building in Germany. As such, the land and building were reclassified from Assets Held for Sale to Property, Plant, and Equipment as of June 30, 2011 and December 31, 2010.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
The Company conducted its annual impairment test of intangible assets and goodwill as of June 30, 2011, and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2011, that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three and six months ended June 30, 2011 was $32,000 and $65,000, respectively, and $32,000 and $65,000, respectively, for the same periods in 2010. Other intangible assets consist of an acquired customer list and a non-compete agreement.
The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2011				As of December 31, 2010
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,637)	$—	$277	$1,914	$(1,572)	$—	$342
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,299)	$(979)	$277	$3,555	$(2,234)	$(979)	$342

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 —ACCRUED LIABILITIES AND DEFERRED REVENUE
Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Payroll and benefits	$1,517	$1,180
Warranty accrual, current portion	2,255	2,301
Sales tax credit	357	429
Deferred rent credit	—	37
Accrued professional services	816	583
Accrued insurance premium	87	342
Accrued support services	200	173
Other	205	437

Accrued liabilities	$5,437	$5,482

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Initial warranty accrual, beginning balance	$2,728	$2,491	$2,725	$2,235
Provision for estimated warranty cost	448	1,064	956	1,996
Warranty expenditures	(490)	(840)	(995)	(1,516)

Initial warranty accrual, ending balance	2,686	2,715	2,686	2,715
Total warranty accrual, long term	431	521	431	521

Total warranty accrual, current portion	$2,255	$2,194	$2,255	$2,194

Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Royalty advances from Procter & Gamble	$—	$375
Undelivered elements (training, installation and product and support services)	1,072	616
Extended warranty contracts	1,154	1,092

Total deferred revenue	2,226	2,083

Less long-term amounts:
Royalty advances from Proctor & Gamble	—	(375)
Extended warranty contracts	(41)	(58)

Total deferred revenue, long-term	(41)	(433)

Total deferred revenue, current portion	$2,185	$1,650

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
Pursuant to the 2010 P&G Agreement, the prepaid royalty payments previously paid by P&G have been applied to the new exclusive license period which was effective as of January 1, 2009, and continued through December 31, 2010. Previously recorded deferred revenue of $1.5 million, which was accounted for pursuant to the 2006 P&G Agreement, was recognized concurrent with the related exclusivity period. The Company recognized $1.5 million of revenue for the year ended December 31, 2010. As of December 31, 2010, $375,000 remained in long term deferred revenue to be applied against future earned royalties. On June 28, 2011, the Company entered into an amendment to the 2010 P&G Agreement which extended the effective period for the 2010 P&G Agreement from January 1, 2009 through June 30, 2011. The extension of the effective period allowed the Company to recognize the previously deferred $375,000 of revenue as royalty revenue during the quarter ended June 30, 2011.
The 2010 P&G Agreement, as amended, also provides that effective July 1, 2011, P&G’s exclusive license to our patents will convert to a non-exclusive license unless P&G pays the Company a $187,500 license payment by the end of the third quarter of 2011, and at the end of each quarter thereafter, during the term of the 2010 P&G Agreement. The Company is currently engaged in discussions with P&G concerning the sufficiency of P&G’s efforts to commercialize a consumer product utilizing our patents and is working with P&G to develop a framework for the parties’ commercialization efforts.
NOTE 8—BANK LINE OF CREDIT AND DEBT
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
On August 10, 2010, the Company entered into a Forbearance Agreement pursuant to which MidCap Funding III, LLC and Silicon Valley Bank agreed not to exercise their rights and remedies for a certain period of time with respect to the Company’s non-compliance with a financial covenant in the Loan and Security Agreement. On September 23, 2010, the Company entered into Waiver and Amendment No.1 to the Loan and Security Agreement which, among other things, waived its non-compliance at certain testing dates, with a financial covenant contained in the Loan and Security Agreement and amended the per share price of the warrants to $0.84.
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
In December 2010, the Company financed approximately $389,000 of insurance premiums payable in nine equal monthly installments of approximately $43,000 each, including a finance charge of 2.92%. As of June 30, 2011, there was $87,000 outstanding under this arrangement. Such amount is included in Accrued Liabilities in the Consolidated Balance Sheets of the accompanying consolidated financial statements.
NOTE 9—COMMITMENTS AND CONTINGENCIES
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
Intellectual Property Litigation
During April 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against us in the United States District Court for the Central District of California, related to the Company’s iLase diode laser. The lawsuit alleged claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, fraud and violation of the California Unfair Trade Practices Act. In May 2010, Discus and Zap filed a First Amended Complaint which removed the allegations for fraud as well as certain claims for trademark infringement and unfair competition. In July 2010, Discus informed the Court that it had acquired Zap and requested that Zap be dropped as a party to the lawsuit and Discus became the sole plaintiff in the suit. Discus was subsequently acquired by Royal Philips Electronics N.V. (“Philips”) on October 11, 2010. All of Discus’ and Philips’ claims against the Company were completely settled in June 2011 and were dismissed in their entirety with prejudice with the court on July 12, 2011.
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
NOTE 10— SEGMENT INFORMATION
The Company currently operates in a single business segment. For the three and six month periods ended June 30, 2011, sales in the United States accounted for approximately 71% and 76% respectively, of net revenue, and international sales accounted for approximately 29% and 24%, respectively, of net revenue. For the three and six month periods ended June 30, 2010, sales in the United States accounted for approximately 60% and 56% respectively, of net revenue, and international sales accounted for approximately 40% and 44%, respectively, of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$8,609	$3,529	$17,134	$5,755
International	3,470	2,363	5,506	4,532

	$12,079	$5,892	$22,640	$10,287

Long-lived assets located outside of the United States at our foreign subsidiaries were $613,000 and $584,000 as of June 30, 2011 and December 31, 2010, respectively.
NOTE 11—CONCENTRATIONS
Revenue from Waterlase systems, the Company’s principal product, comprised 63% and 53% of total net revenue for the three and six month periods ended June 30, 2011, respectively, and 19% and 26% of total net revenue, respectively, for the same periods in 2010. Revenue from Diode systems comprised 14% and 24% of total net revenue for the three and six month periods ended June 30, 2011, respectively, and 26% and 21%, for the same periods of 2010.
Approximately 26% and 30% of the Company’s net revenue in the three and six month periods ended June 30, 2011 was generated through sales to HSIC worldwide. Approximately 42% and 44% of the Company’s net revenue in the three and six month periods ended June 30, 2010 was generated through sales to HSIC worldwide.
There were no sales concentrations greater than 10% within any individual country outside the United States for the three and six month periods ended June 30, 2011 and 2010.
The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.
Accounts receivable concentrations from two distributors totaled $2.0 million, or 31%, at June 30, 2011 and from one international distributor in the amount of $430,000, or 13%, at December 31, 2010.
The Company currently purchases certain key components of its products from single suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s results of operations.
NOTE 12—COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(753)	$(4,164)	$(1,503)	$(9,469)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	47	(181)	161	(294)

Comprehensive loss	$(706)	$(4,345)	$(1,342)	$(9,763)

NOTE 13—INCOME TAXES
Our effective tax rate was (1.17%) and (1.15%) for the three and six months periods ended June 30, 2011, respectively, as compared to (0.2%) and (0.25%) for three and six month periods ended June 30, 2010. Our effective rates differ from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
As of December 31, 2010 we had cumulative unrecognized tax benefit of approximately $91,000, which if recognized, would increase our annual effective tax rate. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during three month period ended June 30, 2011.

We periodically evaluate likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than no. We considered many factors when assessing the likelihood of future realization of our deferred tax assets, including any recent cumulative earnings experience by taxing jurisdictions, expectations of future taxable income or loss, the carryfoward periods available to us for tax reporting purposes and other relevant factors.
At December 31, 2010, we had federal and state net operating loss (NOL) carryfoward balances of approximately $66.1 million and $41.0 million respectively, which begin to expire in 2011. In addition, we had federal and state tax credits of approximately $665,000 and $458,000 respectively. Federal credits will begin to expire in 2018 and state tax credits will carryforward indefinitely.
As of December 31, 2010, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, realization of our deferred tax assets does not appear more likely than not. We recorded a valuation allowance of approximately $34.3 million. In addition we recorded a deferred tax liability related to its indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $533,000. As of June 30, 2011 due to uncertainties surrounding the timing of realizing tax benefits of NOL carryfowards in the future, we continue to carry the full valuation allowance net of the naked liability.
NOTE 14—SUBSEQUENT EVENT
On August 10, 2011, the Company announced that its Board of Directors has authorized a stock repurchase program, pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The stock repurchase program will be effective on August 12, 2011. The Company expects to fund the stock repurchase program with existing cash and cash equivalents on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Repurchases of the Company’s common stock may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions or block transactions. The Company has no obligation to repurchase shares under the stock repurchase program, and the timing, actual number and value of the shares that are repurchased will be at the discretion of the Company’s management and will depend upon a number of considerations, including the trading price of the Company’s common stock, general market conditions, applicable legal requirements and other factors. The stock repurchase program will expire on August 12, 2013, unless the program is completed sooner, suspended, terminated or otherwise extended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains” forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase Technology, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies; the impact of recent accounting pronouncements; statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.
Overview
We are a medical technology company that develops, manufactures and markets lasers and also markets and distributes dental imaging equipment; products that are focused on technologies for improved applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration (“FDA”) to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets.
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
We have suffered recurring losses from operations and during the three fiscal years ended December 31, 2010 had declining revenues. As of December 31, 2010, we had a working capital deficit. For the six months ended June 30, 2011, although our revenues increased compared to the same period in 2010, we still incurred losses from operations and a net loss.
Our audited financial statements as of and for the year ended December 31, 2010, were prepared assuming that we would continue to operate as a going concern. Our need for additional capital and the uncertainties surrounding our ability to obtain such funding at December 31, 2010, raised substantial doubt about our ability to continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Accordingly, we have taken steps during the year ending December 31, 2011 (“Fiscal 2011”) which we believe have improved our financial condition and will ultimately improve our financial results. These steps include: raising additional equity, principally through the sales of securities, to meet our working capital needs; repaying our credit facility; and restructuring our exclusive distribution agreements and expanding our direct sales force and distributor relationships both domestically and internationally.
Additional Equity
The 2010 Shelf Registration Statement. On April 16, 2010, we filed a shelf registration statement (the “2010 Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in order to offer for sale, from time to time, in one or more offerings, an unspecified amount of common stock, preferred stock or warrants up to an aggregate public offering price of $9.5 million. The 2010 Shelf Registration Statement was declared effective by the SEC on April 29, 2010.
In accordance with the terms of a Controlled Equity Offering Agreement (the “Offering Agreement”) entered into with Ascendiant Securities, LLC (“Ascendiant”), as sales agent, on December 23, 2010, we may issue and sell up to 3,000,000 shares of common stock pursuant to the 2010 Shelf Registration Statement. Sales of shares of our common stock, may be made in a series of transactions over time as we may direct Ascendiant in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1993, as amended (the “1933 Act”). “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.
During the first three months of 2011, we sold approximately 2.2 million shares of common stock with net proceeds of approximately $7.1 million, net of commission and direct costs in an at the market offering. No additional sales were made under the Offering Agreement.
On April 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”), pursuant to which Rodman & Renshaw agreed to arrange for the sale of shares of our common stock in a registered direct public offering (the “April 2011 Registered Direct Offering”) pursuant to the 2010 Shelf Registration Statement with a fee of 4.5% of the aggregate gross proceeds. In addition, on April 7, 2011, we and certain institutional investors entered into a securities purchase agreement arranged by Rodman & Renshaw, pursuant to which we agreed to sell in the April 2011 Registered Direct Offering an aggregate of 320,000 shares of our common stock with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds to us from the April 2011 Registered Direct Offering totaled approximately $1.7 million. The costs associated with the April 2011 Registered Direct Offering totaled approximately $124,000 and were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Offering were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the SEC.
The transactions described above exhausted the securities available for sale under our 2010 Shelf Registration Statement.
The Selling Stockholders Registration Statement. On June 24, 2011, we entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) whereby we agreed to sell, and on June 29, 2011 sold, an aggregate 1,625,947 shares of our common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of our common stock having an exercise price of $6.50 per share, first exercisable six month after issuance (the “June 2011 Warrants”). Net proceeds totaled approximately $8.5 million, after commissions and other offering expenses totaling approximately $520,000.
The common stock and the June 2011 Warrants were offered and sold, and the common stock issuable upon exercise of the June 2011 Warrants were offered, pursuant to exemptions from registration set forth in section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. The common stock, the June 2011 Warrants and the common stock issuable upon exercise of the June 2011 Warrants may not be re-offered or resold absent either registration under the 1933 Act or the availability of an exemption from the registration requirements.

In connection with the June 2011 Securities Purchase Agreement, we entered into a registration rights agreement with the June 2011 Purchasers pursuant to which we undertook to file a resale registration statement, on behalf of the June 2011 Purchasers with respect to the resale of the common stock and the common stock issuable upon the exercise of the June 2011 Warrants (collectively, the “Registerable Securities”), no later than July 19, 2011 and to use our reasonable best efforts to cause such registration statement to be declared effective by the SEC not later than September 7, 2011 (or October 7, 2011, if the SEC comments upon the registration statement). If we are unable to timely satisfy such deadlines, we could incur penalties of up to 3.0% of the offering proceeds for such non-compliance.
On July 19, 2011, we filed a registration statement on Form S-3 (the “Selling Stockholders Registration Statement”) with the SEC to register the Registerable Securities. As of August 11, 2011, we have not received notice from the SEC whether the Selling Stockholders Registration Statement has been declared effective.
On August 2, 2011, we negotiated the repurchase of 90,000 of the June 2011 Warrants for $99,900 or $1.11 per underlying share, plus expenses of $30,000.
Repayment of Credit Facility Debt
On February 8, 2011, we repaid all outstanding balances under a Loan and Security Agreement dated May 27, 2010, as amended, (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank, which included $2.6 million in principal, $30,000 of accrued interest and $169,000 of loan related expenses. In connection with the repayment, MidCap Funding III, LLC and Silicon Valley Bank released their security interest in our assets. Unamortized costs totaling approximately $225,000, excluding interest, associated with the term loan payable were expensed in February 2011. MidCap Financial, LLC and Silicon Valley Bank also exercised all of their warrants on a cashless basis during February 2011 for 78,172 shares of common stock. As of August 11, 2011, we do not have a credit agreement.
Restructuring Exclusive Distribution Agreement
On September 23, 2010, we entered into a Distribution and Supply Agreement (the “D&S Agreement”) with Henry Schein, Inc. (“HSIC”), effective August 30, 2010. In connection with the D&S Agreement, as amended, HSIC placed two irrevocable purchase orders for our products totaling $9 million. The first purchase order, totaling $6 million, was for the iLase system and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, requires that the products ordered there under be delivered by August 25, 2011, and was also for the iLase system, but could be modified without charge and applied to other laser products. During April 2011, HSIC modified the type of laser systems ordered on the second purchase order. As of June 30, 2011, approximately $900,000 remained from the second purchase order as a customer deposit.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2010 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2011 in our critical accounting policies from those disclosed in Item 7 of on the 2010 Form 10-K, except as noted below.
Revenue Recognition. Through August 2010, we sold our products in North America through an exclusive distribution relationship with HSIC. Effective August 30, 2010, we began selling our products in North America directly to customers through our direct sales force and through non-exclusive distributors, including HSIC. We sell our products internationally through exclusive and non-exclusive distributors as well as to direct customers in certain countries. Sales are recorded upon shipment from our facility and payment of our invoices is generally due within 30 days or less. Internationally, we sell products through independent distributors, including HSIC in certain countries. We record revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

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
For sales transactions involving used laser trade-ins, we recognize revenue for the entire transaction when the cash consideration is in excess of 25% of the total transaction. We value used lasers received at their estimated fair market value at the date of receipt.
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

Results of Operations
The following table presents certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Consolidated Statements of Operations Data:	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	53.5	67.2	53.8	78.6

Gross profit	46.5	32.8	46.2	21.4

Operating expenses:
Sales and marketing	24.9	52.3	24.1	55.6
General and administrative	18.4	33.5	17.3	36.0
Engineering and development	9.1	17.0	9.7	21.5

Total operating expenses	52.4	102.8	51.1	113.1

Loss from operations	(5.9)	(70.0)	(4.9)	(91.7)
Non-operating loss, net	(0.2)	(0.5)	(1.6)	(0.1)

Loss before income tax provision	(6.1)	(70.5)	(6.5)	(91.8)
Income tax provision	0.1	0.2	0.1	0.2

Net loss	(6.2)%	(70.7)%	(6.6)%	(92.0)%

The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Waterlase systems	$7,615	63%	$1,134	19%	$11,990	53%	$2,690	26%
Diode systems	1,625	14%	1,555	26%	5,474	24%	2,213	21%
Consumables and Service	2,449	20%	2,055	35%	4,771	21%	4,180	41%

Products and services	11,689	97%	4,744	80%	22,235	98%	9,083	88%
License fee and royalty	390	3%	1,148	20%	405	2%	1,204	12%

Net revenue	$12,079	100%	$5,892	100%	$22,640	100%	$10,287	100%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$8,609	$3,529	$17,134	$5,755
International	3,470	2,363	5,506	4,532

Net revenue	$12,079	$5,892	$22,640	$10,287

Three months ended June 30, 2011 and 2010
Net Revenue. Net revenue for the three months ended June 30, 2011 was $12.1 million, an increase of $6.2 million, or 105%, as compared to net revenue of $5.9 million for the three months ended June 30, 2010.
Laser system net revenue increased by approximately $6.6 million, or 244%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Sales of our Waterlase systems increased $6.5 million, or 572%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to sales of the Waterlase iPlus system after its introduction in early 2011 in connection with the Company’s return to a direct and multi-distributor sales model. Revenues from our diode systems increased $70,000, or 5%, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase resulted primarily from increased direct sales of our ezlase systems.

Consumables and service net revenue (which includes consumable products, advanced training programs and extended service contracts) and shipping revenue increased by approximately $394,000 or 19% for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This was primarily driven by an increase of $260,000, or 24%, in the sales of our consumables products while services revenues increased $134,000 or 14% for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This increase in consumable and service net revenue is primarily a result of our decision to recommence selling our products in North America directly to consumers and through non-exclusive distributor arrangements, rather than exclusively through a single distributor and the launch of our Biolase Store in late 2010.
License fees and royalty revenue decreased $758,000, or 66%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The decrease resulted primarily from the recognition of $375,000 of deferred Proctor & Gamble (“P&G”) royalties in the three months ended June 30, 2011, as compared to the recognition of $1.1 million of deferred P&G royalties in the three months ended June 30, 2010.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2011 increased by $2.5 million, or approximately 63%, to $6.5 million, compared with cost of revenue of $4.0 million for the three months ended June 30, 2010. This increase is primarily attributable to increases in sales. Although cost of revenue increased during the three months ended June 30, 2011 on an absolute basis as compared to the three months ended June 30, 2010, cost of revenue actually decreased, when expressed as a percentage of net revenues, from to 67% of net revenues in the three months ended June 30, 2010 to 54% of net revenues in the three months ended June 30, 2011.
Gross Profit. Gross profit for the three months ended June 30, 2011 increased by $3.7 million to $5.6 million, or 47% of net revenue, during the three months ended June 30, 2011 from $1.9 million, or, 33% of net revenue, for the three months ended June 30, 2010. The increase was primarily due to higher sales volumes, better utilization of fixed costs and reduced expenses, offset by the decline in P&G royalties.
Operating Expenses. Operating expenses for the three months ended June 30, 2011 increased by $277,000, or 5%, to $6.3 million as compared to $6.1 million for the three months ended June 30, 2010 and decreased as a percentage of net revenue from 103% to 52%. This increase was primarily attributable to costs necessary to grow our top line revenue as explained in the following expense categories:
Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2011 decreased by $72,000, or approximately 2%, to $3.0 million, or 25% of net revenue, as compared with $3.1 million, or 52% of net revenue, for the three months ended June 30, 2010. Advertising and product literature expenses decreased $311,000 in the three months ended June 30, 2011 primarily from additional costs incurred during the three months ended June 30, 2010 due to the launch of iLase system. The decrease from the three months ended June 30, 2010 was partially offset by increased commission expense of $202,000 in the three months ended June 30, 2011.
General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2011 increased by $251,000, or 13%, to $2.2 million, or 19% of net revenue, as compared with $2.0 million, or 34% of net revenue, for the three months ended June 30, 2010. The increase in general and administrative expenses resulted primarily from increased payroll and consulting expenses of $200,000 and increased professional service fees of $46,000.
Engineering and Development Expense. Engineering and development expenses for the three months ended June 30, 2011 increased by $98,000, or 10%, to $1.1 million, or 9% of net revenue, as compared with $1.0 million, or 17% of net revenue, for the three months ended June 30, 2010. The increase was primarily related to increased payroll and consulting expenses of $98,000 in the three months ended June 30, 2011 compared with the three months ended June 30, 2010.
Non-Operating Income (Loss)
(Loss) Gain on Foreign Currency Transactions. We recognized a $16,000 loss on foreign currency transactions for the three months ended June 30, 2011, compared to a $26,000 gain on foreign currency transactions for the three months ended June 30, 2010 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar.

Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was funded in May 2010 and repaid in full in February 2011. Interest expense, excluding the amortization of debt related costs, totaled approximately $6,000 and $41,000 for three months ended June 30, 2011 and 2010, respectively.
Net Loss. For the reasons above, net loss was $753,000 for the three months ended June 30, 2011 compared to a net loss of $4.2 million for the three months ended June 30, 2010. Our loss for the three months ended June 30, 2011, was primarily due to unanticipated expenses in costs of revenues related to the introduction of our new waterlase iPlus system and increased payroll and consulting expenses in our operating expenses to support our growing operations. The decrease in our net loss for the three months ended June 30, 2011, when compared to the three months ended June 30, 2010, was primarily due to our increased sales volumes.
Six months ended June 30, 2011 and 2010
Net Revenue. Net revenue for the six months ended June 30, 2011 was $22.6 million, an increase of $12.4 million, or 120%, as compared with net revenue of $10.3 million for the six months ended June 30, 2010.
Laser system net revenue increased by approximately $12.6 million, or 256%, in the six months ended June 30, 2011 compared to the same period of 2010. Sales of our Waterlase systems increased $9.3 million, or 346%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to sales of the Waterlase iPlus system after its introduction in early 2011 in connection with the Company’s return to a direct and multi-distributor sales model. Revenues from our diode systems increased $3.3 million, or 147%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase resulted primarily from volume sales of the ilase system to a domestic distributor and increased direct sales of our ezlase system.
Consumables and service net revenue increased by approximately $591,000, or 14%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Consumable products revenue increased $617,000, or 31%, and services revenues decreased $26,000, or 1%, during the six months ended June 30, 2011, as compared to the same period of 2010. This increase in consumable and service net revenue is primarily a result of our decision to recommence selling our products in North America directly to consumers and through non-exclusive distributor arrangements, rather than exclusively through a single distributor and the launch of our Biolase Store in late 2010.
License fees and royalty revenue decreased approximately $800,000 to approximately $400,000 in the six months ended June 30, 2011 compared to $1.2 million in the six months ended June 30, 2010. The decrease resulted primarily from the recognition of $375,000 of deferred P&G royalties in the six months ended June 30, 2011 as compared to the recognition of $1.1 million of deferred P&G royalties in the six months ended June 30, 2010.
Cost of Revenue. Cost of revenue for the six months ended June 30, 2011 increased by $4.1 million, or approximately 51%, to $12.2 million, compared with cost of revenue of $8.1 million for the six months ended June 30, 2010. This increase is primarily attributable to increases in sales. Although cost of revenue increased in the six months ended June 30, 2011 on an absolute basis as compared to the six months ended June 30, 2010, cost of revenue actually decreased when expressed as a percentage of net revenues, from to 79% of net revenues in for the six months ended June 30, 2010 to 54% of net revenues in the six months ended June 30, 2011.
Gross Profit. Gross profit for the six months ended June 30, 2011 increased by $8.3 million to $10.5 million, or 46% of net revenue, as compared with gross profit of $2.2 million, or 21% of net revenue, for the six months ended June 30, 2010. The increase was primarily due to higher sales volumes, better utilization of fixed costs, and reduced expenses. These factors were offset by strategic price concessions to luminaries in the dental field and increased costs related to the launch of the Waterlase iPlus system and the decline in P&G royalties.

Operating Expenses. Operating expenses of $11.6 million for the six months ended June 30, 2011 remained flat as compared to the six months ended June 30, 2010 and decreased as a percentage of net revenue from 113% to 51%, as explained in the following expense categories:
Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2011 decreased by $252,000, or approximately 4%, to $5.5 million, or 24% of net revenue, as compared with $5.7 million, or 56% of net revenue, for the six months ended June 30, 2010. Payroll and consulting expenses decreased by $124,000 and media and advertising expenses decreased by $448,000 primarily from additional costs incurred during the six months ended June 30, 2010 due to the launch of the iLase system. These decreases were partially offset by an increase in commission expense of $294,000 during the six months ended June 30, 2011 compared with the six months ended June 30, 2010.
General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2011 increased by $225,000, or 6%, to $3.9 million, or 17% of net revenue, as compared with $3.7 million, or 36% of net revenue for the six months ended June 30, 2010. The increase in general and administrative expenses resulted primarily from increased payroll and consulting expenses of $114,000, increased professional service fees of $189,000 and increased bank fees of $98,000. These increases were partially offset by decreased depreciation and building related expenses of $78,000 and decreased audit fees of $81,000.
Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2011 remained flat at $2.2 million, which was 10% of net revenue, as compared with 22% of net revenue, for the six months ended June 30, 2010.
Non-Operating Income (Loss)
(Loss)Gain on Foreign Currency Transactions. We recognized a $54,000 loss on foreign currency transactions for the six months ended June 30, 2011, compared to a $43,000 gain on foreign currency transactions for the six months ended June 30, 2010 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was funded in May 2010 and repaid in full in February 2011. Interest expense, excluding the amortization of debt related costs, totaled approximately $79,000 and $59,000 for the six months ended June 30, 2011 and 2010, respectively.
Nonrecurring Charge for the Expense of Unamortized Debt-Related Costs. Unamortized debt-related costs in the amount of $225,000 were expensed in the six months ended June 30, 2011 in conjunction with the repayment of our outstanding balances under the Loan and Security Agreement during February 2011.
Net Loss. Our net loss was $1.5 million for the six months ended June 30, 2011 compared to a net loss of $9.5 million for the six months ended June 30, 2010. Our loss for the six months ended June 30, 2011, was primarily due to unanticipated expenses in costs of revenues related to the introduction of our new waterlase iPlus system and increased payroll and consulting expenses in our operating expenses to support our growing operations. The decrease in our net loss for the six months ended June 30, 2011, when compared to the six months ended June 30, 2010, was primarily due to our increased sales volumes.
Liquidity and Capital Resources
At June 30, 2011, we had approximately $11.8 million in working capital. Our principal sources of liquidity at June 30, 2011 consisted of $10.1 million in cash and cash equivalents and $6.4 million of net accounts receivable. We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The following table summarizes our statements of cash flows (in millions):

	Six Months Ended
	June 30, 2011	June 30, 2010

Net cash flow provided by (used in):
Operating activities	$(7,103)	$(2,663)
Investing activities	(157)	(184)
Financing activities	15,589	2,957
Effect of exchange rate changes	111	(190)
Net increase (decrease) in cash and cash equivalents	$8,440	$(80)

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2011 was $7.1 million, compared to cash used in operating activities of $2.7 million during for the six months ended June 30, 2010. Cash flow from operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Net cash used in working capital changes totaled $7.3 million for the six months ended June 30, 2011, compared to net cash provided by working capital changes of $5.6 million for the prior year period. The most significant changes in operating assets and liabilities for the six months ended June 30, 2011, as reported in our consolidated statements of cash flows, were increases of $3.1 million in accounts receivable (before the change in allowance for doubtful accounts) as a result of increased sales towards the end of the period and a $5.0 million decrease in customer deposits as we fully satisfied the remainder of the first purchase order with HSIC and shipped a significant portion of the second purchase order with HSIC during the six months ended June 30, 2011.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2011 consisted of $157,000 of capital expenditures. For the fiscal year ending December 31, 2011, we expect capital expenditures to total approximately $500,000, and depreciation and amortization to be approximately $750,000.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2011 was $15.6 million compared to $3.0 million provided by financing activities in the prior year period. Net cash provided by financing activities was derived from the offerings of our common stock pursuant to the 2010 Shelf Registration Statement ($8.8 million in net proceeds), the June 2011 Securities Purchase ($8.5 million in net proceeds) and $964,000 in proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2011 consisted of $2.7 million used for the repayment of our outstanding balances under the Loan and Security Agreement. See “Overview” above.
Future Liquidity Needs
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
Litigation and Contingencies
On July 28, 2011, we entered into a 36 month, cancellable operating lease, which will replace the current operating lease we have for our service vehicles. The new lease provides for a down payment of approximately $92,000 and future monthly payments of approximately $13,000 per month. The vehicles are expected to be delivered in October 2011.
For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2011, we are not involved in any material unconsolidated SPEs.
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

Additional Information
BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® and Waterlase MD®, are registered trademarks of Biolase Technology, Inc., and Diolase™, Comfort Jet™, HydroPhotonics™, LaserPal™, MD Gold™, WCLI™, World Clinical Laser Institute™, Waterlase MD Turbo™, HydroBeam™, SensaTouch™ , Occulase™ , C100™ , Diolase 10™, Body Contour™ , Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™ , iLase™ , 2R™ , Intuitive Power™ , Comfortprep™ , Rapidprep™ , Bondprep™ , Intuitive Power™ and Waterlase iPlus™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

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

ITEM 2.	SALE OF UNREGISTERED SECURITIES
On June 24, 2011, we entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) whereby we agreed to sell, and on June 29, 2011 we sold, an aggregate of 1,625,947 shares of our common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of our common stock having an exercise price of $6.50 per share (the “June 2011 Warrants”). The June 2011 Warrants are not exercisable for six months following their issuance. Gross proceeds from the offering totaled approximately $9 million, and net proceeds to us, after commissions and other offering expenses of approximately $520,000, totaled approximately $8.5 million. We will use the proceeds for working capital and general corporate purposes. In connection with the June 2011 Securities Purchase Agreement, we entered into an agreement on June 22, 2011 with Rodman & Renshaw in which Rodman & Renshaw agreed to act as our exclusive placement agent for the offering and we agreed to pay Rodman & Renshaw commissions in the amount of 5.0% of the gross proceeds of the offering, or approximately $451,000, and reimburse Rodman & Renshaw’s expenses up to a maximum amount of $50,000.
The common stock and the June 2011 Warrants were offered and sold, and the common stock issuable upon exercise of the June 2011 Warrants were offered, pursuant to exemptions from registration set forth in section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. The common stock, the June 2011 Warrants and the common stock issuable upon exercise of the June 2011 Warrants may not be re-offered or resold absent either registration under the 1933 Act or the availability of an exemption from the registration requirements.
In connection with the June 2011 Securities Purchase Agreement, we entered into a registration rights agreement with the June 2011 Purchasers, pursuant to which we undertook to file a resale registration statement, on behalf of the June 2011 Purchasers with respect to the resale of the common stock and the common stock issuable upon the exercise of the June 2011 Warrants (collectively, the “Registerable Securities”), not later than July 19, 2011 and to use our reasonable best efforts to cause such resale registration statement to be declared effective by the SEC not later than September 7, 2011 (or October 7, 2011, if the SEC comments upon the registration statement). If we are unable to timely satisfy such deadlines, we could incur penalties of up to 3.0% of the offering proceeds for such non-compliance.
On July 19, 2011, we filed a registration statement on Form S-3 (the “Selling Stockholders Registration Statement”) with the SEC to register the Registerable Securities. As of August 11, 2011, we have not received notice from the SEC whether the Selling Stockholders Registration Statement had been declared effective.
On August 2, 2011, we negotiated the repurchase of 90,000 of the June 2011 Warrants for $99,900 or $1.11 per underlying share, plus expenses of $30,000.
For additional information relating to this transaction, see the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2011.

ITEM 5.	OTHER INFORMATION.
On August 10, 2011, the Company announced that its Board of Directors has authorized a stock repurchase program, pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The stock repurchase program will be effective on August 12, 2011. The Company expects to fund the stock repurchase program with existing cash and cash equivalents on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Repurchases of the Company’s common stock may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions or block transactions. The Company has no obligation to repurchase shares under the stock repurchase program, and the timing, actual number and value of the shares that are repurchased will be at the discretion of the Company’s management and will depend upon a number of considerations, including the trading price of the Company’s common stock, general market conditions, applicable legal requirements and other factors. The stock repurchase program will expire on August 12, 2013, unless the program is completed sooner, suspended, terminated or otherwise extended.

ITEM 6.	EXHIBITS
The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
				Period
		Filed		Ending/Date		Filing
Exhibit	Description	Herewith	Form	of Report	Exhibit	Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of The Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of The Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

10.1	Form of Securities Purchase Agreement, dated April 7, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	04/07/2011	10.1	04/12/2011

10.2	Letter Agreement, dated June 28, 2011, by and between the Registrant and The Proctor & Gamble Company.	X

10.3	Form of Securities Purchase Agreement, dated June 24, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.1	06/29/2011

10.4	Form of Common Stock Purchase Warrant, dated June 29, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.2	06/29/2011

10.5	Form of Registration Rights Agreement, dated June 24, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.3	06/29/2011

10.6	Engagement Agreement, dated June 22, 2011, by and between Registrant and Rodman & Renshaw, LLC		8-K	06/24/2011	10.4	06/29/2011

10.7	Engagement Agreement Amendment, dated June 23, 2011, by and between Registrant and Rodman & Renshaw, LLC		8-K	06/24/2011	10.5	06/29/2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Incorporated by Reference
Period
			Filed		Ending/Date		Filing
Exhibit		Description	Herewith	Form	of Report	Exhibit	Date
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	*
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements
X

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2011

BIOLASE TECHNOLOGY, INC., a Delaware Corporation (registrant)
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer (Principal Executive Officer)

By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer (Principal Financial and Accounting Officer)