Form 10-Q
period 2011-09-30
BIOLASE TECHNOLOGY INC
filed 2011-11-10
CIK 811240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of November 8, 2011 was 30,311,007 shares.

BIOLASE TECHNOLOGY, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BIOLASE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$5,757	$1,694
Accounts receivable, less allowance of $242 and $311 in 2011 and 2010, respectively	8,074	3,331
Inventory, net	9,823	6,987
Prepaid expenses and other current assets	1,199	1,355

Total current assets	24,853	13,367

Property, plant and equipment, net	1,168	1,331
Intangible assets, net	244	342
Goodwill	2,926	2,926
Deferred tax asset	13	11
Other assets	186	170

Total assets	$29,390	$18,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Term loan payable, current portion	$—	$2,622
Accounts payable	5,859	4,029
Accrued liabilities	5,759	5,482
Customer deposits	180	5,877
Deferred revenue, current portion	1,905	1,650

Total current liabilities	13,703	19,660
Deferred tax liabilities	598	544
Warranty accrual, long-term	385	424
Deferred revenue, long-term	33	433
Other liabilities, long-term	387	133

Total liabilities	15,106	21,194

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 32,264 and 27,424 shares issued and 30,300 and 25,460 shares outstanding in 2011 and 2010, respectively	33	27
Additional paid-in capital	138,115	118,375
Accumulated other comprehensive loss	(283)	(324)
Accumulated deficit	(107,182)	(104,726)

	30,683	13,352
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity (deficit)	14,284	(3,047)

Total liabilities and stockholders’ equity (deficit)	$29,390	$18,147

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Products and services revenue	$13,047	$6,002	$35,282	$15,085
License fees and royalty revenue	14	218	419	1,422

Net revenue	13,061	6,220	35,701	16,507
Cost of revenue	7,743	4,429	19,931	12,515

Gross profit	5,318	1,791	15,770	3,992

Operating expenses:
Sales and marketing	3,217	2,110	8,680	7,825
General and administrative	1,987	1,330	5,913	5,031
Engineering and development	1,052	775	3,238	2,990

Total operating expenses	6,256	4,215	17,831	15,846

Loss from operations	(938)	(2,424)	(2,061)	(11,854)

Gain (loss) on foreign currency transactions	44	(118)	(10)	(75)
Interest income	—	1	—	2
Interest expense	(2)	(157)	(306)	(216)

Non-operating gain (loss), net	42	(274)	(316)	(289)

Loss before income tax provision	(896)	(2,698)	(2,377)	(12,143)
Income tax provision	57	28	79	52

Net loss	$(953)	$(2,726)	$(2,456)	$(12,195)

Net loss per share:
Basic	$(0.03)	$(0.10)	$(0.09)	$(0.48)

Diluted	$(0.03)	$(0.10)	$(0.09)	$(0.48)

Shares used in the calculation of net loss per share:
Basic	30,227	25,287	28,514	25,262

Diluted	30,227	25,287	28,514	25,262

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(2,456)	$(12,195)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	562	830
Loss on disposal of assets, net	8	3
Impairment of property, plant and equipment	—	35
Provision (recovery) for bad debts	27	(47)
Provision for inventory excess and obsolescence	118	—
Amortization of discounts on term loan payable	78	17
Amortization of debt issuance costs	99	39
Stock-based compensation	1,000	499
Other equity instruments compensation	226	—
Other non-cash compensation	187	24
Deferred income taxes	(2)	43
Changes in operating assets and liabilities:
Accounts receivable	(4,770)	1,415
Inventory	(2,954)	(571)
Prepaid expenses and other assets	58	407
Customer deposits	(5,697)	8,418
Accounts payable and accrued liabilities	2,359	(1,206)
Deferred revenue	(145)	(1,278)

Net cash and cash equivalents used in operating activities	(11,302)	(3,567)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(294)	(220)

Net cash and cash equivalents used in investing activities	(294)	(220)

Cash Flows From Financing Activities:
Proceeds from term loan payable	—	3,000
Payments under term loan payable	(2,700)	—
Payment of debt issuance costs	—	(85)
Proceeds from exercise of warrants	8	—
Payment to repurchase equity warrants	(130)	—
Proceeds from equity offering, net of expenses	17,237	—
Proceeds from exercise of stock options	1,218	148

Net cash and cash equivalents provided by financing activities	15,633	3,063

Effect of exchange rate changes	26	(25)

Increase (decrease) in cash and cash equivalents	4,063	(749)
Cash and cash equivalents, beginning of year	1,694	2,975

Cash and cash equivalents, end of period	$5,757	$2,226

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$81	$113

Income taxes	$8	$(95)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The Company
BIOLASE Technology Inc. (the “Company”), incorporated in Delaware in 1987, is a medical technology company operating in one business segment that develops, manufactures and markets lasers, and markets and distributes dental imaging equipment and other products designed to improve technologies for applications and procedures in dentistry and medicine.
Basis of Presentation
The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, indefinite-lived intangible assets and the ability of goodwill to be realized, revenue deferrals for multiple element arrangements, effects of stock-based compensation and warrants, contingent liabilities and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.
Critical Accounting Policies
Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 (the “2010 Form 10-K”). Management believes that there have been no significant changes during the nine months ended September 30, 2011 in our critical accounting policies from those disclosed in Item 7 of the 2010 Form 10-K, except as noted below.
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
The Company recognizes revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. The Company estimates and recognizes the amount earned based on historical performance and current knowledge about the business operations of our licensees. Historically, the Company’s estimates generally have been consistent with amounts reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the “exit price”). The fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk. Level 1 measurement of fair value is quoted prices in active markets for identical assets or liabilities. All of the Company’s investments at September 30, 2011 are valued as Level 1 investments.
Money market securities. Money market securities are cash equivalents, which are included in cash and cash equivalents, and consist of highly liquid investments with original maturities of three months or less. The Company uses quoted active market prices for identical assets to measure fair value. The Company held $774,000 in money market securities at September 30, 2011. The Company had no investments at December 31, 2010.

Liquidity and Management’s Plans
The Company has suffered recurring losses from operations and had declining revenues during the three years ended December 31, 2010. As of December 31, 2010, the Company had a working capital deficit. Although the Company’s revenues increased for the three and nine months ended September 30, 2011, compared to the comparable periods in 2010, the Company still incurred a loss from operations and a net loss.
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
At September 30, 2011, the Company had approximately $11.2 million in working capital. The Company’s principal sources of liquidity at September 30, 2011 consisted of approximately $5.8 million in cash and cash equivalents and $8.1 million of net accounts receivable.
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
In accordance with the terms of a Controlled Equity Offering Agreement (the “Offering Agreement”) entered into with Ascendiant Securities, LLC (“Ascendiant”), as sales agent, on December 23, 2010, the Company was entitled to issue and sell up to 3,000,000 shares of Common Stock pursuant to the 2010 Shelf Registration Statement. Sales of shares of the Company’s common stock, could be made in a series of transactions over time as the Company may direct Ascendiant in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1993, as amended (the “1933 Act”). “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.
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
During the quarter ended March 31, 2011, the Company sold approximately 2.2 million shares of common stock with gross proceeds of approximately $7.5 million and net proceeds of approximately $7.1 million, net of commission and direct costs, through the Offering Agreement with Ascendiant. No additional sales under the Offering Agreement have been made since the quarter ended March 31, 2011 and no additional sales will be made under the Offering Agreement.
On April 7, 2011, the Company entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”), pursuant to which Rodman & Renshaw agreed to arrange for the sale of shares of the Company’s common stock in a registered direct placement (the “April 2011 Registered Direct Placement”) pursuant to the 2010 Shelf Registration Statement with a fee of 4.5% of the aggregate gross proceeds. In addition, on April 7, 2011, the Company and certain institutional investors entered into a securities purchase agreement arranged by Rodman & Renshaw, pursuant to which the Company agreed to sell in the April 2011 Registered Direct Placement an aggregate of 320,000 shares of its common stock with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds to the Company from the April 2011 Registered Direct Placement totaled approximately $1.7 million. The costs associated with the April 2011 Registered Direct Placement totaled approximately $124,000 and were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Placement were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the SEC.

The transactions described above exhausted the securities available for sale under the Company’s 2010 Shelf Registration Statement.
On June 24, 2011, the Company entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) whereby the Company agreed to sell, and on June 29, 2011 the Company sold, an aggregate of 1,625,947 shares of the Company’s common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of the Company’s common stock having an exercise price of $6.50 per share (the “June 2011 Warrants”). The June 2011 Warrants are not exercisable for six months following their issuance. Gross proceeds from the offering totaled approximately $9 million, and net proceeds to the Company, after commissions and other offering expenses of approximately $610,000, totaled approximately $8.4 million. The Company will use the proceeds for working capital and general corporate purposes. In connection with the June 2011 Securities Purchase Agreement, the Company entered into an agreement on June 22, 2011 with Rodman & Renshaw in which Rodman & Renshaw agreed to act as the Company’s exclusive placement agent for the offering and the Company agreed to pay Rodman & Renshaw commissions in the amount of 5.0% of the gross proceeds of the offering, or approximately $451,000, and reimburse Rodman & Renshaw’s expenses up to a maximum amount of $50,000. Commissions and expenses paid to Rodman and Renshaw are included in the $610,000 of offering expenses noted above.
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
In connection with the June 2011 Securities Purchase Agreement, the Company entered into a registration rights agreement with the June 2011 Purchasers pursuant to which the Company undertook to file a resale registration statement, on behalf of the June 2011 Purchasers with respect to the resale of the common stock and the common stock issuable upon the exercise of the June 2011 Warrants (collectively, the “Registerable Securities”), no later than July 19, 2011 and to use its reasonable best efforts to cause such registration statement to be declared effective by the SEC not later than September 7, 2011 (or October 7, 2011, if the SEC comments upon the registration statement). If the Company were unable to timely satisfy such deadlines, it could incur penalties of up to 3.0% of the offering proceeds for such non-compliance.
On July 19, 2011, the Company filed a registration statement on Form S-3 (the “Selling Stockholders Registration Statement”) with the SEC to register the Registerable Securities. The Selling Stockholders Registration Statement (File No. 333-175664) was declared effective by the SEC on August 25, 2011.
On August 2, 2011, the Company repurchased 90,000 of the June 2011 Warrants for $99,900 or $1.11 per underlying share, plus non-accountable expenses of $30,000.
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
On September 23, 2010, the Company entered into a Distribution and Supply Agreement (the “D&S Agreement”) with HSIC, effective August 30, 2010. In connection with the D&S Agreement, as amended, HSIC placed two irrevocable purchase orders for the Company’s products totaling $9 million. The first purchase order, totaling $6 million, was for the iLase system and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, required that the products ordered there under be delivered by August 25, 2011, and was also for the iLase system, but could be modified without charge and applied to other laser products. During April 2011, HSIC modified the type of laser systems ordered on the second purchase order. The second purchase order was fully satisfied during the third quarter of 2011.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification (“ASC”).
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
In December 2010, the FASB issued an update to existing guidance on the calculation of impairment of goodwill. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, and will evaluate the impact, if any, on its consolidated financial statements if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2011, the Company’s testing date that would trigger further impairment testing of the Company’s intangible assets with finite lives subject to amortization.
New Accounting Standards Not Yet Adopted
In September 2011, the FASB issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management believes that the adoption will not have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB updated the accounting guidance relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two, but consecutive, statements. Additionally, companies are required to present on the face of the consolidated financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective beginning for the year ending December 31, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION
Stock-Based Compensation
The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”). Eligible persons under the 2002 Plan include certain officers and employees of the Company and directors of the Company. Under the 2002 Plan, 6,950,000 shares of common stock have been authorized for issuance. As of September 30, 2011, 2,269,000 shares of common stock have been issued pursuant to options that were exercised, 3,803,000 shares of common stock has been reserved for options that are outstanding, and 878,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results during the three months ended September 30, 2011 and 2010 was $324,000 and $113,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.00) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results during the nine months ended September 30, 2011 and 2010, was $1.0 million and $499,000, respectively. The net impact to earnings for those periods was $(0.04) and $(0.02) per basic and diluted share, respectively. At September 30, 2011, the Company had $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The Company expects that cost to be recognized over a weighted-average period of 1.2 years.
The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$45	$7	$111	$26
Sales and marketing	75	40	259	146
General and administrative	177	47	536	259
Engineering and development	27	19	94	68

	$324	$113	$1,000	$499

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
The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (years)	4.30	4.60	4.08	4.75
Volatility	105%	91%	106%	86%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	1.23%	1.76%	1.70%	2.18%

A summary of option activity under our stock option plans for the nine months ended September 30, 2011 is as follows:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(years)	intrinsic value(1)
Options outstanding at December 31, 2010	4,130,000	$3.60
Plus: Options granted	893,000	$4.50
Less: Options exercised	(642,000)	$2.09
Options canceled or expired	(578,000)	$5.52

Options outstanding at September 30, 2011	3,803,000	$3.78	4.74	$2,297,000

Options exercisable at September 30, 2011	1,875,000	$4.66	4.79	$1,059,000
Options expired during the nine months ended September 30, 2011	304,000	$7.94

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.
Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from stock options exercised	$254	$106	$1,218	$148
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$167	$45	$1,308	$75
Weighted-average fair value of options granted during period	$2.84	$0.85	$3.25	$1.11
Total fair value of shares vested during the period	$311	$135	$874	$494

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.
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
During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. The IR Warrants vest quarterly and will be revalued each period until the final vesting date. The holders may convert the IR Warrants into a number of shares, in whole or in part. The first tranche of IR Warrants expire on September 20, 2013. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 as a performance bonus when the Company’s stock price closes at a price in excess of $6.00. The second tranche of IR Warrants were subsequently issued in April 2011 and will expire on April 11, 2014. During the three and nine month periods ended September 30, 2011, the Company recognized $16,000 and $226,000 of expense, respectively, related to the IR Warrants. The Company accounts for these non-employee stock warrants using the Black Scholes option pricing model, which measures them at the fair value of the equity instruments issued, using the stock price and other measurement assumptions as of the date which the counterparty’s performance is complete. The Company has concluded that the vesting date is the ultimate final measurement date, and will revalue any unvested warrants at the end of each reporting period until that date. During the three and nine month periods ended September 30, 2011, 21,000 and 26,000 of the IR Warrants were exercised on a cashless basis resulting in the issuance of 15,802 and 20,160 shares of the Company’s common stock, respectively. During the three months ended September 30, 2011, 12,000 of the warrants were exercised for cash.

In connection with the June 2011 Securities Purchase Agreement, on June 29, 2011, the Company issued warrants to purchase 812,974 shares of common stock at an exercise price of $6.50 per share to the June 2011 Purchasers. The June 2011 Warrants are not exercisable for six months following their issuance and have a term of five years from the date of issuance.
On August 2, 2011, the Company repurchased 90,000 of the June 2011 Warrants for $99,900, or $1.11 per underlying share, plus non-accountable expenses of $30,000.
Net Income (Loss) Per Share — Basic and Diluted
Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.
Outstanding stock options and warrants to purchase 4,588,000 and 3,071,000 shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2011 and 2010, respectively, as a result of their anti-dilutive effect.
The Company declared special 1% stock dividends during each of the three completed quarters in fiscal 2011. The stock dividend declared during the quarter ended March 31, 2011 was payable March 31, 2011 to shareholders of record on March 15, 2011; the stock dividend declared during the quarter ended June 30, 2011 was payable June 30, 2011 to shareholders of record on June 10, 2011; and the stock dividend declared during the quarter ended September 30, 2011 was payable September 15, 2011 to shareholders of record on August 29, 2011. Although the Company’s Board of Directors has expressed its desire to continue to declare 1% stock dividends in future quarters, the Board of Directors deemed these three dividends to be special dividends and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of the stock dividends.
On August 10, 2011, the Company announced that its Board of Directors has authorized a stock repurchase program, pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The stock repurchase program became effective on August 12, 2011. The Company expects to fund the stock repurchase program with existing cash and cash equivalents on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Repurchases of the Company’s common stock may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions or block transactions. The Company has no obligation to repurchase shares under the stock repurchase program, and the timing, actual number and value of the shares that are repurchased will be at the discretion of the Company’s management and will depend upon a number of considerations, including the trading price of the Company’s common stock, general market conditions, applicable legal requirements and other factors. The stock repurchase program will expire on August 12, 2013, unless the program is completed sooner, suspended, terminated or otherwise extended. During the quarter ended September 30, 2011, the Company had not repurchased any of its shares pursuant to the stock repurchase program.
NOTE 4 — INVENTORY
Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$4,214	$3,440
Work-in-process	2,117	1,184
Finished goods	3,492	2,363

Inventory, net	$9,823	$6,987

Inventory is net of the provision for excess and obsolete inventory of $2.0 million and $1.9 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010

Land	$259	$252
Building	333	324
Leasehold improvements	969	914
Equipment and computers	5,862	5,767
Furniture and fixtures	1,036	1,019
Construction in progress	21	55

	8,480	8,331
Accumulated depreciation and amortization	(7,312)	(7,000)

Property, plant and equipment, net	$1,168	$1,331

Depreciation and amortization of property, plant and equipment was $118,000 and $464,000 for the three and nine months ended September 30, 2011, respectively, and $226,000 and $732,000 for the three and nine months ended September 30, 2010, respectively.
During the year ended December 31, 2010, management adopted a plan to sell its German building and land. In June 2010, the Company received an offer to purchase the land and building in Germany for €435,000, or $531,000 and, as such, the Company recorded an impairment charge of €28,000, or $35,000, as the fair market value was below the carrying value. Fully depreciated assets totaling €231,000, or $282,000, which were no longer usable, were also written off in June 2010. Assets Held for Sale as of December 31, 2010 totaled $576,000. During April 2011, management announced its decision to expand the Company’s operations in Europe which includes utilizing the land and building in Germany. As such, the land and building were reclassified from Assets Held for Sale to Property, Plant, and Equipment as of September 30, 2011 and December 31, 2010.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
The Company conducted its annual impairment test of intangible assets and goodwill as of June 30, 2011, and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2011 that would trigger further impairment testing of the Company’s intangible assets and goodwill.
Amortization expense for the three and nine months ended September 30, 2011 was $33,000 and $98,000, respectively, and $33,000 and $98,000, respectively, for the same periods in 2010. Other intangible assets consist of an acquired customer list and a non-compete agreement.
The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2011				As of December 31, 2010
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,670)	$—	$244	$1,914	$(1,572)	$—	$342
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Trade names (Indefinite life)	979	—	(979)	—	979	—	(979)	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$3,555	$(2,332)	$(979)	$244	$3,555	$(2,234)	$(979)	$342

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 —ACCRUED LIABILITIES AND DEFERRED REVENUE
Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Payroll and benefits	$1,633	$1,180
Warranty accrual, current portion	2,447	2,301
Sales tax credit	525	429
Deferred rent credit	—	37
Accrued professional services	676	583
Accrued insurance premium	—	342
Accrued support services	200	173
Other	278	437

Accrued liabilities	$5,759	$5,482

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Initial warranty accrual, beginning balance	$2,686	$2,715	$2,725	$2,235
Provision for estimated warranty cost	644	798	1,600	2,794
Warranty expenditures	(498)	(661)	(1,493)	(2,177)

Initial warranty accrual, ending balance	2,832	2,852	2,832	2,852
Total warranty accrual, long term	385	636	385	636

Total warranty accrual, current portion	$2,447	$2,216	$2,447	$2,216

Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Royalty advances from Procter & Gamble	$—	$375
Undelivered elements (training, installation and product and support services)	899	616
Extended warranty contracts	1,039	1,092

Total deferred revenue	1,938	2,083

Less long-term amounts:
Royalty advances from Proctor & Gamble	—	(375)
Extended warranty contracts	(33)	(58)

Total deferred revenue, long-term	(33)	(433)

Total deferred revenue, current portion	$1,905	$1,650

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
The 2010 P&G Agreement, as amended, also provides that effective July 1, 2011, P&G’s exclusive license to our patents will convert to a non-exclusive license unless P&G pays the Company a $187,500 license payment by the end of the third quarter of 2011, and at the end of each quarter thereafter, during the term of the 2010 P&G Agreement. P&G did not make any payments to the Company in the quarter ended September 30, 2011. The Company is currently engaged in discussions with P&G concerning the sufficiency of P&G’s efforts to commercialize a consumer product utilizing our patents and is working with P&G to develop a framework for the parties’ commercialization efforts.
NOTE 8—BANK LINE OF CREDIT AND DEBT
On May 27, 2010, the Company entered into the Loan and Security Agreement with MidCap Financial, LLC, whose interests were later assigned to its affiliate MidCap Funding III, LLC, and Silicon Valley Bank. The Loan and Security Agreement evidenced a $5 million term loan, of which $3 million was borrowed on such date. In connection with the Loan and Security Agreement, the Company issued two Secured Promissory Notes in an aggregate principal amount of $3 million, at 14.25%, secured by the Company’s assets, and warrants to purchase up to an aggregate of 101,694 shares of Common Stock at an exercise price of $1.77 per share with an expiration date of May 26, 2015.
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
In December 2010, the Company financed approximately $389,000 of insurance premiums payable in nine equal monthly installments of approximately $43,000 each, including a finance charge of 2.92%. As of September 30, 2011, there were no amounts outstanding under this arrangement.

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
Intellectual Property Litigation
During April 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against the Company in the United States District Court for the Central District of California (the “U.S. District Court”), related to the Company’s iLase diode laser. The lawsuit alleged claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, fraud and violation of the California Unfair Trade Practices Act. In May 2010, Discus and Zap filed a First Amended Complaint (the “Complaint”) which removed the allegations for fraud as well as certain claims for trademark infringement and unfair competition. In July 2010, Discus informed the U.S District Court that it had acquired Zap and requested that Zap be dropped as a party to the lawsuit and Discus became the sole plaintiff in the suit. Discus was subsequently acquired by Royal Philips Electronics N.V. (“Philips”) on October 11, 2010. Discus and Philips settled all of their claims against the Company in June 2011 for a nominal amount. As a result, the Complaint, as amended, filed with the U.S. District Court was dismissed in its entirety with prejudice in July 2011.
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
NOTE 10— SEGMENT INFORMATION
The Company currently operates in a single business segment. For the three and nine month periods ended September 30, 2011, sales in the United States accounted for approximately 50% and 66% respectively, of net revenue, and international sales accounted for approximately 50% and 34%, respectively, of net revenue. For the three and nine month periods ended September 30, 2010, sales in the United States accounted for approximately 64% and 59% respectively, of net revenue, and international sales accounted for approximately 36% and 41%, respectively, of net revenue.
Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$6,551	$3,984	$23,685	$9,739
International	6,510	2,236	12,016	6,768

	$13,061	$6,220	$35,701	$16,507

Long-lived assets located outside of the United States at our foreign subsidiaries were $574,000 and $584,000 as of September 30, 2011 and December 31, 2010, respectively.
NOTE 11—CONCENTRATIONS
Revenue from Waterlase systems, the Company’s principal product, comprised 63% and 57% of total net revenue for the three and nine month periods ended September 30, 2011, respectively, and 31% and 28% of total net revenue, respectively, for the same periods in 2010. Revenue from Diode systems comprised 17% and 21% of total net revenue for the three and nine month periods ended September 30, 2011, respectively, and 34% and 26%, for the same periods of 2010.
Approximately 14% and 24% of the Company’s net revenue in the three and nine month periods ended September 30, 2011 was generated through sales to HSIC worldwide. Approximately 38% of the Company’s net revenue in both the three and nine month periods ended September 30, 2010 was generated through sales to HSIC worldwide.

There were no sales concentrations greater than 10% within any individual country outside the United States for the three and nine month periods ended September 30, 2011 and 2010.
The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.
There were no accounts receivable concentrations from any one distributor in excess of 10% at September 30, 2011 and there were accounts receivable concentrations from one international distributor in the amount of $430,000, or 13%, at December 31, 2010.
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
NOTE 12—COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(953)	$(2,726)	$(2,456)	$(12,195)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(120)	227	41	(67)

Comprehensive loss	$(1,073)	$(2,499)	$(2,415)	$(12,262)

NOTE 13—INCOME TAXES
Our effective tax rate was (4.01%) and (2.84%) for the three and nine month periods ended September 30, 2011, respectively, as compared to (1.04%) and (0.43%) for three and nine month periods ended September 30, 2010. Our effective rates differ from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
As of December 31, 2010, we had cumulative unrecognized tax benefit of approximately $91,000, which if recognized, would increase our annual effective tax rate. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three and nine month periods ended September 30, 2011.
We periodically evaluate likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We considered many factors when assessing the likelihood of future realization of our deferred tax assets, including any recent cumulative earnings experience by taxing jurisdictions, expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes and other relevant factors.
At December 31, 2010, we had federal and state net operating loss (NOL) carryforward balances of approximately $66.1 million and $41.0 million respectively, which began to expire in 2011. In addition, we had federal and state tax credits of approximately $665,000 and $458,000 respectively. Federal credits will begin to expire in 2018 and the state tax credits carryforward indefinitely.
As of December 31, 2010, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, realization of our deferred tax assets does not appear more likely than not and, as such, we have recorded a valuation allowance of approximately $34.3 million. In addition, we recorded a deferred tax liability related to its indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $533,000. As of September 30, 2011, due to uncertainties surrounding the timing of realizing tax benefits of NOL carryforwards in the future, we continue to carry the full valuation allowance net of the naked liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains” forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase Technology, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.
Overview
We are a medical technology company that develops, manufactures and markets lasers, and markets and distributes dental imaging equipment and other products designed to improve technologies for applications and procedures in dentistry and medicine. In particular, our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels and other dental instruments. We have clearance from the U.S. Food and Drug Administration (“FDA”) to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and certain other international markets.
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
We have suffered recurring losses from operations and during the three fiscal years ended December 31, 2010 had declining revenues. As of December 31, 2010, we had a working capital deficit. For the nine months ended September 30, 2011, although our revenues increased compared to the same period in 2010, we still incurred losses from operations and a net loss.
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
During the quarter ended March 31, 2011, we sold approximately 2.2 million shares of common stock with gross proceeds of approximately $7.5 million and net proceeds of approximately $7.1 million, net of commission and direct costs, through the Offering Agreement with Ascendiant. No additional sales under the Offering Agreement have been made since the quarter ended March 31, 2011 and no additional sales will be made under the Offering Agreement.
On April 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”), pursuant to which Rodman & Renshaw agreed to arrange for the sale of shares of our common stock in a registered direct public offering (the “April 2011 Registered Direct Placement”) pursuant to the 2010 Shelf Registration Statement with a fee of 4.5% of the aggregate gross proceeds. In addition, on April 7, 2011, we and certain institutional investors entered into a securities purchase agreement arranged by Rodman & Renshaw, pursuant to which we agreed to sell in the April 2011 Registered Direct Placement an aggregate of 320,000 shares of our common stock with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds to us from the April 2011 Registered Direct Placement totaled approximately $1.7 million. The costs associated with the April 2011 Registered Direct Placement totaled approximately $124,000 and were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Placement were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the SEC.
The transactions described above exhausted the securities available for sale under our 2010 Shelf Registration Statement.
The Selling Stockholders Registration Statement. On June 24, 2011, we entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) whereby we agreed to sell, and on June 29, 2011 sold, an aggregate 1,625,947 shares of our common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of our common stock having an exercise price of $6.50 per share, first exercisable six month after issuance (the “June 2011 Warrants”). Net proceeds totaled approximately $8.4 million, after commissions and other offering expenses totaling approximately $610,000.
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
On July 19, 2011, we filed a registration statement on Form S-3 (the “Selling Stockholders Registration Statement”) with the SEC to register the Registerable Securities which was declared effective by the SEC on August 25, 2011.
On August 2, 2011, we repurchased 90,000 of the June 2011 Warrants for $99,900 or $1.11 per underlying share, plus expenses of $30,000.
Repayment of Credit Facility Debt
On February 8, 2011, we repaid all outstanding balances under a Loan and Security Agreement dated May 27, 2010, as amended, (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank, which included $2.6 million in principal, $30,000 of accrued interest and $169,000 of loan related expenses. In connection with the repayment, MidCap Funding III, LLC and Silicon Valley Bank released their security interest in our assets. Unamortized costs totaling approximately $225,000, excluding interest, associated with the term loan payable were expensed in February 2011. MidCap Financial, LLC and Silicon Valley Bank also exercised all of their warrants on a cashless basis during February 2011 for 78,172 shares of common stock. As of November 10, 2011, we do not have a credit agreement.
Restructuring Exclusive Distribution Agreement
On September 23, 2010, we entered into a Distribution and Supply Agreement (the “D&S Agreement”) with Henry Schein, Inc. (“HSIC”), effective August 30, 2010. In connection with the D&S Agreement, as amended, HSIC placed two irrevocable purchase orders for our products totaling $9 million. The first purchase order, totaling $6 million, was for the iLase system and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, required that the products ordered there under be delivered by August 25, 2011, and was also for the iLase system, but could be modified without charge and applied to other laser products. During April 2011, HSIC modified the type of laser systems ordered on the second purchase order. The second purchase order was fully satisfied during the third quarter of 2011.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2010 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2011 in our critical accounting policies from those disclosed in Item 7 of on the 2010 Form 10-K, except as noted below.
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

Results of Operations
The following table presents certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Nine Months Ended
Consolidated Statements of Operations Data:	September 30,		September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.3	71.2	55.8	75.8

Gross profit	40.7	28.8	44.2	24.2

Operating expenses:
Sales and marketing	24.6	33.9	24.3	47.4
General and administrative	15.2	21.4	16.6	30.5
Engineering and development	8.1	12.5	9.1	18.1

Total operating expenses	47.9	67.8	50.0	96.0

Loss from operations	(7.2)	(39.0)	(5.8)	(71.8)
Non-operating loss, net	0.3	(4.4)	(0.9)	(1.8)

Loss before income tax provision	(6.9)	(43.4)	(6.7)	(73.6)
Income tax provision	0.4	0.4	0.2	0.3

Net loss	(7.3)%	(43.8)%	(6.9)%	(73.9)%

The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Waterlase systems	$8,214	63%	$1,896	31%	$20,204	57%	$4,586	28%
Diode systems	2,169	17%	2,098	34%	7,643	21%	4,311	26%
Imaging systems	100	1%	—	0%	100	0%	—	0%
Consumables and Service	2,564	19%	2,008	32%	7,335	21%	6,188	37%

Products and services	13,047	100%	6,002	97%	35,282	99%	15,085	91%
License fee and royalty	14	0%	218	3%	419	1%	1,422	9%

Net revenue	$13,061	100%	$6,220	100%	$35,701	100%	$16,507	100%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$6,551	$3,984	$23,685	$9,739
International	6,510	2,236	12,016	6,768

Net revenue	$13,061	$6,220	$35,701	$16,507

Three months ended September 30, 2011 and 2010
Net Revenue. Net revenue for the three months ended September 30, 2011 was $13.1 million, an increase of $6.9 million, or 110%, as compared to net revenue of $6.2 million for the three months ended September 30, 2010.
Laser system net revenue (Waterlase and Diode systems combined) increased by approximately $6.4 million, or 160%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Sales of our Waterlase systems increased $6.3 million, or 333%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to sales of the Waterlase iPlus system after its introduction in early 2011 in connection with the Company’s return to a direct and multi-distributor sales model. Revenues from our diode systems increased $71,000, or 3%, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase resulted primarily from increased direct sales of our ezlase systems.
Imaging system net revenue was $100,000 for the three months ended September 30, 2011. We did not sell any Imaging Systems prior to the quarter ended September 30, 2011.

Consumables and service net revenue (which includes consumable products, advanced training programs and extended service contracts) and shipping revenue increased by approximately $556,000 or 28% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This was primarily driven by an increase of $362,000, or 33%, in the sales of our consumables products while services revenues increased $194,000 or 21% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This increase in consumable and service net revenue is primarily a result of our decision to recommence selling our products in North America directly to consumers and through non-exclusive distributor arrangements (rather than exclusively through a single distributor) and the launch of our Biolase Store in late 2010.
License fees and royalty revenue decreased $204,000, or 94%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease resulted primarily from the recognition of deferred Proctor & Gamble (“P&G”) royalties of $187,500 in the three months ended September 30, 2010.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2011 increased by $3.3 million, or approximately 75%, to $7.7 million, compared with cost of revenue of $4.4 million for the three months ended September 30, 2010. This increase is primarily attributable to increases in sales. Although cost of revenue increased during the three months ended September 30, 2011 on an absolute basis as compared to the three months ended September 30, 2010, cost of revenue actually decreased, when expressed as a percentage of net revenues, from 71% of net revenues in the three months ended September 30, 2010 to 59% of net revenues in the three months ended September 30, 2011.
Gross Profit. Gross profit for the three months ended September 30, 2011 increased by $3.5 million to $5.3 million, or 41% of net revenue, during the three months ended September 30, 2011 from $1.8 million, or, 29% of net revenue, for the three months ended September 30, 2010. The increase was primarily due to higher sales volumes, better utilization of fixed costs and reduced expenses, partially offset by the decline in P&G royalties and reduced margins from a higher volume of international revenue.
Operating Expenses. Operating expenses for the three months ended September 30, 2011 increased by $2.1 million, or 48%, to $6.3 million as compared to $4.2 million for the three months ended September 30, 2010 and decreased as a percentage of net revenue from 68% to 48%. This increase was primarily attributable to costs necessary to grow our top line revenue as explained in the following expense categories:
Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2011 increased by $1.1 million to $3.2 million, or 25% of net revenue, as compared with $2.1 million, or 34% of net revenue, for the three months ended September 30, 2010. The increase in expenses resulted primarily from increased payroll and related expenses of $191,000, increased commissions of $315,000, increased travel expenses of $160,000, increased convention related expenses of $210,000 and increased advertising and product literature expenses of $91,000 in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. These increases were integral in the strategy for increasing revenue.
General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2011 increased by $657,000 to $2.0 million, or 15% of net revenue, as compared with $1.3 million, or 21% of net revenue, for the three months ended September 30, 2010. The increase in general and administrative expenses resulted primarily from increased payroll and consulting expenses of $184,000, increased professional service fees of $249,000, increased investor relations cost of $51,000 and increased bank fees of $56,000.
Engineering and Development Expense. Engineering and development expenses for the three months ended September 30, 2011 increased by $277,000 to $1.1 million, or 8% of net revenue, as compared with $775,000, or 12% of net revenue, for the three months ended September 30, 2010. The increase was primarily related to increased payroll and consulting expenses of $175,000 in the three months ended September 30, 2011 compared with the three months ended September 30, 2010.
Non-Operating Income (Loss)
(Loss) Gain on Foreign Currency Transactions. We recognized a $44,000 gain on foreign currency transactions for the three months ended September 30, 2011, compared to a $118,000 loss on foreign currency transactions for the three months ended September 30, 2010 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar.

Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was funded in May 2010 and repaid in full in February 2011. Interest expense, excluding the amortization of debt related costs, totaled approximately $2,000 and $112,000 for three months ended September 30, 2011 and 2010, respectively.
Net Loss. For the reasons above, net loss was $953,000 for the three months ended September 30, 2011 compared to a net loss of $2.7 million for the three months ended September 30, 2010. Our loss for the three months ended September 30, 2011, was primarily due to unanticipated expenses in costs of revenues related to the introduction of our new Waterlase iPlus system and increased payroll and consulting expenses in our operating expenses to support our growing operations. The decrease in our net loss for the three months ended September 30, 2011, when compared to the three months ended September 30, 2010, was primarily due to our increased sales volumes and improved cost controls.
Nine months ended September 30, 2011 and 2010
Net Revenue. Net revenue for the nine months ended September 30, 2011 was $35.7 million, an increase of $19.2 million, or 116%, as compared with net revenue of $16.5 million for the nine months ended September 30, 2010.
Laser system net revenue (Waterlase and Diode systems combined) increased by approximately $18.9 million, or 213%, in the nine months ended September 30, 2011 compared to the same period of 2010. Sales of our Waterlase systems increased $15.6 million, or 341%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to sales of the Waterlase iPlus system after its introduction in early 2011 in connection with the Company’s return to a direct and multi-distributor sales model. Revenues from our diode systems increased $3.3 million, or 77%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase resulted primarily from volume sales of the ilase system to a domestic distributor and increased direct sales of our ezlase system.
Imaging system net revenue was $100,000 for the nine months ended September 30, 2011. We did not sell any Imaging Systems prior to the current fiscal year.
Consumables and service net revenue increased by approximately $1.1 million, or 19%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Consumable products revenue increased $978,000, or 32%, and services revenues decreased $168,000, or 5%, during the nine months ended September 30, 2011, as compared to the same period of 2010. This increase in consumable and service net revenue is primarily a result of our decision to recommence selling our products in North America directly to consumers and through non-exclusive distributor arrangements (rather than exclusively through a single distributor) and the launch of our Biolase Store in late 2010.
License fees and royalty revenue decreased approximately $1 million to approximately $419,000 in the nine months ended September 30, 2011 compared to $1.4 million in the nine months ended September 30, 2010. The decrease resulted primarily from the recognition of $375,000 of deferred P&G royalties in the nine months ended September 30, 2011 as compared to the recognition of $1.3 million of deferred P&G royalties in the nine months ended September 30, 2010.
Cost of Revenue. Cost of revenue for the nine months ended September 30, 2011 increased by $7.4 million, or approximately 59%, to $19.9 million, compared with cost of revenue of $12.5 million for the nine months ended September 30, 2010. This increase is primarily attributable to increases in sales. Although cost of revenue increased in the nine months ended September 30, 2011 on an absolute basis as compared to the nine months ended September 30, 2010, cost of revenue actually decreased when expressed as a percentage of net revenues, from 76% of net revenues for the nine months ended September 30, 2010 to 56% of net revenues for the nine months ended September 30, 2011.
Gross Profit. Gross profit for the nine months ended September 30, 2011 increased by $11.8 million to $15.8 million, or 44% of net revenue, as compared with gross profit of $4.0 million, or 24% of net revenue, for the nine months ended September 30, 2010. The increase was primarily due to higher sales volumes, better utilization of fixed costs, and reduced expenses. These factors were partially offset by strategic price concessions to luminaries in the dental field, increased costs related to the launch of the Waterlase iPlus system, the decline in P&G royalties and reduced margins from a higher volume of international revenue during the nine months ended September 30, 2011.

Operating Expenses. Operating expenses for the nine months ended September 30, 2011 increased by $2.0 million, or 13%, to $17.8 million as compared to $15.8 million in the nine months ended September 30, 2010 and decreased as a percentage of net revenue from 96% to 50%, as explained in the following expense categories:
Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2011 increased by $855,000 to $8.7 million, or 24% of net revenue, as compared with $7.8 million, or 47% of net revenue, for the nine months ended September 30, 2010. The increase in expenses resulted primarily from increased payroll and consulting related expenses of $41,000, increased commissions of $609,000, increased travel expenses of $140,000, increased convention related expenses of $323,000, partially offset by decreased media and advertising expenses of $345,000 primarily from additional costs incurred related to the launch of the iLase system during the nine months ended September 30, 2010.
General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2011 increased by $882,000 to $5.9 million, or 17% of net revenue, as compared with $5.0 million, or 30% of net revenue for the nine months ended September 30, 2010. The increase in general and administrative expenses resulted primarily from increased payroll and consulting expenses of $318,000, increased professional service fees of $437,000, and increased bank fees of $153,000. These increases were partially offset by decreased audit fees of $108,000.
Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2011 increased by $248,000 to $3.2 million, or 9% of net revenue, as compared with $3.0 million, or 18% of net revenue, for the nine months ended September 30, 2010. The increase was primarily related to increased payroll and consulting expenses of $279,000 in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.
Non-Operating Income (Loss)
(Loss) Gain on Foreign Currency Transactions. We recognized a $10,000 loss on foreign currency transactions for the nine months ended September 30, 2011, compared to a $75,000 loss on foreign currency transactions for the nine months ended September 30, 2010 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar and the New Zealand dollar.
Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was funded in May 2010 and repaid in full in February 2011. Interest expense, excluding the amortization of debt related costs, totaled approximately $81,000 and $171,000 for the nine months ended September 30, 2011 and 2010, respectively.
Nonrecurring Charge for the Expense of Unamortized Debt-Related Costs. Unamortized debt-related costs in the amount of $225,000 were expensed in the nine months ended September 30, 2011 in conjunction with the repayment of our outstanding balances under the Loan and Security Agreement during February 2011.
Net Loss. Our net loss was $2.5 million for the nine months ended September 30, 2011 compared to a net loss of $12.2 million for the nine months ended September 30, 2010. Our net loss for the nine months ended September 30, 2011, was primarily due to unanticipated expenses in costs of revenues related to the introduction of our new Waterlase iPlus system and increased payroll and consulting expenses in our operating expenses to support our growing operations. The decrease in our net loss for the nine months ended September 30, 2011, when compared to the nine months ended September 30, 2010, was primarily due to our increased sales volumes.
Liquidity and Capital Resources
At September 30, 2011, we had approximately $11.2 million in working capital. Our principal sources of liquidity at September 30, 2011 consisted of approximately $5.8 million in cash and cash equivalents and $8.1 million of net accounts receivable. We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net cash flow provided by (used in):
Operating activities	$(11,302)	$(3,567)
Investing activities	(294)	(220)
Financing activities	15,633	3,063
Effect of exchange rate changes	26	(25)
Net increase (decrease) in cash and cash equivalents	$4,063	$(749)

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2011 was $11.3 million, compared to cash used in operating activities of $3.6 million during for the nine months ended September 30, 2010. Cash flow from operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Net cash used in working capital changes totaled $11.2 million for the nine months ended September 30, 2011, compared to net cash provided by working capital changes of $7.2 million for the prior year period. The most significant changes in operating assets and liabilities for the nine months ended September 30, 2011, as reported in our consolidated statements of cash flows, were increases of $4.8 million in accounts receivable (before the change in allowance for doubtful accounts) as a result of increased sales towards the end of the period and a $5.7 million decrease in customer deposits as we fully satisfied the remainder of both purchase orders with HSIC during the nine months ended September 30, 2011.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2011 consisted of $294,000 of capital expenditures. For the fiscal year ending December 31, 2011, we expect capital expenditures to total approximately $500,000, and depreciation and amortization to be approximately $750,000.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2011 was $15.6 million compared to $3.1 million provided by financing activities in the prior year period. Net cash provided by financing activities was derived from the offerings of our common stock pursuant to the 2010 Shelf Registration Statement ($8.8 million in net proceeds), the June 2011 Securities Purchase ($8.4 million in net proceeds) and $1.2 million in proceeds from the exercise of stock options and warrants. Net cash used in financing activities for the nine months ended September 30, 2011 consisted of $2.7 million used for the repayment of our outstanding balances under the Loan and Security Agreement and $130,000 used for the repurchase of 90,000 of the June 2011 Warrants. See “Overview” above.
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
Litigation and Contingencies
On July 28, 2011, we entered into a 36 month, cancellable operating lease, which will replace the current operating lease we have for our service vehicles. The new lease provides for a down payment of approximately $92,000 and future monthly payments of approximately $13,000 per month. The vehicles are expected to be delivered in November 2011.
For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2011, we are not involved in any material unconsolidated SPEs.
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
Date: November 10, 2011

BIOLASE TECHNOLOGY, INC., a Delaware Corporation (registrant)
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer (Principal Executive Officer)

By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)