Form 10-K
period 2011-12-31
BIOLASE TECHNOLOGY INC
filed 2012-03-13
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $153,404,960 based on the last sale price of common stock on June 30, 2011.

As of March 9, 2012, there were 30,548,205 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Overview

We are a medical technology company that develops, manufactures and markets lasers, and markets and distributes dental imaging equipment and other related products designed to improve technologies for applications and procedures in dentistry and medicine. Our dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications in a minimally invasive, biologically friendly manner. Our systems are designed to provide clinically superior performance for many types of dental procedures, with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the U.S. Food and Drug Administration (“FDA”) to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and other international markets.

We offer two categories of laser system products: (i) Waterlase systems and (ii) Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening. We believe that we are the world’s leading dental laser manufacturer and distributor and since 1998, we have sold approximately 8,700 Waterlase systems, including over 4,700 Waterlase MD and iPlus® systems, and more than 19,000 laser systems in total in over 60 countries. Other products currently under development address ophthalmology, dermatology, orthopedics, podiatry, and other medical and consumer markets.

We currently operate in a single reportable business segment. We had net revenues of $48.9 million, $26.2 million and $43.3 million in 2011, 2010 and 2009, respectively, and we had net losses of $4.5 million, $12.0 million and $3.0 million for the same periods.

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

Recent Developments

In January 2011, we introduced the Waterlase iPlus®, a powerful and intuitive dual wavelength all-tissue dental laser system. We believe the iPlus, is our most significant advancement in all-tissue laser technology since we introduced the Waterlase MD™ in 2005. The Waterlase iPlus received FDA 510(k) clearance in the United States in August 2010 and received European CE mark-approval in February 2011.

Building on our Diode product line, in February 2010, we introduced our new iLase® diode laser system which is a portable, battery-powered dental diode laser that provides minimally invasive solutions for common everyday soft tissue surgical and hygiene procedures. The iLase received European CE mark-approval in February 2010 and FDA 510(k) clearance in March 2010.

Also in 2010, we expanded the marketing of our Diolase 10™ diode laser to the physical therapy and sports medicine market by introducing our Deep Tissue handpiece. When we initially released the Diolase 10 and the accompanying Body Contour handpiece in 2009, we focused our sales efforts on the chiropractics market. Applications for the Diolase 10 include temporary pain relief, topical heating for temporary relief of minor muscle and joint pain and stiffness, temporary relief for insufficient local blood circulation and temporary muscle relaxation.

In July 2011, we introduced a line of dental imaging products under the Biolase DaVinci Imaging™ name, which enable dentists to better diagnose patients’ needs and plan appropriate treatments. This initial series of dental imaging systems includes 3D Cone Beam Computed Tomography (CBCT), portable digital x-ray, and intra-oral camera devices. In February 2012, we introduced NewTom Cone Beam 3D Imaging products, manufactured by Cefla S.C., which we will distribute in the United States and Canada. This NewTom product line will complement the Biolase DaVinci Imaging dental imaging devices and provide our dental customers a wider and more comprehensive choice of configurations, range of performance and price points. We are currently selling these products as a distributor under the manufacturer’s 510(k) clearances.

In February 2012, we introduced the Waterlase MDX™ line, a new product line of all-tissue lasers which expand the Company’s product offerings and complement the industry-leading Waterlase iPlus all-tissue dental laser system. Two models of the Waterlase MDX are available. The 8-watt Waterlase MDX 300 improves on Biolase’s time-tested Waterlase MD platform with an updated user interface, a new laser engine and a new lightweight and more flexible titanium fiber cable. The Waterlase MDX 450 increases the power output to 9-watts and cuts hard-tissue up to 70 percent faster than the Waterlase MDX 300.

On February 22, 2012, we entered into a definitive agreement (the “2012 Termination Agreement”) with Henry Schein, Inc. (“HSIC”), a leading U.S. dental product and equipment distributor and our former exclusive distributor in North America, to purchase the remaining inventory of Waterlase MD Turbo laser systems held by HSIC. The Waterlase MD product line, first launched in 2006, has been one of the most successful hard-and-all-tissue lasers in the history of dental lasers. We will use the repurchased equipment as a source of parts to service the large installed base of approximately 6,500 Waterlase MD Turbo laser systems. The 2012 Termination Agreement terminates and supersedes all prior agreements with HSIC. Upon the closing of the 2012 Termination Agreement, HSIC will release all liens on our assets, as all obligations of repayment related to the prepaid purchases were entirely fulfilled during 2011.

Industry Background

General

Dental procedures are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue.

A 2007 American Dental Association (“ADA”) Survey of Dental Services Rendered (the “ADA Study”) has estimated that more than 200 million hard tissue procedures are performed annually in the United States. Hard tissue procedures include cavity preparation, root canals and other procedures involving bone or teeth. The ADA study also indicated that more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include operations such as gum line alteration. According to statistics compiled in the ADA’s study, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists and the rest are performed by oral surgeons, endodontists, periodontists, and other specialists.

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

High Speed Drills. Most dentists use high speed drills for hard tissue procedures, such as preparing cavities for filling and gaining access for performing root canals or shaving and contouring oral bone tissue. Potentially adverse effects associated with drills include thermal heat transfer, vibration, pressure and noise. The cutting and grinding action of high speed drills can cause damage to the patient’s dental structure. The trauma caused to the surrounding tissues can lead to increased recovery times and the need for future crowns and root canals. Additionally, this grinding action of high speed drills may weaken the tooth’s underlying structure, leading to fractures and broken cusps. Procedures involving high-speed drills typically require anesthesia. Because many dentists do not recommend anesthetizing more than one or two quadrants of the mouth in a single session, patients may need to return several times to complete their treatment plan. Further, based on the results of several recent studies, autoclaving fails to completely decontaminate dental burs and approximately 15% of these “sterilized burs” carry pathogenic micro-organisms, which may be transferred from patient to patient.

Cutting Instruments. Soft tissue procedures, such as reshaping gum lines and grafting on new gum tissue, are typically performed by oral surgeons or periodontists using scalpels, scissors, and other cutting tools. Due to the pain and discomfort associated with procedures performed with these instruments, most soft tissue procedures require the use of local anesthetic which results in numbness and discomfort, and often require stitches. The use of scalpels, scissors, and other cutting tools typically cause bleeding, post-operative swelling, and discomfort. Bleeding can impair the practitioner’s visibility during the procedure, thereby reducing efficiency and is a particular problem for patients with immune deficiencies or blood disorders, and patients taking blood-thinning medications.

Film Radiography Equipment. Since the early twentieth century, dentists have relied on radiographic images produced by exposing photographic film to X-ray radiation as part of the examination and diagnosis of patients. These X-ray images can help reveal tooth decay, periodontal disease, bone loss, infections, hidden dental structures, abscesses or cysts, developmental abnormalities, some types of tumors, and other issues that might not be detected during a visual examination or upon probing with a handheld instrument. Due to the chemical development process required for film, however, this process is time-consuming, inefficient, and costly for dental offices, and not environmentally friendly. Mistakes in the development process can require retakes which expose patients to additional radiation. Film X-rays also restrict the abilities of doctors to enhance or further manipulate images for easier and more accurate analysis and treatment planning. Furthermore, one of the most critical limitations of film is that it is restricted to two-dimensional images, which can potentially lead to misdiagnosis.

Alternative Dental Instruments

Alternative technologies have been developed over the years to address the problems associated with traditional methods used in dentistry. Most alternatives have addressed either hard or soft tissue applications but not both. The predominant alternative technologies are discussed below.

Electrosurge Systems. Electrosurge systems use an electrical current to heat a shaped tip that simultaneously cuts and cauterizes soft tissue, resulting in less bleeding than occurs with scalpels. However, electrosurge is generally less precise than lasers and can damage surrounding tissue. Electrosurge is also not suitable for hard tissue procedures and, due to the depth of penetration, generally requires anesthesia and a lengthy healing process. Electrosurge generally cannot be used in areas near metal fillings and dental implants. Finally, electrosurge generally cannot treat patients with implanted pacemakers and defibrillators.

Traditional Laser Systems. More recently, lasers have gained acceptance for use in general and cosmetic dentistry. Most lasers used in dentistry have been adapted from other medical applications, such as dermatology, and are not designed to perform a wide range of common dental procedures. Most dental lasers use thermal energy to cut tissue and are used primarily for soft tissue procedures.

Our Solution

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical results and help reduce the trauma, pain, and discomfort associated with dental procedures. We also believe there is a large market opportunity for digital radiography systems that improve practice efficiency and accuracy of diagnosis, leading to superior treatment planning, increased practice revenue, and healthier outcomes for patients.

Our Waterlase systems precisely cut hard tissue and soft tissue with minimal or no damage to surrounding tissue and dental structure. Our Diode systems are designed to complement the Waterlase systems, and are used in soft tissue procedures, hygiene, and cosmetic applications. The Diode systems, together with our Waterlase systems, offer practitioners a broad product line with a range of features and price points.

The Biolase DaVinci Imaging and NewTom products are state-of-the-art digital radiography systems that provide both two- and three-dimensional X-ray images as well as intraoral color photographs that allow doctors to visualize and manipulate significantly more information than previously available with film, without the time delay of film development or cost associated with chemicals and the film itself. These imaging systems have been designed to produce the highest quality images while exposing patients to the least amount of radiation necessary.

A small percentage of dental professionals worldwide currently use lasers. Moreover, our laser systems are more expensive than traditional dental tools. However, we believe that the significant clinical advantages of our systems, patient benefits, the potential return on investment that our systems offer practitioners, and the options available to finance the purchase of our systems will enable us to continue to penetrate the dental market segment. Laser technologies with similar patient benefits have become standard of care in ophthalmology, dermatology, and other medical specialties. When combined with better information digital imaging, dental lasers will give the doctor the best treatment options to perform more procedures in a minimally invasive manner. This combination of lasers and digital imaging systems makes us the only company to offer high-technology solutions for the diagnosis, treatment planning, and delivery of treatment, in the most minimally invasive manner possible: the Biolase Total Technology Solution™.

We believe the demand for our systems will continue to expand as we increase awareness of the benefits to patients and dental professionals.

Benefits to Dental Professionals

•	Expanded range of procedures and revenue opportunities. Our laser systems often allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform with conventional methods, and which would typically be referred to a specialist. Our systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills, professional satisfaction, and revenues.

•

Additional procedures through increased information and efficiency. Our digital imaging systems allow dentists to diagnose and discover cases that they might not be able to detect with film images and/or two-dimensional images, thereby giving them the ability to offer more treatment options for patients. Our laser systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. We have FDA clearance for treatment protocols including Deep Pocket Therapy with New Attachment™ and subgingival calculus removal using the Waterlase System and the patented Radial Firing Perio Tip. This is a non-surgical alternative treatment for moderate to advanced gum disease, the leading cause for tooth loss for adults over 35 and a condition impacting more than half of Americans over age 55. In addition, the ezlase® system can be used to quickly perform tooth whitening with our proprietary whitening gel and to treat various indications of oral facial pain.

•	Increased loyalty and expanded patient base. We believe the improved patient comfort and convenience offered by our laser systems and the reduction in chair time and radiation exposure of our digital imaging systems will help improve patient retention, attract new patients, increase revenue per patient, increase demand for elective procedures, increase acceptance of treatment plans, and increase word-of-mouth referrals.

•	Fewer post-operative complications. By providing more complete and accurate information, our digital imaging systems make it possible for the doctor to determine the optimal diagnosis and treatment plan. Our laser systems can then be used to reduce trauma, swelling, and general discomfort of the patient, resulting in fewer post-operative complications that require follow up treatment. In addition, our laser systems effectively reduce the risk of cross-contamination that can occur with traditional dental tools. These factors make it possible for practitioners to devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•	Comfort. The Waterlase system is able to perform various types of dental procedures without causing the heat, vibration, microfractures, trauma, or pressure associated with traditional dental methods without cross-contamination. Further, in many cases procedures can be performed without the need for local anesthesia.

•	Convenience. Our Waterlase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit. Digital images are available almost immediately, so patients will not have to spend extra time in the dental chair waiting for film to be developed and doctors are more efficient.

•	Reduced trauma. The Waterlase system avoids the thermal heat transfer, vibration, and grinding action associated with high speed dental drills. As a result, our systems can result in less trauma, swelling, bleeding, and general discomfort to the patient.

•	Broader range of available procedures. Due to the improved comfort and convenience of our Waterlase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable, including osseous crown lengthening, periodontal surgeries, and numerous other procedures. Since digital images are displayed on computer monitors, doctors can make treatment planning a more personal experience with patients. We believe that this will lead to greater patient case acceptance.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market, to establish our laser systems as essential tools in dentistry, and to leverage our existing technology platform into other medical markets where it can provide significant improvements over existing standards of care. Our business strategy consists of the following key elements:

•

Increasing awareness of our laser systems among dental practitioners and patients. We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of Waterlase Dentistry. We plan to increase adoption of our laser systems by dental practitioners through our continued participation in key industry trade shows, the World Clinical Laser Institute® (“WCLI®”) (which we founded in 2002), dental schools, and other educational forums. We also intend to market our systems to dental practitioners through our laser specialists and advertising. We continue to explore marketing efforts aimed directly at patients.

•	Expanding sales and distribution capabilities. In the United States and Canada, we distributed our products directly to dental practitioners utilizing a direct sales force through August 2006. From September 2006 to September 2010, we distributed our products in North America exclusively through Henry Schein, Inc. (“HSIC”), a leading U.S. dental products and equipment distributor. In September 2010, we changed our relationship with HSIC from an exclusive to a non-exclusive distributor of our products in North America and once again sold directly to dental practitioners utilizing a direct sales force. In addition to our direct sales force in North America, we also have distribution agreements with various independent distributors to distribute our products in the United States, Canada, and various countries in Europe, Latin America, and the Pacific Rim. We are continuing to develop an infrastructure to support growth in sales and marketing both domestically and internationally. This infrastructure includes product management, information technology systems, and personnel to manage our sales force, compile sales and marketing data, and better serve our customers and non-exclusive distributors.

•	Expanding product platform and applications. We plan to expand our product line and product applications by developing product enhancements and new laser technologies including new products for use in the medical community. To this end, we launched the Diolase 10 in late 2009 for use in the medical specialty markets, including sports medicine, orthopedics, podiatry, physical therapy, and chiropractics. We also have an objective to increase our sales of disposable products that are used by dental practitioners when performing procedures using our dental laser systems. Additionally, we may strategically acquire complementary products and technologies. In February 2011, we established a new division, Biolase DaVinci Imaging, to distribute state-of-the-art extra-oral and intra-oral dental imaging devices. We began selling these imaging devices in the second half of 2011. Additionally, in early 2012, we began distributing the NewTom 3D CBCT which expands our imaging product line and offers customers a wider and more comprehensive choice of configurations and range of performance.

•	Expanding our Er,Cr:YSGG and 940 nm diode technologies into the medical field. Our Waterlase and Diode lasers and their delivery systems and accessories have applications in many other medical specialties, including ophthalmology, orthopedics, sports medicine, dermatology, and podiatry. We currently hold a strong patent position which is complemented by our FDA-cleared general indications for use of our lasers with ocular tissue. Our patented Er,Cr:YSGG Waterlase technology has the potential to address several areas in ophthalmology including dry eye, glaucoma, and presbyopia, as well as several other major medical applications in dermatology, cosmetic surgery, orthopedics, and urology. During 2011 we established a new subsidiary, Occulase, Inc., for the purpose of consolidating our ophthalmologic-specific intellectual property, which includes over 30 U.S. and international patents and pending patents, as we continue our efforts to expand in this area. We plan to commercialize or license these applications in the future and may use distribution partners or other strategic partnerships to enter into these markets.

•	Continuing high quality manufacturing and customer service. Our manufacturing operations are focused on producing high quality dental laser systems. We intend to continually develop and refine our manufacturing processes to increase both production efficiencies and product quality. We provide high quality maintenance and support services through our support hotline and dedicated staff of in-house and field service personnel. Additionally, we maintain a network of factory-trained service technicians to provide maintenance and support services to customers in markets outside North America.

•	Strengthening and defending technology leadership. We believe our proprietary Waterlase system and YSGG Laser technology represent significant advancements in dentistry. We will pursue the protection of our intellectual property rights by expanding our existing patent portfolio in the United States and internationally. We intend to strategically enforce our intellectual property rights worldwide.

Products

Our Waterlase Dentistry consists of two principal product lines: Waterlase systems and Diode systems. We developed the Waterlase and Diode systems through our own research and development, as well as intellectual property obtained through various acquisitions. During the second half of 2011, we introduced the Biolase DaVinci Imaging line of imaging products which enabled us to offer high quality digital diagnostic solutions to complement the minimally invasive dental treatment solutions offered by our Waterlase and Diode dental systems. In early 2012, we added the distribution of the NewTom CBCT which expanded our imaging product line and provides dental customers with a wider and more comprehensive choice of configurations and range of performance. The integration of our laser products with imaging offers dental professionals the Total Technology Solution which provides imaging capabilities for early diagnosis and minimally invasive treatment with our Waterlase iPlus and iLase laser technologies.

Waterlase systems. Our all-tissueWaterlase dental laser systems currently consist of the Waterlase iPlus, the Waterlase MD Turbo, and the Waterlase MDX 300 and 450, both introduced in February 2012. Each of these systems is designed around our patented YSGG Laser technology that refers to the unique laser crystal used in the Waterlase system, which contains the elements erbium, chromium and yttrium, scandium, gallium and garnet (Er, Cr: YSGG). This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of YSGG lasers with water to produce energy to cut tissue. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums or skin, without the heat, vibration, or pressure associated with traditional dental treatments. By eliminating heat, vibration, and pressure, our Waterlase systems reduce and, in some instances, eliminate the need for anesthesia and also result in faster healing times versus traditional methods of treatment.

The Waterlase systems incorporate an ergonomic handpiece and an extensive control panel located on the front of the system with precise preset functionality to control the mix of laser energy, air, and water, as well as the pulse rate. Each system also has been designed to be easily moved from operatory to operatory within a practice office.

The original Waterlase MD released in 2005 features white light-emitting diode (“LED”) handpiece illumination, a full color touch screen improving user friendliness (with a built in user “Help” system), a refined water spray that improves cutting, and a Windows CE operating system. In 2008, we introduced a new clinical procedure for endodontic root canal disinfection with radial firing tips. The Waterlase MD Turbo All-Tissue Dental Laser System was introduced in the first quarter of 2009 and increased the cutting speed compared to the original Waterlase MD. In 2009, we also obtained FDA clearance for a new treatment protocol called Deep Pocket Therapy with New Attachment using the Waterlase MD and the patented Radial Firing Perio Tip. This is a non-surgical alternative treatment for moderate to advanced gum disease, the leading cause of tooth loss for adults over 35 and a condition impacting more than half of Americans over age 55. The procedure assists in new attachment and subgingival calculus removal, and in most cases provides deep pocket treatments in a single visit without the use of a scalpel, stitches, or the conventional cutting of the gums. The Waterlase iPlus, introduced in January 2011, is our most advanced and powerful, yet most intuitive, dual-wavelength all-tissue dental laser system. It delivers all the benefits of our other Waterlases, but with more power, versatility, and ease of use, including and intuitive user interface and a significant increase in cutting speed that is comparable to a high speed drill. The Waterlase iPlus also incorporates the iLase wireless diode laser that can be utilized for unexpected soft-tissue cases in an adjacent treatment room, controlling bleeding, and temporary pain relief.

Diode systems. Our Diode laser systems in dentistry consist of the ezlase® and iLase®, semiconductor diode lasers to perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and temporary pain relief. Our ezlase system serves the growing markets of general, cosmetic, orthodontic, and hygienic procedures. The ezlase system was introduced in February 2007 with an award winning design, superior ergonomics, and performance characteristics over previous generations of diode lasers. It features a new pulse mode, ComfortPulse®, which allows the tissue to cool between pulses and reduces the need for anesthesia for many common procedures. Other features include a wireless foot pedal control, disposable single-use tips, a color touch screen activation with up to fifteen procedure based pre-sets, a whitening hand piece, a rechargeable battery pack, and a wall mount. We received FDA clearance for tooth whitening using the ezlase system in 2008. In February 2010, we introduced our new iLase diode laser system, the first wireless, affordable dental diode laser that provides minimally invasive solutions for the most common everyday soft tissue surgical and hygiene procedures. Featuring patent-pending finger switch activation, battery power, our unique 940 nm wavelength, and ComfortPulse® cutting modality, we believe the wireless and highly portable iLase is a perfect complement for every dental operatory. The iLase is FDA cleared in the United States and CE mark-approved.

Biolase DaVinci Imaging systems. Our imaging systems include our design and distribution of state-of-the-art extra-oral and intra-oral dental digital imaging devices. Our expansion into digital imaging systems enables us to offer high quality diagnostic solutions to complement the minimally invasive dental treatment solutions offered by our Waterlase and Diode dental systems. We now provide both high-precision intuitive diagnosis and treatment planning solutions, fundamental to the delivery of quality dentistry, together with truly advanced laser treatment solutions thereby delivering, we believe, the best biological and therapeutic results for dentists and patients. Our Biolase DaVinci Imaging systems include the D3D, a 3D Cone Beam Computed Tomography (CBCT), and portable digital x-ray and intra-oral camera devices. We are currently selling these products as a distributor under the manufacturer’s 510(k) clearance. The 3D CBCT device produces stable and high quality images — a critical feature in dental implant and oral surgery cases.

NewTom Cone Beam 3D Imaging Systems. The first CBCT system introduced to the dental market in 1996 was a NewTom. Since that time, the NewTom brand has been synonymous with providing the clearest, sharpest, and highest quality three-dimensional images. The NewTom VGi is a small-footprint CBCT system that offers medical grade imaging technology at a fraction of the cost and radiation exposure typically associated with medical CT equipment. In addition to producing up to 50% higher image resolution with medical grade rotating anode technology, its proprietary SafeBeam™ technology automatically adjusts radiation dosage to ensure patient safety.

Medical systems. Our Medical systems include the Diolase 10™ Diode Laser for which we received FDA 510(k) clearance in April 2009 to use in our ezlase platform for both dental and medical pain relief applications. In late 2009 we broadened our product scope to include the use of lasers in a variety of health care and therapeutic markets outside of dentistry. The Diolase 10 was launched with a patented handpiece for therapeutic applications, including temporary pain relief, topical heating for the purpose of temporarily relieving minor muscle and joint pain and stiffness, minor arthritis pain, muscle spasm, minor sprains and strains, and minor muscular back pain; temporarily increasing local blood circulation; and temporarily relaxing muscles. The Diolase 10 was our first strategic expansion into the medical market (which includes sports medicine, orthopedics, podiatry, physical therapy, and chiropractics). We initially focused on the chiropractic market and in 2010 we expanded into physical therapy and sports medicine and introduced the Deep Tissue Handpiece.

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase and Diode systems use disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers and hand pieces that dental practitioners will replace at some point after initially purchasing laser systems. For our ezlase system, we sell tooth whitening gel kits.

Warranties

Our Waterlase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one-year while our Diode systems warranty is for a period of up to two years from the date of sale to the end-user by us or a distributor. Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Our warranty covers parts and service for sales in our North American territories and parts only for international distributor sales. In North America, we sell service contracts to our end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished, or sold by parties not authorized by us, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products.

Insurance

We maintain product liability insurance on a claims-made-and-reported basis with a limit of $10 million per occurrence and $10 million in the aggregate for all occurrences. The insurance is subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product, and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, we cannot assure you that we will be able to obtain such insurance in the future on terms acceptable to us, or at all.

Manufacturing

Our strategy is to manufacture products in-house when it is efficient for us to do so. We currently manufacture, assemble, and test all of our products at our corporate headquarters facility in Irvine, California. The 57,000 square foot facility has approximately 20,000 square feet dedicated to manufacturing and warehousing. The facility is ISO 13485:2003 and AC:2007 certified. ISO 13485 certification provides guidelines for our quality management system associated with the design, manufacturing, installation, and servicing of our products. In addition, our U.S. facility is registered with the FDA and is compliant with the FDA’s Good Manufacturing Practice guidelines.

We use an integrated approach to manufacturing, including the assembly of tips, laser hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly, and testing. We obtain components and subassemblies for our products from third party suppliers, the majority of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. In general, we rely on these purchase orders and do not have written supply contracts with many of our key suppliers. Three key components used in our

Waterlase system: handpieces, laser crystals, and fiber components are each supplied by separate single-source suppliers. In recent years, we have not experienced material delays from the suppliers of these three key components. However, in the event that we experience an unexpected interruption from a single source supplier, manufacturing delays, re-engineering, significant costs, and sales disruptions could occur, any of which could have a material adverse effect on our operations. We are currently in the process of identifying and qualifying alternate source suppliers for our key components, including but not limited to those noted above. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us.

Marketing and Sales

Marketing

We currently market our laser systems in the United States and worldwide. Our marketing efforts are focused on increasing brand and specific product awareness among dental practitioners. We continue to explore methods to increase awareness of the benefits of our products by marketing directly to patients.

Dental Practitioners. We currently market our laser systems to dental practitioners through regional, national and international trade publications, educational events, individual meetings, the internet, and seminars. We also use brochures, direct mailers, press releases, posters, and other promotional materials, as well as print and electronic media news coverage. In 2010, we introduced the Biolase Store for online purchase of lasers, consumables, accessories, and service contracts in North America. In 2002, we founded the WCLI® to formalize our efforts to educate and train dental practitioners in laser dentistry. The WCLI® conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers, and academicians, including one, two, and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools, and laboratories which use our products in training and demonstrations. We believe these relationships will increase awareness of our products.

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

Sales

We currently sell our products primarily to dentists in general practice through our direct sales force and our distributor network. The majority of the dentists in the United States and the majority of our end-user customers are sole practitioners. We expect our laser systems to continue to gain acceptance among periodontists, endodontists, oral surgeons, and other dental specialists as they become better aware of the clinical benefits and new treatment options available through the use of our laser systems. Outside of the dental market, we expect that our initial sales of lasers will be to chiropractors, physical therapists, and other pain management specialists.

The following table summarizes our net revenues by category for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
Waterlase systems	$29,288	60%	$8,241	32%	$22,950	53%
Diode systems	9,172	19%	7,907	30%	8,813	20%
Imaging systems	238	0%	—	0%	—	0%
Consumables and service	5,177	11%	4,268	16%	5,718	13%
Warranty and training	4,544	9%	4,164	16%	4,656	11%

Products and services	48,419	99%	24,580	94%	42,137	97%
License fees and royalties	439	1%	1,645	6%	1,210	3%

Net revenue	$48,858	100%	$26,225	100%	$43,347	100%

International revenue accounts for a significant portion of our total revenue and accounted for approximately 33%, 36%, and 28% of our net revenue in 2011, 2010, and 2009, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
United States	$32,782	$16,900	$31,134
International	16,076	9,325	12,213

	$48,858	$26,225	$43,347

No individual country outside the United States represented more than 10% of sales during the years ended December 31, 2011, 2010, and 2009.

For financial information about our long-lived assets, see Note 2 and Note 9 to the Notes to the Consolidated Financial Statements—Summary of Significant Accounting Policies and —Segment Information.

North American Sales. Effective September 1, 2006, we commenced selling our products into the U.S. and Canadian markets exclusively through HSIC. As part of this agreement, HSIC purchased products from us at negotiated distributor pricing, and invoiced the customer directly at the customer’s purchase order price.

On September 23, 2010, we entered into a Distribution and Supply Agreement (the “D&S Agreement”) with HSIC, effective August 30, 2010, which terminated all prior agreements with HSIC. Under the D&S Agreement, we granted HSIC certain non-exclusive distribution rights in North America and several international markets with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for our products. The first purchase order, totaling $6 million, was for the purchase of iLase systems and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, was for the purchase of a combination of laser systems and was required to be fulfilled by August 25, 2011. The second purchase order was fully satisfied during the third quarter of 2011. The D&S Agreement also granted HSIC a security interest in our inventory and assets, including our intellectual property.

In February 2012, we entered into the “2012 Termination Agreement” with HSIC to purchase the remaining inventory of Waterlase MD Turbo laser systems held by HSIC. We will use the repurchased equipment as a source of parts to service the large installed base of approximately 6,500 Waterlase MD Turbo laser systems. This agreement terminates and supersedes all prior agreements with HSIC. Upon the closing of the 2012 Termination Agreement, HSIC will release all liens on our assets, as all obligations of repayment related to the prepaid purchases were entirely fulfilled during 2011.

International Sales. Through 2008, we sold products in Germany, Spain, Australia, and New Zealand through direct sales forces from our sales and service locations in those respective countries. In the first quarter of 2009, we transitioned sales in these countries from direct sales to distribution through HSIC and a network of other independent distributors. Our distributors purchase laser systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain their exclusivity. In 2011, we began selling our products directly to end users in Germany and other countries where we have non-exclusive distribution arrangements.

Customer Concentration. From 2007 through 2010, we were substantially dependent on our distributor, HSIC, for purchases of our products. For the years ended December 31, 2011, 2010 and 2009, sales to HSIC worldwide accounted for approximately 19%, 38%, and 75%, respectively, of our net sales. HSIC no longer distributes our products on an exclusive basis. Instead we distribute our products through our direct sales force and non-exclusive distributor relationships. However, our relationship with HSIC remains significant and they are our largest non-exclusive distributor in the U.S. and certain other countries.

Customer Service. We provide maintenance and support services through our support hotline, field and factory service technicians, and our network of factory-trained third-party service technicians. We currently provide maintenance and support services in the United States and Canada through our employee service technicians. We maintain a network of service technicians who provide maintenance and support services in all other countries where we do business. Our international distributors are responsible for providing maintenance and support services for products sold by them. We provide parts to distributors at no additional charge for products covered under warranty.

Financing Options. Many dentists finance their purchases through third-party leasing companies, banks, or lessors. In the United States and Canada, third-party customers enter into a lease with a lessor who purchases the product from us or one of our distributors. We are not party to these leases, so if the customer agrees to pay the lessor in installments, we do not bear the credit risk that the dentist might not make payments. The leasing companies and banks do not have recourse to us for a customer’s failure to make payments, nor do we have any obligation to take back the product at the end of the lease.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and product development group consists of approximately 11 individuals with medical device and laser development experience, including two Ph.Ds. During the years ended December 31, 2011, 2010, and 2009, our engineering and product development expenses totaled approximately $4.3 million, $3.8 million and $4.1 million, respectively. Our current engineering and product development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Some examples of the improvements we are pursuing for our dental lasers include faster cutting speed, ease of use, less need for anesthesia injections, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems.

We also devote engineering and development resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. We believe our laser technology and developments capabilities could be applicable in several other medical markets, including ophthalmology, orthopedics, podiatry, pain management, aesthetics/dermatology, veterinary, and consumer products.

In May 2010, we entered into a License Agreement (the “2010 P&G Agreement”) with Procter & Gamble Company (“P&G”), which replaced an existing license agreement between us and P&G (the “2006 P&G Agreement”). Pursuant to the 2010 P&G Agreement, we agreed to continue granting P&G an exclusive license to certain of our patents to enable P&G to develop products aimed at the consumer market and P&G agreed to pay royalties based on sales of products developed with such intellectual property. The prepaid royalty payments previously paid by P&G were applied to the new exclusive license period from January 1, 2009 through December 31, 2010. At this time, we had deferred royalty revenue totaling $1.9 million from the 2006 P&G Agreement. The 2010 P&G Agreement permitted us to recognize $1.5 million in royalty revenue for the year ended December 31, 2010 related to the 2009 and 2010 exclusivity period. As of December 31, 2010, $375,000 remained in long term deferred revenue. On June 28, 2011, we entered into an amendment to the 2010 P&G Agreement (the “2011 P&G Amendment”) which extended the effective period for the 2010 P&G Agreement from December 31, 2010 through June 30, 2011, and resulted in us recognizing the previously deferred $375,000 of revenue as royalty revenue during the quarter ended June 30, 2011.

The 2011 P&G Amendment also provided that effective July 1, 2011, P&G’s exclusive license to our patents converted to a non-exclusive license unless P&G paid us a license payment in the amount of $187,500 by the end of the third quarter of 2011, and at the end of each quarter thereafter, during the term of the 2010 P&G Agreement. As a result of P&G not making any payments to us in the third or fourth quarters ended during the year ended December 31, 2011, their license converted to a non-exclusive license. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

Intellectual Property and Proprietary Rights

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2011, we had 160 issued patents and 124 pending patent applications in the United States, Europe and other countries around the world. While we hold a variety of patents that cover a broad range of technologies and methods, approximately 70% of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories, which accounted for approximately 78%, 78%, and 87% of our net revenue in 2011, 2010, and 2009, respectively. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: 11 in 2012, five in 2013, four in 2014, and 21 in 2015, with the majority having expiration dates ranging from 2015 to 2032. With more than 124 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business.

There are risks related to our intellectual property rights. For further details on these risks, see Item 1A — “Risk Factors.”

Competition

We compete with a number of companies that market traditional dental products, such as dental drills, as well as other companies that market laser technologies in dental and other medical markets. In the domestic hard tissue dental market, we believe our Waterlase systems primarily compete with laser systems manufactured by Lares Dental Research, the U.S. distributor of Fotona d.d. In the international market, our Waterlase systems compete primarily with products manufactured by several companies, including Fotona d.d., KaVo Dental GmbH, Lambda SpA, J Morita Manufacturing Corp., Syneron Medical Ltd, and Deka Laser Technologies, Inc. Our Waterlase systems also compete with non-laser based systems, including traditional high and low-speed dental drills and air abrasion systems that are used for dental procedures.

Our Diode laser systems, including ezlase and iLase, compete with other semiconductor diode lasers manufactured by Ivoclar Vivadent, Inc., Sirona Dental Systems, Inc., KaVo Dental GmbH, AMD Lasers, LLC, (which was acquired by Dentsply, Inc. in July 2011) and Discus Dental, Inc. (which was acquired by Royal Philips Electronics in October 2010), as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. We also expect other domestic and foreign laser manufacturers to enter this segment in the future. Our new iLase was specifically designed to compete in this growing segment with key differentiating features and performance. Unlike the ezlase, none of the lasers in this category have FDA clearance for use in both pain management therapy and teeth whitening, in addition to a full range of soft tissue indications. Our ezlase system competes with other in-office whitening products and high intensity lights used by dentists, as well as teeth whitening strips and other over-the-counter products.

Traditional and commonly used cutting tools are less expensive for performing dental procedures. For example, a high speed handpiece or an electrosurge device, not including the cost of replacement disposables, can be purchased for less than $2,500 each. In addition, our systems are not designed to perform certain functions that high speed drills can perform, such as cutting metal fillings and certain polishing and grinding functions. Our systems are not intended to replace all of the applications of the high speed drill and a drill may be required for certain procedures.

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

Some of the manufacturers that develop competing laser systems have significantly greater financial, marketing, and/or technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to those performed by our laser systems.

Because of the large size of the potential market for our products, we anticipate that new or existing competitors may develop competing products, procedures, or clinical solutions which could prove to be more effective, safer, or less costly than procedures using our laser systems. The introduction of new products, procedures, or clinical solutions by competitors may result in price reductions, reduced margins, loss of market share, or may render our products obsolete.

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance, by filing a 510(k) pre-market notification, or PMA approval, by filing a Premarket Approval Application (“PMA”) from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

Class III devices are those devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the premarket approval process described below. Premarket approval applications, and supplemental premarket approval applications, are subject to significantly higher user fees under Medical Device User Fee and Modernization Act of 2002, or MDUFMA, than are 510(k) premarket notifications, and generally take much longer for the FDA to review.

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

A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption (“IDE”) application approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device eligible for certain exemptions from the IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the U.S.

In the future, we may be required to make additional 510(k) submissions to the FDA to address new claims, uses, or products. We cannot assure you that the FDA will not deem one or more of our future products, or those of our OEM partners, to be a Class III device subject to the more burdensome PMA approval process. The FDA also may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•	QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design control, testing, change control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling control and advertising regulations which include FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label uses or indications;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our future approved devices;

•	medical device reporting (“MDR”), regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws or regulations or other conditions under which the product was approved;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

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

The FDA also has the authority to request repair, replacement, or refund of the cost of any medical device manufactured or distributed by us. Our failure, or the failure of our subcontractors, to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our business, financial condition, and results of operations.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (“FTC”) and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fine, or criminal penalties. In that event, our reputation could be damaged and adoption of the products could be impaired.

We are also subject to regulation under the Radiation Control for Safety and Health Act of 1968 (the “Safety Act”), which is administered by the FDA. The Safety Act regulates the energy emissions of light and sound and electronic waves from electronic products. Regulations implementing the Safety Act require a laser manufacturer to file new product and annual reports; to maintain quality control, product testing, and sales records; to distribute product operation manuals; to incorporate certain design and operating features in lasers sold to end users; and to certify and label each laser sold to end users as one of four classes of lasers based on the level of radiation emitted from the laser. In addition, various warning labels must be affixed to the product and certain protective features must be installed, depending upon the class of product.

Foreign Regulation

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of some medical devices within the European Union. During this process, the sponsor must demonstrate compliance with the International Organization for Standardization’s manufacturing and quality requirements. We have received CE Marking for our Waterlase and Diode laser systems. We cannot assure you that we will be able to obtain necessary foreign government approvals or successfully comply with foreign regulations. Our failure to do so could hurt our business, financial condition, and results of operations.

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

Health Care Fraud and Abuse

In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes, or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Health Care Programs’ Anti-Kickback Law (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase order, or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General within the Department of Health and Human Services (“OIG”) has created statutory “exceptions” and regulatory “safe harbors.” Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law and the OIG or other government enforcement authorities will examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that parallel and implicate anti-kickback restrictions analogous to the federal anti-kickback law, but may apply regardless of whether any federal health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with dental and medical providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, physicians, dentists and others in a position to purchase or recommend our products.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: health care fraud and false statements related to health care matters. The health care fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and imprisonment.

The Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.

Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. Our risk of being found in violation of these laws is increased by the fact that some of these laws are broad and open to interpretation. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, financial condition, and results of operations.

Privacy and Security of Health Information

Numerous federal, state, and international laws and regulations govern the collection, use, and disclosure of patient-identifiable health information, including HIPAA. HIPAA applies to covered entities, which include most healthcare (including dental) facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We are not a covered entity but due to activities that we perform for or on behalf of covered entities, we are sometimes deemed to be a business associate of covered entities.

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

Numerous other federal and state laws protect the confidentiality of patient information, including state medical privacy laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity, and liability. Other countries also have, or are developing, laws governing the collection, use, and transmission of personal or patient information and these laws could create liability for us or increase our cost of doing business.

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

Because payments through the prospective payment system are based on predetermined rates and may be less than a provider’s actual costs in furnishing care, providers have incentives to lower their operating costs by utilizing products that will decrease labor or otherwise lower their costs. We cannot be certain that dental and medical service providers will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use. If providers cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, our business, financial condition, and results of operations could suffer.

Employees

At December 31, 2011, the Company employed approximately 184 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

At March 9, 2012, the executive officers of the Company were as follows:

Name	Age	Position

Federico Pignatelli	59	Chief Executive Officer, Executive Chairman of the Board

Frederick D. Furry	44	Chief Operating Officer and Chief Financial Officer

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

Frederick Furry has served as our Chief Financial Officer (“CFO”) since November 2010 and our Chief Operating Officer (“COO”) since October 2011. From July 2004 to December 2009, Mr. Furry served as an audit partner of Windes & McClaughry. Mr. Furry is a certified public accountant (inactive) and has significant experience working with manufacturing and high technology companies with more than 18 years with public accounting firms, including PricewaterhouseCoopers. He holds a master’s of business administration from the A. Gary Anderson Graduate School of Management at the University of California, Riverside.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase® , iLase® , iPlus® , WCLI®, World Clinical Laser Institute®, and Waterlase MD®, are registered trademarks of Biolase Technology, Inc., and Diolase™, HydroPhotonics™, LaserPal™, MD Gold™, Waterlase MD Turbo™, HydroBeam™, Occulase™ , Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™ , 2R™ , Intuitive Power™ , Comfortprep™ , Rapidprep™ , Bondprep™ , Intuitive Power™, Occulase iPlus™ ,Flavorflow™ Occulase MD™ , Epic Diode™ , Epic Diode Laser™ , Biolase Epic™ , Epic Laser™ , Epic™ , Dermalase™ , Deltalaser™ , Delta™ , iStarlaser™ , iStar™ , Biolase DaVinci Imaging™ , Oculase™ , Waterlase MDX™ , and Total Technology Solution™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

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

Risks Related to Our Revenue

Although our financial statements have been prepared assuming the Company will continue as a going concern, our management and our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2011, believe that our recurring losses from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of December 31, 2011.

Our audited financial statements for the fiscal year ended December 31, 2011, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs. We intend to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. However, we cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Continued global economic uncertainty and volatility in financial markets may continue to adversely affect our liquidity, operating results, and financial condition.

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

We have an accumulated deficit of approximately $109.2 million at December 31, 2011. We recorded net losses of approximately $4.5 million, $12.0 million, and $3.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in the development of our products, the expansion of our sales and marketing activities and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. We expect that substantial capital will be required to expand our operations and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings, which may dilute the percentage ownership of existing holders of common stock and which may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock thereby resulting in dilution to our existing stockholders. If we raise additional funds through debt financing, we may be subject to debt covenants which could place limitations on our operations. We may not be able to raise additional capital on reasonable terms, or at all, or we may use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

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

We rely on exclusive and non-exclusive independent distributors, including HSIC, for a declining portion of our sales in North America and a majority of our sales in countries outside of the United States and Canada. For the fiscal years ended December 31, 2011, 2010, and 2009 revenue from distributors accounted for approximately 42%, 60% and 85% of our total net revenue, respectively. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our current distributors and developing relationships with new distributors. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, our revenues could decline significantly.

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

Factors that may inhibit adoption of laser technologies by dentists include cost and concerns about the safety, efficacy and reliability of lasers. In order to invest in a Waterlase system, a dentist generally needs to invest time to understand the technology, consider how patients may respond to the new technology, assess the financial impact the investment may have on the dentist’s practice and become comfortable performing procedures with our products. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser system. Dentists may not accept or adopt our products until they see additional clinical evidence supporting the safety and efficiency of our products or recommendations supporting our laser systems by influential dental practitioners. In addition, economic pressure, caused, for example, by an economic slowdown, changes in healthcare reimbursement or by competitive factors in a specific market, may make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend on the recommendations of dentists and specialists, as well as other factors, including without limitation, the relative effectiveness, safety, reliability and comfort of our systems as compared to other instruments and methods for performing dental procedures. The failure of dental lasers to achieve broad market acceptance would limit sales of our products and have an adverse effect on our business and results of operations.

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

We expect that the rapid technological changes occurring in the healthcare industry may lead to the entry of new competitors, particularly if dental and medical lasers gain increasing market acceptance. If we do not compete successfully, our revenue and market share may decline.

Our long-term success depends upon our ability to (i) distinguish our products through improving our product performance and pricing, protecting our intellectual property, continuously improving our customer support, accurately timing the introduction of new products, and developing sustainable distribution channels worldwide; and (ii) develop and successful commercialize new products, new or improved technologies, and additional applications for our existing dental and medical lasers.

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

Section 382 of the Internal Revenue Code (“IRC”) of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by IRC Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2011, approximately $68.0 million of net operating loss carryforwards were available to us for federal income tax purposes. A detailed analysis will be required at the time we begin utilization of any net operating losses to determine if there is an IRC Section 382 limitation. In addition, any ownership changes qualifying under IRC Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture and market products for human use, we must comply with regulations and safety standards set by the FDA and comparable state and foreign agencies. Regulations adopted by the FDA are wide ranging and govern, among other things, product design, development, manufacture and control testing, labeling control, storage, advertising and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action which may include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing and marketing products and services necessary for us to remain competitive.

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

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, President Obama signed health care reform legislation into law that will require most individuals to have health insurance, establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures. In general, an expansion in government’s role in the U.S. health care industry may lower reimbursements for our products or the procedures for which our products are used, reduce demand for innovative products, reduce volumes for dental and medical procedures and adversely affect our business and results of operations, possibly materially. In addition, as a result of the focus on health care reform in connection with the 2012 presidential election, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels.

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

We are directly or indirectly, through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

•	the Federal Food, Drug, and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of prescription drugs and medical devices;

•	state food and drug laws;

•	the federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either;

•	the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

•	federal provisions of HIPAA that established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services;

•	federal and state false claims laws that prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent;

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Anti-Kickback Law and the Stark Law, which may not be limited to government reimbursed items; and

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection.

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

We currently handle a significant portion of the marketing, distribution, and sales of our products. We also utilize our relationships with domestic and international distributors to market, distribute, and sell our products. We face significant challenges and risks in expanding, training, managing, and retaining our sales and marketing teams, including managing geographically dispersed operations. We rely on independent distributors to market and sell our products in a number of countries outside of the United States. These distributors may not commit the necessary resources to effectively market and sell our products, and they may terminate their relationships with us at any time with limited notice. If we are unable to expand our sales and marketing capabilities domestically and internationally, or if the relationship with our distribution partners does not produce the expected results, we may not be able to effectively commercialize our products, which could harm our business and cause the price of our common stock to decline.

We may incur problems in manufacturing our products which may harm our business.

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes, and quality systems, and the manufacture of our laser systems must comply with FDA regulations governing facility compliance, quality control, and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we may expend significant resources in obtaining, maintaining and remedying our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s QSR and other regulatory requirements. We have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business could be harmed.

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

The sale of dental and medical devices involves the risk of product liability claims against us. Claims could exceed our product liability insurance coverage limits. Our insurance policies are subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, there is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Regardless of merit or eventual outcome, any product liability claim brought against us could result in harm to our reputation, decreased demand for our products, costs related to litigation, product recalls, loss of revenue, an increase in our product liability insurance rates, or the inability to secure coverage in the future, and may cause our business to suffer.

Our suppliers may not supply us with a sufficient amount of materials and components or materials and components of adequate quality.

We frequently do not use written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends, in part, on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber, and hand pieces used in our Waterlase systems are each supplied by a separate single supplier. Our dependence on single-source suppliers involves several risks, including limited control over pricing, availability, quality, and delivery schedules. If any one or more of our single-source suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our business efforts and adversely affect our ability to generate sales. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2011, 2010, and 2009, international sales accounted for approximately 33%, 36%, and 28% of our net revenue, respectively. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, including among others:

•	adverse changes in tariffs and trade restrictions;

•	political, social and economic instability and increased security concerns;

•	fluctuations in foreign currency exchange rates;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards;

•	transportation delays and difficulties of managing international distribution channels;

•	reduced protection for our intellectual property in some countries;

•	difficulties in obtaining domestic and foreign export, import, and other governmental approvals, permits and licenses, and compliance with foreign laws;

•	the imposition of governmental controls;

•	unexpected changes in regulatory or certification requirements;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences and the complexities of foreign value-added tax systems.

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

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. If our quarterly revenue or operating results fall below the expectations of investors, analysts or our previously stated financial guidance, the price of our common stock could decline substantially. Other factors that might cause quarterly fluctuations in our revenue and operating results include the following:

•	variation in demand for our products, including seasonality;

•	our ability to research, develop, market, and sell new products and product enhancements in a timely manner;

•	our ability to control costs;

•	our ability to control quality issues with our products;

•	regulatory actions that impact our manufacturing processes;

•	the size, timing, rescheduling, or cancellation of orders from distributors;

•	the introduction of new products by competitors;

•	the length of and fluctuations in sales cycles;

•	the availability and reliability of components used to manufacture our products;

•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	legal expenses, particularly related to litigation matters;

•	general economic conditions including the availability of credit for our existing and potential customer base to finance purchases;

•	the mix of our domestic and international sales and the risks and uncertainties associated with international business;

•	costs associated with any future acquisitions of technologies and businesses;

•	limitations on our ability to use net operating loss carry-forwards under the provisions of IRC Section 382 and similar state laws;

•	developments concerning the protection of our intellectual property rights;

•	catastrophic events such as hurricanes, floods, and earthquakes, which can affect our ability to advertise, sell, and distribute our products, including through national conferences held in regions in which these disasters strike; and

•	global economic, political, and social events, including international conflicts and acts of terrorism.

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

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, and insurance coverage. Some of these lawsuits include claims for punitive as well a compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures. In addition, developments in legal proceedings in any given period may require us to record loss contingency estimates in our financial statements, which could adversely affect our results of operations in any period.

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

We are highly dependent on our senior management, especially Federico Pignatelli, our Chief Executive Officer, Fred Furry, our Chief Financial Officer and Chief Operating Officer, and other key officers. We are also heavily dependent on our engineers and sales and marketing personnel and other highly skilled technical personnel. Our success will depend on our ability to retain our current management, engineers and marketing and sales team and other technical personnel and to attract and retain qualified like personnel in the future. Competition for senior management, engineers, marketing and sales personnel and other specialized technicians is intense and we may not be able to retain our personnel. The loss of the services of members of our key personnel could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our officers may terminate their employment at any time without notice for any reason.

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

Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired companies, personnel, products, and other assets into our existing business;

•	delays in realizing the benefits of the acquired company, product, or other assets;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated; and

•	Difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize expenses and acquired assets. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance, and product liabilities that we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, financial condition, and result of operations.

If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes Oxley Act of 2002, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.

In addition, pursuant to Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), we are required to evaluate and provide a management report of our systems of internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. The market price and volume of our common stock may fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors. Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on our stock market price, many of which we cannot control. These include but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions;

•	sales of stock by us or members of our management team, our Board of Directors, or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding convertible securities or the future grant of equity by us.

You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding options and warrants issued as incentive compensation for services performed by employees, directors, consultants and others or the grant of future equity awarded by us. As of December 31, 2011, an aggregate of 6,950,000 shares of common stock were reserved for future issuance under our equity incentive plan, 3,858,000 of which were subject to options outstanding as of that date at a weighted average exercise price of $3.75 per share. In addition, as of December 31, 2011, 767,974 shares of our common stock were subject to warrants at a weighted average exercise price of $6.16 per share. Of the 3,858,000 outstanding stock options at December 31, 2011, 2,060,000 stock options were exercisable. To the extent that outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders. We also expect to issue additional shares of our equity securities to raise capital. During 2011, we sold approximately 2.5 million shares of common stock through a controlled equity offering for gross proceeds totaling approximately $9.3 million. We also sold an aggregate of 1.6 million shares in a private placement for gross proceeds totaling approximately $9 million. Our Board of Directors declared a 1% stock dividend in each of the four quarters in 2011 which resulted in the issuance of 1,165,715 shares.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company and reduce the market price of our stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board of Directors to issue up to 500,000 shares of “blank check” preferred stock. As a result, without further stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” generally means(subject to certain exceptions as described in the Delaware General Corporation Law) someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years.

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

Our Board of Directors may from time to time declare, and we may pay, cash dividends on our outstanding shares of common stock in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In the event our Board of Directors declares any cash dividends, there is no assurance with respect to the amount, timing, or frequency of any such dividends.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2011, we owned or leased a total of approximately 77,000 square feet of space worldwide. We lease our corporate headquarters and manufacturing facility which consists of approximately 57,000 square feet in Irvine, California. Our lease expires on April 20, 2015. We also own a 20,000 square foot manufacturing and administrative facility in Floss, Germany. See Note 3 to the Notes to the Consolidated Financial Statements — Property, Plant, and Equipment, Net.

We believe that our current facilities are sufficient for the current operations of our business and we believe that suitable additional space in various applicable local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings

We disclose material loss contingencies deemed to be reasonably possible and accrue for loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

In the normal course of business, we are subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to us from these matters, individually and in the aggregate, would not be material to our financial condition, results of operations or cash flows. However, there can be no assurance with respect to such results, and monetary liability or financial impact to us from these other matters could differ materially from those projected.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BLTI.”

The following table sets forth the high and low sale prices for our common stock for the periods indicated:

	September 30,	September 30,
	Price Range
	High	Low
Fiscal 2011:
First Quarter	$5.39	$1.45
Second Quarter	$6.92	$3.97
Third Quarter	$5.65	$2.14
Fourth Quarter	$3.90	$2.27
Fiscal 2010:
First Quarter	$2.46	$1.55
Second Quarter	$2.06	$1.37
Third Quarter	$1.55	$0.61
Fourth Quarter	$1.99	$1.17

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of March 9, 2012, the closing price of our common stock on the NASDAQ Capital Market was $2.54 per share, and the number of stockholders of record was 176. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We currently intend to retain our available funds from earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Stock dividends are discussed quarterly by our Board of Directors and management. The actual declaration of future stock dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors after its review of our financial performance, expected future operations and earnings and any other factors as our Board of Directors may deem relevant. Our dividend policy may be changed at any time, and from time to time, by our board of directors.

The following table sets forth certain information relating to our stock dividends declared during 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Declaration Date	Record Date	Payment Date	Dividend per Share	Number of Shares Outstanding (1)	Total Stock Dividends Declared (1)
	(in thousands, except per share data)
Calendar year 2011	Nov. 11, 2011	Nov. 25, 2011	Dec. 5, 2011	1%	30,635,756	306,782
	Aug. 18, 2011	Aug. 29, 2011	Sept. 15, 2011	1%	30,283,112	303,866
	May 31, 2011	Jun. 10, 2011	Jun. 30, 2011	1%	29,845,323	283,656
	Mar. 10, 2011	Mar. 15, 2011	Mar. 31, 2011	1%	27,778,313	271,411
Calendar year 2010

None

(1)	All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of these stock dividends.

In March 2012, the Board of Directors adopted a 2% annual stock dividend policy for 2012 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 30, 2012 to stockholders of record on March 15, 2012. Although the Board expressed its desire to continue to declare stock dividends in each quarter, the March Stock Dividend was deemed to be a special dividend and there is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

Stock Repurchase Program

On August 10, 2011, we announced that our Board of Directors had authorized a stock repurchase program, pursuant to which we may repurchase up to an aggregate of 2,000,000 shares of our outstanding common stock. The stock repurchase program became effective on August 12, 2011. We expect to fund the stock repurchase program with existing cash and cash equivalents on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Repurchases of our common stock may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions or block transactions. We have no obligation to repurchase shares under the stock repurchase program, and the timing, actual number and value of the shares that are repurchased will be at the discretion of our management and will depend upon a number of considerations, including the trading price of our common stock, general market conditions, applicable legal requirements and other factors. The stock repurchase program will expire on August 12, 2013, unless the program is completed sooner, suspended, terminated, or otherwise extended. During the quarter ended December 31, 2011, we repurchased 100,500 shares of our common stock at an average price of $2.68 per share pursuant to the stock repurchase program.

The table below provides information regarding shares purchased through our stock repurchase program during the quarter ended December 31, 2011.

Issuer Purchases of Equity Securities

	September 30,	September 30,	September 30,	September 30,
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
10/1/2011 – 10/31/2011	—	—	—	—
11/1/2011 – 11/30/2011	—	—	—	—
12/1/2011 – 12/31/2011	100,500	$2.68	100,500	1,899,500
Total	100,500	$2.68	100,500	1,899,500

(1)	All share repurchases were completed pursuant to the share repurchase plan approved by our Board of Directors on August 10, 2011, which such plan permits us to repurchase, subject to the terms of the plan, up to an aggregate of 2,000,000 shares of our outstanding common stock prior to the plan’s expiration on August 12, 2013.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filings.

The following stock performance graph below compares the cumulative total stockholder return for Biolase Technology, Inc. on $100 invested, assuming the reinvestment of all dividends, on December 31, 2006, the last trading day before our 2007 fiscal year, through the end of fiscal 2011 with the cumulative total return on $100 invested for the same period in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index.

ASSUMES $100 INVESTED ON DECEMBER 31, 2006

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDED DECEMBER 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2006	2007	2008	2009	2010	2011

Biolase Technology, Inc.	$100.00	$26.97	$17.03	$21.83	$20.00	$30.56
NASDAQ Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Medical Equipment	100.00	136.67	74.41	101.38	108.94	122.28

Item 6.	Selected Financial Data

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$48,858	$26,225	$43,347	$64,625	$66,889
Cost of revenue(1)	27,540	17,400	23,285	31,963	32,364

Gross profit	21,318	8,825	20,062	32,662	34,525

Operating expenses:
Sales and marketing(1)	13,075	9,938	11,041	22,040	26,648
General and administrative(1)	7,936	6,557	7,835	12,006	10,941
Engineering and development(1)	4,311	3,790	4,146	5,580	5,104
Patent infringement legal settlement(2)	—	—	—	1,232	—
Impairment of intangible asset(3)	—	—	—	232	—
Impairment of property, plant and equipment (4)	—	35	—	355	—
Restructuring charge(5)	—	—	—	—	802

Total operating expenses	25,322	20,320	23,022	41,445	43,495

Loss from operations	(4,004)	(11,495)	(2,960)	(8,783)	(8,970)
Non-operating (loss) income	(393)	(468)	123	(225)	1,853

Loss before income taxes	(4,397)	(11,963)	(2,837)	(9,008)	(7,117)
Income tax provision	89	58	119	121	163

Net loss as reported	$(4,486)	$(12,021)	$(2,956)	$(9,129)	$(7,280)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Net loss from operations per share:
Basic	$(0.14)	$(0.45)	$(0.12)	$(0.35)	$(0.36)
Diluted	$(0.14)	$(0.45)	$(0.12)	$(0.35)	$(0.36)
Net loss per share:
Basic	$(0.15)	$(0.47)	$(0.12)	$(0.36)	$(0.29)
Diluted	$(0.15)	$(0.47)	$(0.12)	$(0.36)	$(0.29)

Shares used in computing net loss per share:
Basic	29,273	25,616	25,448	25,343	25,019
Diluted	29,273	25,616	25,448	25,343	25,019

Consolidated Balance Sheet Data*:
Working capital (deficit)	$9,044	$(5,717)	$5,250	$5,023	$10,993
Total assets	$29,807	$18,147	$22,177	$35,708	$44,308
Long-term liabilities	$956	$1,534	$3,086	$2,547	$3,034
Stockholders’ equity (deficit)	$12,569	$(3,047)	$7,929	$9,390	$16,491

(1)	2011, 2010, and 2009 include $1.5 million, $727,000, and $1.4 million, respectively, in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative, and engineering and development expenses.

(2)	Relates to cash payment made in connection with the intellectual property portfolio of Diodem, LLC, (“Diodem”), which was acquired in January 2005 as part of a litigation settlement with the owners of Diodem.

(3)	Relates to the write-off of the Diolase trade name during the year ended December 31, 2008.

(4)	In December 2008, we wrote down the value of our land and building in Germany by $355,000 to reflect the market value of the asset. In 2010, the land and building was written down by an additional $35,000.

(5)	In connection with the terminations resulting from our 2007 restructuring, we recognized $802,000 of severance and severance related costs.

*	Certain amounts have been reclassified to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item 1A of this Report, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

Overview

We are a medical technology company that develops, manufactures, and markets lasers, and markets and distributes dental imaging equipment and other related products designed to improve technologies for applications and procedures in dentistry and medicine. Our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the FDA to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and various other international markets. Since 1998, we have sold approximately 8,700 Waterlase systems, including over 4,700 Waterlase MD and iPlus systems, and more than 19,000 laser systems in over 60 countries.

We offer two categories of laser system products: Waterlase systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening.

In August 2006, we entered into a License and Distribution Agreement with HSIC, a large distributor of healthcare products to office-based practitioners, pursuant to which we granted HSIC the exclusive right to distribute our complete line of dental laser systems, accessories and services in the United States and Canada.

On September 23, 2010, we entered into the D&S Agreement with HSIC, effective August 30, 2010, which terminated all prior agreements with HSIC. Under the D&S Agreement, we granted HSIC certain non-exclusive distribution rights in North America and several international markets with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for our products. The first purchase order, totaling $6 million, was for the purchase of iLase systems and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, was for the purchase of a combination of laser systems and was required to be fulfilled by August 25, 2011. The second purchase order was fully satisfied during the third quarter of 2011. The D&S Agreement also granted HSIC a security interest in our inventory and assets, including our intellectual property.

In February 2012, we entered into the “2012 Termination Agreement” with HSIC, to purchase the remaining inventory of Waterlase MD Turbo laser systems held by HSIC. This agreement terminates and supersedes all prior agreements with HSIC. On the closing date, HSIC will release all liens on our assets, an action which will give us greater financial options, including obtaining debt facilities. In addition, it will allow us to have greater control over the distribution of our products which we expect will allow us to have greater visibility into our operations on a quarterly basis.

In May 2010, we entered into a License Agreement (the “2010 P&G Agreement”) with Procter & Gamble Company (“P&G”), which replaced an existing license agreement between us and P&G (the “2006 P&G Agreement). Pursuant to the 2010 P&G Agreement, we agreed to continue granting P&G an exclusive license to certain of our patents to enable P&G to develop products aimed at the consumer market and P&G agreed to pay royalties based on sales of products developed with such intellectual property. The prepaid royalty payments previously paid by P&G were applied to the new exclusive license period from January 1, 2009, through December 31, 2010. At this time, we had deferred royalty revenue totaling $1.9 million from the 2006 P&G Agreement. The 2010 P&G Agreement permitted us to recognize $1.5 million in royalty revenue for the year ended December 31, 2010 related to the 2009 and 2010 exclusivity period. As of December 31, 2010, $375,000 remained in long term deferred. On June 28, 2011, we entered into an amendment to the 2010 P&G Agreement (the “2011 P&G Amendment”) which extended the effective period for the 2010 P&G Agreement from December 31, 2010 through June 30, 2011, which resulted in us to recognizing the previously deferred $375,000 of revenue as royalty revenue during the quarter ended June 30, 2011.

The 2011 P&G Amendment also provided that effective July 1, 2011, P&G’s exclusive license to our patents converted to a non-exclusive license unless P&G paid us a license payment in the amount of $187,500 by the end of the third quarter of 2011, and at the end of each quarter thereafter, throughout the term of the 2010 P&G Agreement. As a result of P&G not making any payments to us in the third or fourth quarters during the year ended December 31, 2011, their license converted to a non-exclusive license. We are currently engaged an active collaboration with P&G to commercialize a consumer product utilizing.

We have suffered recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2011. Our inability to generate cash from operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from our inability to continue as a going concern.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through multiple distributors; establish profitable operations through increased sales and reduced operating expenses; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs.

We intend to increase sales by increasing our product offerings, by expanding our direct sales force and our distributor relationships both domestically and internationally. In connection with this strategy, we intend to provide assistance to our domestic and international distribution partners to maximize revenue. However, we cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition. From September 2006 through August 2010, we sold our products in North America through an exclusive distribution relationship with HSIC. Effective August 30, 2010, we began selling our products in North America directly to customers through our direct sales force and through non-exclusive distributors, including HSIC. We sell our products internationally through exclusive and non-exclusive distributors as well as direct to customers in certain countries. Sales are recorded upon shipment from our facility and payment of our invoices is generally due within 90 days or less. Internationally, we sell products through independent distributors, including HSIC in certain countries. We record revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, effective January 1, 2011, we apply the relative selling price method, which requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This requires us to use estimated selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”), if available, (ii) third-party evidence if vendor-specific objective evidence is not available, and (iii) estimated selling price if neither vendor-specific nor third-party evidence is available. VSOE is determined based on the value we sell the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement, typically within six months from date of sale. The adoption of the relative selling price method does not significantly change the value of revenue recognized.

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

Extended warranty contracts, which are sold to our non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contract, which is typically one year.

For sales transactions involving used laser trade-ins, we recognize revenue for the entire transaction when the cash consideration is in excess of 25% of the total transaction. We value used lasers at their estimated fair market value at the date of receipt.

We recognize revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. We estimate and recognize the amount earned based on historical performance and current knowledge about the business operations of our licensees. Historically, our estimates have been consistent with amounts historically reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period.

From time to time, we may offer sales incentives and promotions on our products. We recognize the cost of sales incentives at the date at which the related revenue is recognized as a reduction in revenue, increase in cost of revenue, or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.

Accounting for Stock-Based Payments. We recognize compensation cost related to all stock-based payments based on the grant-date fair value.

Valuation of Accounts Receivable. We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service, and finance personnel. The review process evaluates all account balances with amounts outstanding 90 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2011 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost. Waterlase systems sold domestically are covered by a warranty against defects in material and workmanship for a period of one year while our Diode systems warranty period is for two years from date of sale by us or the distributor to the end-user. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Our overall accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

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

Income Taxes. Based upon our operating losses during 2011 and 2010 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2011 will not be realized in the near term, excluding a portion of the foreign deferred tax assets totaling approximately $11,000. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $33.8 and $34.3 million as of December 31, 2011 and 2010, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash, accounts receivable, accounts payable, and other accrued expenses, approximate fair value because of the short maturity of these items. Financial instruments consisting of short term debt approximate fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

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

Money market securities. Money market securities are cash equivalents, which are included in cash and cash equivalents, and consist of highly liquid investments with original maturities of three months or less. We use quoted active market prices for identical assets to measure fair value. We had no investments at December 31, 2011 or 2010.

Results of Operations

The following table sets forth certain data from our operating results for each of the years ended December 31, 2011, 2010 and 2009, expressed as percentages of revenue:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	56.4	66.3	53.7

Gross profit	43.6	33.7	46.3

Operating expenses:
Sales and marketing	26.8	37.9	25.5
General and administrative	16.2	25.0	18.0
Engineering and development	8.8	14.5	9.6
Impairment of property, plant and equipment	—	0.1	—

Total operating expenses	51.8	77.5	53.1

Loss from operations	(8.2)	(43.8)	(6.8)
Non-operating (loss) income, net	(0.8)	(1.8)	0.3

Loss before income taxes	(9.0)	(45.6)	(6.5)
Income tax provision	0.2	0.2	0.3

Net loss	(9.2)%	(45.8)%	(6.8)%

The following table summarizes our net revenues by category for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009

Waterlase systems	$29,288	60%	$8,241	32%	$22,950	53%
Diode systems	9,172	19%	7,907	30%	8,813	20%
Imaging systems	238	0%	—	0%	—	0%
Consumables and service	5,177	11%	4,268	16%	5,718	13%
Warranty and training	4,544	9%	4,164	16%	4,656	11%

Products and services	48,419	99%	24,580	94%	42,137	97%
License fees and royalty	439	1%	1,645	6%	1,210	3%

Net revenue	$48,858	100%	$26,225	100%	$43,347	100%

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Net Revenue. Net revenue for the year ended December 31, 2011 (“Fiscal 2011”) was $48.9 million, an increase of $22.7 million, or 87%, as compared with net revenue of $26.2 million for the year ended December 31, 2010 (“Fiscal 2010”). Domestic revenues were $32.8 million, or 67% of net revenue, for Fiscal 2011 compared to $16.9 million, or 64% of net revenue, for Fiscal 2010. International revenues for Fiscal 2011 were $16.1 million, or 33% of net revenue compared to $9.3 million, or 36% of net revenue for Fiscal 2010.

Laser system net revenues (Waterlase and Diode systems combined) increased by approximately $22.3 million, or 138%, in Fiscal 2011 compared to Fiscal 2010. Sales of our Waterlase systems increased $21.0 million, or 255%, in Fiscal 2011 compared to Fiscal 2010 primarily due to the Company’s return to a direct and multi-distributor sales model in North America and sales of the Waterlase iPlus system after its introduction in early 2011. Sales of our Diode systems increased $1.3 million, or 16%, in Fiscal 2011 compared to Fiscal 2010. The increase resulted primarily from volume sales of the ilase system and increased direct sales of our ezlase system.

Imaging system net revenue was $238,000 in Fiscal 2011. We did not sell any Imaging Systems prior to Fiscal 2011.

Consumables and service net revenue, which includes consumable products and service revenue, increased approximately $909,000, or 21%, for Fiscal 2011, as compared to Fiscal 2010. This increase in consumable and service net revenue is primarily a result of selling our products in North America directly to consumers and through non-exclusive distributor arrangements (rather than exclusively through a single distributor) and the launch of our Biolase Store in late 2010.

Warranty and training revenue, which includes advanced training programs, extended service contracts, and shipping revenue, increased by approximately $380,000, or 9%, for Fiscal 2011, as compared to Fiscal 2010, primarily from selling our products and related warranties and training in North America directly to consumers and through non-exclusive distributor arrangements (rather than exclusively through a single distributor).

License fees and royalty revenue decreased approximately $1.2 million to approximately $439,000 in Fiscal 2011 compared to $1.6 million in Fiscal 2010. The decrease resulted primarily from the recognition of $1.5 million of deferred P&G royalties in Fiscal 2010 as compared to the recognition of $375,000 of deferred P&G royalties in Fiscal 2011.

Cost of Revenue. Cost of revenue in Fiscal 2011 increased by $10.1 million, or 58%, to $27.5 million, compared with cost of revenue of $17.4 million in Fiscal 2010. This increase is primarily attributable to increases in sales. Although cost of revenue increased in Fiscal 2011 on an absolute basis as compared to Fiscal 2010, cost of revenue actually decreased when expressed as a percentage of net revenues, from 66% of net revenues for Fiscal 2010 to 56% of net revenues for Fiscal 2011, due to improved overhead absorption on increased sales volumes.

Gross Profit. Gross profit for Fiscal 2011 was $21.3 million, or 44% of net revenue, an increase of $12.5 million, as compared with gross profit of $8.8 million, or 34% of net revenue, for Fiscal 2010. The increase was primarily due to higher sales volumes, better utilization of fixed costs, and reduced expenses. These factors were partially offset by strategic price concessions to luminaries and key opinion leaders in the dental field, increased costs related to the launch of the Waterlase iPlus system, the decline in P&G royalties, and reduced margins from international revenue.

Operating Expenses. Operating expenses for Fiscal 2011 were $25.3 million, or 52% of net revenue, a $5.0 million increase as compared with $20.3 million, or 77% of net revenue, for Fiscal 2010, as explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for Fiscal 2011 increased by $3.2 million, or 32%, to $13.1 million, or 27% of net revenue, as compared with $9.9 million, or 38% of net revenue, for Fiscal 2010. The increase in expenses resulted primarily from increased payroll and consulting related expenses of $559,000, increased commissions of $1.2 million, increased travel expenses of $281,000, increased convention related expenses of $622,000, and increased sales consumables and supplies expense of approximately $356,000.

General and Administrative Expense. General and administrative expenses for Fiscal 2011 increased by $1.3 million, or 20%, to $7.9 million, or 16% of net revenue, as compared with $6.6 million, or 25% of net revenue, for Fiscal 2010. The increase in general and administrative expenses resulted primarily from increased payroll and consulting expenses of $473,000, increased professional service fees of $457,000, increased investor relation expenses of $122,000, and increased bank fees of $186,000.

Engineering and Development Expense. Engineering and development expenses for Fiscal 2011 increased by $521,000, or 14%, to $4.3 million, or 9% of net revenue, as compared with $3.8 million, or 14% of net revenue, for Fiscal 2010. The increase was primarily related to increased payroll and consulting expenses of $557,000 in Fiscal 2011 compared with Fiscal 2010. We expect to continue to invest in engineering and development in the future for new product development in dentistry and other areas of medicine and, as such, these expenses may increase during the year ending December 31, 2012.

Non-Operating Income (Loss)

(Loss) Gain on Foreign Currency Transactions. We recognized an $88,000 loss on foreign currency transactions for Fiscal 2011 compared to an $110,000 loss for Fiscal 2010 primarily due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar, and the New Zealand dollar.

Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was funded in May 2010 and repaid in full in February 2011. Interest expense, excluding the amortization of debt related costs, totaled approximately $80,000 and $256,000 for Fiscal 2011 and Fiscal 2010, respectively.

Nonrecurring Charge for the Expense of Unamortized Debt-Related Costs. Unamortized debt-related costs totaling $225,000 were expensed in Fiscal 2011 in conjunction with the repayment of our outstanding balances under the Loan and Security Agreement during February 2011.

Provision for Income Taxes. Our provision for income taxes was $89,000 for Fiscal 2011, compared to $58,000 in Fiscal 2010.

Net Loss. Our net loss was $4.5 million for Fiscal 2011 compared to a net loss of $12.0 million for Fiscal 2010. Our net loss for Fiscal 2011 was primarily due to inefficiencies in production-related expenses and under absorbed overhead in our cost of revenue, and increased payroll and consulting expenses in our operating expenses to support our growing operations. The decrease in our net loss for Fiscal 2011, when compared to Fiscal 2010, was primarily due to our increased sales volumes, partially offset by increased operating expenses.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Net Revenue. Net revenue for the year ended December 31, 2010 (“Fiscal 2010”) was $26.2 million, a decrease of $17.1 million, or 39%, as compared with net revenue of $43.3 million for the year ended December 31, 2009 (“Fiscal 2009”). Domestic revenues were $16.9 million, or 64% of net revenue, for Fiscal 2010 compared to $31.1 million, or 72% of net revenue, for Fiscal 2009. International revenues for Fiscal 2010 were $9.3 million, or 36% of net revenue compared to $12.2 million, or 28% of net revenue for Fiscal 2009.

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

Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts and shipping revenue, decreased by approximately $1.9 million, or 19%, for Fiscal 2010, as compared to Fiscal 2009 due to the release of the Waterlase MD Turbo ™ Handpiece Upgrade Kit in March 2009 which accounted for $1.6 million of revenue in Fiscal 2009.

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

	September 30,	September 30,	September 30,	September 30,
	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2011
Net revenue	$10,561	$12,079	$13,061	$13,157
Gross profit	$4,839	$5,613	$5,318	$5,548
Loss from operations (1)	$(406)	$(717)	$(938)	$(1,943)
Net loss (1)	$(750)	$(753)	$(953)	$(2,030)
Net loss per share (3):
Basic	$(0.03)	$(0.03)	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.06)

2010
Net revenue	$4,395	$5,892	$6,220	$9,718
Gross profit	$270	$1,931	$1,791	$4,833
(Loss) income from operations (2)	$(5,308)	$(4,122)	$(2,424)	$359
Net (loss) income (2)	$(5,305)	$(4,164)	$(2,726)	$174
Net (loss) income per share (3):
Basic	$(0.21)	$(0.17)	$(0.10)	$0.01
Diluted	$(0.21)	$(0.17)	$(0.10)	$0.01

(1)	Loss from operations and net loss includes $266,000, $456,000, $324,000, and $482,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30, and December 31, 2011, respectively.

(2)	(Loss) income from operations and net (loss) income includes $206,000, $180,000, $113,000 and $228,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively.

(3)	Net (loss) income per share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net (loss) income per common share amount.

Liquidity and Capital Resources

At December 31, 2011, we had approximately $3.3 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $1.6 million was primarily due to net cash used in operating and financing activities of $13.3 million and $428,000, respectively, offset by cash provided by financing activities of $15.4 million.

At December 31, 2011, we had approximately $9.0 million in working capital. Our principal sources of liquidity at December 31, 2011, consisted of $3.3 million in cash and cash equivalents, and $8.9 million of net accounts receivable.

In February 2012, we entered into the 2012 Termination Agreement with HSIC to purchase the remaining inventory of the Waterlase MD Turbo laser systems held by HSIC. A substantial part of the purchase will be paid with monies currently owed to the Company by HSIC from the purchase of consumables and equipment in the normal course of business, with the remainder paid in cash at closing after our inspection of the units has been completed.

From time to time, we may attempt to raise capital through either equity or debt offerings. Our capital requirements will depend on many factors, including, among other things, the effects of any acquisitions we may pursue as well as the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity. We could be required, or may elect, to seek additional funding through public or private equity or debt financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all, or that any such financing activity would not be dilutive to our stockholders. Without additional funds and/or increased revenues, we may not have enough cash or financial resources to operate for the next twelve months.

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

There can be no assurance that we will be able to increase sales, reduce expenses, or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm on our consolidated financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

Repayment of Banking Facility

On February 8, 2011, we repaid all outstanding balances under the Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, which included approximately $2.6 million in principal, $30,000 of accrued interest and $169,000 of loan related expenses. In connection therewith, the banks released their security interest in all of our assets. Unamortized costs totaling approximately $240,000 associated with the term loan payable were expensed in February 2011. The warrants that we paid to the banks in consideration for the facility were exercised in full on a cashless basis in February 2011 for 78,172 shares of our common stock.

Upon closing of the 2012 Termination Agreement, HSIC will release all liens on our assets, an action which will give us greater financial options, including the ability to obtain debt facilities.

In connection with the D&S Agreement, effective August 30, 2010, HSIC placed two irrevocable purchase orders for our products totaling $9 million which was received by us in 2010. As of December 31, 2010, $5.9 million remained yet to be fulfilled. The remaining products purchased under this agreement were shipped during the first three quarters of the year ended December 31, 2011.

Equity Financings

During the year ended December 31, 2011, the Company raised approximately $17.2 million in net proceeds through public and private equity financings which it utilized for working capital purposes.

Concentration of Credit Risk

Financial instruments which potentially expose us to a concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with their customers which allow us to monitor current changes in business operations so we can respond as needed. We do not, generally, require customers to provide collateral before we sell them our products, however we have required certain distributors to make prepayments for significant purchases of our products. For the years ended December 31, 2011, 2010 and 2009, sales to HSIC worldwide accounted for approximately 19%, 38%, and 75%, respectively, of our net sales.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows for Fiscal 2011, Fiscal 2010 and Fiscal 2009 (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$(13,320)	$(3,812)	$(2,571)
Investing activities	(428)	(237)	(444)
Financing activities	15,387	2,814	(5,231)
Effect of exchange rates on cash	(26)	(46)	(14)

Net change in cash and cash equivalents	$1,613	$(1,281)	$(8,260)

Fiscal 2011 Compared to Fiscal 2010

Net cash used in operating activities represents our net loss adjusted for changes in working capital and non-cash charges. Cash used in operating activities for Fiscal 2011 totaled $13.3 million and was primarily comprised of a net loss of $4.5 million plus increases in accounts receivable and inventory of $5.6 million and $4.7 million, respectively, offset by a decrease in customer deposits of $5.7 million.

The $9.5 million increase in net cash used in operating activities for Fiscal 2011 compared to Fiscal 2010 was primarily due to our decreased net loss offset by increased accounts receivable and inventory.

Net cash used in investing activities for Fiscal 2011 was $191,000 higher than for Fiscal 2010 due to increased capital asset expenditures.

The $12.6 million increase in net cash provided by financing activities for Fiscal 2011 compared to Fiscal 2010 was primarily due to net proceeds from issuance of stock in the amount of $17.2 million and the exercise of warrants and stock options of $1.3 million, partially offset by the payoff of our term loan of $2.7 million and the repurchase of stock and warrants in amount of $398,000.

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

Contractual Obligations

We lease our facility under a non-cancellable operating lease that expires in April 2015. In January 2011, we amended the lease to defer a portion of the basic rent to future periods. In December 2011, we financed approximately $433,000 of insurance premiums payable in nine equal monthly installments of approximately $49,000 each, including a finance charge of 2.50%. These amounts are included in the outstanding obligations as of December 31, 2011 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2011, for the years ending as indicated below (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years	Total
Operating lease obligations	$598	$1,154	$190	$—	$1,942
License agreement	25	—	—	—	25
Purchase obligations	2,777	—	—	—	2,777
Other liabilities	433	—	—	—	433

Total	$3,833	$1,154	$190	$—	$5,177

The purchase obligations relate to a long-term purchase agreement with a supplier that we expect to complete during the year ending December 31, 2012.

In addition to the amounts shown in the table above, $91,000 of unrecognized tax benefits have been recorded as a payable, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $18,000 and $28,000, respectively, at December 31, 2011.

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

Recent Accounting Pronouncements

See Note 2 to the Notes to the Consolidated Financial Statements—Summary of Significant Accounting Policies included in this report for a discussion on recent accounting pronouncements.

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

All financial statements and supplementary data required by this Item 8, including the report of the independent registered public accounting firm, are listed in Part IV, Item 15 of this Form 10-K, are set forth beginning on Page F-1 of this Form 10-K, and are hereby incorporated into this Item 8 by this reference. The Selected Quarterly Financial Data required by this Item 8 is set forth in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K and is hereby incorporated into this Item 8 by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control—Integrated Framework” (the “COSO Framework”). Based on our evaluation under the COSO Framework, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO USA, LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on our internal control over financial reporting as of December 31, 2011; their report is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BIOLASE Technology, Inc.

Irvine, California

We have audited BIOLASE Technology, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BIOLASE Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BIOLASE Technology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion thereon and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Costa Mesa, California

March 13, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business—Executive Officers of the Registrant.” In addition, the information set forth under the caption “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement (the “Proxy Statement”) to be filed in connection with our 2012 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC within 120 days of December 31, 2011, is incorporated by reference herein.

We have adopted the Biolase Technology, Inc. Code of Business Conduct and Ethics which applies to all our employees, officers and directors, including our Chief Executive Officer and Chief Financial Officer, and is filed as an exhibit to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information set forth under the captions “Executive Compensation” and “Election of Directors—Director Compensation” in the Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference herein.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of The Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of The Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010.		8-K	07/02/2010	3.1	07/07/2010

4.1	Rights Agreement, dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation.		8-A	12/31/1998	1	12/29/1998

4.2	Amendment to Rights Agreement, dated December 19, 2008, between the Registrant and Computershare Trust Company, N.A.		8-K	12/19/2008	4.1	12/22/2008

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

4.3	Specimen of common stock certificate.		S-3	06/03/2002	4.1	06/03/2002

10.1*	2002 Stock Incentive Plan.		Proxy	10/17/2005	E	10/17/2005

10.2*	Form of Stock Option Agreement under the 2002 Stock Option Plan.		10-K	12/31/04	10.26	07/19/2005

10.3	2002 Stock Incentive Plan.		Proxy	05/16/2007	A	04/10/2007

10.4	Form of Securities Purchase Agreement, dated April 7, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	04/07/2011	10.1	04/12/2011

10.5	Form of Securities Purchase Agreement, dated June 24, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.3	06/29/2011

10.6	Form of Common Stock Purchase Warrant, dated June 29, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.4	06/29/2011

10.7	Form of Registration Rights Agreement, dated June 24, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.5	06/29/2011

10.8	Engagement Agreement, dated June 22, 2011, by and between Registrant and Rodman & Renshaw, LLC.		8-K	06/24/2011	10.6	06/29/2011

10.9	Engagement Agreement Amendment, dated June 23, 2011, by and between Registrant and Rodman & Renshaw, LLC.		8-K	06/24/2011	10.7	06/29/2011

10.10†	License Agreement between SurgiLight, Inc. and the Registrant dated February 3, 2005.		8-K	02/03/2005	2.1	03/18/2005

10.11*	Form of Indemnification Agreement between Registrant and its officers and directors.		10-Q	09/30/2005	10.1	11/09/2005

10.12	Lease, dated January 10, 2006 between Registrant and The Irvine Company LLC.		8-K	01/10/06	10.1	01/17/2006

10.13†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and the Registrant.		10-Q	06/30/2006	10.1	08/09/2006

10.14†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and the Registrant.		10-Q	03/31/2007	10.1	05/10/2007

10.15	Letter Agreement, dated June 28, 2011, by and between the Registrant and The Proctor & Gamble Company.		10-Q	06/30/2011	10.2	08/11/2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.16	Loan and Security Agreement, dated May 27, 2010, by and among the Registrant, MidCap Financial, LLC, and Silicon Valley Bank.		10-Q	06/30/2010	10.2	08/16/2010

10.17	Secured Promissory Note, dated May 27, 2010, in favor of MidCap Financial, LLC.		10-Q	06/30/2010	10.3	08/16/2010

10.18	Secured Promissory Note, dated May 27, 2010, in favor of Silicon Valley Bank.		10-Q	06/30/2010	10.4	08/16/2010

10.19	Intellectual Property Security Agreement, dated May 27, 2010, by and between the Registrant and MidCap Financial.		10-Q	06/30/2010	10.7	08/16/2010

10.20	Warrant to Purchase 71,186 shares of Common Stock of the Registrant issued to MidCap Financial, LLC, dated May 27, 2010.		10-Q	06/30/2010	10.5	08/16/2010

10.21	Warrant to Purchase 30,508 shares of Common Stock of the Registrant issued to Silicon Valley Bank, dated May 27, 2010.		10-Q	06/30/2010	10.6	08/16/2010

10.22	Amendment No. 1 to Warrant, dated September 23, 2010, in favor of MidCap Financial, LLC.		10-Q	09/30/2010	10.8	11/03/2010

10.23	Amendment No. 1 to Warrant, dated September 23, 2010, in favor of SVB Financial Group.		10-Q	09/30/2010	10.9	11/03/2010

10.24	Settlement Agreement, dated July 1, 2010, by and among Federico Pignatelli and the directors and officers named therein.		8-K	07/02/2010	10.1	07/07/2010

10.25	Settlement Agreement, dated July 6, 2010, by and between the Registrant and Brett Scott.		10-Q	09/30/2010	10.1	11/03/2010

10.26	Separation and General Release Agreement, dated August 24, 2010, by and between the Registrant and David M. Mulder.		10-Q	09/30/2010	10.4	11/03/2010

10.27†	Distribution and Supply Agreement, dated September 23, 2010, by and between the Registrant and Henry Schein, Inc.		10-Q	09/30/2010	10.5	11/03/2010

10.28	Amended and Restated Security Agreement, dated September 23, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.		10-Q	09/30/2010	10.6	11/03/2010

10.29	Forbearance Agreement, dated August 16, 2010, by and among Biolase Technology, Inc., MidCap Financial LLC, and Silicon Valley Bank.		10-Q	09/30/2010	10.3	11/03/2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.30	Waiver and Amendment No. 1 to Loan and Security Agreement, dated September 23, 2010, by and among Biolase Technology, Inc., MidCap Funding III, LLC, and Silicon Valley Bank.		10-Q	09/30/2010	10.7	11/03/2010

10.31	Controlled Equity Offering Agreement, dated December 23, 2010, by and between Biolase Technology, Inc. and Ascendiant Securities, LLC		8-K	12/23/2010	99.1	12/23/2010

10.32††	Settlement Agreement, dated February 22, 2012, by and between Biolase Technology, Inc. and Henry Schein, Inc.	X

14.1	Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)		Proxy	05/10/2001	D	05/10/2004

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

24.1	Power of Attorney (included in Signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101#	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements	X

†	Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

††	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE TECHNOLOGY, INC., a Delaware Corporation (registrant)

Dated: March 13, 2012	By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli Chief Executive Officer

Dated: March 13, 2012	By:	/s/ FREDERICK D. FURRY
Frederick D. Furry Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FEDERICO PIGNATELLI	Chairman of the Board and Chief Executive Officer,	March 13, 2012
Federico Pignatelli	(Principal Executive Officer)

/s/ FREDERICK D. FURRY	Chief Financial Officer and Chief Operating Officer	March 13, 2012
Frederick D. Furry	(Principal Financial Officer and Principal Accounting Officer)

/s/ DR. ALEXANDER K. ARROW	Director	March 13, 2012
Dr. Alexander K. Arrow

/s/ DR. NORMAN J. NEMOY	Director	March 13, 2012
Dr. Norman J. Nemoy

/s/ GREGORY E. LICHTWARDT	Director	March 13, 2012
Gregory E. Lichtwardt

BIOLASE TECHNOLOGY, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BIOLASE Technology, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE Technology, Inc. (the “Company’s”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index as of and for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE Technology, Inc. at December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated cash from operations for the three years ended December 31, 2011. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

March 13, 2012

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,307	$1,694
Accounts receivable, less allowance of $289 and $311 in 2011 and 2010, respectively	8,899	3,331
Inventory, net	11,312	6,987
Prepaid expenses and other current assets	1,808	1,355

Total current assets	25,326	13,367
Property, plant and equipment, net	1,148	1,331
Intangible assets, net	212	342
Goodwill	2,926	2,926
Deferred tax asset	8	11
Other assets	187	170

Total assets	$29,807	$18,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Term loan payable, current portion	$—	$2,622
Accounts payable	7,804	4,029
Accrued liabilities	6,177	5,482
Customer deposits	165	5,877
Deferred revenue, current portion	2,136	1,650

Total current liabilities	16,282	19,660
Deferred tax liabilities	594	544
Warranty accrual, long term	—	424
Deferred revenue, long-term	25	433
Other liabilities, long-term	337	133

Total liabilities	17,238	21,194

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 32,502 and 26,565 shares issued in 2011 and 2010, respectively; 30,538 shares and 24,601 shares outstanding in 2011 and 2010, respectively	33	27
Additional paid-in capital	138,507	118,375
Accumulated other comprehensive loss	(360)	(324)
Accumulated deficit	(109,212)	(104,726)

	28,968	13,352
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity (deficit)	12,569	(3,047)

Total liabilities and stockholders’ equity (deficit)	$29,807	$18,147

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Products and services revenue	$48,419	$24,580	$42,137
License fees and royalty revenue	439	1,645	1,210

Net revenue	48,858	26,225	43,347
Cost of revenue	27,540	17,400	23,285

Gross profit	21,318	8,825	20,062

Operating expenses:
Sales and marketing	13,075	9,938	11,041
General and administrative	7,936	6,557	7,835
Engineering and development	4,311	3,790	4,146
Impairment of property, plant and equipment	—	35	—

Total operating expenses	25,322	20,320	23,022

Loss from operations	(4,004)	(11,495)	(2,960)

(Loss) gain on foreign currency transactions	(88)	(110)	176
Interest income	—	3	5
Interest expense	(305)	(361)	(58)

Non-operating (loss) income, net	(393)	(468)	123

Loss before income tax provision	(4,397)	(11,963)	(2,837)
Income tax provision	89	58	119

Net loss	$(4,486)	$(12,021)	$(2,956)

Net loss per share:
Basic	$(0.15)	$(0.47)	$(0.12)

Diluted	$(0.15)	$(0.47)	$(0.12)

Shares used in the calculation of net loss per share:
Basic	29,273	25,516	25,448

Diluted	29,273	25,516	25,448

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands)

	sept 30	sept 30	sept 30	sept 30	sept 30	sept 30	sept 30	sept 30
	Common Stock and Additional Paid-in Capital		Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	(Loss)	Deficit	Equity (Deficit)	Loss
Balances, January 1, 2009	26,208	$115,725	(1,964)	$(16,399)	$(187)	$(89,749)	$9,390	$(9,370)

Exercise of stock options	132	173	—	—	—	—	173
Stock-based compensation	—	1,357	—	—	—	—	1,357
Other compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,956)	(2,956)	(2,956)
Foreign currency translation adjustment	—	—	—	—	(35)	—	(35)	(35)

Balances, December 31, 2009	26,340	117,255	(1,964)	(16,399)	(222)	(92,705)	7,929	$(2,991)

Exercise of stock options, net	225	199	—	—	—	—	199
Stock-based compensation	—	727	—	—	—	—	727
Non-employee equity instruments	—	19	—	—	—	—	19
Other compensation	—	87	—	—	—	—	87
Warrants issued in connection with loan payable	—	115	—	—	—	—	115
Net loss	—	—	—	—	—	(12,021)	(12,021)	(12,021)
Foreign currency translation adjustment	—	—	—	—	(102)	—	(102)	(102)

Balances, December 31, 2010	26,565	118,402	(1,964)	(16,399)	(324)	(104,726)	(3,047)	$(12,123)

Exercise of stock options, net	628	1,244	—	—	—	—	1,244
Stock-based compensation	—	1,528	—	—	—	—	1,528
Non-employee equity instruments	—	273	—	—	—	—	273
Other compensation	—	250	—	—	—	—	250
Issuance of stock, net	4,117	17,223	—	—	—	—	17,223
Stock repurchase	(100)	(268)	—	—	—	—	(268)
Warrant repurchase	—	(130)	—	—	—	—	(130)
Exercise of warrants	126	18	—	—	—	—	18
Stock dividends	1,166	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,486)	(4,486)	(4,486)
Foreign currency translation adjustment	—	—	—	—	(36)	—	(36)	(36)

Balances, December 31, 2011	32,502	$138,540	(1,964)	$(16,399)	$(360)	$(109,212)	$12,569	$(4,522)

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net loss	$(4,486)	$(12,021)	$(2,956)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	695	1,070	1,444
Loss on disposal of assets, net	36	55	13
Impairment of property, plant and equipment	—	35	—
Provision for (recovery of) bad debts	74	(80)	(62)
Recovery of sales returns allowance	—	—	(77)
Provision for inventory excess and obsolescence	392	—	1,090
Amortization of discounts on term loan payable	78	37	—
Amortization of debt issuance costs	99	70	—
Stock-based compensation	1,528	727	1,357
Non-employee equity instruments	273	19	—
Other non-cash compensation	250	87	—
Deferred income taxes	3	77	109
Changes in operating assets and liabilities:
Accounts receivable	(5,642)	978	(290)
Inventory	(4,716)	874	3,459
Prepaid expenses and other current assets	(552)	173	(275)
Customer deposits	(5,711)	5,877	—
Accounts payable and accrued liabilities	4,280	(774)	(4,990)
Deferred revenue	79	(1,016)	(1,393)

Net cash and cash equivalents used in operating activities	(13,320)	(3,812)	(2,571)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(428)	(237)	(449)
Proceeds from sale of property, plant and equipment	—	—	5

Net cash and cash equivalents used in investing activities	(428)	(237)	(444)

Cash Flows From Financing Activities:
Borrowings under line of credit	—	—	4,293
Payments under line of credit	—	—	(9,697)
Proceeds from term loan payable	—	3,000	—
Payments under term loan payable	(2,700)	(300)	—
Payment of debt issuance costs	—	(85)	—
Proceeds from exercise of warrants	18	—	—
Payment to repurchase equity warrants	(130)	—	—
Proceeds from equity offering, net of expenses	17,223	—	—
Payment of stock repurchase costs	(268)	—	—
Proceeds from exercise of stock options	1,244	199	173

Net cash and cash equivalents provided by (used in) financing activities	15,387	2,814	(5,231)

Effect of exchange rate changes	(26)	(46)	(14)

Increase (decrease) in cash and cash equivalents	1,613	(1,281)	(8,260)
Cash and cash equivalents, beginning of year	1,694	2,975	11,235

Cash and cash equivalents, end of year	$3,307	$1,694	$2,975

Supplemental cash flow disclosure:
Cash activity during the year for:
Interest paid	$80	$236	$58
Income taxes paid (refunded)	$44	$(96)	$34

See accompanying notes to consolidated financial statements.

NOTE 1—BASIS OF PRESENTATION

The Company

BIOLASE Technology Inc., (the “Company”) incorporated in Delaware in 1987, is a medical technology company operating in one business segment that develops, manufactures, and markets lasers, and markets and distributes dental imaging equipment and other products designed to improve technologies for applications and procedures in dentistry and medicine.

Basis of Presentation

The consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its wholly-owned subsidiaries. The Company has eliminated all material intercompany transactions and balances in the accompanying consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the current year presentation.

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

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash, accounts receivable, accounts payable, and other accrued expenses, approximate fair value because of the short maturity of these items. Financial instruments consisting of short term debt approximate fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

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

Liquidity and Management’s Plans

The Company has suffered recurring losses from operations and has not generated cash from operations for the three years ended December 31, 2011. The Company’s inability to generate cash from operations and its potential need for additional capital, and the uncertainties surrounding its ability to raise such funding, raise substantial doubt about its ability to continue as a going concern. Accordingly, the financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must sell its products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of securities or debt financings to meet its working capital needs. The Company intends to increase sales by increasing our product offerings, expanding our direct sales force and expanding its distributor relationships both domestically and internationally. However, the Company cannot guarantee that it will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. If the Company is unable to increase sales, reduce expenses or raise sufficient additional it may be unable to continue to fund its operations, develop its products or realize value from its assets and discharge its liabilities in the normal course of business. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2011, the Company had approximately $9.0 million in working capital. The Company’s principal sources of liquidity at December 31, 2011 consisted of $3.3 million in cash and cash equivalents, and $8.9 million of net accounts receivable.

On May 27, 2010, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank in respect of a $5 million term loan, of which $3 million was borrowed on such date. On February 8, 2011, the Company repaid all outstanding balances under the Loan and Security Agreement, which included approximately $2.6 million in principal, $30,000 of accrued interest, and $169,000 of loan related expenses. In connection therewith, the banks released their security interest in all of our assets. Unamortized costs totaling approximately $240,000 associated with the term loan payable were expensed in February 2011. The warrants that the Company paid to the banks in consideration for the facility were exercised in full on a cashless basis in February 2011 for 78,172 shares of common stock.

The Company filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process in April 2010 which was declared effective by the SEC on April 29, 2010. Pursuant to this “shelf” registration statement (the “2010 Shelf Registration Statement”), the Company was able to sell common stock, preferred stock, or warrants in one or more offerings up to an aggregate public offering price of $9.5 million. On December 23, 2010, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Securities, LLC (“Ascendiant”), as sales agent. During the year ended December 31, 2011, the Company sold approximately 2.2 million shares of common stock over time in privately negotiated transactions with gross proceeds of approximately $7.5 million through the Offering Agreement. Net proceeds totaled approximately $7.2 million after a 3.75% commission and direct costs. The sale of stock was an “at the market” offering as defined in Rule 415 under the Securities Act of 1993. “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.

In connection with the 2010 Shelf Registration Statement, the Company entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”) in April 2011 where they arranged for the sale of shares of common stock in a registered direct placement (the “April 2011 Registered Direct Placement”) with a fee of 4.5% of the aggregate gross proceeds. In connection with the April 2011 Registered Direct Placement, the Company sold an aggregate of 320,000 shares of common stock to certain institutional investors with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds from the April 2011 Registered Direct Placement totaled approximately $1.7 million. The costs of approximately $124,000 were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Placement were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the SEC.

The transactions under the Offering Agreement and the April 2011 Registered Direct Placement exhausted the securities available for sale under the 2010 Shelf Registration Statement.

In June 2011, the Company entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) under which it sold an aggregate of 1,625,947 shares of common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of common stock having an exercise price of $6.50 per share (the “June 2011 Warrants”). The June 2011 Warrants were not exercisable for six months following their issuance. Gross proceeds from the offering totaled approximately $9 million, and net proceeds, after commissions and other offering expenses of approximately $622,000, totaled approximately $8.4 million. The Company used the proceeds for working capital and general corporate purposes. In connection with the June 2011 Securities Purchase Agreement, the Company entered into an agreement with Rodman & Renshaw in which they agreed to act as the Company’s exclusive placement agent for the offering and the Company paid them fees totaling approximately $451,000 and reimbursed expenses of $50,000. The commissions and expenses paid to Rodman and Renshaw were included in the offering expenses.

The common stock and the June 2011 Warrants were offered and sold, and the common stock issuable upon exercise of the June 2011 Warrants were offered, pursuant to exemptions from registration set forth in section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. As such, the common stock, the June 2011 Warrants, and the common stock issuable upon exercise of the June 2011 Warrants were not permitted to be re-offered or resold absent either registration under the 1933 Act or the availability of an exemption from the registration requirements.

The June 2011 Securities Purchase Agreement was subject to a registration rights agreement whereby the Company would have incurred penalties of up to 3.0% of the offering proceeds if it was unable to file a registration statement by July 19, 2011. The Company filed a registration statement on Form S-3 with the SEC to register the Registerable Securities (File No. 333-175664) on July 19, 2011 which was declared effective by the SEC on August 25, 2011, thereby satisfying the registration rights agreement.

On August 2, 2011, the Company repurchased 90,000 of the June 2011 Warrants for $99,900 or $1.11 per underlying share, plus expenses of $30,000.

On September 23, 2010, the Company entered into a Distribution and Supply Agreement (the “D&S Agreement”) with Henry Schein, Inc. (“HSIC”), effective August 30, 2010, which terminated all prior agreements with HSIC. Under the D&S Agreement, the Company granted HSIC certain non-exclusive distribution rights in North America and several international markets with respect to the Company’s dental laser systems, accessories, and related support and services in certain circumstances. In addition, the Company granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for the Company’s products. The first purchase order, totaling $6 million, was for the purchase of the iLase systems and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, was for the purchase of a combination of laser systems and was required to be fulfilled by August 25, 2011. The second purchase order was fully satisfied during the third quarter of 2011.

On February 22, 2012, the Company entered into a definitive agreement (the “2012 Termination Agreement”) with HSIC, a leading U.S. dental product and equipment distributor and the Company’s former exclusive distributor in North America, to purchase the remaining inventory of Waterlase MD Turbo laser systems held by HSIC. The 2012 Termination Agreement terminates and supersedes all prior agreements with HSIC.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. Generally, any excess cash is invested in money market funds. Cash equivalents are carried at cost, which approximates fair market value.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon its knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service, and finance personnel. The review process evaluates all account balances with amounts outstanding more than 90 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 totaled approximately $565,000, $940,000, and $1,303,000, respectively.

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

Costs incurred to acquire and successfully defend patents, and costs incurred to acquire trademarks and trade names are capitalized. Costs related to the internal development of technologies that are ultimately patented are expensed as incurred. Intangible assets, except those determined to have an indefinite life, are amortized using the straight-line method over management’s best estimate of the pattern of economic benefit over the estimated useful life of the assets. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Foreign Currency Translation and Transactions

Transactions of the Company’s German, Spanish, Australian, and New Zealand subsidiaries are denominated in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive gain (loss) in stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

Revenue Recognition

The Company’s products were sold exclusively through HSIC in North America from September 2006 through August 2010. Effective August 30, 2010, the Company’s products were sold domestically both directly to customers through its direct sales force and through non-exclusive distributors. Sales are recorded upon shipment and payment is generally due within 90 days or less. Internationally, the Company sells products through independent distributors, including HSIC. Revenue is recorded based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Revenue is recorded for all sales upon shipment assuming all other revenue recognition criteria are met.

Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, effective January 1, 2011, the Company applies the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires the Company to use (estimated) selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. VSOE is determined based on the value the Company sells the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement, typically within six months from date of sale. The adoption of the relative selling price method does not significantly change the value of revenue recognized. Deferred revenue attributable to undelivered elements, which primarily consists of training, totaled $1.1 million and $616,000 as of December 31, 2011 and 2010, respectively.

Key judgments of the Company’s revenue recognition include the collectability of payment from the customer, the satisfaction of all elements of the arrangement having been delivered, and that no additional customer credits and discounts are needed. The Company evaluates the customer’s credit worthiness prior to the shipment of the product. Based on the assessment of the credit information available, the Company may determine the credit risk is higher than normally acceptable, and will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may also cause the Company to defer the revenue until the obligation is satisfied.

Although all sales are final, the Company accepts returns of products in certain, limited circumstances and records a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2011 and 2010, $110,000 was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year. Included in deferred revenue for each of the years ended December 31, 2011 and 2010, was $1.1 million, for extended warranty contracts. This is inclusive of an extended service contract commitment assumed as part of a settlement, of which $25,000 will not be recognized as revenue until 2013 and beyond.

For sales transactions involving used laser trade-ins, the Company recognizes revenue for the entire transaction when the cash consideration is in excess of 25% of the total transaction. The Company values used lasers received at their estimated fair market value at the date of receipt.

The Company recognizes revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. The Company estimates and recognizes the amount earned based on historical performance and current knowledge about the business operations of our licensees. Historically, the Company’s estimates have generally been consistent with amounts reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period and totaled $64,000, $145,000, and $99,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Changes in the initial product warranty accrual and the expenses incurred under our initial and extended warranties for the years ended December 31 were as follows (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Initial warranty accrual, beginning balance	$2,725	$2,235	$2,612
Provision for estimated warranty cost	1,586	3,126	2,820
Warranty expenditures	(2,093)	(2,636)	(3,197)

Initial warranty accrual, ending balance	2,218	2,725	2,235
Total warranty accrual, long term	—	424	448

Total warranty accrual, current portion	$2,218	$2,301	$1,787

Shipping and Handling Costs and Revenues

Shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to customers for shipping and handling are included as a component of revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $444,000, $610,000, and $267,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

On January 1, 2007, the Company adopted the interpretations issued by the Financial Accounting Standards Board (“FASB”) which establishes a single model to address accounting for uncertain tax positions. The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

During the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation cost related to stock options of $1.5 million, $727,000, and $1.4 million, respectively, based on the grant date fair value. The net impact to earnings for the years ended December 31, 2011, 2010, and 2009, was $(0.05), $(0.03) and $(0.06) per diluted share, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$175	$41	$137
Sales and marketing	463	193	397
General and administrative	751	407	664
Engineering and development	139	86	159

	$1,528	$727	$1,357

As of December 31, 2011 and 2010, the Company had $2.6 million and $1.6 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The cost is expected to be recognized over a weighted average period of 1.1 years.

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

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected term (years)	4.15	4.54	4.97
Volatility	105%	91%	84%
Annual dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	1.53%	1.94%	2.03%

Net Loss Per Share—Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,626,000, 4,282,000, and 3,631,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2011, 2010, and 2009, respectively, as their effect would have been anti-dilutive.

Stock Dividends

The Board of Directors declared special 1% stock dividends during each of the four quarters of 2011. The stock dividend declared during the quarter ended March 31, 2011 was payable March 31, 2011 to shareholders of record on March 15, 2011; the stock dividend declared during the quarter ended June 30, 2011 was payable June 30, 2011 to shareholders of record on June 10, 2011; the stock dividend declared during the quarter ended September 30, 2011 was payable September 15, 2011 to shareholders of record on August 29, 2011; and the stock dividend declared during the quarter ended December 31, 2011 was payable on December 5, 2011 to stockholders of record on November 25, 2011. The number of shares issued as part of these quarterly stock dividends totaled 1,165,715 shares. The Board of Directors deems these four dividends to be special dividends and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of the stock dividends.

In March 2012, the Board of Directors adopted a 2% annual stock dividend policy for 2012 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 30, 2012 to stockholders of record on March 15, 2012.

Stock Repurchase Program

On August 10, 2011, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The stock repurchase program became effective on August 12, 2011. The Company expects to fund the stock repurchase program with existing cash and cash equivalents on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Repurchases of the Company’s common stock may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions or block transactions. The Company has no obligation to repurchase shares under the stock repurchase program, and the timing, actual number and value of the shares that are repurchased will be at the discretion of the Company’s management and will depend upon a number of considerations, including the trading price of the Company’s common stock, general market conditions, applicable legal requirements and other factors. The stock repurchase program will expire on August 12, 2013, unless the program is completed sooner, suspended, terminated, or otherwise extended. During the quarter ended December 31, 2011, the Company repurchased 100,500 shares of the Company’s common stock at an average price of $2.68 per share pursuant to the stock repurchase program.

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

In December 2010, the FASB issued an update to existing guidance on the calculation of impairment of goodwill. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, and will evaluate the impact, if any, on its consolidated financial statements if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2011, the Company’s testing date, that would trigger further impairment testing of goodwill.

Accounting Standards not yet Adopted

In September 2011, the FASB issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but may be adopted early. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated the accounting guidance relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two, but consecutive, statements. Additionally, companies are required to present on the face of the consolidated financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance, which is not expected to have a material impact on the Company’s consolidated financial position or results of operations is effective for fiscal years and interim periods within those years beginning after December 15, 2011, may be adopted early, and requires retrospective application to all periods presented.

NOTE 3—SUPPLEMENTARY BALANCE SHEET INFORMATION

	September 30,	September 30,
	December 31,
ACCOUNTS RECEIVABLE (in thousands):	2011	2010
Components of accounts receivable, net of allowances, are as follows:
Trade	$8,583	$3,139
Royalties	29	30
Other	287	162

Total receivables, net	$8,899	$3,331

Accounts receivable is net of allowances for doubtful accounts and sales returns totaling approximately $399,000 and $421,000 at December 31, 2011 and 2010, respectively.

	September 30,	September 30,
	December 31,
INVENTORY, NET (in thousands):	2011	2010
Components of inventory, net of allowances, are as follows:
Raw materials	$4,280	$3,440
Work-in-process	2,538	1,184
Finished goods	4,494	2,363

Inventory, net	$11,312	$6,987

Inventory is net of a provision for excess and obsolete inventory totaling approximately $2.3 million and $1.9 million at December 31, 2011 and 2010, respectively.

	September 30,	September 30,
	December 31,
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):	2011	2010
Components of property, plant and equipment, net of depreciation, are as follows:
Land	$247	$252
Building	317	324
Leasehold improvements	957	914
Equipment and computers	5,729	5,767
Furniture and fixtures	1,036	1,019
Construction in progress	26	55

	8,312	8,331
Accumulated depreciation and amortization	(7,164)	(7,000)

Property, plant and equipment, net	$1,148	$1,331

During the year ended December 31, 2010, management adopted a plan to sell its German building and land. In June 2010, the Company received an offer to purchase the land and building in Germany for $531,000 and, as such, the Company recorded an impairment charge of $35,000, as the fair market value was below the carrying value. Fully depreciated assets totaling $282,000 which were no longer usable were also written off in June 2010. Assets Held for Sale as of December 31, 2010 totaled $576,000. During April 2011, management decided to expand the Company’s operations in Europe which includes utilizing the land and building in Germany. As such, the land and building were reclassified from Assets Held for Sale to Property, Plant, and Equipment during the year ended December 31, 2011.

	September 30,	September 30,
	December 31,
ACCRUED LIABILITIES (in thousands):	2011	2010
Components of accrued liabilities are as follows:
Payroll and benefits	$1,928	$1,180
Warranty accrual, current portion	2,218	2,301
Sales tax	526	429
Deferred rent credit	—	37
Accrued professional services	669	583
Accrued insurance premium	433	342
Accrued support services	200	173
Other	203	437

Accrued liabilities	$6,177	$5,482

	December 31,
DEFERRED REVENUE (in thousands):	2011	2010
Components of deferred revenue are as follows:
Royalty advances	$—	$375
Undelivered elements (training, installation, product and support services)	1,105	616
Extended warranty contracts	1,056	1,092

Total Deferred Revenue	2,161	2,083

Less Long-Term amounts:
Extended warranty contracts	(25)	(58)
Royalty advances from	—	(375)

Total Deferred Revenue — Long Term	(25)	(433)

Total Deferred Revenue — Current	$2,136	$1,650

On May 20, 2010, the Company entered into a license agreement (the “2010 P&G Agreement”), with Procter and Gamble Company (“P&G”), which replaced an existing license agreement between the Company and P&G (the “2006 P&G Agreement”). Pursuant to the 2010 P&G Agreement, the Company agreed to continue granting P&G an exclusive license to certain of the Company’s patents to enable P&G to develop products aimed at the consumer market and P&G agreed to pay royalties based on sales of products developed with such intellectual property. The prepaid royalty payments previously paid by P&G were applied to the new exclusive license period from January 1, 2009, through December 31, 2010. At the time, the Company had deferred royalty revenue totaling $1.9 million from the 2006 P&G Agreement. The 2010 P&G Agreement permitted the Company to recognize $1.5 million in royalty revenue for the year ended December 31, 2010 related to the 2009 and 2010 exclusivity period. As of December 31, 2010, $375,000 remained in long term deferred revenue. On June 28, 2011, the Company entered into an amendment to the 2010 P&G Agreement (the “2011 P&G Amendment”) which extended the effective period for the 2010 P&G Agreement from December 31, 2010 through June 30, 2011, and resulted in the Company recognizing the previously deferred $375,000 of revenue as royalty revenue during the quarter ended June 30, 2011.

The 2011 P&G Amendment also provided that effective January 1, 2011, P&G’s exclusive license to the Company’s patents converted to a non-exclusive license unless P&G paid the Company a license payment in the amount of $187,500 by the end of the third quarter of 2011, and at the end of each quarter thereafter, throughout the term of the 2010 P&G

Agreement. As a result of P&G not making any payments to the Company in the third and fourth quarters during the year ended December 31, 2011, their license converted to a non-exclusive license. The Company is currently engaged an active collaboration with P&G to commercialize a consumer product utilizing its patents.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual two-step impairment test of intangible assets and goodwill as of June 30, 2011 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred that would trigger further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2011 and 2010.

Amortization expense for the years ended December 31, 2011, 2010, and 2009, totaled $130,000, $130,000, and $141,000, respectively. Estimated intangible asset amortization expense, based on existing intangible assets, for the years ending December 31, 2012, 2013, 2014, and 2015, is $130,000, $62,000, $13,000, and $7,000, respectively.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2011				As of December 31, 2010
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,702)	$—	$212	$1,914	$(1,572)	$—	$342
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$2,576	$(2,364)	$—	$212	$2,576	$(2,234)	$—	$342

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 5—BANK LINE OF CREDIT AND DEBT

On May 27, 2010 the Company entered into the Loan and Security Agreement with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank. The Loan and Security Agreement evidenced a $5 million term loan, of which $3 million was borrowed on such date. In connection with the Loan and Security Agreement, the Company issued two secured promissory notes in an aggregate principal amount of $3 million, at 14.25%, secured by the Company’s assets, and warrants to purchase up to an aggregate of 101,694 shares of Common Stock at an exercise price of $1.77 per share with an expiration date of May 26, 2015.

On August 10, 2010, the Company entered into a Forbearance Agreement with MidCap Funding III, LLC and Silicon Valley Bank, pursuant to which MidCap Funding III, LLC and Silicon Valley Bank agreed not to exercise their rights and remedies for a certain period of time with respect to the Company’s non-compliance with a financial covenant in the Loan and Security Agreement. On September 23, 2010, the Company entered into Waiver and Amendment No.1 to the Loan and Security Agreement which, among other things, waived its non-compliance at certain testing dates, with a financial covenant contained in the Loan and Security Agreement.

During February 2011, MidCap Financial, LLC and Silicon Valley Bank performed a cashless exercise of all of their warrants, which resulted in the combined issuance of 78,172 shares of unregistered stock.

The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

September 30,
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

In December 2011, the Company financed approximately $433,000 of insurance premiums payable in nine equal monthly installments of approximately $48,000 each, including a finance charge of 2.50%. As of December 31, 2011, there was $433,000 outstanding under this arrangement. Such amount is included in Accrued Liabilities in the accompanying consolidated financial statements.

NOTE 6—INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current:
Federal	$—	$(19)	$(50)
State	16	4	—
Foreign	20	(3)	57

	36	(18)	7

Deferred:
Federal	66	55	41
State	(16)	16	56
Foreign	3	5	15

	53	76	112

	$89	$58	$119

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	(2.3)%	30.4%	69.8%
Tax return to prior year provision adjustments	2.0%	2.7%	(9.6)%
Expiration of federal net operating losses	20.2%	6.4%	47.5%
Reduction of net operating loss attributes	(2.3)%	(1.3)%	0.3%
State tax benefit (net of federal benefit)	18.1%	(6.9)%	(47.5)%
Research credits	(3.0)%	(0.6)%	(1.8)%
Foreign amounts with no tax benefit	(0.2)%	0.1%	(21.7)%
Non-deductible expenses	3.8%	0.8%	2.3%
Stock option expenses with no tax benefit	—	3 .8%	—
Other	(0.1)%	(0.9)%	(1.1)%

Total	2.2%	0.5%	4.2%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Capitalized intangible assets for tax purposes	$576	$1,045
Reserves not currently deductible	2,450	2,629
Deferred revenue	—	204
Stock options	1,959	1,630
State Taxes	41	—
Income tax credits	1,322	1,174
Inventory	906	833
Property and equipment	357	434
Other comprehensive income	144	129
Unrealized gain on foreign currency	99	74
Net operating losses	26,075	26,176

	September 30,	September 30,
	2011	2010
Total deferred tax assets	33,929	34,328
Valuation allowance	(33,784)	(34,250)

Net deferred tax assets	145	78

Capitalized intangible assets	(630)	(544)
State tax	—	(1)
Other	(101)	(66)

Total deferred tax liabilities	(731)	(611)

Net deferred tax liabilities	$(586)	$(533)

Based upon the Company’s operating losses incurred for the three years ended December 31, 2011, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $33.8 million as of December 31, 2011, excluding a portion of the foreign operations totaling $8,000 and $11,000 at December 31, 2011 and 2010, respectively. Management considered factors such as the Company’s earnings history, future projected earnings and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2011, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $68.0 million and $42.8 million, respectively, which begin to expire in 2012. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, the Company completed an analysis to determine the potential applicability of any annual limitations imposed by IRC Section 382. Based on the analysis, management determined that there was no significant IRC Section 382 limitation. As of December 31, 2011, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $786,000 and $475,000, respectively, which will begin to expire in 2018 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

In addition to the NOL carryforwards included in the deferred tax asset and liability schedule are excess tax deductions relating to stock options that have not been realized. When the benefit of the NOLs containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2011, the cumulative unrealized excess tax deductions amounted to approximately $6.6 million. These amounts have been excluded from the Company’s NOL carryforwards. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, the Company would expect additional paid-in-capital to increase by approximately $2.7 million. The Company follows the appropriate ordering rules to determine when such NOLs have been realized.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2011 (in thousands):

September 30,
Balance at December 31, 2010	$1,225
Additions for tax positions related to the current year	—
Lapse of statute of limitations	(159)

Balance at December 31, 2011	$1,066

Included in the payable at December 31, 2011, are $91,000 of tax positions, which if recognized, would increase the Company’s annual effective tax rate. As of December 31, 2011, the Company has recorded a liability for potential penalties and interest of $18,000 and $28,000, respectively. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The federal and state NOL and credit carryforwards per the income tax returns filed in prior years included uncertain tax positions taken and are larger than the NOL and credit carryforwards recognized for financial statement purposes.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2004 through 2010 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for the Company’s foreign subsidiaries as of December 31, 2011. There were no undistributed earnings from foreign subsidiaries as of December 31, 2011. The Company has restructured its international operations and intends to reinvest any earnings until such time a decision is made to liquidate the foreign operations.

During 2009, California lawmakers approved the state budget (Assembly Bill X3115), which included a number of corporate income and franchise tax changes that could have a significant impact on corporate taxpayers. These include a single-sales apportionment factor election and a market-based sourcing rule. These new tax provisions are effective in the 2011 tax year and may impact the measurement of state deferred taxes since it affects future state income apportionment methodology. As of December 31, 2011, due to the uncertainty in profitability, the Company has not committed to utilizing the single sales factor during the reversal period of deductible temporary differences. Should the Company decide to make an election in the future years using a single sales factor and the market-based sourcing rule, the Company may need to adjust the state rate used to tax effect its deferred tax assets/liabilities and record any impact to the financial statements in the period such a decision is made.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Leases

In January 2006, the Company entered into a five-year lease for its 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California, with initial monthly installments of $38,692 and annual adjustments over the lease term. On September 24, 2009, the lease was amended to extend the term through April 20, 2015, adjust the basic rent, and modify provisions to the security deposit. On January 4, 2011, the lease was further amended to defer a portion of the basic rent to future periods. The Company is recognizing rent expense on a straight line basis with the difference between rent expense and the cash paid recorded to deferred rent. These amounts are reflected in the commitments as of December 31, 2011, listed below. The Company also leases certain office equipment and automobiles under various operating lease arrangements.

Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

September 30,
2012	$598
2013	571
2014	583
2015	190
Thereafter	—

Total future minimum lease obligations	$1,942

Rent expense totaled approximately $1.0 million, $849,000, and $846,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Licensed patent rights

In February 2005, the Company purchased a license to use certain patent rights for technology in the field of presbyopia totaling $2.0 million, including related transaction costs. The entire consideration has been expensed as in-process research and development. In 2006, additional consideration totaling $100,000 was expensed as incurred with the remaining $100,000 expensed at $25,000 annually through 2010.

Employee arrangements and other compensation

In March 2009, the Company entered into a Separation and General Release Agreement, with Mr. Jake St. Philip (“the St. Philip Separation Agreement”) who was the Company’s Chief Executive Officer (“CEO”). Pursuant to the St. Philip Separation Agreement, the Company agreed to pay a severance payment of $350,000, of which half was paid in May 2009 and half was paid in twelve consecutive equal monthly installments commencing on June 1, 2009. In addition, the Company paid COBRA premiums on his behalf for twelve months. The St. Philip Separation Agreement superseded any prior employment agreements.

On August 24, 2010, the Company entered into a Separation Agreement with Mr. Dave Mulder (“the Mulder Separation Agreement”), whereby Mr. Mulder resigned his positions as the Company’s Chairman of the Board, CEO, and President. Pursuant to the Mulder Separation Agreement, the Company paid Mr. Mulder a one-time severance payment of $10,416.67 and paid COBRA premiums on his behalf for six months. The Mulder Separation Agreement superseded the severance provisions contained in his employment agreement, as amended.

On July 6, 2010, the Company entered into a Separation Agreement with Mr. Brett Scott (“the Scott Separation Agreement”), whereby Mr. Scott resigned his position as the Company’s Chief Financial Officer (“CFO”). Pursuant to the Scott Separation Agreement, the Company paid Mr. Scott a severance payment of $17,500 in two consecutive installments and COBRA premiums on his behalf for three months. The Scott Separation Agreement superseded the severance provisions contained in his employment agreement.

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

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $962,000 at December 31, 2011. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company relies on purchase orders, and generally does not have written supply contracts with its key suppliers. However, as of December 31, 2011, the Company has one long term purchase agreement with a single source supplier in the amount of $2.8 million for delivery of products through 2012, or later depending on the terms set forth in an amendment dated October 1, 2010. The Company has evaluated this purchase commitment as of December 31, 2011 and has determined that no loss accrual is required.

Litigation

The Company discloses material loss contingencies deemed to be reasonably possible and accrues for loss contingencies when, in consultation with its legal advisors, management concludes that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Intellectual Property Litigation

During April 2010, Discus Dental LLC (“Discus”) and Zap Lasers LLC (“Zap”) filed a lawsuit against the Company in the United States District Court for the Central District of California (the “U.S. District Court”), related to the Company’s iLase diode laser. The lawsuit alleged claims for patent infringement, federal unfair competition, common law trademark infringement and unfair competition, fraud and violation of the California Unfair Trade Practices Act. In May 2010, Discus and Zap filed a First Amended Complaint (the “Complaint”) which removed the allegations for fraud as well as certain claims for trademark infringement and unfair competition. In July 2010, Discus informed the U.S District Court that it had acquired Zap and requested that Zap be dropped as a party to the lawsuit and Discus became the sole plaintiff in the suit. Discus was subsequently acquired by Royal Philips Electronics N.V. (“Philips”) on October 11, 2010. Discus and Philips settled all of their claims against the Company in June 2011 for a nominal amount and the Complaint was dismissed in its entirety with prejudice in July 2011.

Other Matters

In the normal course of business, the Company may be subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, the Company’s management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Board of Directors, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. As of December 31, 2011 and 2010, none of the preferred stock was outstanding.

The Company has a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of common stock outstanding at the close of business on December 31, 1998. The rights provide, among other things, that in the event any person becomes the beneficial owner of 15% or more of the Company’s common stock while the rights are outstanding, each right will be exercisable to purchase shares of common stock having a market value equal to two times the then current exercise price of a right (initially $30.00). The rights also provide that, if on or after the occurrence of such event, the Company merges with any other corporation or 50% or more of its assets or earning power are sold, each right will be exercisable to purchase common stock of the acquiring corporation having a market value equal to two times the then current exercise price of such stock. The rights are subject to redemption at $0.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares. The rights had an original expiration date of December 31, 2008, which was amended further extending the term to December 31, 2018.

Common Stock and Stock Purchase Warrants

At December 31, 2011, the Company had 32,502,000 shares of common stock issued with 30,538,000 shares outstanding. The Company currently has 50,000,000 shares of common stock authorized for issuance and 1,964,000 shares of common stock in its treasury.

In May 2010, the Company granted warrants to purchase an aggregate of 101,694 shares of its common stock to MidCap Financial, LLC, and Silicon Valley Bank at a price per share of $1.77, which was subsequently reduced to $0.84. During February 2011, MidCap Financial, LLC, and Silicon Valley Bank performed a cashless exercise of all of their warrants, which resulted in the combined issuance of 78,172 shares of unregistered stock.

During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. The IR Warrants vest quarterly and are revalued each period until the final vesting date. The holders may convert the IR Warrants into a number of shares, in whole or in part. The first tranche of IR Warrants expire on September 20, 2013. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 as a performance bonus when the Company’s stock price closed at a price in excess of $6.00. The second tranche of IR Warrants were subsequently issued in April 2011 and will expire on April 11, 2014. The Company recognized $273,000 of expense related to the IR Warrants during the year ended December 31, 2011. The Company accounts for these non-employee stock warrants using the Black Scholes option pricing model and has concluded that the vesting date is the ultimate final measurement date. As such, the Company will revalue any unvested warrants at the end of each reporting period until the vesting date. As of December 31, 2011, 31,000 of the IR Warrants had been exercised on a cashless basis resulting in the issuance of 24,036 shares of the Company’s common stock and 24,000 of the warrants had been exercised for cash.

On December 23, 2010, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant, as sales agent. In accordance with the terms of the Offering Agreement, the Company was able to issue and sell up to 3,000,000 shares of its common stock under the 2010 Shelf Registration Statement with a fee of 3.75% of the gross proceeds in a series of transactions over time as the Company directed in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1993. “At the market” sales include sales made directly on the NASDAQ Capital Market, the existing trading market for the Company’s common stock, or sales made to or through a market maker other than on an exchange.

During the year ended December 31, 2011, the Company sold approximately 2.2 million shares of common stock with gross proceeds of approximately $7.5 million and net proceeds of approximately $7.2 million, net of commissions and direct costs, through the Offering Agreement with Ascendiant.

On April 7, 2011, the Company entered into an agreement with Rodman & Renshaw, LLC (“Rodman & Renshaw”), pursuant to which Rodman & Renshaw arranged for the sale of shares of its common stock in a registered direct placement (the “April 2011 Registered Direct Placement”) pursuant to the 2010 Shelf Registration Statement with a fee of 4.5% of the aggregate gross proceeds. In addition, on April 7, 2011, the Company and certain institutional investors entered into a securities purchase agreement arranged by Rodman & Renshaw, pursuant to which the Company sold in an aggregate of 320,000 shares of the Company’s common stock in the April 2011 Registered Direct Placement with a purchase price of $5.60 per share for gross proceeds of approximately $1.8 million. The net proceeds to the Company from the April 2011 Registered Direct Placement totaled approximately $1.7 million. The costs associated with the April 2011 Registered Direct Placement of approximately $124,000 were paid in April 2011 upon the closing of the transaction. The shares of common stock sold in connection with the April 2011 Registered Direct Placement were issued pursuant to a prospectus supplement dated April 11, 2011 to the 2010 Shelf Registration Statement, which was filed with the SEC.

The transactions described above exhausted the securities available for sale under the Company’s 2010 Shelf Registration Statement.

In June 2011, the Company entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) under which the Company sold an aggregate of 1,625,947 shares of the Company’s common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of its common stock having an exercise price of $6.50 per share (the “June 2011 Warrants”). The June 2011 Warrants were not exercisable for six months following their issuance. Gross proceeds from the offering totaled approximately $9 million, and net proceeds to the Company, after commissions and other offering expenses of approximately $622,000, totaled approximately $8.4 million. The Company used the proceeds for working capital and general corporate purposes. In connection with the June 2011 Securities Purchase Agreement, the Company entered into an agreement with Rodman & Renshaw in which Rodman & Renshaw agreed to act as the Company’s exclusive placement agent for the offering and the Company paid Rodman & Renshaw fees totaling approximately $451,000, and reimbursed expenses of $50,000. The commissions and expenses paid to Rodman and Renshaw were included in the offering expenses.

The common stock and the June 2011 Warrants were offered and sold, and the common stock issuable upon exercise of the June 2011 Warrants were offered, pursuant to exemptions from registration set forth in section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. As such, the common stock, the June 2011 Warrants, and the common stock issuable upon exercise of the June 2011 Warrants was not permitted to be re-offered or resold absent either registration under the 1933 Act or the availability of an exemption from the registration requirements.

The June 2011 Securities Purchase Agreement was subject to a registration rights agreement whereby the Company would have incurred penalties of up to 3.0% of the offering proceeds if it was unable to file a registration statement by July 19, 2011. The Company filed a registration statement on Form S-3 with the SEC to register the Registerable Securities (File No. 333-175664) on July 19, 2011 which was declared effective by the SEC on August 25, 2011, thereby satisfying the registration rights agreement.

On August 2, 2011, the Company repurchased 90,000 of the June 2011 Warrants for $99,900, or $1.11 per underlying share, plus expenses of $30,000.

Stock Options

As of December 31, 2011, a total of 6,950,000 shares have been authorized for issuance under the Company’s 2002 Stock Incentive Plan, of which 2,284,000 shares have been issued for options which have been exercised, 3,858,000 shares have been reserved for options that are outstanding, and 808,000 shares are available for the granting of additional options.

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

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2009	4,500,000	$5.12
Granted at fair market value	963,000	$1.19
Exercised	(133,000)	$1.30
Forfeited	(1,680,000)	$4.52

Options outstanding, December 31, 2009	3,650,000	$4.50
Granted at fair market value	434,000	$1.77
Granted at above fair market value	1,657,000	$2.00
Exercised	(225,000)	$0.89
Forfeited	(1,386,000)	$3.91

Options outstanding, December 31, 2010	4,130,000	$3.60
Granted at fair market value	1,151,000	$4.11
Exercised	(657,000)	$2.08
Forfeited	(766,000)	$4.92

Options outstanding, December 31, 2011	3,858,000	$3.75	4.57	$1,339,000

Options exercisable, December 31, 2011	2,060,000	$4.49	4.58	$805,000
Options expired during 2011	312,000	$7.95		$14,000

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.72 – $1.99	443,000	$1.31	6.81	433,000	$1.35
$2.00 – $2.99	1,733,000	$2.13	4.41	489,000	$2.00
$3.00 – $3.99	210,000	$3.21	4.70	31,000	$3.24
$4.00 – $4.99	409,000	$4.18	4.39	310,000	$4.00
$5.00 – $5.99	538,000	$5.45	4.45	284,000	$5.52
$6.00 – $9.99	321,000	$7.44	4.16	309,000	$7.50
$10.00 – $13.99	150,000	$11.34	2.31	150,000	$11.34
$14.00 – $18.99	54,000	$14.14	2.43	54,000	$14.14

Total	3,858,000	$3.75	4.57	2,060,000	$4.49

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	September 30,	September 30,	September 30,
	Twelve Months Ended December 31,
	2011	2010	2009
Proceeds from stock options exercised	$1,244	$199	$173
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$1,328	$111	$120
Weighted-average fair value of options granted	$2.97	$1.09	$0.81
Total fair value of shares vested during the year	$1,259	$713	$1,488

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. Currently the Company does not receive a tax benefit related to the exercise of stock options due to its net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

NOTE 9— SEGMENT INFORMATION

The Company currently operates in a single business segment. For the year ended December 31, 2011, sales in the United States accounted for approximately 67% of net revenue and international sales accounted for approximately 33% of net revenue. For the years ended December 31, 2010 and 2009, sales in the United States accounted for approximately 64% and 72% of net revenue and international sales accounted for approximately 36% and 28% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
United States	$32,782	$16,900	$31,134
International	16,076	9,325	12,213

	$48,858	$26,225	$43,347

No individual international country represented more than 10% of sales during the years ended December 31, 2011, 2010, and 2009.

Long-lived assets located outside of the United States at our foreign subsidiaries, totaled approximately $542,000 and $584,000 as of December 31, 2011 and 2010, respectively.

NOTE 10—CONCENTRATIONS

Revenue from Waterlase systems, the Company’s principal product line, which includes the iPlus and the MD Turbo, comprised 60%, 32%, and 53% of total net revenues for the years ended December 31, 2011, 2010, and 2009, respectively. Revenue from Diode systems comprised 19%, 30%, and 20% of total revenue for the same periods. Revenue from consumables, service, and warranty contracts comprised 20%, 32%, and 24% of total revenue for the same periods.

Approximately 19%, 38% and 75% of the Company’s revenue in 2011, 2010 and 2009, respectively, was generated through sales to HSIC worldwide.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

There were no accounts receivable concentrations at December 31, 2011. Accounts receivable concentrations from one international distributor totaled $430,000, or 13%, at December 31, 2010.

The Company currently purchases certain key components of its products from single suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause delays in manufacturing and a possible loss of sales, which could adversely affect the Company’s results of operations.

NOTE 11—SUBSEQUENT EVENTS

Termination Agreement

In February 2012, the Company entered into the 2012 Termination Agreement with HSIC, a leading U.S. dental products and equipment distributor, to purchase the remaining inventory of Waterlase MD Turbo laser systems held by HSIC. This agreement terminated and superseded all prior agreements with HSIC. Further, HSIC will release all liens on the Company’s assets on the closing date, as all obligations of repayment of the prepaid purchases have been entirely fulfilled.

HSIC will continue selling the iLase handheld laser system currently in their inventory and will retain the non-exclusive right to be a dealer of the Company’s products on the same prevailing terms and conditions of other strictly selected dealers.

Stock Dividend

In March 2012, the Board of Directors adopted a 2% annual stock dividend policy for 2012 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 30, 2012 to stockholders of record on March 15, 2012.

Stock Options

On March 2, 2012, the Board of Directors accelerated the vesting period for 95,833 common stock options held by the Company’s CEO. The options were originally granted in December 2011 at $2.58 per share with monthly vesting over four years. The Board of Directors accelerated the vesting period to March 2, 2012, in part due to the CEO’s commitment to maintain his annual salary of one dollar for the year ending December 31, 2012. Accelerating the vesting period of the common stock options resulted in the Company recognizing unamortized compensation cost of approximately $183,000 during March 2012. The transaction did not result in any additional compensation cost as the stock price was below the option price on the date the common stock options were modified.

BIOLASE TECHNOLOGY, INC.

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	September 30,	September 30,	September 30,	September 30,
	Balance at Beginning of Year	Charges (Reversals) to Cost or Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2011:
Allowance for doubtful accounts	$311	$74	$(96)	$289
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	34,250	(466)	—	33,784

Year Ended December 31, 2010:
Allowance for doubtful accounts	$421	$(80)	$(30)	$311
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	30,177	4,073	—	34,250

Year Ended December 31, 2009:
Allowance for doubtful accounts	$526	$(62)	$(43)	$421
Allowance for sales returns	187	(77)	—	110
Allowance for tax valuation	27,442	2,735	—	30,177