Form 10-Q
period 2012-03-31
BIOLASE TECHNOLOGY INC
filed 2012-05-10
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of May 4, 2012, was 30,879,524 shares.

BIOLASE TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,772	$3,307
Accounts receivable, less allowance of $305 and $289 in 2012 and 2011, respectively	8,983	8,899
Inventory, net	10,337	11,312
Prepaid expenses and other current assets	1,163	1,808

Total current assets	23,255	25,326
Property, plant and equipment, net	1,338	1,148
Intangible assets, net	179	212
Goodwill	2,926	2,926
Deferred tax asset	8	8
Other assets	187	187

Total assets	$27,893	$29,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,524	$7,804
Accrued liabilities	5,442	6,177
Customer deposits	20	165
Deferred revenue, current portion	2,232	2,136

Total current liabilities	15,218	16,282
Deferred tax liabilities	612	594
Deferred revenue, long-term	17	25
Other liabilities, long-term	139	337

Total liabilities	15,986	17,238

Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 32,769 and 32,502 shares issued in 2012 and 2011, respectively; and 30,805 and 30,538 shares outstanding in 2012 and 2011, respectively	33	33
Additional paid-in capital	139,454	138,507
Accumulated other comprehensive loss	(297)	(360)
Accumulated deficit	(110,884)	(109,212)

	28,306	28,968
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	11,907	12,569

Total liabilities and stockholders’ equity	$27,893	$29,807

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Products and services revenue	$12,312	$10,546
License fees and royalty revenue	8	15

Net revenue	12,320	10,561
Cost of revenue	6,513	5,722

Gross profit	5,807	4,839

Operating expenses:
Sales and marketing	4,028	2,453
General and administrative	2,211	1,699
Engineering and development	1,190	1,093

Total operating expenses	7,429	5,245

Loss from operations	(1,622)	(406)

Loss on foreign currency transactions	(17)	(38)
Interest income	1	—
Interest expense	(5)	(73)
Nonrecurring charge, unamortized debt-related cost expense	—	(225)

Non-operating loss, net	(21)	(336)

Loss before income tax provision	(1,643)	(742)
Income tax provision	29	8

Net loss	(1,672)	(750)
Other comprehensive loss items:
Foreign currency translation adjustments	63	114

Comprehensive loss	$(1,609)	$(636)

Net loss per share:
Basic	$(0.05)	$(0.03)

Diluted	$(0.05)	$(0.03)

Shares used in the calculation of net loss per share:
Basic	30,721	27,343

Diluted	30,721	27,343

See accompanying notes to consolidated financial statements.

BIOLASE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,672)	$(750)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	125	228
Loss on disposal of assets, net	—	7
Provision for bad debts	16	10
Amortization of discounts on term loan payable	—	78
Amortization of debt issuance costs	—	99
Stock-based compensation	583	220
Other equity instruments compensation	25	96
Other non-cash compensation	62	61
Deferred income taxes	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(100)	(2,645)
Inventory	975	(191)
Prepaid expenses and other assets	606	212
Customer deposits	(145)	(2,923)
Accounts payable and accrued liabilities	(957)	431
Deferred revenue	(111)	4

Net cash and cash equivalents used in operating activities	(593)	(5,064)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(266)	(18)

Net cash and cash equivalents used in investing activities	(266)	(18)

Cash Flows From Financing Activities:
Payments under term loan payable	—	(2,700)
Proceeds from equity offering, net of expenses	—	7,049
Proceeds from exercise of stock options	277	594

Net cash and cash equivalents provided by financing activities	277	4,943

Effect of exchange rate changes	47	77

Change in cash and cash equivalents	(535)	(62)
Cash and cash equivalents, beginning of period	3,307	1,694

Cash and cash equivalents, end of period	$2,772	$1,632

Supplemental cash flow disclosure:
Cash activity during the period for:
Interest	$3	$73

Income taxes	$21	$8

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE Technology, Inc. and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Management believes that there have been no significant changes during the three months ended March 31, 2012 in the Company’s critical accounting policies from those disclosed in Item 7 of on the Company’s 2011 Form 10-K.

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of these items.

Liquidity and Management’s Plans

The Company has suffered recurring losses from operations during the three years ended December 31, 2011. Although the Company’s revenues increased during the quarter ended March 31, 2012 compared to the same period in 2011, the Company still incurred a loss from operations and a net loss.

At March 31, 2012, the Company had approximately $8.0 million in working capital. The Company’s principal sources of liquidity at March 31, 2012 consisted of approximately $2.8 million in cash and cash equivalents and $9.0 million of net accounts receivable.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to increase sales by increasing the Company’s product offerings, expanding its direct sales force, and expanding its distributor relationships both domestically and internationally.

There can be no assurance that the Company will be able to increase sales, reduce expenses, or obtain additional financing, if necessary, at a level to meet its current obligations. As a result, the report of the Company’s independent registered public accounting firm on its consolidated financial statements for the year ended December 31, 2011 contained an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

From time to time, the Company may attempt to raise capital through either equity or debt offerings. The Company’s capital requirements will depend on many factors, including, among other things, the effects of any acquisitions it may pursue as well as the rate at which its business grows, with corresponding demands for working capital and manufacturing capacity. The Company could be required, or may elect, to seek additional funding through public or private equity or debt financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to the Company or at all, or that any such financing activity would not be dilutive to its stockholders. Without additional funds and/or increased revenues, the Company may not have enough cash or financial resources to operate for the next twelve months.

On February 22, 2012, the Company entered into a definitive termination agreement (the “2012 Termination Agreement”) with Henry Schein, Inc. (“HSIC”), a leading U.S. dental product and equipment distributor and the Company’s former exclusive distributor in North America. The 2012 Termination Agreement, which was completed on April 12, 2012 (subsequent to the quarter ended March 31, 2012), terminated and superseded all prior agreements with HSIC. Pursuant to the 2012 Termination Agreement, the Company purchased HSIC’s inventory of Waterlase MD Turbo laser systems and HSIC released its liens on the Company’s assets. The Company paid the entire purchase price by offsetting accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. The Company expects to use the purchased equipment as a source of parts to service its installed base of approximately 6,500 Waterlase MD Turbo laser systems and for its newly released Waterlase MDX line of all-tissue lasers, as well as for use in dental schools to promote the Company’s Waterlase technology. See Note 13 – Subsequent Events for further discussion.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to not be applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Newly Adopted Accounting Standards

In September 2011, the FASB issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated the accounting guidance relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two, but consecutive, statements. Additionally, companies are required to present on the face of the consolidated financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and requires retrospective application to all periods presented. The Company adopted this guidance effective January 1, 2012 and elected to present a single continuous statement of comprehensive loss. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”). Eligible persons under the 2002 Plan include certain officers and employees of the Company and directors of the Company. Under the 2002 Plan, 6,950,000 shares of common stock have been authorized for issuance. As of March 31, 2012, 2,393,000 shares of common stock have been issued pursuant to options that were exercised, 3,746,000 shares of common stock have been reserved for options that are outstanding, and 811,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results during the three months ended March 31, 2012 and 2011, totaled approximately $583,000 and $220,000, respectively. The net impact to earnings for the periods ended March 31, 2012 and 2011 was $(0.02) and $(0.01) per basic and diluted share, respectively. At March 31, 2012, the Company had approximately $2.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The Company expects that cost to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$58	$30
Sales and marketing	121	85
General and administrative	358	85
Engineering and development	46	20

	$583	$220

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

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Expected term	4.1 years	4.2 years
Volatility	102%	103%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	0.93%	2.18%

A summary of option activity under our stock option plans for the three months ended March 31, 2012 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
Options outstanding at December 31, 2011	3,858,000	$3.75
Plus: Options granted	134,000	$2.82
Less: Options exercised	(109,000)	$2.53
Options forfeited, canceled, or expired	(137,000)	$2.59

Options outstanding at March 31, 2012	3,746,000	$3.79	4.25	$1,539,000

Options exercisable at March 31, 2012	2,250,000	$4.35	4.26	$1,015,000

Vested options expired during the quarter ended March 31, 2012	1,000	$8.46

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Proceeds from stock options exercised	$277	$594
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$11	$609
Weighted-average fair value of options granted during period	$1.99	$2.39
Total fair value of shares vested during the period	$557	$199

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

On March 2, 2012, the Board of Directors accelerated the vesting period for options to purchase 95,833 shares of common stock held by Federico Pignatelli, the Company’s Chairman and Chief Executive Officer (“CEO”). The options were originally granted in December 2011 at $2.58 per share with monthly vesting over four years. The Board of Directors accelerated the vesting period to March 2, 2012, in part due to the CEO’s continued commitment to maintain his annual salary of one dollar for the year ending December 31, 2012. Accelerating the vesting period of the common stock options resulted in the Company recognizing unamortized compensation cost of approximately $183,000 during March 2012. The transaction did not result in any additional compensation cost primarily as the effects of the decrease in the expected term and volatility offset the effects of the difference between the stock price and the option price on the date the vesting of the common stock options were modified.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,514,000 shares were not included in the computation of diluted loss per share for the three months ended March 31, 2012 as a result of their anti-dilutive effect.

The Company intends to pay a 2% annual stock dividend, in quarterly installments, for the year ending December 31, 2012. Stock dividends are discussed quarterly by the Company’s Board of Directors and management. The actual declaration of future stock dividends and the establishment of the record and payment dates are subject to final determination by the Company’s Board of Directors after its review of the Company’s financial performance, the expected results of future operations, availability of shares, and other factors that the Board of Directors may deem relevant. The Company’s dividend policy may be changed at any time by the Company’s Board of Directors, and there is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

In March 2012, the Board of Directors declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 30, 2012 to stockholders of record on March 15, 2012. The March Stock Dividend was deemed to be a special dividend. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of the March Stock Dividend.

Warrants

During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. The IR Warrants vest quarterly and will be revalued each period until the final vesting date. The holders may convert the IR Warrants into a number of shares, in whole or in part. The first tranche of IR Warrants expire on September 20, 2013. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 as a performance bonus when the Company’s stock price closes at a price in excess of $6.00. The second tranche of IR Warrants were subsequently issued in April 2011 and will expire on April 11, 2014. The Company accounts for these non-employee stock warrants using the Black Scholes option pricing model. The Company has concluded that the vesting date is the ultimate final measurement date, and will revalue any unvested warrants at the end of each reporting period until that date. The Company recognized $25,000 and $96,000 of expense related to the IR Warrants, including the estimated cost associated with the second tranche of IR Warrants, during the quarters ended March 31, 2012 and 2011, respectively.

NOTE 4 – INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$3,756	$4,280
Work-in-process	2,115	2,538
Finished goods	4,466	4,494

Inventory, net	$10,337	$11,312

Inventory is net of the provision for excess and obsolete inventory totaling $2.1 million and $2.3 million as of March 31, 2012 and December 31, 2011, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$254	$247
Building	326	317
Leasehold improvements	957	957
Equipment and computers	5,849	5,729
Furniture and fixtures	1,042	1,036
Construction in progress	169	26

	8,597	8,312
Accumulated depreciation and amortization	(7,259)	(7,164)

Property, plant and equipment, net	$1,338	$1,148

Depreciation and amortization expense related to property, plant, and equipment totaled $92,000 and $195,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

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

Amortization expense for the three months ended March 31, 2012 and March 31, 2011 totaled $33,000 and $33,000, respectively. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2012				As of December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,735)	$—	$179	$1,914	$(1,702)	$—	$212
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$2,576	$(2,397)	$—	$179	$2,576	$(2,364)	$—	$212

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 – ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Payroll and benefits	$1,645	$1,928
Warranty accrual	1,926	2,218
Sales tax	419	526
Accrued professional services	689	669
Accrued insurance premium	242	433
Accrued support services	350	200
Other	171	203

Accrued liabilities	$5,442	$6,177

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Initial warranty accrual, beginning balance	$2,218	$2,725
Provision for estimated warranty cost	122	508
Warranty expenditures	(414)	(505)

Initial warranty accrual, ending balance	1,926	2,728
Total warranty accrual, long term	—	(524)

Total warranty accrual, current portion	$1,926	$2,204

Deferred revenue is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Undelivered elements (training, installation and product and support services)	$1,171	$1,105
Extended warranty contracts	1,078	1,056

Total deferred revenue	2,249	2,161

Less long-term amounts:
Extended warranty contracts	(17)	(25)

Total deferred revenue, long-term	(17)	(25)

Total deferred revenue, current portion	$2,232	$2,136

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

The 2011 P&G Amendment also provided that effective January 1, 2011, P&G’s exclusive license to the Company’s patents converted to a non-exclusive license unless P&G paid the Company a license payment in the amount of $187,500 by the end of the third quarter of 2011, and at the end of each quarter thereafter, throughout the term of the 2010 P&G Agreement. As a result of P&G not making any payments to the Company in the third and fourth quarters of the year ended December 31, 2011, their license converted to a non-exclusive license. The Company is currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing its patents.

NOTE 8 – LINE OF CREDIT AND DEBT

The Company entered into a Loan and Security Agreement with MidCap Financial, LLC (whose interests were later assigned to its affiliate MidCap Funding III, LLC) and Silicon Valley Bank in May 2010. In connection with the Loan and Security Agreement, the Company issued two secured promissory notes in an aggregate principal amount of $3 million, at 14.25%, secured by the Company’s assets, and warrants to purchase up to an aggregate of 101,694 shares of Common Stock at an exercise price of $1.77 per share with an expiration date of May 26, 2015. The per share price of the warrants was subsequently reduced in September 2010 to $0.84 per share in connection with Waiver and Amendment No. 1 to the Loan and Security Agreement.

During February 2011, the Company repaid all outstanding balances under the Loan and Security Agreement, which included approximately $2.6 million in principal, $30,000 of accrued interest, and $169,000 of loan related expenses and MidCap Funding III, LLC and Silicon Valley Bank released their security interest in the Company’s assets. Unamortized costs totaling approximately $225,000, excluding interest, associated with the term loan payable were expensed in February 2011. MidCap Financial, LLC and Silicon Valley Bank also performed a cashless exercise of all of their warrants during February 2011, which resulted in the combined issuance of 78,172 shares of unregistered stock. The Loan and Security Agreement was terminated in February 2011.

In December 2011, the Company financed approximately $433,000 of insurance premiums payable in nine equal monthly installments of approximately $48,000 each, including a finance charge of 2.50%. As of March 31, 2012, there was $242,000 outstanding under this arrangement. Such amount is included in Accrued Liabilities in the accompanying consolidated financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Intellectual Property

On April 24, 2012, CAO Group, Inc. filed a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging patent infringement of U.S. Patent No. 7,485,116 involving the Company’s ezlase diode laser. The complaint seeks unspecified damages, attorneys’ fees, interest, costs, and injunctive relief. Management plans to vigorously defend against the allegations.

Other Matters

In the normal course of business, the Company is subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s consolidated financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.

NOTE 10 – SEGMENT INFORMATION

The Company currently operates in a single business segment. For the quarter ended March 31, 2012, sales in the United States accounted for approximately 68% of net revenue, and international sales accounted for approximately 32% of net revenue. For the quarter ended March 31, 2011, sales in the United States accounted for approximately 81% of net revenue, and international sales accounted for approximately 19% of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$8,364	$8,525
International	3,956	2,036

	$12,320	$10,561

No individual country, other than the United States, represents more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $554,000 and $542,000 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 11 – CONCENTRATIONS

Revenue from Waterlase systems, the Company’s principal product line, which includes the iPlus, MDX systems, and the MD Turbo, comprised 65% and 41% of total net revenues for the three months ended March 31, 2012 and 2011, respectively. Revenue from Diode systems comprised 11% and 36% of total net revenue for the same periods. Revenue from consumables, service and warranty contracts comprised 23% and 22% of total net revenue for the same periods.

Approximately 8% and 35% of the Company’s net revenue in the quarters ended March 31, 2012 and 2011, respectively, was generated through sales to HSIC worldwide.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

Accounts receivable concentrations from one international distributor totaled $1.3 million, or 15%, at March 31, 2012 and $716,000, or 8%, at December 31, 2011.

The Company currently purchases certain key components of its products from single suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause delays in manufacturing and a possible loss of sales, which could adversely affect the Company’s consolidated results of operations.

NOTE 12 – INCOME TAXES

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended March 31, 2012 and 2011, the Company recorded an increase of $1,000 and $1,000, respectively, with respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest.

NOTE 13 – SUBSEQUENT EVENTS

2012 Termination Agreement

On April 12, 2012, the Company completed the 2012 Termination Agreement with HSIC whereby the Company purchased HSIC’s inventory of Waterlase MD Turbo laser systems and HSIC released its liens on the Company’s assets. Pursuant to the terms of the 2012 Termination Agreement, the Company paid the entire purchase price by offsetting accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. As a result of the transaction, the Company is no longer required to fulfill certain future service obligations and, accordingly, derecognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided and approximately $142,000 of accrued warranties as of March 31, 2012. The Company expects to record the remaining effects of the 2012 Termination Agreement in the second quarter ending June 30, 2012.

Non-Qualified Stock Option Award

On May 7, 2012, the Board of Directors granted a non-qualified stock option to purchase 65,000 shares of the Company’s common stock to a consultant, at a price per share of $2.55, the closing market price of the Company’s common stock on the grant date. The shares fully vest and become exercisable upon achieving certain performance conditions, as defined in the consulting agreement, and expire five years from the grant date. The Company is unable to currently estimate the probability of achieving the required performance conditions and, accordingly, no stock-based compensation has been recognized. The Company will reassess whether achievement of the performance conditions is probable on a quarterly basis and recognize stock-based compensation when it is probable that the performance conditions will be achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase Technology, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Overview

We are a medical technology company that develops, manufactures, and markets lasers, and markets and distributes dental imaging equipment and other related products designed to improve technologies for applications and procedures in dentistry and medicine. Our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the FDA to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and various other international markets. Since 1998, we have sold over 8,900 Waterlase systems, including more than 4,900 Waterlase MD and iPlus systems, and more than 19,600 laser systems in over 60 countries.

We offer two categories of laser system products: Waterlase systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening. We currently have over approximately 160 issued and 120 pending U.S. and international patents, 70 percent of which are related to our core Waterlase technology and medical lasers.

We have suffered recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2011. Our inability to generate cash from operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from our inability to continue as a going concern.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through multiple distributors; establish profitable operations through increased sales and reduced operating expenses; and potentially raise additional funds, principally through the sales of our securities or debt financings, to meet our working capital needs.

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

On September 23, 2010, we entered into the D&S Agreement with HSIC, effective August 30, 2010, which terminated all prior agreements with HSIC. Under the D&S Agreement, we granted HSIC certain non-exclusive distribution rights in North America and several international markets with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for our products. The first purchase order, totaling $6 million, was for the purchase of iLase systems and was required to be fulfilled by June 30, 2011. The first purchase order was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, was for the purchase of a combination of laser systems and was required to be fulfilled by August 25, 2011. The second purchase order was fully satisfied during the third quarter of 2011. The D&S Agreement granted HSIC a security interest in our inventory and assets, including our intellectual property.

On April 12, 2012, we completed a transaction with HSIC (the “2012 Termination Agreement”) whereby we purchased HSIC’s inventory of Waterlase MD Turbo laser systems and HSIC released its liens on our assets. Pursuant to the terms of the transaction, the entire purchase price was paid by offsetting certain accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. As a result of the transaction, we are no longer required to fulfill certain future service obligations and, accordingly, derecognized approximately $155,000 of accounts receivable due from HSIC related to support services and approximately $142,000 of accrued warranties as of March 31, 2012. We expect to record the remaining effects of the transaction in the second quarter ending June 30, 2012.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10K for the year ended December 31, 2011 (the “2011 Form 10-K”). Management believes that there have been no significant changes during the three months ended March 31, 2012 in our critical accounting policies from those disclosed in Item 7 of the 2011 Form 10-K.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended March 31,
	2012	2011
Net revenue	100.0%	100.0%
Cost of revenue	52.9	54.2

Gross profit	47.1	45.8

Operating expenses:
Sales and marketing	32.7	23.2
General and administrative	18.0	16.1
Engineering and development	9.6	10.3

Total operating expenses	60.3	49.6

Loss from operations	(13.2)	(3.8)
Non-operating income, net	(0.2)	(3.2)

Loss before income taxes	(13.4)	(7.0)
Income tax provision	0.2	0.1

Net loss	(13.6)%	(7.1)%

The following table summarizes our net revenues by category for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
Waterlase systems	$7,982	65%	$4,375	42%
Diode systems	1,342	11%	3,849	36%

Total laser systems	9,324	76%	8,224	78%
Imaging systems	143	1%	—	—%
Consumables and service	1,506	12%	1,276	12%
Warranty and training	1,339	11%	1,046	10%

Total products and services	12,312	100%	10,546	100%
License fees and royalty	8	—%	15	—%

Net revenue	$12,320	100%	$10,561	100%

Three months ended March 31, 2012 and 2011

Net Revenue. Net revenue for the three months ended March 31, 2012, (“First Quarter 2012”) was $12.3 million, an increase of $1.7 million, or 17%, as compared with net revenue of $10.6 million for the three months ended March 31, 2011 (“First Quarter 2011”). Domestic revenues were $8.4 million, or 68% of net revenue, for First Quarter 2012 versus $8.6 million, or 81% of net revenue, for First Quarter 2011. International revenues for First Quarter 2012 were $3.9 million, or 32% of net revenue, as compared with $2.0 million, or 19% of net revenue, for First Quarter 2011. The increase in net revenue is primarily attributable to increases in international laser system sales volume which doubled year-over-year as well as increased domestic consumables and service and warranty and training sales which increased 24% year-over-year due to increased sales and marketing efforts.

Laser system net revenue increased by approximately $1.1 million, or 13% in the First Quarter 2012 compared to the same quarter of 2011. Sales of our Waterlase systems increased $3.6 million, or 82%, in the First Quarter 2012 compared to the same period in 2011 due to increased sales and marketing efforts. Net revenue from our Diode systems decreased by approximately $2.5 million, or 65%, in the First Quarter 2012 compared to the First Quarter 2011, primarily as a result of $3.0 million of iLase sales to HSIC in the First Quarter 2011 under the initial non-refundable prepaid purchase order under the D&S Agreement.

Imaging system net revenue was $143,000 for the First Quarter 2012.

Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts, and shipping revenue increased by approximately $523,000 or 23% for First Quarter 2012 as compared to the same period of 2011. Consumable products revenue increased $230,000, or 18%, and service revenues increased approximately $293,000, or 28%. The increased revenues are due to increased sales and marketing efforts.

License fees and royalty revenue of $8,000 for First Quarter 2012 was consistent with $15,000 for First Quarter 2011.

Cost of Revenue. Cost of revenue for First Quarter 2012 increased by $791,000, or approximately 14%, to $6.5 million, compared with cost of revenue of $5.7 million for First Quarter 2011. This increase is primarily attributable to increases in sales. Although cost of revenue increased in First Quarter 2012 on an absolute basis as compared to First Quarter 2011, cost of revenue decreased when expressed as a percentage of net revenues, from 54.2% of net revenues in First Quarter 2011 to 52.9% of net revenues in First Quarter 2012.

Gross Profit. Gross profit for First Quarter 2012 increased by $968,000 to $5.8 million, or 47% of net revenue, as compared with gross profit of $4.8 million, or 46% of net revenue, for First Quarter 2011. The increase was primarily due to higher sales volumes of the Waterlase iPlus system which had lower margins in the First Quarter 2011 due to higher costs associated with the product launch. First Quarter 2012 also included a one time warranty reduction of $142,000 related to 2012 Termination Agreement with HSIC which partially offset increased freight costs of $202,000.

Operating Expenses. Operating expenses for First Quarter 2012 increased by $2.2 million, or 42%, to $7.4 million as compared to $5.2 million for First Quarter 2011. The year-over-year increase in expense is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for First Quarter 2012 increased by $1.6 million, or approximately 64%, to $4.0 million, or 33% of net revenue, as compared with $2.4 million, or 23% of net revenue, for First Quarter 2011. The increase is primarily a result of increased payroll and consulting related expenses of $221,000, increased travel and entertainment expenses of $178,000, increased commission expenses of $330,000, increased media and advertising expenses of $271,000, and increased convention costs of $233,000.

General and Administrative Expense. General and administrative expenses for First Quarter 2012 increased by $512,000, or 30%, to $2.2 million, or 18% of net revenue, as compared with $1.7 million, or 16% of net revenue, for First Quarter 2011. The increase in general and administrative expenses resulted primarily from increased payroll and consulting related expenses of $339,000 and increased patent and legal expenses of $43,000.

Engineering and Development Expense. Engineering and development expenses for First Quarter 2012 increased by $97,000, or 9%, to $1.2 million, or 10% of net revenue, as compared with $1.1 million, or 10% of net revenue, for First Quarter 2011. The increase was primarily related to increased payroll and consulting related expenses of $75,000.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions. We realized a $17,000 loss on foreign currency transactions for First Quarter 2012, compared to a $38,000 loss on foreign currency transactions for First Quarter 2011 due to the changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar, and the New Zealand dollar.

Interest Income. Interest income results from interest earned on our cash and equivalents balances. Interest income totaled approximately $1,000 and $0 for First Quarter 2012 and 2011, respectively.

Interest Expense. Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was repaid in full in February 2011. Interest expense totaled approximately $5,000 and $73,000 for First Quarter 2012 and 2011, respectively.

Nonrecurring Charge for the Expense of Unamortized Debt-Related Costs. Unamortized debt-related costs in the amount of $225,000 were expensed in First Quarter 2011 as a result of paying off the term loan payable in February 2011.

Income Taxes. Our provision for income taxes was $29,000 for First Quarter 2012, compared to $8,000 for First Quarter 2011.

Net Loss. For the reasons stated above, our net loss was $1.7 million for First Quarter 2011 compared to a net loss of $750,000 for First Quarter 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had approximately $8.0 million in working capital. The Company’s principal sources of liquidity at March 31, 2012 consisted of $2.8 million in cash and cash equivalents and $9.0 million of net accounts receivable. We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The following table summarizes our statements of cash flows (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$(593)	$(5,064)
Investing activities	(266)	(18)
Financing activities	277	4,943
Effect of exchange rate changes	47	77

Net change in cash and cash equivalents	$(535)	$(62)

Operating Activities

Net cash used in operating activities during First Quarter 2012 was $593,000. Cash flow from operating activities consists of net loss, adjusted for our non-cash charges, plus or minus working capital changes. Net cash provided by working capital changes totaled $268,000 for First Quarter 2012. The most significant changes in operating assets and liabilities for First Quarter 2012, as reported in our consolidated statements of cash flows, were decreases of $1.0 million in inventory, $606,000 in prepaid expenses and other assets, and $957,000 in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities for First Quarter 2012 consisted of $266,000 of capital expenditures. For fiscal 2012, we expect capital expenditures to total approximately $1.2 million, and we expect depreciation and amortization to total approximately $700,000.

Financing Activities

Net cash provided by financing activities for First Quarter 2012 was $277,000 related to proceeds from the exercise of stock options.

Future Liquidity Needs

At March 31, 2012, we had approximately $8.0 million in working capital. Our principal sources of liquidity at March 31, 2012 consisted of $2.8 million in cash and cash equivalents and $9.0 million of net accounts receivable.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to seek to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. There can be no assurance that we will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we received from our independent registered public accounting firm as of and for the year ended December 31, 2011 contained an explanatory paragraph stating that there was substantial doubt regarding our ability to continue as a going concern at that time.

Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, the corresponding demands for working capital and manufacturing capacity and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. We cannot provide assurance that we will enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

Contractual and Other Obligations

We lease our Irvine, California facility under a lease that expires in April 2015. In January 2011, we amended the lease to defer a portion of the basic rent to future periods.

In December 2011, the Company financed approximately $433,000 of insurance premiums payable in nine equal monthly installments of approximately $48,000 each, including a finance charge of 2.50%.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $827,000 at March 31, 2012. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria.

The Company has an outstanding purchase obligation of $919,000 related to a purchase agreement with a supplier that is expected to be completed during the year.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we are not involved in any material unconsolidated SPEs.

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

Additional Information

BIOLASE® , ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of Biolase Technology, Inc., and Diolase™, HydroPhotonics™, LaserPal™, MD Gold™, Waterlase MD Turbo™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™ , Intuitive Power™, Comfortprep™ , Rapidprep™ , Bondprep™ , Intuitive Power™, Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Diode™, Epic Diode Laser™, Biolase Epic™, Epic Laser™, Epic™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, Waterlase MDX™, Total Technology Solution™, Geyserlaser™, and Geyser™ are trademarks of BIOLASE Technology, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, please refer to Part I, Item 1, Note 9 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of The Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of The Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

10.4	Form of Securities Purchase Agreement, dated April 7, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	04/07/2011	10.4	04/12/2011

10.32	Settlement Agreement, dated February 22, 2012, by and between Biolase Technology, Inc. and Henry Schein, Inc.		10-K	12/31/2011	10.32	03/13/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012

BIOLASE TECHNOLOGY, INC., a Delaware Corporation (registrant)

By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer (Principal Executive Officer)

By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer (Principal Financial and Accounting Officer)