Form 10-K/A
period 2011-12-31
BIOLASE, INC
filed 2012-07-06
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-19627

BIOLASE, INC.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2012 Annual Meeting of Stockholders, were filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended December 31, 2011, and are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

FORM 10-K/A

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) for the purpose of re-filing Exhibit 10.32 to the Form 10-K. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.32 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.32. Except for the changes to Exhibit 10.32, this Amendment does not otherwise update any exhibits as originally filed or previously amended. This Amendment is being filed to replace Exhibit 10.32 to include certain portions of the Exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.32.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits:

10.32	Settlement Agreement, dated February 22, 2012, by and between Biolase Technology, Inc. and Henry Schein, Inc.†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC.

July 6, 2012	By	/s/ Federico Pignatelli
Federico Pignatelli Chief Executive Officer (Principal Executive Officer)

	By	/s/ Frederick D. Furry
Frederick D. Furry Chief Financial Officer (Principal Financial and Accounting Officer)