Form 10-Q
period 2012-06-30
BIOLASE, INC
filed 2012-08-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 3, 2012 was 31,084,982 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,607	$3,307
Restricted cash	106	—
Accounts receivable, less allowance of $604 and $289 in 2012 and 2011, respectively	9,576	8,899
Inventory, net	10,700	11,312
Prepaid expenses and other current assets	1,300	1,808
Assets held for sale	138	—

Total current assets	23,427	25,326

Property, plant and equipment, net	1,325	1,148
Intangible assets, net	147	212
Goodwill	2,926	2,926
Deferred tax asset	8	8
Other assets	380	187

Total assets	$28,213	$29,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$1,935	$—
Accounts payable	6,859	7,804
Accrued liabilities	5,201	6,177
Customer deposits	172	165
Deferred revenue, current portion	2,665	2,136

Total current liabilities	16,832	16,282
Deferred tax liabilities	630	594
Deferred revenue, long-term	11	25
Other liabilities, long-term	139	337

Total liabilities	17,612	17,238

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 33,026 and 32,502 shares issued and 31,063 and 30,538 shares outstanding in 2012 and 2011, respectively	33	33
Additional paid-in capital	140,140	138,507
Accumulated other comprehensive loss	(412)	(360)
Accumulated deficit	(112,761)	(109,212)

	27,000	28,968
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	10,601	12,569

Total liabilities and stockholders’ equity	$28,213	$29,807

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Products and services revenue	$13,266	$11,689	$25,578	$22,235
Non-recurring event (Note 13)	(1,141)	—	(1,141)	—
License fees and royalty revenue	50	390	58	405

Net revenue	12,175	12,079	24,495	22,640
Cost of revenue	7,816	6,466	14,329	12,188
Non-recurring event (Note 13)	(1,141)	—	(1,141)	—

Net cost of revenue	6,675	6,466	13,188	12,188

Gross profit	5,500	5,613	11,307	10,452

Operating expenses:
Sales and marketing	3,720	3,010	7,748	5,463
General and administrative	2,221	2,227	4,432	3,926
Engineering and development	1,272	1,093	2,462	2,186

Total operating expenses	7,213	6,330	14,642	11,575

Loss from operations	(1,713)	(717)	(3,335)	(1,123)

Loss on foreign currency transactions	(92)	(16)	(109)	(54)
Interest expense	(38)	(6)	(42)	(304)

Non-operating loss, net	(130)	(22)	(151)	(358)

Loss before income tax provision	(1,843)	(739)	(3,486)	(1,481)
Income tax provision	34	14	63	22

Net loss	(1,877)	(753)	(3,549)	(1,503)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(115)	47	(52)	161

Comprehensive loss	$(1,992)	$(706)	$(3,601)	$(1,342)

Net loss per share:
Basic	$(0.06)	$(0.03)	$(0.11)	$(0.05)

Diluted	$(0.06)	$(0.03)	$(0.11)	$(0.05)

Shares used in the calculation of net loss per share:
Basic	31,028	29,024	30,954	28,267

Diluted	31,028	29,024	30,954	28,267

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(3,549)	$(1,503)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	247	411
Loss on disposal of assets, net	6	8
Provision for bad debts	315	20
Provision for inventory excess and obsolescence	—	118
Amortization of discount on lines of credit	7	—
Amortization of discount on term loan payable	—	78
Amortization of debt issuance costs	15	99
Stock-based compensation	923	676
Other equity instruments compensation	23	210
Other non-cash compensation	124	124
Deferred income taxes	—	(2)
Other	10	—
Changes in operating assets and liabilities:
Restricted cash	(106)	—
Accounts receivable	(992)	(3,086)
Inventory	612	(1,160)
Prepaid expenses and other assets	723	486
Customer deposits	7	(4,959)
Accounts payable and accrued liabilities	(2,154)	1,234
Deferred revenue	515	143

Net cash and cash equivalents used in operating activities	(3,274)	(7,103)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(457)	(157)

Net cash and cash equivalents used in investing activities	(457)	(157)

Cash Flows From Financing Activities:
Borrowings under lines of credit	2,350	—
Repayments of lines of credit	(415)	—
Payments under term loan payable	—	(2,700)
Payment of debt issuance costs	(295)	—
Proceeds from equity offering, net of expenses	—	17,325
Proceeds from exercise of stock options and warrants	428	964

Net cash and cash equivalents provided by financing activities	2,068	15,589

Effect of exchange rate changes	(37)	111

Change in cash and cash equivalents	(1,700)	8,440
Cash and cash equivalents, beginning of period	3,307	1,694

Cash and cash equivalents, end of period	$1,607	$10,134

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$10	$79

Income taxes	$29	$8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The Company

BIOLASE, Inc., (the “Company”) incorporated in Delaware in 1987, is a medical technology company operating in one business segment that develops, manufactures, and markets lasers, and also markets and distributes dental imaging equipment and other products designed to improve technologies for applications and procedures in dentistry and medicine.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared on a basis consistent with the December 31, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, the ability of indefinite-lived intangible assets and goodwill to be realized, revenue deferrals for multiple element arrangements, effects of stock-based compensation and warrants, contingent liabilities and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Management believes that there have been no significant changes during the six months ended June 30, 2012 in the Company’s critical accounting policies from those disclosed in Item 7 of the Company’s 2011 Form 10-K, except with regard to restricted cash as set forth below.

Restricted Cash

The Company maintains depository accounts controlled by Comerica Bank to be held for repayment of lines of credit and accrued interest expense or disbursement to the Company’s operating bank account, pursuant to the terms of two revolving credit facility agreements with the bank. The Company has classified its restricted cash as a current asset commensurate with the related lines of credit included in current liabilities as of June 30, 2012. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of these items. Financial instruments consisting of lines of credit approximate fair value, as the interest rates associated with the lines of credit approximates the market rates for debt securities with similar terms and risk characteristics.

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

Money market securities. Money market securities are cash equivalents, which are included in cash and cash equivalents, and consist of highly liquid investments with original maturities of three months or less. Management uses quoted active market prices for identical assets to measure fair value. The Company had money market securities of approximately $446,000 and $0 at June 30, 2012 and December 31, 2011, respectively.

Liquidity and Management’s Plans

The Company has suffered recurring losses from operations during the three years ended December 31, 2011. Although the Company’s revenues increased for the three and six months ended June 30, 2012, compared to the corresponding periods in 2011, the Company incurred a loss from operations and a net loss during this period.

At June 30, 2012, the Company had approximately $6.6 million in working capital. The Company’s principal sources of liquidity at June 30, 2012 consisted of approximately $1.6 million in cash and cash equivalents, $0.1 million in restricted cash, $9.6 million of net accounts receivable, and $5.6 million of available borrowings under two revolving credit facility agreements.

On May 24, 2012, the Company entered into two revolving credit facility agreements with Comerica Bank which provide for borrowings of up to $8.0 million. The Company had approximately $1.9 million of borrowings outstanding under these lines of credit as of June 30, 2012. See Note 8 – Lines of Credit and Other Borrowings for additional information.

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

On February 22, 2012, the Company entered into a definitive termination agreement (the “2012 Termination Agreement”) with Henry Schein, Inc. (“HSIC”), a leading U.S. dental product and equipment distributor and the Company’s former exclusive distributor in North America. The 2012 Termination Agreement, which was completed on April 12, 2012, terminated and superseded all prior agreements with HSIC. Pursuant to the 2012 Termination Agreement, the Company purchased HSIC’s inventory of Waterlase MD Turbo laser systems and HSIC released its liens on the Company’s assets. The Company paid the entire purchase price by offsetting accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. See Note 13 – Non-recurring Event for further discussion.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to not be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

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

New Accounting Standards Not Yet Adopted

On July 27, 2012, the FASB issued Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The guidance provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under GAAP. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Management believes that the adoption will not have a material impact on the Company’s consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”). Eligible persons under the 2002 Plan include certain officers and employees of the Company and directors of the Company. Under the 2002 Plan, 6,950,000 shares of common stock have been authorized for issuance. As of June 30, 2012, 2,498,000 shares of common stock have been issued pursuant to options that were exercised, 3,809,000 shares of common stock have been reserved for options that are outstanding, and 643,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results during the three months ended June 30, 2012 and 2011 was $340,000 and $456,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.02) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results during the six months ended June 30, 2012 and 2011, was $923,000 and $676,000, respectively. The net impact to earnings for those periods was $(0.03) and $(0.02) per basic and diluted share, respectively. At June 30, 2012, the Company had $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Company’s existing plans. The Company expects that cost to be recognized over a weighted-average period of 1.3 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$58	$36	$116	$66
Sales and marketing	120	99	241	184
General and administrative	125	274	483	359
Engineering and development	37	47	83	67

	$340	$456	$923	$676

The Black-Scholes option valuation model is used in estimating the fair value of traded options. This option pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Since July 1, 2005, the Company has used a dividend yield of zero as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the common stock. Management believes that the historic volatility of the common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the common stock over a period of time is used in approximating the estimated volatility of new stock options. The expected term is estimated by analyzing the Company’s historical share option exercise experience over a five year period. Compensation expense is recognized using the straight-line method for all stock-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term	3.70 years	3.90 years	3.80 years	3.98 years
Volatility	103%	107%	103%	106%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	0.87%	1.81%	0.88%	1.91%

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2012 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
Options outstanding at December 31, 2011	3,858,000	$3.75
Plus: Options granted	590,000	$2.65
Less: Options exercised	(214,000)	$2.12
Options forfeited, canceled, or expired	(425,000)	$3.78

Options outstanding at June 30, 2012	3,809,000	$3.67	4.2	$229,000

Options exercisable at June 30, 2012	2,171,000	$4.32	4.1	$229,000

Vested options expired during the six months ended June 30, 2012	190,000	$5.08

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from stock options exercised	$145	$370	$422	$964
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$80	$532	$91	$1,141
Weighted-average fair value of options granted during period	$1.78	$3.80	$1.82	$3.43
Total fair value of shares vested during the period	$473	$364	$1,029	$563

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. The Company currently does not receive a tax benefit related to the exercise of stock options due to net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

On March 2, 2012, the Board of Directors accelerated the vesting period for options to purchase 95,833 shares of common stock held by Federico Pignatelli, the Company’s Chairman and Chief Executive Officer (“CEO”). The options were originally granted in December 2011 at $2.58 per share with monthly vesting over four years. The Board of Directors accelerated the vesting period to March 2, 2012, in part due to the CEO’s continued commitment to maintain his annual salary of one dollar for the year ending December 31, 2012. Accelerating the vesting period of the common stock options resulted in the Company recognizing unamortized compensation cost of approximately $183,000 in March 2012. The transaction did not result in any additional compensation cost primarily as the effects of the decrease in the expected term and volatility offset the effects of the difference between the stock price and the option price on the date the vesting of the common stock options were modified.

On May 7, 2012, the Board of Directors granted a non-qualified stock option to purchase 65,000 shares of the Company’s common stock to a consultant, at a price per share of $2.55, the closing market price of the Company’s common stock on the grant date. The option fully vests and becomes exercisable upon the achievement of certain specified performance conditions, as defined in the consulting agreement with this consultant, and the option expires five years from the grant date. As of June 30, 2012, the Company has estimated there is a remote probability of achieving the required performance conditions and, accordingly, no stock-based compensation has been recognized. The Company will reassess whether achievement of the performance conditions is probable on a quarterly basis and recognize stock-based compensation when it is probable that the performance conditions will be achieved.

Warrants

During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. The IR Warrants vest quarterly and will be revalued each period until the final vesting date. The holders may convert the IR Warrants into a number of shares, in whole or in part. The first tranche of IR Warrants expire on September 20, 2013. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 as a performance bonus when the Company’s stock price closes at a price in excess of $6.00. The second tranche of IR Warrants were subsequently issued in April 2011 and will expire on April 11, 2014. The Company accounts for these non-employee stock warrants using the Black Scholes option pricing model. The Company has concluded that the vesting date is the ultimate final measurement date, and will revalue any unvested warrants at the end of each reporting period until that date. As a result of issuing the IR Warrants, the Company recognized a benefit of approximately $2,000 and expenses of approximately $23,000 for the three and six months ended June 30, 2012, respectively, and expenses of approximately $114,000 and $210,000 for the three and six months ended June 30, 2011, respectively.

During May 2012, the Company issued warrants to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.83 per share to Comerica Bank in connection with two revolving credit facilities entered into on May 24, 2012. The Company reduced the exercise price of the Comerica Warrants from $2.83 to $2.00 per share on August 6, 2012. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Net Loss Per Share - Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,637,000 shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2012 as a result of their anti-dilutive effect. For the same 2011 periods, anti-dilutive outstanding stock options and warrants to purchase 4,775,000 shares were not included in the computation of diluted loss per share.

Stock Dividends

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

The Board of Directors declared special one-half percent stock dividends during each of the first two quarters of 2012. The stock dividend declared during the quarter ended June 30, 2012 was payable June 25, 2012 to shareholders of record on June 8, 2012 and the stock dividend declared during the quarter ended March 31, 2012 was payable March 30, 2012 to shareholders of record on March 15, 2012. The Board of Directors deems these two stock dividends to be special dividends and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of these stock dividends.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$4,117	$4,280
Work-in-process	1,935	2,538
Finished goods	4,648	4,494

Inventory, net	$10,700	$11,312

Inventory is net of the provision for excess and obsolete inventory of approximately $2.1 million and $2.3 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$175	$247
Building	234	317
Leasehold improvements	957	957
Equipment and computers	5,933	5,729
Furniture and fixtures	1,042	1,036
Construction in progress	279	26

	8,620	8,312
Accumulated depreciation and amortization	(7,295)	(7,164)

Property, plant, and equipment, net	$1,325	$1,148

Depreciation and amortization expense related to property, plant, and equipment totaled approximately $90,000 and $182,000 for the three and six months ended June 30, 2012, respectively, and $151,000 and $346,000 for the three and six months ended June 30, 2011, respectively.

On June 12, 2012, management entered into a Sale and Purchase Agreement in which the Company agreed to sell the smaller of two buildings and a portion of the land parcel of its two-building property in Floss, Germany. The purchase price was €110,000, or approximately $138,000, which could be reduced by settlement and other costs at escrow close. As of June 30, 2012, the Company reclassified the land and building being sold to assets held for sale at their respective purchase price. The Company is undertaking an appraisal of the remaining property and expects to record the final effects of the sale in the quarter ending September 30, 2012.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of intangible assets and goodwill as of June 30, 2012, and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2012, that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three and six months ended June 30, 2012 was $32,000 and $65,000, respectively, and $32,000 and $65,000, respectively, for the same periods in 2011. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2012				As of December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,767)	$—	$147	$1,914	$(1,702)	$—	$212
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$2,576	$(2,429)	$—	$147	$2,576	$(2,364)	$—	$212

Goodwill
(Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Payroll and benefits	$1,684	$1,928
Warranty accrual	1,980	2,218
Sales tax	491	526
Accrued professional services	759	669
Accrued insurance premium	98	433
Accrued support services	—	200
Other	189	203

Accrued liabilities	$5,201	$6,177

Changes in the initial product warranty accrual, and the expenses incurred under initial and extended warranties, for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Initial warranty accrual, beginning balance	$1,926	$2,728	$2,218	$2,725
Provision for estimated warranty cost	661	448	783	956
Warranty expenditures	(607)	(490)	(1,021)	(995)

Initial warranty accrual, ending balance	1,980	2,686	1,980	2,686
Total warranty accrual, long term	—	431	—	431

Total warranty accrual, current portion	$1,980	$2,255	$1,980	$2,255

Deferred revenue is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Undelivered elements (training, installation and product and support services)	$1,374	$1,105
Extended warranty contracts	1,302	1,056

Total deferred revenue	2,676	2,161

Less long-term amounts:
Extended warranty contracts	(11)	(25)

Total deferred revenue, long-term	(11)	(25)

Total deferred revenue, current portion	$2,665	$2,136

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

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

On May 24, 2012, the Company entered into two revolving credit facility agreements (the “Credit Agreements”) with Comerica Bank, which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. As of June 30, 2012, the Company had outstanding borrowings totaling approximately $1.9 million under the Domestic Revolver and no borrowings under the Ex-Im Revolver. All outstanding borrowings under the lines of credit and accrued interest are due and payable upon the maturity date of May 1, 2014.

The Company had approximately $106,000 in a controlled restricted cash account as of June 30, 2012. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

The Credit Agreements require the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of June 30, 2012, the Company was in compliance with these covenants with the exception of the earnings before income tax, depreciation and amortization (“EBITDA”) covenant. On August 6, 2012, the Company obtained a waiver for noncompliance of the minimum EBITDA covenant from Comerica Bank as of June 30, 2012. The Company also amended the terms of the Credit Agreements (“Amendment No. 1”) and modified certain future financial covenants.

The interest rates on the outstanding principal balance of the credit facilities bear interest at annual percentage rates equal to the daily adjusting LIBOR rate, plus spreads of 5.25% for the Domestic Revolver and 4.25% for the Ex-Im Revolver. The daily adjusting LIBOR rate is subject to a floor of 1.00% per annum. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three and six months ended June 30, 2012, the Company incurred $38,000 and $42,000, respectively, of interest expense, of which approximately $10,000 was payable at June 30, 2012. Included in interest expense during the three and six months ended June 30, 2012 is $15,000 of amortization of deferred debt issuance costs and $7,000 of amortization of the discount on lines of credit.

Pursuant to the Credit Agreements, the Company paid both the first and second annual $120,000 commitment fees, each being one and one-half percent of the aggregate $8.0 million commitment, totaling $240,000. The commitment fees and the legal costs associated with acquiring the credit facilities were capitalized and are being amortized as interest expense over the term of the Credit Agreements.

As additional consideration for the lines of credit, the Company also issued warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.83 per share. The Comerica Warrants vest in four equal quarterly tranches beginning on May 24, 2012 and are exercisable once vested. The Comerica Warrants may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 24, 2017. The fair value of the Comerica Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.00 years; volatility of 99.55%; annual dividend per share of $0.00; and risk-free interest rate of 0.77%; and resulted in an estimated fair value of $135,000 which was recorded as equity and resulted in a discount to the credit facilities at issuance. The discount is being amortized to interest expense over the term of the Credit Agreements.

In connection with Amendment No. 1 to the Credit Agreements on August 6, 2012, the Company also reduced the exercise price of the Comerica Warrants from $2.83 to $2.00 per share. The fair value of the re-priced Comerica Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 4.81 years; volatility of 100.47%; annual dividend per share of $0.00; and risk-free interest rate of 0.77%. The modification to the Comerica Warrants resulted in an incremental expense of $7,000 which will be added to the discount and amortized over the remaining term of the Credit Agreements.

Other Borrowings

In December 2011, the Company financed approximately $433,000 of insurance premiums payable in nine equal monthly installments of approximately $48,000 each, including a finance charge of 2.50%. As of June 30, 2012, there was approximately $97,000 outstanding under this arrangement. Such amount is included in Accrued Liabilities in the accompanying consolidated financial statements.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single business segment. For the three and six months ended June 30, 2012, sales in the United States accounted for approximately 66% and 67% respectively, of net revenue, and international sales accounted for approximately 34% and 33%, respectively, of net revenue. For the three and six months ended June 30, 2011, sales in the United States accounted for approximately 71% and 76% respectively, of net revenue, and international sales accounted for approximately 29% and 24%, respectively, of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$8,045	$8,609	$16,409	$17,134
International	4,130	3,470	8,086	5,506

	$12,175	$12,079	$24,495	$22,640

No individual country, other than the United States, represents more than 10% of total net revenue for the three and six months ended June 30, 2012 and 2011.

Long-lived assets located outside of the United States totaled approximately $381,000 and $542,000 as of June 30, 2012 and December 31, 2011, respectively. Assets held for sale located outside of the United States totaled approximately $138,000 as of June 30, 2012.

NOTE 11—CONCENTRATIONS

Revenue from Waterlase systems, the Company’s principal product, which includes the iPlus, MDX systems, and the MD Turbo, comprised 58% and 61% of total net revenue for the three and six months ended June 30, 2012, respectively, and 63% and 53% of total net revenue, respectively, for the same periods in 2011. Revenue from Diode systems comprised 11% of total net revenue for both the three and six months ended June 30, 2012, and 14% and 24%, for the same periods of 2011. Revenue from consumables, service and warranty contracts comprised 23% of total net revenue for both the three and six months ended June 30, 2012, and 20% and 21%, for the same periods of 2011. Revenue from imaging systems comprised 7% and 4% of total net revenue for the three and six months ended June 30, 2012, respectively, and 0% for the same periods in 2011.

Approximately (3)% and 3% of the Company’s net revenue in the three and six months ended June 30, 2012 was generated through sales to HSIC worldwide. Approximately 26% and 30% of the Company’s net revenue in the three and six months ended June 30, 2011 was generated through sales to HSIC worldwide.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2012 and December 31, 2011.

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

NOTE 12—INCOME TAXES

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended June 30, 2012 and 2011, the Company recorded an increase of $1,000 and $2,000, and $1,000 and $2,000, respectively, with respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest.

NOTE 13—NON-RECURRING EVENT

On April 12, 2012, the Company completed the 2012 Termination Agreement with HSIC whereby the Company purchased HSIC’s inventory of Waterlase MD Turbo laser systems for approximately $1.1 million and HSIC released its liens on the Company’s assets. Pursuant to the terms of the 2012 Termination Agreement, the Company paid the entire purchase price by offsetting accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased.

As a result of the transaction, the Company recorded a decrease to accounts receivable of approximately $1.1 million with a corresponding decrease to revenue to pay for the purchase of the Waterlase MD Turbo laser systems. The Company also recorded an increase to inventory for the same amount with a corresponding decrease to cost of revenue to record the inventory acquired. As such, while the Company’s revenues and cost of revenues were both reduced by $1.1 million to record the effects of the transaction, there was no effect on the Company’s gross profit during the quarter ended June 30, 2012. In addition, the Company de-recognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided to HSIC and approximately $142,000 of accrued warranties previously provided to HSIC during the three months ended March 31, 2012. During the quarter ended June 30, 2012, the Company reversed accrued sales and marketing service liabilities of approximately $350,000 because the liability was extinguished with the completion of the performance obligations set forth in the 2012 Termination Agreement.

NOTE 14—SUBSEQUENT EVENTS

Stock Repurchase Program

Subsequent to the quarter ended June 30, 2012 and pursuant to the stock repurchase program, which became effective on August 12, 2011, the Company repurchased approximately 123,000 shares of the Company’s common stock at an average price of $1.73 per share. The shares repurchased will be retired and shall resume the status of authorized and unissued shares. The Company expects to record the effects of the stock repurchases in the third quarter ending September 30, 2012.

Definitive Distribution Agreement

In July 2012, the Company entered a definitive five-year agreement with Copenhagen-based 3Shape Corporation (“3Shape”), making the Company a distributor of 3Shape’s TRIOS® intra-oral scanning technologies for digital impression-taking solutions in the United States and Canada.

Stock Option Grants

Subsequent to the quarter ended June 30, 2012, the Board of Directors granted non-qualified stock options to purchase 121,000 shares of the Company’s common stock to several new employees and key consultants. The Company expects to begin to record the effects of these stock option grants in the third quarter ending September 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Overview

We are a medical technology company that develops, manufactures, and markets lasers, and markets and distributes dental imaging equipment and other related products designed to improve technologies for applications and procedures in dentistry and medicine. Our principal products provide dental laser systems that allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the FDA to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and various other international markets. Since 1998, we have sold over 8,900 Waterlase systems, including more than 4,900 Waterlase MD and iPlus systems, and more than 20,100 laser systems in over 60 countries.

We offer two categories of laser system products: Waterlase systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening. We currently have approximately 160 issued and 130 pending U.S. and international patents, 70 percent of which are related to our core Waterlase technology and medical lasers.

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

Accordingly, we have taken steps during the period ending June 30, 2012, which we believe will improve our financial condition and ultimately improve our financial results, including the expansion of our direct sales force and certain distributor relationships, and establishing two revolving credit facilities to meet working capital needs.

Credit Facilities Established

On May 24, 2012, we entered into two revolving credit facility agreements (the “Credit Agreements”) with Comerica Bank, which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. The Credit Agreements mature on May 1, 2014 and are secured by substantially all assets now owned or hereinafter acquired. The Credit Agreements require compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of June 30, 2012, we were in compliance with these covenants with the exception of the earnings before income tax, depreciation and amortization (“EBITDA”) covenant. On August 6, 2012, we obtained a waiver for noncompliance of the minimum EBITDA covenant from Comerica Bank as of June 30, 2012. We also amended the terms of the Credit Agreements (“Amendment No. 1”) and modified certain future financial covenants.

As additional consideration for the lines of credit, we also issued warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of our common stock at an exercise price of $2.83 per share. The Comerica Warrants vest in four equal quarterly tranches beginning on May 24, 2012 and are exercisable once vested. The Comerica Warrants may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 24, 2017. The $135,000 estimated fair value of the warrants was recorded as equity, resulting in a discount to the credit facilities at issuance. The discount is being amortized to interest expense over the term of the lines of credit. In connection with Amendment No. 1 to the Credit Agreements on August 6, 2012, we also reduced the exercise price of the Comerica Warrants from $2.83 to $2.00 per share. The modification to the Comerica Warrants resulted in an incremental expense of $7,000 which will be added to the discount and amortized over the remaining term of the Credit Agreements.

Termination of Master Distribution Agreement

On September 23, 2010, we entered into a Distribution and Supply Agreement with HSIC, effective August 30, 2010, (the “D&S Agreement”), which terminated all prior agreements with HSIC. Under the D&S Agreement, we granted HSIC certain non-exclusive distribution rights in North America and several international markets with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for our products. The first purchase order, totaling $6 million, was for the purchase of iLase systems and was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, was for the purchase of a combination of laser systems and was fully satisfied during the third quarter of 2011. The D&S Agreement granted HSIC a security interest in our inventory and assets, including our intellectual property.

On April 12, 2012, we completed a transaction with HSIC (the “2012 Termination Agreement”) whereby we purchased HSIC’s inventory of Waterlase MD Turbo laser systems for approximately $1.1 million and HSIC released its liens on our assets. The arrangement enabled us to remove lien restrictions on our assets which allowed us to secure the Credit Agreement with Comerica Bank and also enabled us to reacquire 153 MD Turbo laser systems at a cost well below market for the parts. Pursuant to the terms of the transaction, the entire purchase price was paid by offsetting certain accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. As a result of the transaction, we are no longer required to fulfill certain future service obligations and, accordingly, derecognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided and approximately $142,000 of accrued warranties during the three months ended March 31, 2012. During the quarter ended June 30, 2012, the Company reversed accrued sales and marketing service liabilities of approximately $350,000 because the liability was extinguished with the closing of the 2012 Termination Agreement.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10K for the year ended December 31, 2011 (the “2011 Form 10-K”). Management believes that there have been no significant changes during the six months ended June 30, 2012 in our critical accounting policies from those disclosed in Item 7 of the 2011 Form 10-K, except with regard to restricted cash as set forth below.

Restricted Cash. We maintain bank controlled depository accounts to be held for repayment of lines of credit and accrued interest expense or disbursement to our operating bank account, pursuant to the terms of two revolving credit facility agreements with Comerica Bank. Restricted cash has been classified as a current asset commensurate with the related lines of credit included in current liabilities as on the accompanying consolidated financial statements of June 30, 2012.

Results of Operations

The following table sets forth certain data from our operating results expressed as percentages of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Products and services revenue	109.0%	96.8%	104.4%	98.2%
Non-recurring event	(9.4)	0.0	(4.7)	0.0
License fees and royalty revenue	0.4	3.2	0.3	1.8

Net revenue	100.0	100.0	100.0	100.0
Cost of revenue	64.2	53.5	58.5	53.8
Non-recurring event	(9.4)	0.0	(4.7)	0.0

Net cost of revenue	54.8	53.5	53.8	53.8

Gross profit	45.2	46.5	46.2	46.2

Operating expenses:
Sales and marketing	30.6	24.9	31.6	24.1
General and administrative	18.3	18.4	18.1	17.3
Engineering and development	10.4	9.1	10.1	9.7

Total operating expenses	59.3	52.4	59.8	51.1

Loss from operations	(14.1)	(5.9)	(13.6)	(4.9)
Non-operating loss, net	(1.0)	(0.2)	(0.6)	(1.6)

Loss before income tax provision	(15.1)	(6.1)	(14.2)	(6.5)
Income tax provision	0.3	0.1	0.3	0.1

Net loss	(15.4)%	(6.2)%	(14.5)%	(6.6)%

The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012 (1)		2011		2012 (1)		2011
Waterlase systems	$7,067	58%	$7,615	63%	$15,049	61%	$11,990	53%
Diode systems	1,318	11%	1,625	14%	2,660	11%	5,474	24%

Total laser systems	8,385	69%	9,240	77%	17,709	72%	17,464	77%
Imaging systems	904	8%	—	0%	1,047	5%	—	0%
Consumables and service	1,474	12%	1,332	11%	2,980	12%	2,608	11%
Warranty and training	1,362	11%	1,117	9%	2,701	11%	2,163	10%

Total products and services	12,125	100%	11,689	97%	24,437	100%	22,235	98%
License fees and royalty	50	0%	390	3%	58	0%	405	2%

Net revenue	$12,175	100%	$12,079	100%	$24,495	100%	$22,640	100%

(1)	The summary of net revenue includes the non-recurring event of approximately $1.1 million, which if excluded would result in Waterlase systems revenue of $8.2M and 62% and $16.2M and 63%, total laser systems revenue of $9.5M and 72% and $18.9M and 74%, and net revenue of $13.3M and 100% and $25.6M and 100% for the three and six months ended June 30, 2012; the remaining categorical percentages would decrease accordingly.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (1)	2011	2012 (1)	2011
United States	$8,045	$8,609	$16,409	$17,134
International	4,130	3,470	8,086	5,506

Net revenue	$12,175	$12,079	$24,495	$22,640

(1)	The net revenue by geography includes the non-recurring event of $1.1 million, which if excluded would result in United States net revenue of $9.2M and $17.6M, for the three and six months ended June 30, 2012.

Three months ended June 30, 2012 and 2011

Net Revenue. Net revenue for the three months ended June 30, 2012 was $12.2 million, an increase of $96,000, or 1%, as compared to net revenue of $12.1 million for the three months ended June 30, 2011. Excluding the non-recurring event resulting from the 2012 Termination Agreement with HSIC, net revenue for the three months ended June 30, 2012 was $13.3 million, an increase of $1.2 million, or 10%, as compared to net revenue of $12.1 million for the three months ended June 30, 2011. The increase in net revenue, excluding the non-recurring event, was primarily attributable to continued demand for our all-tissue Waterlase systems, increased sales of imaging systems, and increases in consumables and service and warranty and training. These increases, fueled by increased sales and marketing efforts, were offset by decreased sales of diode laser systems and lower royalty revenues.

Laser system net revenue decreased by approximately $855,000, or 9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Revenues from Waterlase systems decreased $548,000, or 7%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Excluding the non-recurring event, however, sales of our Waterlase systems increased by $593,000, or 8%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily due to increased sales and marketing efforts. Revenues from our diode systems decreased $307,000, or 19%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Imaging system net revenue was $904,000 for the three months ended June 30, 2012. There was no imaging system revenue for the three months ended June 30, 2011. The revenues in the quarter ended June 30, 2012, represent an increase of $761,000, or 532%, from the first quarter ended March 31, 2012.

Consumables and service net revenue, which includes consumable products, advanced training programs and extended service contracts, and shipping revenue increased by approximately $387,000, or 16%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Consumable products revenue increased $142,000, or 11%, and service revenues increased approximately $245,000 or 22%. The increased revenues were due to increased sales and marketing efforts.

License fees and royalty revenue decreased $340,000, or 87%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease resulted primarily as a result of recognition of deferred royalty revenue from The Procter & Gamble Company (“P&G”) of $375,000 during the three months ended June 30, 2011. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

Net Cost of Revenue. Net cost of revenue for the three months ended June 30, 2012 increased by $209,000, or 3%, to $6.7 million, compared with cost of revenue of $6.5 million for the three months ended June 30, 2011. Excluding the non-recurring event resulting from the 2012 Termination Agreement with HSIC, cost of revenue for the three months ended June 30, 2012 increased by $1.3 million, or 21%, to $7.8 million, compared with cost of revenue of $6.5 million for the three months ended June 30, 2011. This increase, excluding the non-recurring event, was primarily attributable to increased sales and increased sales of products and services that are associated with higher costs and lower margins, such as imaging equipment, combined with decreased sales that are associated with lower costs, such as license fees and royalty revenue.

Gross Profit. Gross profit for the three months ended June 30, 2012 decreased by $113,000 to $5.5 million, or 45% of net revenue, during the three months ended June 30, 2012 from $5.6 million, or, 47% of net revenue, for the three months ended June 30, 2011. Excluding the non-recurring event, gross profit for the three months ended June 30, 2012 represented 41% of revenue. The decrease was primarily due to increased sales of products and services which are associated with higher costs and lower margins, such as imaging equipment, and decreased sales that are associated with lower costs, such as license fees and royalty revenue.

Operating Expenses. Operating expenses for the three months ended June 30, 2012 increased by $883,000, or 14%, to $7.2 million as compared to $6.3 million for the three months ended June 30, 2011 and increased as a percentage of net revenue from 52% to 59%, or from 52% to 54% when excluding the non-recurring event resulting from the 2012 Termination Agreement with HSIC. The reasons for the year-over-year increase in expense are broken out into the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2012 increased by $710,000, or approximately 24%, to $3.7 million, or 31% of net revenue, as compared with $3.0 million, or 25% of net revenue, for the three months ended June 30, 2011. Excluding the non-recurring event, sales and marketing expenses for the three months ended June 30, 2012 represented 28% of revenue. The increase was primarily a result of increased convention costs of $408,000 related to the launch and integration of the NewTom and DaVinci 3D Imaging product lines and expansion into specialty market segments, increased media and advertising expenses of $244,000, primarily from additional WCLI dental education events, increased payroll and consulting related expenses of $198,000 including the creation of the inside sales team and strategic partnerships with leading dental education providers, increased commission expenses of $117,000, and increased supplies expenses of $72,000, offset by a reduction in support services of $350,000 related to the non-recurring event.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2012 decreased by $6,000, or 0%, to $2.2 million, or 18% of net revenue, as compared with $2.2 million, or 19% of net revenue, for the three months ended June 30, 2011. Excluding the non-recurring event, general and administrative expenses for the three months ended June 30, 2012 represented 17% of revenue. The decrease in general and administrative expenses resulted primarily from decreased payroll and consulting related expenses of $201,000 and decreased patent and legal expenses of $74,000, offset by increased allowance for doubtful accounts of $265,000.

Engineering and Development Expense. Engineering and development expenses for the three months ended June 30, 2012 increased by $179,000, or 16%, to $1.3 million, or 10% of net revenue, as compared with $1.1 million, or 9% of net revenue, for the three months ended June 30, 2011. Excluding the non-recurring event, engineering and development expenses for the three months ended June 30, 2012 represented 10% of revenue. The increase was primarily related to increased supplies expenses of $95,000 and increased payroll and consulting related expenses of $63,000.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We recognized a $92,000 loss on foreign currency transactions for the three months ended June 30, 2012, compared to a $16,000 loss on foreign currency transactions for the three months ended June 30, 2011, due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, and the financing of our business insurance premiums. Interest expense totaled approximately $38,000 and $6,000 for the three months ended June 30, 2012 and 2011, respectively. The increase in interest expense was due to borrowings under the revolving credit facilities that were established in May 2012.

Income Taxes. Our provision for income taxes was $34,000 for the three months ended June 30, 2012, compared to $14,000 for the three months ended June 30, 2011.

Net Loss. For the reasons stated above, our net loss was $1.9 million for the three months ended June 30, 2012, compared to a net loss of $753,000 for the three months ended June 30, 2011.

Six months ended June 30, 2012 and 2011

Net Revenue. Net revenue for the six months ended June 30, 2012 was $24.5 million, an increase of $1.9 million, or 8%, as compared with net revenue of $22.6 million for the six months ended June 30, 2011. Excluding the non-recurring event resulting from the 2012 Termination Agreement with HSIC, net revenue for the six months ended June 30, 2012 was $25.6 million, an increase of $3.0 million, or 13%, as compared to net revenue of $22.6 million for the six months ended June 30, 2011. The increase in net revenue, excluding the non-recurring event, was primarily attributable to continued demand for our all-tissue Waterlase systems, increased sales of imaging systems, and increases in consumables and service and warranty and training. These increases, fueled by increased sales and marketing efforts, were offset by decreased sales of diode laser systems and lower royalty revenues.

Laser system net revenue increased by approximately $245,000, or 1%, in the six months ended June 30, 2012 compared to the same period of 2011. Sales of our Waterlase systems increased $3.1 million, or 26%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Excluding the non-recurring event, laser system net revenue increased by approximately $1.4 million, or 8%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Sales of our Waterlase systems, excluding the non-recurring event, increased $4.2 million, or 35%, in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase, excluding the non-recurring event, was primarily due to increased sales and marketing efforts. Revenues from our diode systems decreased $2.8 million, or 51%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Imaging system net revenue was $1.0 million for the six months ended June 30, 2012. There was no imaging system revenue for the six months ended June 30, 2011.

Consumables and service net revenue increased by approximately $910,000, or 19%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Consumable products revenue increased $372,000, or 14%, and services revenues increased $538,000, or 25%, during the six months ended June 30, 2012, as compared to the same period of 2011. The increased revenues were due to increased sales and marketing efforts in this part of our business.

License fees and royalty revenue decreased approximately $347,000 to approximately $58,000 in the six months ended June 30, 2012 compared to $400,000 in the six months ended June 30, 2011. The decrease resulted primarily as a result of recognition of deferred royalty revenue from P&G of $375,000 during the three months ended June 30, 2011. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

Net Cost of Revenue. Net cost of revenue for the six months ended June 30, 2012 increased by $1.0 million, or approximately 8%, to $13.2 million, compared with cost of revenue of $12.2 million for the six months ended June 30, 2011. Excluding the non-recurring event, cost of revenue for the six months ended June 30, 2012 increased by $2.1 million, or approximately 18%, to $14.3 million, compared with cost of revenue of $12.2 million for the six months ended June 30, 2011. This increase, excluding the non-recurring event, was primarily attributable to increased sales and increased sales of products and services that are associated with higher costs and lower margins, such as imaging equipment, combined with decreased sales that are associated with lower costs, such as license fees and royalty revenue.

Gross Profit. Gross profit for the six months ended June 30, 2012 increased by $855,000 to $11.3 million, or 46% of net revenue, as compared with gross profit of $10.5 million, or 46% of net revenue, for the six months ended June 30, 2011. Excluding the non-recurring event, gross profit for the six months ended June 30, 2012 represented 44% of revenue. The decrease was primarily due to increased sales of products and services which are associated with higher costs and lower margins, such as imaging equipment, and decreased sales that are associated with lower costs, such as license fees and royalty revenue.

Operating Expenses. Operating expenses for the six months ended June 30, 2012 increased by $3.0 million, or 27%, to $14.6 million as compared to $11.6 million for the six months ended June 30, 2011 and increased as a percentage of net revenue from 51% to 60% or from 51% to 57% when excluding the non-recurring event. The year-over-year increase in expense is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2012 increased by $2.3 million, or approximately 42%, to $7.7 million, or 32% of net revenue, as compared with $5.5 million, or 24% of net revenue, for the six months ended June 30, 2011. Excluding the non-recurring event, sales and marketing expenses for the six months ended June 30, 2012 represented 30% of revenue. The increase was primarily a result of increased convention costs of $641,000 related to the launch and integration of the NewTom and DaVinci 3D Imaging product lines and expansion into specialty market segments, increased media and advertising expenses of $583,000, primarily from additional WCLI dental education events, increased commission expenses of $447,000, increased payroll and consulting related expenses of $427,000 including the creation of the inside sales team and strategic partnerships with leading dental education providers, increased travel and entertainment costs of $176,000, and increased supplies expenses of $176,000, offset by a net reduction in support services of $252,000 related to the non-recurring event.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2012 increased by $506,000, or 13%, to $4.4 million, or 18% of net revenue, as compared with $3.9 million, or 17% of net revenue for the six months ended June 30, 2011. Excluding the non-recurring event, general and administrative expenses for the six months ended June 30, 2012 represented 17% of revenue. The increase in general and administrative expenses resulted primarily from increased allowance for doubtful accounts of $271,000, increased payroll and consulting related expenses of $137,000, increased bank fees of $85,000, increased professional insurance costs of $66,000, and increased rent expense of $58,000 offset by decreased depreciation expense of $106,000 and decreased patent and legal expenses of $31,000.

Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2012 increased by $276,000, or 13%, to $2.5 million, or 10% of net revenue, as compared with $2.2 million, or 10% of net revenue for the six months ended June 30, 2011. Excluding the non-recurring event, engineering and development expenses for the six months ended June 30, 2012 represented 10% of revenue. The increase was primarily related to increased payroll and consulting related expenses of $137,000 and increased supplies expenses of $63,000.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We recognized a $109,000 loss on foreign currency transactions for the six months ended June 30, 2012, compared to a $54,000 loss on foreign currency transactions for the six months ended June 30, 2011 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, the financing of our business insurance premiums, and interest on our term loan payable which was repaid in full in February 2011. Interest expense totaled approximately $42,000 and $304,000 for six months ended June 30, 2012 and 2011, respectively. Interest expense for the six months ended June 30, 2011 included $225,000 of unamortized debt-related costs that were expensed in conjunction with the repayment of our outstanding balances under the Loan and Security Agreement during February 2011.

Income Taxes. Our provision for income taxes was $63,000 for the six months ended June 30, 2012, compared to $22,000 for the six months ended June 30, 2011.

Net Loss. For the reasons stated above, our net loss was $3.5 million for the six months ended June 30, 2012, compared to a net loss of $1.5 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had approximately $6.6 million in working capital. Our principal sources of liquidity at June 30, 2012 consisted of approximately $1.6 million in cash and cash equivalents, $0.1 million in restricted cash, $9.6 million of net accounts receivable, and $5.6 million of available borrowings under two revolving credit facility agreements. We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The following table summarizes our statements of cash flows (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$(3,274)	$(7,103)
Investing activities	(457)	(157)
Financing activities	2,068	15,589
Effect of exchange rate changes	(37)	111

Net change in cash and cash equivalents	$(1,700)	$8,440

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2012 was $3.3 million. Cash flow from operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Net cash used in working capital changes totaled $1.4 million for the six months ended June 30, 2012. The most significant changes in operating assets and liabilities for the six months ended June 30, 2012, as reported in our consolidated statements of cash flows, were increases of $2.2 million in accounts payable and accrued liabilities, $1.0 million in accounts receivable, and $106,000 in restricted cash, offset by decreases of $723,000 in prepaid expenses and other assets, $612,000 in inventory, and $515,000 in deferred revenue.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 consisted of $457,000 of capital expenditures. For fiscal 2012, we expect capital expenditures to total approximately $1.2 million, and we expect depreciation and amortization to total approximately $700,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $2.1 million. Net cash provided by financing activities included $2.4 million in borrowings under the revolving credit facilities and $428,000 in proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2012 consisted of amounts related to the borrowings under the revolving credit facilities, including $415,000 used for repayment of borrowings and $295,000 used for debt issuance costs.

Future Liquidity Needs

At June 30, 2012, we had approximately $6.6 million in working capital. Our principal sources of liquidity at June 30, 2012 consisted of approximately $1.6 million in cash and cash equivalents, $0.1 million in restricted cash, $9.6 million of net accounts receivable, and $5.6 million of available borrowings under two revolving credit facility agreements.

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

Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, with corresponding demands for working capital and manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. We cannot provide assurance that we will enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

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

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $847,000 at June 30, 2012. We also have agreements with certain employees to pay bonuses based on targeted performance criteria.

We have an outstanding purchase obligation of $656,000 related to a purchase agreement with a supplier that is expected to be completed during the year.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we are not involved in any material unconsolidated SPEs.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of Biolase, Inc., and Diolase™, HydroPhotonics™, LaserPal™, MD Gold™, Waterlase MD Turbo™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™ , Intuitive Power™, Comfortprep™ , Rapidprep™ , Bondprep™ , Intuitive Power™, Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Diode™, Epic Diode Laser™, Biolase Epic™, Epic Laser™, Epic™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, Waterlase MDX™, Total Technology Solution™, Geyserlaser™, Geyser™, eplus™, and elase™ are trademarks of BIOLASE, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

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

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as noted below.

Risks Related to Our Revolving Credit Facilities

The terms of our revolving credit facilities impose financial and operating restrictions on us.

We have two revolving credit facilities in the aggregate principal amount of $8.0 million. Our revolving credit facilities contain a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:

•	incur additional indebtedness and grant liens on assets;

•	make certain investments and restricted payments (including the ability to pay cash dividends and repurchase stock);

•	undertake certain acquisitions or sell certain assets;

•	enter into certain transactions with our affiliates; and

•	replace our Chief Executive Officer or Chief Financial Officer, unless our Board of Directors determines, in good faith, exigent circumstances require their prompt replacement.

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. Further, the revolving credit facilities subject us to various reporting covenants and financial covenants which require us to maintain certain levels of debt ratios and minimum earnings before income taxes, depreciation, and amortization (“EBITDA”).

The lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the bank. Cash is disbursed to us only after payment of the applicable debt service and principal.

Our ability to borrow under the revolving bank facilities is subject to compliance with the negative and financial covenants. If we breach any of the covenants in our revolving credit facilities, we may be in default under our revolving credit facilities. If we default, our borrowings under the revolving credit facilities could be declared due and payable, including accrued interest and other fees.

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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

3.1.3	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 11, 2012		8-K	05/10/2012	3.1	05/16/2012

4.1	Warrant to purchase Common Stock, dated May 24, 2012.	X

4.2	Amendment No. 1 to Warrant to Purchase Common Stock, dated August 6, 2012, by and between the Registrant and Comerica Ventures Incorporated.	X

10.1	Loan and Security Agreement, dated May 24, 2012, by and between the Registrant and Comerica Bank.	X

10.2	Borrower Agreement, dated May 24, 2012, by and between Comerica Bank and the Registrant, in favor of the Export-Import Bank of the United States.	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.3	Master Revolving Note, dated May 24, 2012, in favor of Comerica Bank.	X

10.4	Amendment No. 1 to Loan and Security Agreement, dated August 6, 2012, by and between Comerica Bank and the Registrant.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012

BIOLASE, INC., a Delaware Corporation (registrant)

By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer (Principal Executive Officer)

By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer (Principal Financial and Accounting Officer)