Form 10-Q
period 2012-09-30
BIOLASE, INC
filed 2012-11-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of November 2, 2012 was 31,124,484 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$1,295	$3,307
Accounts receivable, less allowance of $257 and $289 in 2012 and 2011, respectively	10,309	8,899
Inventory, net	11,200	11,312
Prepaid expenses and other current assets	1,055	1,808

Total current assets	23,859	25,326

Property, plant and equipment, net	1,501	1,148
Intangible assets, net	114	212
Goodwill	2,926	2,926
Deferred tax asset	8	8
Other assets	356	187

Total assets	$28,764	$29,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$2,189	$—
Accounts payable	7,183	7,804
Accrued liabilities	5,041	6,177
Customer deposits	252	165
Deferred revenue, current portion	2,990	2,136

Total current liabilities	17,655	16,282
Deferred tax liabilities	647	594
Deferred revenue, long-term	5	25
Other liabilities, long-term	142	337

Total liabilities	18,449	17,238

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 33,088 and 32,502 shares issued and 31,124 and 30,538 shares outstanding in 2012 and 2011, respectively	33	33
Additional paid-in capital	140,364	138,507
Accumulated other comprehensive loss	(374)	(360)
Accumulated deficit	(113,309)	(109,212)

	26,714	28,968
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	10,315	12,569

Total liabilities and stockholders’ equity	$28,764	$29,807

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Products and services revenue	$13,710	$13,047	$39,288	$35,282
Non-recurring event (Note 13)	—	—	(1,141)	—
License fees and royalty revenue	71	14	129	419

Net revenue	13,781	13,061	38,276	35,701
Cost of revenue	7,500	7,743	21,829	19,931
Non-recurring event (Note 13)	—	—	(1,141)	—

Net cost of revenue	7,500	7,743	20,688	19,931

Gross profit	6,281	5,318	17,588	15,770

Operating expenses:
Sales and marketing	3,635	3,217	11,383	8,680
General and administrative	1,839	1,987	6,271	5,913
Engineering and development	1,195	1,052	3,657	3,238

Total operating expenses	6,669	6,256	21,311	17,831

Loss from operations	(388)	(938)	(3,723)	(2,061)

Gain (loss) on foreign currency transactions	(28)	44	(137)	(10)
Interest expense	(98)	(2)	(140)	(306)

Non-operating gain (loss), net	(126)	42	(277)	(316)

Loss before income tax provision	(514)	(896)	(4,000)	(2,377)
Income tax provision	34	57	97	79

Net loss	(548)	(953)	(4,097)	(2,456)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	38	(120)	(14)	41

Comprehensive loss	$(510)	$(1,073)	$(4,111)	$(2,415)

Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.13)	$(0.08)

Diluted	$(0.02)	$(0.03)	$(0.13)	$(0.08)

Shares used in the calculation of net loss per share:
Basic	31,243	31,009	31,156	29,296

Diluted	31,243	31,009	31,156	29,296

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(4,097)	$(2,456)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	373	562
Loss on disposal of assets, net	—	8
Provision for bad debts	193	27
Provision for inventory excess and obsolescence	—	118
Amortization of discount on lines of credit	25	—
Amortization of discount on term loan payable	—	78
Amortization of debt issuance costs	53	99
Stock-based compensation	1,280	1,000
Other equity instruments compensation	23	226
Other non-cash compensation	187	187
Deferred income taxes	—	(2)
Other	17	—
Changes in operating assets and liabilities:
Accounts receivable	(1,603)	(4,770)
Inventory	112	(2,954)
Prepaid expenses and other assets	599	58
Customer deposits	87	(5,697)
Accounts payable and accrued liabilities	(1,610)	2,359
Deferred revenue	834	(145)

Net cash and cash equivalents used in operating activities	(3,527)	(11,302)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(715)	(294)
Proceeds from disposal of long-lived assets	124	—

Net cash and cash equivalents used in investing activities	(591)	(294)

Cash Flows From Financing Activities:
Borrowings under lines of credit	9,500	—
Repayments of lines of credit	(7,311)	—
Payments under term loan payable	—	(2,700)
Payment of debt issuance costs	(304)	—
Payment of stock repurchase costs	(235)	—
Payment to repurchase equity warrants	—	(130)
Proceeds from equity offering, net of expenses	—	17,237
Proceeds from exercise of stock options and warrants	461	1,226

Net cash and cash equivalents provided by financing activities	2,111	15,633

Effect of exchange rate changes	(5)	26

Change in cash and cash equivalents	(2,012)	4,063
Cash and cash equivalents, beginning of period	3,307	1,694

Cash and cash equivalents, end of period	$1,295	$5,757

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$45	$81

Income taxes	$51	$8

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The Company

BIOLASE, Inc., (the “Company”) incorporated in Delaware in 1987, is a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine. The Company currently operates in one business segment with laser systems that are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. The Company also markets and distributes dental imaging equipment and other products designed to improve technologies for applications and procedures in dentistry and medicine.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Management believes that there have been no significant changes during the nine months ended September 30, 2012 in the Company’s critical accounting policies from those disclosed in Item 7 of the Company’s 2011 Form 10-K, except with regard to restricted cash as set forth below.

Restricted Cash

The Company maintains depository accounts controlled by Comerica Bank to be held for repayment of lines of credit and accrued interest expense or disbursement to the Company’s operating bank account, pursuant to the terms of two revolving credit facility agreements with the bank. There were no restricted cash balances as of September 30, 2012. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of these items. Financial instruments consisting of lines of credit approximate fair value, as the interest rates associated with the lines of credit approximates the market rates for debt securities with similar terms and risk characteristics.

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

Money market securities. Money market securities are cash equivalents, which are included in cash and cash equivalents, and consist of highly liquid investments with original maturities of three months or less. Management uses quoted active market prices for identical assets to measure fair value. The Company had money market securities of approximately $451,000 and $0 at September 30, 2012 and December 31, 2011, respectively.

Liquidity and Management’s Plans

The Company has suffered recurring losses from operations during the three years ended December 31, 2011. Although the Company’s revenues increased for the three and nine months ended September 30, 2012, compared to the corresponding periods in 2011, the Company incurred a loss from operations and a net loss during these periods.

At September 30, 2012, the Company had approximately $6.2 million in working capital. The Company’s principal sources of liquidity at September 30, 2012 consisted of approximately $1.3 million in cash and cash equivalents, $10.3 million of net accounts receivable, and $5.1 million of available borrowings under two revolving credit facility agreements.

On May 24, 2012, the Company entered into two revolving credit facility agreements with Comerica Bank which provide for borrowings of up to $8.0 million. The Company had approximately $2.2 million of borrowings outstanding under these lines of credit as of September 30, 2012. See Note 8 – Lines of Credit and Other Borrowings for additional information.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products to end-users through its direct sales force and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to increase sales by increasing the Company’s product offerings, expanding its direct sales force, and expanding its distributor relationships both domestically and internationally.

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

New Accounting Standards Not Yet Adopted

On July 27, 2012, the FASB issued Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. The guidance provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under GAAP. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Management believes that the adoption will not have a material impact on the Company’s consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan, as amended (the “2002 Plan”). Eligible persons under the 2002 Plan include certain officers, employees, and directors of the Company, as well as consultants. Under the 2002 Plan, 6,950,000 shares of common stock have been authorized for issuance. As of September 30, 2012, 2,498,000 shares of common stock have been issued pursuant to options that were exercised, 3,701,000 shares of common stock have been reserved for options that are outstanding, and 751,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results during the three months ended September 30, 2012 and 2011 was $357,000 and $324,000, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, respectively. Compensation cost related to stock options recognized in operating results during the nine months ended September 30, 2012 and 2011, was $1.3 million and $1.0 million, respectively. The net impact to earnings for those periods was $(0.04) and $(0.03) per basic and diluted share, respectively. At September 30, 2012, the Company had $2.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Company’s existing plans. The Company expects that cost to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$67	$45	$183	$111
Sales and marketing	134	75	375	259
General and administrative	103	177	586	536
Engineering and development	53	27	136	94

	$357	$324	$1,280	$1,000

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

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term	3.70 years	4.30 years	3.80 years	4.08 years
Volatility	97%	105%	101%	106%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	0.68%	1.23%	0.81%	1.70%

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
Options outstanding at December 31, 2011	3,858,000	$3.75
Plus: Options granted	887,000	$2.55
Less: Options exercised	(214,000)	$2.12
Options forfeited, canceled, or expired	(830,000)	$3.58

Options outstanding at September 30, 2012	3,701,000	$3.58	4.1	$158,000

Options exercisable at September 30, 2012	2,214,000	$4.17	4.1	$157,000

Vested options expired during the nine months ended September 30, 2012	355,000	$4.78

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from stock options exercised	$33	$254	$455	$1,218
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$0	$167	$91	$1,308
Weighted-average fair value of options granted during period	$1.02	$2.84	$1.55	$3.25
Total fair value of shares vested during the period	$398	$311	$1,410	$874

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. The Company currently does not receive a tax benefit related to the exercise of stock options due to net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

On March 2, 2012, the Company’s Board of Directors (the “Board”) accelerated the vesting period for options to purchase 95,833 shares of common stock held by Federico Pignatelli, the Company’s Chief Executive Officer (“CEO”). The options were originally granted in December 2011 at $2.58 per share with monthly vesting over four years. The Board accelerated the vesting period to March 2, 2012, in part due to the CEO’s continued commitment to maintain his annual salary of one dollar for the year ending December 31, 2012. Accelerating the vesting period of the common stock options resulted in the Company recognizing unamortized compensation cost of approximately $183,000 in March 2012. The transaction did not result in any additional compensation cost primarily as the effects of the decrease in the expected term and volatility offset the effects of the difference between the stock price and the option price on the date the vesting of the common stock options were modified.

On May 7, 2012, the Board granted a non-qualified stock option to purchase 65,000 shares of the Company’s common stock to a consultant, at a price per share of $2.55, the closing market price of the Company’s common stock on the grant date. The option fully vests and becomes exercisable upon the achievement of certain specified performance conditions, as defined in the consulting agreement with this consultant, and the option expires five years from the grant date. As of September 30, 2012, the Company believes there is a remote probability of achieving the required performance conditions and, accordingly, no stock-based compensation has been recognized. The Company will reassess whether achievement of the performance conditions is probable on a quarterly basis and recognize stock-based compensation when it is probable that the performance conditions will be achieved.

Warrants

During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74. The IR Warrants were fully exercised during the nine months ended September 30, 2012. In connection with the issuance of the IR Warrants, the Company recognized expenses of nil and approximately $23,000 for the three and nine months ended September 30, 2012, respectively, and expenses of approximately $16,000 and $226,000 for the three and nine months ended September 30, 2011, respectively.

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

Outstanding stock options and warrants to purchase 4,504,000 shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2012 as a result of their anti-dilutive effect. For the same 2011 periods, anti-dilutive outstanding stock options and warrants to purchase 4,588,000 shares were not included in the computation of diluted loss per share.

Stock Dividends

The Company intends to pay a 2% annual stock dividend, in quarterly installments, for the year ending December 31, 2012. Stock dividends are discussed quarterly by the Board and management. The actual declaration of future stock dividends and the establishment of the record and payment dates are subject to final determination by the Board after its review of the Company’s financial performance, the expected results of future operations, availability of shares, and other factors that the Board may deem relevant. The Company’s dividend policy may be changed at any time by the Board, and there is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

The Board declared special one-half percent stock dividends during each of the first three quarters of 2012. The stock dividend declared during the quarter ended September 30, 2012 was payable September 28, 2012 to shareholders of record on September 14, 2012, the stock dividend declared during the quarter ended June 30, 2012 was payable June 25, 2012 to shareholders of record on June 8, 2012, and the stock dividend declared during the quarter ended March 31, 2012 was payable March 30, 2012 to shareholders of record on March 15, 2012. The Board deems these three stock dividends to be special dividends and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of these stock dividends.

Stock Repurchase Program

On August 10, 2011, the Board authorized a stock repurchase program, pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock. During the three and nine months ended September 30, 2012, the Company repurchased 133,365 shares at an average price of $1.73.

Stock repurchase activities during the three and nine months ended September 30, 2012 are provided in the following table:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
7/1/2012 – 7/31/2012	102,306	$1.74	102,306	1,797,194
8/1/2012 – 8/31/2012	31,059	1.69	31,059	1,766,135
9/1/2012 – 9/30/2012	—	—	—	1,766,135

Total	133,365	$1.73	133,365	1,766,135

(1)	All share repurchases were completed pursuant to the share repurchase plan approved by the Board on August 10, 2011, which such plan permits management to repurchase, subject to the terms of the plan, up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock prior to the plan’s expiration on August 12, 2013.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011

Raw materials	$3,759	$4,280
Work-in-process	2,030	2,538
Finished goods	5,411	4,494

Inventory, net	$11,200	$11,312

Inventory is net of the provision for excess and obsolete inventory of approximately $2.1 million and $2.3 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011

Land	$186	$247
Building	239	317
Leasehold improvements	1,168	957
Equipment and computers	5,148	5,729
Furniture and fixtures	1,042	1,036
Construction in progress	168	26

	7,951	8,312
Accumulated depreciation and amortization	(6,450)	(7,164)

Property, plant, and equipment, net	$1,501	$1,148

Depreciation and amortization expense related to property, plant, and equipment totaled approximately $93,000 and $275,000 for the three and nine months ended September 30, 2012, respectively, and $118,000 and $464,000 for the three and nine months ended September 30, 2011, respectively.

On August 21, 2012, pursuant to a Sale and Purchase Agreement entered on June 12, 2012 the Company sold the smaller of two buildings and a portion of the land parcel of its two-building property in Floss, Germany. The purchase price of approximately $136,000, was reduced by transaction costs, resulting in net proceeds of approximately $124,000. As of September 30, 2012, the Company recorded a realized gain on the sale of these assets of approximately $3,000. The Company also undertook an appraisal of the remaining land and building at the Floss property which was valued at approximately $457,000, as of September 19, 2012, compared with net carrying value of $407,000, and thus no impairment charge was necessary.

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

Amortization expense for the three and nine months ended September 30, 2012 was approximately $33,000 and $98,000, respectively, and $33,000 and $98,000, respectively, for the same periods in 2011. Other intangible assets consist of an acquired customer list and a non-compete agreement.

The following table presents details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2012				As of December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,800)	$—	$114	$1,914	$(1,702)	$—	$212
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	593	(593)	—	—	593	(593)	—	—

Total	$2,576	$(2,462)	$—	$114	$2,576	$(2,364)	$—	$212

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011

Payroll and benefits	$1,801	$1,928
Warranty accrual	1,930	2,218
Sales tax	481	526
Accrued professional services	646	669
Accrued insurance premium	—	433
Accrued support services	—	200
Other	183	203

Accrued liabilities	$5,041	$6,177

Changes in the initial product warranty accrual, and the expenses incurred under initial and extended warranties, for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Initial warranty accrual, beginning balance	$1,980	$2,686	$2,218	$2,725
Provision for estimated warranty cost	532	644	1,315	1,600
Warranty expenditures	(582)	(498)	(1,603)	(1,493)

Initial warranty accrual, ending balance	1,930	2,832	1,930	2,832
Total warranty accrual, long term	—	385	—	385

Total warranty accrual, current portion	$1,930	$2,447	$1,930	$2,447

Deferred revenue is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Undelivered elements (training, installation and product and support services)	$1,526	$1,105
Extended warranty contracts	1,469	1,056

Total deferred revenue	2,995	2,161

Less long-term amounts:
Extended warranty contracts	(5)	(25)

Total deferred revenue, long-term	(5)	(25)

Total deferred revenue, current portion	$2,990	$2,136

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

The 2011 P&G Amendment also provided that effective January 1, 2011, P&G's exclusive license to the Company’s patents converted to a non-exclusive license unless P&G paid the Company a license payment in the amount of $187,500 by the end of the third quarter of 2011, and at the end of each quarter thereafter, throughout the term of the 2010 P&G Agreement. As a result of P&G not making any payments to the Company in the third and fourth quarters of the year ended December 31, 2011, their license converted to a non-exclusive license. The Company is currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing its patents.

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

On May 24, 2012, the Company entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended on August 6, 2012 (“Amendment No. 1”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. As of September 30, 2012, the Company had outstanding borrowings totaling approximately $2.2 million, including $600,000 under the Domestic Revolver and $1.6 million under the Ex-Im Revolver. All outstanding borrowings under the lines of credit and accrued interest are due and payable upon the maturity date of May 1, 2014.

There were no restricted cash balances as of September 30, 2012. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

The Credit Agreements require the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of September 30, 2012, the Company was in compliance with these covenants.

The interest rates on the outstanding principal balance of the credit facilities bear interest at annual percentage rates equal to the daily adjusting LIBOR rate, plus spreads of 5.25% for the Domestic Revolver and 4.25% for the Ex-Im Revolver. The daily adjusting LIBOR rate is subject to a floor of 1.00% per annum. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three and nine months ended September 30, 2012, the Company incurred $98,000 and $133,000, respectively, of interest expense associated with the credit facilities, of which approximately $17,000 was payable at September 30, 2012. Included in interest expense during the three and nine months ended September 30, 2012 is $38,000 and $53,000, respectively, of amortization of deferred debt issuance costs and $18,000 and $25,000, respectively, of amortization of the discount on lines of credit. During the three and nine months ended September 30, 2011, the Company incurred nil and $293,000, respectively, of interest expense associated with the Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, which was repaid on February 8, 2011.

Pursuant to the Credit Agreements, the Company paid both the first and second annual $120,000 commitment fees, each being one and one-half percent of the aggregate $8.0 million commitment, totaling $240,000. The commitment fees and the legal costs associated with acquiring the credit facilities were capitalized and are being amortized on a straight-line basis as interest expense over the term of the Credit Agreements.

As additional consideration for the lines of credit, the Company also issued warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.83 per share. The Comerica Warrants vest in four equal quarterly tranches beginning on May 24, 2012 and are exercisable once vested. The Comerica Warrants may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 24, 2017. The fair value of the Comerica Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.00 years; volatility of 99.55%; annual dividend per share of $0.00; and risk-free interest rate of 0.77%; and resulted in an estimated fair value of $135,000 which was recorded as equity and resulted in a discount to the credit facilities at issuance. The discount is being amortized on a straight-line basis to interest expense over the term of the Credit Agreements.

In connection with Amendment No. 1, the Company reduced the exercise price of the Comerica Warrants from $2.83 to $2.00 per share. The fair value of the re-priced Comerica Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 4.80 years; volatility of 100.37%; annual dividend per share of $0.00; and risk-free interest rate of 0.65%. The modification to the Comerica Warrants resulted in an incremental expense of $7,000 which was added to the discount and is being amortized on a straight-line basis over the remaining term of the Credit Agreements.

Other Borrowings

In December 2011, the Company financed approximately $433,000 of insurance premiums payable in nine equal monthly installments of approximately $48,000 each, including a finance charge of 2.50%. As of September 30, 2012, there were no amounts outstanding under this arrangement. During the three and nine months ended September 30, 2012 and September 30, 2011, the Company incurred nil and $4,000, respectively, of interest expense associated with the financed insurance premiums, of which no amounts remained payable at September 30, 2012.

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

Intellectual Property

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging patent infringement of U.S. Patent No. 7,485,116 involving the Company’s

ezLase diode laser. On September 12, 2012, CAO filed a First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood and (2) unfair competition. The new claims are based on a press release that the Company issued on or about April 30, 2012, which CAO alleges contain statements that are factually inaccurate and falsities that are disparaging to CAO and its diode product. The First Amended Complaint seeks unspecified damages, punitive damages, injunctive relief, treble damages, costs, interest, and attorneys’ fees. On September 14, 2012, the Company filed an inter partes reexamination request with respect to the asserted patent with the United States Patent and Trademark Office. The Company’s response to the First Amended Complaint is due on November 13, 2012. Management plans to vigorously defend against the allegations.

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single business segment. For the three and nine months ended September 30, 2012, sales in the United States accounted for approximately 68%, of net revenue, and international sales accounted for approximately 32%, respectively, of net revenue. For the three and nine months ended September 30, 2011, sales in the United States accounted for approximately 50% and 66%, respectively, of net revenue, and international sales accounted for approximately 50% and 34%, respectively, of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$9,433	$6,551	$25,842	$23,685
International	4,348	6,510	12,434	12,016

	$13,781	$13,061	$38,276	$35,701

No individual country, other than the United States, represents more than 10% of total net revenue for the three and nine months ended September 30, 2012 and 2011.

Long-lived assets located outside of the United States totaled approximately $400,000 and $542,000 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 11—CONCENTRATIONS

Revenue from Waterlase systems, the Company’s principal product, which includes the iPlus, MDX systems, and the MD Turbo, comprised 67% and 64% of total net revenue for the three and nine months ended September 30, 2012, respectively, and 63% and
57%, respectively, for the same periods in 2011. Revenue from Diode systems comprised 7% and 9% of total net revenue for the three and nine months ended September 30, 2012, respectively, and 17% and 21%, respectively, for the same periods of 2011. Revenue from consumables, service and warranty contracts comprised 21% and 22% of total net revenue for the three and nine months ended September 30, 2012, respectively, and 19% and 20%, respectively, for the same periods of 2011. Revenue from imaging systems comprised 5% of total net revenue for the three and nine months ended September 30, 2012, and 1% and 0%, respectively, for the same periods in 2011.

Approximately 5% and 4% of the Company’s net revenue in the three and nine months ended September 30, 2012, respectively, was generated through sales to HSIC worldwide. Approximately 14% and 24% of the Company’s net revenue in the three and nine months ended September 30, 2011, respectively, was generated through sales to HSIC worldwide, of which 49% and 68%, respectively, was related to non-cancellable prepaid purchase orders which were fully satisfied in 2011.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2012 and December 31, 2011.

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

NOTE 12—INCOME TAXES

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended September 30, 2012 and 2011, the Company recorded an increase of $2,000 and $4,000, and $2,000 and $4,000, respectively, with respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest.

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

As a result of the transaction, the Company recorded a decrease to accounts receivable of approximately $1.1 million with a corresponding decrease to revenue to pay for the purchase of the Waterlase MD Turbo laser systems. The Company also recorded an increase to inventory for the same amount with a corresponding decrease to cost of revenue to record the inventory acquired. As such, while the Company’s revenues and cost of revenues were both reduced by $1.1 million to record the effects of the transaction, there was no effect on the Company’s gross profit during the nine months ended September 30, 2012. Additionally, as a result of the transaction, during the nine months ended September 30, 2012, the Company de-recognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided to HSIC and approximately $142,000 of accrued warranties previously provided to HSIC and reversed accrued sales and marketing service liabilities of approximately $350,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) and in item 1A of this report. Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Overview

We are a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine. Our principal products are dental laser systems that allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the FDA to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and various other international markets. Since 1998, we have sold over 9,200 Waterlase systems, including more than 5,200 Waterlase MD and iPlus systems, and more than 20,600 laser systems in over 60 countries. We also market and distribute dental imaging equipment and other related products designed to improve technologies for applications and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue and cosmetic procedures, including tooth whitening. We currently have approximately 160 issued and 130 pending U.S. and international patents, the majority of which are related to our core Waterlase technology and dental and medical lasers.

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

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users through our direct sales force and through multiple distributors; establish profitable operations through increased sales and reduced operating expenses; and potentially raise additional funds, principally through the sales of our securities or debt financings, to meet our working capital needs.

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

Accordingly, we have taken steps during the period ending September 30, 2012, which we believe will improve our financial condition and ultimately improve our financial results, including increasing our product offerings with the launch of the new Epic diode laser system, which received the CE Mark in late September 2012 and which received U.S. Food and Drug Administration clearance in October 2012, executing the definitive five-year agreement with Copenhagen-based 3Shape Corporation (“3Shape”), making the Company a distributor of 3Shape’s TRIOS® intra-oral scanning technologies for digital impression-taking solutions in the United States and Canada, expanding our direct sales force and certain distributor relationships, and establishing two revolving credit facilities to meet working capital needs.

Credit Facilities Established

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended on August 6, 2012, (“Amendment No. 1”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. The Credit Agreements mature on May 1, 2014 and are secured by substantially all assets now owned or hereinafter acquired. The Credit Agreements require compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of September 30, 2012, we were in compliance with these covenants.

As additional consideration for the lines of credit, we also issued warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of our common stock at an exercise price of $2.83 per share. The Comerica Warrants vest in four equal quarterly tranches beginning on May 24, 2012 and are exercisable once vested. The Comerica Warrants may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrants into a number of shares, in whole or in part. These warrants will expire if unused on May 24, 2017. The $135,000 estimated fair value of the warrants was recorded as equity, resulting in a discount to the credit facilities at issuance. The discount is being amortized to interest expense over the term of the lines of credit. In connection with Amendment No. 1, we reduced the exercise price of the Comerica Warrants from $2.83 to $2.00 per share. The modification to the Comerica Warrants resulted in an incremental expense of $7,000 which was added to the discount and is being amortized on a straight-line basis over the remaining term of the Credit Agreements.

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

On April 12, 2012, we completed a transaction with HSIC (the “2012 Termination Agreement”) whereby we purchased HSIC’s inventory of Waterlase MD Turbo laser systems for approximately $1.1 million and HSIC released its liens on our assets. The arrangement enabled us to remove lien restrictions on our assets which allowed us to secure the Credit Agreement with Comerica Bank and also enabled us to reacquire 153 MD Turbo laser systems at a cost well below market for the parts. Pursuant to the terms of the transaction, the entire purchase price was paid by offsetting certain accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. As a result of the transaction, we are no longer required to fulfill certain future service obligations and, accordingly, derecognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided and approximately $142,000 of accrued warranties during the quarter ended March 31, 2012. During the quarter ended June 30, 2012, the Company reversed accrued sales and marketing service liabilities of approximately $350,000 because the liability was extinguished with the closing of the 2012 Termination Agreement.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10K for the year ended December 31, 2011 (the “2011 Form 10-K”). Management believes that there have been no significant changes during the nine months ended September 30, 2012 in our critical accounting policies from those disclosed in Item 7 of the 2011 Form 10-K, except with regard to restricted cash as set forth below.

Restricted Cash. We maintain bank controlled depository accounts to be held for repayment of lines of credit and accrued interest expense or disbursement to our operating bank account, pursuant to the terms of two revolving credit facility agreements with Comerica Bank. There were no restricted cash balances as of September 30, 2012.

Results of Operations

The following table sets forth certain data from our operating results expressed as percentages of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Products and services revenue	99.5%	99.9%	102.6%	98.8%
Non-recurring event	0.0	0.0	(2.9)	0.0
License fees and royalty revenue	0.5	0.1	0.3	1.2

Net revenue	100.0	100.0	100.0	100.0
Cost of revenue	54.4	59.3	57.0	55.8
Non-recurring event	0.0	0.0	(3.0)	0.0

Net cost of revenue	54.4	59.3	54.0	55.8

Gross profit	45.6	40.7	46.0	44.2

Operating expenses:
Sales and marketing	26.4	24.6	29.7	24.3
General and administrative	13.3	15.2	16.4	16.6
Engineering and development	8.7	8.1	9.6	9.1

Total operating expenses	48.4	47.9	55.7	50.0

Loss from operations	(2.8)	(7.2)	(9.7)	(5.8)
Non-operating gain (loss), net	(0.9)	0.3	(0.7)	(0.9)

Loss before income tax provision	(3.7)	(6.9)	(10.4)	(6.7)
Income tax provision	0.3	0.4	0.3	0.2

Net loss	(4.0)%	(7.3)%	(10.7)%	(6.9)%

The following table summarizes our net revenue by category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012 (1)		2011
Waterlase systems	$9,255	67%	$8,214	63%	$24,304	64%	$20,204	57%
Diode systems	896	7%	2,169	17%	3,556	9%	7,643	21%

Total laser systems	10,151	74%	10,383	80%	27,860	73%	27,847	78%
Imaging systems	675	5%	100	1%	1,722	5%	100	0%
Consumables and service	1,490	11%	1,457	11%	4,470	11%	4,065	11%
Warranty and training	1,394	10%	1,107	8%	4,095	11%	3,270	9%

Total products and services	13,710	100%	13,047	100%	38,147	100%	35,282	99%
License fees and royalty	71	0%	14	0%	129	0%	419	1%

Net revenue	$13,781	100%	$13,061	100%	$38,276	100%	$35,701	100%

(1)	The summary of net revenue includes the non-recurring event of approximately $1.1 million, which if excluded would result in Waterlase systems revenue of $25.4M and 65%, total laser systems revenue of $29.0M and 74%, and net revenue of $39.4M and 100% for the nine months ended September 30, 2012; the remaining categorical percentages would decrease accordingly.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012 (1)	2011
United States	$9,433	$6,551	$25,842	$23,685
International	4,348	6,510	12,434	12,016

Net revenue	$13,781	$13,061	$38,276	$35,701

(1)	The net revenue by geography includes the non-recurring event of $1.1 million, which if excluded would result in United States net revenue of $27.0M, for the nine months ended September 30, 2012.

Three months ended September 30, 2012 and 2011

Net Revenue. Net revenue for the three months ended September 30, 2012 was $13.8 million, an increase of $720,000, or 6%, as compared to net revenue of $13.1 million for the three months ended September 30, 2011. The increase in net revenue was primarily attributed to continued demand for our all-tissue Waterlase systems and increased sales of imaging systems, consumables and service and warranty and training, and royalty revenues. These increases, fueled by increased sales and marketing efforts, were offset by decreased sales of diode laser systems.

Laser system net revenue decreased by approximately $232,000, or 2%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Revenues from Waterlase systems increased $1.0 million, or 13%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was primarily due to increased sales and marketing efforts. Revenues from our diode systems decreased $1.3 million, or 59%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was primarily attributed to lower sales of the ezlase laser due to market anticipation of the new Epic laser which was launched at the end of September 2012, after unexpected delays in obtaining regulatory clearances.

Imaging system net revenue increased by approximately $575,000, or 575%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, which was the initial period imaging systems were included in our product offerings. The addition of the intra-oral scanning technologies to our imaging system product offerings is expected to enhance revenue growth in future periods.

Consumables and services net revenue, which includes consumable products, product services, extended warranty service contracts, advanced training programs, and shipping revenue increased by approximately $320,000, or 13%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Consumable products and product services revenue increased $33,000, or 2%, and extended warranty service contracts, advanced training programs, and shipping revenue increased approximately $287,000 or 26%. The increased revenues were consistent with our increased Waterlase revenues and were due to increased sales and marketing efforts.

License fees and royalty revenue remained relatively flat, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

Net Cost of Revenue. Net cost of revenue for the three months ended September 30, 2012 decreased by $243,000, or 3%, to $7.5 million, compared with cost of revenue of $7.7 million for the three months ended September 30, 2011. This decrease was primarily attributed to continued quality improvements, and efficiencies gained in the manufacturing process.

Gross Profit. Gross profit for the three months ended September 30, 2012 increased by $963,000 to $6.3 million, or 46% of net revenue, from $5.3 million, or, 41% of net revenue, for the three months ended September 30, 2011. The increase was primarily due to increased sales, quality improvements, and efficiencies gained through improvements in the manufacturing process.

Operating Expenses. Operating expenses for the three months ended September 30, 2012 increased by $413,000, or 7%, to $6.7 million as compared to $6.3 million for the three months ended September 30, 2011 and remained flat at 48% of net revenue. The reasons for the year-over-year increase in expense are broken out into the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2012 increased by $418,000, or approximately 13%, to $3.6 million, or 26% of net revenue, as compared with $3.2 million, or 25% of net revenue, for the three months ended September 30, 2011. The increase was primarily due to increased sales commissions of $285,000, increased convention costs of $166,000, and increased payroll and consulting costs of $74,000, offset by decreased supplies expenses of $72,000.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2012 decreased by $148,000, or 7%, to $1.8 million, or 13% of net revenue, as compared with $2.0 million, or 15% of net revenue, for the three months ended September 30, 2011. The decrease in general and administrative expenses resulted primarily from decreased allowance for doubtful accounts of $129,000 and decreased payroll and consulting related expenses of $72,000, offset by increased bank fees of $43,000 and patent costs of $32,000.

Engineering and Development Expense. Engineering and development expenses for the three months ended September 30, 2012 increased by $143,000, or 14%, to $1.2 million, or 9% of net revenue, as compared with $1.1 million, or 8% of net revenue, for the three months ended September 30, 2011. The increase was primarily related to continued efforts in new product development, which we expect to continue in the future.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We recognized a $28,000 loss on foreign currency transactions for the three months ended September 30, 2012, compared to a $44,000 gain on foreign currency transactions for the three months ended September 30, 2011, due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, and the financing of our business insurance premiums. Interest expense totaled approximately $98,000 and $2,000 for the three months ended September 30, 2012 and 2011, respectively. The increase in interest expense was due to borrowings under the revolving credit facilities that were established in May 2012.

Income Taxes. Our provision for income taxes was $34,000 for the three months ended September 30, 2012, compared to $57,000 for the three months ended September 30, 2011.

Net Loss. For the reasons stated above, our net loss was $548,000 for the three months ended September 30, 2012, compared to a net loss of $953,000 for the three months ended September 30, 2011.

Nine months ended September 30, 2012 and 2011

Net Revenue. Net revenue for the nine months ended September 30, 2012 was $38.3 million, an increase of $2.6 million, or 7%, as compared with net revenue of $35.7 million for the nine months ended September 30, 2011. Excluding the non-recurring event resulting from the 2012 Termination Agreement with HSIC, net revenue for the nine months ended September 30, 2012 was $39.4 million, an increase of $3.7 million, or 10%, as compared to net revenue of $35.7 million for the nine months ended September 30, 2011. The increase in net revenue, excluding the non-recurring event, was primarily attributed to continued demand for our all-tissue Waterlase systems, increased sales of imaging systems, and increases in consumables and service and warranty and training. These increases, fueled by increased sales and marketing efforts, were offset by decreased sales of diode laser systems and lower royalty revenues.

Laser system net revenue remained relatively flat for the nine months ended September 30, 2012 compared to the same period of 2011. Sales of our Waterlase systems increased $4.1 million, or 20%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Excluding the non-recurring event, laser system net revenue increased by approximately $1.2 million, or 4%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Sales of our Waterlase systems, excluding the non-recurring event, increased $5.2 million, or 26%, in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase, excluding the non-recurring event, was primarily due to increased sales and marketing efforts. Revenues from our diode systems decreased $4.1 million, or 54%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease was primarily attributed to lower sales of the ilase and ezlase lasers due to market anticipation of the new epic laser which was launched at the end of September 2012, after unexpected delays in obtaining regulatory clearances.

Imaging system net revenue was $1.7 million for the nine months ended September 30, 2012 compared to $100,000 for the nine months ended September 30, 2011. Imaging systems were included in our product offerings beginning in the three months ended September 30, 2012. The addition of the intra-oral scanning technologies to our imaging system product offerings is expected to enhance revenue growth in future periods.

Consumables and services net revenue increased by approximately $1.2 million, or 17%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Consumable products and product services revenue increased $405,000, or 10%, and extended warranty service contracts, advanced training programs, and shipping revenue increased $825,000, or 25%, during the nine months ended September 30, 2012, as compared to the same period of 2011. The increased revenues were due to increased Waterlase system sales and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue decreased approximately $290,000 to approximately $129,000 in the nine months ended September 30, 2012 compared to $419,000 in the nine months ended September 30, 2011. The decrease resulted primarily as a result of recognition of deferred royalty revenue from P&G of $375,000 during the nine months ended September 30, 2011. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

Net Cost of Revenue. Net cost of revenue for the nine months ended September 30, 2012 increased by $757,000, or approximately 4%, to $20.7 million, compared with cost of revenue of $19.9 million for the nine months ended September 30, 2011. Excluding the non-recurring event, cost of revenue for the nine months ended September 30, 2012 increased by $1.9 million, or approximately 10%, to $21.8 million, compared with cost of revenue of $19.9 million for the nine months ended September 30, 2011. This increase, excluding the non-recurring event, was primarily attributed to increased sales.

Gross Profit. Gross profit for the nine months ended September 30, 2012 increased by $1.8 million to $17.6 million, or 46% of net revenue, as compared with gross profit of $15.8 million, or 44% of net revenue, for the nine months ended September 30, 2011. Excluding the non-recurring event, gross profit for the nine months ended September 30, 2012 represented 45% of revenue. The increase was primarily due to increased sales, continued quality improvements, and efficiencies gained through improvements in the manufacturing process.

Operating Expenses. Operating expenses for the nine months ended September 30, 2012 increased by $3.5 million, or 20%, to $21.3 million as compared to $17.8 million for the nine months ended September 30, 2011 and increased as a percentage of net revenue from 50% to 56% or from 50% to 54% when excluding the non-recurring event. The year-over-year increase in expense is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2012 increased by $2.7 million, or approximately 31%, to $11.4 million, or 30% of net revenue, as compared with $8.7 million, or 24% of net revenue, for the nine months ended September 30, 2011. Excluding the non-recurring event, sales and marketing expenses for the nine months ended September 30, 2012 represented 29% of revenue. The increase was primarily a result of increased convention costs of $807,000 related to the launch and integration of the NewTom and DaVinci 3D Imaging product lines and expansion into specialty market segments, increased commission expenses of $733,000, increased media and advertising expenses of $508,000, primarily from additional WCLI dental education events, increased payroll and consulting related expenses of $501,000 including the creation of the inside sales team and strategic partnerships with leading dental education providers, and increased shipping expenses of $109,000, offset by a net reduction in support services of $252,000 related to the non-recurring event.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2012 increased by $358,000, or 6%, to $6.3 million, or 16% of net revenue, as compared with $5.9 million, or 17% of net revenue for the nine months ended September 30, 2011. Excluding the non-recurring event, general and administrative expenses for the nine months ended September 30, 2012 represented 16% of revenue. The increase in general and administrative expenses resulted primarily from increased allowance for doubtful accounts of $143,000, increased payroll and consulting related expenses of $69,000, increased bank fees of $128,000, and increased patent costs of $37,000, offset by decreased legal costs of $38,000.

Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2012 increased by $419,000, or 13%, to $3.7 million, or 10% of net revenue, as compared with $3.2 million, or 9% of net revenue for the nine months ended September 30, 2011. Excluding the non-recurring event, engineering and development expenses for the nine months ended September 30, 2012 represented 9% of revenue. The increase was primarily related to increased payroll and consulting related expenses of $307,000 and increased supplies expenses of $116,000. We expect to maintain our investment in engineering and development as we continue our efforts in new product development in the future.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We recognized a $137,000 loss on foreign currency transactions for the nine months ended September 30, 2012, compared to a $10,000 loss on foreign currency transactions for the nine months ended September 30, 2011 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, the financing of our business insurance premiums, and interest on our term loan payable which was repaid in full in February 2011. Interest expense totaled approximately $140,000 and $306,000 for nine months ended September 30, 2012 and 2011, respectively. Interest expense for the nine months ended September 30, 2011 included $225,000 of unamortized debt-related costs that were expensed in conjunction with the repayment of our outstanding balances under the Loan and Security Agreement during February 2011.

Income Taxes. Our provision for income taxes was $97,000 for the nine months ended September 30, 2012, compared to $79,000 for the nine months ended September 30, 2011.

Net Loss. For the reasons stated above, our net loss was $4.1 million for the nine months ended September 30, 2012, compared to a net loss of $2.5 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had approximately $6.2 million in working capital. Our principal sources of liquidity at September 30, 2012 consisted of approximately $1.3 million in cash and cash equivalents, $10.3 million of net accounts receivable, and $5.1 million of available borrowings under two revolving credit facility agreements. We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended September 30,
	2012	2011

Net cash flow provided by (used in):
Operating activities	$(3,527)	$(11,302)
Investing activities	(591)	(294)
Financing activities	2,111	15,633
Effect of exchange rate changes	(5)	26

Net change in cash and cash equivalents	$(2,012)	$4,063

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2012 was $3.5 million. Cash flow from operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Net cash used in working capital changes totaled $1.6 million for the nine months ended September 30, 2012. The most significant changes in operating assets and liabilities for the nine months ended September 30, 2012, as reported in our consolidated statements of cash flows, were increases of $1.6 million in accounts payable and accrued liabilities and $1.6 million in accounts receivable, offset by decreases of $834,000 in deferred revenue, $599,000 in prepaid expenses and other assets, and $112,000 in inventory.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 consisted of $715,000 of capital expenditures offset by $124,000 in proceeds from the sale of long-lived real estate assets in Germany. For fiscal 2012, we expect capital expenditures to total approximately $1.0 million, and we expect depreciation and amortization to total approximately $500,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $2.1 million. Net cash provided by financing activities included $9.5 million in borrowings under the revolving credit facilities and $461,000 in proceeds from the exercise of stock options and warrants. Net cash used in financing activities for the nine months ended September 30, 2012 consisted of amounts related to the borrowings under the revolving credit facilities, including $7.3 million used for repayment of borrowings, $304,000 used for debt issuance costs, and $235,000 used for stock repurchases.

Future Liquidity Needs

At September 30, 2012, we had approximately $6.2 million in working capital. Our principal sources of liquidity at September 30, 2012 consisted of approximately $1.3 million in cash and cash equivalents, $10.3 million of net accounts receivable, and $5.1 million of available borrowings under two revolving credit facility agreements.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users through our direct sales force and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to seek to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. There can be no assurance that we will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we received from our independent registered public accounting firm as of and for the year ended December 31, 2011 contained an explanatory paragraph stating that there was substantial doubt regarding our ability to continue as a going concern.

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

In December 2011, we financed approximately $433,000 of insurance premiums payable in nine equal monthly installments of approximately $48,000 each, including a finance charge of 2.50%. As of September 30, 2012, there were no amounts outstanding under this arrangement.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $677,000 at September 30, 2012. We also have agreements with certain employees to pay bonuses based on targeted performance criteria.

We have an outstanding purchase obligation of $1.4 million related to a purchase agreement with a supplier that is expected to be fulfilled by June 30, 2013.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we are not involved in any material unconsolidated SPEs.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of Biolase, Inc., and Diolase™, HydroPhotonics™, LaserPal™, MD Gold™, Waterlase MD Turbo™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™ , Intuitive Power™, Comfortprep™ , Rapidprep™, Bondprep™, Intuitive Power™, Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Diode™, Epic Diode Laser™, Biolase Epic™, Epic Laser™, Epic™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, Waterlase MDX™, Total Technology Solution™, Geyserlaser™, Geyser™, eplus™, and elase™ are trademarks of BIOLASE, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

3.1.3	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 11, 2012		8-K	05/10/2012	3.1	05/16/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Quarterly Report on Form 10-Q of Biolase, Inc., for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Loss (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited), (iv) Notes to Consolidated Financial Statements (Unaudited), tagged at Level I through IV.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012

BIOLASE, INC., a Delaware Corporation (registrant)

By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer (Principal Executive Officer)

By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer (Principal Financial and Accounting Officer)