Form 10-K
period 2012-12-31
BIOLASE, INC
filed 2013-03-15
CIK 811240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $57,615,816 based on the last sale price of common stock on June 30, 2012.

As of March 8, 2013, there were 31,343,661 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

Item 1.    Business

Overview

We are a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners. Our dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to sell our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 160 issued and 150 pending U.S. and international patents, the majority of which are related to our core Waterlase technology and dental and medical lasers. Since 1998, we have sold over 9,500 Waterlase systems, including more than 5,500 Waterlase MD® and iPlus® systems, and more than 21,600 laser systems in over 60 countries around the world.

We currently operate in a single reportable business segment. We had net revenues of $57.4 million, $48.9 million, and $26.2 million in 2012, 2011, and 2010, respectively, and we had net losses of $3.1 million, $4.5 million, and $12.0 million for the same periods.

We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. and to BIOLASE, Inc. in 2012. Since 1998, our primary objective has been to be the leading designer, manufacturer and marketer of laser systems for the dental industry.

Recent Developments

Product Offerings

In October 2012, we expanded the line of dental imaging products by executing a definitive five-year agreement with Copenhagen-based 3Shape Corporation (“3Shape”), making the Company a distributor of 3Shape’s TRIOS® intra-oral CAD/CAM scanning technologies for digital impression-taking solutions in the U.S. and Canada. Among other capabilities, the TRIOS offers on-screen visualization of the impressions with online communication with dental laboratories. We are currently selling this product as a distributor under the manufacturer’s regulatory market clearances.

In September 2012, we introduced the Epic™, which received the CE Mark in late September 2012 and which received FDA 510(k) clearance in October 2012. This innovative diode laser provides versatility with soft tissue surgery, teeth whitening, and pain therapy capabilities in a portable and convenient design with pre-set and customizable settings. Weighing only two and a half pounds, the Epic diode laser has 10 Watts of power. The Epic V-Series launching in 2013 is based on the Epic platform with software and delivery adaptations enabling a wide range of veterinary applications, including surgical, dental, and pain therapy procedures. We anticipate further expansion of the Epic diode laser into additional medical markets in 2013.

In February 2012, we introduced the Waterlase MDX™ line, a new product line of all-tissue lasers which expands the Company’s product offerings and complements the industry-leading Waterlase iPlus all-tissue dental laser system. Two models of the Waterlase MDX are available. The 8-watt Waterlase MDX 300 improves on Biolase’s time-tested Waterlase MD platform with an updated user interface, a new laser engine and a new lightweight and more flexible titanium fiber cable. The Waterlase MDX 450 increases the power output to 9-watts and cuts hard-tissue up to 70 percent faster than the Waterlase MDX 300. The Waterlase MDX 300 is upgradeable in the field to the MDX 450 performance level.

In February 2012, we introduced NewTom Cone Beam three-dimensional (“3-D”) Imaging products, manufactured by Cefla Dental Group, which we distribute in the United States and Canada. The NewTom 3-D product line will complement the Biolase DaVinci Imaging dental imaging devices and provide our dental customers a wider and more comprehensive choice of configurations, range of performance, and price points. The NewTom imaging products are typically used in highly complex dentistry cases by periodontists, endodontists, and oral surgeons where more involved and more accurate images are required. We believe that they are increasingly being adopted by general practitioners for use in placing implants. We are currently selling these products as a distributor under the manufacturer’s 510(k) clearances. We initially introduced dental imaging products in July 2011 under the Biolase DaVinci Imaging™ name.

In January 2011, we introduced the Waterlase iPlus®, a powerful and intuitive dual wavelength all-tissue dental laser system. We believe the iPlus is our most significant advancement in all-tissue laser technology since we introduced the Waterlase MD™ in 2005. The Waterlase iPlus received FDA 510(k) clearance in the United States in August 2010 and received European CE mark-approval in February 2011.

Credit Facilities Established

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended on August 6, 2012, (“Amendment No. 1”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings of up to $8.0 million. The Credit Agreements mature on May 1, 2014 and are secured by substantially all of our assets now owned or hereinafter acquired. The Credit Agreements require compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of December 31, 2012, we were in compliance with these covenants.

Termination of Master Distribution Agreement

On September 23, 2010, we entered into a Distribution and Supply Agreement with Henry Schein, Inc. (“HSIC”), effective August 30, 2010, (the “D&S Agreement”), which terminated all prior agreements with HSIC. Under the D&S Agreement, we granted HSIC certain non-exclusive distribution rights in North America and several international markets with respect to our dental laser systems, accessories, and related support and services in certain circumstances. In addition, we granted HSIC exclusivity in selected international markets subject to review of certain performance criteria. In connection with the D&S Agreement, HSIC placed two irrevocable purchase orders totaling $9 million for our products. The first purchase order, totaling $6 million, was for the purchase of iLase® systems and was fully satisfied during the first quarter of 2011. The second purchase order, totaling $3 million, was for the purchase of a combination of laser systems and was fully satisfied during the third quarter of 2011. The D&S Agreement granted HSIC a security interest in our inventory and assets, including our intellectual property.

On April 12, 2012, we completed a transaction with HSIC (the “2012 Termination Agreement”) whereby we purchased HSIC’s inventory of Waterlase MD Turbo laser systems for approximately $1.1 million and HSIC released its liens on our assets, including our inventory and intellectual property. As part of the 2012 Termination Agreement, we reacquired 153 MD Turbo laser systems at a cost well below market. Pursuant to the terms of the transaction, the entire purchase price was paid by offsetting certain accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. As a result of the transaction, we are no longer required to fulfill certain future service obligations and, accordingly, derecognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided and approximately $142,000 of accrued warranties during the quarter ended March 31, 2012. During the quarter ended June 30, 2012, the Company reversed accrued sales and marketing service liabilities of approximately $350,000 because the liability was extinguished with the closing of the 2012 Termination Agreement. During the year ended December 31, 2012, we sold all laser systems purchased under this arrangement at margins consistent with our comparable laser products.

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

Our Waterlase systems precisely cut hard tissue and soft tissue with minimal or no damage to surrounding tissue and dental structure. Our Diode systems are designed to complement the Waterlase systems, and are used in soft tissue procedures, pain therapy, hygiene, and cosmetic applications, including teeth whitening. The Diode systems, together with our Waterlase systems, offer practitioners a broad product line with a range of features and price points.

The Biolase DaVinci Imaging and Cefla NewTom products are state-of-the-art digital radiography systems that provide both two- and three-dimensional X-ray images as well as intraoral color images that allow doctors to visualize and manipulate significantly more information than previously available with film, without the time delay of film development or cost associated with chemicals and the film itself. These imaging systems have been designed to produce the highest quality images while exposing patients to the least amount of radiation necessary. The Trios intra-oral CAD/CAM scanning product offers diversity in our imaging product line with spray-free, high-speed, 3-D impression capture as well as touch screen and online lab communication capabilities.

A small percentage of dental professionals worldwide currently use lasers. Our laser systems are more expensive than traditional dental tools; however, we believe that the significant clinical advantages of our systems, patient benefits, the potential return on investment that our systems offer practitioners, and the options available to finance the purchase of our systems will enable us to continue to penetrate the global dental market. Laser technologies with similar patient benefits have become standard of care in ophthalmology, dermatology, and other medical specialties. When combined with better information digital imaging, dental lasers will give the doctor the best treatment options to perform more procedures in a minimally invasive manner. This combination of lasers and digital imaging systems makes us the only company to offer high-technology solutions for the diagnosis, treatment planning, and delivery of treatment, in the most minimally invasive manner possible: the Biolase Total Technology Solution™.

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

•

Additional procedures through increased information and efficiency.    Our digital imaging systems allow dentists to diagnose and discover cases that they might not be able to detect with film images and/or two-dimensional images, thereby giving them the ability to offer more treatment options for patients. Our laser systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. For soft tissue procedures, the Waterlase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. We have FDA clearance for treatment protocols including Deep Pocket Therapy with New Attachment™ and subgingival calculus removal using the Waterlase System and the patented Radial Firing Perio Tip. This is a non-surgical alternative treatment for moderate to advanced gum disease, the leading cause for tooth loss for adults over age 35 and a condition impacting more than half of Americans over age 55. In addition, the Epic and iLase systems can be used to quickly perform teeth whitening with our proprietary whitening gel and to provide temporary pain relief from myofascial disorders.

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

Benefits to Patients

•

Comfort.    The Waterlase system is able to perform various types of dental procedures without causing the heat, vibration, microfractures, trauma, or pressure associated with traditional dental methods, without cross-contamination. Further, in many cases procedures can be performed without the need for local anesthesia.

•

Convenience.    Our Waterlase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit. Digital images are available almost immediately, so patients will not have to spend extra time in the dental chair waiting for film to be developed and doctors are more efficient. Combined with the diode lasers, these systems offer a variety of solutions for patients.

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

•

Expanding sales and distribution capabilities.    In the United States and Canada, we distributed our products directly to dental practitioners utilizing a direct sales force through August 2006. From September 2006 to September 2010, we distributed our products in North America exclusively through HSIC, a leading U.S. dental products and equipment distributor. In September 2010, we changed our relationship with HSIC from an exclusive to a non-exclusive distributor of our products in North America and once again sold directly to dental practitioners utilizing a direct sales force. During 2012, we augmented our outside direct sales force by establishing an inside sales organization. The inside sales force is located at our corporate headquarters and is comprised of sales representatives and lead generators who work in partnership with the outside sales team to maximize sales by leveraging the existing installed customer base. In addition to our direct sales force in North America, we also have distribution agreements with various independent distributors to distribute our products in the United

States, Canada, and various countries in Europe, the Middle East, Latin America, and Asia-Pacific. We are continuing to develop an infrastructure to support growth in sales and marketing both domestically and internationally. This infrastructure includes product management, information technology systems, and personnel to manage our sales force, compile sales and marketing data, and better serve our customers and non-exclusive distributors.

•

Expanding product platform and applications.    We plan to expand our product line and product applications by developing product enhancements and new laser technologies including new products for use in the medical community. To this end, we launched the Epic in September 2012 which improves and expands on certain capabilities previously offered by the Diolase 10 which was launched in late 2009 for use in the medical specialty markets, including sports medicine, orthopedics, podiatry, physical therapy, and chiropractics. We also have an objective to increase our sales of disposable products that are used by dental practitioners when performing procedures using our dental laser systems. Additionally, we may strategically acquire complementary products and technologies. In February 2011, we established a new division, Biolase DaVinci Imaging, to distribute state-of-the-art extra-oral and intra-oral dental imaging devices. We began selling these imaging devices in the second half of 2011. Additionally, in early 2012, we began distributing the NewTom VGi 3-D cone beam and in late 2012 we began distributing the Trios intra-oral scanning system which expands our imaging product line and offers customers a wider and more comprehensive choice of configurations and range of performance.

•

Expanding our Er,Cr:YSGG and 940 nm diode technologies into the medical field.    Our Waterlase and Diode lasers and their delivery systems and accessories have applications in many other medical and veterinary specialties, including ophthalmology, orthopedics, sports medicine, dermatology, and podiatry. We currently hold a strong patent position which is complemented by our FDA-cleared general indications for use of our lasers with ocular tissue. Our patented Er,Cr:YSGG Waterlase technology has the potential to address several areas in ophthalmology including dry eye, glaucoma, and presbyopia, as well as several other major medical applications in dermatology, cosmetic surgery, orthopedics, and urology. During 2011 we established a new subsidiary, Occulase, Inc., for the purpose of consolidating our ophthalmologic-specific intellectual property, which includes over 30 U.S. and international patents and pending patents, as we continue our efforts to expand in this area. We recently launched the Occulase website at www.occulase.com to further our marketing efforts of this laser technology. We plan to commercialize or license these applications in the future and may use distribution partners or other strategic partnerships to enter into these markets.

•

Continuing high quality manufacturing and customer service.    Our manufacturing operations are focused on producing high quality dental laser systems. We intend to continually develop and refine our manufacturing processes to increase both production efficiencies and product quality. We provide high quality maintenance and support services through our support hotline and dedicated staff of in-house and field service personnel. Additionally, we maintain a network of factory-trained service technicians to provide maintenance and support services to customers in markets within and beyond North America.

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

•

Strengthening training and development of our laser users.    In 2012 we opened our technology and training center at corporate headquarters. The center provides introductory and specialized training sessions for dental professionals seeking proficiency and certification training utilizing our products, and will also be used for ongoing training and clinical education for both outside and inside sales teams and our service professionals. We also have established access to several training facilities around the U.S. through our network of key-opinion leaders and trainers.

Products

Our Waterlase Dentistry consists of two principal product lines: Waterlase systems and Diode systems. We developed the Waterlase and Diode systems through our own research and development, as well as intellectual property obtained through various acquisitions. During the second half of 2012, we introduced the Epic diode laser system which increases our customer base by providing an exceptional laser at an attractive value proposition. During the second half of 2011, we introduced the Biolase DaVinci Imaging line of imaging products which enabled us to offer high quality digital diagnostic solutions to complement the minimally invasive dental treatment solutions offered by our Waterlase and Diode dental systems. In 2012, we added the distribution of the NewTom 3-D cone beam and Trios intra-oral CAD/CAM scanning system which expanded our imaging product line and provides dental customers with a wider and more comprehensive choice of configurations and range of performance. The integration of our laser products with imaging offers dental professionals the Total Technology Solution which provides imaging capabilities for early diagnosis and minimally invasive treatment with our Waterlase and Diode laser technologies.

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

Diode systems.    Our Diode laser systems in dentistry currently consist of the Epic and iLase, semiconductor diode lasers that perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and temporary pain relief.

In February 2010, we introduced our iLase diode laser system, the first wireless, affordable dental diode laser that provides minimally invasive solutions for the most common everyday soft tissue surgical and hygiene procedures. Featuring patent-pending finger switch activation, battery power, our unique 940 nm wavelength, and ComfortPulse® cutting modality, we believe the wireless and highly portable iLase is a perfect complement for every dental operatory. In September 2012, we introduced our new Epic diode laser system, a portable touch screen system with applications in soft tissue surgery, dental hygiene, teeth whitening, and temporary pain relief. The iLase and Epic are FDA cleared in the United States and CE mark-approved in Europe.

Imaging systems.    Our imaging systems include licensed state-of-the-art extra-oral and intra-oral dental digital imaging devices. Our expansion into digital imaging systems enables us to offer high quality diagnostic solutions to complement the minimally invasive dental treatment solutions offered by our Waterlase and Diode systems. We now provide both high-precision intuitive diagnosis and treatment planning solutions, fundamental to the delivery of quality dentistry, together with truly advanced laser treatment solutions thereby delivering, we believe, the best biological and therapeutic results for dentists and patients. Our Imaging systems include the Cefla NewTom VGi and Biolase DaVinci D3D, 3-D Cone Beam Computed Tomography (“CBCT”) devices. We are currently selling these products as a distributor under the manufacturer’s FDA 510(k) clearance. Our 3-D CBCT devices produce stable and high quality 3-D images with low levels of radiation – critical features in dental implant, endodontic, orthodontic, and oral surgery cases.

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

3Shape Trios CAD/CAM Imaging Systems.    3Shape unveiled this system at the International Dental Show in Germany in 2011. We immediately recognized this system as an advanced dental imaging product designed with technical solutions for the dental practitioner and comfort for patients. The 3Shape system offers a spray-free scanning device for optimal accuracy and patient comfort, high speed technology with accurate digital impression-taking with up to 1000 3-D pictures, a touchscreen interface with live 3-D visualization, online communication capability with labs, and additional benefits. We are currently selling this product as a distributor under the manufacturer’s regulatory market clearances.

Medical systems.    Our Medical systems include the Diolase 10™ Diode Laser for which we received FDA 510(k) clearance in April 2009 to use in our ezlase platform for both dental and medical pain relief applications. In late 2009 we broadened our product scope to include the use of lasers in a variety of health care and therapeutic markets outside of dentistry. The Diolase 10 was launched with a patented handpiece for therapeutic applications, including temporary pain relief, topical heating for the purpose of temporarily relieving minor muscle and joint pain and stiffness, minor arthritis pain, muscle spasm, minor sprains and strains, and minor muscular back pain; temporarily increasing local blood circulation; and temporarily relaxing muscles. The Diolase 10 was our first strategic expansion into the medical market (which includes sports medicine, orthopedics, podiatry, physical therapy, and chiropractics). We initially focused on the chiropractic market and in 2010 we expanded into physical therapy and sports medicine and introduced the Deep Tissue Handpiece. A continuation of our expansion into the medical market is also realized in our Epic diode laser, which was launched in late 2012 and has improved portability and value proposition with applications including temporary pain relief. The Epic V-Series launching in 2013 is based on the Epic platform with software and delivery adaptations enabling a wide range of veterinary applications, including surgical, dental, and pain therapy procedures. We anticipate further expansion of the Epic diode laser into additional medical markets in 2013.

Related Accessories and Disposable Products

We also manufacture and sell disposable products and accessories for our laser systems. Our Waterlase and Diode systems use disposable laser tips of differing sizes and shapes depending on the procedures being performed. We also market flexible fibers and hand pieces that dental practitioners will replace at some point after initially purchasing laser systems. For our Epic and ezlase systems, we sell teeth whitening gel kits.

Warranties

Our Waterlase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one-year while our Diode systems warranty is for a period of up to two years from the date of sale to the end-user by us or a distributor. Waterlase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Our warranty covers parts and service for sales in our North American territories and parts only for international distributor sales. In North America, we sell service contracts to our end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished, or sold by authorized parties, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products. We do not offer warranties on imaging products which are covered by manufacturer’s warranties.

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

Manufacturing

Our strategy is to manufacture products in-house when it is efficient for us to do so. We currently manufacture, assemble, and test all of our products at our corporate headquarters facility in Irvine, California. The 57,000 square foot facility has approximately 20,000 square feet dedicated to manufacturing and warehousing. The facility is ISO 13485 certified. ISO 13485 certification provides guidelines for our quality management system associated with the design, manufacturing, installation, and servicing of our products. In addition, our U.S. facility is registered with the FDA and is compliant with the FDA’s Quality System Regulation.

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

Dental Practitioners.    We currently market our laser systems to dental practitioners through regional, national and international trade publications, educational events, individual meetings, the internet, and seminars. We also use brochures, direct mailers, press releases, posters, and other promotional materials, as well as print and electronic media news coverage. In 2010, we introduced the Biolase Store for online purchase of lasers, consumables, accessories, and service contracts in North America. In 2002, we founded the WCLI to formalize our efforts to educate and train dental practitioners in laser dentistry. The WCLI conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers, and academicians, including one, two, and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools, and laboratories which use our products in training and demonstrations. We believe these relationships will increase awareness of our products. In 2012 we formalized a 5 year agreement with Professor Norbert Gutknecht and the Aachen Center for Laser Dentistry (“AALZ”), the acknowledged leader in dental laser education since its founding in 1992. We expect the AALZ and related World Academy for Laser Education in Dentistry Network (“WALED”) will expand the availability of postgraduate advanced wavelength clinical laser education to more than 40 countries while also taking major steps toward standardizing laser dental education for all our owners worldwide.

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

Sales

We currently sell our products primarily to dentists in general practice through our direct sales force and our distributor network. The majority of the dentists in the United States and the majority of our end-user customers are sole practitioners. We expect our laser systems to continue to gain acceptance among periodontists, endodontists, oral surgeons, and other dental specialists as they become better aware of the clinical benefits and new treatment options available through the use of our laser systems. Outside of the dental market, we expect that our initial sales of lasers will be to chiropractors, physical therapists, and other pain management specialists, as well as the veterinary market.

The following table summarizes our net revenues by category for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Years Ended December 31,
	2012(1)		2011(2)		2010(2)
Waterlase systems	$36,041	63%	$29,288	60%	$8,241	32%
Diode systems	6,307	11%	9,172	19%	7,907	30%
Imaging systems	3,365	6%	238	0%	—	0%
Consumables and other	5,954	10%	5,236	11%	4,234	16%
Services revenue	5,524	10%	4,485	9%	4,198	16%

Products and services revenue	57,191	100%	48,419	99%	24,580	94%
License fees and royalties	165	0%	439	1%	1,645	6%

Net revenue	$57,356	100%	$48,858	100%	$26,225	100%

(1)	The summary of net revenue includes the non-recurring event of approximately $1.1 million, which if excluded would result in Waterlase systems revenue of $37.2 million and 64%, total laser systems revenue of $43.5 million and 74%, and net revenue of $58.5 million and 100% for the year ended December 31, 2012, and the remaining categorical percentages would decrease correspondingly.

(2)	Certain amounts have been reclassified to conform to the current year presentation.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2012(1)	2011	2010
United States	$40,524	$32,782	$16,900
International	16,832	16,076	9,325

	$57,356	$48,858	$26,225

(1)	The net revenue by geography includes the non-recurring event of $1.1 million, which if excluded would result in U.S. net revenue of $41.7 million, for the year ended December 31, 2012.

International revenue accounts for a significant portion of our total revenue and accounted for approximately 29%, 33%, and 36% of our net revenue in 2012, 2011, and 2010, respectively. No individual country outside the United States represented more than 10% of net revenue during the years ended December 31, 2012, 2011, and 2010.

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

On April 12, 2012, we completed a transaction with HSIC (the “2012 Termination Agreement”) whereby we purchased HSIC’s inventory of Waterlase MD Turbo laser systems for approximately $1.1 million and HSIC released its liens on our assets, including our inventory and intellectual property. As part of the 2012 Termination Agreement, we reacquired 153 MD Turbo laser systems at a cost well below market. Pursuant to the terms of the transaction, the entire purchase price was paid by offsetting certain accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. As a result of the transaction, we are no longer required to fulfill certain future service obligations and, accordingly, derecognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided and approximately $142,000 of accrued warranties during the quarter ended March 31, 2012. During the quarter ended June 30, 2012, the Company reversed accrued sales and marketing service liabilities of approximately $350,000 because the liability was extinguished with the closing of the 2012 Termination Agreement. During the year ended December 31, 2012, the Company sold all laser systems purchased under this arrangement at margins consistent with our comparable laser products.

International Sales.    Through 2008, we sold products in Germany, Spain, Australia, and New Zealand through direct sales forces from our sales and service locations in those respective countries. In the first quarter of 2009, we transitioned sales in these countries from direct sales to distribution through HSIC and a network of other independent distributors. Our distributors purchase laser systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain their exclusivity. In 2011, we began selling our products directly to end users in Germany and other countries where we have non-exclusive distribution arrangements. In 2012, we began selling our products directly to end users in India and neighboring countries.

Customer Concentration.    From 2007 through 2010, we were substantially dependent on our distributor, HSIC, for purchases of our products. For the years ended December 31, 2012, 2011, and 2010, sales to HSIC worldwide accounted for approximately 3%, 19%, and 38%, respectively, of our net revenue. HSIC no longer distributes our products on an exclusive basis. Instead we sell our products through our direct sales force and non-exclusive distributor relationships. However, our relationship with HSIC remains significant and they are our largest non-exclusive distributor in the U.S. and certain other countries.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and product development group consists of approximately 13 individuals with medical device and laser development experience, including two Ph.Ds. During the years ended December 31, 2012, 2011, and 2010, our engineering and product development expenses totaled approximately $4.7 million, $4.3 million and $3.8 million, respectively. Our current engineering and product development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Some examples of the improvements we are pursuing for our dental lasers include faster cutting speed, ease of use, less need for anesthesia injections, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems.

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

The 2011 P&G Amendment also provided that effective January 1, 2011, P&G’s exclusive license to our patents converted to a non-exclusive license unless P&G paid us a license payment in the amount of $187,500 by the end of the third quarter of 2011, and at the end of each quarter thereafter, throughout the term of the 2010 P&G Agreement. As a result of P&G not making any payments to us in the third or fourth quarters of the year ended December 31, 2011, their license converted to a non-exclusive license. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

Intellectual Property and Proprietary Rights

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2012, we had approximately 160 issued patents and 150 pending patent applications in the United States, Europe and other countries around the world. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: five in 2013, four in 2014, 21 in 2015, 18 in 2016, and six in 2017, with the majority having expiration dates ranging from 2018 to 2032. With approximately 150 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business.

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

Our Diode laser systems, including the Epic, ezlase and iLase, compete with other semiconductor diode lasers manufactured by Ivoclar Vivadent, Inc., Sirona Dental Systems, Inc., KaVo Dental GmbH, AMD Lasers, LLC, (which was acquired by Dentsply, Inc. in July 2011), ARC, GIGA, Zila and DenMat, as well as with scalpels, scissors and a variety of other cutting tools that have been traditionally used to perform soft tissue procedures. We also expect other domestic and foreign laser manufacturers to enter this market in the future. Our new Epic and iLase lasers were specifically designed to compete in this growing market with key differentiating features and performance. Unlike the Epic and ezlase, none of the lasers in this category have FDA clearance for use in both pain management therapy and teeth whitening, in addition to a full range of soft tissue indications. Our Epic and ezlase system competes with other in-office whitening products and high intensity lights used by dentists, as well as teeth whitening strips and other over-the-counter products.

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

Foreign Regulation

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of medical devices within the European Union. During this process, the sponsor must demonstrate compliance with the International Organization for Standardization’s manufacturing and quality requirements. We have received CE Marking for our Waterlase and Diode laser systems. We cannot assure you that we will be able to obtain necessary foreign government approvals or successfully comply with foreign regulations. Our failure to do so could hurt our business, financial condition, and results of operations.

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

The Patient Protection and Affordable Care Act (the “Affordable Care Act”), enacted in March 2010, is intended to expand health insurance coverage to uninsured persons in the U.S. The impact of this expansion of coverage on the sales of our products is currently unknown. The Affordable Care Act includes Medicare reimbursement policy, payment and health care delivery system, and coverage reforms, including development, implementation, and revision to prospective payment systems, any of which may adversely impact third-party reimbursements received by our end-user customers. Centers for Medicare and Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, along with its contractors, establish coverage and reimbursement policies for the Medicare program. In addition, private payers, whom often follow the coverage and reimbursement policies of Medicare, and employer-sponsored health care plans, are subject to rules and penalties under the Affordable Care Act which may also adversely impact third-party reimbursements received by our end-user customers. We cannot assure you that government or private third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate and we continue to assess the impact of the Affordable Care Act on our business.

In general, we expect Medicare will continue to cover a medical product or procedure when the product or procedure is reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. Even if the medical product or procedure is considered medically necessary and coverage is available, Medicare may place restrictions on the circumstances where it provides coverage.

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

Employees

At December 31, 2012, the Company employed approximately 219 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

At March 15, 2013, the executive officers of the Company were as follows:

Name	Age	Position
Federico Pignatelli	60	Chief Executive Officer and Chairman of the Board
Frederick D. Furry	45	Chief Financial Officer and Chief Operating Officer

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

We have an accumulated deficit of approximately $112.3 million at December 31, 2012. We recorded net losses of approximately $3.1 million, $4.5 million, and $12.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in the development of our products, the expansion of our sales and marketing activities and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. If cash generated from our operations is insufficient to fund such growth, we may be required to raise additional funds through further debt or equity financings, which may dilute the percentage ownership of existing holders of common stock and which may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock thereby resulting in dilution to our existing stockholders. If we raise additional funds through debt financing, we may be subject to debt covenants which could place limitations on our operations. We may not be able to raise additional capital on reasonable terms, or at all, or we may use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

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

We rely on exclusive and non-exclusive independent distributors for a declining portion of our sales in North America and a majority of our sales in countries outside of the United States and Canada. For the fiscal years ended December 31, 2012, 2011, and 2010 revenue from distributors accounted for approximately 23%, 42% and 60% of our total net revenue, respectively. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our current distributors and developing relationships with new distributors. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distributors, our revenues could decline significantly.

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

Section 382 of the Internal Revenue Code (“IRC”) of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by IRC Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2012, approximately $67.0 million of net operating loss carryforwards were available to us for federal income tax purposes. A detailed analysis will be required at the time we begin utilization of any net operating losses to determine if there is an IRC Section 382 limitation. In addition, any ownership changes qualifying under IRC Section 382 including changes resulting from or affected by our public offering or our stock repurchase plan may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

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

Any modification that could significantly affect a product’s safety or effectiveness, or that would constitute a change in its intended use, will require a new FDA 510(k) clearance, or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. If 510(k) clearance is denied and a pre-market approval application is required, we could be required to submit substantially more data, may be required to conduct human clinical testing and would very likely be subject to a significantly longer review period.

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

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, President Obama signed health care reform legislation into law that will require most individuals to have health insurance, establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures. In general, an expansion in government’s role in the U.S. health care industry may lower reimbursements for our products or the procedures for which our products are used, reduce demand for innovative products, reduce volumes for dental and medical procedures and adversely affect our business and results of operations, possibly materially. In addition, as a result of the focus on health care reform, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels.

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

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management’s attention and financial resources and harm our reputation with customers. Any recall involving our laser systems would be particularly harmful to our business and financial results because the laser systems compose such an important part of our portfolio of products.

Our business and results of operations may be adversely affected by provisions of the Affordable Care Act.

Under the Affordable Care Act, we are subject to a 2.3% excise tax payable semi-monthly on U.S. revenues of certain medical devices beginning in January 2013. These taxes are imposed on us whether or not we earn a profit. A significant portion of our product sales to customers located in the U.S. will be subject to this tax. This tax may adversely impact our operating results if we are not able to offset the cost by raising laser sales prices or through other cost improvements. The Affordable Care Act also contains reporting requirements of certain payments made by us to medical and dental practitioners and teaching hospitals (the “Physician Payment Sunshine Act”) which will be published on a publicly available website annually beginning in 2014. This requirement is expected to increase the administrative costs for both manufacturers and health care providers and may result in a decline in our collaborative efforts. A decline in these collaborations may adversely affect advances in our laser technology or may reduce attendance at events at which our technology is demonstrated, which could reduce demand for our products and lead to sales price pressures.

Additionally, the Affordable Care Act may adversely impact third-party reimbursements received by our end-user customers, which may reduce demand for our products. There may be other provisions in the law that could adversely affect our business, and we cannot predict with any certainty the full impact this legislation may have on our business.

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

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must ensure our manufacturing facilities, processes, and quality systems, and the manufacture of our laser systems comply with FDA regulations governing facility compliance, quality control, and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we may expend significant resources in obtaining, maintaining and remedying our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s QSR and other regulatory requirements. We have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business could be harmed.

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2012, 2011, and 2010, international sales accounted for approximately 29%, 33%, and 36% of our net revenue, respectively. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, including among others:

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

The continued financial crisis and general slowdown of the economy may adversely affect the credit availability and liquidity of our customers and suppliers.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act added Section 13(p) to the Securities Exchange Act of 1934 which requires us to disclose annually whether any conflict minerals, including tantalum, tin, gold and tungsten, that are necessary to the functionality or production of a product manufactured by us originated in the Democratic Republic of the Congo or an adjoining country. Components of our products containing these minerals are sourced through various vendors who may have complex supply chains which may change from time to time due to the influence of availability, pricing or other factors in their purchasing decisions. We are required to conduct a good faith and reasonable effort to determine the source of these materials; however, there can be no assurance that members in the supply chain will be willing or able to provide this information or further identify their sources of supply or notify us timely of changes. We must comply with the final rule for the calendar year beginning January 1, 2013 with the first reports due May 31, 2014.

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

You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding options and warrants issued as incentive compensation for services performed by employees, directors, consultants and others or the grant of future equity awarded by us. As of December 31, 2012, an aggregate of 6,950,000 shares of common stock were reserved for future issuance under our equity incentive plan, 3,860,000 of which were subject to options outstanding as of that date at a weighted average exercise price of $3.48 per share. In addition, as of December 31, 2012, 852,974 shares of our common stock were subject to warrants at a weighted average exercise price of $5.84 per share. Of the 3,860,000 outstanding stock options at December 31, 2012, 2,314,000 stock options were exercisable. To the extent that outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders. We also expect to issue additional shares of our equity securities to raise capital. During 2011, we sold approximately 2.5 million shares of common stock through a controlled equity offering for gross proceeds totaling approximately $9.3 million. We also sold an aggregate of 1.6 million shares in a private placement for gross proceeds totaling approximately $9 million. Our Board of

Directors declared a 0.5% stock dividend and a 1% stock dividend in each of the four quarters in 2012 and 2011, respectively, which resulted in the issuance of 634,162 shares and 1,165,715 shares, respectively.

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

Risks Related to Our Revolving Credit Facilities

The terms of our revolving credit facilities impose financial and operating restrictions on us and failure to comply may have an adverse effect on our business, liquidity and financial position.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2012, we owned or leased a total of approximately 73,000 square feet of space worldwide. We lease our corporate headquarters and manufacturing facility which consists of approximately 57,000 square feet in Irvine, California. Our lease expires on April 20, 2015. We also own a 12,000 square foot manufacturing and administrative facility in Floss, Germany. See Note 3 to the Notes to the Consolidated Financial Statements – Property, Plant, and Equipment, Net.

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

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against us in the United States District Court for the District of Utah, Central Division, alleging patent infringement of U.S. Patent No. 7,485,116 involving our ezLase diode laser. On September 12, 2012, CAO filed a First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood and (2) unfair competition. The new claims are based on a press release that we issued on or about April 30, 2012, which CAO alleges contain statements that are factually inaccurate and falsities that are disparaging to CAO and its diode product. The First Amended Complaint seeks unspecified damages, punitive damages, injunctive relief, treble damages, costs, interest, and attorneys’ fees. On September 14, 2012, we filed an inter partes reexamination request with respect to the asserted patent with the United States Patent and Trademark Office. The Court then entered a stay of the lawsuit pending the request for reexamination, which reexamination request was subsequently granted. We plan to vigorously defend against the allegations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BIOL.”

The following table sets forth the high and low sale prices for our common stock for the periods indicated:

	Price Range
	High	Low
Fiscal 2012:
First Quarter	$3.43	$2.44
Second Quarter	$2.99	$1.72
Third Quarter	$2.00	$1.50
Fourth Quarter	$2.37	$1.65
Fiscal 2011:
First Quarter	$5.39	$1.45
Second Quarter	$6.92	$3.97
Third Quarter	$5.65	$2.14
Fourth Quarter	$3.90	$2.27

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of March 8, 2013, the closing price of our common stock on the NASDAQ Capital Market was $4.23 per share, and the number of stockholders of record was 165. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

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

The following table sets forth certain information relating to our stock dividends declared during 2012 and 2011:

	Declaration Date	Record Date	Payment Date	Dividend per Share	Number of Shares Outstanding	Total Stock Dividends Declared
	(in thousands, except per share data)
Calendar year 2012	Nov. 8, 2012	Dec. 14, 2012	Dec. 28, 2012	0.5%	31,283,974	159,490
	Aug. 22, 2012	Sept. 14, 2012	Sept. 28, 2012	0.5%	31,124,484	158,561
	May 10, 2012	Jun. 8, 2012	Jun. 25, 2012	0.5%	31,062,608	158,318
	Mar. 2, 2012	Mar. 15, 2012	Mar. 30, 2012	0.5%	30,805,300	157,793
Calendar year 2011	Nov. 11, 2011	Nov. 25, 2011	Dec. 5, 2011	1%	30,635,756	306,782
	Aug. 18, 2011	Aug. 29, 2011	Sept. 15, 2011	1%	30,283,112	303,866
	May 31, 2011	Jun. 10, 2011	Jun. 30, 2011	1%	29,845,323	283,656
	Mar. 10, 2011	Mar. 15, 2011	Mar. 31, 2011	1%	27,778,313	271,411

In February 2013, the Board of Directors announced a 2% annual stock dividend policy for 2013 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 29, 2013 to stockholders of record on March 15, 2013. Although the Board expressed its desire to continue to declare stock dividends in each quarter, the March Stock Dividend was deemed to be a special dividend and there is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

Stock Repurchase Program

On August 10, 2011, we announced that our Board of Directors had authorized a stock repurchase program, pursuant to which we may repurchase up to an aggregate of 2,000,000 shares of our outstanding common stock. The stock repurchase program became effective on August 12, 2011. We expect to fund the stock repurchase program with existing cash and cash equivalents on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Repurchases of our common stock may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions or block transactions. We have no obligation to repurchase shares under the stock repurchase program, and the timing, actual number and value of the shares that are repurchased will be at the discretion of our management and will depend upon a number of considerations, including the trading price of our common stock, general market conditions, applicable legal requirements and other factors. The stock repurchase program will expire on August 12, 2013, unless the program is completed sooner, suspended, terminated, or otherwise extended. Pursuant to the stock repurchase program, we repurchased 133,365 shares and 100,500 shares of our common stock at a weighted average price of $1.73 and $2.68 during the years ended December 31, 2012 and 2011, respectively.

Stock repurchase activities under the program are as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)

10/1/2011—12/31/2011	100,500	$2.68	100,500	1,899,500
7/1/2012—7/31/2012	102,306	1.74	102,306	1,797,194
8/1/2012—8/31/2012	31,059	1.69	31,059	1,766,135

Total	233,865	$2.14	233,865	1,766,135

(1)	All share repurchases were completed pursuant to the share repurchase plan approved by the Board of Directors on August 10, 2011, which such plan permits management to repurchase, subject to the terms of the plan, up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock prior to the plan’s expiration on August 12, 2013.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filings.

The following stock performance graph below compares the cumulative total stockholder return for Biolase, Inc. on $100 invested, assuming the reinvestment of all dividends, on December 31, 2007, the last trading day before our 2008 fiscal year, through the end of fiscal 2012 with the cumulative total return on $100 invested for the same period in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. The historical stock performance shown on the graph below is not necessarily indicative of future price performance.

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012
Biolase, Inc.	$100.00	$63.14	$80.93	$74.15	$113.32	$83.22
NASDAQ Composite Index	100.00	59.10	82.19	97.23	98.85	110.91
NASDAQ Medical Equipment	100.00	53.91	75.19	78.88	89.14	97.76

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

	Years Ended December 31,
	2012(1)	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$57,356	$48,858	$26,225	$43,347	$64,625
Net cost of revenue(2)	30,878	27,540	17,400	23,285	31,963

Gross profit	26,478	21,318	8,825	20,062	32,662

Operating expenses:
Sales and marketing(2)	16,250	13,075	9,938	11,041	22,040
General and administrative(2)	8,075	7,936	6,557	7,835	12,006
Engineering and development(2)	4,684	4,311	3,790	4,146	5,580
Patent infringement legal settlement(3)	—	—	—	—	1,232
Impairment of intangible asset(4)	—	—	—	—	232
Impairment of property, plant and equipment(5)	—	—	35	—	355

Total operating expenses	29,009	25,322	20,320	23,022	41,445

Loss from operations	(2,531)	(4,004)	(11,495)	(2,960)	(8,783)
Non-operating (loss) income	(414)	(393)	(468)	123	(225)

Loss before income taxes	(2,945)	(4,397)	(11,963)	(2,837)	(9,008)
Income tax provision	111	89	58	119	121

Net loss as reported	$(3,056)	$(4,486)	$(12,021)	$(2,956)	$(9,129)

Net loss from operations per share:
Basic	$(0.08)	$(0.13)	$(0.44)	$(0.11)	$(0.34)
Diluted	$(0.08)	$(0.13)	$(0.44)	$(0.11)	$(0.34)
Net loss per share:
Basic	$(0.10)	$(0.15)	$(0.46)	$(0.11)	$(0.35)
Diluted	$(0.10)	$(0.15)	$(0.46)	$(0.11)	$(0.35)
Shares used in computing net loss from operations per share and net loss per share(6):
Basic	31,308	29,907	26,250	26,082	25,977
Diluted	31,308	29,907	26,250	26,082	25,977
Consolidated Balance Sheet Data*:
Working capital (deficit)	$7,542	$9,044	$(5,717)	$5,250	$5,023
Total assets	$31,973	$29,807	$18,147	$22,177	$35,708
Long-term liabilities	$804	$956	$1,534	$3,086	$2,547
Stockholders’ equity (deficit)	$11,794	$12,569	$(3,047)	$7,929	$9,390

(1)	Net revenue and net cost of revenue for 2012 includes the non-recurring event of approximately $1.1 million, which if excluded would result in net revenue of $58.5 million and net cost of revenue of $32.0 million.

(2)	2012, 2011, and 2010 include $1.6 million, $1.5 million, and $727,000, respectively, in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative, and engineering and development expenses.

(3)	Relates to cash payment made in connection with the intellectual property portfolio of Diodem, LLC, (“Diodem”), which was acquired in January 2005 as part of a litigation settlement with the owners of Diodem.

(4)	Relates to the write-off of the Diolase trade name during the year ended December 31, 2008.

(5)	In December 2008, we wrote down the value of our land and building in Germany by $355,000 to reflect the market value of the asset. In 2010, the land and building was written down by an additional $35,000.

(6)	Shares used in computing net loss from operations per share and net loss per share have been adjusted to reflect the effects of stock dividends.

*	Certain amounts have been reclassified to conform to current year presentation.

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

Overview

We are a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners. Our dental laser systems that allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the FDA to market our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve applications and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 160 issued and 150 pending U.S. and international patents, the majority of which are related to our core Waterlase technology and dental and medical lasers. Since 1998, we have sold over 9,500 Waterlase systems, including more than 5,500 Waterlase MD and iPlus systems, and more than 21,600 laser systems in over 60 countries.

We have suffered recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2012. In order for us to continue operations and discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through multiple distributors; establish profitable operations through increased sales and reduced operating expenses; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs.

We intend to increase sales by increasing our product offerings, by expanding our direct sales force and our distributor relationships both domestically and internationally. Accordingly, we have taken steps during Fiscal 2012, which we believe will improve our financial condition and ultimately improve our financial results, including increasing our product offerings with the launch of the new Epic diode laser system, for which we received the CE Mark in late September 2012 and FDA clearance in October 2012, executing a definitive five-

year agreement with Copenhagen-based 3Shape Corporation (“3Shape”), making the Company a distributor of 3Shape’s TRIOS® intra-oral scanning technologies for digital impression-taking solutions in the U.S. and Canada, expanding our direct sales force and certain distributor relationships, and establishing two revolving credit facilities to meet our quarterly working capital needs.

Credit Facilities Established

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended on August 6, 2012, (“Amendment No. 1”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. The Credit Agreements mature on May 1, 2014 and are secured by substantially all assets now owned or hereinafter acquired. The Credit Agreements require compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of December 31, 2012, we were in compliance with these covenants.

As additional consideration for the lines of credit, we also issued warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of our common stock at an exercise price of $2.83 per share. The Comerica Warrants vest in four equal quarterly tranches beginning on May 24, 2012 and are exercisable once vested. The Comerica Warrants may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrants into a number of shares, in whole or in part. In February 2013, Comerica Bank exercised 60,000 of the 80,000 warrants pursuant to the Notice of Exercise resulting in a net issuance of 30,515 shares of common stock. The remaining warrants to purchase 20,000 shares of common stock have an expiration date of May 24, 2017. The $135,000 estimated fair value of the warrants was recorded as equity, resulting in a discount to the credit facilities at issuance. The discount is being amortized to interest expense over the term of the lines of credit. In connection with Amendment No. 1, we reduced the exercise price of the Comerica Warrants from $2.83 to $2.00 per share. The modification to the Comerica Warrants resulted in an incremental expense of $7,000 which was added to the discount and is being amortized on a straight-line basis over the remaining term of the Credit Agreements.

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

On April 12, 2012, we completed a transaction with HSIC (the “2012 Termination Agreement”) whereby we purchased HSIC’s inventory of Waterlase MD Turbo laser systems for approximately $1.1 million and HSIC released its liens on our assets. The arrangement enabled us to remove lien restrictions on our assets, including our inventory and intellectual property, and enabled us to reacquire 153 MD Turbo laser systems at a cost well below market. Pursuant to the terms of the transaction, the entire purchase price was paid by offsetting certain accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. As a result of the transaction, we are no longer required to fulfill certain future service obligations and, accordingly, derecognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided and approximately $142,000 of accrued warranties during the quarter ended March 31, 2012. During the quarter ended June 30, 2012, the Company reversed accrued sales and marketing service liabilities of approximately $350,000 because the liability was extinguished with the closing of the 2012 Termination Agreement. During the year ended December 31, 2012, we sold all laser systems purchased under this arrangement at margins consistent with our comparable laser products.

License Agreement

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

The 2011 P&G Amendment also provided that effective January 1, 2011, P&G’s exclusive license to our patents converted to a non-exclusive license unless P&G paid us a license payment in the amount of $187,500 by the end of the third quarter of 2011, and at the end of each quarter thereafter, throughout the term of the 2010 P&G Agreement. As a result of P&G not making any payments to us in the third or fourth quarters of the year ended December 31, 2011, their license converted to a non-exclusive license. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

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

For sales transactions involving used laser trade-ins, we record the purchased trade-ins as inventory at the fair value of the asset surrendered with the offset to accounts receivable. In determining the estimated fair value of used laser trade-ins, we make an assessment of usable parts, key components, and consider the ultimate resale value of the certified pre-owned (or “CPO”) laser with applicable margins. We sell these CPO laser trade-ins as refurbished lasers following our laser system revenue recognition policy. Trade-in rights are not established nor negotiated with customers during the initial sales transaction of the original lasers. Trade-in rights are promotional events used at our discretion to encourage existing laser customers to purchase new lasers by offering perceived discounts in exchange for customers trading in original lasers. A customer is not required to trade-in a laser nor are we required to accept a trade-in, however, the promotional value offered in exchange for the trade-in laser is not offered without a laser trade-in. The transaction is treated as a monetary transaction as each sale transaction involving a customer trade-in includes significant boot of greater than 25% of the fair value of the exchange. As a monetary transaction, the sale is recognized following our laser system revenue recognition policy. There have been no sales transactions in which the cash consideration was less than 25% of the total transaction value.

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

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2012 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost.    We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. Waterlase systems sold domestically are covered by our warranty for a period of one year while our Diode systems warranty period is for two years from date of sale by us or the distributor to the end-user. Waterlase systems sold internationally are generally covered by our warranty for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We do not offer warranties on imaging products which are covered by the manufacturer’s warranties.

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

Income Taxes.    Based upon our operating losses during 2012 and 2011 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2012 will not be realized in the near term, excluding a portion of the foreign deferred tax assets totaling approximately $16,000. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $33.3 and $33.8 million as of December 31, 2012 and 2011, respectively. In this determination, we considered factors such as our earnings history, future projected earnings and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of these items. Financial instruments consisting of lines of credit approximate fair value, as the interest rates associated with the lines of credit approximates the market rates for debt securities with similar terms and risk characteristics.

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

Money market securities.    Money market securities are cash equivalents, which are included in cash and cash equivalents, and consist of highly liquid investments with original maturities of three months or less. We use quoted active market prices for identical assets to measure fair value. We had money market securities of approximately $1.3 million and $0 at December 31, 2012 and 2011, respectively.

Results of Operations

The following table sets forth certain data from our operating results for each of the years ended December 31, 2012, 2011, and 2010, expressed as percentages of revenue:

	Years Ended December 31,
	2012	2011	2010
Net revenue
Products and services	101.7%	99.1%	93.7%
Non-recurring event	(2.0)	—	—
License fees and royalty	0.3	0.9	6.3

Total net revenue	100.0	100.0	100.0
Net cost of revenue
Products and services	55.8	56.4	66.3
Non-recurring event	(2.0)	—	—

Total net cost of revenue	53.8	56.4	66.3

Gross profit	46.2	43.6	33.7

Operating expenses:
Sales and marketing	28.3	26.8	37.9
General and administrative	14.1	16.2	25.0
Engineering and development	8.2	8.8	14.5
Impairment of property, plant and equipment	—	—	0.1

Total operating expenses	50.6	51.8	77.5

Loss from operations	(4.4)	(8.2)	(43.8)
Non-operating (loss) income, net	(0.7)	(0.8)	(1.8)

Loss before income taxes	(5.1)	(9.0)	(45.6)
Income tax provision	0.2	0.2	0.2

Net loss	(5.3)%	(9.2)%	(45.8)%

The following table summarizes our net revenues by category for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Years Ended December 31,
	2012(1)		2011(2)		2010(2)
Waterlase systems	$36,041	63%	$29,288	60%	$8,241	32%
Diode systems	6,307	11%	9,172	19%	7,907	30%

Total Laser systems	42,348	74%	38,460	79%	16,148	62%
Imaging systems	3,365	6%	238	0%	—	0%
Consumables and other	5,954	10%	5,236	11%	4,234	16%
Services	5,524	10%	4,485	9%	4,198	16%

Total Products and services	57,191	100%	48,419	99%	24,580	94%

License fees and royalties	165	0%	439	1%	1,645	6%

Net revenue	$57,356	100%	$48,858	100%	$26,225	100%

(1)	The summary of net revenue includes the non-recurring event of approximately $1.1 million, which if excluded would result in Waterlase systems revenue of $37.2M and 64%, total laser systems revenue of $43.5M and 74%, and net revenue of $58.5M and 100% for the year ended December 31, 2012, and the remaining categorical percentages would decrease correspondingly.

(2)	Certain amounts have been reclassified to conform to the current year presentation.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Net Revenue.    Net revenue for the year ended December 31, 2012 (“Fiscal 2012”) was $57.4 million, an increase of $8.5 million, or 17%, as compared with net revenue of $48.9 million for the year ended December 31, 2011 (“Fiscal 2011”). Excluding the non-recurring event resulting from the 2012 Termination Agreement with HSIC, net revenue for Fiscal 2012 was $58.5 million, an increase of $9.6 million, or 20%, as compared to net revenue of $48.9 million for Fiscal 2011. The increase in net revenue, excluding the non-recurring event, was primarily attributed to continued demand for our all-tissue Waterlase systems and increased sales of imaging systems. These increases, fueled by increased sales and marketing efforts, were offset by decreased sales of diode laser systems and lower royalty revenues. Domestic revenues were $40.6 million, or 71% of net revenue, for Fiscal 2012 compared to $32.8 million, or 67% of net revenue, for Fiscal 2011. International revenues for Fiscal 2012 were $16.8 million, or 29% of net revenue compared to $16.1 million, or 33% of net revenue for Fiscal 2011.

Laser system net revenues (Waterlase and Diode systems combined) increased by approximately $3.9 million, or 10%, in Fiscal 2012 compared to Fiscal 2011. Net revenues from the sales of our Waterlase systems increased $6.8 million, or 23%, in Fiscal 2012 compared to Fiscal 2011. Excluding the non-recurring event, laser system net revenue increased by approximately $5.0 million, or 13%, for Fiscal 2012, compared to Fiscal 2011. Sales of our Waterlase systems, excluding the non-recurring event, increased $7.9 million, or 27%, for Fiscal 2012, compared to Fiscal 2011. The increase, excluding the non-recurring event, was primarily due to increased sales and marketing efforts. Sales of our Diode systems decreased $2.9 million, or 31%, in Fiscal 2012 compared to Fiscal 2011. The decrease was primarily attributed to lower sales of the iLase and ezlase lasers due to market anticipation of the new Epic laser which was launched at the end of September 2012, after unexpected delays in obtaining regulatory clearances. The fourth quarter 2012 compared with fourth quarter 2011 resulted in an overall increase in diode laser sales of $1.3 million or 80%, from $1.5 million to $2.8 million, due primarily to a strong market acceptance of the new Epic laser offset by lower sales of the iLase and ezlase lasers. We expect that diode laser sales as a percentage of total laser sales will continue to increase as a result of the successful launch of our Epic laser and the planned expansion of diode lasers, including the launch of our Epic V-Series for the veterinary market during the first half of 2013.

Imaging system net revenue was $3.4 million in Fiscal 2012 compared to $238,000 in Fiscal 2011. Imaging systems were included in our product offerings beginning in late 2011. The 2012 addition of the intra-oral CAD/CAM scanning technology to our imaging system product offerings is expected to further enhance revenue growth in future periods.

Consumables and other net revenue, which includes consumable products, such as disposable tips, and shipping revenue increased approximately $718,000, or 14%, for Fiscal 2012, as compared to Fiscal 2011. This increase in consumables and other net revenue is primarily a result of a larger customer base using our lasers.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $1.0 million, or 23%, for Fiscal 2012, as compared to Fiscal 2011. The increased revenues were due to increased follow on sales related to a larger customer base using our lasers and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue decreased approximately $274,000 to approximately $165,000 in Fiscal 2012 compared to $439,000 in Fiscal 2011. The decrease resulted primarily as a result of recognition of deferred royalty revenue from P&G of $375,000 during Fiscal 2011. We are currently engaged in an active collaboration with P&G to commercialize a consumer product utilizing our patents.

Net Cost of Revenue.    Net cost of revenue in Fiscal 2012 increased by $3.4 million, or 12%, to $30.9 million, compared with net cost of revenue of $27.5 million in Fiscal 2011. Excluding the non-recurring event, cost of revenue for Fiscal 2012 increased by $4.5 million, or approximately 16%, to $32.0 million, compared with net cost of revenue of $27.5 million for Fiscal 2011. This increase, excluding the non-recurring event, was primarily attributed to increased sales.

Gross Profit.    Gross profit for Fiscal 2012 was $26.5 million, or 46% of net revenue, an increase of $5.2 million, as compared with gross profit of $21.3 million, or 44% of net revenue, for Fiscal 2011. Excluding the non-recurring event, gross profit for Fiscal 2012 represented 45% of revenue. The increase was primarily due to increased sales, continued quality improvements, and efficiencies gained through improvements in the manufacturing process.

Operating Expenses.    Operating expenses for Fiscal 2012 were $29.0 million, or 51% of net revenue, a $3.7 million increase as compared with $25.3 million, or 52% of net revenue, for Fiscal 2011. Excluding the non-recurring event, operating expenses for Fiscal 2012 represented 50% of revenue. The year-over-year increase in expense is explained in the following expense categories:

Sales and Marketing Expense.    Sales and marketing expenses for Fiscal 2012 increased by $3.2 million, or 24%, to $16.3 million, or 28% of net revenue, as compared with $13.1 million, or 27% of net revenue, for Fiscal 2011. The increase was primarily a result of increased commission expenses of $1.0 million related to higher sales, increased convention costs of $988,000 related to the launch and integration of the Cefla NewTom and Biolase DaVinci 3-D Imaging product lines, higher payroll and consulting related expenses of $645,000, and increased media and advertising expenses of $533,000, offset by a net reduction in support services of $252,000 related to the non-recurring event.

General and Administrative Expense.    General and administrative expenses for Fiscal 2012 increased by $139,000, or 2%, to $8.1 million, or 14% of net revenue, as compared with $7.9 million, or 16% of net revenue, for Fiscal 2011. The increase in general and administrative expenses resulted primarily from increased bank fees of $206,000 and increased allowance for doubtful accounts of $143,000, offset by decreased patent and legal costs of $135,000 and decreased payroll and consulting related expenses of $103,000.

Engineering and Development Expense.    Engineering and development expenses for Fiscal 2012 increased by $373,000, or 9%, to $4.7 million, or 8% of net revenue, as compared with $4.3 million, or 9% of net revenue, for Fiscal 2011. The increase was primarily related to increased payroll and consulting related expenses of $266,000 and increased supplies expenses of $196,000, offset by lower depreciation expenses of $87,000. We expect to maintain our investment in engineering and development as we continue our efforts in new product development in the future.

The Affordable Care Act imposes a 2.3% medical device excise tax on certain U.S. revenues generated after December 31, 2012. This tax is assessed whether or not we earn a profit. A significant portion of our product sales to customers located in the U.S. will be subject to this tax which may negatively impact our operating expenses. We are evaluating our pricing strategy and operational initiatives to identify areas of cost savings that may help to offset the negative impact of this tax.

Non-Operating Income (Loss)

(Loss) Gain on Foreign Currency Transactions.    We recognized an $175,000 loss on foreign currency transactions for Fiscal 2012 compared to an $88,000 loss for Fiscal 2011 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense.    Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, the financing of our business insurance premiums, and interest on our term loan payable which was repaid in full in February 2011. Interest expense totaled approximately $239,000 and $305,000 for Fiscal 2012 and 2011, respectively. Interest expense for Fiscal 2011 included $225,000 of unamortized debt-related costs that were expensed in conjunction with the repayment of our outstanding balances under the Loan and Security Agreement during February 2011.

Provision for Income Taxes.    Our provision for income taxes was $111,000 for Fiscal 2012, compared to $89,000 in Fiscal 2011.

Net Loss.    For the reasons stated above, our net loss was $3.1 million for Fiscal 2012 compared to a net loss of $4.5 million for Fiscal 2011.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Net Revenue.    Net revenue for Fiscal 2011 was $48.9 million, an increase of $22.7 million, or 87%, as compared with net revenue of $26.2 million for the year ended December 31, 2010 (“Fiscal 2010”). Domestic revenues were $32.8 million, or 67% of net revenue, for Fiscal 2011 compared to $16.9 million, or 64% of net revenue, for Fiscal 2010. International revenues for Fiscal 2011 were $16.1 million, or 33% of net revenue compared to $9.3 million, or 36% of net revenue for Fiscal 2010.

Laser system net revenues increased by approximately $22.3 million, or 138%, in Fiscal 2011 compared to Fiscal 2010. Sales of our Waterlase systems increased $21.0 million, or 255%, in Fiscal 2011 compared to Fiscal 2010 primarily due to the Company’s return to a direct and multi-distributor sales model in North America and sales of the Waterlase iPlus system after its introduction in early 2011. Sales of our Diode systems increased $1.3 million, or 16%, in Fiscal 2011 compared to Fiscal 2010. The increase resulted primarily from volume sales of the iLase system and increased direct sales of our ezlase system.

Imaging system net revenue was $238,000 in Fiscal 2011. We did not sell any Imaging Systems prior to Fiscal 2011.

Consumables and other net revenue, which includes consumable products, such as disposable tips, and shipping revenue increased approximately $1.0 million, or 24%, for Fiscal 2011, as compared to Fiscal 2010. This increase in consumables net revenue is primarily a result of selling our products in North America directly to consumers and through non-exclusive distributor arrangements (rather than exclusively through a single distributor) and the launch of our Biolase Store in late 2010.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $287,000, or 7%, for Fiscal 2011, as compared to Fiscal 2010. The increased revenues were due to increased follow on sales related to a larger customer base using our lasers and increased sales and marketing efforts in this part of our business, including selling in North America directly to consumers and through non-exclusive distributor arrangements (rather than exclusively through a single distributor).

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

Non-Operating Income (Loss)

(Loss) Gain on Foreign Currency Transactions.    We recognized an $88,000 loss on foreign currency transactions for Fiscal 2011 compared to an $110,000 loss for Fiscal 2010 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense.    Interest expense consists primarily of interest on the financing of our business insurance premiums and interest on our term loan payable which was funded in May 2010 and repaid in full in February 2011. Interest expense, excluding the amortization of debt related costs, totaled approximately $305,000 and $361,000 for Fiscal 2011 and Fiscal 2010, respectively. Interest expense for Fiscal 2011 included $225,000 of unamortized debt-related costs that were expensed in conjunction with the repayment of our outstanding balances under the Loan and Security Agreement during February 2011.

Provision for Income Taxes.    Our provision for income taxes was $89,000 for Fiscal 2011, compared to $58,000 in Fiscal 2010.

Net Loss.    For the reasons stated above, our net loss was $4.5 million for Fiscal 2011 compared to a net loss of $12.0 million for Fiscal 2010.

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

	(in thousands, except per share data)
	March 31,	June 30	September 30,	December 31,
2012
Net revenue	$12,320	$12,175 (1)	$13,781	$19,080
Gross profit	$5,807	$5,500	$6,281	$8,890
(Loss) income from operations(2)	$(1,622)	$(1,713)	$(388)	$1,192
Net (loss) income(2)	$(1,672)	$(1,877)	$(548)	$1,041
Net (loss) income per share(4):
Basic	$(0.05)	$(0.06)	$(0.02)	$0.03
Diluted	$(0.05)	$(0.06)	$(0.02)	$0.03
2011
Net revenue	$10,561	$12,079	$13,061	$13,157
Gross profit	$4,839	$5,613	$5,318	$5,548
Loss from operations(3)	$(406)	$(717)	$(938)	$(1,943)
Net loss(3)	$(750)	$(753)	$(953)	$(2,030)
Net loss per share(4):
Basic	$(0.03)	$(0.03)	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.06)

(1)	Net revenue for the quarter ended June 30, 2012 includes the non-recurring event of approximately $1.1 million, which if excluded would result in net revenue of $13.3 million.

(2)	Loss from operations and net loss includes $583,000, $340,000, $357,000, and $320,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30, and December 31, 2012, respectively.

(3)	Loss from operations and net loss includes $266,000, $456,000, $324,000, and $482,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30, and December 31, 2011, respectively.

(4)	Net (loss) income per share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, adjusted to reflect the effects of stock dividends, and the sum of the quarters may not necessarily be equal to the full year net (loss) income per common share amount.

Liquidity and Capital Resources

At December 31, 2012, we had approximately $2.5 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $764,000 was primarily due to net cash used in operating and investing activities of $1.7 million and $698,000, respectively, offset by cash provided by financing activities of $1.6 million.

At December 31, 2012, we had approximately $7.5 million in working capital. Our principal sources of liquidity at December 31, 2012, consisted of approximately $2.5 million in cash and cash equivalents, $11.7 million of net accounts receivable, and $6.4 million of available borrowings under two revolving credit facility agreements.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and to generate cash from operations or obtain additional funds when needed. We intend to continue to increase sales by increasing our product offerings, expanding our direct sales force, and expanding our distributor relationships both domestically and internationally.

Additional capital requirements may depend on many factors, including, among other things, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. We cannot provide assurance that we will enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

We anticipate that the cash generated from operations and the borrowings available under the lines of credit with Comerica Bank will be sufficient to fund our working capital requirements for 2013.

Credit Facilities Established

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended on August 6, 2012, (“Amendment No. 1”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. The Credit Agreements mature on May 1, 2014 and are secured by substantially all assets now owned or hereinafter acquired. The Credit Agreements require compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of December 31, 2012, we were in compliance with these covenants.

Lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash is disbursed from Comerica Bank to us only after payment of the applicable debt service and principal. At December 31, 2012, there were no restricted cash amounts. Our obligations are generally secured by substantially all of our assets now owned or hereinafter acquired.

As additional consideration for the lines of credit, we also issued warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of our common stock at an exercise price of $2.83 per share. The Comerica Warrants vest in four equal quarterly tranches beginning on May 24, 2012 and are exercisable once vested. The Comerica Warrants may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrants into a number of shares, in whole or in part. In February 2013, Comerica Bank exercised 60,000 of the 80,000 warrants pursuant to the Notice of Exercise resulting in a net issuance of 30,515 shares of common stock. These remaining warrants to purchase 20,000 shares of common stock have an expiration date of May 24, 2017.

Repayment of Loan and Security Agreement

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

Concentration of Credit Risk

Financial instruments which potentially expose us to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. We invest our cash and cash equivalents and restricted cash with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with their customers which allow us to monitor current changes in business operations so we can respond as needed. We do not, generally, require customers to provide collateral before we sell them our products; however we have required certain distributors to make prepayments for significant purchases of our products. For the years ended December 31, 2012, 2011, and 2010, sales to HSIC worldwide accounted for approximately 3%, 19%, and 38%, respectively, of our net sales.

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

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and foreign currency exchange rate risk.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for Fiscal 2012, Fiscal 2011, and Fiscal 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(1,664)	$(13,320)	$(3,812)
Investing activities	(698)	(428)	(237)
Financing activities	1,559	15,387	2,814
Effect of exchange rates on cash	39	(26)	(46)

Net change in cash and cash equivalents	$(764)	$1,613	$(1,281)

Fiscal 2012 Compared to Fiscal 2011

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for Fiscal 2012 totaled $1.7 million and was primarily comprised of a net loss of $3.1 million plus increases in accounts receivable of $3.2 million offset by non-cash charges of $3.2 million plus increases in deferred revenue of $1.1 million.

The $11.7 million decrease in net cash used in operating activities for Fiscal 2012 compared to Fiscal 2011 was primarily due to our decreased net loss, lower spending on inventory and prepaid expenses and other current assets kept on hand, and increased deferred revenue and customer deposits, offset by increased accounts receivable.

Net cash used in investing activities for Fiscal 2012 was $270,000 higher than for Fiscal 2011 due to increased capital asset expenditures offset slightly by proceeds from the sale of long-lived real estate assets in Germany. For fiscal 2013, we expect capital expenditures to total approximately $750,000, and we expect depreciation and amortization to total approximately $600,000.

The $13.8 million decrease in net cash provided by financing activities for Fiscal 2012 compared to Fiscal 2011 was primarily due to non-recurring net proceeds from the issuance of stock in 2011 in the amount of $17.2 million offset by the 2011 payoff of our term loan of $2.7 million and the 2012 net borrowing under lines of credit of $1.6 million.

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

Contractual Obligations

We lease our facility under a non-cancellable operating lease that expires in April 2015. In January 2011, we amended the lease to defer a portion of the basic rent to future periods. In December 2012, we financed approximately $379,000 of insurance premiums payable in nine equal monthly installments of approximately $43,000 each, including a finance charge of 3.0%. These amounts are included in the outstanding obligations as of December 31, 2012 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2012, for the years ending as indicated below (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years	Total
Operating lease obligations	$683	$810	$—	$—	$1,493
Purchase obligations	9,660	—	—	—	9,660
Lines of credit	1,637	—	—	—	1,637
Other liabilities	409	—	—	—	409

Total	$12,389	$810	$—	$—	$13,199

The purchase obligations relate to purchase orders with suppliers that we expect to complete during the year ending December 31, 2013. In conformity with accounting principles generally accepted in the United States of America (“GAAP”), purchase obligations and operating lease obligations are not reported in the consolidated balance sheet as of December 31, 2012.

In addition to the amounts shown in the table above, $91,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $18,000 and $29,000, respectively, at December 31, 2012.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(A)(4)(ii).

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Substantially all of our revenue is denominated in U.S. dollars, including sales to our international distributors. Only a small portion of our revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. Our foreign currency expenditures primarily consist of the cost of maintaining our offices, including the facilities, consulting services and employee-related costs. To date, we have not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may, however, affect the price competitiveness of our products outside the United States.

Our primary objective in managing our cash balances has been preservation of principal and maintenance of liquidity to meet our operating needs. Most of our excess cash balances are invested in money market accounts in which there is minimal interest rate risk. An increase in the LIBOR rate associated with our lines of credit would increase the interest expense we must pay. Our risk associated with fluctuation in interest expense is limited to our outstanding lines of credit balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Under the supervision and with the participation of management, including our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework” (the “COSO Framework”). Based on our evaluation under the COSO Framework, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO USA, LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on our internal control over financial reporting as of December 31, 2012; their report is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BIOLASE, Inc.

Irvine, California

We have audited BIOLASE, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BIOLASE, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BIOLASE, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

March 15, 2013

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Executive Officers of the Registrant.” In addition, the information set forth under the caption

“Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement (the “Proxy Statement”) to be filed in connection with our 2013 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC within 120 days of December 31, 2012, is incorporated by reference herein.

We have adopted the Biolase, Inc. Code of Business Conduct and Ethics which applies to all our employees, officers and directors, including our Chief Executive Officer and Chief Financial Officer, and is filed as an exhibit to this Annual Report on Form 10-K.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2012, 2011, and 2010	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of The Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of The Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005
3.1.2	Amendment to Restated Certificate of Incorporation.		8-K	05/10/2012	3.1	05/16/2012
3.1.3	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010.		8-K	07/02/2010	3.1	07/07/2010
4.1	Rights Agreement, dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation.		8-A	12/31/1998	1	12/29/1998
4.2	Amendment to Rights Agreement, dated December 19, 2008, between the Registrant and Computershare Trust Company, N.A.		8-K	12/19/2008	4.1	12/22/2008
4.3	Specimen of common stock certificate.		S-3	06/03/2002	4.1	06/03/2002
10.1*	2002 Stock Incentive Plan.		Proxy	10/17/2005	E	10/17/2005
10.2*	Form of Stock Option Agreement under the 2002 Stock Option Plan.		10-K	12/31/04	10.26	07/19/2005
10.3	2002 Stock Incentive Plan.		Proxy	05/16/2007	A	04/10/2007
10.4	Form of Securities Purchase Agreement, dated April 7, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	04/07/2011	10.1	04/12/2011

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.5	Form of Securities Purchase Agreement, dated June 24, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.3	06/29/2011
10.6	Form of Common Stock Purchase Warrant, dated June 29, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.4	06/29/2011
10.7	Form of Registration Rights Agreement, dated June 24, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	06/24/2011	10.5	06/29/2011
10.8	Engagement Agreement, dated June 22, 2011, by and between Registrant and Rodman & Renshaw, LLC.		8-K	06/24/2011	10.6	06/29/2011
10.9	Engagement Agreement Amendment, dated June 23, 2011, by and between Registrant and Rodman & Renshaw, LLC.		8-K	06/24/2011	10.7	06/29/2011
10.10†	License Agreement between SurgiLight, Inc. and the Registrant dated February 3, 2005.		8-K	02/03/2005	2.1	03/18/2005
10.11*	Form of Indemnification Agreement between Registrant and its officers and directors.		10-Q	09/30/2005	10.1	11/09/2005
10.12	Lease, dated January 10, 2006 between Registrant and The Irvine Company LLC.		8-K	01/10/06	10.1	01/17/2006
10.13†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and the Registrant.		10-Q	06/30/2006	10.1	08/09/2006
10.14†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and the Registrant.		10-Q	03/31/2007	10.1	05/10/2007
10.15	Letter Agreement, dated June 28, 2011, by and between the Registrant and The Proctor & Gamble Company.		10-Q	06/30/2011	10.2	08/11/2011
10.16	Loan and Security Agreement, dated May 27, 2010, by and among the Registrant, MidCap Financial, LLC, and Silicon Valley Bank.		10-Q	06/30/2010	10.2	08/16/2010
10.17	Secured Promissory Note, dated May 27, 2010, in favor of MidCap Financial, LLC.		10-Q	06/30/2010	10.3	08/16/2010

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.18	Secured Promissory Note, dated May 27, 2010, in favor of Silicon Valley Bank.		10-Q	06/30/2010	10.4	08/16/2010
10.19	Intellectual Property Security Agreement, dated May 27, 2010, by and between the Registrant and MidCap Financial.		10-Q	06/30/2010	10.7	08/16/2010
10.20	Warrant to Purchase 71,186 shares of Common Stock of the Registrant issued to MidCap Financial, LLC, dated May 27, 2010.		10-Q	06/30/2010	10.5	08/16/2010
10.21	Warrant to Purchase 30,508 shares of Common Stock of the Registrant issued to Silicon Valley Bank, dated May 27, 2010.		10-Q	06/30/2010	10.6	08/16/2010
10.22	Amendment No. 1 to Warrant, dated September 23, 2010, in favor of MidCap Financial, LLC.		10-Q	09/30/2010	10.8	11/03/2010
10.23	Amendment No. 1 to Warrant, dated September 23, 2010, in favor of SVB Financial Group.		10-Q	09/30/2010	10.9	11/03/2010
10.24	Settlement Agreement, dated July 1, 2010, by and among Federico Pignatelli and the directors and officers named therein.		8-K	07/02/2010	10.1	07/07/2010
10.25	Settlement Agreement, dated July 6, 2010, by and between the Registrant and Brett Scott.		10-Q	09/30/2010	10.1	11/03/2010
10.26	Separation and General Release Agreement, dated August 24, 2010, by and between the Registrant and David M. Mulder.		10-Q	09/30/2010	10.4	11/03/2010
10.27†	Distribution and Supply Agreement, dated September 23, 2010, by and between the Registrant and Henry Schein, Inc.		10-Q	09/30/2010	10.5	11/03/2010
10.28	Amended and Restated Security Agreement, dated September 23, 2010, by and between Biolase Technology, Inc. and Henry Schein, Inc.		10-Q	09/30/2010	10.6	11/03/2010
10.29	Forbearance Agreement, dated August 16, 2010, by and among Biolase Technology, Inc., MidCap Financial LLC, and Silicon Valley Bank.		10-Q	09/30/2010	10.3	11/03/2010

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.30	Waiver and Amendment No. 1 to Loan and Security Agreement, dated September 23, 2010, by and among Biolase Technology, Inc., MidCap Funding III, LLC, and Silicon Valley Bank.		10-Q	09/30/2010	10.7	11/03/2010
10.31	Controlled Equity Offering Agreement, dated December 23, 2010, by and between Biolase Technology, Inc. and Ascendiant Securities, LLC		8-K	12/23/2010	99.1	12/23/2010
10.32††	Settlement Agreement, dated February 22, 2012, by and between Biolase Technology, Inc. and Henry Schein, Inc.		10-K	12/31/2011	10.32	3/13/2012
10.33	Loan and Security Agreement, dated May 24, 2012, by and between Biolase, Inc. and Comerica Bank.		10-Q	6/30/2012	10.1	8/9/2012
10.34	Borrower Agreement, dated May 24, 2012, by and between Biolase, Inc. and Comerica Bank, in favor of the Export-Import Bank of the United States.		10-Q	6/30/2012	10.2	8/9/2012
10.35	Warrant to purchase 80,000 shares of Common Stock of Biolase Inc., dated May 24, 2012.		10-Q	6/30/2012	4.1	8/9/2012
10.36	Amendment No. 1 to Warrant to purchase 80,000 shares of Common Stock of Biolase Inc., dated August 6, 2012.		10-Q	6/30/2012	4.2	8/9/2012
10.37	Master Revolving Note, dated May 24, 2012, in favor of Comerica Bank.		10-Q	6/30/2012	10.3	8/9/2012
14.1	Biolase Technology, Inc. Code of Business Conduct and Ethics. (Filed with the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed May 10, 2004 and incorporated herein by reference.)		Proxy	05/10/2001	D	05/10/2004
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X
24.1	Power of Attorney (included in Signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101#

The following financial information from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss,

(iii) Consolidated Statements of Stockholders’ Equity (Deficit)

(iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

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

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: March 15, 2013	By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer

Dated: March 15, 2013	By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ FEDERICO PIGNATELLI Federico Pignatelli	Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)	March 15, 2013

/s/ FREDERICK D. FURRY Frederick D. Furry	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013

/s/ DR. ALEXANDER K. ARROW Dr. Alexander K. Arrow	Director	March 15, 2013

/s/ DR. NORMAN J. NEMOY Dr. Norman J. Nemoy	Director	March 15, 2013

/s/ GREGORY E. LICHTWARDT Gregory E. Lichtwardt	Director	March 15, 2013

BIOLASE, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BIOLASE, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. (the “Company’s”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index as of and for the years ended December 31, 2012, 2011, and 2010. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

March 15, 2013

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,543	$3,307
Accounts receivable, less allowance of $304 and $289 in 2012 and 2011, respectively	11,680	8,899
Inventory, net	11,142	11,312
Prepaid expenses and other current assets	1,552	1,808

Total current assets	26,917	25,326
Property, plant and equipment, net	1,509	1,148
Intangible assets, net	300	212
Goodwill	2,926	2,926
Deferred tax asset	16	8
Other assets	305	187

Total assets	$31,973	$29,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Lines of credit	$1,637	$—
Accounts payable	7,663	7,804
Accrued liabilities	6,267	6,177
Customer deposits	582	165
Deferred revenue, current portion	3,226	2,136

Total current liabilities	19,375	16,282
Deferred tax liabilities	663	594
Deferred revenue, long-term	3	25
Other liabilities, long-term	138	337

Total liabilities	20,179	17,238

Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 33,248 and 32,502 shares issued in 2012 and 2011, respectively; 31,284 shares and 30,538 shares outstanding in 2012 and 2011, respectively	34	33
Additional paid-in capital	140,747	138,507
Accumulated other comprehensive loss	(320)	(360)
Accumulated deficit	(112,268)	(109,212)

	28,193	28,968
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	11,794	12,569

Total liabilities and stockholders’ equity	$31,973	$29,807

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Products and services revenue	$58,332	$48,419	$24,580
Non-recurring event (Note 11)	(1,141)	—	—
License fees and royalty revenue	165	439	1,645

Net revenue	57,356	48,858	26,225
Cost of revenue	32,019	27,540	17,400
Non-recurring event (Note 11)	(1,141)	—	—

Net cost of revenue	30,878	27,540	17,400

Gross profit	26,478	21,318	8,825

Operating expenses:
Sales and marketing	16,250	13,075	9,938
General and administrative	8,075	7,936	6,557
Engineering and development	4,684	4,311	3,790
Impairment of property, plant and equipment	—	—	35

Total operating expenses	29,009	25,322	20,320

Loss from operations	(2,531)	(4,004)	(11,495)

Loss on foreign currency transactions	(175)	(88)	(110)
Interest income	—	—	3
Interest expense	(239)	(305)	(361)

Non-operating loss, net	(414)	(393)	(468)

Loss before income tax provision	(2,945)	(4,397)	(11,963)
Income tax provision	111	89	58

Net loss	(3,056)	(4,486)	(12,021)

Other comprehensive income (loss) items:
Foreign currency translation adjustments	40	(36)	(102)

Comprehensive loss	$(3,016)	$(4,522)	$(12,123)

Net loss per share:
Basic	$(0.10)	$(0.15)	$(0.46)

Diluted	$(0.10)	$(0.15)	$(0.46)

Shares used in the calculation of net loss per share:
Basic	31,308	29,907	26,250

Diluted	31,308	29,907	26,250

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock and Additional Paid-in Capital		Treasury Stock		Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2010	26,340	$117,255	(1,964)	$(16,399)	$(222)	$(92,705)	$7,929
Exercise of stock options, net	225	199	—	—	—	—	199
Stock-based compensation	—	727	—	—	—	—	727
Non-employee equity instruments	—	19	—	—	—	—	19
Other compensation	—	87	—	—	—	—	87
Warrants issued in connection with loan payable	—	115	—	—	—	—	115
Net loss	—	—	—	—	—	(12,021)	(12,021)
Foreign currency translation adjustment	—	—	—	—	(102)	—	(102)

Balances, December 31, 2010	26,565	$118,402	(1,964)	$(16,399)	$(324)	$(104,726)	$(3,047)
Exercise of stock options, net	628	1,244	—	—	—	—	1,244
Stock-based compensation	—	1,528	—	—	—	—	1,528
Non-employee equity instruments	—	273	—	—	—	—	273
Other compensation	—	250	—	—	—	—	250
Issuance of stock, net	4,117	17,223	—	—	—	—	17,223
Stock repurchase	(100)	(268)	—	—	—	—	(268)
Warrant repurchase	—	(130)	—	—	—	—	(130)
Exercise of warrants	126	18	—	—	—	—	18
Stock dividends	1,166	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,486)	(4,486)
Foreign currency translation adjustment	—	—	—	—	(36)	—	(36)

Balances, December 31, 2011	32,502	$138,540	(1,964)	$(16,399)	$(360)	$(109,212)	$12,569
Exercise of stock options, net	214	455	—	—	—	—	455
Stock-based compensation	—	1,600	—	—	—	—	1,600
Non-employee equity instruments	—	23	—	—	—	—	23
Other compensation	—	250	—	—	—	—	250
Stock repurchase	(133)	(235)	—	—	—	—	(235)
Warrant issued in connection with lines of credit	—	142	—	—	—	—	142
Exercise of warrants	31	6	—	—	—	—	6
Stock dividends	634	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,056)	(3,056)
Foreign currency translation adjustment	—	—	—	—	40	—	40

Balances, December 31, 2012	33,248	$140,781	(1,964)	$(16,399)	$(320)	$(112,268)	$11,794

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(3,056)	$(4,486)	$(12,021)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	513	695	1,070
Loss on disposal of assets, net	15	36	55
Impairment of property, plant and equipment	—	—	35
Provision for (recovery of) bad debts	241	74	(80)
Provision for inventory excess and obsolescence	330	392	—
Amortization of discount on lines of credit	43	—	—
Amortization of discounts on term loan payable	—	78	37
Amortization of debt issuance costs	91	99	70
Stock-based compensation	1,600	1,528	727
Other equity instruments compensation	23	273	19
Other non-cash compensation	250	250	87
Deferred income taxes	61	53	76
Incurred and unpaid interest expense	19	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,222)	(5,642)	978
Inventory	(160)	(4,716)	874
Prepaid expenses and other current assets	450	(552)	173
Customer deposits	417	(5,711)	5,877
Accounts payable and accrued liabilities	(347)	4,230	(773)
Deferred revenue	1,068	79	(1,016)

Net cash and cash equivalents used in operating activities	(1,664)	(13,320)	(3,812)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(808)	(428)	(237)
Proceeds from disposal of long-lived assets	124	—	—
Purchased other intangible assets	(14)	—	—

Net cash and cash equivalents used in investing activities	(698)	(428)	(237)

Cash Flows From Financing Activities:
Borrowings under lines of credit	16,600	—	—
Payments under lines of credit	(14,963)	—	—
Proceeds from term loan payable	—	—	3,000
Payments under term loan payable	—	(2,700)	(300)
Payment of debt issuance costs	(304)	—	(85)
Proceeds from exercise of warrants	6	18	—
Payment to repurchase equity warrants	—	(130)	—
Proceeds from equity offering, net of expenses	—	17,223	—
Stock repurchase	(235)	(268)	—
Proceeds from exercise of stock options	455	1,244	199

Net cash and cash equivalents provided by financing activities	1,559	15,387	2,814

Effect of exchange rate changes	39	(26)	(46)

Increase (decrease) in cash and cash equivalents	(764)	1,613	(1,281)
Cash and cash equivalents, beginning of year	3,307	1,694	2,975

Cash and cash equivalents, end of year	$2,543	$3,307	$1,694

Supplemental cash flow disclosure:
Interest paid	$88	$80	$236
Income taxes paid (refunded)	$62	$44	$(96)
Supplemental disclosure of non-cash transactions:
Intangible assets acquired for accounts receivable reduction	$200	$—	$—

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 — BASIS OF PRESENTATION

The Company

BIOLASE, Inc., (the “Company”) incorporated in Delaware in 1987, is a biomedical company operating in one business segment that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners.

Basis of Presentation

The consolidated financial statements include the accounts of BIOLASE, Inc. and its wholly-owned subsidiaries. The Company has eliminated all material intercompany transactions and balances in the accompanying consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory and deferred taxes, as well as estimates for accrued warranty expenses, indefinite-lived intangible assets and the ability of goodwill to be realized, revenue deferrals for multiple element arrangements, effects of stock-based compensation and warrants, contingent liabilities and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

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

Concentration of credit risk, interest rate risk and foreign currency exchange rate risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company invests its cash and cash equivalents and restricted cash with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, management performs ongoing credit evaluations of customers’ financial condition and maintains relationships with the Company’s customers which allow management to monitor current changes in business operations respond as needed. The Company does not, generally, require customers to provide collateral before it sells them products; however is has required certain distributors to make prepayments for significant purchases of products. For the years ended December 31, 2012, 2011, and 2010, sales to Henry Schein, Inc. (“HSIC”) worldwide accounted for approximately 3%, 19%, and 38%, respectively, of our net sales.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, including the facilities, consulting services and employee-related costs. To date, the Company has not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may, however, affect the price competitiveness of the Company’s products outside the United States.

Management’s primary objective in managing the Company’s cash balances has been preservation of principal and maintenance of liquidity to meet the Company’s operating needs. Most of the Company’s excess cash balances are invested in money market accounts in which there is minimal interest rate risk. An increase in the LIBOR rate associated with the Company’s lines of credit would increase the interest expense the Company must pay. The Company’s risk associated with fluctuation in interest expense is limited to its outstanding lines of credit balances. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Liquidity and Management’s Plans

Although the Company generated $1.9 million of cash from operations during the quarter ended December 31, 2012, the Company has suffered recurring losses from operations and has not generated cash from operations for the three years ended December 31, 2012. In order for the Company to continue operations and discharge its liabilities and commitments in the normal course of business, the Company must sell its products directly to end-users and through distributors; establish profitable operations through increased sales and reduced operating expenses; and potentially raise additional funds, principally through the additional sales of securities or debt financings to meet its working capital needs.

The Company intends to increase sales by increasing its product offerings, expanding its direct sales force and its distributor relationships both domestically and internationally. Accordingly, the Company has taken steps during Fiscal 2012 to improve its financial condition and ultimately improve its financial results, including increasing its product offerings with the launch of the new Epic diode laser system, for which the Company received the CE Mark in late September 2012 and FDA clearance in October 2012, executing a definitive five-year agreement with Copenhagen-based 3Shape Corporation (“3Shape”), making the Company a distributor of 3Shape’s TRIOS intra-oral CAD/CAM scanning technologies for digital impression-taking solutions in the U.S. and Canada, expanding our direct sales force and certain distributor relationships, and establishing two revolving credit facilities to meet quarterly working capital needs.

Management anticipates that the cash generated from operations and the borrowings available under the lines of credit with Comerica Bank will be sufficient to fund the working capital requirements of the Company for 2013.

At December 31, 2012, the Company had approximately $7.5 million in working capital. The Company’s principal sources of liquidity at December 31, 2012 consisted of approximately $2.5 million in cash and cash equivalents, $11.7 million of net accounts receivable, and $6.4 million of available borrowings under two revolving credit facility agreements.

On May 24, 2012, the Company entered into two revolving credit facility agreements with Comerica Bank which provide for borrowings of up to $8.0 million. The Company had approximately $1.6 million of borrowings outstanding under these lines of credit as of December 31, 2012. See Note 5 — Lines of Credit and Other Borrowings for additional information.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. Generally, any excess cash is invested in money market funds. Cash equivalents are carried at cost, which approximates fair market value.

Restricted Cash

The Company maintains bank accounts under deposit account control agreements with Comerica Bank, to be held for repayment of lines of credit and accrued interest expense or disbursement to its operating bank account, pursuant to the terms of two revolving credit facility agreements with Comerica Bank. At December 31, 2012, there were no restricted cash amounts.

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

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 totaled approximately $377,000, $565,000, and $940,000, respectively.

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

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

is excluded from net (loss) income. Accumulated other comprehensive gain (loss) consists of the effects of foreign currency translation adjustments and unrealized gains or losses on marketable securities classified as available for sale.

Foreign Currency Translation and Transactions

Transactions of the Company’s German, Spanish, Australian, and Indian subsidiaries are denominated in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive gain (loss) in stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

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

Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For these sales, effective January 1, 2011, the Company applies the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires the Company to use (estimated) selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. VSOE is determined based on the value the Company sells the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement, typically within six months from date of sale. The adoption of the relative selling price method does not significantly change the value of revenue recognized. Deferred revenue attributable to undelivered elements, which primarily consists of training, totaled $1.7 million and $1.1 million as of December 31, 2012 and 2011, respectively.

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

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

higher than normally acceptable, and will either decline the purchase or defer the revenue until payment is reasonably assured. Future obligations required at the time of sale may also cause the Company to defer the revenue until the obligation is satisfied.

Although all sales are final, the Company accepts returns of products in certain, limited circumstances and records a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2012 and 2011, $110,000 and $110,000, respectively, was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to non-distributor customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year. Included in deferred revenue for each of the years ended December 31, 2012 and 2011, was $1.5 million and $1.1 million, respectively, for extended warranty contracts. This is inclusive of an extended service contract commitment assumed as part of a settlement, of which $3,000 will not be recognized as revenue until 2014 and beyond.

For sales transactions involving used laser trade-ins, the Company records the purchased trade-ins as inventory at the fair value of the asset surrendered with the offset to accounts receivable. In determining the estimated fair value of used laser trade-ins, Management makes an assessment of usable parts, key components, and consider the ultimate resale value of the certified pre-owned (or “CPO”) laser with applicable margins. The Company sells these CPO laser trade-ins as refurbished lasers following its laser system revenue recognition policy. Trade-in rights are not established nor negotiated with customers during the initial sales transaction of the original lasers. Trade-in rights are promotional events used at Management’s discretion to encourage existing laser customers to purchase new lasers by offering perceived discounts in exchange for customers trading in original lasers. A customer is not required to trade-in a laser nor is the Company required to accept a trade-in, however, the promotional value offered in exchange for the trade-in laser is not offered without a laser trade-in. The transaction is treated as a monetary transaction as each sale transaction involving a customer trade-in includes significant boot of greater than 25% of the fair value of the exchange. As a monetary transaction, the sale is recognized following the Company’s laser system revenue recognition policy. There have been no sales transactions in which the cash consideration was less than 25% of the total transaction value.

The Company recognizes revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. The Company estimates and recognizes the amount earned based on historical performance and current knowledge about the business operations of our licensees. Historically, the Company’s estimates have generally been consistent with amounts reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period and totaled $0, $64,000, and $145,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

From time to time, the Company may offer sales incentives and promotions on its products. The cost of sales incentives are recorded at the date at which the related revenue is recognized as a reduction in revenue, increase in cost of goods sold or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. Waterlase systems sold domestically are covered by the Company’s warranty for a period of one year while the Company’s Diode systems warranty period is for two years from date of sale by the Company or the distributor to the end-user. Waterlase systems sold internationally are generally covered by the

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Company’s warranty for a period of sixteen months while its Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. The Company’s overall accrual is based on its historical experience and Management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. The Company does not offer warranties on imaging products which are covered by the manufacturer’s warranties.

Changes in the initial product warranty accrual and the expenses incurred under our initial and extended warranties for the years ended December 31 were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Initial warranty accrual, beginning balance	$2,218	$2,725	$2,235
Provision for estimated warranty cost	1,705	1,586	3,126
Warranty expenditures	(2,224)	(2,093)	(2,636)

Initial warranty accrual, ending balance	1,699	2,218	2,725
Total warranty accrual, long term	—	—	424

Total warranty accrual, current portion	$1,699	$2,218	$2,301

Shipping and Handling Costs and Revenues

Shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to customers for shipping and handling are included as a component of revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $907,000, $444,000, and $610,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

BIOLASE, INC.

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

Stock-Based Compensation

During the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation cost related to stock options of $1.6 million, $1.5 million, and $727,000, respectively, based on the grant date fair value. The net impact to earnings for the years ended December 31, 2012, 2011, and 2010, was $(0.05), $(0.05) and $(0.03) per diluted share, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$245	$175	$41
Sales and marketing	514	463	193
General and administrative	668	751	407
Engineering and development	173	139	86

	$1,600	$1,528	$727

As of December 31, 2012 and 2011, the Company had $1.9 million and $2.6 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The cost is expected to be recognized over a weighted average period of 1.2 years.

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

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Expected term (years)	3.70	4.15	4.54
Volatility	97%	105%	91%
Annual dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	0.77%	1.53%	1.94%

Net Loss Per Share — Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Common shares outstanding, as included in the calculation of basic and diluted loss per share, includes retroactive adjustments to reflect increases resulting from stock dividends that have been paid through the date that these financial statements are issued.

Outstanding stock options and warrants to purchase approximately 4,713,000, 4,626,000, and 4,282,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2012, 2011, and 2010, respectively, as their effect would have been anti-dilutive.

Stock Dividends

The Board declared special one-half percent stock dividends during each of the quarters of 2012. The stock dividend declared during the quarter ended December 31, 2012 was payable December 28, 2012 to shareholders of record on December 14, 2012, the stock dividend declared during the quarter ended September 30, 2012 was payable September 28, 2012 to shareholders of record on September 14, 2012, the stock dividend declared during the quarter ended June 30, 2012 was payable June 25, 2012 to shareholders of record on June 8, 2012, and the stock dividend declared during the quarter ended March 31, 2012 was payable March 30, 2012 to shareholders of record on March 15, 2012. The Board deems these four stock dividends to be special dividends and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of these stock dividends. The number of shares issued as part of these quarterly stock dividends totaled 634,162 shares. During the year ended December 31, 2011, the Company declared and paid 1% stock dividends in each of the four quarters resulting in the issuance of 1,165,715 shares. The Board of Directors deems these four dividends to be special dividends and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of the stock dividends.

In February 2013, the Board of Directors announced a 2% annual stock dividend policy for 2013 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 29, 2013 to stockholders of record on March 15, 2013. The Company expects to record the effects of the March Stock Dividend in the first quarter ending March 31, 2013.

Stock Repurchase Program

On August 10, 2011, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

outstanding common stock. The stock repurchase program became effective on August 12, 2011. The Company expects to fund the stock repurchase program with existing cash and cash equivalents on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Repurchases of the Company’s common stock may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions or block transactions. The Company has no obligation to repurchase shares under the stock repurchase program, and the timing, actual number and value of the shares that are repurchased will be at the discretion of the Company’s management and will depend upon a number of considerations, including the trading price of the Company’s common stock, general market conditions, applicable legal requirements and other factors. The stock repurchase program will expire on August 12, 2013, unless the program is completed sooner, suspended, terminated, or otherwise extended. Pursuant to the stock repurchase program, the Company repurchased 133,365 shares and 100,500 shares of our common stock at a weighted average price of $1.73 and $2.68 during the years ended December 31, 2012 and 2011, respectively.

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

Accounting Standards not yet Adopted

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

	December 31,
ACCOUNTS RECEIVABLE (in thousands):	2012	2011
Components of accounts receivable, net of allowances, are as follows:
Trade	$11,456	$8,583
Royalties	45	29
Other	179	287

Total receivables, net	$11,680	$8,899

Accounts receivable is net of allowances for doubtful accounts and sales returns totaling approximately $414,000 and $399,000 at December 31, 2012 and 2011, respectively.

	December 31,
INVENTORY, NET (in thousands):	2012	2011
Components of inventory, net of allowances, are as follows:
Raw materials	$4,017	$4,280
Work-in-process	1,949	2,538
Finished goods	5,176	4,494

Inventory, net	$11,142	$11,312

Inventory is net of a provision for excess and obsolete inventory totaling approximately $1.9 million and $2.3 million at December 31, 2012 and 2011, respectively.

	December 31,
PROPERTY, PLANT AND EQUIPMENT, NET (in thousands):	2012	2011
Components of property, plant and equipment, net of depreciation, are as follows:
Land	$191	$247
Building	246	317
Leasehold improvements	1,193	957
Equipment and computers	5,219	5,729
Furniture and fixtures	1,046	1,036
Construction in progress	132	26

	8,027	8,312
Accumulated depreciation and amortization	(6,518)	(7,164)

Property, plant and equipment, net	$1,509	$1,148

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

On August 21, 2012, pursuant to a Sale and Purchase Agreement entered on June 12, 2012, the Company sold the smaller of two buildings and a portion of the land parcel of its two-building property in Floss, Germany. The purchase price of approximately $136,000 was reduced by transaction costs, resulting in net proceeds of approximately $124,000. As of December 31, 2012, the Company recorded a realized gain on the sale of these assets of approximately $3,000. The Company also undertook an appraisal of the remaining land and building at the Floss property and determined that no impairment charge was necessary.

	December 31,
ACCRUED LIABILITIES (in thousands):	2012	2011
Components of accrued liabilities are as follows:
Payroll and benefits	$2,326	$1,928
Warranty accrual, current portion	1,699	2,218
Sales tax	763	526
Accrued professional services	502	669
Accrued insurance premium	751	433
Accrued support services	—	200
Other	226	203

Accrued liabilities	$6,267	$6,177

	December 31,
DEFERRED REVENUE (in thousands):	2012	2011
Components of deferred revenue are as follows:
Undelivered elements (training, installation, product and support services)	$1,723	$1,105
Extended warranty contracts	1,506	1,056

Total Deferred Revenue	3,229	2,161

Less Long-Term amounts:
Extended warranty contracts	(3)	(25)

Total Deferred Revenue — Long Term	(3)	(25)

Total Deferred Revenue — Current	$3,226	$2,136

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

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual two-step impairment test of intangible assets and goodwill as of June 30, 2012 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred that would trigger further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2012 and 2011.

Amortization expense for the years ended December 31, 2012, 2011, and 2010, totaled $136,000, $130,000, and $130,000, respectively. Estimated intangible asset amortization expense, based on existing intangible assets, for the years ending December 31, 2013, 2014, 2015, and 2016, is $118,000, $69,000, $62,000, and $51,000, respectively.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,833)	$—	$81	$1,914	$(1,702)	$—	$212
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(598)	—	219	593	(593)	—	—

Total	$2,800	$(2,500)	$—	$300	$2,576	$(2,364)	$—	$212

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

In December 2012, the Company capitalized approximately $224,000 related to intangible assets acquired from its former distributor in India. These assets primarily include a non-compete agreement and customer and luminary lists. Of the total capitalized balance, $200,000 was a noncash investment whereby the Company reduced the accounts receivable from its former distributor in exchange for these assets. The Company is amortizing these assets on a straight-line basis over the expected useful life of four years and has recognized amortization expense of approximately $5,000 related to these intangible assets during the year ended December 31, 2012.

NOTE 5 — LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

On May 24, 2012, the Company entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended on August 6, 2012 (“Amendment No. 1”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. The lines of credit mature on May 1, 2014, at which date any remaining borrowings and accrued interest under the lines of credit become due and payable. As of December 31, 2012, the Company had outstanding borrowings totaling approximately $1.6 million, which included $0 under the Domestic Revolver and $1.6 million under the Ex-Im Revolver.

Lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

benefit of Comerica Bank. Cash is disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At December 31, 2012, there were no restricted cash amounts. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

The Credit Agreements require the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of December 31, 2012, the Company was in compliance with these covenants.

The interest rates on the outstanding principal balance of the credit facilities bear interest at annual percentage rates equal to the daily adjusting LIBOR rate, plus spreads of 5.25% for the Domestic Revolver and 4.25% for the Ex-Im Revolver. The daily adjusting LIBOR rate is subject to a floor of 1.00% per annum. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the year ended December 31, 2012, the Company incurred $232,000 of interest expense associated with the credit facilities, of which approximately $19,000 was payable at December 31, 2012. Included in interest expense during the year ended December 31, 2012 is $91,000 of amortization of deferred debt issuance costs and $43,000 of amortization of the discount on lines of credit.

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

As additional consideration for the lines of credit, the Company also issued warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.83 per share. The Comerica Warrants vest in four equal quarterly tranches beginning on May 24, 2012 and are exercisable once vested. The Comerica Warrants may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrants into a number of shares, in whole or in part. In February 2013, Comerica Bank exercised 60,000 of the 80,000 warrants pursuant to the Notice of Exercise resulting in a net issuance of 30,515 shares of common stock. These remaining warrants to purchase 20,000 shares of common stock have an expiration date of May 24, 2017. The fair value of the Comerica Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.00 years; volatility of 99.55%; annual dividend per share of $0.00; and risk-free interest rate of 0.77%; and resulted in an estimated fair value of $135,000 which was recorded as equity and resulted in a discount to the credit facilities at issuance. The discount is being amortized on a straight-line basis to interest expense over the term of the Credit Agreements.

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

Loan and Security Agreement

In May 2010, the Company entered into the Loan and Security Agreement with MidCap Financial, LLC (subsequently assigned to MidCap Funding III, LLC) and Silicon Valley Bank. In connection with the Loan and

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Security Agreement, the Company issued two secured promissory notes in an aggregate principal amount of $3 million, at 14.25%, secured by the Company’s assets, and warrants to purchase up to an aggregate of 101,694 shares of Common Stock at an exercise price of $1.77 per share, which was subsequently reduced to $0.84 per share, with an expiration date of May 26, 2015.

During February 2011, the Company repaid approximately $2.6 million in principal and MidCap Funding III, LLC and Silicon Valley Bank performed a cashless exercise of all of their warrants, which resulted in the combined issuance of 78,172 shares of unregistered stock.

During the years ended December 31, 2011 and 2010, the Company incurred $293,000 and $345,000, respectively, of interest expense, including amortization of debt issuance costs and discounts, associated with the Loan and Security Agreement.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of December 31, 2012 and 2011, $379,000 at an annual interest rate of 3.0% and $433,000 at an annual interest rate of 2.5%, respectively, were outstanding under this arrangement. The Company incurred interest expense associated with the financed insurance premiums of approximately $5,000 during each of the years ended December 31, 2012, 2011, and 2010.

NOTE 6 — INCOME TAXES

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2012	2011	2010
Current:
Federal	$—	$—	$(19)
State	18	16	4
Foreign	32	20	(3)

	50	36	(18)

Deferred:
Federal	57	66	55
State	12	(16)	16
Foreign	(8)	3	5

	61	53	76

	$111	$89	$58

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2012	2011	2010
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	(13.0)%	(2.3)%	30.4%
Tax return to prior year provision adjustments	16.2%	2.0%	2.7%
Expiration of federal net operating losses	28.2%	20.2%	6.4%
Reduction of net operating loss attributes	(3.7)%	(2.3)%	(1.3)%
State tax benefit (net of federal benefit)	4.1%	18.1%	(6.9)%
Research credits	—	(3.0)%	(0.6)%
Foreign amounts with no tax benefit	(0.6)%	(0.2)%	0.1%
Non-deductible expenses	6.1%	3.8%	0.8%
Stock option expenses with no tax benefit	—	—	3.8%
Other	0.6%	(0.1)%	(0.9)%

Total	3.9%	2.2%	0.5%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2012	2011
Capitalized intangible assets for tax purposes	$405	$576
Reserves not currently deductible	2,082	2,450
Deferred revenue	328	—
Stock options	2,348	1,959
State Taxes	45	41
Income tax credits	1,167	1,322
Inventory	868	906
Property and equipment	240	357
Other comprehensive income	127	144
Unrealized gain on foreign currency	160	99
Net operating losses	25,746	26,075

Total deferred tax assets	33,516	33,929
Valuation allowance	(33,341)	(33,784)

Net deferred tax assets	175	145
Capitalized intangible assets	(703)	(630)
State tax	—	—
Other	(119)	(101)

Total deferred tax liabilities	(822)	(731)

Net deferred tax liabilities	$(647)	$(586)

Based upon the Company’s operating losses incurred for the three years ended December 31, 2012, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $33.3 million as of December 31, 2012, excluding a portion of the foreign operations totaling $16,000 and $8,000 at December 31, 2012 and 2011, respectively. Management considered factors such as the Company’s earnings history, future projected earnings and tax planning strategies. If sufficient evidence of the

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2012, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $67.0 million and $42.8 million, respectively, which begin to expire in 2013. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, the Company completed an analysis to determine the potential applicability of any annual limitations imposed by IRC Section 382. Based on the analysis, management determined that there was no significant IRC Section 382 limitation. As of December 31, 2012, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $786,000 and $319,000, respectively, which will begin to expire in 2018 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

In addition to the NOL carryforwards included in the deferred tax asset and liability schedule are excess tax deductions relating to stock options that have not been realized. When the benefit of the NOLs containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2012, the cumulative unrealized excess tax deductions amounted to approximately $6.4 million. These amounts have been excluded from the Company’s NOL carryforwards. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, the Company would expect additional paid-in-capital to increase by approximately $1.5 million. The Company follows the appropriate ordering rules to determine when such NOLs have been realized.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. The state of California passed a new law which mandates the use of a single sales factor apportionment formula for tax years beginning on or after January 1, 2013. As a result, the state deferred tax assets will be revalued during the year ending December 31, 2013 in order to account for the change in the tax law. As of December 31, 2012, there was a 100% valuation allowance against the state deferred tax asset.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2012 (in thousands):

Balance at January 1, 2012	$1,066
Additions for tax positions related to the prior year	160
Lapse of statute of limitations	—

Balance at December 31, 2012	$1,226

Included in the payable at December 31, 2012, are $91,000 of tax positions, which if recognized, would increase the Company’s annual effective tax rate. As of December 31, 2012, the Company has recorded a liability for potential penalties and interest of $18,000 and $29,000, respectively. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The federal and state NOL and credit carryforwards per the income tax returns filed in prior years included uncertain tax positions taken and are larger than the NOL and credit carryforwards recognized for financial statement purposes.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2005 through 2011 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for the Company’s foreign subsidiaries as of December 31, 2012. There were no undistributed earnings from foreign subsidiaries as of December 31, 2012. The Company intends to reinvest any earnings until such time a decision is made to liquidate the foreign operations.

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

Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2013	$683
2014	618
2015	192
2016	—
Thereafter	—

Total future minimum lease obligations	$1,493

Rent expense totaled approximately $789,000, $1.0 million, and $849,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $714,000 at December 31, 2012. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was required to be accrued at December 31, 2012.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company had $9.7 million of purchase commitments as of

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

December 31, 2012, for which the Company has not received the goods or services and which is expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging patent infringement of U.S. Patent No. 7,485,116 involving the Company’s ezLase diode laser. On September 12, 2012, CAO filed a First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood and (2) unfair competition. The new claims are based on a press release that the Company issued on or about April 30, 2012, which CAO alleges contain statements that are factually inaccurate and falsities that are disparaging to CAO and its diode product. The First Amended Complaint seeks unspecified damages, punitive damages, injunctive relief, treble damages, costs, interest, and attorneys’ fees. On September 14, 2012, the Company filed an inter partes reexamination request with respect to the asserted patent with the United States Patent and Trademark Office. The Court then entered a stay of the lawsuit pending the request for reexamination, which reexamination request was subsequently granted. Management plans to vigorously defend against the allegations.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. As of December 31, 2012 and 2011, none of the preferred stock was outstanding.

The Company has a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of common stock outstanding at the close of business on December 31, 1998. The rights provide, among other things, that in the event any person becomes the beneficial

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

Common Stock

At December 31, 2012, the Company had 33,248,000 shares of common stock issued with 31,284,000 shares outstanding. The Company currently has 50,000,000 shares of common stock authorized for issuance and 1,964,000 shares of common stock in its treasury.

Offering Agreement, Shelf Registration, and Securities Purchase Agreement

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

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

Additional Warrants

On November 8, 2012, the Company issued warrants to purchase up to 50,000 shares of the Company’s common stock to an investor relations consultant, at a price per share of $2.50. The warrants vest and become exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $7.00 by November 7, 2013. The warrant expires November 7, 2015. As of December 31, 2012, no stock-based compensation has been recognized. The Company will reassess whether achievement of the contingent exercise provision is probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirement will be achieved.

In May 2012, the Company issued warrants to purchase up to 80,000 shares of the Company’s common stock to Comerica Bank at a price per share of $2.83, which was subsequently reduced to $2.00. See Note 5 — Lines of Credit and Other Borrowings for further discussion.

During September 2010, the Company issued warrants (the “IR Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. Pursuant to the agreement, the service providers were also entitled to a second tranche of IR Warrants to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74. The IR Warrants were fully exercised during the year ended December 31, 2012. In connection with the issuance of the IR Warrants, the Company recognized expenses of approximately $23,000 and $273,000 for the years ended December 31, 2012 and 2011, respectively.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

In May 2010, the Company granted warrants to purchase an aggregate of 101,694 shares of its common stock to MidCap Financial, LLC, and Silicon Valley Bank at a price per share of $1.77, which was subsequently reduced to $0.84. See Note 5 — Lines of Credit and Other Borrowings for further discussion.

Stock Options

As of December 31, 2012, a total of 6,950,000 shares have been authorized for issuance under the Company’s 2002 Stock Incentive Plan, of which 2,498,000 shares have been issued for options which have been exercised, 3,860,000 shares have been reserved for options that are outstanding, and 592,000 shares are available for the granting of additional options.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Options outstanding, January 1, 2010	3,650,000	$4.50
Granted at fair market value	434,000	$1.77
Granted at above fair market value	1,657,000	$2.00
Exercised	(225,000)	$0.89
Forfeited, cancelled, or expired	(1,386,000)	$3.91

Options outstanding, December 31, 2010	4,130,000	$3.60
Granted at fair market value	1,151,000	$4.11
Granted at above fair market value	—	$—
Exercised	(657,000)	$2.08
Forfeited, cancelled, or expired	(766,000)	$4.92

Options outstanding, December 31, 2011	3,858,000	$3.75
Granted at fair market value	614,000	$1.80
Granted at above fair market value	568,000	$0.95
Exercised	(214,000)	$2.12
Forfeited, cancelled, or expired	(966,000)	$3.63

Options outstanding, December 31, 2012	3,860,000	$3.48	3.96	$199,000

Options exercisable, December 31, 2012	2,314,000	$4.02	3.86	$195,000
Vested options
Vested options expired during the twelve months ended December 31, 2012	208,000	$4.84		$—

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.72 — $1.99	456,000	$1.43	5.50	379,000	$1.35
$ 2.00 — $2.99	2,175,000	$2.28	3.91	917,000	$2.08
$ 3.00 — $3.99	159,000	$3.20	3.50	75,000	$3.20
$ 4.00 — $4.99	268,000	$4.25	4.50	232,000	$4.15
$ 5.00 — $5.99	373,000	$5.44	4.22	288,000	$5.45
$ 6.00 — $9.99	225,000	$7.49	3.12	219,000	$7.53
$ 10.00 — $13.99	150,000	$11.34	1.31	150,000	$11.34
$ 14.00 — $18.99	54,000	$14.14	1.43	54,000	$14.14

Total	3,860,000	$3.48	3.96	2,314,000	$4.02

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2012	2011	2010
Proceeds from stock options exercised	$455	$1,244	$199
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$91	$1,328	$111
Weighted-average fair value of options granted	$1.39	$2.97	$1.09
Total fair value of shares vested during the year	$1,737	$1,259	$713

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. Currently the Company does not receive a tax benefit related to the exercise of stock options due to its net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

On May 7, 2012, the Board granted a non-qualified stock option to purchase 65,000 shares of the Company’s common stock to a consultant, at a price per share of $2.55, the closing market price of the Company’s common stock on the grant date. The option fully vests and becomes exercisable upon the achievement of certain specified performance conditions, as defined in the consulting agreement with this consultant, and the option expires five years from the grant date. As of December 31, 2012, no stock-based compensation has been recognized. The Company will reassess whether achievement of the performance conditions is probable on a quarterly basis and recognize stock-based compensation when it is probable that the performance conditions will be achieved.

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

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the year ended December 31, 2012, sales in the United States accounted for approximately 71% of net revenue and international sales accounted for approximately 29% of net revenue. For the years ended December 31, 2011 and 2010, sales in the United States accounted for approximately 67% and 64% of net revenue and international sales accounted for approximately 33% and 36% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$40,524	$32,782	$16,900
International	16,832	16,076	9,325

	$57,356	$48,858	$26,225

No individual international country represented more than 10% of net revenue during the years ended December 31, 2012, 2011, and 2010.

Long-lived assets located outside of the United States at our foreign subsidiaries, totaled approximately $412,000 and $542,000 as of December 31, 2012 and 2011, respectively.

NOTE 10 — CONCENTRATIONS

Revenue from Waterlase systems, the Company’s principal product line, which includes the iPlus and the MD Turbo, comprised 63%, 60%, and 32% of total net revenues for the years ended December 31, 2012, 2011, and 2010, respectively. Revenue from Diode systems comprised 11%, 19%, and 30% of total revenue for the same periods. Revenue from consumables and other comprised 10%, 11%, and 16% of total revenue for the same periods. Revenue from imaging systems comprised 6%, 0%, and 0% of total net revenue for the same periods. Revenue from services comprised 10%, 9%, and 16% of total net revenue for the same periods. Revenue from license fees and royalties comprised 0%, 1%, and 6% of total net revenue for the same periods.

Approximately 3%, 19%, and 38% of the Company’s revenue in 2012, 2011, and 2010, respectively, was generated through sales to HSIC worldwide.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2012 and 2011.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

NOTE 11 — NON-RECURRING EVENT

On April 12, 2012, the Company completed the 2012 Termination Agreement with HSIC whereby the Company purchased HSIC’s inventory of Waterlase MD Turbo laser systems for approximately $1.1 million and HSIC released its liens on the Company’s assets. Pursuant to the terms of the 2012 Termination Agreement, the Company paid the entire purchase price by offsetting accounts receivable currently due from HSIC from sales made in the normal course of business. None of the funds used to offset the purchase price were related to the original sales of the MD Turbo laser systems that were purchased. During the year ended December 31, 2012, the Company sold all laser systems purchased under this arrangement at margins consistent with the Company’s comparable laser products.

As a result of the transaction, the Company recorded a decrease to accounts receivable of approximately $1.1 million with a corresponding decrease to revenue to pay for the purchase of the Waterlase MD Turbo laser systems. The Company also recorded an increase to inventory for the same amount with a corresponding decrease to cost of revenue to record the inventory acquired. As such, while the Company’s revenues and cost of revenues were both reduced by $1.1 million to record the effects of the transaction, there was no effect on the Company’s gross profit during the year ended December 31, 2012. Additionally, as a result of the transaction, during the year ended December 31, 2012, the Company de-recognized approximately $155,000 of accounts receivable due from HSIC related to support services previously provided to HSIC and approximately $142,000 of accrued warranties previously provided to HSIC and reversed accrued sales and marketing service liabilities of approximately $350,000.

NOTE 12 — SUBSEQUENT EVENT

Stock Dividend

In February 2013, the Board of Directors announced a 2% annual stock dividend policy for 2013 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 29, 2013 to stockholders of record on March 15, 2013. The Company expects to record the effects of the March Stock Dividend in the first quarter ending March 31, 2013.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2012, 2011, and 2010

(in thousands)

	Balance at Beginning of Year	Charges (Reversals) to Cost or Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2012:
Allowance for doubtful accounts	$289	$241	$(226)	$304
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	33,784	(443)	—	33,341
Year Ended December 31, 2011:
Allowance for doubtful accounts	$311	$74	$(96)	$289
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	34,250	(466)	—	33,784
Year Ended December 31, 2010:
Allowance for doubtful accounts	$421	$(80)	$(30)	$311
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	30,177	4,073	—	34,250

S-1