Form 10-Q
period 2013-03-31
BIOLASE, INC
filed 2013-05-10
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of May 3, 2013, was 31,579,348 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,229	$2,543
Accounts receivable, less allowance of $289 and $304 in 2013 and 2012, respectively	10,644	11,680
Inventory, net	11,921	11,142
Prepaid expenses and other current assets	1,637	1,552

Total current assets	25,431	26,917
Property, plant, and equipment, net	1,616	1,509
Intangible assets, net	254	300
Goodwill	2,926	2,926
Deferred tax asset	15	16
Other assets	282	305

Total assets	$30,524	$31,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Lines of credit	$3,261	$1,637
Accounts payable	8,708	7,663
Accrued liabilities	4,879	6,267
Customer deposits	278	582
Deferred revenue, current portion	3,131	3,226

Total current liabilities	20,257	19,375
Deferred tax liabilities	556	663
Other liabilities, long-term	34	141

Total liabilities	20,847	20,179

Commitments and contingencies (Notes 8, 9, and 13)
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 33,487 and 33,248 shares issued in 2013 and 2012, respectively; and 31,523 and 31,284 shares outstanding in 2013 and 2012, respectively	34	34
Additional paid-in capital	141,317	140,747
Accumulated other comprehensive loss	(376)	(320)
Accumulated deficit	(114,899)	(112,268)

	26,076	28,193
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)

Total stockholders’ equity	9,677	11,794

Total liabilities and stockholders’ equity	$30,524	$31,973

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Products and services revenue	$14,489	$12,312
License fees and royalty revenue	108	8

Net revenue	14,597	12,320
Cost of revenue	8,803	6,513

Gross profit	5,794	5,807

Operating expenses:
Sales and marketing	5,252	4,028
General and administrative	2,247	2,211
Engineering and development	1,005	1,190
Excise tax	107	—

Total operating expenses	8,611	7,429

Loss from operations	(2,817)	(1,622)

Loss on foreign currency transactions	(99)	(17)
Interest expense, net	(87)	(4)

Non-operating loss, net	(186)	(21)

Loss before income tax (benefit) provision	(3,003)	(1,643)
Income tax (benefit) provision	(372)	29

Net loss	(2,631)	(1,672)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(56)	63

Comprehensive loss	$(2,687)	$(1,609)

Net loss per share:
Basic	$(0.08)	$(0.05)

Diluted	$(0.08)	$(0.05)

Shares used in the calculation of net loss per share:
Basic	31,473	31,358

Diluted	31,473	31,358

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(2,631)	$(1,672)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	145	125
Provision for bad debts	(11)	16
Amortization of discounts on lines of credit	18	—
Amortization of debt issuance costs	38	—
Stock-based compensation	368	583
Other equity instruments compensation	64	25
Other non-cash compensation	62	62
Deferred income taxes	(107)	—
Changes in operating assets and liabilities:
Accounts receivable	1,047	(100)
Inventory	(779)	975
Prepaid expenses and other assets	23	606
Customer deposits	(304)	(145)
Accounts payable and accrued liabilities	(659)	(957)
Deferred revenue	(96)	(111)

Net cash and cash equivalents used in operating activities	(2,822)	(593)

Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(139)	(266)
Purchased other intangible assets	(10)	—

Net cash and cash equivalents used in investing activities	(149)	(266)

Cash Flows From Financing Activities:
Borrowings under lines of credit	8,350	—
Payments under lines of credit	(6,726)	—
Proceeds from exercise of stock options	76	277

Net cash and cash equivalents provided by financing activities	1,700	277

Effect of exchange rate changes	(43)	47

Change in cash and cash equivalents	(1,314)	(535)
Cash and cash equivalents, beginning of period	2,543	3,307

Cash and cash equivalents, end of period	$1,229	$2,772

Supplemental cash flow disclosure:
Interest paid	$31	$3

Income taxes paid	$45	$21

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The Company

BIOLASE, Inc., (the “Company”) incorporated in Delaware in 1987, is a biomedical company operating in one reportable business segment that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE, Inc. and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

The consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) filed with the Securities and Exchange Commission on March 15, 2013.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, indefinite-lived intangible assets, and the ability of goodwill to be realized, revenue deferrals for multiple element arrangements, effects of stock-based compensation and warrants, contingent liabilities and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies which are described in the Company’s 2012 Form 10-K, except as noted below. See Note 2 – Recent Accounting Pronouncements for adoption of updated authoritative guidance.

Excise Tax

Commencing January 1, 2013, certain of the Company’s product sales are subject to the newly enacted medical device excise tax. The Company has included such taxes separately as a component of operating expense.

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

Liquidity and Management’s Plans

The Company suffered recurring losses from operations during the three years ended December 31, 2012. Although the Company’s revenues increased during the quarter ended March 31, 2013 compared to the same period in 2012, the Company still incurred a loss from operations and a net loss. At March 31, 2013, the Company had approximately $5.2 million in working capital. The Company’s principal sources of liquidity at March 31, 2013 consisted of approximately $1.2 million in cash and cash equivalents, $10.6 million of net accounts receivable, and $4.7 million of available borrowings under two revolving credit facility agreements.

The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through expansion of its product offerings and continued development of its direct sales force and distributor relationships both domestically and internationally. Furthermore, to improve liquidity, management amended the Company’s lines of credit increasing the combined aggregate capacity of borrowings to $10.0 million; see Note 13 – Subsequent Events for further discussion. Management expects that the working capital and borrowings available under the lines of credit should be sufficient to fund the requirements of the Company. Management continues to monitor the liquidity of the Company and is prepared to implement cash saving measures in the event that its plans to grow revenue do not materialize in the timeline anticipated by management.

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

Newly Adopted Accounting Standards

In July 2012, the FASB simplified guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The revised guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”). Eligible persons under the 2002 Plan include certain officers and employees of the Company, and directors of the Company, as well as consultants. Under the 2002 Plan, 6,950,000 shares of common stock have been authorized for issuance. As of March 31, 2013, 2,527,000 shares of common stock have been issued pursuant to options that were exercised, 4,337,000 shares of common stock have been reserved for options that are outstanding, and 86,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results during the three months ended March 31, 2013 and 2012, totaled approximately $368,000 and $583,000, respectively. The net impact to earnings for the periods ended March

31, 2013 and 2012 was $(0.01) and $(0.01) per basic and diluted share, respectively. At March 31, 2013, the Company had approximately $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The Company expects that cost to be recognized over a weighted-average period of 1.3 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$80	$58
Sales and marketing	139	121
General and administrative	115	358
Engineering and development	34	46

	$368	$583

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Expected term	3.7 years	4.1 years
Volatility	92.70%	102%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	0.80%	0.93%

A summary of option activity under our stock option plans for the three months ended March 31, 2013 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
Options outstanding at December 31, 2012	3,860,000	$3.48
Plus: Options granted	612,000	$3.76
Less: Options exercised	(29,000)	$2.53
Options forfeited, canceled, or expired	(106,000)	$3.68

Options outstanding at March 31, 2013	4,337,000	$3.47	3.90	$5,379,000

Options exercisable at March 31, 2013	2,460,000	$3.84	3.65	$3,099,000

Vested options expired during the quarter ended March 31, 2013	—	$—

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Proceeds from stock options exercised	$76	$277
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$23	$11
Weighted-average fair value of options granted during period	$1.84	$1.99
Total fair value of shares vested during the period	$314	$557

(1)	Excess tax benefits received related to stock option exercises are presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to our net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Warrants

On March 23, 2013, the Company issued warrants to purchase up to 50,000 shares of the Company’s common stock to a consultant, at a price per share of $4.50. The warrants vest and become exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $7.50. The warrant expires March 22, 2018. The issuance includes a bonus award of up to 50,000 additional shares if a $10.00 closing price on NASDAQ is achieved. As of March 31, 2013, no stock-based compensation has been recognized. The Company will reassess whether achievement of the contingent exercise provision is probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirement will be achieved.

Warrants issued in connection with the lines of credit with Comerica Bank were exercised during the three months ended March 31, 2013. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Net Loss Per Share - Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 5,060,000 shares were not included in the computation of diluted loss per share for the three months ended March 31, 2013 as a result of their anti-dilutive effect. For the same 2012 period, anti-dilutive outstanding stock options and warrants to purchase 4,514,000 shares were not included in the computation of diluted loss per share.

Stock Dividends

The Company intends to pay a 2% annual stock dividend, in quarterly installments, for the year ending December 31, 2013. Stock dividends are discussed quarterly by the Board and management. The actual declaration of future stock dividends and the establishment of the record and payment dates are subject to final determination by the Board after its review of the Company’s financial performance, the expected results of future operations, availability of shares, and other factors that the Board may deem relevant. The Company’s dividend policy may be changed at any time by the Board, and there is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

In February 2013, the Board declared a one-half percent stock dividend payable March 29, 2013 to stockholders of record on March 15, 2013. The Board deems this stock dividend to be a special dividend and there is no assurance, with respect to amount or frequency, that any stock dividend will be declared again in the future. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of the dividend.

NOTE 4 - INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$4,023	$4,017
Work-in-process	1,954	1,949
Finished goods	5,944	5,176

Inventory, net	$11,921	$11,142

Inventory is net of the provision for excess and obsolete inventory totaling $1.9 million as of March 31, 2013 and December 31, 2012.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$185	$191
Building	238	246
Leasehold improvements	1,201	1,193
Equipment and computers	5,439	5,219
Furniture and fixtures	1,046	1,046
Construction in progress	120	132

	8,229	8,027
Accumulated depreciation and amortization	(6,613)	(6,518)

Property, plant, and equipment, net	$1,616	$1,509

Depreciation and amortization expense related to property, plant, and equipment totaled $99,000 and $92,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Amortization expense for the three months ended March 31, 2013 and March 31, 2012 totaled $46,000 and $33,000, respectively. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,865)	$—	$49	$1,914	$(1,833)	$—	$81
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(612)	—	205	817	(598)	—	219

Total	$2,800	$(2,546)	$—	$254	$2,800	$(2,500)	$—	$300

Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7 –ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Payroll and benefits	$1,613	$2,326
Warranty accrual	1,755	1,699
Sales tax	421	640
Accrued professional services	650	502
Accrued insurance premium	326	751
Other	114	349

Accrued liabilities	$4,879	$6,267

Changes in the initial product warranty accrual, and the expenses incurred under our initial and extended warranties, for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Initial warranty accrual, beginning balance	$1,699	$2,218
Provision for estimated warranty cost	650	122
Warranty expenditures	(594)	(414)

Initial warranty accrual, ending balance	1,755	1,926
Total warranty accrual, long term	—	—

Total warranty accrual, current portion	$1,755	$1,926

Deferred revenue is comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Undelivered elements (training, installation and product and support services)	$1,623	$1,723
Extended warranty contracts	1,510	1,506

Total deferred revenue	3,133	3,229

Less long-term amounts:
Extended warranty contracts	(2)	(3)

Total deferred revenue, long-term	(2)	(3)

Total deferred revenue, current portion	$3,131	$3,226

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

During the year ended December 31, 2012, the Company entered into and amended two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. The lines of credit mature on May 1, 2014, at which date any remaining borrowings and accrued interest under the lines of credit become due and payable. As of March 31, 2013, the Company had outstanding borrowings totaling approximately $3.3 million, which included $1.8 million under the Domestic Revolver and $1.5 million under the Ex-Im Revolver.

Lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash is disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At March 31, 2013, there were no restricted cash amounts. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

The Credit Agreements require the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of March 31, 2013, the Company was in compliance with these covenants.

The interest rates on the outstanding principal balance of the credit facilities bear interest at annual percentage rates equal to the daily adjusting LIBOR rate, plus spreads of 5.25% for the Domestic Revolver and 4.25% for the Ex-Im Revolver. The daily adjusting LIBOR rate is subject to a floor of 1.00% per annum. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three months ended March 31, 2013, the Company incurred $84,000 of interest expense associated with the credit facilities, of which approximately $18,000 was payable at March 31, 2013. Included in interest expense during the three months ended March 31, 2013 is $38,000 of amortization of deferred debt issuance costs and $18,000 of amortization of the discount on lines of credit.

During the year ended December 31, 2012, the Company issued and amended warrants to Comerica Bank (the “Comerica Warrants”) to purchase up to 80,000 shares of the Company’s common stock at an amended exercise price of $2.00. During the three months ended March 31, 2013, Comerica Bank exercised 80,000 warrants on a cashless basis pursuant to the Notice of Exercise resulting in a net issuance of 40,465 shares of common stock.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of March 31, 2013, $212,000 at an annual interest rate of 3.0% was outstanding under this arrangement. The Company incurred interest expense associated with the financed insurance premiums of approximately $2,000 during the three months ended March 31, 2013.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California, and also leases certain other facilities, office equipment, and automobiles under various operating lease arrangements. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2013, 2014, 2015, and 2016 and thereafter, is $806,000, $659,000, $192,000, and $0, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $714,000 at March 31, 2013. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was required to be accrued at March 31, 2013.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company had $12.9 million of purchase commitments as of March 31, 2013, for which the Company has not received the goods or services and which is expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging patent infringement of U.S. Patent No. 7,485,116 involving the Company’s ezLase diode laser. On September 12, 2012, CAO filed a First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood and (2) unfair competition. The new claims are based on a press release that the Company issued on or about April 30, 2012, which CAO alleges contain statements that are factually inaccurate and falsities that are disparaging to CAO and its diode product. The First Amended Complaint seeks unspecified damages, punitive damages, injunctive relief, treble damages, costs, interest, and attorneys’ fees. On September 14, 2012, the Company filed an inter partes reexamination request with respect to the asserted patent with the United States Patent and Trademark Office (“USPTO”). The Court then entered a stay of the lawsuit pending the request for reexamination, which reexamination request was subsequently granted. The USPTO issued an office action in a reexamination proceeding rejecting all of the claims of CAO that were subject to reexamination. Because all of the pertinent patent claims being asserted by CAO against the Company in the lawsuit have been reexamined by the USPTO, the District Court has stayed CAO’s lawsuit pending the final outcome of the reexamination. Management plans to vigorously defend against the allegations.

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

NOTE 10— SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the quarter ended March 31, 2013, sales in the United States accounted for approximately 62% of net revenue, and international sales accounted for approximately 38% of net revenue. For the quarter ended March 31, 2012, sales in the United States accounted for approximately 68% of net revenue, and international sales accounted for approximately 32% of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$9,048	$8,364
International	5,549	3,956

	$14,597	$12,320

No individual country, other than the United States, represents more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $397,000 and $412,000 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 11—CONCENTRATIONS

Revenue from laser systems, the Company’s core product, which includes the iPlus, MD Turbo, and Epic, comprised 70% and 76% of total net revenues for the three months ended March 31, 2013 and 2012, respectively. Revenue from consumables and other comprised 11% and 12% of total net revenue for the same periods. Revenue from imaging systems comprised 7% and 1% of total net revenue for the same periods. Revenue from services comprised 11% and 11% of total net revenue for the same periods. Revenue from license fees and royalties comprised 1% and 0% of total net revenue for the same periods.

No individual customer represented more than 10% of the Company’s revenue in the three months ended March 31, 2013 and 2012.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2013 and December 31, 2012.

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

NOTE 12—INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

As of March 31, 2013, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $69.5 million and $45.3 million, respectively, which begin to expire in 2013. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, the Company completed an analysis to determine the potential applicability of any annual limitations imposed by IRC Section 382. Based on the analysis, management determined that there was no significant IRC Section 382 limitation. As of March 31, 2013, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $954,000 and $516,000, respectively, which will begin to expire in 2018 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended March 31, 2013 and 2012, the Company recorded an increase of $0 and $1,000, respectively, with respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest.

During the three months ended March 31, 2013, the Company reversed certain deferred tax liabilities associated with international operations and research and development credits resulting in a tax benefit of approximately $214,000.

During the three months ended March 31, 2013, the Company recorded an income tax benefit of $158,000 based on its projected annual effective tax rate of 4.9% for the year ending December 31, 2013. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. The state of California requires the use of a single sales factor apportionment formula for tax years beginning on or after January 1, 2013. The Company’s state deferred tax assets will be revalued to account for the change in the tax law during the quarter ending June 30, 2013. The Company records a full valuation allowance against the state deferred tax assets therefore the California apportionment mandate is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 13—SUBSEQUENT EVENTS

Lines of Credit

On May 7, 2013, the Company amended the Credit Agreements with Comerica Bank to increase the borrowing capacity under the Domestic Revolver from $4.0 million to $6.0 million, reduce the interest rates, establish certain financial and non-financial covenants, and provide for increased mid-quarter borrowing capacity. The Company paid a one and one-half percent commitment fee of $30,000 for the $2.0 million increase in borrowing capacity under the Domestic Revolver. The interest rates on the outstanding principal balance of the Credit Agreements will bear interest at annual percentage rates equal to the daily prime rate (3.25% at March 31, 2013), plus 2.00% for the Domestic Revolver and 1.50% for the Ex-Im Revolver, a current reduction of 1.00% and 0.50% of the interest rates of the Domestic and Ex-Im Revolvers, respectively. The daily Prime rate is subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR is undeterminable, 2.50% per annum.

Warrants

Effective May 6, 2013, the Company entered an agreement (the “Affiliation Agreement”) with Sun Dental Laboratories, LLC (“Sun Dental Labs”) as part of business development collaboration to sell 3Shape Corporation’s Trios line of intra-oral scanners. In contemplation of the Affiliation Agreement, and in connection with an initial memorandum of understanding between the parties that preceded the Affiliation Agreement, the Company issued a warrant to Sun Dental Labs (the “Sun Dental Warrant”) on April 26, 2013, to purchase 500,000 shares of common stock at an exercise price of $5.90 per common share. The Sun Dental Warrant is performance-based and will vest at a rate of 1,000 shares for each intra-oral scanner system sold to a customer in conjunction with the Affiliation Agreement. Any unearned and unvested warrant shares will expire on April 24, 2014. Vested warrant shares may be exercised with a cash payment, or, in lieu of a cash payment, Sun Dental Labs may convert the vested warrant shares into a net number of whole common shares. The Company expects to begin recording the effects of the Affiliation Agreement during the three months ending June 30, 2013.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase, Inc. (the “Company,” “we,” “us,” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek,” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Overview

We are a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners. Our dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to sell our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union, and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase® systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 180 issued and 160 pending U.S. and international patents, the majority of which are related to our core Waterlase technology and dental and medical lasers. Since 1998, we have sold over 9,700 Waterlase systems, including more than 5,600 Waterlase MD® and iPlus® systems, and more than 22,500 laser systems in over 60 countries around the world.

During the three months ended March 31, 2013, we unveiled the new EpicTM V-Series diode laser system for sale to the veterinary market which we expect to begin selling during 2013. We also received FDA clearance for the Diolase 10TM, and subsequently the Epic 10S, for a broad spectrum of medical procedures; including clearance for over 80 different procedures in 19 additional medical markets, including general surgery, ophthalmology, dermatology, plastic surgery, ENT, oral surgery, arthroscopy, gastroenterology, podiatry, GI/GU, gynecology, neurosurgery, pulmonary surgery, cardiac surgery, thoracic surgery, urology, aesthetics, and vascular surgery. We were granted a new patent covering the use of laser technologies for treating various conditions of the eye, including presbyopia, glaucoma, retinal disorders, and cataracts, and also launched the OCCULASETM website as a marketing tool for our ophthalmology technologies. Subsequently, we were also granted a new patent for our non-contact hand piece for cutting both hard and soft tissue with our WaterLase® all-tissue lasers and the FDA also cleared the Waterlase iPlus all-tissue laser for use as a surgical instrument for soft-tissue procedures in orthopedic and podiatric surgery. We are also engaged in continuing and active collaboration with Procter and Gamble Company (“P&G”) to commercialize a consumer product utilizing our patents.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 48 to 51 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2012 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2013 in our critical accounting policies from those disclosed in Item 7 of the 2012 Form 10-K.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended March 31,
	2013	2012
Products and services	99.3%	99.9%
License fees and royalty	0.7	0.1

Net revenue	100.0	100.0
Cost of revenue	60.3	52.9

Gross profit	39.7	47.1

Operating expenses:
Sales and marketing	36.0	32.7
General and administrative	15.4	18.0
Engineering and development	6.9	9.6
Excise tax	0.7	—

Total operating expenses	59.0	60.3

Loss from operations	(19.3)	(13.2)
Non-operating income, net	(1.3)	(0.2)

Loss before income taxes	(20.6)	(13.4)
Income tax (benefit) provision	(2.6)	0.2

Net loss	(18.0)%	(13.6)%

The following table summarizes our net revenues by category for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
Laser systems	$10,138	70%	$9,324	76%
Imaging systems	1,028	7%	143	1%
Consumables and other	1,630	11%	1,514	12%
Services	1,693	11%	1,331	11%

Total products and services	14,489	99%	12,312	100%
License fees and royalty	108	1%	8	—%

Net revenue	$14,597	100%	$12,320	100%

Three months ended March 31, 2013 and 2012

Net Revenue. Net revenue for the three months ended March 31, 2013, (“First Quarter 2013”) was $14.6 million, an increase of $2.3 million, or 19%, as compared with net revenue of $12.3 million for the three months ended March 31, 2012 (“First Quarter 2012”). Domestic revenues were $9.0 million, or 62% of net revenue, for First Quarter 2013 versus $8.4 million, or 68% of net revenue, for First Quarter 2012. International revenues for First Quarter 2013 were $5.6 million, or 38% of net revenue, as compared with $3.9 million, or 32% of net revenue, for First Quarter 2012. The increase in period-over-period net revenue was primarily attributable to increases in international laser system revenue, which grew 38%, as well as increases in domestic imaging revenue, which increased 516% due to increased sales and marketing efforts. Sales of the diode laser systems, which increased 135%, were a key driver of our period-over-period laser system revenue growth.

Laser system net revenue increased by approximately $814,000, or 9%, in the First Quarter 2013 compared to the same quarter of 2012. We expect that the growth in sales of our core laser systems will be major contributors to our overall growth for the year ending December 31, 2013.

Imaging system revenue increased by approximately $885,000, or 619%, in the First Quarter 2013 compared to the same quarter of 2012. The increase was driven by increased product knowledge by our sales force as well as increased offerings at various value propositions.

Consumables and other net revenue, which includes consumable products, such as disposable tips, and shipping revenue, increased by approximately $116,000, or 8%, for First Quarter 2013 as compared to the same period of 2012. This increase in consumables and other net revenue was primarily the result of auxiliary sales to a larger installed customer base using our lasers.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $362,000, or 27%, for First Quarter 2013, as compared to the same period of 2012. The increased revenue was due largely to revenue generated by hosting a WCLI® Super Symposium event as well as increased follow on sales related to a larger customer base using our lasers and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue increased by $100,000.

Cost of Revenue. Cost of revenue for First Quarter 2013 increased by $2.3 million, or approximately 35%, to $8.8 million, or 60% of net revenue, compared with cost of revenue of $6.5 million, or 53% of net revenue, for First Quarter 2012. This increase was primarily attributable to higher revenue in lower margin products, including imaging equipment, as well as lower revenue as a percentage of total revenue in our higher margin laser systems. The increase in international revenue as a percentage of total revenue has also adversely impacted the cost of revenue due to product price pressures and additional costs such as import duties, taxes, and customs clearance fees.

Gross Profit. Gross profit for First Quarter 2013 remained relatively consistent with the comparative prior year quarter at approximately $5.8 million; however, gross profit decreased from 47% of net revenue for First Quarter 2012 to 40% of net revenue for First Quarter 2013. The decrease was primarily due to higher sales of our core laser systems internationally, which generally carry a lower margin than our direct sales in North America, and the increase in sales of our licensed imaging systems as a proportion of total revenue, which also carries lower margins than our laser products. We expect that our gross margin will return to a range comparable to recent historical levels for the second quarter and 2013 overall.

Operating Expenses. Operating expenses for First Quarter 2013 increased by $1.2 million, or 16%, to $8.6 million as compared to $7.4 million for First Quarter 2012. The period-over-period increase in expense was primarily driven by a substantial investment in our sales and marketing efforts during First Quarter 2013 as further explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for First Quarter 2013 increased by approximately $1.3 million, or approximately 30%, to $5.3 million, or 36% of net revenue, as compared with $4.0 million, or approximately 33% of net revenue, for First Quarter 2012. The increase was primarily a result of increased convention costs of $637,000, increased payroll and consulting related expenses of $237,000, increased commission expenses of $119,000, and increased media and advertising expenses of $100,000. We expect costs to decrease as a percentage of revenue for the year ending December 31, 2013 as compared with the costs as a percentage of revenue incurred for the previous year.

General and Administrative Expense. General and administrative expenses for First Quarter 2013 remained relatively consistent with the comparative prior year quarter at approximately $2.2 million. We experienced an increase in patent and legal expenses of $127,000, primarily related to the enforcement and defense of our intellectual property portfolio, offset by a decrease in payroll and consulting related expenses of $135,000.

Engineering and Development Expense. Engineering and development expenses for First Quarter 2013 decreased by $185,000, or 16%, to $1.0 million, or 7% of net revenue, as compared with $1.2 million, or 10% of net revenue, for First Quarter 2012. The decrease was primarily related to decreased supplies costs of $159,000 and decreased payroll and consulting related expenses of $58,000.

Excise Tax Expense. Effective for sales beginning January 1, 2013, the Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $107,000, or 0.7% of net revenue, for First Quarter 2013.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized a $99,000 loss on foreign currency transactions for First Quarter 2013, compared to a $17,000 loss on foreign currency transactions for First Quarter 2012 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, and the financing of our business insurance premiums. Interest expense totaled approximately $87,000 and $4,000 for First Quarter 2013 and 2012, respectively. The increase was a result of interest expense incurred related to the lines of credit that commenced during the quarter ended June 30, 2012.

Income Tax (Benefit) Provision. Our benefit for income taxes totaled $372,000 for First Quarter 2013, compared to expense provision of $29,000 for First Quarter 2012. During First Quarter 2013, we reversed certain deferred tax liabilities associated with international operations and research and development credits resulting in a tax benefit of approximately $214,000 and we recorded an income tax benefit of $158,000 based on our projected annual effective tax rate of 4.9% for the year ending December 31, 2013. We do not expect to record additional significant tax benefits in the foreseeable future.

Net Loss. For the reasons stated above, our net loss totaled $2.6 million for First Quarter 2013 compared to a net loss of $1.7 million for First Quarter 2012.

Liquidity and Capital Resources

At March 31, 2013, we had approximately $5.2 million in working capital. Our principal sources of liquidity at March 31, 2013, consisted of approximately $1.2 million in cash and cash equivalents, $10.6 million of net accounts receivable, and $4.7 million of available borrowings under our revolving credit facility agreements. The following table summarizes our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$(2,822)	$(593)
Investing activities	(149)	(266)
Financing activities	1,700	277
Effect of exchange rate changes	(43)	47

Net change in cash and cash equivalents	$(1,314)	$(535)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for First Quarter 2013 totaled $2.8 million and was primarily comprised of non-cash adjusted net loss of $2.1 million plus increases in inventory of $779,000 and decreases in accounts payable and accrued liabilities of $659,000, offset by decreases in accounts receivable of $1.0 million.

Investing Activities

Cash used in investing activities for First Quarter 2013 consisted primarily of $139,000 of capital expenditures. For fiscal 2013, we expect capital expenditures to total approximately $750,000, and we expect depreciation and amortization to total approximately $600,000.

Financing Activities

Net cash provided by financing activities for First Quarter 2013 was $1.7 million related primarily to net borrowings under lines of credit of $1.6 million.

Future Liquidity Needs

We suffered recurring losses from operations during the three years ended December 31, 2012. Although our revenues increased during the quarter ended March 31, 2013 compared to the same period in 2012, we still incurred a loss from operations and a net loss.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and to generate cash from operations or obtain additional funds when needed.

We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings and continued development of our direct sales force and distributor relationships both domestically and internationally. We expect that the working capital and borrowings available under the lines of credit should be sufficient to fund our requirements and we believe that cash will be generated from operations for the year ending December 31, 2013. We continue to monitor our liquidity and we are prepared to implement cash saving measures in the event that our plans to grow revenue do not materialize in the timeline that we anticipate.

Additional capital requirements will depend on many factors, including, among other things, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. We cannot provide assurance that we will enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

Contractual and Other Obligations

We lease our Irvine, California, facility under a lease that expires in April 2015.

We finance a portion of our annual insurance premiums which we pay in installments over nine months. As of March 31, 2013, $212,000 at an annual interest rate of 3.0% was outstanding under this arrangement.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $714,000 at March 31, 2013. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was required to be accrued at March 31, 2013.

The Company has purchase obligations of $12.9 million related to purchase orders with suppliers that we expect to complete during the next twelve months.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we are not involved in any material unconsolidated SPEs.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of

Biolase, Inc., and Diolase™, HydroPhotonics™, LaserPal™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™, Comfortprep™ , Rapidprep™ , Bondprep™ , Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Laser™, Epic™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, Waterlase MDX™, Total Technology Solution™, Geyserlaser™, Geyser™, eplus™, and elase™ are trademarks of BIOLASE, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2012.

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

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

10.4	Form of Securities Purchase Agreement, dated April 7, 2011, by and between the Registrant and the investors’ signatory thereto.		8-K	04/07/2011	10.4	04/12/2011

10.32	Settlement Agreement, dated February 22, 2012, by and between Biolase Technology, Inc. and Henry Schein, Inc.		10-K	12/31/2011	10.32	03/13/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013

BIOLASE, INC., a Delaware Corporation (registrant)

By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer (Principal Executive Officer)

By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer (Principal Financial and Accounting Officer)