Form 10-Q
period 2013-06-30
BIOLASE, INC
filed 2013-08-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of August 2, 2013, was 33,960,650 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$2,101	$2,543
Accounts receivable, less allowance of $380 in 2013 and $304 in 2012	11,477	11,680
Inventory, net	12,559	11,142
Prepaid expenses and other current assets	1,341	1,552
Total current assets	27,478	26,917

Property, plant, and equipment, net	1,581	1,509
Intangible assets, net	217	300
Goodwill	2,926	2,926
Deferred tax asset	16	16
Other assets	245	305
Total assets	$32,463	$31,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Lines of credit	$5,992	$1,637
Accounts payable	9,299	7,663
Accrued liabilities	5,084	6,267
Customer deposits	174	582
Deferred revenue, current portion	3,123	3,226
Total current liabilities	23,672	19,375

Deferred tax liabilities	591	663
Other liabilities, long-term	34	141
Total liabilities	24,297	20,179

Commitments and contingencies (Notes 8, 9, and 13)

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 33,958 and 33,248 shares issued in 2013 and 2012, respectively; and 31,995 and 31,284 shares outstanding in 2013 and 2012, respectively	34	34
Additional paid-in capital	142,383	140,747
Accumulated other comprehensive loss	(385)	(320)
Accumulated deficit	(117,467)	(112,268)
	24,565	28,193
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)
Total stockholders’ equity	8,166	11,794
Total liabilities and stockholders’ equity	$32,463	$31,973

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Products and services revenue	$14,208	$12,125	$28,697	$24,437
License fees and royalty revenue	39	50	147	58
Net revenue	14,247	12,175	28,844	24,495
Cost of revenue	8,686	6,675	17,489	13,188
Gross profit	5,561	5,500	11,355	11,307
Operating expenses:
Sales and marketing	4,138	3,720	9,390	7,748
General and administrative	2,598	2,221	4,845	4,432
Engineering and development	1,005	1,272	2,010	2,462
Excise tax	112	—	219	—
Total operating expenses	7,853	7,213	16,464	14,642
Loss from operations	(2,292)	(1,713)	(5,109)	(3,335)
Gain (loss) on foreign currency transactions	9	(92)	(90)	(109)
Interest expense, net	(117)	(38)	(204)	(42)
Non-operating loss, net	(108)	(130)	(294)	(151)
Loss before income tax (benefit) provision	(2,400)	(1,843)	(5,403)	(3,486)
Income tax (benefit) provision	168	34	(204)	63
Net loss	(2,568)	(1,877)	(5,199)	(3,549)

Other comprehensive loss items:
Foreign currency translation adjustments	(9)	(115)	(65)	(52)
Comprehensive loss	$(2,577)	$(1,992)	$(5,264)	$(3,601)

Net loss per share:
Basic	$(0.08)	$(0.06)	$(0.16)	$(0.11)
Diluted	$(0.08)	$(0.06)	$(0.16)	$(0.11)
Shares used in the calculation of net loss per share:
Basic	31,690	31,670	31,582	31,988
Diluted	31,690	31,670	31,582	31,988

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(5,199)	$(3,549)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	298	247
Loss on disposal of assets, net	—	6
Provision for bad debts	91	315
Amortization of discounts on lines of credit	36	7
Amortization of debt issuance costs	81	15
Stock-based compensation	748	923
Other equity instruments compensation	64	23
Other non-cash compensation	124	124
Deferred income taxes	(71)	—
Changes in operating assets and liabilities:
Restricted cash	—	(106)
Accounts receivable	112	(992)
Inventory	(1,417)	612
Prepaid expenses and other assets	59	723
Customer deposits	(408)	7
Accounts payable and accrued liabilities	490	(2,144)
Deferred revenue	(103)	515
Net cash and cash equivalents used in operating activities	(5,095)	(3,274)
Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(331)	(457)
Purchased other intangible assets	(10)	—
Net cash and cash equivalents used in investing activities	(341)	(457)
Cash Flows From Financing Activities:
Borrowings under lines of credit	19,550	2,350
Payments under lines of credit	(15,195)	(415)
Payment of debt issuance costs	—	(295)
Proceeds from exercise of stock options and warrants	697	428
Net cash and cash equivalents provided by financing activities	5,052	2,068
Effect of exchange rate changes	(58)	(37)
Change in cash and cash equivalents	(442)	(1,700)
Cash and cash equivalents, beginning of period	2,543	3,307
Cash and cash equivalents, end of period	$2,101	$1,607

Supplemental cash flow disclosure:
Interest paid	$81	$10
Income taxes paid	$49	$29

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The Company

BIOLASE, Inc., (the “Company”) incorporated in Delaware in 1987, is a biomedical company operating in one reportable business segment that develops, manufactures, and markets proprietary lasers in dentistry and medicine and also markets and distributes two-dimensional (“2-D”) and three-dimensional (“3-D”) digital imaging equipment and CAD/CAM intra-oral scanners; products that are focused on technologies that advance the practice of dentistry and medicine.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE, Inc. and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

The consolidated results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) filed with the Securities and Exchange Commission on March 15, 2013.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, indefinite-lived intangible assets, and the ability of goodwill to be realized, revenue deferrals for multiple element arrangements, effects of stock-based compensation and warrants, contingent liabilities, and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

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

Income Tax

The income tax provision for the three and six months ended June 30, 2013 was calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013. See Note 12 – Income Taxes for additional disclosures related to the Company’s income tax.

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

Liquidity and Management’s Plans

The Company suffered recurring losses from operations during the three years ended December 31, 2012. Although the Company’s revenues increased during the quarter ended June 30, 2013 compared to the same period in 2012, the Company still incurred a loss from operations and a net loss. At June 30, 2013, the Company had approximately $3.8 million in working capital. The Company’s principal sources of liquidity at June 30, 2013 consisted of approximately $2.1 million in cash and cash equivalents, $11.5 million of net accounts receivable, and $1.5 million of available borrowings under two revolving credit facility agreements.

On July 26, 2013, the Company filed a registration statement on Form S-3 (the “2013 Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $30 million. The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through expansion of its product offerings, continuing to develop its direct sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, and educating dental and medical patients as to the benefits of its advanced medical technologies. Management expects that the working capital and borrowings available under the lines of credit should be sufficient to fund the requirements of the Company; however, management will also continue to monitor the liquidity of the Company and is prepared to implement cash saving measures or potentially sell registered securities in the event that its plans to grow revenue do not materialize in the timeline anticipated by management.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

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

New Accounting Standards Not Yet Adopted

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The revised guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”) which will expire on May 5, 2019. Eligible persons under the 2002 Plan include certain officers and employees of the Company, and directors of the Company, as well as consultants. Under the 2002 Plan, 7,750,000 shares of common stock have been authorized for issuance. As of June 30, 2013, 2,836,000 shares of common stock have been issued pursuant to options that were exercised, 4,322,000 shares of common stock have been reserved for options that are outstanding, and 592,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results totaled approximately $380,000 and $340,000 for the three months ended June 30, 2013 and 2012, respectively; and $748,000 and $923,000 for the six months ended June 30, 2013 and 2012, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, and $(0.02) and $(0.03) per basic and diluted share, respectively. At June 30, 2013, the Company had approximately $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the 2002 Plan. The Company expects that cost to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$74	$58	$154	$116
Sales and marketing	150	120	289	241
General and administrative	119	125	234	483
Engineering and development	37	37	71	83
	$380	$340	$748	$923

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term	3.6 years	3.70 years	3.65 years	3.80 years
Volatility	75%	103%	85%	103%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	0.98%	0.87%	0.88%	0.88%

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2013 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
Options outstanding at December 31, 2012	3,860,000	$3.48
Plus: Options granted	1,157,000	$4.00
Less: Options exercised	(338,000)	$2.07
Options forfeited, canceled, or expired	(357,000)	$3.67
Options outstanding at June 30, 2013	4,322,000	$3.60	4.02	$3,519,000
Options exercisable at June 30, 2013	2,281,000	$3.84	3.49	$2,214,000
Vested options expired during the quarter ended June 30, 2013	104,000	$7.05

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

On June 6, 2013, the Board of Directors (the “Board”) granted stock options to purchase 350,000 shares of common stock to Alexander K. Arrow in connection with his appointment to President and Chief Operating Officer. These stock options were granted at an exercise price of $4.00 per share, vest and become exercisable in equal quarterly amounts over a four-year period beginning on June 5, 2013, and expire on June 5, 2020.

Cash proceeds along with fair value disclosures related to grants, exercises, and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from stock options exercised	$621	$145	$697	$422
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$830	$80	$853	$91
Weighted-average fair value of options granted during period	$4.27	$1.78	$4.00	$1.82
Total fair value of shares vested during the period	$404	$473	$718	$1,029

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

Warrants

On April 26, 2013, the Company issued a warrant to Sun Dental Laboratories, LLC (“Sun Dental Labs”) to purchase up to 500,000 shares of the Company’s common stock, at a price per share of $5.90 (the “Sun Dental Warrant”). The Sun Dental Warrant is performance-based and will vest at a rate of 1,000 shares per each 3Shape A/S (“3Shape”) Trios intraoral scanner (“Trios IOS”) that Sun Dental Labs assists in selling in conjunction with the agreement. For the purposes of the Sun Dental Warrant, a sale is defined as a Trios IOS that has been installed at the customer’s place of business and is fully operational, where the customer has been trained, and the Trios IOS has been paid for in full by the customer. Any unvested warrant shares will expire on April 24, 2014. Vested warrant shares may be exercised with a cash payment, or, in lieu of a cash payment, Sun Dental Labs may convert the vested warrant shares into a net number of whole common shares. The Company recorded stock-based compensation expense of approximately $1,000 related to the Sun Dental Warrant during the three months ended June 30, 2013.

On April 18, 2013, the Company issued a warrant to purchase up to 60,000 shares of the Company’s common stock to an investor relations firm, at a price per share of $5.10 (the “IR Warrant”). The IR Warrant vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $7.50. The IR Warrant expires April 17, 2018.  As of June 30, 2013, no stock-based compensation has been recognized for the IR Warrant. The Company will reassess whether achievement of the contingent exercise provisions are probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirements will be achieved.

On March 23, 2013, the Company issued two tranches of warrants to purchase up to 100,000 shares of the Company’s common stock to a consultant, at a price per share of $4.50 (the “CMR Warrant”). The first tranche of 50,000 warrant shares vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $7.50. The second tranche of 50,000 warrant shares vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $10.00. The CMR Warrant expires March 22, 2018. As of June 30, 2013, no stock-based compensation has been recognized for the CMR Warrant. The Company will reassess whether achievement of the contingent exercise provision is probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirements will be achieved.

The warrant issued in connection with the lines of credit with Comerica Bank was exercised during the six months ended June 30, 2013. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Subsequent to June 30, 2013, the Company issued a performance-based warrant associated with a strategic agreement; see Note 13 – Subsequent Events for further discussion.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 5,046,000 shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2013 as a result of their anti-dilutive effect. For the same 2012 periods, anti-dilutive outstanding stock options and warrants to purchase 4,637,000 shares were not included in the computation of diluted loss per share.

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

The Board declared one-half percent stock dividends during each of the first two quarters of 2013. The stock dividend declared during the quarter ended June 30, 2013 was payable June 28, 2013 to shareholders of record on June 14, 2013 and the stock dividend declared during the quarter ended March 31, 2013 was payable March 29, 2013 to shareholders of record on March 15, 2013. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of stock dividends.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$4,091	$4,017
Work-in-process	2,022	1,949
Finished goods	6,446	5,176
Inventory, net	$12,559	$11,142

Inventory is net of a provision for excess and obsolete inventory totaling $1.9 million and $1.9 million as of June 30, 2013 and December 31, 2012, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$188	$191
Building	242	246
Leasehold improvements	1,201	1,193
Equipment and computers	5,544	5,219
Furniture and fixtures	1,049	1,046
Construction in progress	73	132
	8,297	8,027
Accumulated depreciation and amortization	(6,716)	(6,518)
Property, plant, and equipment, net	$1,581	$1,509

Depreciation and amortization expense related to property, plant, and equipment totaled $116,000 and $215,000 for the three and six months ended June 30, 2013, respectively, and $90,000 and $182,000 for the three and six months ended June 30, 2012, respectively.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of intangible assets and goodwill as of June 30, 2013, and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2013, that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three and six months ended June 30, 2013 totaled $37,000 and $83,000, respectively, and $32,000 and $65,000, respectively, for the same periods in 2012. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,888)	$—	$26	$1,914	$(1,833)	$—	$81
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(626)	—	191	817	(598)	—	219
Total	$2,800	$(2,583)	$—	$217	$2,800	$(2,500)	$—	$300
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Payroll and benefits	$1,841	$2,326
Warranty accrual	1,518	1,699
Sales tax	384	640
Accrued professional services	740	502
Accrued insurance premium	141	751
Other	460	349
Accrued liabilities	$5,084	$6,267

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Initial warranty accrual, beginning balance	$1,755	$1,926	$1,699	$2,218
Provision for estimated warranty cost	379	661	1,029	783
Warranty expenditures	(616)	(607)	(1,210)	(1,021)
Initial warranty accrual, ending balance	1,518	1,980	1,518	1,980
Total warranty accrual, long-term	—	—	—	—
Total warranty accrual, current portion	$1,518	$1,980	$1,518	$1,980

Deferred revenue is comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Undelivered elements (training, installation and product and support services)	$1,671	$1,723
Extended warranty contracts	1,454	1,506
Total deferred revenue	3,125	3,229
Less long-term amounts:
Extended warranty contracts	(2)	(3)
Total deferred revenue, long-term	(2)	(3)
Total deferred revenue, current portion	$3,123	$3,226

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

During the year ended December 31, 2012, the Company entered into and amended two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. On May 7, 2013, the Company amended the Credit Agreements (“Amendment No. 2”) with Comerica Bank to increase the borrowing capacity under the Domestic Revolver from $4.0 million to $6.0 million, resulting in a combined aggregate commitment of borrowings up to $10.0 million. The lines of credit mature on May 1, 2014, at which date any remaining borrowings and accrued interest under the lines of credit become due and payable. As of June 30, 2013, the Company had aggregate outstanding borrowings totaling approximately $6.0 million, which included $3.2 million under the Domestic Revolver and $2.8 million under the

Ex-Im Revolver, as compared with aggregate outstanding borrowings totaling approximately $1.6 million as of December 31, 2012.

Lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash is disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At June 30, 2013 and December 31, 2012, there were no restricted cash amounts. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

The Credit Agreements require the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Comerica Bank may declare the amounts outstanding under the Credit Agreements immediately due and payable. As of June 30, 2013, the Company was in compliance with these covenants with the exception of the earnings before income tax, depreciation and amortization (“EBITDA”) covenant. On August 5, 2013, the Company obtained a waiver for noncompliance of the minimum EBITDA covenant from Comerica Bank as of June 30, 2013, provided that the Company and Comerica Bank establish amended covenants by September 13, 2013 and until the amendment is executed the aggregate borrowing capacity is reduced from $10.0 million to $7.5 million.

As a result of Amendment No. 2, interest rates on the outstanding principal balance of the Credit Agreements bear interest at annual percentage rates equal to the daily prime rate, plus 2.00% for the Domestic Revolver and 1.50% for the Ex-Im Revolver. The daily prime rate is subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR is undeterminable, 2.50% per annum. Prior to the amendment, interest rates were equal to the daily adjusting LIBOR rate (subject to a floor of 1.00% per annum), plus spreads of 5.25% for the Domestic Revolver and 4.25% for the Ex-Im Revolver. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three and six months ended June 30, 2013, the Company incurred interest expense associated with the credit facilities of $116,000 and $200,000, respectively, including $43,000 and $81,000 of amortization of deferred debt issuance costs and $18,000 and $36,000 of amortization of the discount on lines of credit, respectively. During the three and six months ended June 30, 2012, the Company incurred interest expense associated with the credit facilities of $38,000, including $15,000 of amortization of deferred debt issuance costs and $7,000 of amortization of the discount on lines of credit. Interest expense payable was approximately $26,000 and $19,000 at June 30, 2013 and December 31, 2012, respectively, and was included in accrued liabilities in the accompanying consolidated financial statements.

During the year ended December 31, 2012, the Company issued and amended a warrant to Comerica Bank (the “2012 Comerica Warrant”) to purchase up to 80,000 shares of the Company’s common stock at an amended exercise price of $2.00. During the three months ended March 31, 2013, Comerica Bank exercised all 80,000 of the 2012 Comerica Warrant shares on a cashless basis pursuant to the Notice of Exercise resulting in a net issuance of 40,465 shares of common stock.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of June 30, 2013 and December 31, 2012, $85,000 at an annual interest rate of 3.0% and $379,000 at an annual interest rate of 3.0%, respectively, was outstanding under this arrangement and was included in accrued liabilities in the accompanying consolidated financial statements. The Company incurred interest expense associated with the financed insurance premiums of approximately $1,000 and $4,000 during the three and six months ended June 30, 2013, respectively, and approximately $1,000 and $4,000 during the three and six months ended June 30, 2012, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating lease arrangements. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2013, 2014, 2015, and 2016 and thereafter, is $400,000, $659,000, $192,000, and $0, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $958,000 at June 30, 2013. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was required to be accrued at June 30, 2013.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company had $13.0 million of purchase commitments as of June 30, 2013, for which the Company has not received the goods or services and which is expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand.

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

Other Matters

In the normal course of business, the Company is subject to other legal proceedings, lawsuits, and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, the Company’s management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three and six months ended June 30, 2013, sales in the United States accounted for approximately 64% and 63% of net revenue, respectively, and international sales accounted for approximately 36% and 37% of net revenue, respectively. For the three and six months ended June 30, 2012, sales in the United States accounted for approximately 66% and 67% of net revenue, respectively, and international sales accounted for approximately 34% and 33% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$9,085	$8,045	$18,133	$16,409
International	5,162	4,130	10,711	8,086
	$14,247	$12,175	$28,844	$24,495

No individual country, other than the United States, represents more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $400,000 and $412,000 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 11—CONCENTRATIONS

Revenue from laser systems, the Company’s core product, which includes the iPlus, MD Turbo, and Epic, comprised 68% and 69% of total net revenues for the three and six months ended June 30, 2013, respectively, and 69% and 72% of total net revenue, respectively, for the same periods in 2012. Revenue from consumables and other comprised 11% and 11% of total revenue for the same periods in 2013, and 12% and 12% for the same periods in 2012, respectively. Revenue from imaging systems comprised 10% and 8% of total net revenue for the same periods in 2013, and 8% and 5% for the same periods in 2012, respectively. Revenue from services comprised 11% and 11% of total net revenue for the same periods in 2013, and 11% and 11% for the same periods in 2012, respectively. Revenue from license fees and royalties comprised 0% and 1% of total net revenue for the same periods in 2013, and 0% and 0% for the same periods in 2012, respectively.

No individual customer represented more than 10% of the Company’s revenue in the three and six months ended June 30, 2013 and 2012.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

Accounts receivable concentrations from one international distributor totaled $1.2 million, or 11%, at June 30, 2013 and $607,000, or 5%, at December 31, 2012. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2012.

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

As of June 30, 2013, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $81.1 million and $56.9 million, respectively, which begin to expire in 2013. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code

(“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, the Company completed an analysis to determine the potential applicability of any annual limitations imposed by IRC Section 382. Based on the analysis, management determined that there was no significant IRC Section 382 limitation. As of June 30, 2013, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $1.3 million and $815,000, respectively, which will begin to expire in 2018 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company recorded increases of $0 and $1,000 for the three and six months ended June 30, 2013, respectively, and $1,000 and $2,000 for the three and six months ended June 30, 2012, respectively.

For the three and six months ended June 30, 2013, the Company recorded an income tax provision of $168,000 and benefit of $204,000, respectively. For the three and six months ended June 30, 2012, the Company recorded an income tax provision of $34,000 and $63,000, respectively. During the six months ended June 30, 2013, the Company reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000 and recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets of $107,000 resulting in an overall tax benefit of $214,000. Management does not expect to record additional significant tax benefits in the foreseeable future.

During the three and six months ended June 30, 2013, the Company recorded an income tax expense of $168,000 and $10,000, respectively, related to the current year tax provision. The tax expense differs from expense derived from statutory rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability. The income tax provision for the three and six months ended June 30, 2013 was calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. The state of California requires the use of a single sales factor apportionment formula for tax years beginning on or after January 1, 2013. During the three months ended June 30, 2013, the Company’s state deferred tax assets were revalued to account for the change in the tax law; however, the Company records a full valuation allowance against the state deferred tax assets therefore the California apportionment mandate did not have a material impact on the Company’s consolidated financial statements.

NOTE 13—SUBSEQUENT EVENTS

2013 Shelf Registration

On July 26, 2013, the Company filed the 2013 Registration Statement with the SEC to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $30 million.

Strategic Agreement

On July 12, 2013, the Company entered into a strategic agreement with Valam, Inc. (“Valam”) to develop, market, and sell office-based laser systems to otolaryngologists (also known as “Ear, Nose, and Throat” or “ENT” doctors) (the “Valam Agreement”). The Valam Agreement provides the Company with an exclusive worldwide license to Valam’s ENT related patents and pending patents which complements the Company’s patent portfolio and supports the Company’s planned launch into the ENT laser market in late 2013. In connection with the Valam Agreement, the Company issued a warrant to Valam to purchase up to 165,000 shares of the Company’s common stock, at a price per share of $6.00 (the “Valam Warrant”). The Valam Warrant is performance-based and will vest as follows: 30,000 warrant shares upon the launch of the Company’s first ENT laser; 55,000 warrant shares upon the receipt of certain specified clearances required from the U.S. Food and Drug Administration (the “FDA”); 40,000 warrant shares upon achieving $5 million in ENT laser revenues for a 12-month period; and 40,000 warrant shares upon achieving $10 million in ENT laser revenues for a 12-month period. Vested warrant shares may be exercised with a cash payment, or, in lieu of a cash payment, Valam may convert the vested warrant shares into a net number of whole common shares. The Valam Warrant expires on July 14, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains” forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions, and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Overview

We are a biomedical company that develops, manufactures, and markets proprietary lasers in dentistry and medicine and also markets and distributes two-dimensional (“2-D”) and three-dimensional (“3-D”) digital imaging equipment and CAD/CAM intra-oral scanners; products that are focused on technologies that advance the practice of dentistry and medicine. Our dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other dental instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to sell our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union, and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase® systems and Diode systems. Our flagship product category, the Waterlase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 190 issued and 150 pending U.S. and international patents, the majority of which are related to our core Waterlase technology and dental and medical lasers. Since 1998, we have sold over 9,800 Waterlase systems, including more than 5,800 Waterlase MD® and iPlus® systems, and more than 23,000 laser systems in over 70 countries around the world.

During the six months ended June 30, 2013, we unveiled and began selling the new EpicTM V-Series diode laser system which we believe will be a leading technology in the evolution of dental and medical treatments available in the veterinary market. We also received FDA clearance for both the Diolase 10TM and Epic 10S for over 80 different procedures in 19 additional medical markets, including general surgery, ophthalmology, dermatology, plastic surgery, ENT, oral surgery, arthroscopy, gastroenterology, podiatry, GI/GU, gynecology, neurosurgery, pulmonary surgery, cardiac surgery, thoracic surgery, urology, aesthetics, and vascular surgery. We continue to invest in our intellectual property and were granted several new patents covering the use of laser technologies for treating various conditions of the eye, including presbyopia, glaucoma, retinal disorders, and cataracts, several new patents for our laser delivery system configurations, and a new patent for our non-contact hand piece for cutting both hard and soft tissue with our WaterLase® all-tissue lasers. The FDA also cleared the Waterlase iPlus all-tissue laser for use as a surgical instrument for soft-tissue procedures in orthopedic and podiatric surgery.

We are actively seeking strategic partnerships for our patented advanced technologies and recently entered into a strategic agreement with Valam, Inc. (“Valam”) to develop, market, and sell office-based laser systems to otolaryngologists (also known as “Ear, Nose, and Throat” or “ENT” doctors) (the “Valam Agreement”). The Valam Agreement provides us with an exclusive worldwide license to Valam’s ENT related patents and patent applications which complement our patent portfolio and supports our expected launch into the ENT laser market in late 2013. We are also engaged in collaboration with Procter and Gamble Company (“P&G”) to commercialize a consumer product utilizing our patents. Recently we launched the OCCULASETM website as a marketing tool for our ophthalmology technologies for which we continue to seek strategic partnerships to assist in our entry into the ophthalmology laser market.

During the six months ended June 30, 2013, we also expanded our line of digital imaging equipment with the newly FDA cleared NewTom Biolase VG3 (“VG3”), a readily upgradeable 2-D/3-D hybrid system manufactured by Cefla Dental Group, which we began distributing in the United States and Canada. We also entered into an affiliation agreement with Sun Dental Laboratories, LLC (“Sun Dental”) by which we leverage Sun Dental’s existing relationships with dentists, laboratory associates, and dental practice customers to enhance sales of our imaging systems.

On July 26, 2013, we filed a registration statement on Form S-3 (the “2013 Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register an indeterminate number of shares of our common stock, preferred stock, and warrants with a total offering price not to exceed $30 million.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 48 to 51 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2012 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2013 in our critical accounting policies from those disclosed in Item 7 of the 2012 Form 10-K, except for our income tax provision for the three and six months ended June 30, 2013 which was calculated using the discrete year-to-date method, which we determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Products and services	99.7%	99.6%	99.5%	99.7%
License fees and royalty	0.3	0.4	0.5	0.3
Net revenue	100.0	100.0	100.0	100.0
Cost of revenue	61.0	54.8	60.6	53.8
Gross profit	39.0	45.2	39.4	46.2
Operating expenses:
Sales and marketing	29.0	30.6	32.5	31.6
General and administrative	18.2	18.3	16.8	18.1
Engineering and development	7.1	10.4	7.0	10.1
Excise tax	0.8	—	0.8	—
Total operating expenses	55.1	59.3	57.1	59.8
Loss from operations	(16.1)	(14.1)	(17.7)	(13.6)
Non-operating loss, net	(0.8)	(1.0)	(1.0)	(0.6)
Loss before income taxes	(16.9)	(15.1)	(18.7)	(14.2)
Income tax (benefit) provision	1.1	0.3	(0.7)	0.3
Net loss	(18.0)%	(15.4)%	(18.0)%	(14.5)%

The following table summarizes our net revenues by category for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Laser systems	$9,686	68%	$8,385	69%	$19,824	69%	$17,709	72%
Imaging systems	1,360	10%	904	8%	2,388	8%	1,047	5%
Consumables and other	1,652	11%	1,490	12%	3,282	11%	3,004	12%
Services	1,510	11%	1,346	11%	3,203	11%	2,677	11%
Total products and services	14,208	100%	12,125	100%	28,697	99%	24,437	100%
License fees and royalty	39	—%	50	—%	147	1%	58	—%
Net revenue	$14,247	100%	$12,175	100%	$28,844	100%	$24,495	100%

Three months ended June 30, 2013 and 2012

Net Revenue. Net revenue for the three months ended June 30, 2013, (“Second Quarter 2013”) totaled $14.2 million, an increase of approximately $2.0 million, or 17%, as compared with net revenue of $12.2 million for the three months ended June 30, 2012 (“Second Quarter 2012”). Domestic revenues totaled $9.1 million, or 64% of net revenue, for Second Quarter 2013 versus $8.1 million, or 66% of net revenue, for Second Quarter 2012. International revenues for Second Quarter 2013 totaled $5.1 million, or 36% of net revenue, as compared with $4.1 million, or 34% of net revenue, for Second Quarter 2012. The increase in period-over-period net revenue was primarily attributable to increases in laser system revenue, which grew 16%, as well as increases in imaging revenue, which increased 50% both due to increased sales and marketing efforts. Sales of our diode laser systems, which increased 138%, were a key driver of our period-over-period laser system revenue growth primarily as a result of the successful introduction of the Epic laser in the fourth quarter of 2012.

Laser system net revenue increased by approximately $1.3 million, or 16%, in the Second Quarter 2013 compared to the same period of 2012. We expect continued growth in our core laser sales for the year ending December 31, 2013, as compared with laser sales for the prior year ending December 31, 2012.

Imaging system revenue increased by approximately $456,000, or 50%, in the Second Quarter 2013, compared to the same period of 2012. The increase was driven by increased sales and marketing efforts and increased offerings at various value propositions.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, increased by approximately $162,000, or 11%, for Second Quarter 2013 as compared to the same period of 2012. This increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $164,000, or 12%, for Second Quarter 2013, as compared to the same period of 2012. The increased revenue was due largely to increased follow-on sales related to our growing laser customer base and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue remained relatively flat for the Second Quarter 2013 as compared to the same period of 2012.

Cost of Revenue. Cost of revenue for Second Quarter 2013 increased by approximately $2.0 million, or 30%, to $8.7 million, or 61% of net revenue, compared with cost of revenue of $6.7 million, or 55% of net revenue, for Second Quarter 2012. This increase was primarily attributable to a higher percentage of revenue generated from lower margin products, which include our licensed imaging equipment, and international sales. Our laser systems generally have significantly higher margins than our licensed imaging products and our domestic laser sales generally have higher margins than our international laser sales.

Gross Profit. Gross profit for Second Quarter 2013 remained relatively consistent with the comparative prior year quarter at approximately $5.6 million; however, gross profit decreased from 45% of net revenue for Second Quarter 2012 to 39% of net revenue for Second Quarter 2013. The decrease was primarily due to higher sales of licensed imaging systems, which generally carry lower margins than our laser products, and increased international laser sales, which generally carry lower margins than our domestic laser sales. We expect that our gross margin should return to the low- to mid-forty percentage range for the remainder of 2013.

Operating Expenses. Operating expenses for Second Quarter 2013 increased by approximately $640,000, or 9%, to $7.9 million as compared to $7.2 million for Second Quarter 2012. The period-over-period increase in expense is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for Second Quarter 2013 increased by approximately $418,000, or 11%, to $4.1 million, or 29% of net revenue, as compared with $3.7 million, or 31% of net revenue, for Second Quarter 2012. The increase was primarily a result of increased media and advertising expenses of $259,000, increased payroll and consulting related expenses of $90,000, and a one-time benefit realized in the prior year related to the termination of a distributor arrangement of approximately $355,000, offset by decreased convention costs of $253,000 and decreased commission expenses of $93,000. We expect costs to decrease as a percentage of revenue for the year ending December 31, 2013, as compared with the costs as a percentage of revenue incurred for the previous year.

General and Administrative Expense. General and administrative expenses for Second Quarter 2013 increased by approximately $377,000, or 17%, to $2.6 million, or 18% of net revenue, as compared with $2.2 million, or 18% of net revenue, for Second Quarter 2012. We experienced increased patent and legal expenses of $274,000, primarily related to the enforcement and defense of our intellectual property portfolio, increased payroll and consulting related expenses of $127,000, and increased investor relations expenses of $117,000, offset by a decrease in the provision for doubtful accounts of $196,000.

Engineering and Development Expense. Engineering and development expenses for Second Quarter 2013 decreased by approximately $267,000, or 21%, to $1.0 million, or 7% of net revenue, as compared with $1.3 million, or 10% of net revenue, for Second Quarter 2012. The decrease was primarily related to decreased supplies costs of $174,000 and decreased payroll and consulting related expenses of $109,000.

Excise Tax Expense. Beginning January 1, 2013, the Patient Protection and Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $112,000, or 1% of net revenue, for Second Quarter 2013.

Non-Operating Loss, Net

Loss on Foreign Currency Transactions. We realized a $9,000 gain on foreign currency transactions for Second Quarter 2013, compared to a $92,000 loss on foreign currency transactions for Second Quarter 2012 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, and the financing of our business insurance premiums. Interest expense totaled approximately $117,000 and $38,000 for Second Quarter 2013 and 2012, respectively. The increase was a result of higher borrowings under lines of credit that provided the necessary liquidity to increase operations.

Income Tax (Benefit) Provision. Our provision for income taxes was an expense of $168,000 for Second Quarter 2013, compared to an expense of $34,000 for Second Quarter 2012.

Net Loss. For the reasons stated above, our net loss was approximately $2.6 million for Second Quarter 2013 compared to a net loss of $1.9 million for Second Quarter 2012.

Six months ended June 30, 2013 and 2012

Net Revenue. Net revenue for the six months ended June 30, 2013, totaled $28.8 million, an increase of approximately $4.3 million, or 18%, as compared with net revenue of $24.5 million for the six months ended June 30, 2012. Domestic revenues totaled approximately $18.1 million, or 63% of net revenue, for the six months ended June 30, 2013, versus $16.4 million, or 67% of net revenue, for the six months ended June 30, 2012. International revenues for the six months ended June 30, 2013, totaled $10.7 million, or 37% of net revenue, as compared with $8.1 million, or 33% of net revenue, for the six months ended June 30, 2012. The increase in period-over-period net revenue was primarily attributable to increases in international laser system revenue, which grew 34%, as well as increases in imaging revenue, which increased 128%, both due to increased sales and marketing efforts. Sales of our diode laser systems, which increased 136%, were a key driver of our period-over-period laser system revenue growth primarily as a result of the successful introduction of the Epic laser in the fourth quarter of 2012.

Laser system net revenue increased by approximately $2.1 million, or 12%, in the six months ended June 30, 2013, compared to the same period of 2012. We expect continued growth in our core laser sales for the year ending December 31, 2013, as compared with laser sales for the prior year ending December 31, 2012.

Imaging system revenue increased by approximately $1.3 million, or 128%, in the six months ended June 30, 2013, compared to the same period of 2012. The increase was driven by increased sales and marketing efforts and increased offerings at various value propositions.

Consumables and other net revenue, which includes consumable products, such as disposable tips and shipping revenue, increased by approximately $278,000, or 9%, for the six months ended June 30, 2013, as compared to the same period of 2012. This increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $526,000, or 20%, for the six months ended June 30, 2013, as compared to the same period of 2012. The increased revenue was due largely to increased follow-on sales related to our growing laser customer base and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue increased by $89,000 or 153% for the six months ended June 30, 2013, as compared to the same period of 2012.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2013, increased by approximately $4.3 million, or approximately 33%, to $17.5 million, or 61% of net revenue, compared with cost of revenue of $13.2 million, or 54% of net revenue, for the six months ended June 30, 2012. This increase was primarily attributable to a higher percentage of revenue generated from lower margin products, which include imaging equipment, and international sales. Our laser systems generally have significantly higher margins than our licensed imaging products and our domestic laser sales generally have higher margins than our international laser sales. The increase in international revenue as a percentage of total revenue has also adversely impacted the cost of revenue due to additional costs such as import duties, taxes, and customs clearance fees.

Gross Profit. Gross profit for the six months ended June 30, 2013 remained relatively consistent with the comparative prior year period at approximately $11.4 million; however, gross profit decreased from 46% of net revenue for the six months ended June 30, 2012 to 39% of net revenue for the six months ended June 30, 2013. The decrease was primarily due to higher sales of licensed imaging equipment, which generally carry lower margins than our laser products, and increased international laser sales, which generally carry a lower margin than our domestic laser sales. We expect that our gross margin should return to the low- to mid-forty percentage range for the remainder of 2013.

Operating Expenses. Operating expenses for the six months ended June 30, 2013, increased by approximately $1.8 million, or 12%, to $16.5 million as compared to $14.6 million for the six months ended June 30, 2012. The period-over-period increase in expense is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2013 increased by approximately $1.6 million, or 21%, to $9.4 million, or 33% of net revenue, as compared with $7.7 million, or 32% of net revenue, for the six months ended June 30, 2012. The increase was primarily a result of increased media and advertising expenses of $360,000, increased payroll and consulting related expenses of $488,000, increased convention costs of $385,000, increased commission expenses of $26,000, and a one-time benefit realized in the prior year related to the termination of a distributor arrangement of approximately $250,000. We expect costs to decrease as a percentage of revenue for the year ending December 31, 2013 as compared with the costs as a percentage of revenue incurred for the previous year.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2013 increased by approximately $413,000, or 9%, to $4.8 million, or 17% of net revenue, as compared with $4.4 million, or 18% of net revenue, for the six months ended June 30, 2012. We experienced an increase in patent and legal expenses of $402,000, primarily related to the enforcement and defense of our intellectual property portfolio, and increased investor relations expenses of $155,000, offset by a decrease in the provision for doubtful accounts of $221,000.

Engineering and Development Expense. Engineering and development expenses for the six months ended June 30, 2013, decreased by approximately $452,000, or 18%, to $2.0 million, or 7% of net revenue, as compared with $2.5 million, or 10% of net revenue, for the six months ended June 30, 2012. The decrease was primarily related to decreased supplies costs of $333,000 and decreased payroll and consulting related expenses of $167,000.

Excise Tax Expense. Beginning January 1, 2013, the Patient Protection and Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $219,000, or 1% of net revenue, for the six months ended June 30, 2013.

Non-Operating Loss, Net

Loss on Foreign Currency Transactions. We realized a $90,000 loss on foreign currency transactions for the six months ended June 30, 2013, compared to a $109,000 loss on foreign currency transactions for the six months ended June 30, 2012, due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, and the financing of our business insurance premiums. Interest expense totaled approximately $204,000 and $42,000 for the six months ended June 30, 2013 and

2012, respectively. The increase was a result of higher borrowings under lines of credit which were initially utilized during the three months ended June 30, 2012.

Income Tax (Benefit) Provision. Our provision for income taxes was a benefit of $204,000 for the six months ended June 30, 2013, compared to an expense of $63,000 for the six months ended June 30, 2012. During the six months ended June, 2013, we reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000.  In addition, we recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets. This resulted in additional tax benefits of $107,000. We also recorded an income tax expense of $10,000 for the current year tax provision. We do not expect to record additional significant tax benefits in the foreseeable future.

Net Loss. For the reasons stated above, our net loss was $5.2 million for the six months ended June 30, 2013, compared to a net loss of $3.5 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had approximately $3.8 million in working capital. Our principal sources of liquidity at June 30, 2013, consisted of approximately $2.1 million in cash and cash equivalents, $11.5 million of net accounts receivable, and $1.5 million of available borrowings under our revolving credit facility agreements. The following table summarizes our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$(5,095)	$(3,274)
Investing activities	(341)	(457)
Financing activities	5,052	2,068
Effect of exchange rate changes	(58)	(37)
Net change in cash and cash equivalents	$(442)	$(1,700)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for six months ended June 30, 2013, totaled $5.1 million and was primarily comprised of non-cash adjusted net loss of $3.8 million plus increases in inventory of $1.4 million and decreases in customer deposits of $408,000, offset by increases in accounts payable and accrued liabilities of $490,000.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2013, consisted primarily of $331,000 of capital expenditures. For fiscal 2013, we expect capital expenditures to total approximately $750,000 and we expect depreciation and amortization to total approximately $600,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $5.1 million related primarily to net borrowings under the lines of credit of $4.4 million.

Future Liquidity Needs

We suffered recurring losses from operations during the three years ended December 31, 2012. Although our revenues increased during the six months ended June 30, 2013, as compared to the same period in 2012, we still incurred a loss from operations and a net loss.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and to generate cash from operations or obtain additional funds when needed.

We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to develop our direct sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, and educating dental and medical patients as to the benefits of our advanced medical technologies. We expect that the working capital and borrowings available under the lines of credit should be sufficient to fund our requirements; however, we will also continue to monitor our liquidity and we are prepared to implement cash saving measures or potentially sell registered securities in the event that our plans to grow revenue do not materialize in the timeline that we anticipate.

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

On July 26, 2013, we filed a registration statement on Form S-3 (the “2013 Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register an indeterminate number of shares of our common stock, preferred stock, and warrants with a total offering price not to exceed $30 million.

Contractual and Other Obligations

We lease our Irvine, California, facility under a lease that expires in April 2015.

We finance a portion of our annual insurance premiums which we pay in installments over nine months. As of June 30, 2013, $85,000 was outstanding under this arrangement at an annual interest rate of 3.0%.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would total approximately $958,000 at June 30, 2013. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amounts were accrued for these arrangements as of June 30, 2013.

The Company has purchase obligations totaling approximately $13.0 million related to purchase orders with suppliers that we expect to complete during the next twelve months.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we are not involved in any material unconsolidated SPEs.

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

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

10.1	Amendment No. 2 to Loan and Security Agreement, dated May 7, 2013, by and between the Registrant and Comerica Bank	X

10.2	Master Revolving Note, dated May 7, 2013, in favor of Comerica Bank	X

10.3	Letter, dated August 5, 2013, from Comerica Bank to the Registrant	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013

BIOLASE, INC., a Delaware Corporation (registrant)
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer
(Principal Executive Officer)
By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer
(Principal Financial and Accounting Officer)