Form 10-Q
period 2013-09-30
BIOLASE, INC
filed 2013-11-12
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of October 18, 2013, was 34,851,648 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,151	$2,543
Accounts receivable, less allowance of $554 in 2013 and $304 in 2012	10,802	11,680
Inventory, net	11,745	11,142
Prepaid expenses and other current assets	1,062	1,552
Total current assets	27,760	26,917

Property, plant, and equipment, net	1,711	1,509
Intangible assets, net	200	300
Goodwill	2,926	2,926
Deferred tax asset	16	16
Other assets	246	305
Total assets	$32,859	$31,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Lines of credit	$5,534	$1,637
Accounts payable	9,346	7,663
Accrued liabilities	4,484	6,267
Customer deposits	174	582
Deferred revenue, current portion	3,184	3,226
Total current liabilities	22,722	19,375

Deferred tax liabilities	602	663
Other liabilities, long-term	34	141
Total liabilities	23,358	20,179

Commitments and contingencies (Notes 8, 9, and 13)

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized; 36,815 and 33,248 shares issued in 2013 and 2012, respectively; and 34,852 and 31,284 shares outstanding in 2013 and 2012, respectively	37	34
Additional paid-in capital	147,676	140,747
Accumulated other comprehensive loss	(297)	(320)
Accumulated deficit	(121,516)	(112,268)
	25,900	28,193
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)
Total stockholders’ equity	9,501	11,794
Total liabilities and stockholders’ equity	$32,859	$31,973

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Products and services revenue	$12,311	$13,710	$41,008	$38,147
License fees and royalty revenue	34	71	181	129
Net revenue	12,345	13,781	41,189	38,276
Cost of revenue	8,516	7,500	26,005	20,688
Gross profit	3,829	6,281	15,184	17,588
Operating expenses:
Sales and marketing	4,164	3,635	13,554	11,383
General and administrative	2,460	1,839	7,305	6,271
Engineering and development	977	1,195	2,987	3,657
Excise tax	89	—	308	—
Total operating expenses	7,690	6,669	24,154	21,311
Loss from operations	(3,861)	(388)	(8,970)	(3,723)
Gain (loss) on foreign currency transactions	16	(28)	(74)	(137)
Interest expense, net	(182)	(98)	(386)	(140)
Non-operating loss, net	(166)	(126)	(460)	(277)
Loss before income tax (benefit) provision	(4,027)	(514)	(9,430)	(4,000)
Income tax (benefit) provision	22	34	(182)	97
Net loss	(4,049)	(548)	(9,248)	(4,097)

Other comprehensive income (loss) items:
Foreign currency translation adjustments	88	38	23	(14)
Comprehensive loss	$(3,961)	$(510)	$(9,225)	$(4,111)

Net loss per share:
Basic	$(0.13)	$(0.02)	$(0.29)	$(0.13)
Diluted	$(0.13)	$(0.02)	$(0.29)	$(0.13)
Shares used in the calculation of net loss per share:
Basic	32,367	31,890	32,062	31,803
Diluted	32,367	31,890	32,062	31,803

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(9,248)	$(4,097)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	439	373
Provision for bad debts	270	193
Provision for inventory excess and obsolescence	1,000	—
Amortization of discounts on lines of credit	79	25
Amortization of debt issuance costs	152	53
Stock-based compensation	1,239	1,280
Other equity instruments compensation	64	23
Other non-cash compensation	187	187
Deferred income taxes	(61)	—
Changes in operating assets and liabilities:
Accounts receivable	608	(1,603)
Inventory	(1,671)	112
Prepaid expenses and other assets	59	599
Customer deposits	(408)	87
Accounts payable and accrued liabilities	240	(1,593)
Deferred revenue	(43)	834
Net cash and cash equivalents used in operating activities	(7,094)	(3,527)
Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(464)	(715)
Proceeds from disposal of long-lived assets	—	124
Purchased other intangible assets	(10)	—
Net cash and cash equivalents used in investing activities	(474)	(591)
Cash Flows From Financing Activities:
Borrowings under lines of credit	27,300	9,500
Payments under lines of credit	(23,403)	(7,311)
Payment of debt issuance costs	(34)	(304)
Payment of stock repurchase costs	—	(235)
Proceeds from equity offering, net of expenses	4,592	—
Proceeds from exercise of stock options and warrants	707	461
Net cash and cash equivalents provided by financing activities	9,162	2,111
Effect of exchange rate changes	14	(5)
Change in cash and cash equivalents	1,608	(2,012)
Cash and cash equivalents, beginning of period	2,543	3,307
Cash and cash equivalents, end of period	$4,151	$1,295

Supplemental cash flow disclosures:
Interest paid	$165	$45
Income taxes paid	$51	$51

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

The consolidated results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) filed with the Securities and Exchange Commission on March 15, 2013.

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

Income Tax

The income tax provision for the three and nine months ended September 30, 2013 was calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013. See Note 12 – Income Taxes for additional disclosures related to the Company’s income tax.

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

Liquidity and Management’s Plans

The Company suffered recurring losses from operations during the three years ended December 31, 2012. The Company also incurred a loss from operations, a net loss, and used cash in operating activities for the three and nine months ended September 30, 2013. The available borrowing capacity on our lines of credit with Comerica Bank and the net proceeds from the below mentioned equity offering have been principal sources of liquidity during the nine months ended September 30, 2013. These credit facilities were amended in November 2013, as discussed further below, and expire May 1, 2014. At September 30, 2013, the Company had approximately $5.0 million in working capital. The Company’s principal sources of liquidity at September 30, 2013 consisted of approximately $4.2 million in cash and cash equivalents, $10.8 million of net accounts receivable, and $2.5 million of available borrowings under two revolving credit facility agreements.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon the Company’s ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and to generate cash from operations or obtain additional funds when needed. If the Company is unsuccessful in its efforts to improve its financial position, there may be substantial doubt about its ability to adequately fund the minimum requirements of its business.

The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through expansion of its product offerings, continuing to develop its direct sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of its advanced medical technologies, and continuing cost reduction initiatives.

Management expects that the working capital and future borrowings available under the lines of credit should be sufficient to fund the minimum requirements of the Company; however, the Company cannot guarantee that it will be able to increase sales, reduce expenses, or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. Management will continue to monitor the liquidity of the Company and is prepared to implement cash saving measures or potentially issue debt or equity securities in the event that its plans to grow revenue do not materialize in the timeline anticipated by management.

Sale of common stock

On July 26, 2013, the Company filed a registration statement on Form S-3, File No. 333-190158 (“2013 Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $30 million. The Company subsequently amended the 2013 Registration Statement and lowered the total not to exceed offering price to $5 million. The 2013 Registration Statement, as amended, was declared effective by the SEC on September 19, 2013. On September 23, 2013, the Company entered into an agreement with Northland Securities, Inc. (“Northland”), pursuant to which Northland acted as placement agent in connection with the sale of shares of the Company’s common stock in a registered direct offering (the “September 2013 Registered Direct Offering”) pursuant to the 2013 Registration Statement and paid Northland a fee of 5.0% of the aggregate gross proceeds in connection therewith. On September 23, 2013, the Company entered into a subscription agreement (“2013 Subscription Agreement”) with Camber Capital Management, LLC, pursuant to which the Company agreed to sell 2,688,172 shares of its common stock at a price per share of $1.86 for gross proceeds of $5 million. The net proceeds to the Company were $4.6 million, after deducting associated costs of $408,000, which included Northland’s fee. The shares of common stock sold in connection with the 2013 Subscription Agreement were issued pursuant to a prospectus supplement to the 2013 Registration Statement, which was filed with the SEC September 26, 2013.

Lines of credit

On September 6, 2013 and November 8, 2013, the Company amended its lines of credit with Comerica Bank. The amendments waive noncompliance with certain financial covenants, subject to additional requirements, and establish future covenants, restrictions, and penalties. The amendment on November 8, 2013 includes liquidity ratio and liquid asset covenants, and an equity raise requirement that established March 1, 2014 as the latest date by which the Company is required to raise at least $3.0 million. Any future noncompliance with these covenants may result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. Management is considering alternative financing solutions, including potentially issuing alternative debt securities, to mitigate any future liquidity constraints these covenants and restrictions may impose on the Company. Further discussion of the amendments is included in Note 8 – Lines of Credit and Other Borrowings.

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

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”) which will expire on May 5, 2019. Eligible persons under the 2002 Plan include certain officers and employees of the Company, and directors of the Company, as well as consultants. Under the 2002 Plan, 7,750,000 shares of common stock have been authorized for issuance. As of September 30, 2013, 2,840,000 shares of common stock have been issued pursuant to options that were exercised, 4,374,000 shares of common stock have been reserved for options that are outstanding, and 536,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results totaled approximately $491,000 and $357,000 for the three months ended September 30, 2013 and 2012, respectively; and $1.2 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively. The net impact to earnings for those periods was $(0.02) and $(0.01) per basic and diluted share, and $(0.04) and $(0.04) per basic and diluted share, respectively. At September 30, 2013, the Company had approximately $2.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the 2002 Plan. The Company expects that cost to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$73	$67	$227	$183
Sales and marketing	154	134	443	375
General and administrative	225	103	459	586
Engineering and development	39	53	110	136
	$491	$357	$1,239	$1,280

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (in years)	3.70	3.70	3.66	3.80
Volatility	83%	97%	83%	101%
Annual dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	1.54%	0.68%	0.99%	0.81%

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
Options outstanding at December 31, 2012	3,860,000	$3.48
Plus: Options granted	1,516,000	$3.90
Less: Options exercised	(342,000)	$2.07
Options forfeited, canceled, or expired	(660,000)	$4.34
Options outstanding at September 30, 2013	4,374,000	$3.55	4.02	$171,000
Options exercisable at September 30, 2013	2,480,000	$3.57	3.39	$166,000
Vested options expired during the quarter ended September 30, 2013	66,000	$10.28

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

On June 6, 2013, the Board of Directors (the “Board”) granted stock options to purchase 350,000 shares of common stock to Alexander K. Arrow in connection with his appointment to President and Chief Operating Officer. These stock options were granted at an exercise price of $4.00 per share, vest and become exercisable in equal quarterly amounts over a four-year period beginning on June 6, 2014, and expire on June 6, 2020.

Cash proceeds along with fair value disclosures related to grants, exercises, and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from stock options exercised	$10	$33	$707	$455
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$6	$0	$860	$91
Weighted-average fair value of options granted during period	$3.31	$1.02	$3.90	$1.55
Total fair value of shares vested during the period	$437	$398	$1,155	$1,410

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

Warrants

On July 12, 2013, the Company entered into a strategic agreement with Valam, Inc. (“Valam”) to develop, market, and sell office-based laser systems to otolaryngologists (also known as “Ear, Nose, and Throat” or “ENT” doctors) (the “Valam Agreement”). The Valam Agreement provides the Company with an exclusive worldwide license to Valam’s ENT related patents and pending patents which complements the Company’s patent portfolio and supports the Company’s planned launch into the ENT laser market in late 2013. In connection with the Valam Agreement, the Company issued a warrant to Valam to purchase up to 165,000 shares of the Company’s common stock, at a price per share of $6.00 (the “Valam Warrant”). The Valam Warrant is performance-based and will vest as follows: 30,000 warrant shares upon the launch of the Company’s first ENT laser; 55,000 warrant shares upon the receipt of certain specified clearances required from the U.S. Food and Drug Administration (the “FDA”); 40,000 warrant shares upon achieving $5 million in ENT laser revenues for a 12-month period; and 40,000 warrant shares upon achieving $10 million in ENT laser revenues for a 12-month period. Vested warrant shares may be exercised with a cash payment, or, in lieu of a cash payment, Valam may convert the vested warrant shares into a net number of whole common shares. The Valam Warrant expires on July 14, 2020. As of September 30, 2013, performance requirements for the Valam Warrant have not been achieved and no stock-based compensation has been recognized.

On April 26, 2013, the Company issued a warrant to Sun Dental Laboratories, LLC (“Sun Dental Labs”) to purchase up to 500,000 shares of the Company’s common stock, at a price per share of $5.90 (the “Sun Dental Warrant”). The Sun Dental Warrant is performance-based and will vest at a rate of 1,000 shares per each 3Shape A/S (“3Shape”) Trios intraoral scanner (“Trios IOS”) that Sun Dental Labs assists in selling in conjunction with the agreement. For the purposes of the Sun Dental Warrant, a sale is defined as a Trios IOS that has been installed at the customer's place of business and is fully operational, where the customer has been trained, and the Trios IOS has been paid for in full by the customer. Any unvested warrant shares will expire on April 24, 2014. Vested warrant shares may be exercised with a cash payment, or, in lieu of a cash payment, Sun Dental Labs may convert the vested warrant shares into a net number of whole common shares. The Company recorded stock-based compensation expense of less than $1,000 related to the Sun Dental Warrant during the nine months ended September 30, 2013.

On April 18, 2013, the Company issued a warrant to purchase up to 60,000 shares of the Company’s common stock to an investor relations firm, at a price per share of $5.10 (the “IR Warrant”). The IR Warrant vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $7.50. The IR Warrant expires April 17, 2018.  As of September 30, 2013, no stock-based compensation has been recognized for the IR Warrant. The Company will reassess whether achievement of the contingent exercise provisions are probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirements will be achieved.

On March 23, 2013, the Company issued two tranches of warrants to purchase up to 100,000 shares of the Company’s common stock to a consultant, at a price per share of $4.50 (the “CMR Warrant”). The first tranche of 50,000 warrant shares vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $7.50. The second tranche of 50,000 warrant shares vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $10.00. The CMR Warrant expires March 22, 2018. As of September 30, 2013, no stock-based compensation has been recognized for the CMR Warrant. The Company will reassess whether achievement of the contingent exercise provision is probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirements will be achieved.

The initial warrant issued in connection with the lines of credit with Comerica Bank was exercised during the nine months ended September 30, 2013. In connection with amendments to the lines of credit, the Company issued additional warrants to Comerica Bank during September 2013 and November 2013. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 6,022,000 shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2013 as a result of their anti-dilutive effect. For the same 2012 periods, anti-dilutive outstanding stock options and warrants to purchase 4,504,000 shares were not included in the computation of diluted loss per share.

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

The Board declared one-half percent stock dividends during each of the first three quarters of 2013. The stock dividend declared during the quarter ended September 30, 2013 was payable September 13, 2013 to shareholders of record on August 30, 2013, the stock dividend declared during the quarter ended June 30, 2013 was payable June 28, 2013 to shareholders of record on June 14, 2013, and the stock dividend declared during the quarter ended March 31, 2013 was payable March 29, 2013 to shareholders of record on March 15, 2013. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of stock dividends.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$3,474	$4,017
Work-in-process	1,752	1,949
Finished goods	6,519	5,176
Inventory, net	$11,745	$11,142

Inventory is net of a provision for excess and obsolete inventory totaling $2.7 million and $1.9 million as of September 30, 2013 and December 31, 2012, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$196	$191
Building	251	246
Leasehold improvements	1,207	1,193
Equipment and computers	5,824	5,219
Furniture and fixtures	1,049	1,046
Construction in progress	7	132
	8,534	8,027
Accumulated depreciation and amortization	(6,823)	(6,518)
Property, plant, and equipment, net	$1,711	$1,509

Depreciation and amortization expense related to property, plant, and equipment totaled $124,000 and $339,000 for the three and nine months ended September 30, 2013, respectively, and $93,000 and $275,000 for the three and nine months ended September 30, 2012, respectively.

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

Amortization expense for the three and nine months ended September 30, 2013 totaled $17,000 and $100,000, respectively, and $33,000 and $98,000, respectively, for the same periods in 2012. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,891)	$—	$23	$1,914	$(1,833)	$—	$81
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(640)	—	177	817	(598)	—	219
Total	$2,800	$(2,600)	$—	$200	$2,800	$(2,500)	$—	$300
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Payroll and benefits	$1,703	$2,326
Warranty accrual	1,330	1,699
Sales tax	166	640
Accrued professional services	940	502
Accrued insurance premium	—	751
Other	345	349
Accrued liabilities	$4,484	$6,267

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Initial warranty accrual, beginning balance	$1,518	$1,980	$1,699	$2,218
Provision for estimated warranty cost	69	337	429	711
Warranty expenditures	(257)	(387)	(798)	(999)
Initial warranty accrual, ending balance	1,330	1,930	1,330	1,930
Total warranty accrual, long-term	—	—	—	—
Total warranty accrual, current portion	$1,330	$1,930	$1,330	$1,930

Deferred revenue is comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Undelivered elements (training, installation, and product and support services)	$1,661	$1,723
Extended warranty contracts	1,524	1,506
Total deferred revenue	3,185	3,229
Less long-term amounts:
Extended warranty contracts	(1)	(3)
Total deferred revenue, long-term	(1)	(3)
Total deferred revenue, current portion	$3,184	$3,226

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

During the year ended December 31, 2012, the Company entered into and amended two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), which provide for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. On May 7, 2013, the Company amended the Credit Agreements (“Amendment No. 2”) with Comerica Bank to increase the borrowing capacity under the Domestic Revolver from $4.0 million to $6.0 million, resulting in a combined aggregate commitment of borrowings up to $10.0 million. On September 6, 2013, the Company amended the Credit Agreements (“Amendment No. 3”) with Comerica Bank which decreased the borrowing capacity under the Domestic Revolver from $6.0 million to $4.0 million, resulting in a combined aggregate commitment of borrowings up to $8.0 million. The lines of credit mature on May 1, 2014, at which date any remaining borrowings and accrued interest under the lines of credit become due and payable. As of September 30, 2013, the Company had aggregate outstanding borrowings totaling approximately $5.5 million, which included $3.5 million under the Domestic Revolver and $2.0 million under the Ex-Im Revolver, as compared with aggregate outstanding borrowings totaling approximately $1.6 million as of December 31, 2012.

Lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash is disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At September 30, 2013 and December 31, 2012, there were no restricted cash amounts. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

The outstanding principal balance of the Credit Agreements bears interest at annual percentage rates equal to the daily prime rate, plus 2.00% for the Domestic Revolver and 1.50% for the Ex-Im Revolver. The daily prime rate is subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR is undeterminable, 2.50% per annum. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three and nine months ended September 30, 2013, the Company incurred interest expense associated with the credit facilities of $181,000 and $381,000, respectively, including $71,000 and $152,000, respectively, of amortization of deferred debt issuance costs and $43,000 and $79,000, respectively, of amortization of the discount on lines of credit. During the three and nine months ended September 30, 2012, the Company incurred interest expense associated with the credit facilities of $98,000 and $133,000, respectively, including $38,000 and $53,000, respectively, of amortization of deferred debt issuance costs and $18,000 and $25,000, respectively, of amortization of the discount on lines of credit. Interest expense payable was approximately $9,000 and $19,000 at September 30, 2013 and December 31, 2012, respectively, and was included in accrued liabilities in the accompanying consolidated financial statements.

The Credit Agreements require the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. Amendment No. 3 resulted in certain new and amended financial covenants for the quarters ending September 30, 2013 and December 31, 2013. As of September 30, 2013, the Company was in compliance with these covenants with the exception of the earnings before income tax, depreciation, and amortization (“EBITDA”) covenant. On November 8, 2013, the Company amended the Credit Agreements (“Amendment No. 4”) with Comerica Bank to waive the noncompliance with the minimum EBITDA covenant, reset the EBITDA covenant for the quarter ending December 31, 2013, and establish covenants for the remaining term of the agreements. Amendment No. 4 includes liquidity ratio and liquid asset covenants, and an equity raise requirement that established March 1, 2014 as the latest date the Company is required to raise at least $3.0 million. Any future noncompliance with these covenants may result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. Management is considering alternative financing solutions to mitigate any future liquidity constraints this may impose on the Company.

During the year ended December 31, 2012, the Company issued and amended a warrant to Comerica Bank (“2012 Comerica Warrant”) to purchase up to 80,000 shares of the Company’s common stock at an amended exercise price per share of $2.00. During the three months ended March 31, 2013, Comerica Bank exercised all 80,000 of the 2012 Comerica Warrant shares on a cashless basis pursuant to the Notice of Exercise resulting in a net issuance of 40,465 shares of common stock.

On September 6, 2013, the Company issued an additional warrant to Comerica Bank (the “September 2013 Comerica Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price per share of $2.00. The September 2013 Comerica Warrant vests in four equal quarterly tranches commencing on December 31, 2013 and shares are exercisable once vested. The 2013 Comerica Warrant may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrant shares into a number of shares, in whole or in part. These warrant shares will expire if unexercised on September 6, 2018. The fair value of the September 2013 Comerica Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.00 years; volatility of 105.32%; annual dividend per share of $0.00; and risk-free interest rate of 1.77%; and resulted in an estimated fair value of $143,000 which was recorded as equity and resulted in a discount to the credit facilities at issuance. The discount is being amortized on a straight-line basis to interest expense over the remaining term of the Credit Agreements.

In connection with Amendment No. 4, the Company incurred an amendment fee of $10,000 and issued an additional warrant to Comerica Bank (the “November 2013 Comerica Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price per share of $2.00. The November 2013 Comerica Warrant includes an accelerated vesting clause that may be triggered by certain events described therein, but otherwise vests in four equal quarterly tranches commencing on December 31, 2013, and shares are exercisable once vested. The November 2013 Comerica Warrant may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrant shares into a number of shares, in whole or in part. These warrant shares will expire if unexercised on November 8, 2018.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of September 30, 2013 and December 31, 2012, $0 and $379,000 at an annual interest rate of 3.0%, respectively, was outstanding under this arrangement and was included in accrued liabilities in the accompanying consolidated financial statements. The Company incurred interest expense associated with the financed insurance premiums of approximately $1,000 and $5,000 during the three and nine months ended September 30, 2013, respectively, and approximately $0 and $4,000 during the three and nine months ended September 30, 2012, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating lease arrangements. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2013, 2014, and 2015, is $408,000, $661,000, and $192,000, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $716,000 at September 30, 2013. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was required to be accrued at September 30, 2013.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company had $12.8 million of purchase commitments as of September 30, 2013, for which the Company has not received the goods or services and which is expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand.

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

Class Action Lawsuits

On August 23, 2013 and August 26, 2013, two putative securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California, one of which seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between January 7, 2013 and August 12, 2013, and the other of which seeks similar remedies on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between November 5, 2012 and August 12, 2013. Both complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making allegedly materially false and misleading statements and/or material omissions during the putative class periods. On October 22, 2013, four individual plaintiffs each filed motions to consolidate these actions and to be appointed as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Those motions are currently scheduled to be heard on December 13, 2013. No other dates have been set. As of September 30, 2013, the Company has accrued $250,000 for legal costs expected to be incurred in connection with these matters. The Company believes that the claims contained in the lawsuits are without merit and intends to vigorously defend against the claims.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 regarding BIOLASE’s EZlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (“USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO has responded to the USPTO’s latest ruling.

The Company filed a patent infringement lawsuit against Fotona dd. (“Fotona”) in Düsseldorf District Court alleging infringement with respect to the Fotona Fidelis dental laser system. Oral proceedings are currently scheduled for spring 2014. Fotona denies liability and seeks the reimbursement of statutory fees from the Company. Together with its response brief, Fotona also filed a nullity action against the patent in dispute, patent number EP 1 560 470. The nullity action is pending at the German Federal Patent Court (the “Patent Court”), Docket No. 1 Ni 58/13 (EP). On September 2, 2013, the Company filed its counterplea in the infringement proceedings and phrased its arguments defending the validity of the patent. These arguments were also the subject of the defense brief to the Patent Court in the parallel nullity action proceedings. On September 9, 2013, the Company filed its response to the Patent Court.

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three and nine months ended September 30, 2013, sales in the United States accounted for approximately 62% of net revenue and international sales accounted for approximately 38% of net revenue. For the three and nine months ended September 30, 2012, sales in the United States accounted for approximately 68% of net revenue and international sales accounted for approximately 32% of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$7,602	$9,433	$25,735	$25,842
International	4,743	4,348	15,454	12,434
	$12,345	$13,781	$41,189	$38,276

No individual country, other than the United States, represents more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $442,000 and $412,000 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 11—CONCENTRATIONS

Revenue from laser systems, the Company’s core product, which includes the iPlus, MD Turbo, and Epic, comprised 66% and 68% of total net revenues for the three and nine months ended September 30, 2013, respectively, and 74% and 73% of total net revenue, respectively, for the same periods in 2012. Revenue from consumables and other comprised 13% and 12% of total revenue for the same periods in 2013, and 11% and 12% for the same periods in 2012, respectively. Revenue from imaging systems comprised 8% and 8% of total net revenue for the same periods in 2013, and 5% and 5% for the same periods in 2012, respectively. Revenue from services comprised 13% and 12% of total net revenue for the same periods in 2013, and 10% and 10% for the same periods in 2012, respectively. Revenue from license fees and royalties comprised 0% and 0% of total net revenue for the same periods in 2013, and 0% and 0% for the same periods in 2012, respectively.

No individual customer represented more than 10% of the Company’s revenue in the three and nine months ended September 30, 2013 and 2012.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of September 30, 2013, one distributor represented 10% of the Company’s accounts receivable. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2012.

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

As of September 30, 2013, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $83.7 million and $59.5 million, respectively, which begin to expire in 2013. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, the Company completed an analysis to determine the potential applicability of any annual limitations imposed by IRC Section 382. Based on the analysis, management determined that there was no significant IRC Section 382 limitation. The Company has not assessed whether any ownership changes have occurred since the completion of the 2006 analysis. As of September 30, 2013, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $1.3 million and $815,000, respectively, which will begin to expire in 2018 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company recorded increases of $0 and $1,000 for the three and nine months ended September 30, 2013, respectively, and $2,000 and $4,000 for the three and nine months ended September 30, 2012, respectively.

For the three and nine months ended September 30, 2013, the Company recorded an income tax provision of $22,000 and benefit of $182,000, respectively, related to the current year tax provision. For the three and nine months ended September 30, 2012, the Company recorded an income tax provision of $34,000 and $97,000, respectively. During the nine months ended September 30, 2013, the Company reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000 and recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets of $107,000 resulting in an overall tax benefit of $214,000. Management does not expect to record additional significant tax benefits in the foreseeable future.

The tax expense differs from expense derived from statutory rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability. The income tax provision for the three and nine months ended September 30, 2013 was calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. The state of California requires the use of a single sales factor apportionment formula for tax years beginning on or after January 1, 2013. During the nine months ended September 30, 2013, the Company’s state deferred tax assets were revalued to account for the change in the tax law; however, the Company records a full valuation allowance against the state deferred tax assets therefore the California apportionment mandate did not have a material impact on the Company’s consolidated financial statements.

NOTE 13—SUBSEQUENT EVENT

Credit Agreements

On November 8, 2013, the Company amended the Credit Agreements with Comerica Bank to waive its noncompliance with the minimum EBITDA covenant for the quarter ended September 30, 2013, reset the EBITDA covenant for the quarter ending December 31, 2013, and establish covenants for the remaining term of the agreements. In connection with this amendment, the Company issued Comerica Bank the November 2013 Comerica Warrant and incurred an amendment fee of $10,000. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

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

We offer two categories of laser system products: WaterLase® systems and Diode systems. Our flagship product category, the WaterLase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 170 issued and 130 pending U.S. and international patents, the majority of which are related to our core WaterLase technology and dental and medical lasers. Since 1998, we have sold over 10,000 WaterLase systems, including more than 6,000 WaterLase MD® and iPlus® systems, and more than 23,900 laser systems in over 70 countries around the world.

During the nine months ended September 30, 2013, we unveiled and began selling the new EpicTM V-Series diode laser system which we believe will be a leading technology in the evolution of dental and medical treatments available in the veterinary market. We also received FDA clearance for both the Diolase 10S and Epic 10S for over 80 different procedures in 19 additional medical markets, including general surgery, ophthalmology, dermatology, plastic surgery, ENT, oral surgery, arthroscopy, gastroenterology, podiatry, GI/GU, gynecology, neurosurgery, pulmonary surgery, cardiac surgery, thoracic surgery, urology, aesthetics, and vascular surgery. We continue to invest in our intellectual property and were granted several new patents covering the use of laser technologies for treating various conditions of the eye, including presbyopia, glaucoma, retinal disorders, and cataracts, several new patents for our laser delivery system configurations, and a new patent for our non-contact hand piece for cutting both hard and soft tissue with our WaterLase all-tissue lasers. The FDA also cleared the WaterLase iPlus all-tissue laser for use as a surgical instrument for soft-tissue procedures in orthopedic and podiatric surgery.

We are actively seeking strategic partnerships for our patented advanced technologies and recently entered into a letter of commitment with Auris Surgical Robotics, Inc. ("Auris") to co-develop a cataract-removal ophthalmologic robot utilizing our WaterLase technology and a robotic operating system manufactured by Auris. We also have a strategic agreement with Valam, Inc. (“Valam”) to develop, market, and sell office-based laser systems to otolaryngologists (also known as "Ear, Nose, and Throat" or "ENT" doctors) (the “Valam Agreement”). The Valam Agreement provides us with an exclusive worldwide license to Valam’s ENT related patents and patent applications which complement our patent portfolio and supports our expected launch into the ENT laser market in late 2013. We are also engaged in collaboration with Procter and Gamble Company (“P&G”) to commercialize a consumer product utilizing our patents. Recently we launched the OCCULASETM website as a marketing tool for our ophthalmology technologies for which we continue to seek strategic partnerships to assist in our entry into the ophthalmology laser market.

During the nine months ended September 30, 2013, we expanded our line of digital imaging equipment with the newly FDA cleared NewTom Biolase VG3 (“VG3”), a readily upgradeable 2-D/3-D hybrid system manufactured by Cefla Dental Group, which we began distributing in the United States. We also entered into an affiliation agreement with Sun Dental Laboratories, LLC (“Sun Dental”) by which we leverage Sun Dental’s existing relationships with dentists, laboratory associates, and dental practice customers to enhance sales of our imaging systems.

On July 26, 2013, we filed a registration statement on Form S-3, File No. 333-190158 (“2013 Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $30 million. We subsequently amended the 2013 Registration Statement and lowered the total not to exceed offering price to $5 million. The 2013 Registration Statement, as amended, was declared effective by the SEC on September 19, 2013. On September 23, 2013, we entered into an agreement with Northland Securities, Inc. (“Northland”), pursuant to which Northland acted as placement agent in connection with the sale of shares of our common stock in a registered direct offering (the “September 2013 Registered Direct Offering”) pursuant to the 2013 Registration Statement and paid Northland a fee of 5.0% of the aggregate gross proceeds in connection therewith. On September 23, 2013, we entered into a subscription agreement (“2013 Subscription Agreement”) with Camber Capital Management, LLC, pursuant to which we agreed to sell 2,688,172 shares of our common stock at a price per share of $1.86 for gross proceeds of $5 million. The net proceeds to the Company were $4.6 million, after deducting associated costs of $408,000, which included Northland’s fee. The shares of common stock sold in connection with the 2013 Subscription Agreement were issued pursuant to a prospectus supplement to the 2013 Registration Statement, which was filed with the SEC September 26, 2013.

On September 6, 2013 and November 8, 2013, we amended our lines of credit with Comerica Bank. Further discussion of the amendments is included in our discussion on Liquidity and Capital Resources—Future Liquidity Needs.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 48 to 51 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2012 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2013 in our critical accounting policies from those disclosed in Item 7 of the 2012 Form 10-K, except for our income tax provision for the three and nine months ended September 30, 2013 which was calculated using the discrete year-to-date method, which we determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Products and services	99.7%	99.5%	99.6%	99.7%
License fees and royalty	0.3	0.5	0.4	0.3
Net revenue	100.0	100.0	100.0	100.0
Cost of revenue	69.0	54.4	63.1	54.0
Gross profit	31.0	45.6	36.9	46.0
Operating expenses:
Sales and marketing	33.7	26.4	32.9	29.7
General and administrative	20.0	13.3	17.7	16.4
Engineering and development	7.9	8.7	7.3	9.6
Excise tax	0.7	—	0.8	—
Total operating expenses	62.3	48.4	58.7	55.7
Loss from operations	(31.3)	(2.8)	(21.8)	(9.7)
Non-operating loss, net	(1.3)	(0.9)	(1.1)	(0.7)
Loss before income taxes	(32.6)	(3.7)	(22.9)	(10.4)
Income tax (benefit) provision	0.2	0.3	(0.4)	0.3
Net loss	(32.8)%	(4.0)%	(22.5)%	(10.7)%

The following table summarizes our net revenues by category for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Laser systems	$8,126	66%	$10,151	74%	$27,950	68%	$27,860	73%
Imaging systems	961	8%	675	5%	3,349	8%	1,722	5%
Consumables and other	1,627	13%	1,504	11%	4,909	12%	4,508	12%
Services	1,597	13%	1,380	10%	4,800	12%	4,057	10%
Total products and services	12,311	100%	13,710	100%	41,008	100%	38,147	100%
License fees and royalty	34	—%	71	—%	181	—%	129	—%
Net revenue	$12,345	100%	$13,781	100%	$41,189	100%	$38,276	100%

Three months ended September 30, 2013 and 2012

Net Revenue. Net revenue for the three months ended September 30, 2013, (“Third Quarter 2013”) totaled $12.3 million, a decrease of approximately $1.5 million, or 10%, as compared with net revenue of $13.8 million for the three months ended September 30, 2012 (“Third Quarter 2012”). Domestic revenues totaled $7.6 million, or 62% of net revenue, for Third Quarter 2013 versus $9.4 million, or 68% of net revenue, for Third Quarter 2012. International revenues for Third Quarter 2013 totaled $4.7 million, or 38% of net revenue, as compared with $4.3 million, or 32% of net revenue, for Third Quarter 2012. The decrease in period-over-period net revenue resulted from decreases in domestic laser system revenue, which declined 32%, offset by increases in imaging systems, consumables and other, and services revenue. We believe that these results were primarily due to inadequate execution within our sales force and subpar marketing efforts in connection with our transition from only selling WaterLase dental lasers to selling a wide range of hard- and soft-tissue dental and medical lasers and other technological solutions for dentists, including digital radiography and CAD/CAM intra-oral scanners. With continued growth in international sales and entrance into new product markets we recently changed sales and marketing leadership responsibilities in efforts to more effectively deploy our resources and improve overall revenue as well as our gross margin.

Laser system net revenue, as a result of the aforementioned reasons, decreased by approximately $2.0 million, or 20%, in the Third Quarter 2013 compared to the same period of 2012. We expect improved sales of our core laser systems moving into the quarter ending December 31, 2013, as we believe many dentists purchase capital equipment during the fourth quarter in order to maximize their earnings and minimize their taxes through utilizing certain tax incentives, such as accelerated depreciation methods for purchased capital equipment, as part of their year-end tax planning.

Imaging system net revenue increased by approximately $286,000, or 42%, in the Third Quarter 2013, compared to the same period of 2012. The increase was driven by increased sales and marketing efforts and increased offerings at various value propositions.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, increased by approximately $123,000, or 8%, for Third Quarter 2013 as compared to the same period of 2012. This increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $217,000, or 16%, for Third Quarter 2013, as compared to the same period of 2012. The increased revenue was due largely to increased follow-on sales related to our growing laser customer base and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue remained relatively flat for the Third Quarter 2013 as compared to the same period of 2012.

Cost of Revenue. Cost of revenue for Third Quarter 2013 increased by approximately $1.0 million, or 14%, to $8.5 million, or 69% of net revenue, compared with cost of revenue of $7.5 million, or 54% of net revenue, for Third Quarter 2012. The increased cost as a percentage of revenue is a result of lower laser system sales and slightly increased international sales. Our laser systems generally have significantly higher margins than our licensed imaging systems and our domestic sales generally have higher margins than our international sales. We also recorded a provision of $1.0 million for excess and obsolete inventory during Third Quarter 2013 related to negative market trends and the decreased velocity of our inventory which significantly increased our cost of revenues.

Gross Profit. Gross profit for Third Quarter 2013 decreased by approximately $2.5 million, or 39%, to $3.8 million, as compared to $6.3 million for Third Quarter 2012. Gross profit decreased from 46% of net revenue for Third Quarter 2012 to 31% of net revenue for Third Quarter 2013. The decrease was primarily due to lower laser system sales and the provision for excess and obsolete inventory.

Operating Expenses. Operating expenses for Third Quarter 2013 increased by approximately $1.0 million, or 15%, to $7.7 million as compared to $6.7 million for Third Quarter 2012. The period-over-period increase in expense is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for Third Quarter 2013 increased by approximately $529,000, or 15%, to $4.2 million, or 34% of net revenue, as compared with $3.6 million, or 26% of net revenue, for Third Quarter 2012. The increase was primarily a result of increased payroll and consulting related expenses of $428,000, increased convention costs of $137,000, and increased media and advertising expenses of $127,000, offset by decreased commission expenses of $213,000. As such, we expect costs to increase slightly as a percentage of revenue for the year ending December 31, 2013 as compared with the previous year. As a result, we have recently changed our sales and marketing leadership to address these negative trends.

General and Administrative Expense. General and administrative expenses for Third Quarter 2013 increased by approximately $621,000, or 34%, to $2.5 million, or 20% of net revenue, as compared with $1.8 million, or 13% of net revenue, for Third Quarter 2012. We experienced increased payroll and consulting related expenses of $316,000, increased legal expenses of $295,000, of which $250,000 related to the defense of class action lawsuits (refer below to “Litigation and Contingencies”), increased provision for doubtful accounts of $300,000, and increased investor relations expenses of $66,000, offset by decreased patent defense costs of $337,000. During the Third Quarter 2013, we insourced various patent filing related work which reduced patent attorney fees but increased payroll costs.

Engineering and Development Expense. Engineering and development expenses for Third Quarter 2013 decreased by approximately $218,000, or 18%, to $977,000, or 8% of net revenue, as compared with $1.2 million, or 9% of net revenue, for Third Quarter 2012. The decrease was primarily related to decreased payroll and consulting related expenses of $172,000 and decreased supplies costs of $53,000.

Excise Tax Expense. Beginning January 1, 2013, the Patient Protection and Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $89,000, or 1% of net revenue, for Third Quarter 2013.

Non-Operating Loss, Net

Loss on Foreign Currency Transactions. We realized a $16,000 gain on foreign currency transactions for Third Quarter 2013, compared to a $28,000 loss on foreign currency transactions for Third Quarter 2012 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest expense totaled approximately $182,000 and $98,000 for Third Quarter 2013 and 2012, respectively. The increase was a result of higher borrowings under lines of credit that provided the necessary liquidity to increase operations.

Income Tax (Benefit) Provision. Our provision for income taxes was an expense of $22,000 for Third Quarter 2013, compared to an expense of $34,000 for Third Quarter 2012.

Net Loss. For the reasons stated above, our net loss was approximately $4.0 million for Third Quarter 2013 compared to a net loss of $548,000 for Third Quarter 2012.

Nine months ended September 30, 2013 and 2012

Net Revenue. Net revenue for the nine months ended September 30, 2013, totaled $41.2 million, an increase of approximately $2.9 million, or 8%, as compared with net revenue of $38.3 million for the nine months ended September 30, 2012. Domestic revenues totaled approximately $25.7 million, or 62% of net revenue, for the nine months ended September 30, 2013, versus $25.9 million, or 68% of net revenue, for the nine months ended September 30, 2012. International revenues for the nine months ended September 30, 2013, totaled $15.5 million, or 38% of net revenue, as compared with $12.4 million, or 32% of net revenue, for the nine months ended September 30, 2012. The increase in period-over-period net revenue was primarily attributable to increases in imaging revenue, which grew 94%, as well as increases in services and consumables and other revenue, which increased 13% due to auxiliary sales to our growing laser customer base.

Laser system net revenue remained relatively flat for the nine months ended September 30, 2013, compared to the same period of 2012. We expect improved sales of our core laser systems moving into the quarter ending December 31, 2013, as we believe many dentists purchase capital equipment during the fourth quarter in order to maximize their earnings and minimize their taxes through utilizing certain tax incentives, such as accelerated depreciation methods for purchased capital equipment, as part of their year-end tax planning.

Imaging system net revenue increased by approximately $1.6 million, or 94%, in the nine months ended September 30, 2013, compared to the same period of 2012. The increase was driven by increased sales and marketing efforts and increased offerings at various value propositions.

Consumables and other net revenue, which includes consumable products, such as disposable tips and shipping revenue, increased by approximately $401,000, or 9%, for the nine months ended September 30, 2013, as compared to the same period of 2012. This increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $743,000, or 18%, for the nine months ended September 30, 2013, as compared to the same period of 2012. The increased revenue was due largely to increased follow-on sales related to our growing laser customer base and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue increased by $52,000 or 40% for the nine months ended September 30, 2013, as compared to the same period of 2012.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2013, increased by approximately $5.3 million, or approximately 26%, to $26.0 million, or 63% of net revenue, compared with cost of revenue of $20.7 million, or 54% of net revenue, for the nine months ended September 30, 2012. This increase was primarily attributable to a higher percentage of revenue generated from lower margin products, which include imaging systems, and international sales. Our laser systems generally have significantly higher margins than our licensed imaging products and our domestic laser sales generally have higher margins than our international laser sales. The increase in international revenue as a percentage of total revenue has also adversely impacted the cost of revenue due to additional costs such as import duties, taxes, and customs clearance fees. We also recorded a provision of $1.0 million for excess and obsolete inventory during Third Quarter 2013 related to negative market trends and the decreased velocity of our inventory which significantly increased our cost of revenues.

Gross Profit. Gross profit for the nine months ended September 30, 2013, decreased by approximately $2.4 million, or approximately 14%, to $15.2 million, or 37% of net revenue, compared with gross profit of $17.6 million, or 46% of net revenue. The decrease was primarily due to higher sales of licensed imaging systems, which generally carry lower margins than our laser products, increased international laser sales, which generally carry a lower margin than our domestic laser sales, and the provision for excess and obsolete inventory.

Operating Expenses. Operating expenses for the nine months ended September 30, 2013, increased by approximately $2.9 million, or 13%, to $24.2 million as compared to $21.3 million for the nine months ended September 30, 2012. The period-over-period increase in expense is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2013 increased by approximately $2.2 million, or 19%, to $13.6 million, or 33% of net revenue, as compared with $11.4 million, or 30% of net revenue, for the nine months ended September 30, 2012. The increase was primarily a result of increased payroll and consulting related expenses of $931,000, increased convention costs of $616,000, increased media and advertising expenses of $487,000, and a one-time benefit realized in the prior year related to the termination of a distributor arrangement of approximately $250,000, offset by decreased commission expenses of $188,000. As such, we expect costs to increase slightly as a percentage of revenue for the year ending December 31, 2013 as compared with the previous year. As a result, we have recently changed our sales and marketing leadership to address these negative trends.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2013 increased by approximately $1.0 million, or 16%, to $7.3 million, or 18% of net revenue, as compared with $6.3 million, or 16% of net revenue, for the nine months ended September 30, 2012. We experienced increased legal expenses of $426,000, of which $250,000 related to the defense of class action lawsuits (refer below to “Litigation and Contingencies”), increased payroll and consulting related expenses of $308,000, and increased investor relations expenses of $221,000.

Engineering and Development Expense. Engineering and development expenses for the nine months ended September 30, 2013, decreased by approximately $670,000, or 18%, to $3.0 million, or 7% of net revenue, as compared with $3.7 million, or 10% of net revenue, for the nine months ended September 30, 2012. The decrease was primarily related to decreased supplies costs of $386,000 and decreased payroll and consulting related expenses of $339,000.

Excise Tax Expense. Beginning January 1, 2013, the Patient Protection and Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $308,000, or 1% of net revenue, for the nine months ended September 30, 2013.

Non-Operating Loss, Net

Loss on Foreign Currency Transactions. We realized a $74,000 loss on foreign currency transactions for the nine months ended September 30, 2013, compared to a $137,000 loss on foreign currency transactions for the nine months ended September 30, 2012, due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, and the financing of our business insurance premiums. Interest expense totaled approximately $386,000 and $140,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily a result of increased year-to-date borrowings under lines of credit for the nine months ended September 30, 2013.

Income Tax (Benefit) Provision. Our provision for income taxes was a benefit of $182,000 for the nine months ended September 30, 2013, compared to an expense of $97,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000.  In addition, we recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets. This resulted in additional tax benefits of $107,000. We also recorded an income tax expense of $32,000 for the current year tax provision.

Net Loss. For the reasons stated above, our net loss was $9.2 million for the nine months ended September 30, 2013, compared to a net loss of $4.1 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had approximately $5.0 million in working capital. Our principal sources of liquidity at September 30, 2013, consisted of approximately $4.2 million in cash and cash equivalents, $10.8 million of net accounts receivable, and $2.5 million of available borrowings under our revolving credit facility agreements. The following table summarizes our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$(7,094)	$(3,527)
Investing activities	(474)	(591)
Financing activities	9,162	2,111
Effect of exchange rate changes	14	(5)
Net change in cash and cash equivalents	$1,608	$(2,012)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for nine months ended September 30, 2013, totaled $7.1 million and was primarily comprised of non-cash adjusted net loss, excluding changes in operating assets and liabilities, of $5.9 million plus increases in inventory of $1.7 million and decreases in customer deposits of $408,000, offset by decreases in accounts receivable of $608,000.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013, consisted primarily of $464,000 of capital expenditures. For fiscal 2013, we expect capital expenditures to total approximately $650,000 and we expect depreciation and amortization to total approximately $600,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $9.2 million related primarily to net proceeds from the sale of common stock of $4.6 million, as discussed in Future Liquidity Needs below, plus net borrowings under the lines of credit of $3.9 million.

Future Liquidity Needs

We suffered recurring losses from operations during the three years ended December 31, 2012. Although our revenues increased during the nine months ended September 30, 2013, as compared to the same period in 2012, we still incurred a loss from operations, a net loss, and used cash in operating activities. The available borrowing capacity on our lines of credit with Comerica Bank and the net proceeds from the below mentioned equity offering have been principal sources of liquidity during the nine months ended September 30, 2013.  On September 6, 2013 and November 8, 2013, we amended our lines of credit with Comerica Bank. These amendments waived noncompliance with certain financial covenants and established future covenants, restrictions, and potential penalties for noncompliance. The amendment on November 8, 2013, includes liquidity ratio and liquid asset covenants, and an equity raise requirement. These credit facilities expire May 1, 2014, and we are considering alternative solutions, including potentially issuing alternative debt securities, to mitigate any future liquidity constraints these covenants and restrictions may impose on us. Further discussion of the amendments is included in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and to generate cash from operations or obtain additional funds when needed. If we are unsuccessful in our efforts to improve our financial position, there may be substantial doubt about our ability to adequately fund the minimum requirements of our business.

We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to develop our direct sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and continuing cost reduction initiatives.

We expect that the working capital and borrowings available under the lines of credit should be sufficient to fund our minimum requirements; however, we cannot guarantee that we will be able to increase sales, reduce expenses, or obtain additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms. We will also continue to monitor our liquidity and we are prepared to implement cash saving measures in the event that our plans to grow revenue or raise additional funds through issuance of debt or equity securities, or alternative transactions, do not materialize in the timeline that we anticipate.

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

On July 26, 2013, we filed the 2013 Registration Statement with the SEC to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $30 million. We subsequently amended the 2013 Registration Statement and lowered the total not to exceed offering price to $5 million. The 2013 Registration Statement, as amended, was declared effective by the SEC on September 19, 2013. On September 23, 2013, we entered into an agreement with Northland, pursuant to which Northland acted as placement agent in connection with the sale of shares of our common stock in the September 2013 Registered Direct Offering pursuant to the 2013 Registration Statement and paid Northland a fee of 5.0% of the aggregate gross proceeds in connection therewith. On September 23, 2013, we entered into the 2013 Subscription Agreement with Camber Capital Management, LLC, pursuant to which we agreed to sell 2,688,172 shares of our common stock at a price per share of $1.86 for gross proceeds of $5 million. The net proceeds to the Company were $4.6 million, after deducting associated costs, inclusive of Northland’s fee, of $408,000. The shares of common stock sold in connection with the 2013 Subscription Agreement were issued pursuant to a prospectus supplement to the 2013 Registration Statement, which was filed with the SEC September 26, 2013.

Contractual and Other Obligations

We lease our Irvine, California, facility under a lease that expires in April 2015.

We finance a portion of our annual insurance premiums which we pay in installments over nine months. As of September 30, 2013, $0 was outstanding under this arrangement.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would total approximately $716,000 at September 30, 2013. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amounts were accrued for these arrangements as of September 30, 2013.

The Company has purchase obligations totaling approximately $12.8 million related to purchase orders with suppliers that we expect to complete during the next twelve months.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we are not involved in any material unconsolidated SPEs.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, Waterlase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of Biolase, Inc., and Diolase™, HydroPhotonics™, LaserPal™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™, Comfortprep™, Rapidprep™, Bondprep™, Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Laser™, Epic™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, Waterlase MDX™, Total Technology Solution™, Geyserlaser™, Geyser™, eplus™, and elase™ are trademarks of BIOLASE, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010

4.2	Warrant to purchase Common Stock, dated September 6, 2013	X

4.3	Warrant to purchase Common Stock, dated November 8, 2013	X

10.1	Amendment No. 3 to Loan and Security Agreement, dated September 6, 2013, by and between the Registrant and Comerica Bank		8-K/A	09/19/2013	1	09/19/2013

10.2	Subscription Agreement, dated September 23, 2013, by and between the Registrant and the investor signatory thereto.		8-K	09/23/2013	2	09/27/2013

10.3	Engagement Agreement, dated September 23, 2013, by and between the Registrant and Northland Securities, Inc.		8-K	09/23/2013	1	09/27/2013

10.4	Amendment No. 4 to Loan and Security Agreement, dated November 8, 2013, by and between the Registrant and Comerica Bank	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013

BIOLASE, INC., a Delaware Corporation (registrant)
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer
(Principal Executive Officer)
By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer
(Principal Financial and Accounting Officer)