Form 10-K
period 2013-12-31
BIOLASE, INC
filed 2014-03-17
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $96,933,145 based on the last sale price of common stock on June 30, 2013.

As of February 28, 2014, there were 37,407,545 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART I

Item 1.    Business

Overview

We are a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and three-dimensional (“3-D”) printers; products that are focused on technologies that advance the practice of dentistry and medicine. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic, restorative, and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other conventional instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to sell our laser systems in the United States and also have the necessary registration to sell our laser systems in Canada, the European Union, and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: WaterLase systems and Diode systems. Our flagship product category, the WaterLase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 180 issued and 120 pending U.S. and international patents, the majority of which are related to our core WaterLase technology and dental and medical lasers. From 1998 through December 31, 2013, we sold over 10,200 WaterLase systems, including more than 6,200 WaterLase MD® and iPlus® systems, and more than 24,800 laser systems in over 70 countries around the world.

We currently operate in a single reportable business segment. We had net revenues of $56.4 million, $57.4 million, and $48.9 million in 2013, 2012, and 2011, respectively, and we had net losses of $11.5 million, $3.1 million, and $4.5 million for the same periods.

We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. and to BIOLASE, Inc. (“BIOLASE”) in 2012. Since 1998, our primary objective has been to be the leading designer, manufacturer, and marketer of laser systems for the dental industry.

Recent Developments

New Product Offerings

In February 2014, we agreed to distribute Stratasys Ltd.’s (“Stratasys’”) Objet30 OrthoDesk and a number of its Design Series 3-D printers.  The Objet30 OrthoDesk combines precise 3-D printing technology with a small footprint.  It is easy to use, and includes specialized dental printing materials in convenient sealed cartridges.  Dentists can fabricate stone models, orthodontic appliances, delivery and positioning trays, models for clear aligners, retainers and surgical guides on their desktop. We believe that 3-D printing will be a major factor for dental restorations in the new digital era of dentistry.

In November 2013, we introduced the Galaxy BioMill™ CAD/CAM system which enables dental practitioners to scan, design, mill, and finish crowns, inlays, onlays, and veneers in the dental office in a single appointment. The Galaxy BioMill was developed and designed by us in conjunction with German-based imes-icore GmbH for their milling technologies and Copenhagen-based 3Shape Corporation (“3Shape”) for their CAD/CAM intra-oral scanning technologies. We expect to begin shipping these systems in the second quarter of 2014. Also termed "chair-side" milling, the Galaxy BioMill System will utilize 3Shape’s fast and highly accurate Trios intra-oral scanner to capture high resolution 3-D digital images of the teeth and crown-preparation site, which are then processed through a CAD/CAM software program to design the dental restoration. The design is then transferred to the Galaxy BioMill to mill the crown.

We believe that the addition of the Galaxy BioMill and Objet30 OrthoDesk and Design Series 3-D printers to our suite of advanced technology solutions differentiates us compared to other fragmented product offerings in the marketplace and are an integral part of our strategy of becoming the premier Total Technology Solution™ provider in dentistry. By combining high-end digital imaging, first in class laser tissue management, intra-oral scanning, CAD/CAM design, chair-side milling, and 3-D printing, dental offices can accurately and rapidly produce a wide range of restorations and appliances.

In November 2013, we began shipping the Epic™ 10S in collaboration with Valam, Inc. (“Valam”) to develop, market, and sell office-based laser systems to otolaryngologists (also known as ‘Ear, Nose, and Throat” or “ENT” doctors) (the “Valam Agreement”). The Valam Agreement provides us with an exclusive worldwide license to Valam’s ENT related patents and related applications which complement our patent portfolio.

In June 2013, we began shipping the Epic V-Series which enables a wide range of veterinary applications, including surgical, dental, and pain therapy procedures. These laser systems are based on the Epic platform that we launched in late 2012, with software and delivery adaptations, and broadens our laser technology reach within the medical field.

In June 2013, we also expanded our line of digital imaging equipment with the NewTom Biolase VG3 (“VG3”), a readily upgradeable two-dimensional (“2-D”)/3-D hybrid system manufactured by Cefla Dental Group, which we began distributing in the United States. We believe that the digital imaging products included in our suite of technology product offerings are integral for dentists to provide accurate diagnoses to their patients.

Credit Facilities

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended.  As of December 31, 2013, the Credit Agreements provided for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million. The lines of credit mature on May 1, 2014, at which date any remaining borrowings and accrued interest under the lines of credit become due and payable. As of December 31, 2013, we had outstanding borrowings totaling approximately $4.6 million, which included $1.8 million under the Domestic Revolver and $2.8 million under the Ex-Im Revolver.

The Credit Agreements require us to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants may result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. We were either in compliance with these covenants at December 31, 2013, or had received a waiver in the event of non-compliance.  On March 4, 2014, we received a waiver for noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013, which reduced the aggregate borrowing limits on the Credit Agreements to $5.0 million.

January 2014 Shelf Registration

On January 17, 2014, the Company filed a registration statement to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million.

February 2014 Subscription Agreement

On February 10, 2014, the Company entered into a subscription agreement under which the Company offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million.

Industry Background

General

Dental procedures, including medical and cosmetic treatment, are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue.

A 2007 American Dental Association (“ADA”) Survey of Dental Services Rendered (the “ADA Study”) has estimated that more than 200 million hard tissue procedures are performed annually in the United States. Hard tissue procedures include cavity preparation, root canals, and other procedures involving bone or teeth. The ADA study also indicated that more than 1.2 million soft tissue procedures are performed annually in the United States. Soft tissue procedures include operations such as gum line alteration. According to statistics compiled in the ADA’s study, over 90% of hard tissue procedures and 60% of soft tissue procedures in the United States are performed by general dentists and the rest are performed by oral surgeons, endodontists, periodontists, and other specialists.

The ADA estimated that the demand for dental services in the United States will continue to grow due to population growth and the increased awareness of the benefits associated with preventive dentistry in reducing the incidence of oral and systemic disease. According to the 2007 Public Opinion Survey: Oral Health of the US Population, 48.7% of adults said they last saw a dentist less than six months ago, while an additional 18.9% saw a dentist between six months ago and a year.

We believe there is a growing awareness among consumers of the value and importance of a healthy smile and its connections to overall systemic health. There are studies that indicate a possible linkage between periodontitis and several other health conditions such as heart disease, diabetes, or stroke. Oral health care is a priority for many as evidenced by the significant number of dental practitioners both in the U.S. and abroad. According to the 2009 Distribution of Dentists in the U.S. by Region and State, as of 2009, there were 186,084 professionally active dentists, including 170,694 active private practitioners in the U.S. According to the World Health Organization in 2012, as of 2004, there were 1.8 million dentists worldwide, with the most dentists in the U.S., Brazil, and China. As many developing nations continue to experience fiscal growth we believe those nations will also experience higher demand for improved healthcare. Corresponding growth in dental practice competition for patients could create further demand for advanced technologies that allow dentists to perform simple or complex cosmetic dental procedures with minimal trauma, improved patient acceptance, and clinically superior results. We believe our product offerings correspond with this trend, and we expect incremental growth from these pressures in the marketplace.

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

Our Solution

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical results, help reduce the trauma, pain, and discomfort associated with dental procedures, and increase patient acceptance for treatment protocols. We also believe there is a large market opportunity for digital radiography systems that improve practice efficiency and accuracy of diagnosis, leading to superior treatment planning, increased practice revenue, and healthier outcomes for patients.

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

The Biolase DaVinci Imaging and Cefla NewTom products are state-of-the-art digital radiography systems that provide both two- and three-dimensional X-ray images that allow doctors to visualize and manipulate significantly more information than previously available with film, without the time delay of film development or cost associated with chemicals and the film itself. These imaging systems have been designed to produce the highest quality images while exposing patients to the least amount of radiation necessary. The Trios intra-oral CAD/CAM scanning product offers diversity in our imaging product line with spray-free, high-speed, 3-D color impression capture as well as touch screen and online lab communication capabilities.

The Galaxy BioMill System is an open-architecture CAD/CAM system for scanning, designing, milling and finishing crowns, inlays, and veneers in the dental office in a single appointment. Also termed "chair-side" milling, the Galaxy BioMill System will utilize 3Shape’s fast and highly accurate Trios intra-oral scanner to capture color high resolution 3-D digital images of the teeth and crown-preparation site, which are then processed through a CAD/CAM software program to design the dental restoration. The design is then transferred to the Galaxy BioMill to mill the crown using the latest in aesthetically pleasing, biological compatible, and long-lasting tooth colored materials.

The Stratasys Objet30 OrthoDesk and Design Series 3-D printers combine accurate and precise 3-D printing technology with a small footprint.  They are easy to use, and include specialized dental printing materials in convenient sealed cartridges.  Dentists can fabricate stone models, orthodontic appliances, delivery and positioning trays, models for clear aligners, retainers and surgical guides on their desktop.

We believe that the addition of the Galaxy BioMill and Objet30 OrthoDesk and Design Series 3-D printers to our suite of advanced technology solutions is an integral part of our strategy to be the premier Total Technology Solution provider in dentistry. By combining high-end digital imaging, first in class laser tissue management, intra-oral scanning, CAD/CAM design, chair-side milling, and 3-D printing, dental offices can accurately and rapidly produce a wide range of restorations and appliances.

A small percentage of dental professionals worldwide currently use lasers. Our laser systems are more expensive than traditional dental tools; however, we believe that the significant clinical advantages of our systems, patient benefits, the potential return on investment that our systems offer practitioners, and the options available to finance the purchase of our systems will enable us to continue to penetrate the global dental market. Laser technologies with similar patient benefits have become standard of care in ophthalmology, dermatology, and other medical specialties. When combined with the improved information provided by digital imaging, dental lasers will give the doctor the best treatment options to perform more procedures in a minimally invasive manner. Further, in-office, chair-side milling and 3-D printing gives the doctor the ability to provide same-day restorations. Our combination of high-end digital imaging systems, laser tissue management, intra-oral scanning, chair-side milling, and 3-D printing makes us the only company to offer high-technology solutions for the diagnosis, treatment and restoration planning, and delivery of treatment, in the most minimally invasive manner possible: the Biolase Total Technology Solution™.

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

•

Additional procedures through increased information and efficiency.    Our digital imaging systems allow dentists to diagnose and discover cases that they might not be able to detect with film images and/or two-dimensional images, thereby giving them the ability to offer more treatment options for patients. Our laser systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our WaterLase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. For soft tissue procedures, the WaterLase and Diode systems allow tissue to be cut more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. We have FDA clearance for treatment protocols including Deep Pocket Therapy with New Attachment™ and subgingival calculus removal using the WaterLase system and the patented Radial Firing Perio Tip. This is a non-surgical alternative treatment for moderate to advanced gum disease, the leading cause for tooth loss for adults over age 35 and a condition impacting more than half of Americans over age 55. In addition, the Epic system can be used to quickly perform teeth whitening with our proprietary whitening gel and to provide temporary pain relief from minor muscle and joint pain and stiffness, minor arthritis pain or muscle spasm, and minor sprains and strains. The Galaxy BioMill System and Stratasys Objet30 OrthoDesk and Design Series 3-D printers will allow for same-day restorations.

•

Increased loyalty and expanded patient base.    We believe the improved patient comfort and convenience offered by our laser systems, the reduction in chair time and radiation exposure of our digital imaging systems, and the benefits of in-office, chair-side milling and 3-D printing will help improve patient retention, attract new patients, increase revenue per patient, increase demand for elective procedures, increase acceptance of treatment plans, and increase word-of-mouth referrals.

•

Fewer post-operative complications.    By providing more complete and accurate information, our digital imaging systems make it possible for the doctor to determine the optimal diagnosis and treatment plan. Our laser systems can then be used to reduce trauma, swelling, and general discomfort of the patient, resulting in fewer post-operative complications that require follow up treatment. In addition, our laser systems effectively reduce the risk of cross-contamination that can occur with traditional dental tools. Our chair-side milling machine and 3-D printers will further expand treatment options available to patients and allow for same-day restorations. These factors make it possible for practitioners to devote time to new cases, rather than treating complications from prior procedures.

Benefits to Patients

•

Comfort.    The WaterLase system is able to perform various types of dental procedures without causing the heat, vibration, microfractures, trauma, or pressure associated with traditional dental methods, without cross-contamination. Further, in many cases procedures can be performed without the need for local anesthesia.

•

Convenience.    Our WaterLase system does not require anesthesia in many cases, which allows dental practitioners to perform procedures in multiple quadrants of the mouth during a single office visit. Digital images are available almost immediately, so patients will not have to spend extra time in the dental chair waiting for film to be developed, which makes dentists more efficient. Combined with the diode lasers, these systems offer a variety of solutions for patients. Further, chair-side milling and 3-D printing will allow for same-day restorations.

•

Reduced trauma.    The WaterLase system avoids the thermal heat transfer, vibration, and grinding action associated with high speed dental drills. As a result, our systems can result in less trauma, swelling, bleeding, and general discomfort to the patient.

•

Broader range of available procedures.    Due to the improved comfort and convenience of our WaterLase system, we believe patients are more likely to consider cosmetic and other elective procedures that would generally be time consuming and uncomfortable, including osseous crown lengthening, periodontal surgeries, and numerous other procedures. Since digital images are displayed on computer monitors, doctors can make treatment planning a more personal experience with patients. Further, chair-side milling and 3-D printing will offer patients the benefits of same day restorations. We believe that these factors will lead to greater patient case acceptance.

Business Strategy

Our objectives are to increase our leadership position in the dental laser market, to establish our laser systems as essential tools in dentistry, and to leverage our existing technology platform into other medical markets where it can provide significant improvements over existing standards of care. Our business strategy includes the following key elements:

•

Increasing awareness of our laser systems among dental practitioners and patients.    We intend to further penetrate the dental market by educating dental practitioners and patients about the clinical benefits of WaterLase Dentistry. We plan to continue participation in key industry trade shows, the World Clinical Laser Institute® (“WCLI®”) (which we founded in 2002), dental schools, and other educational forums. We also intend to continue marketing our systems to dental practitioners through our laser specialists and advertising. Our technologies are also available for clinical research which may lead to publications from which we may benefit. We continue to explore marketing directly to patients and have embraced a number of social media platforms to deliver informative and entertaining content to this audience.

•

Expanding sales and distribution capabilities.    In the United States and Canada, we primarily distribute our products directly to dental practitioners utilizing a direct sales force. During 2012, we augmented our outside direct sales force by establishing an inside sales organization. The inside sales force is located at our corporate headquarters and is comprised of sales representatives and lead generators who work in partnership with the outside sales team to maximize sales by leveraging the existing installed customer base. In 2013, we also added regional imaging specialists to provide technical and clinical expertise in coordination with our laser sales representatives. In addition to our direct sales force in North America, we also have distribution agreements with various independent distributors to distribute our products in the United States, Canada, and various countries in Europe, the Middle East, Latin America, and Asia-Pacific. We continue to develop an infrastructure to support growth in sales and marketing both domestically and internationally. This infrastructure includes product management, information technology systems, and personnel to manage our sales force, compile sales and marketing data, and better serve our customers and non-exclusive distributors.

•

Expanding product platform and applications.    We plan to expand our product line and product applications by developing product enhancements and new laser technologies including new products for use in the medical community. To this end, we launched the Epic V-Series and Epic 10S in 2013 which improves and expands on certain capabilities previously offered by the Epic which was launched in late 2012 for use in the medical specialty markets, including sports medicine, orthopedics, podiatry, physical therapy, and chiropractics. We also have an objective to increase our sales of disposable products that are used by dental practitioners when performing procedures using our dental laser systems. Additionally, we are continuing to explore collaborations to bring new products to other medical markets utilizing our proprietary laser technologies and we may strategically acquire complementary products and technologies.

•

Expanding our Er,Cr:YSGG and 940 nm diode technologies into the medical field.    Our WaterLase and Diode lasers and their delivery systems and accessories have applications in many other medical and veterinary specialties, including ophthalmology, orthopedics, sports medicine, dermatology, and podiatry. We currently hold a strong patent position which is complemented by our FDA-cleared general indications for use of our lasers with ocular tissue. Our patented Er,Cr:YSGG WaterLase technology has the potential to address several areas in ophthalmology including dry eye, glaucoma, and presbyopia, as well as several other major medical applications in dermatology, cosmetic surgery, orthopedics, and urology. During 2011 we established Occulase, Inc., a wholly owned subsidiary, for the purpose of consolidating our ophthalmologic-specific intellectual property, which includes over 35 U.S. and international patents and pending patents, as we continue our efforts to expand in this area. In 2013 we launched our Occulase website at www.occulase.com to further our marketing efforts of this laser technology. We plan to commercialize or license these applications in the future and may use distribution partners or other strategic partnerships to enter into these markets. During 2013 we also entered into collaborative arrangements with Valam, resulting in the introduction of the Epic 10S, and with Auris Surgical Robotics, Inc. (“Auris”), to utilize our lasers in a robotic system.

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

•

Expanding our Total Technology Solution to dental practitioners.    In 2013 we unveiled the Galaxy BioMill CAD/CAM system which enables dental practitioners to complete scanning, designing, milling, and finishing crowns, inlays, and veneers in the dental office in a single appointment. We anticipate to begin shipping these systems in the second quarter of 2014. We also expanded the imaging systems under distribution by adding the VG3, a readily upgradeable 2-D/3-D hybrid system. In February 2014 we added several 3-D printers in order to enable dentists to fabricate stone models, orthodontic appliances, delivery and positioning trays, models for clear aligners, retainers and surgical guides on their desktop

Products

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

WaterLase systems.     Our all-tissue WaterLase dental laser systems currently consist of the WaterLase iPlus, the WaterLase MD Turbo, and the WaterLase MDX 300 and 450, both introduced in February 2012. Each of these systems is designed around our patented YSGG Laser technology that refers to the unique laser crystal used in the WaterLase system, which contains the elements erbium and chromium doped yttrium, scandium, and gallium garnet crystal (Er,Cr: YSGG). This unique crystal laser produces energy with specific absorption and tissue interaction characteristics optimized for dental applications. HydroPhotonics refers to the interaction of YSGG lasers with water to produce energy to cut tissue. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums or skin, without the heat, vibration, or pressure associated with traditional dental treatments. By eliminating heat, vibration, and pressure, our WaterLase systems reduce and, in some instances, eliminate the need for anesthesia and also result in faster healing times versus traditional methods of treatment.

The WaterLase systems incorporate an ergonomic handpiece and an extensive control panel located on the front of the system with precise preset functionality to control the mix of laser energy, air, and water, as well as the pulse rate. Each system also has been designed to be easily moved from operatory to operatory within a practice office.

The original WaterLase MD released in 2005 features white light-emitting diode (“LED”) handpiece illumination, a full color touch screen improving user friendliness (with a built in user “Help” system), a refined water spray that improves cutting, and a Windows CE operating system. In 2008, we introduced a new clinical procedure for endodontic root canal disinfection with radial firing tips. The WaterLase MD Turbo All-Tissue Dental Laser System was introduced in the first quarter of 2009 and increased the cutting speed compared to the original WaterLase MD. In 2009, we also obtained FDA clearance for a new treatment protocol called Deep Pocket Therapy with New Attachment using the WaterLase MD and the patented Radial Firing Perio Tip. This is a non-surgical alternative treatment for moderate to advanced gum disease, the leading cause of tooth loss for adults over 35 and a condition impacting more than half of Americans over age 55. The procedure assists in new attachment and subgingival calculus removal, and in most cases provides deep pocket treatments in a single visit without the use of a scalpel, stitches, or the conventional cutting of the gums. The WaterLase iPlus, introduced in January 2011, is our most advanced and powerful, yet most intuitive, dual-wavelength all-tissue dental laser system. It delivers all the benefits of our other WaterLases, but with more power, versatility, and ease of use, including an intuitive user interface and a significant increase in cutting speed that is comparable to a high speed drill. The WaterLase iPlus also incorporates the iLase wireless diode laser that can be utilized for unexpected soft-tissue cases in an adjacent treatment room, controlling bleeding, and temporary pain relief.

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

Imaging systems.    Our imaging systems include licensed state-of-the-art extra-oral and intra-oral dental digital imaging devices. Our expansion into digital imaging systems enables us to offer high quality diagnostic solutions to complement the minimally invasive dental treatment solutions offered by our WaterLase and Diode systems. We now provide both high-precision intuitive diagnosis and treatment planning solutions, fundamental to the delivery of quality dentistry, together with truly advanced laser treatment solutions thereby delivering, we believe, the best biological and therapeutic results for dentists and patients. Our Imaging systems include the CEFLA NewTom VGi and VG3, Biolase DaVinci D3D, 3-D Cone Beam Computed Tomography (“CBCT”) devices. We are currently selling these products as a distributor under the manufacturer’s FDA 510(k) clearance. Our 3-D CBCT devices produce stable and high quality 3-D images with low levels of radiation – critical features in dental implant, endodontic, orthodontic, and oral surgery cases.

The first CBCT system introduced to the dental market in 1996 was a NewTom. Since that time, the NewTom brand has been synonymous with providing the clearest, sharpest, and highest quality three-dimensional images. The NewTom VGi is a small-footprint CBCT system that offers medical grade imaging technology at a fraction of the cost and radiation exposure typically associated with medical CT equipment. In addition to producing up to 50% higher image resolution with medical grade rotating anode technology, its proprietary SafeBeam™ technology automatically adjusts radiation dosage to ensure patient safety. In 2013, we introduced the NewTom VG3, a readily upgradeable two-dimensional 2-D/3-D hybrid system to complement the VGi and to expand the range of features and price points to meet the needs of growing practices.

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

In-office milling system.    The Galaxy BioMill CAD/CAM system enables dental practitioners to complete scanning, designing, milling, and finishing crowns, inlays, and veneers in the dental office in a single appointment. We anticipate beginning to ship these systems in the second quarter of 2014.

3-D Printers.    In February 2014, we agreed to distribute Stratasys’ Objet30 OrthoDesk and a number of their Design Series High End 3-D printers. The Objet30 OrthoDesk combines accurate and precise 3-D printing technology with a small footprint.  It is easy to use, and includes specialized dental printing materials in convenient sealed cartridges. 3-D printers allow dentists to fabricate stone models, orthodontic appliances, delivery and positioning trays, models for clear aligners, retainers and surgical guides on their desktop. We anticipate beginning to ship these systems in the second quarter of 2014.

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

Warranties

Our WaterLase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one-year while our Diode systems warranty is for a period of up to two years from the date of sale to the end-user by us or a distributor. WaterLase systems sold internationally are generally covered by a warranty against defects in material and workmanship for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Our warranty covers parts and service for sales in our North American territories and parts only for international distributor sales. In North America and select international locations, we sell service contracts to our end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished, or sold by authorized parties, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products. We offer extended warranties on certain products that we distribute, including our digital radiography products. All products that we distribute are initially covered by manufacturer’s warranties.

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

Manufacturing

Our strategy is to manufacture products in-house when it is efficient for us to do so. We currently manufacture, assemble, and test all of our WaterLase products and diode lasers at our corporate headquarters facility in Irvine, California. The 57,000 square foot facility has approximately 20,000 square feet dedicated to manufacturing and warehousing. The facility is ISO 13485 certified. ISO 13485 certification provides guidelines for our quality management system associated with the design, manufacturing, installation, and servicing of our products. In addition, our U.S. facility is registered with the FDA and is compliant with the FDA’s Quality System Regulation.

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

Dental Practitioners.    We currently market our laser systems to dental practitioners through regional, national, and international trade publications, educational events, individual meetings, the internet, and seminars. We also use brochures, direct mailers, press releases, posters, and other promotional materials, as well as print and electronic media news coverage. In 2010, we introduced the Biolase Store for online purchase of lasers, consumables, accessories, and service contracts in North America. In 2002, we founded the World Clinical Laser Institute (the “WCLI”) to formalize our efforts to educate and train dental practitioners in laser dentistry. The WCLI conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers, and academicians, including one, two, and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry. In 2012, the organization was expanded to include digital imaging. In addition, we have developed relationships with research institutions, dental schools, and laboratories which use our products in training and demonstrations. We believe these relationships will increase awareness of our products. In 2012 we formalized a 5 year agreement with Professor Norbert Gutknecht and the Aachen Center for Laser Dentistry (“AALZ”), the acknowledged leader in dental laser education since its founding in 1992. We expect the AALZ and related World Academy for Laser Education in Dentistry Network (“WALED”) to continue expanding the availability of postgraduate advanced wavelength clinical laser education while also taking major steps toward standardizing laser dental education for all our owners worldwide.

Chiropractors, Sports Medicine.    We market to chiropractors, physical therapists, and other pain management specialists through trade advertising, seminars, and trade shows. Our marketing activities are primarily executed by our network of independent sales representatives who are managed by our internal sales management team.

Patients.    We market the benefits of our laser systems directly to patients through marketing and advertising programs, including the internet, social networks, print and broadcast media, local television news and radio spots, as well as product placements of our laser systems on television programs. We believe that making patients aware of our laser systems and their benefits will increase demand for our products. We can be found online at www.biolase.com, Facebook at www.facebook.com/biolase, Twitter at www.twitter.com/biolaseinc, Pinterest at www.pinterest.com/biolase, LinkedIn at www.linkedin.com/company/biolase, Google+ at www.google.com/+BIOLASEIrvine, Instagram at www.instagram.com/biolaseinc, and YouTube at www.youtube.com/biolasevideos.

Sales

We currently sell our products primarily to dentists in general practice through our direct sales force and our distributor network. The majority of the dentists in the United States and the majority of our end-user customers are sole practitioners. We expect our laser systems to continue to gain acceptance among periodontists, endodontists, oral surgeons, and other dental specialists as they become better aware of the clinical benefits and new treatment options available through the use of our laser systems. Sales to dental specialists will also benefit from the introduction of our  NewTom, 3Shape, Galaxy, and Stratasys products into our Total Technology Solution. Outside of the dental market, we expect that our initial sales of lasers will be to pain management specialists, which include chiropractors and physical therapists, otolaryngologists, those who work with the ear, nose, and throat (“ENT”), and the veterinary market.

The following table summarizes our net revenues by category for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31,
	2013		2012		2011
Laser systems	$38,736	69%	$42,348	74%	$38,460	79%
Imaging systems	4,632	8%	3,365	6%	238	—%
Consumables and other	6,458	12%	5,954	10%	5,236	11%
Services revenue	6,360	11%	5,524	10%	4,485	9%
Products and services revenue	56,186	100%	57,191	100%	48,419	99%
License fees and royalties	244	—%	165	—%	439	1%
Net revenue	$56,430	100%	$57,356	100%	$48,858	100%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$35,653	$40,524	$32,782
International	20,777	16,832	16,076
	$56,430	$57,356	$48,858

International revenue accounts for a significant portion of our total revenue and accounted for approximately 37%, 29%, and 33% of our net revenue in 2013, 2012, and 2011, respectively. No individual country outside the United States represented more than 10% of net revenue during the years ended December 31, 2013, 2012, and 2011.

For financial information about our long-lived assets, see Note 2 and Note 9 to the Notes to the Consolidated Financial Statements — Summary of Significant Accounting Policies and — Segment Information.

North American Sales.     In the United States and Canada, we primarily sell our products directly to dental practitioners utilizing a direct sales force consisting of laser sales representatives, imaging specialists, and regional managers. During 2012, we augmented our outside direct sales force by establishing an inside sales organization. The inside sales force is located at our corporate headquarters and is comprised of sales representatives and lead generators who work in partnership with the outside sales team to maximize sales by leveraging the existing installed customer base.

International Sales.    Our distributors purchase laser systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers and distributors for cause or non-performance. In some select territories we have granted certain distributors the right to be our exclusive distributor in that territory. These distributors are generally required to satisfy certain minimum purchase requirements to maintain their exclusivity. In 2011, we began selling our products directly to end users in Germany and other countries where we have non-exclusive distribution arrangements. In 2012, we began selling our products directly to end users in India and neighboring countries.

Customer Concentration.    We sell our products through our direct sales force and non-exclusive distributor relationships. For the years ended December 31, 2013, 2012, and 2011, sales to our largest distributor worldwide accounted for approximately 5%, 3%, and 19%, respectively, of our net revenue.

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

Financing Options.    Many dentists finance their purchases through third-party financial institutions, including leasing companies and banks. In the United States and Canada, third-party customers enter into a financing agreement with a financial institution who purchases the product from us or one of our distributors. We are not party to these financing agreements, so if the customer agrees to pay the financial institution in installments we do not bear the credit risk that the dentist might not make payments. The financial institutions do not have recourse to us for a customer’s failure to make payments, nor do we have any obligation to take back the product.

Seasonality.    Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. We believe that this trend exists because a significant number of dentists purchase their capital equipment towards the end of the calendar year in order to maximize their practice earnings while seeking to minimize their taxes. This can be accomplished by utilizing certain tax incentives, such as accelerated depreciation methods for purchasing capital equipment, as part of their year-end tax planning. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. Our historical seasonal fluctuations may also be impacted by sales procedures employed by large dental distributors that encourage end-of-quarter and end-of-year buying in our industry. Because of these seasonal fluctuations, historically we have often used less cash in operations for the six months ended December 31 as compared to the six months ended June 30.

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our research and product development group consists of approximately 14 individuals with medical device and laser development experience, including two Ph.Ds. During the years ended December 31, 2013, 2012, and 2011, our engineering and product development expenses totaled approximately $4.0 million, $4.7 million, and $4.3 million, respectively. Our current engineering and product development activities are focused on improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with less painful and clinically superior laser systems. Some examples of the improvements we are pursuing for our dental lasers include faster cutting speed, ease of use, less need for anesthesia injections, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems.

We also devote engineering and development resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. We believe our laser technology and developments capabilities could be applicable in several other medical markets, including ophthalmology, otolaryngology, orthopedics, podiatry, pain management, aesthetics/dermatology, veterinary, and consumer products. We have already started to enter the otolaryngology, pain management, and veterinary markets to varying degrees.

We have a non-exclusive license agreement with Procter & Gamble Company (“P&G”), granting P&G non-exclusive license rights to certain of our patents, enabling P&G to develop certain products aimed at the consumer market, and requiring P&G to pay royalties based on sales of products developed with such intellectual property. The term of the arrangement continues until the underlying patents expire unless terminated earlier by either party. We are exploring alternative product development opportunities.

Intellectual Property and Proprietary Rights

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2013, we had approximately 180 issued patents and 120 pending patent applications in the United States, Europe and other countries around the world. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: four in 2014, 18 in 2015, nine in 2016, two in 2017, and 18 in 2018, with the majority having expiration dates ranging from 2019 to 2032. With approximately 120 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business.

There are risks related to our intellectual property rights. For further details on these risks, see Item 1A — “Risk Factors.”

Competition

We operate under highly competitive market conditions. We believe that the principal competitive factors for companies that market technologies in dental and other medical markets include acceptance by leading dental and medical practitioners, product performance, product pricing, intellectual property protection, customer education and support, timing of new product research, and development of successful national and international distribution channels.

Our competitors vary by product and location. There are companies that market some, but not all, of the same types of products as those marketed by us. Our laser systems compete with other lasers, as well as with scalpels, scissors, air abrasion systems, and a variety of other cutting tools that are used to perform dental and medical cutting procedures. We believe our products have key differentiating performance features; for example, we market diode lasers which have FDA clearance for use in both pain management therapy and teeth whitening, in addition to a full range of soft tissue indications, and we know of no other laser in this diode category with this range of capabilities. Our teeth whitening technology competes with other in-office whitening products and high intensity lights used by dentists, as well as teeth whitening strips, and other over-the-counter products. Our pain management technology competes with a variety of traditional, advanced, and pharmaceutical pain management products and services. The dental imaging equipment and in-office milling machines that we offer also competes with traditional and advanced products and services.

Traditional tools could be less expensive for performing similar procedures. For example, a high speed handpiece or an electrosurge device, not including the cost of replacement disposables, can be purchased for less than $2,500 each. In addition, though our systems are superior to drills in many ways, they are not intended to replace all of the applications of the high speed drill, such as cutting metal fillings and certain polishing and grinding functions.

Some of our competitors have significantly greater financial, marketing, and/or technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to those performed by our products. Because of the large size of the potential market for our products, we anticipate that new or existing competitors may develop competing products, procedures, or clinical solutions which could prove to be more effective, safer, or less costly than procedures using our laser systems. The introduction of new products, procedures, or clinical solutions by competitors may result in price reductions, reduced margins, loss of market share, or may render our products obsolete.

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

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include:

—	device listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
—

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design control, testing, change control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

—	labeling control and advertising regulations which include FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label uses or indications;
—	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
—	approval of product modifications that affect the safety or effectiveness of one of our future approved devices;
—

medical device reporting (“MDR”), regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

—	post-approval restrictions or conditions, including post-approval study commitments;
—	post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
—

the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws or regulations or other conditions under which the product was approved;

—	regulations pertaining to voluntary recalls; and
—	notices of corrections or removals.

We will need to invest significant time and other resources to ensure ongoing compliance with FDA QSR and other post-market regulatory requirements.

We have registered with the FDA as a medical device manufacturer and we have obtained a manufacturing license from the California Department of Health Services. As a manufacturer, we are subject to announced and unannounced facility inspections by the FDA and the California Department of Health Services to determine our compliance with various regulations. Our subcontractors’ manufacturing facilities are also subject to inspection.

If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

—	fines and civil penalties;
—	unanticipated expenditures to address or defend such actions;
—	delays in clearing or approving, or refusal to clear or approve, our products;
—	withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;
—	product recall or seizure;
—	interruption of production;
—	operating restrictions;
—	injunctions; and
—	criminal prosecution.

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

Foreign Regulation

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of medical devices within the European Union. During this process, the sponsor must demonstrate compliance with the International Organization for Standardization’s manufacturing and quality requirements. We have received CE Marking for our WaterLase and Diode laser systems. Additionally, foreign countries in which the Company markets its products may subject the Company to regulations affecting, among other things, product standards and specifications, packaging requirements, labeling requirements, quality system requirements, import restrictions, tariffs, duties, and tax requirements. We cannot assure you that we will be able to obtain necessary foreign government approvals or successfully comply with foreign regulations. Our failure to do so could hurt our business, financial condition, and results of operations.

Other U.S. Regulation

We and subcontractors also must comply with numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and hazardous substance disposal. We are also subject to various reporting requirements including those prescribed by the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and Dodd-Frank Wall Street Reform and Consumer Protection Act. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not hurt our business, financial condition, and results of operations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition, and results of operations.

Environmental

Our manufacturing processes involve the use, generation, and disposal of hazardous materials and wastes, including alcohol, adhesives, and cleaning materials. As such, we are subject to stringent federal, state, and local laws relating to the protection of the environment, including those governing the use, handling, and disposal of hazardous materials and wastes. Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Health Care Fraud and Abuse

In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes, or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Health Care Programs’ Anti-Kickback Law (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any bribe, kickback, or other remuneration intended to induce the referral of patients for, or the purchase order, or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General within the Department of Health and Human Services (“OIG”) has created statutory “exceptions” and regulatory “safe harbors.” Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law and the OIG or other government enforcement authorities will examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid, and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that parallel and implicate anti-kickback restrictions analogous to the federal anti-kickback law, but may apply regardless of whether any federal health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with dental and medical providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, physicians, dentists, and others in a position to purchase or recommend our products.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: health care fraud and false statements related to health care matters. The health care fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government sponsored programs. The false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services. A violation of this statute is a felony and may result in fines and imprisonment.

The federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral.

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

The Affordable Care Act, enacted in March 2010, is intended to expand health insurance coverage to uninsured persons in the U.S. The impact of this expansion of coverage on the sales of our products is currently unknown. The Affordable Care Act includes Medicare reimbursement policy, payment and health care delivery system, and coverage reforms, including development, implementation, and revision to prospective payment systems, any of which may adversely impact third-party reimbursements received by our end-user customers. Centers for Medicare and Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, along with its contractors, establish coverage and reimbursement policies for the Medicare program. In addition, private payers, whom often follow the coverage and reimbursement policies of Medicare, and employer-sponsored health care plans, are subject to rules and penalties under the Affordable Care Act which may also adversely impact third-party reimbursements received by our end-user customers. We cannot assure you that government or private third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate and we continue to assess the impact of the Affordable Care Act on our business.

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

Employees

At December 31, 2013, the Company employed approximately 220 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors (“Board”), which follows the annual meeting of stockholders, and at other Board meetings, as appropriate.

At March 17, 2014, the executive officers of the Company were as follows:

Name	Age	Position
Federico Pignatelli	61	Chief Executive Officer and Chairman of the Board
Alexander K. Arrow, MD	43	President and Chief Operating Officer
Frederick D. Furry	46	Chief Financial Officer

Federico Pignatelli has served as our Chief Executive Officer (“CEO”) since August 2010 and Chairman of the Board since September 2010. Mr. Pignatelli served as Chairman of our Board from 1994 until March 2006, at which point he resigned as Chairman of the Board and became Chairman Emeritus. Mr. Pignatelli served as our President from January 2008 until June 2010. From November 2007 to January 2008, Mr. Pignatelli served as interim CEO. Mr. Pignatelli has served as a director since 1991. Mr. Pignatelli is the Founder, and has served as President, of Art & Fashion Group since 1992. Art & Fashion Group is a holding company of an array of businesses providing services to the advertising industry, including the world’s largest complex of digital and film still photography studios for production and post-production. Previously, Mr. Pignatelli was a Managing Director at Gruntal & Company, an investment banking and brokerage firm, and was a Managing Director of Ladenburg, Thalmann & Co., an investment banking and brokerage firm.

Alexander K. Arrow, MD, has served as our President and Chief Operating Officer since June. Dr. Arrow has also served on the Board of Rindex Medical, a cardiovascular device start-up, since June 2011. Dr. Arrow was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., a Stanford-affiliated neurological device company seeking to commercialize optogenetics-enabled products, from 2012 until 2013. From 2007 through 2012, Dr. Arrow was the Chief Financial Officer and Medical Director of Arstasis, Inc., a 115-employee cardiology device manufacturer. From 2002 until 2007, Dr. Arrow headed medical technology equity research at the global investment bank Lazard. From 1999 through 2001, Dr. Arrow served as Chief Financial Officer of The Patent & License Exchange, Inc. Dr. Arrow holds a medical doctorate from Harvard Medical School and a bachelor’s degree in biophysics, magna cum laude, from Cornell University.

Frederick D. Furry has served as our Chief Financial Officer since November 2010. From October 2011 to June 2013, Mr. Furry also served as our Chief Operating Officer. From July 2004 to December 2009, Mr. Furry served as an audit partner of Windes & McClaughry. Mr. Furry is a certified public accountant (inactive) and has significant experience working with manufacturing and high technology companies with more than 18 years with public accounting firms, including PricewaterhouseCoopers. Mr. Furry holds a master’s of business administration and bachelor’s of business administration from University of California, Riverside.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, WaterLase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, WaterLase MD®, WaterLase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of Biolase, Inc., and Diolase™, HydroPhotonics™, LaserPal™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™ , Comfortprep™ , Rapidprep™ , Bondprep™ , Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Laser™, Epic™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, WaterLase MDX™, Total Technology Solution™, Geyserlaser™, Geyser™, eplus™, elase™, and Galaxy BioMill™ are trademarks of BIOLASE, Inc. All other product and company names are registered trademarks or trademarks of their respective owners.

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

Risks Related to Our Revenue

Although our financial statements have been prepared assuming the Company will continue as a going concern, our management and our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2013, believe that our recurring losses from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of December 31, 2013.

Our audited financial statements for the fiscal year ended December 31, 2013, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors; establish profitable operations through increased sales and a reduction of operating expenses; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs. We intend to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally. However, we cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

Our business is highly sensitive to changes in general economic conditions as a seller of capital equipment to end users in dental professional practices. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions may:

—	reduce demand for our products and services, increase order cancellations and result in longer sales cycles and slower adoption of new technologies;
—	increase the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;
—	increase price competition in our served markets; and
—	result in supply interruptions, which could disrupt our ability to produce our products.

We have experienced net losses for each of the past three years and we may experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $123.8 million at December 31, 2013. We recorded net losses of approximately $11.5 million, $3.1 million, and $4.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline.

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

The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

—	our results of operations;
—	general economic conditions and conditions in the dental or medical device industries;
—	the perception of our business in the capital markets;
—	our ratio of debt to equity;
—	our financial condition;
—	our business prospects; and
—	interest rates.

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

We rely on exclusive and non-exclusive independent distributors for a portion of our sales in North America and a majority of our sales in countries outside of the United States and Canada. For the fiscal years ended December 31, 2013, 2012, and 2011 revenue from distributors accounted for approximately 30%, 23%, and 42% of our total net revenue, respectively. Our ability to maintain or increase our revenue will depend in large part on our success in developing and maintaining relationships with our current distributors and developing relationships with new distributors. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly.

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

There is a learning process involved for dental practitioners to become proficient users of our laser systems. It is critical to the success of our sales efforts to adequately train a sufficient number of dental practitioners. Following completion of training, we rely on the trained dental practitioners to advocate the benefits of our products in the broader marketplace. Convincing dental practitioners to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If dental practitioners are not properly trained, they may misuse or ineffectively use our products, or may be less likely to appreciate our laser systems. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us, any of which could negatively affect our reputation and sales of our laser systems.

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

Section 382 of the Internal Revenue Code (“IRC”) of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by IRC Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Based on our analysis, we believe that, as of December 31, 2013, approximately $77.9 million of net operating loss carryforwards were available to us for federal income tax purposes. A detailed analysis will be required at the time we begin utilization of any net operating losses to determine if there is an IRC Section 382 limitation. In addition, any ownership changes qualifying under IRC Section 382, including changes resulting from or affected by public offerings or stock repurchase plans, may adversely affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits.

Risks Related to Our Intellectual Property

If the patents that we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology; however, we cannot assure that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition, or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors may independently develop similar or more desirable products, duplicate our products, or design products that circumvent our patents. The laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. In addition, there have been recent changes in patent laws and rules of the U.S. Patent and Trademark Office, and there may be future proposed changes which, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitive position and financial condition may be adversely affected.

If third parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on the markets for dental and other medical lasers. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation, or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, may be time-consuming and distracting to management, result in costly litigation, or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on acceptable terms, or at all. Any of the foregoing adverse events could seriously affect our business.

Risks Related to Our Regulatory Environment

Changes in government regulation or the inability to obtain or maintain necessary government approvals could harm our business.

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture and market products for human use, we must comply with regulations and safety standards set by the FDA and comparable state and foreign agencies. Regulations adopted by the FDA are wide ranging and govern, among other things, product design, development, manufacture and control testing, labeling control, storage, advertising, and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming, and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action which may include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing, and marketing products and services necessary for us to remain competitive.

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

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, President Obama signed health care reform legislation into law that will require most individuals to have health insurance, establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures. In general, an expansion in government’s role in the U.S. health care industry may lower reimbursements for our products or the procedures for which our products are used, reduce demand for innovative products, reduce volumes for dental and medical procedures, and adversely affect our business and results of operations, possibly materially. In addition, as a result of the focus on health care reform, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels.

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

We are directly or indirectly, through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

—	the Federal Food, Drug, and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution, and sale of prescription drugs and medical devices;
—	state food and drug laws;
—

the federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce either;

—	the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

—

Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

—

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

—

federal provisions of HIPAA that established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services;

—	federal and state false claims laws that prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent;
—

state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Anti-Kickback Law and the Stark Law, which may not be limited to government reimbursed items; and

—	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection.

If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. If we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, or curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Product sales or introductions may be delayed or canceled as a result of the FDA regulatory process which could cause our sales or profitability to decline.

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the FDA and similar regulatory authorities abroad can be costly and time consuming, and we cannot assure you that such approvals and clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The pre-market approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies, and human clinical trials. Because we cannot assure you that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement may occur. We cannot assure you that the FDA will not require a new product or product enhancement to go through the lengthy and expensive pre-market approval application process. Delays in obtaining regulatory clearances and approvals may:

—	delay or eliminate commercialization of products we develop;
—	require us to perform costly procedures;
—	diminish any competitive advantages that we may attain; and
—	reduce our ability to collect revenues or royalties.

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

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, or design defects, including defects in labeling. Any recall would divert management’s attention and financial resources and harm our reputation with customers. Any recall involving our laser systems would be particularly harmful to our business and financial results because the laser systems compose such an important part of our portfolio of products.

Our business and results of operations may be adversely affected by provisions of the Affordable Care Act.

Under the Affordable Care Act, we are subject to a 2.3% excise tax payable semi-monthly on U.S. revenues of certain medical devices beginning in January 2013. A significant portion of our revenue is generated from medical devices sold in the U.S. and these taxes are imposed on us whether or not we earn a profit. The Affordable Care Act also contains reporting requirements of certain payments made by us to medical and dental practitioners and teaching hospitals (the “Physician Payment Sunshine Act”) which will be published on a publicly available website annually beginning in 2014. This requirement is expected to increase the administrative costs for both manufacturers and health care providers and may result in a decline in our collaborative efforts. A decline in these collaborations may adversely affect advances in our laser technology or may reduce attendance at events at which our technology is demonstrated, which could reduce demand for our products and lead to sales price pressures.

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

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We may encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must ensure our manufacturing facilities, processes, and quality systems, and the manufacture of our laser systems comply with FDA regulations governing facility compliance, quality control, and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we may expend significant resources in obtaining, maintaining, and remedying our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s QSR and other regulatory requirements. We have experienced quality issues with components of our products supplied by third parties. If we do not succeed in manufacturing our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, our business could be harmed.

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

Our products may contain defects that cannot be repaired easily and inexpensively, and we have experienced in the past and may experience in the future some or all of the following:

—	loss of customer orders and delay in order fulfillment;
—	damage to our brand reputation;
—	increased cost of our warranty program due to product repair or replacement;
—	inability to attract new customers;
—	diversion of resources from our manufacturing and research and development departments into our service department; and
—	legal action.

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

We frequently do not use written supply contracts with our key suppliers; instead, we purchase certain materials and components included in our products from a limited group of suppliers using purchase orders. Our business depends, in part, on our ability to obtain timely deliveries of materials and components in acceptable quality and quantities from our suppliers. Certain components of our products, particularly specialized components used in our lasers, are currently available only from a single source or limited sources. For example, the crystal, fiber, and hand pieces used in our WaterLase systems are each supplied by a separate single supplier. Our dependence on single-source suppliers involves several risks, including limited control over pricing, availability, quality, and delivery schedules. If any one or more of our single-source suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage acceptable alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our business efforts and adversely affect our ability to generate sales. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

—	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;
—	we may have difficulty locating and qualifying alternative suppliers for the various components in our laser systems;
—	switching components may require product redesign and submission to the FDA of a 510(k) application, which could significantly delay production;
—

our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner; and

—

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

The markets in which our products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, and frequent introductions of new devices and evolving dental and surgical techniques. Competing products may emerge which could render our products uncompetitive or obsolete. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time consuming, and uncertain. We cannot guarantee that we will successfully identify new product opportunities, identify new and innovative applications of our technology, or be financially or otherwise capable of completing the research and development required to bring new products to market in a timely manner. An inability to expand our product offerings or the application of our technology could limit our growth. In addition, we may incur higher manufacturing costs if manufacturing processes or standards change, and we may need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures.

Failure to effectively manage and implement our growth strategies could negatively affect our business, financial condition, and results of operations.

Our growth strategy includes adding new vendors and products to further expand our offerings within existing product markets and developing new product offerings leveraging our patented laser technologies and strategic relationships for entry into new product markets. Expansion of our existing product markets and entry into new product markets divert the use of our resources and systems, require additional resources that might not be available (or available on acceptable terms), require additional country-specific regulatory approvals, result in new or increasing competition, may require longer implementation times or greater start-up expenditures than anticipated, and may otherwise fail to achieve the desired results in a timely fashion, if at all. These efforts may also require that we successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively, and manufacture and deliver sufficient volumes of new products of appropriate quality on time. If we are unable to increase our sales and earnings by expanding our product offerings in a cost effective manner, if we fail to accurately predict future customer needs and preferences, or if we fail to produce viable technologies, then our revenues may not grow, which would adversely affect our profitability. In addition, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer. In addition, promising new products may fail to reach the market or realize only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, or uncertainty over third-party reimbursement, which could also adversely affect our profitability.

Our failure to effectively manage our growth could have an adverse effect on our business, financial condition, or results of operations. Additionally, our growth may increase our working capital requirements and as a result, we may require additional equity or debt financing. Such financing may not be available on terms that are favorable to us, if at all.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2013, 2012, and 2011, international sales accounted for approximately 37%, 29%, and 33% of our net revenue, respectively. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, including among others:

—	adverse changes in tariffs and trade restrictions;
—	political, social, and economic instability and increased security concerns;
—	fluctuations in foreign currency exchange rates;
—	longer collection periods and difficulties in collecting receivables from foreign entities;
—	exposure to different legal standards;
—	transportation delays and difficulties of managing international distribution channels;
—	reduced protection for our intellectual property in some countries;

—	difficulties in obtaining domestic and foreign export, import, and other governmental approvals, permits, and licenses, and compliance with foreign laws;
—	the imposition of governmental controls;
—	unexpected changes in regulatory or certification requirements;
—	difficulties in staffing and managing foreign operations; and
—	potentially adverse tax consequences and the complexities of foreign value-added tax systems.

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

Risks generally associated with our information systems could adversely affect our results of operations.

We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and manage data to, among other things:

—	facilitate the purchase and distribution of thousands of inventory items through numerous distributors;
—	receive, process and ship orders on a timely basis;
—	accurately bill and collect from thousands of customers;
—	process payments to suppliers; and
—	provide technical support to our customers.

A cyber-attack that bypasses our IS security causing an IS security breach may lead to a material disruption of our IS and/or the loss of business information, which could adversely affect our business. These risks may include, among others, the following:

—	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;
—	operational or business delays resulting from the disruption of IS and subsequent clean-up and mitigation activities; and
—	liability for a breach of personal financial and health information belonging to our customers and their patients.

Our results of operations could be adversely affected if our IS are interrupted, damaged by unforeseen events, incur cyber-attacks or fail for any extended period of time.

Fluctuations in our revenue and operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our revenue and operating results fluctuate from quarter to quarter due to a number of factors, many of which are beyond our control. Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. We believe that this trend exists because a significant number of dentists purchase their capital equipment towards the end of the calendar year in order to maximize their practice earnings while seeking to minimize their taxes. This can be accomplished by utilizing certain tax incentives, such as accelerated depreciation methods for purchasing capital equipment, as part of their year-end tax planning. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. Our historical seasonal fluctuations may also be impacted by sales procedures employed by large dental distributors that encourage end-of-quarter and end-of-year buying in our industry. If our quarterly revenue or operating results fall below the expectations of investors, analysts, or our previously stated financial guidance, the price of our common stock could decline substantially. Other factors that might cause quarterly fluctuations in our revenue and operating results include the following:

—	variation in demand for our products, including seasonality;
—	our ability to research, develop, market, and sell new products and product enhancements in a timely manner;
—	our ability to control costs;
—	our ability to control quality issues with our products;

—	regulatory actions that impact our manufacturing processes;
—	the size, timing, rescheduling, or cancellation of orders from distributors;
—	the introduction of new products by competitors;
—	the length of and fluctuations in sales cycles;
—	the availability and reliability of components used to manufacture our products;
—	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;
—	legal expenses, particularly related to litigation matters;
—	general economic conditions including the availability of credit for our existing and potential customer base to finance purchases;
—	the mix of our domestic and international sales and the risks and uncertainties associated with international business;
—	costs associated with any future acquisitions of technologies and businesses;
—	limitations on our ability to use net operating loss carry-forwards under the provisions of IRC Section 382 and similar state laws;
—	developments concerning the protection of our intellectual property rights;
—

catastrophic events such as hurricanes, floods, and earthquakes, which can affect our ability to advertise, sell, and distribute our products, including through national conferences held in regions in which these disasters strike; and

—	global economic, political, and social events, including international conflicts and acts of terrorism.

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

The credit availability and liquidity of our customers and suppliers may be materially affected by the ongoing credit crisis. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. We currently sell our products primarily to dentists in general practice. These dentists often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates increase or the availability of credit is otherwise negatively impacted by market conditions, these financing arrangements will be more expensive to our dental customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. The recent recession made, and may continue to make, such funding less readily available. Any reduction in the sales of our products would cause our business to suffer.

We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition, sales and trading practices, environmental matters, personal injury, and insurance coverage. Some of these lawsuits include claims for punitive as well a compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our business, financial condition, and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures. In addition, developments in legal proceedings in any given period may require us to record loss contingency estimates in our financial statements, which could adversely affect our results of operations in any period.

Our operations are consolidated primarily in one facility. A disruption at this facility could result in a prolonged interruption of our business and adversely affect our results of operation and financial condition.

Substantially all of our administrative operations and our manufacturing operations are located at our facility in Irvine, California, which is near known earthquake fault zones. We have taken precautions to safeguard our facilities including disaster recovery planning and off-site backup of computer data; however, a natural disaster such as an earthquake, fire, or flood, could seriously harm our business, adversely affect our operations, and damage our reputation with customers. Additionally, labor disputes, maintenance requirements, power outages, equipment failures, civil unrest, or terrorist attacks affecting our Irvine, California facility may materially and adversely affect our operating results. Our business interruption insurance coverage may not cover all or any of our losses from natural disasters or other disruptions.

If we lose the services of our key personnel, or if we are unable to attract other key personnel, we may not be able to manage our operations or meet our growth objectives.

We are highly dependent on our senior management, especially Federico Pignatelli, our Chief Executive Officer, Fred Furry, our Chief Financial Officer, and other key employees. We are also heavily dependent on our engineers, sales and marketing personnel, and other highly skilled technical personnel. Our success will depend on our ability to retain our current management, engineers, marketing and sales team, and other technical personnel and to attract and retain qualified like personnel in the future. Competition for senior management, engineers, marketing and sales personnel, and other specialized technicians is intense and we may not be able to retain our personnel. The loss of the services of members of our key personnel could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our officers may terminate their employment at any time without notice for any reason.

Existing or future acquisitions of businesses could negatively affect our business, financial condition, and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or if we discover previously undisclosed liabilities.

Successful acquisitions depend upon our ability to identify, negotiate, complete, and integrate suitable acquisitions and to obtain any necessary financing. We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Even if we complete acquisitions, we may experience:

—	difficulties in integrating any acquired companies, personnel, products, and other assets into our existing business;
—	delays in realizing the benefits of the acquired company, product, or other assets;
—	diversion of our management’s time and attention from other business concerns;
—	limited or no direct prior experience in new markets or countries we may enter;
—	higher costs of integration than we anticipated; and
—	Difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

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

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act added Section 13(p) to the Securities Exchange Act of 1934 which requires us to disclose annually whether any conflict minerals, including tantalum, tin, gold, and tungsten, that are necessary to the functionality or production of a product manufactured by us originated in the Democratic Republic of the Congo or an adjoining country. Components of our products containing these minerals are sourced through various vendors who may have complex supply chains which may change from time to time due to the influence of availability, pricing, or other factors in their purchasing decisions. We are required to conduct a good faith and reasonable effort to determine the source of these materials; however, there can be no assurance that members in the supply chain will be willing or able to provide this information or further identify their sources of supply or notify us timely of changes. We must comply with the final rule for the calendar year beginning January 1, 2013 with the first reports due May 31, 2014.

In addition, pursuant to Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), we are required to evaluate and provide a management report of our systems of internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. The market price and volume of our common stock may fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors. Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on our stock market price, many of which we cannot control. These include but are not limited to:

—	actual or anticipated fluctuations in our operating results or future prospects;
—	our announcements or our competitors’ announcements of new products;
—	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
—	strategic actions by us or our competitors, such as acquisitions or restructurings;
—	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
—	changes in accounting standards, policies, guidance, interpretations, or principles;
—	changes in our growth rates or our competitors’ growth rates;
—	developments regarding our patents or proprietary rights or those of our competitors;
—	our inability to raise additional capital as needed;
—	concerns or allegations as to the safety or efficacy of our products;
—	changes in financial markets or general economic conditions;

—	sales of stock by us or members of our management team, our Board, or certain institutional stockholders; and
—	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding convertible securities, future sales of our equity, or the future grant of equity by us.

You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding options and warrants issued as incentive compensation for services performed by employees, directors, consultants, and others, future sales of our equity, or the grant of future equity awarded by us. As of December 31, 2013, an aggregate of 7,750,000 shares of common stock were reserved for future issuance under our equity incentive plan, 4,441,000 of which were subject to options outstanding as of that date at a weighted average exercise price of $3.51 per share. In addition, as of December 31, 2013, 1,598,000 shares of our common stock were subject to warrants at a weighted average exercise price of $5.66 per share. Of the 4,441,000 outstanding stock options at December 31, 2013, 2,688,000 stock options were exercisable. To the extent that outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders. We also expect to issue additional shares of our equity securities to raise capital. During 2013, we sold approximately 2.7 million shares of common stock through a registered direct offering for gross proceeds totaling approximately $5.0 million, and sold 340,000 shares of common stock through an unregistered direct offering for gross proceed totaling approximately $612,000. During 2011, we sold approximately 2.5 million shares of common stock through a controlled equity offering for gross proceeds totaling approximately $9.3 million and we also sold an aggregate of 1.6 million shares in a private placement for gross proceeds totaling approximately $9 million. Our Board declared a 0.5% stock dividend in each of the four quarters in 2013 and 2012 and a 1% stock dividend in each of the four quarters in 2011 which resulted in the issuance of 667,342 shares, 634,162 shares, and 1,165,715 shares, respectively.

Our corporate documents and Delaware law contain provisions that could discourage, delay, or prevent a change in control of our company and reduce the market price of our stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board to issue up to 500,000 shares of “blank check” preferred stock. As a result, without further stockholder approval, the Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” generally means (subject to certain exceptions as described in the Delaware General Corporation Law) someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years.

In addition, we have adopted a stockholder rights plan. Under the stockholder rights plan, if any party acquires 20% or more, as amended February 4, 2014, of our outstanding common stock while the stockholder rights plan remains in place, subject to a number of exceptions set forth in the plan, the holders of these rights, other than the party acquiring the 20% position, will be able to purchase shares of our common stock, or other securities or assets, at a discounted price, causing substantial dilution to the party acquiring the 20% position. Following the acquisition of 20% or more of our stock by any person, without a redemption of the rights or a termination of the stockholder rights plan by the Board, if we are acquired by or merged with any other entity, holders of these rights, other than the party acquiring the 20% position, will also be able to purchase shares of common stock of the acquiring or surviving entity if the stockholder rights plan continues to remain in place. Our stockholder rights plan could discourage a takeover attempt and make an unsolicited takeover of our company more difficult. As a result, without the approval of our Board, you may not have the opportunity to sell your shares to a potential acquirer of us at a premium over prevailing market prices. This could reduce the market price of our stock.

We may elect to not declare cash dividends on our stock, or may elect to only pay dividends on an infrequent or irregular basis, and any return on your investment may be limited to the value of our stock.

Our Board may from time to time declare, and we may pay, cash dividends on our outstanding shares of common stock in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions, and other factors deemed relevant by our Board. In the event our Board declares any cash dividends, there is no assurance with respect to the amount, timing, or frequency of any such dividends.

We could be negatively affected as a result of a proxy fight and related litigation.

In March 2014, we received from Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC, Oracle Investment, Inc., and Larry N. Feinberg (collectively “Oracle”), which reports that it owns 16% of our common stock, declared its intention to change the composition of our Board. Oracle nominated a majority opposition slate of individuals for election to replace our Board at the 2014 Annual Meeting of Stockholders and has stated its dissatisfaction with our performance and senior management. Oracle has filed a lawsuit against our Board with respect to the present composition of our Board and the operation of the Company until the Court determines the Board composition, see Item 3 — “Legal Proceedings.” A proxy contest and related litigation could negatively affect us because:

•

Responding to proxy contests, litigation, and other actions by dissident shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•

Perceived uncertainties as to our future direction may divert the attention of, damage morale, and create instability among our business partners, management, and employees, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining, and motivating personnel during the resulting uncertain and turbulent times;
•

If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

•	Increases in legal fees, administrative, and associated costs incurred in connection with responding to a proxy contest and related litigation could be substantial; and
•	A proxy contest, or the threat of one, could cause our stock price to experience periods of volatility or stagnation.

Risks Related to Our Revolving Credit Facilities

The terms of our revolving credit facilities impose financial and operating restrictions on us and failure to comply may have an adverse effect on our business, liquidity, and financial position.

Our revolving credit facilities contain a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:

—	incur additional indebtedness and grant liens on assets;
—	make certain investments and restricted payments (including the ability to pay cash dividends and repurchase stock);
—	undertake certain acquisitions or sell certain assets;
—	enter into certain transactions with our affiliates; and
—	replace our Chief Executive Officer or Chief Financial Officer, unless our Board determines, in good faith, exigent circumstances require their prompt replacement.

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. Further, the revolving credit facilities subject us to various reporting covenants and financial covenants, including requirements to maintain certain levels of debt ratios and minimum earnings before income taxes, depreciation, and amortization (“EBITDA”).

The lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the bank. Cash is disbursed to us only after payment of the applicable debt service and principal.

Our ability to borrow under the revolving bank facilities is subject to compliance with the negative and financial covenants. If we breach any of the covenants in our revolving credit facilities, we may be in default under our revolving credit facilities. If we default, our borrowings under the revolving credit facilities, plus accrued interest and other fees, could be declared due and payable.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2013, we owned or leased a total of approximately 73,000 square feet of space worldwide. We lease our corporate headquarters and manufacturing facility which consists of approximately 57,000 square feet in Irvine, California. Our lease expires on April 20, 2015. We also own a 12,000 square foot manufacturing and administrative facility in Floss, Germany. See Note 3 to the Notes to the Consolidated Financial Statements – Property, Plant, and Equipment, Net.

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

Class Action Lawsuits

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al., Case No. 13-CV-1300 JST (FFMx) was filed in the United States District Court for the Central District of California against BIOLASE and its current executive officers Federico Pignatelli and Frederick D. Furry.  On August 26, 2013, a purported class action lawsuit entitled Ralph Divizio v. Biolase, Inc., et al., Case No. 13-CV-1317 DMG (MRWx) was filed in the same court against BIOLASE, Messrs. Pignatelli and Furry, and current executive officer Alexander K. Arrow.  Each of the lawsuits alleges violations of the federal securities laws and asserts causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In accordance with the Private Securities Litigation Reform Act of 1995, on December 10, 2013, the court entered an order consolidating the lawsuits, appointing a lead plaintiff and approving lead plaintiff's selection of lead counsel. On February 24, 2014, lead plaintiff filed a consolidated complaint against BIOLASE and Messrs. Pignatelli, Furry, and Arrow, alleging violations of the federal securities laws and asserting causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On November 19, 2013, our Board received a letter from attorneys for purported shareholder David T. Long, demanding that the Board investigate, institute litigation, and take measures to redress and prevent alleged wrongdoing concerning the dissemination of certain allegedly false and misleading public disclosures we made between January 2013 and August 2013.

As of December 31, 2013, we paid $250,000 for legal costs expected to be incurred in connection with these matters. We believe that the claims contained in the lawsuits are without merit and intend to vigorously defend against the claims.

Director Dispute and Shareholder Litigation

On March 3 and 6, 2014, we disclosed that the Board had appointed Paul N. Clark and Jeffrey M. Nugent to the Board and Dr. Alexander K. Arrow and Dr. Sam Low had tendered their resignations.  Subsequent to this disclosure, questions were raised as to whether these changes were effected.

On March 7, 2014, we received from Oracle, which reports that it is a 16% shareholder, a notice pursuant to our Bylaws, stating that Oracle intended to nominate four independent directors for election to the Board at our 2014 Annual Meeting of Stockholders. Oracle’s nominees are Messrs. Clark and Nugent, Frederic H. Moll, and Eric Varma, M.D.

On March 11, 2014, Oracle filed a lawsuit in the Delaware Court of Chancery seeking a determination of the composition of our Board and a temporary restraining order that would preclude our Board from taking any action without the approval of four purported directors whose directorships Oracle claims to be undisputed.

We have reason to believe that Oracle and individuals who may be, depending on the outcome of the foregoing dispute, members of our Board will seek to make changes in our senior management and the composition of our Board and its committees.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against us in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 regarding our EZlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that we issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (“USPTO”) to consider our request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the patent while finding that other claims appeared to be patentable.  Both parties are permitted to appeal the USPTO’s findings to the Patent Trial and Appeal Board. We appealed the USPTO’s findings on January 9, 2014. On January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board.

We filed a patent infringement lawsuit against Fotona dd. (“Fotona”) in Düsseldorf District Court alleging infringement with respect to the Fotona Fidelis dental laser system. Oral proceedings are currently scheduled for March 2014. Fotona denies liability and seeks the reimbursement of statutory fees from us. Together with its response brief, Fotona also filed a nullity action against the patent in dispute, patent number EP 1 560 470. The nullity action is pending at the German Federal Patent Court (the “Patent Court”), Docket No. 1 Ni 58/13 (EP). On September 2, 2013, we filed our counterplea in the infringement proceedings and phrased our arguments defending the validity of the patent. These arguments were also the subject of the defense brief to the Patent Court in the parallel nullity action proceedings. On September 9, 2013, we filed our response to the Patent Court. Fotona filed a rejoinder on February 3, 2014, including our counterplea on nullity.

False Advertising Lawsuit

We filed a false advertising lawsuit against Fotona and Technology4Medicine L.L.C., two of our competitors (together "the Defendants") in United States District Court for the Central District of California. The lawsuit alleges six causes of action, and claims that the Defendants have made false and misleading statements regarding the Company's products, technology, and management. The lawsuit, filed on February 20, 2014, seeks both cash damages and injunctive relief.

Other Matters

In the normal course of business, we are subject to legal proceedings, lawsuits, and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to us from these matters, individually and in the aggregate, would not be material to our financial condition, results of operations, or cash flows. However, there can be no assurance with respect to such results, and monetary liability or financial impact to us from these other matters could differ materially from those projected.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BIOL.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated:

	2013		2012
	High	Low	High	Low
First Quarter	$4.46	$1.88	$3.43	$2.44
Second Quarter	$5.90	$3.57	$2.99	$1.72
Third Quarter	$4.02	$1.20	$2.00	$1.50
Fourth Quarter	$3.06	$1.51	$2.37	$1.65

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of February 28, 2014, the closing price of our common stock on the NASDAQ Capital Market was $3.09 per share, and the number of stockholders of record was 169. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We currently intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Stock dividends are discussed quarterly by our Board and management. The actual declaration of future stock dividends, and the establishment of record and payment dates, is subject to final determination by our Board after its review of our financial performance, expected future operations and earnings, and any other factors as our Board may deem relevant. Our dividend policy may be changed at any time, and from time to time, by our Board.

Sale of Unregistered Common Stock

On December 19, 2013, we entered into a subscription agreement (the “December 2013 Subscription Agreement”) with Oracle Ten Fund Master, L.P. under which we sold an aggregate of 340,000 unregistered shares of common stock in a private placement at a price of $1.80 per share. Gross proceeds from the sale totaled $612,000. The common stock has not been registered under the Securities Act of 1933 (the "Act") and was offered pursuant to the exemptions from registration promulgated under the Act. No registration rights were provided and none of the common stock sold may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirements.

The following table sets forth certain information relating to our stock dividends declared during 2013, 2012, and 2011:

	Declaration Date	Record Date	Payment Date	Dividend per Share	Number of Shares Outstanding	Total Stock Dividends Declared
	(in thousands, except per share data)
Calendar year 2013	Dec. 5, 2013	Dec. 16, 2013	Dec. 30, 2013	0.5%	35,191,663	179,847
	Aug. 15, 2013	Aug. 30, 2013	Sept. 13, 2013	0.5%	31,999,465	164,026
	May 21, 2013	Jun. 14, 2013	Jun. 28, 2013	0.5%	31,831,732	162,933
	Feb. 28, 2013	Mar. 15, 2013	Mar. 29, 2013	0.5%	31,343,676	160,536
Calendar year 2012	Nov. 8, 2012	Dec. 14, 2012	Dec. 28, 2012	0.5%	31,283,974	159,490
	Aug. 22, 2012	Sept. 14, 2012	Sept. 28, 2012	0.5%	31,124,484	158,561
	May 10, 2012	Jun. 8, 2012	Jun. 25, 2012	0.5%	31,062,608	158,318
	Mar. 2, 2012	Mar. 15, 2012	Mar. 30, 2012	0.5%	30,805,300	157,793
Calendar year 2011	Nov. 11, 2011	Nov. 25, 2011	Dec. 5, 2011	1%	30,635,756	306,782
	Aug. 18, 2011	Aug. 29, 2011	Sept. 15, 2011	1%	30,283,112	303,866
	May 31, 2011	Jun. 10, 2011	Jun. 30, 2011	1%	29,845,323	283,656
	Mar. 10, 2011	Mar. 15, 2011	Mar. 31, 2011	1%	27,778,313	271,411

In February 2014, the Board announced a 2% annual stock dividend policy for 2014 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 28, 2014 to stockholders of record on March 14, 2014. Although the Board expressed its desire to continue to declare stock dividends in each quarter, the March Stock Dividend was deemed to be a special dividend and there is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

Stock Repurchase Program

On August 10, 2011, we announced that our Board authorized a stock repurchase program, pursuant to which we were authorized to repurchase up to an aggregate of 2,000,000 shares of our outstanding common stock. The stock repurchase program became effective on August 12, 2011 and expired on August 12, 2013. Pursuant to the stock repurchase program, we repurchased 133,365 shares and 100,500 shares of our common stock at a weighted average price of $1.73 and $2.68 during the years ended December 31, 2012 and 2011, respectively.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filings.

The following stock performance graph below compares the cumulative total stockholder return for Biolase, Inc. on $100 invested, assuming the reinvestment of all dividends, on December 31, 2008, the last trading day before our 2009 fiscal year, through the end of fiscal 2013 with the cumulative total return on $100 invested for the same period in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. The historical stock performance shown on the graph below is not necessarily indicative of future price performance.

	Years Ended December 31,
	2008	2009	2010	2011	2012	2013
Biolase, Inc.	$100.00	$128.19	$117.45	$179.49	$131.81	$205.69
NASDAQ Composite Index	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Medical Equipment	100.00	135.05	144.86	158.78	175.96	205.02

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$56,430	$57,356	$48,858	$26,225	$43,347
Net cost of revenue(1)	34,900	30,878	27,540	17,400	23,285
Gross profit	21,530	26,478	21,318	8,825	20,062
Operating expenses:
Sales and marketing(1)	18,682	16,250	13,075	9,938	11,041
General and administrative(1)	9,377	8,075	7,936	6,557	7,835
Engineering and development(1)	4,029	4,684	4,311	3,790	4,146
Excise tax	438	—	—	—	—
Impairment of property, plant, and equipment(2)	—	—	—	35	—
Total operating expenses	32,526	29,009	25,322	20,320	23,022
Loss from operations	(10,996)	(2,531)	(4,004)	(11,495)	(2,960)
Non-operating (loss) income	(650)	(414)	(393)	(468)	123
Loss before income taxes	(11,646)	(2,945)	(4,397)	(11,963)	(2,837)
Income tax provision	(164)	111	89	58	119
Net loss as reported	$(11,482)	$(3,056)	$(4,486)	$(12,021)	$(2,956)
Net loss from operations per share:
Basic	$(0.34)	$(0.08)	$(0.13)	$(0.43)	$(0.11)
Diluted	$(0.34)	$(0.08)	$(0.13)	$(0.43)	$(0.11)
Net loss per share:
Basic	$(0.35)	$(0.10)	$(0.15)	$(0.45)	$(0.11)
Diluted	$(0.35)	$(0.10)	$(0.15)	$(0.45)	$(0.11)
Shares used in computing net loss from operations per share and net loss per share(3):
Basic	32,581	31,975	30,575	26,918	26,749
Diluted	32,581	31,975	30,575	26,918	26,749
Consolidated Balance Sheet Data:
Working capital (deficit)	$3,915	$7,542	$9,044	$(5,717)	$5,250
Total assets	$31,038	$31,973	$29,807	$18,147	$22,177
Long-term liabilities	$618	$804	$956	$1,534	$3,086
Stockholders’ equity (deficit)	$8,481	$11,794	$12,569	$(3,047)	$7,929

(1)

2013, 2012, 2011, 2010, and 2009 include $1.6 million, $1.6 million, $1.5 million, $727,000, and $1.4 million, respectively, in total compensation cost related to stock options classified in cost of revenue, sales and marketing, general and administrative, and engineering and development expenses.

(2)	In 2010, we wrote down the value of our land and building in Germany by $35,000 to reflect the market value of the asset.
(3)	Shares used in computing net loss from operations per share and net loss per share have been adjusted to reflect the effects of stock dividends.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item 1A of this Report, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold, or sell our common stock.

Overview

We are a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and three-dimensional (“3-D”) printers; products that are focused on technologies that advance the practice of dentistry and medicine. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other instruments. We have clearance from the FDA to sell our laser systems in the United States and also have the necessary approvals to sell our laser systems in Canada, the European Union, and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: WaterLase systems and Diode systems. Our flagship product category, the WaterLase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 180 issued and 120 pending U.S. and international patents, the majority of which are related to our core WaterLase technology and dental and medical lasers. From 1998 through December 31, 2013, we have sold over 10,200 WaterLase systems, including more than 6,200 WaterLase MD and iPlus systems, and more than 24,800 laser systems in over 70 countries around the world.

We have suffered recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2013. Our inability to generate cash from operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from our inability to continue as a going concern.

The available borrowing capacity on our lines of credit with Comerica Bank and the net proceeds from the below mentioned equity transactions have been principal sources of liquidity during the year ended December 31, 2013. On September 6, 2013 and November 8, 2013, we amended our lines of credit with Comerica Bank. These amendments waived noncompliance with certain financial covenants and established future covenants, restrictions, and potential penalties for noncompliance. The amendment on November 8, 2013, included liquidity ratio and liquid asset covenants, and an equity raise requirement. We met the equity raise requirement on February 10, 2014. We received waivers for noncompliance with financial covenants as of January 31, 2014, December 31, 2013, and November 30, 2013. In connection with the waiver for January 2014 and December 2013 Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5 million. The waiver for November 2013 reset covenants for the remaining term of the agreements. These credit facilities expire May 1, 2014, and we are considering alternative solutions, including potentially issuing alternative debt securities, to mitigate any future liquidity constraints these covenants, restrictions, and maturities may impose on us. Further discussion of the amendments is included in Note 5 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

On February 10, 2014, we entered into a subscription agreement (the “February 2014 Subscription Agreement”) with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P. under which we offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million.

On January 17, 2014, we filed a registration statement on Form S-3, File No. 333-193426 (“January 2014 Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million. The January 2014 Registration Statement was declared effective by the SEC on January 29, 2014.

On December 19, 2013, we entered into a subscription agreement (the “December 2013 Subscription Agreement”) with Oracle Ten Fund Master, L.P. under which we offered an aggregate of 340,000 unregistered shares of common stock in a private placement at a price of $1.80 per share. Gross proceeds from the sale totaled $612,000, and net proceeds, after offering expenses of approximately $34,000, totaled approximately $578,000. We used the proceeds for working capital and general corporate purposes.

On July 26, 2013, we filed a registration statement on Form S-3, File No. 333-190158 (the “2013 Registration Statement”) with the SEC to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $5 million. The 2013 Registration Statement was declared effective by the SEC on September 19, 2013. On September 23, 2013, we entered into an agreement with Northland Securities, Inc. (“Northland”), pursuant to which Northland acted as placement agent in connection with the sale of 2,688,172 shares of our common stock to Camber Capital Management, LLC, at a price of $1.86 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of $408,000 which included Northland’s fee, totaled approximately $4.6 million.

In order for us to continue operations and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to develop our direct sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and continuing cost reduction initiatives.

In February 2014, we completed the first phase of our planned cost saving measures by streamlining operations and reducing payroll and payroll related expenses by approximately $1.3 million, net (unaudited), on an annualized basis. For the second phase, we have begun to reallocate and rationalize certain marketing and advertising activities. We expect that we will begin to realize the impact of these cost saving measures in the quarter ending June 30, 2014.

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

We cannot guarantee that we will be able to increase sales, reduce expenses, or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses, or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. As a result, the opinion we have received from our independent registered public accounting firm on our consolidated financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

During the year ended December 31, 2013 (“Fiscal 2013”), we received FDA clearance for both the Diolase 10S and Epic 10S for over 80 different procedures in 19 additional medical markets, including general surgery, ophthalmology, dermatology, plastic surgery, ENT, oral surgery, arthroscopy, gastroenterology, podiatry, GI/GU, gynecology, neurosurgery, pulmonary surgery, cardiac surgery, thoracic surgery, urology, aesthetics, and vascular surgery. We continue to invest in our intellectual property and were granted several new patents covering the use of laser technologies for treating various conditions of the eye, including presbyopia, glaucoma, retinal disorders, and cataracts, several new patents for our laser delivery system configurations, and a new patent for our non-contact hand piece for cutting both hard and soft tissue with our WaterLase all-tissue lasers. The FDA also cleared the WaterLase iPlus all-tissue laser for use as a surgical instrument for soft-tissue procedures in orthopedic and podiatric surgery.

We have taken steps during Fiscal 2013, which we believe will improve our financial condition and ultimately improve our financial results, including increasing our product offerings with the launch of the new Epic 10S and Epic V-Series diode laser systems. The Epic 10S platform has launched us into the medical field serving otolaryngologists (also known as "Ear, Nose, and Throat" or "ENT" doctors). We also have a strategic agreement with Valam, Inc. (“Valam”) to develop, market, and sell office-based laser systems to otolaryngologists (the “Valam Agreement”). The Valam Agreement provides us with an exclusive worldwide license to Valam’s ENT related patents and patent applications which complement our patent portfolio. We believe our Epic V-Series platform will be a leading technology in the evolution of dental and medical treatments available in the veterinary market. We expanded our line of digital imaging equipment with the NewTom Biolase VG3.

Our recently launched OCCULASE website is also a marketing platform for our ophthalmology technologies for which we continue to seek strategic partnerships to assist in our entry into the ophthalmology laser market. We continue to reshape and expand our direct sales force and certain distributor relationships. During this period we also restructured our sales and marketing department and its priorities, which we expect will lead to improved resource allocation within the largest share of our operating expenses.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported. The following is a summary of those accounting policies that we believe are necessary to understand and evaluate our reported financial results.

Revenue Recognition.    We sell our products in North America directly to customers through our direct sales force and through non-exclusive distributors. We sell our products internationally through exclusive and non-exclusive distributors as well as direct to customers in certain countries. Sales are recorded upon shipment from our facility and payment of our invoices is generally due within 90 days or less. Internationally, we primarily sell products through independent distributors. We record revenue based on four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to our customer, or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Extended warranty contracts, which are sold to our laser and certain imaging customers, are recorded as revenue on a straight-line basis over the period of the contract, which is typically one year.

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

Accounting for Stock-Based Payments.    We recognize compensation cost related to all stock-based payments based on the grant-date fair value using the Black-Scholes option valuation model, taking into consideration the probability of vesting and estimated forfeitures.

Valuation of Accounts Receivable.    We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service, and finance personnel. The review process evaluates all account balances with amounts outstanding 90 days from due date and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Valuation of Long-Lived Assets.    Property, plant, and equipment, and certain intangibles with finite lives are amortized over their estimated useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. We monitor events and changes in circumstances which could indicate that the carrying balances of long-lived assets may exceed the undiscounted expected future cash flows from those assets. If such a condition were to exist, we would determine if an impairment loss should be recognized by comparing the carrying amount of the assets to their fair value.

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2013 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost.    We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. WaterLase systems sold domestically are covered by our warranty for a period of one year while our Diode systems warranty period is for two years from date of sale by us or the distributor to the end-user. WaterLase systems sold internationally are generally covered by our warranty for a period of sixteen months while our Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We offer extended warranties on certain imaging products; however all imaging products are initially covered by the manufacturer’s warranties.

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

Income Taxes.    Based upon our operating losses during 2013, 2012, and 2011 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2013 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $35.6 million and $33.3 million as of December 31, 2013 and 2012, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

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

Results of Operations

The following table sets forth certain data from our operating results for each of the years ended December 31, 2013, 2012, and 2011, expressed as percentages of revenue:

	Years Ended December 31,
	2013	2012	2011
Products and services	99.6%	99.7%	99.1%
License fees and royalty	0.4	0.3	0.9
Net revenue	100.0	100.0	100.0
Cost of revenue	61.8	53.8	56.4
Gross profit	38.2	46.2	43.6
Operating expenses:
Sales and marketing	33.1	28.3	26.8
General and administrative	16.6	14.1	16.2
Engineering and development	7.2	8.2	8.8
Excise tax	0.8	—	—
Total operating expenses	57.7	50.6	51.8
Loss from operations	(19.5)	(4.4)	(8.2)
Non-operating loss, net	(1.1)	(0.7)	(0.8)
Loss before income taxes	(20.6)	(5.1)	(9.0)
Income tax (benefit) provision	(0.3)	0.2	0.2
Net loss	(20.3)%	(5.3)%	(9.2)%

The following table summarizes our net revenues by category for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31,
	2013		2012		2011
Laser systems	$38,736	69%	$42,348	74%	$38,460	79%
Imaging systems	4,632	8%	3,365	6%	238	—%
Consumables and other	6,458	12%	5,954	10%	5,236	11%
Services	6,360	11%	5,524	10%	4,485	9%
Total products and services	56,186	100%	57,191	100%	48,419	99%
License fees and royalty	244	—%	165	—%	439	1%
Net revenue	$56,430	100%	$57,356	100%	$48,858	100%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we provide certain historical non-GAAP financial information. Management believes that adjustments for these items assist investors in making comparisons of period-to-period operating results and that these items are not indicative of the Company's on-going core operating performance.

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provide a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented herein have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from the non-GAAP financial measures used by other companies.

Non-GAAP Net Loss. Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization, and stock-based other equity instruments, and other non-cash compensation) in its evaluation of the Company's core after-tax results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

Non-GAAP net loss for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
GAAP net loss, as reported	$(11,482)	$(3,056)	$(4,486)
Adjustments:
Interest expense	600	239	305
Income tax (benefit) provision	(164)	111	89
Depreciation and amortization	601	513	695
Stock-based, other equity instruments, and other non-cash compensation	1,965	1,873	2,051
Non-GAAP net loss	$(8,480)	$(320)	$(1,346)

Comparison of Results of Operations

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Net Revenue.    Net revenue for Fiscal 2013 was $56.4 million, a decrease of $926,000, or 2%, as compared with net revenue of $57.4 million for the year ended December 31, 2012 (“Fiscal 2012”). Domestic revenues were $35.6 million, or 63% of net revenue, for Fiscal 2013 compared to $40.6 million, or 71% of net revenue, for Fiscal 2012. International revenues for Fiscal 2013 were $20.8 million, or 37% of net revenue compared to $16.8 million, or 29% of net revenue for Fiscal 2012. The decrease in period-over-period net revenue resulted from decreases in domestic laser system revenue, offset by increases in imaging systems, consumables and other, services, and license fees and royalty revenue. We believe that these results were primarily due to our transition from primarily selling WaterLase dental lasers to selling a wide range of hard- and soft-tissue dental and medical lasers and other high-tech solutions for dentists, including digital radiography and CAD/CAM intra-oral scanners. In order to more effectively deploy our resources and improve overall revenue as well as our margins we recently changed our sales and marketing leadership. Subsequent to our leadership change we have hired 15 additional sales personnel of which 12 will be primarily focused on selling our core laser products.

Laser system net revenues, as a result of the aforementioned reasons, decreased by approximately $3.6 million, or 9%, in Fiscal 2013 compared to Fiscal 2012. As expected, we experienced an improvement in sales of our core laser systems during the quarter ending December 31, 2013 as compared with the quarter ending September 30, 2013. Historically, revenue in the fourth quarter has typically been stronger than average due to the buying patterns of dental professionals. We believe that a significant number of dentists purchase capital equipment during the fourth quarter in order to maximize their practice earnings and minimize their taxes through the utilization of certain tax incentives, such as accelerated depreciation methods for purchased capital equipment, as part of their year-end tax planning.

Imaging system net revenue increased by approximately $1.3 million, or 38%, in Fiscal 2013 compared to Fiscal 2012. The increase was driven by increased offerings at various value propositions, including the recently introduced NewTom VG3. We expect continued improvement in sales of our imaging systems during the year ended December 31, 2014 as we gain more experience with these products, as a result of the recent changes we have made to our sales and marketing leadership, and as we continue to increase in the number of sales professionals that will be primarily focused on selling our imaging products.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, increased approximately $504,000, or 8%, for Fiscal 2013, as compared to Fiscal 2012. This increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $836,000, or 15%, for Fiscal 2013, as compared to Fiscal 2012. The increased revenue was due largely to increased follow-on sales related to our growing laser customer base and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue increased approximately $79,000 to approximately $244,000 in Fiscal 2013 compared to $165,000 in Fiscal 2012. These license fees and royalty revenue were attributable to intellectual property related to our laser technologies. We also have a non-exclusive license agreement with P&G, granting them non-exclusive license rights to certain of our patents. Although the term of the arrangement continues until the underlying patents expire unless terminated earlier by either party, we have not generated revenue under the arrangement since 2011 and we are exploring alternative product development opportunities.

Cost of Revenue.    Cost of revenue in Fiscal 2013 increased by $4.0 million, or 13%, to $34.9 million, or 62% of net revenue, compared with cost of revenue of $30.9 million, or 54% of net revenue, in Fiscal 2012. The increased cost as a percentage of revenue is a result of lower laser system sales and increased imaging and international sales. Our laser systems generally have significantly higher margins than our licensed imaging systems and our domestic sales generally have higher margins than our international sales. We also recorded a provision of $1.0 million for excess and obsolete inventory during the quarter ended September 30, 2013, related to negative market trends for certain products and the decreased velocity of certain elements of our inventory at that time.

Gross Profit.    Gross profit for Fiscal 2013 was $21.5 million, or 38% of net revenue, a decrease of approximately $5.0 million, as compared with gross profit of $26.5 million, or 46% of net revenue, for Fiscal 2012. The decrease was primarily due to higher sales of licensed imaging systems, which generally carry lower margins than our laser products, increased international laser sales, which generally carry a lower margin than our domestic laser sales, and the increased provision for excess and obsolete inventory.

Operating Expenses.    Operating expenses for Fiscal 2013 were $32.5 million, or 58% of net revenue, an increase of approximately $3.5 million as compared with $29.0 million, or 51% of net revenue, for Fiscal 2012. We expect that operating expenses as a percentage of net revenue will decrease for the year ending December 31, 2014 as a result of cost saving measures we began implementing in February 2014, including streamlining operations and reducing payroll and payroll related expenses by approximately $1.3 million, net (unaudited), on an annualized basis, and reducing and rationalizing certain marketing and advertising activities. We expect that we will begin to realize the impact of these cost saving measures in the quarter ending June 30, 2014. The year-over-year increase in expense is explained in the following expense categories:

Sales and Marketing Expense.    Sales and marketing expenses for Fiscal 2013 increased by $2.4 million, or 15%, to $18.7 million, or 33% of net revenue, as compared with $16.3 million, or 28% of net revenue, for Fiscal 2012. The increase was primarily a result of increased payroll and consulting related expenses of $1.4 million, increased convention costs of $579,000, and increased media and advertising expenses of $471,000, offset by decreased commission expenses of $482,000 related to lower sales. The increased costs were related to the launch and integration of our Cefla NewTom and Biolase DaVinci 3-D Imaging product lines and our 3Shape Trios intra-oral scanners, the launch of our Epic V-Series and Epic 10S diode lasers in veterinary and otolaryngology, respectively, and the introduction of our Galaxy BioMill CAD/CAM chair-side milling system. We expect our effeciencies with these new products to improve as we continue their integration and from the recent changes we have made to our sales and marketing leadership.

General and Administrative Expense.    General and administrative expenses for Fiscal 2013 increased by $1.3 million, or 16%, to $9.4 million, or 17% of net revenue, as compared with $8.1 million, or 14% of net revenue, for Fiscal 2012. We experienced increased legal expenses of $615,000, of which $250,000 related to the defense of class action lawsuits (refer to “Part I, Item 3. Legal Proceedings”), increased payroll and consulting related expenses of $536,000, and increased investor relations expenses of $220,000.

Engineering and Development Expense.    Engineering and development expenses for Fiscal 2013 decreased by $655,000, or 14%, to $4.0 million, or 7% of net revenue, as compared with $4.7 million, or 8% of net revenue, for Fiscal 2012. The decrease was primarily related to decreased payroll and consulting related expenses of $295,000 and decreased supplies expenses of $463,000. We expect to increase our investment in engineering and development as we continue our efforts in new product development in the future.

Excise Tax Expense. Beginning January 1, 2013, the Patient Protection and Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $438,000, or 1% of net revenue, for Fiscal 2013.

Non-Operating Income (Loss)

(Loss) Gain on Foreign Currency Transactions.    We recognized a $50,000 loss on foreign currency transactions for Fiscal 2013 compared to an $175,000 loss for Fiscal 2012 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net.    Interest expense consists primarily of interest on our revolving credit facilities, amortization of debt issuance costs and debt discount, and the financing of our business insurance premiums. Interest expense totaled approximately $600,000 and $239,000 for Fiscal 2013 and 2012, respectively.

Provision (benefit) for Income Taxes.    Our provision for income taxes was a benefit of $164,000 for Fiscal 2013, compared to provision of $111,000 in Fiscal 2012. During Fiscal 2013, we reversed certain tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $138,000. In addition, we recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets. This resulted in additional tax benefits of $107,000. We also recorded an income tax expense of $81,000 for the current year tax provision.

Net Loss.    For the reasons stated above, our net loss was $11.5 million for Fiscal 2013 compared to a net loss of $3.1 million for Fiscal 2012.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Net Revenue. Net revenue for Fiscal 2012 was $57.4 million, an increase of $8.5 million, or 17%, as compared with net revenue of $48.9 million for the year ended December 31, 2011 (“Fiscal 2011”). The increase was primarily attributed to continued demand for our all-tissue WaterLase systems and increased sales of imaging systems. These increases, fueled by increased sales and marketing efforts, were offset by decreased sales of diode laser systems and lower royalty revenues. Domestic revenues were $40.6 million, or 71% of net revenue, for Fiscal 2012 compared to $32.8 million, or 67% of net revenue, for Fiscal 2011. International revenues for Fiscal 2012 were $16.8 million, or 29% of net revenue compared to $16.1 million, or 33% of net revenue for Fiscal 2011.

Laser system net revenues increased by approximately $3.9 million, or 10%, in Fiscal 2012 compared to Fiscal 2011. Net revenues increased primarily due to increased sales and marketing efforts, offset by a $1.1 million reduction in revenue resulting from our Fiscal 2012 purchase of WaterLase MD Turbo laser systems originally sold by us to our former exclusive distributor.

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

Net Cost of Revenue. Net cost of revenue in Fiscal 2012 increased by $3.4 million, or 12%, to $30.9 million, compared with net cost of revenue of $27.5 million in Fiscal 2011. This increase was primarily attributed to increased sales, offset by a $1.1 million reduction in costs resulting from our Fiscal 2011purchase of WaterLase MD Turbo laser systems originally sold by us to our former exclusive distributor.

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

Sales and Marketing Expense. Sales and marketing expenses for Fiscal 2012 increased by $3.2 million, or 24%, to $16.3 million, or 28% of net revenue, as compared with $13.1 million, or 27% of net revenue, for Fiscal 2011. The increase was primarily a result of increased commission expenses of $1.0 million related to higher sales, increased convention costs of $988,000 related to the launch and integration of the Cefla NewTom and Biolase DaVinci 3-D Imaging product lines, higher payroll and consulting related expenses of $645,000, and increased media and advertising expenses of $533,000, offset by a net reduction in support services of $252,000 related to the 2011purchase of WaterLase MD Turbo laser systems originally sold by us to our former exclusive distributor.

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

Non-Operating Income (Loss)

(Loss) Gain on Foreign Currency Transactions. We recognized a $175,000 loss on foreign currency transactions for Fiscal 2012 compared to an $88,000 loss for Fiscal 2011 due to exchange rate fluctuations between the U.S. dollar and other currencies.

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

	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2013
Net revenue	$14,597	$14,247	$12,345	$15,241
Gross profit	$5,794	$5,561	$3,829	$6,346
(Loss) income from operations(1)	$(2,817)	$(2,292)	$(3,861)	$(2,026)
Net (loss) income(1)	$(2,631)	$(2,568)	$(4,049)	$(2,234)
Net (loss) income per share(3):
Basic	$(0.08)	$(0.08)	$(0.12)	$(0.06)
Diluted	$(0.08)	$(0.08)	$(0.12)	$(0.06)
2012
Net revenue	$12,320	$12,175	$13,781	$19,080
Gross profit	$5,807	$5,500	$6,281	$8,890
Loss from operations(2)	$(1,622)	$(1,713)	$(388)	$1,192
Net loss(2)	$(1,672)	$(1,877)	$(548)	$1,041
Net loss per share(3):
Basic	$(0.05)	$(0.06)	$(0.02)	$0.03
Diluted	$(0.05)	$(0.06)	$(0.02)	$0.03

(1)

Loss from operations and net loss includes $368,000, $380,000, $491,000, and $370,000 in compensation cost related to stock options for the quarters ended March 31, June 30, September 30, and December 31, 2013, respectively.

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

Liquidity and Capital Resources

At December 31, 2013, we had approximately $1.4 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $1.1 million was primarily due to net cash used in operating and investing activities of $9.3 million and $685,000, respectively, offset by cash provided by financing activities of $8.8 million.

At December 31, 2013, we had approximately $3.9 million in working capital. Our principal sources of liquidity at December 31, 2013, consisted of approximately $1.4 million in cash and cash equivalents, $11.1 million of net accounts receivable, and available borrowings under two revolving credit facility agreements totaling approximately $3.4 million at December 31, 2013.

We have suffered recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2013. Our level of cash from operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from our inability to continue as a going concern.

The available borrowing capacity on our lines of credit with Comerica Bank, as amended, and the net proceeds from the aforementioned equity transactions have been principal sources of liquidity during the year ended December 31, 2013. These credit facilities expire May 1, 2014, and we are considering alternative solutions, including potentially issuing alternative debt securities, to mitigate any future liquidity constraints these covenants, restrictions, and maturities may impose on us. Further discussion of our lines of credit is included in Note 5 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

On February 10, 2014, we entered into the February 2014 Subscription Agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P. under which we offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million.

On January 17, 2014, we filed the January 2014 Registration Statement with the SEC to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million. The January 2014 Registration Statement was declared effective by the SEC on January 29, 2014.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our direct sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses.

In February 2014, we completed the first phase of our planned cost saving measures by streamlining operations and reducing payroll and payroll related expenses by approximately $1.3 million, net (unaudited), on an annualized basis. For the second phase, we have begun to reallocate and rationalize certain marketing and advertising activities. We expect that we will begin to realize the impact of these cost saving measures in the quarter ending June 30, 2014.

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

Our Board has authorized us to seek the services of an investment bank to explore possible merger and acquisition transactions with the goal of maximizing shareholder value. We have engaged the services of Piper Jaffray & Co. (“Piper Jaffray”) and continue to explore opportunities, through either acquisitions or strategic alliances.

We may not be able to increase sales, reduce expenses, or obtain additional funds when needed or guarantee that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to increase sales, reduce expenses, or raise sufficient additional capital, we may be unable to continue to fund our operations, develop our products, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. As a result, the opinion we have received from our independent registered public accounting firm on our consolidated financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments which potentially expose us to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. We maintain our cash and cash equivalents and restricted cash with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with their customers which allow us to monitor current changes in business operations so we can respond as needed. We do not, generally, require customers to provide collateral before we sell them our products; however we have required certain distributors to make prepayments for significant purchases of our products. For the years ended December 31, 2013, 2012, and 2011, sales to HSIC worldwide accounted for approximately 5%, 3%, and 19%, respectively, of our net sales.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows for Fiscal 2013, Fiscal 2012, and Fiscal 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(9,296)	$(1,664)	$(13,320)
Investing activities	(685)	(698)	(428)
Financing activities	8,847	1,559	15,387
Effect of exchange rates on cash	31	39	(26)
Net change in cash and cash equivalents	$(1,103)	$(764)	$1,613

Fiscal 2013 Compared to Fiscal 2012

The $7.6 million increase in net cash used in operating activities for Fiscal 2013 compared to Fiscal 2012 was primarily due to our increased net loss, which was primarily caused by our transition from primarily selling WaterLase dental lasers to selling a wide range of hard- and soft-tissue dental and medical lasers and other technological solutions for dentists, including digital radiography and CAD/CAM intra-oral scanners. Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for Fiscal 2013 totaled $9.3 million and was primarily comprised of non-cash adjusted net loss, excluding changes in operating assets and liabilities, of $7.1 million plus increases in inventory of $1.4 million.

Net cash used in investing activities remained relatively flat for Fiscal 2013 compared with Fiscal 2012 due to slightly higher capital asset expenditures in Fiscal 2012 offset by proceeds from the sale of long-lived real estate assets in Germany. For fiscal 2014, we expect capital expenditures to total approximately $750,000, and we expect depreciation and amortization to total approximately $650,000.

The $7.3 million increase in net cash provided by financing activities for Fiscal 2013 compared to Fiscal 2012 was primarily due to net proceeds from equity offerings in late 2013 of $5.2 million plus increased net borrowing under lines of credit of $1.4 million.

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

Contractual Obligations

We lease our facility under a non-cancellable operating lease that expires in April 2015. In January 2011, we amended the lease to defer a portion of the basic rent to future periods. In December 2013, we financed approximately $221,000 of insurance premiums payable in nine equal monthly installments of approximately $25,000 each, including a finance charge of 2.9%. These amounts are included in the outstanding obligations as of December 31, 2013 listed below.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2013, for the years ending as indicated below (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years	Total
Operating lease obligations	$697	$204	$—	$—	$901
Purchase obligations	10,699	726	—	—	11,425
Lines of credit	4,633	—	—	—	4,633
Other liabilities	222	—	—	—	222
Total	$16,251	$930	$—	$—	$17,181

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ending December 31, 2014. In conformity with accounting principles generally accepted in the United States of America (“GAAP”), purchase obligations and operating lease obligations are not reported in the consolidated balance sheet as of December 31, 2013.

During the year ended December 31, 2013, liability associated with unrecognized tax benefit of $138,000 was reversed as a result of expiring statutes. We did not recognize any additional unrecognized tax benefit during the year and we do not anticipate any material changes to liabilities for unrecognized tax benefits within next twelve months.

Seasonality

Historically, we have experienced fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is stronger than average due to the buying patterns of dental professionals. We believe that this trend exists because a significant number of dentists purchase their capital equipment towards the end of the calendar year in order to maximize their practice earnings while seeking to minimize their taxes. This can be accomplished by utilizing certain tax incentives, such as accelerated depreciation methods for purchasing capital equipment, as part of their year-end tax planning. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. Our historical seasonal fluctuations may also be impacted by sales procedures employed by large dental distributors that encourage end-of-quarter and end-of-year buying in our industry. Because of these seasonal fluctuations, we have often used less cash in operations for the six months ended December 31 as compared to the six months ended June 30.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Consolidated Financial Statements — Summary of Significant Accounting Policies to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Outstanding balances on our lines of credit expose us to variable interest rate risks associated with fluctuations in the daily prime rate and LIBOR rate. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. An increase in the daily prime rate or LIBOR rate would increase the interest expense we must pay.

Inflation has not had a significant effect on our results of operations during the three years ending December 31, 2013 as we do not have significant operations in countries which have experienced high rates of inflation.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of management, including our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (1992)” (the “COSO Framework”). Based on our evaluation under the COSO Framework, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO USA, LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on our internal control over financial reporting as of December 31, 2013; their report is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BIOLASE, Inc.

Irvine, California

We have audited BIOLASE, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BIOLASE, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BIOLASE, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Costa Mesa, California

March 17, 2014

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Executive Officers of the Registrant.” In addition, the information set forth under the caption “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement (the “Proxy Statement”) to be filed in connection with our 2014 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC within 120 days of December 31, 2013, is incorporated by reference herein.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2013, 2012, and 2011	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of The Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of The Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation.		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010.		8-K	07/02/2010	3.1	07/07/2010

4.1	Rights Agreement, dated as of December 31, 1998, between the Registrant and U.S. Stock Transfer Corporation.		8-A	12/31/1998	1	12/29/1998

4.2	Amendment to Rights Agreement, dated December 19, 2008, between the Registrant and Computershare Trust Company, N.A.		8-K	12/19/2008	4.1	12/22/2008

4.3	Second Amendment to Rights Agreement, dated February 4, 2014		8-K	02/04/2014	4.1	02/10/2014

4.4	Amended and Restated Second Amendment to Rights Agreement, dated March 17, 2014	X	10-K	12/31/2013	4.4	03/17/2014

4.5	Specimen of common stock certificate.		S-3	06/03/2002	4.1	06/03/2002

4.6	Warrant to purchase Common Stock, dated September 6, 2013		10-Q	09/30/2013	4.2	11/12/2013

4.7	Warrant to purchase Common Stock, dated November 8, 2013		10-Q	09/30/2013	4.3	11/12/2013

10.1*	2002 Stock Incentive Plan.		Proxy	10/17/2005	E	10/17/2005

10.2*	Form of Stock Option Agreement under the 2002 Stock Option Plan.		10-K	12/31/04	10.26	07/19/2005

10.3	2002 Stock Incentive Plan.		Proxy	05/16/2007	A	04/10/2007

10.10†	License Agreement between SurgiLight, Inc. and the Registrant dated February 3, 2005.		8-K	02/03/2005	2.1	03/18/2005

10.11*	Form of Indemnification Agreement between Registrant and its officers and directors.		10-Q	09/30/2005	10.1	11/09/2005

10.12	Lease, dated January 10, 2006 between Registrant and The Irvine Company LLC.		8-K	01/10/06	10.1	01/17/2006

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.13†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and the Registrant.		10-Q	06/30/2006	10.1	08/09/2006

10.14†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and the Registrant.		10-Q	03/31/2007	10.1	05/10/2007

10.15	Letter Agreement, dated June 28, 2011, by and between the Registrant and The Proctor & Gamble Company.		10-Q	06/30/2011	10.2	08/11/2011

10.33	Loan and Security Agreement, dated May 24, 2012, by and between Biolase, Inc. and Comerica Bank.		10-Q	6/30/2012	10.1	8/9/2012

10.34	Borrower Agreement, dated May 24, 2012, by and between Biolase, Inc. and Comerica Bank, in favor of the Export-Import Bank of the United States.		10-Q	6/30/2012	10.2	8/9/2012

10.35	Warrant to purchase 80,000 shares of Common Stock of Biolase Inc., dated May 24, 2012.		10-Q	6/30/2012	4.1	8/9/2012

10.36	Amendment No. 1 to Warrant to purchase 80,000 shares of Common Stock of Biolase Inc., dated August 6, 2012.		10-Q	6/30/2012	4.2	8/9/2012

10.37	Master Revolving Note, dated May 24, 2012, in favor of Comerica Bank.		10-Q	6/30/2012	10.3	8/9/2012

10.38	Amendment No. 3 to Loan and Security Agreement, dated September 6, 2013, by and between the Registrant and Comerica Bank		10-Q	09/30/2013	10.1	11/12/2013

10.39	Subscription Agreement, dated September 23, 2013, by and between the Registrant and the investor signatory thereto.		10-Q	09/30/2013	10.2	11/12/2013

10.40	Engagement Agreement, dated September 23, 2013, by and between the Registrant and Northland Securities, Inc.		10-Q	09/30/2013	10.3	11/12/2013

10.41	Amendment No. 4 to Loan and Security Agreement, dated November 8, 2013, by and between the Registrant and Comerica Bank		10-Q	09/30/2013	10.4	11/12/2013

10.42	Subscription Agreement, dated December 19, 2013, by and between the Registrant and the investor signatory thereto.	X	10-K	12/31/2013	10.1	03/17/2014

10.44	Subscription Agreement, dated February 10, 2014, by and between the Registrant and the investor signatory thereto.		8-K	02/10/2014	10.3	02/14/2014

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

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

101

The following financial information from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss,

(iii) Consolidated Statements of Stockholders’ Equity (Deficit)

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

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: March 17, 2014	By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer

Dated: March 17, 2014	By:	/s/ FREDERICK D. FURRY
Frederick D. Furry Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ FEDERICO PIGNATELLI	Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)	March 17, 2014
Federico Pignatelli
/s/ FREDERICK D. FURRY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014
Frederick D. Furry
/s/ DR. NORMAN J. NEMOY	Director	March 17, 2014
Dr. Norman J. Nemoy
/s/ DR. FREDERIC H. MOLL	Director	March 17, 2014
Dr. Frederic H. Moll
/s/ JAMES R. TALEVICH	Director	March 17, 2014
James R. Talevich

BIOLASE, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BIOLASE, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index as of and for the years ended December 31, 2013, 2012, and 2011. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated cash from operations for each of the three years in the period ended December 31, 2013. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

March 17, 2014

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,440	$2,543
Accounts receivable, less allowance of $573 and $304 in 2013 and 2012, respectively	11,127	11,680
Inventory, net	11,378	11,142
Prepaid expenses and other current assets	1,909	1,552
Total current assets	25,854	26,917
Property, plant, and equipment, net	1,826	1,509
Intangible assets, net	183	300
Goodwill	2,926	2,926
Deferred income taxes	—	16
Other assets	249	305
Total assets	$31,038	$31,973
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Lines of credit	$4,633	$1,637
Accounts payable	8,560	7,663
Accrued liabilities	4,997	6,267
Customer deposits	285	582
Deferred revenue, current portion	3,464	3,226
Total current liabilities	21,939	19,375
Deferred income taxes	617	663
Deferred revenue, long-term	1	3
Other liabilities, long-term	—	138
Total liabilities	22,557	20,179
Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 37,336 and 33,248 shares issued in 2013 and 2012, respectively; 35,372 and 31,284 shares outstanding in 2013 and 2012, respectively	38	34
Additional paid-in capital	148,866	140,747
Accumulated other comprehensive loss	(274)	(320)
Accumulated deficit	(123,750)	(112,268)
	24,880	28,193
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)
Total stockholders’ equity	8,481	11,794
Total liabilities and stockholders’ equity	$31,038	$31,973

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Products and services revenue	$56,186	$57,191	$48,419
License fees and royalty revenue	244	165	439
Net revenue	56,430	57,356	48,858
Cost of revenue	34,900	30,878	27,540
Gross profit	21,530	26,478	21,318
Operating expenses:
Sales and marketing	18,682	16,250	13,075
General and administrative	9,377	8,075	7,936
Engineering and development	4,029	4,684	4,311
Excise tax	438	—	—
Total operating expenses	32,526	29,009	25,322
Loss from operations	(10,996)	(2,531)	(4,004)
Loss on foreign currency transactions	(50)	(175)	(88)
Interest expense, net	(600)	(239)	(305)
Non-operating loss, net	(650)	(414)	(393)
Loss before income tax (benefit) provision	(11,646)	(2,945)	(4,397)
Income tax (benefit) provision	(164)	111	89
Net loss	(11,482)	(3,056)	(4,486)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	46	40	(36)
Comprehensive loss	$(11,436)	$(3,016)	$(4,522)
Net loss per share:
Basic	$(0.35)	$(0.10)	$(0.15)
Diluted	$(0.35)	$(0.10)	$(0.15)
Shares used in the calculation of net loss per share:
Basic	32,581	31,975	30,575
Diluted	32,581	31,975	30,575

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock and Additional Paid-in Capital		Treasury Stock		Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2011	26,565	$118,402	(1,964)	$(16,399)	$(324)	$(104,726)	$(3,047)
Exercise of stock options, net	628	1,244	—	—	—	—	1,244
Stock-based compensation	—	1,528	—	—	—	—	1,528
Non-employee equity instruments	—	273	—	—	—	—	273
Other compensation	—	250	—	—	—	—	250
Issuance of stock, net	4,117	17,223	—	—	—	—	17,223
Stock repurchase	(100)	(268)	—	—	—	—	(268)
Warrant repurchase	—	(130)	—	—	—	—	(130)
Exercise of warrants	126	18	—	—	—	—	18
Stock dividends	1,166	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,486)	(4,486)
Foreign currency translation adjustment	—	—	—	—	(36)	—	(36)
Balances, December 31, 2011	32,502	138,540	(1,964)	(16,399)	(360)	(109,212)	12,569
Exercise of stock options, net	214	455	—	—	—	—	455
Stock-based compensation	—	1,600	—	—	—	—	1,600
Non-employee equity instruments	—	23	—	—	—	—	23
Other compensation	—	250	—	—	—	—	250
Stock repurchase	(133)	(235)	—	—	—	—	(235)
Warrant issued in connection with lines of credit	—	142	—	—	—	—	142
Exercise of warrants	31	6	—	—	—	—	6
Stock dividends	634	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,056)	(3,056)
Foreign currency translation adjustment	—	—	—	—	40	—	40
Balances, December 31, 2012	33,248	140,781	(1,964)	(16,399)	(320)	(112,268)	11,794
Exercise of stock options, net	343	709	—	—	—	—	709
Stock-based compensation	—	1,609	—	—	—	—	1,609
Non-employee equity instruments	—	106	—	—	—	—	106
Other compensation	—	250	—	—	—	—	250
Issuance of stock, net	3,028	5,169	—	—	—	—	5,169
Warrant issued in connection with lines of credit	—	280	—	—	—	—	280
Exercise of warrants	50	—	—	—	—	—	—
Stock dividends	667	—	—	—	—	—	—
Net loss	—	—	—	—	—	(11,482)	(11,482)
Foreign currency translation adjustment	—	—	—	—	46	—	46
Balances, December 31, 2013	37,336	$148,904	(1,964)	$(16,399)	$(274)	$(123,750)	$8,481

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net loss	$(11,482)	$(3,056)	$(4,486)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	601	513	695
Loss on disposal of assets, net	—	15	36
Provision for (recovery of) bad debts	291	241	74
Provision for inventory excess and obsolescence	1,132	330	392
Amortization of discount on lines of credit	179	43	—
Amortization of discounts on term loan payable	—	—	78
Amortization of debt issuance costs	197	91	99
Stock-based compensation	1,609	1,600	1,528
Other equity instruments compensation	106	23	273
Other non-cash compensation	250	250	250
Deferred income taxes	(30)	61	53
Incurred and unpaid interest expense	27	19	—
Changes in operating assets and liabilities:
Accounts receivable	264	(3,222)	(5,642)
Inventory	(1,436)	(160)	(4,716)
Prepaid expenses and other current assets	56	450	(552)
Customer deposits	(297)	417	(5,711)
Accounts payable and accrued liabilities	(999)	(347)	4,230
Deferred revenue	236	1,068	79
Net cash and cash equivalents used in operating activities	(9,296)	(1,664)	(13,320)
Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(675)	(808)	(428)
Proceeds from disposal of long-lived assets	—	124	—
Purchased other intangible assets	(10)	(14)	—
Net cash and cash equivalents used in investing activities	(685)	(698)	(428)
Cash Flows From Financing Activities:
Borrowings under lines of credit	35,100	16,600	—
Payments under lines of credit	(32,104)	(14,963)	—
Payments under term loan payable	—	—	(2,700)
Payment of debt issuance costs	(57)	(304)	—
Proceeds from exercise of warrants	—	6	18
Payment to repurchase equity warrants	—	—	(130)
Proceeds from equity offering, net of expenses	5,201	—	17,223
Stock repurchase	—	(235)	(268)
Proceeds from exercise of stock options	707	455	1,244
Net cash and cash equivalents provided by financing activities	8,847	1,559	15,387
Effect of exchange rate changes	31	39	(26)
Increase (decrease) in cash and cash equivalents	(1,103)	(764)	1,613
Cash and cash equivalents, beginning of year	2,543	3,307	1,694
Cash and cash equivalents, end of year	$1,440	$2,543	$3,307
Supplemental cash flow disclosure:
Interest paid	$220	$88	$80
Income taxes paid	$47	$62	$44
Supplemental disclosure of non-cash transactions:
Intangible assets acquired for accounts receivable reduction	$—	$200	$—

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 — BASIS OF PRESENTATION

The Company

BIOLASE, Inc., (the “Company”) incorporated in Delaware in 1987, is a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and three dimensional (“3-D”) printers; products that are focused on technologies that advance the practice of dentistry and medicine.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market (or, if none exists, the most advantageous market) for the specific asset or liability at the measurement date (referred to as the “exit price”). The fair value is based on assumptions that market participants would use, including a consideration of nonperformance risk. Under the accounting guidance for fair value hierarchy there are three levels of measurement inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable, either directly or indirectly, other than Level 1. Level 3 inputs are unobservable due to little or no corroborating market data.

The Company’s financial instruments, consisting of cash and cash equivalents (Level 1), and accounts receivable, accounts payable, and accrued liabilities (Level 3), approximate fair value because of the short maturity of these items. Financial instruments consisting of lines of credit (Level 3) approximate fair value, as the interest rates associated with the lines of credit approximates the market rates for debt securities with similar terms and risk characteristics.

Concentration of credit risk, interest rate risk and foreign currency exchange rate risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains its cash and cash equivalents and restricted cash with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, management performs ongoing credit evaluations of customers’ financial condition and maintains relationships with the Company’s customers which allow management to monitor current changes in business operations respond as needed. The Company does not, generally, require customers to provide collateral before it sells them products; however it has required certain distributors to make prepayments for significant purchases of products. For the years ended December 31, 2013, 2012, and 2011, worldwide sales to the Company’s largest distributor, Henry Schein, Inc. (“HSIC”), accounted for approximately 5%, 3%, and 19%, respectively, of our net sales.

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

Outstanding balances on the Company’s lines of credit expose it to variable interest rate risks associated with fluctuations in the daily prime rate and LIBOR rate. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. An increase in the daily prime rate or LIBOR rate would increase the interest expense the Company must pay.

Liquidity and Management’s Plans

The Company has suffered recurring losses from operations and has not generated cash from operations for the three years ended December 31, 2013. The Company’s level of cash from operations, the potential need for additional capital, and the uncertainties surrounding its ability to raise additional capital, raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the Company’s inability to continue as a going concern.

At December 31, 2013, the Company had approximately $3.9 million in working capital. The Company’s principal sources of liquidity at December 31, 2013 consisted of approximately $1.4 million in cash and cash equivalents, $11.1 million of net accounts receivable, and available borrowings under two revolving credit facility agreements totaling approximately $3.4 million at December 31, 2013.

The available borrowing capacity on the Company’s lines of credit with Comerica Bank, discussed further in Note 5 — Lines of Credit and Other Borrowings, and the net proceeds from equity transactions, discussed further in Note 8 – Stockholders’ Equity, have been principal sources of liquidity during the year ended December 31, 2013. On September 6, 2013 and November 8, 2013, the Company amended its lines of credit with Comerica Bank. These amendments waived noncompliance with certain financial covenants and established future covenants, restrictions, and potential penalties for noncompliance. The amendment on November 8, 2013, includes liquidity ratio and liquid asset covenants, and an equity raise requirement. The Company met the equity raise requirement on February 10, 2014. On March 4, 2014, the Company received a waiver from Comerica Bank to waive noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with the waiver, Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5.0 million. These credit facilities expire May 1, 2014, and the Company is considering alternative solutions, including potentially issuing alternative debt securities, to mitigate any future liquidity constraints these covenants, restrictions, and maturities may impose on it.

On January 17, 2014, the Company filed a registration statement to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million.

In order for the Company to continue operations and be able to discharge its liabilities and commitments in the normal course of business, the Company must sell its products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, and generate cash from operations or obtain additional funds when needed. The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through expansion of its product offerings, continuing to expand and develop its direct sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of its advanced medical technologies, and reducing expenses.

In February 2014, the Company completed the first phase of its planned cost saving measures by streamlining operations and reducing payroll and payroll related expenses by approximately $1.3 million, net (unaudited), on an annualized basis. For the second phase, the Company has begun to reallocate and rationalize certain marketing and advertising activities. We expect that we will begin to realize the impact of these cost saving measures in the quarter ending June 30, 2014.

Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

As disclosed in a press release on November 11, 2013, the Company’s Board of Directors (“Board”) has authorized the Company to seek the services of an investment bank to explore possible merger and acquisition transactions with the goal of maximizing shareholder value. The Company has engaged the services of Piper Jaffray & Co. (“Piper Jaffray”) and continues to explore opportunities, through either acquisitions or strategic alliances.

The Company cannot guarantee that it will be able to increase sales, reduce expenses, or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. If the Company is unable to increase sales, reduce expenses, or raise sufficient additional capital, it may be unable to continue to fund its operations, develop its products, or realize value from its assets and discharge its liabilities in the normal course of business. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. Cash equivalents are carried at cost, which approximates fair market value. Investments in money market funds are carried at fair value.

Restricted Cash

The Company maintains bank accounts under deposit account control agreements with Comerica Bank, to be held for repayment of lines of credit and accrued interest expense or disbursement to its operating bank account, pursuant to the terms of two revolving credit facility agreements with Comerica Bank. At December 31, 2013, there were no restricted cash amounts.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon its knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis which incorporates input from sales, service, and finance personnel. The review process evaluates all account balances with amounts outstanding more than 90 days from due date and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at acquisition cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations.

The cost of property, plant, and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets, except for leasehold improvements, which are depreciated over the lesser of the estimated useful lives of the respective assets or the related lease terms.

Building	30 years
Leasehold improvements	3 to 5 years
Equipment and computers	3 to 5 years
Furniture and fixtures	5 years

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 totaled approximately $484,000, $377,000, and $565,000, respectively.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included as a component of stockholders’ equity (deficit) but is excluded from net (loss) income. Accumulated other comprehensive gain (loss) consists of the effects of foreign currency translation adjustments.

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

Revenue Recognition

The Company’s products are sold domestically both directly to customers through its direct sales force and through non-exclusive distributors. Sales are recorded upon shipment and payment is generally due within 90 days or less. Internationally, the Company sells products through independent distributors. Revenue is recorded based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Revenue is recorded for all sales upon shipment assuming all other revenue recognition criteria are met.

Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. The Company applies the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires the Company to use (estimated) selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. VSOE is determined based on the value the Company sells the undelivered element to a customer as a stand-alone product. Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon expiration of time offered under the agreement, typically within six months from date of sale. The adoption of the relative selling price method does not significantly change the value of revenue recognized. Deferred revenue attributable to undelivered elements, which primarily consists of training, totaled approximately $1.8 million and $1.7 million as of December 31, 2013 and 2012, respectively.

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

Although all sales are final, the Company accepts returns of products in certain, limited circumstances and records a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2013 and 2012, $110,000 and $110,000, respectively, was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to laser and certain imaging customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year. Included in deferred revenue for each of the years ended December 31, 2013 and 2012, was approximately $1.6 million and $1.5 million, respectively, for extended warranty contracts.

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

The Company recognizes revenue for royalties under licensing agreements for our patented technology when the product using our technology is sold. The Company estimates and recognizes the amount earned based on historical performance and current knowledge about the business operations of our licensees. Historically, the Company’s estimates have generally been consistent with amounts reported by the licensees. Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period and totaled $0, $0, and $64,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

From time to time, the Company may offer sales incentives and promotions on its products. The cost of sales incentives are recorded at the date at which the related revenue is recognized as a reduction in revenue, increase in cost of goods sold or as a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. WaterLase systems sold domestically are covered by the Company’s warranty for a period of one year while the Company’s Diode systems warranty period is for two years from date of sale by the Company or the distributor to the end-user. WaterLase systems sold internationally are generally covered by the Company’s warranty for a period of sixteen months while its Diode systems warranty period is up to twenty eight months from date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long term warranty accrual. The Company’s overall accrual is based on its historical experience and Management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. The Company offers extended warranties on certain imaging products; however, all imaging products are initially covered by the manufacturer’s warranties.

Changes in the initial product warranty accrual and the expenses incurred under our initial and extended warranties for the years ended December 31 were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Initial warranty accrual, beginning balance	$1,699	$2,218	$2,725
Provision for estimated warranty cost	475	1,705	1,586
Warranty expenditures	(1,078)	(2,224)	(2,093)
Initial warranty accrual, ending balance	1,096	1,699	2,218
Total warranty accrual, long term	—	—	—
Total warranty accrual, current portion	$1,096	$1,699	$2,218

Shipping and Handling Costs and Revenues

Shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to customers for shipping and handling are included as a component of revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $1.5 million, $907,000, and $444,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2013, 2012, and 2011, the Company recognized compensation cost related to stock options of $1.6 million, $1.6 million, and $1.5 million, respectively, based on the grant date fair value. The net impact to earnings for the years ended December 31, 2013, 2012, and 2011, was $(0.05), $(0.05), and $(0.05) per diluted share, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$288	$245	$175
Sales and marketing	585	514	463
General and administrative	594	668	751
Engineering and development	142	173	139
	$1,609	$1,600	$1,528

As of December 31, 2013 and 2012, the Company had $2.7 million and $1.9 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our existing plans. The cost is expected to be recognized over a weighted average period of 1.5 years.

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

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Expected term (years)	3.65	3.70	4.15
Volatility	84%	97%	105%
Annual dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	1.04%	0.77%	1.53%

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

The income tax provision for the year ended December 31, 2013 was calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013. See Note 6 – Income Taxes for additional disclosures related to the Company’s income tax.

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

Outstanding stock options and warrants to purchase approximately 6,039,000, 4,713,000, and 4,626,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2013, 2012, and 2011, respectively, as their effect would have been anti-dilutive.

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

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

	December 31,
ACCOUNTS RECEIVABLE (in thousands):	2013	2012
Components of accounts receivable, net of allowances, are as follows:
Trade	$10,960	$11,456
Royalties	82	45
Other	85	179
Total receivables, net	$11,127	$11,680

Accounts receivable is net of allowances for doubtful accounts of approximately $573,000 and $304,000 and sales returns of approximately $110,000 and $110,000 at December 31, 2013 and 2012, respectively.

	December 31,
INVENTORY, NET (in thousands):	2013	2012
Components of inventory, net of allowances, are as follows:
Raw materials	$3,094	$4,017
Work-in-process	1,727	1,949
Finished goods	6,557	5,176
Inventory, net	$11,378	$11,142

Inventory is net of a provision for excess and obsolete inventory totaling approximately $2.8 million and $1.9 million at December 31, 2013 and 2012, respectively.

	December 31,
PROPERTY, PLANT, AND EQUIPMENT, NET (in thousands):	2013	2012
Components of property, plant, and equipment, net of depreciation, are as follows:
Building	$256	$246
Leasehold improvements	1,207	1,193
Equipment and computers	6,078	5,219
Furniture and fixtures	1,049	1,046
Construction in progress	8	132
	8,598	7,836
Accumulated depreciation and amortization	(6,971)	(6,518)
	1,627	1,318
Land	199	191
Property, plant, and equipment, net	$1,826	$1,509

On August 21, 2012, pursuant to a Sale and Purchase Agreement entered on June 12, 2012, the Company sold the smaller of two buildings and a portion of the land parcel of its two-building property in Floss, Germany. The purchase price of approximately $136,000 was reduced by transaction costs, resulting in net proceeds of approximately $124,000. The Company recorded a realized gain on the sale of these assets of approximately $3,000 during the year ended December 31, 2012. The Company also undertook an appraisal of the remaining land and building at the Floss property and determined that no impairment charge was necessary.

	December 31,
ACCRUED LIABILITIES (in thousands):	2013	2012
Components of accrued liabilities are as follows:
Payroll and benefits	$1,898	$2,326
Warranty accrual, current portion	1,096	1,699
Sales and excise tax	322	763
Accrued professional services	912	502
Accrued insurance premium	428	751
Other	341	226
Accrued liabilities	$4,997	$6,267

	December 31,
DEFERRED REVENUE (in thousands):	2013	2012
Components of deferred revenue are as follows:
Undelivered elements (training, installation, product and support services)	$1,823	$1,723
Extended warranty contracts	1,642	1,506
Total Deferred Revenue	3,465	3,229
Less Long-Term amounts:
Extended warranty contracts	(1)	(3)
Total Deferred Revenue — Long Term	(1)	(3)
Total Deferred Revenue — Current	$3,464	$3,226

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual two-step impairment test of intangible assets and goodwill as of June 30, 2013 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2013 and 2012.

Amortization expense for the years ended December 31, 2013, 2012, and 2011, totaled $117,000, $136,000, and $130,000, respectively. Estimated intangible asset amortization expense, based on existing intangible assets, for the years ending December 31, 2014, 2015, and 2016, is $69,000, $62,000, and $52,000, respectively.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,895)	$—	$19	$1,914	$(1,833)	$—	$81
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(653)	—	164	817	(598)	—	219
Total	$2,800	$(2,617)	$—	$183	$2,800	$(2,500)	$—	$300
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

In December 2012, the Company capitalized approximately $224,000 related to intangible assets acquired from its former distributor in India. These assets primarily include a non-compete agreement and customer and luminary lists. Of the total capitalized balance, $200,000 was a noncash investment whereby the Company reduced the accounts receivable from its former distributor in exchange for these assets. The Company is amortizing these assets on a straight-line basis over the expected useful life of four years and has recognized amortization expense of approximately $55,000 and $5,000 related to these intangible assets during the years ended December 31, 2013 and 2012, respectively.

NOTE 5 — LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

On May 24, 2012, the Company entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended. As of December 31, 2013, the Credit Agreements provided for borrowings against certain domestic accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Domestic Revolver”), and borrowings against certain export related accounts receivable and inventory, as set forth in the $4.0 million revolving credit facility agreement (the “Ex-Im Revolver”), for a combined aggregate commitment of borrowings up to $8.0 million.    The lines of credit mature on May 1, 2014, at which date any remaining borrowings and accrued interest under the lines of credit become due and payable. As of December 31, 2013, the Company had outstanding borrowings totaling approximately $4.6 million, which included $1.8 million under the Domestic Revolver and $2.8 million under the Ex-Im Revolver.

As of December 31, 2013, the outstanding principal balances of the Credit Agreements bear interest at annual percentage rates equal to the daily prime rate, plus 2.00% for the Domestic Revolver and 1.50% for the Ex-Im Revolver. The daily prime rate is subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR is undeterminable, 2.50% per annum. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the years ended December 31, 2013 and 2012, the Company incurred $599,000 and $232,000, respectively, of interest expense associated with the credit facilities, including $197,000 and $91,000, respectively, of amortization of deferred debt issuance costs and $179,000 and $43,000, respectively, of amortization of the discount on lines of credit. Interest expense payable was approximately $20,000 and $19,000 at December 31, 2013 and 2012, respectively, and was included in accrued liabilities in the accompanying consolidated financial statements.

Lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash is disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At December 31, 2013 and 2012, there were no restricted cash amounts. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

The Credit Agreements require the Company to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants may result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. The Company was either in compliance with these covenants at December 31, 2013, or had received a waiver in the event of non-compliance. On March 4, 2014, the Company received a waiver from Comerica Bank to waive noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with the waiver, the Company incurred a fee of $10,000 and Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5.0 million.

Pursuant to the Credit Agreements, the Company paid both the first and second annual $120,000 commitment fees, each being one and one-half percent of the aggregate $8.0 million commitment, totaling $240,000 during the year ended December 31, 2012. During the year ended December 31, 2013, the Company incurred an additional $67,000 of commitment fees and legal costs associated with the various waivers and amendments. Commitment fees and legal costs associated with acquiring and maintaining the credit facilities are capitalized and are being amortized on a straight-line basis as interest expense over the term of the Credit Agreements.

On November 8, 2013, the Company issued a warrant to Comerica Bank (the “November 2013 Comerica Warrant”) in connection with Amendment No. 4 to the Credit Agreements to purchase up to 100,000 shares of the Company’s common stock at an exercise price per share of $2.00. The November 2013 Comerica Warrant includes an accelerated vesting clause that may be triggered by certain events described therein, but otherwise vests in four equal quarterly tranches commencing on December 31, 2013, and shares are exercisable once vested. The November 2013 Comerica Warrant may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrant shares into a number of shares, in whole or in part. These warrant shares will expire if unexercised on November 8, 2018. The fair value of the November 2013 Comerica Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.00 years; volatility of 102.65%; annual dividend per share of $0.00; and risk-free interest rate of 1.42%; and resulted in an estimated fair value of $137,000 which was recorded as equity and resulted in a discount to the Credit Agreements that is being amortized on a straight-line basis to interest expense over the remaining term.

On September 6, 2013, the Company issued an additional warrant to Comerica Bank (the “September 2013 Comerica Warrant”) in connection with Amendment No. 3 to the Credit Agreements to purchase up to 100,000 shares of the Company’s common stock at an exercise price per share of $2.00. The September 2013 Comerica Warrant vests in four equal quarterly tranches commencing on December 31, 2013 and shares are exercisable once vested. The 2013 Comerica Warrant may be exercised with a cash payment from Comerica Bank, or, in lieu of a cash payment, Comerica Bank may convert the warrant shares into a number of shares, in whole or in part. These warrant shares will expire if unexercised on September 6, 2018. The fair value of the September 2013 Comerica Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.00 years; volatility of 105.32%; annual dividend per share of $0.00; and risk-free interest rate of 1.77%; and resulted in an estimated fair value of $143,000 which was recorded as equity and resulted in a discount to the Credit Agreements that is being amortized on a straight-line basis to interest expense over the remaining term.

During the year ended December 31, 2012, the Company issued a warrant to Comerica Bank (the “2012 Comerica Warrant”) to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.83 per share, which was reduced to $2.00 per share in connection with Amendment No. 1 to the Credit Agreements, with an expiration date of May 24, 2017. During the three months ended March 31, 2013, Comerica Bank exercised all 80,000 of the 2012 Comerica Warrant shares on a cashless basis pursuant to the Notice of Exercise resulting in a net issuance of 40,465 shares of common stock. The amended warrant issuance has an estimated fair value of $142,000 which was recorded as equity and resulted in a discount to the Credit Agreements that is being amortized on a straight-line basis to interest expense over the remaining term.

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

During the year ended December 31, 2011, the Company incurred $293,000 of interest expense, including amortization of debt issuance costs and discounts, associated with the Loan and Security Agreement.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of December 31, 2013 and 2012, $197,000 at an annual interest rate of 2.9% and $379,000 at an annual interest rate of 3.0%, respectively, were outstanding under this arrangement. The Company incurred interest expense associated with the financed insurance premiums of approximately $5,000 during each of the years ended December 31, 2013, 2012, and 2011.

NOTE 6 — INCOME TAXES

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

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31 (in thousands):

	2013	2012	2011
Current:
Federal	$(138)	$—	$—
State	31	18	16
Foreign	(27)	32	20
	(134)	50	36
Deferred:
Federal	72	57	66
State	(118)	12	(16)
Foreign	16	(8)	3
	(30)	61	53
	$(164)	$111	$89

During the year ended December 31, 2013, the Company reversed certain tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $138,000 and recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets of $107,000 resulting in an overall tax benefit of $245,000. Management does not expect to record additional significant tax benefits in the foreseeable future.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2013	2012	2011
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	27.0%	(13.0)%	(2.3)%
Tax return to prior year provision adjustments	(0.9)%	16.2%	2.0%
Expiration of federal net operating losses	—	28.2%	20.2%
Reduction of net operating loss attributes	(3.1)%	(3.7)%	(2.3)%
State tax benefit (net of federal benefit)	(4.2)%	4.1%	18.1%
Research credits	(2.1)%	—	(3.0)%
Foreign amounts with no tax benefit	(0.2)%	(0.6)%	(0.2)%
Non-deductible expenses	1.6%	6.1%	3.8%
Effect of change in rate	14.2%	—	—
Other	0.3%	0.5%	(0.3)%
Total	(1.4)%	3.8%	2.0%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2013	2012
Capitalized intangible assets for tax purposes	$283	$405
Reserves not currently deductible	1,702	2,082
Deferred revenue	8	328
Stock options	2,565	2,348
State taxes	7	45
Income tax credits	1,583	1,167
Inventory	871	868
Property and equipment	376	240
Other comprehensive income	109	127
Unrealized gain on foreign currency	142	160
Net operating losses	28,058	25,746
Total deferred tax assets	35,704	33,516
Valuation allowance	(35,566)	(33,341)
Net deferred tax assets	138	175
Capitalized intangible assets	(696)	(703)
Other	(59)	(119)
Total deferred tax liabilities	(755)	(822)
Net deferred tax liabilities	$(617)	$(647)

Based upon the Company’s operating losses incurred for the three years ended December 31, 2013, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $35.6 million as of December 31, 2013. Management considered factors such as the Company’s earnings history, future projected earnings and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $77.9 million and $55.2 million, respectively, which will begin to expire in 2014 through 2033. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended December 31, 2006, the Company completed an analysis to determine the potential applicability of any annual limitations imposed by IRC Section 382. Based on the analysis, management determined that there was no significant IRC Section 382 limitation. As of December 31, 2013, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $1.1 million and $689,000, respectively, which will begin to expire in 2018 through 2033 for federal purposes and will carryforward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

In addition to the NOL carryforwards included in the deferred tax asset and liability schedule are excess tax deductions relating to stock options that have not been realized. When the benefit of the NOLs containing these excess tax deductions are realized, the benefit will not affect earnings, but rather additional paid-in-capital. As of December 31, 2013, the cumulative unrealized excess tax deductions amounted to approximately $7.0 million. These amounts have been excluded from the Company’s NOL carryforwards. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, the Company would expect additional paid-in-capital to increase by approximately $2.7 million. The Company follows the appropriate ordering rules to determine when such NOLs have been realized.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. The state of California requires the use of a single sales factor apportionment formula for tax years beginning on or after January 1, 2013. During the year ended December 31, 2013, the Company’s state deferred tax assets were revalued to account for the change in the tax law; however, the Company records a full valuation allowance against the state deferred tax assets therefore the California apportionment mandate did not have a material impact on the Company’s consolidated financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2013 (in thousands):

Balance at January 1, 2013	$1,226
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	(658)
Balance at December 31, 2013	$568

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2013, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2007 through 2013 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for the Company’s foreign subsidiaries as of December 31, 2013. There were no undistributed earnings from foreign subsidiaries as of December 31, 2013. The Company intends to reinvest any earnings until such time a decision is made to liquidate the foreign operations.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

In January 2006, the Company entered into a five-year lease for its 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California, with initial monthly installments of $38,692 and annual adjustments over the lease term. On September 24, 2009, the lease was amended to extend the term through April 20, 2015, adjust the basic rent, and modify provisions to the security deposit. On January 4, 2011, the lease was further amended to defer a portion of the basic rent to future periods. The Company is recognizing rent expense on a straight line basis with the difference between rent expense and the cash paid recorded to deferred rent. These amounts are reflected in the commitments as of December 31, 2013, listed below. The Company also leases certain office equipment and automobiles under various operating lease arrangements.

Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2014	$697
2015	204
2016	—
2017	—
Thereafter	—
Total future minimum lease obligations	$901

Rent expense totaled approximately $1.1 million, $789,000, and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $717,000 at December 31, 2013. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was required to be accrued at December 31, 2013 and 2012.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company had $11.4 million of purchase commitments as of December 31, 2013, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

Class Action Lawsuits

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al., Case No. 13-CV-1300 JST (FFMx) was filed in the United States District Court for the Central District of California against BIOLASE and its current executive officers Federico Pignatelli and Frederick D. Furry. On August 26, 2013, a purported class action lawsuit entitled Ralph Divizio v. Biolase, Inc., et al., Case No. 13-CV-1317 DMG (MRWx) was filed in the same court against BIOLASE, Messrs. Pignatelli and Furry, and current executive officer Alexander K. Arrow. Each of the lawsuits alleges violations of the federal securities laws and asserts causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In accordance with the Private Securities Litigation Reform Act of 1995, on December 10, 2013, the court entered an order consolidating the lawsuits, appointing a lead plaintiff and approving lead plaintiff's selection of lead counsel. On February 24, 2014, lead plaintiff filed a consolidated complaint against BIOLASE and Messrs. Pignatelli, Furry, and Arrow, alleging violations of the federal securities laws and asserting causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On November 19, 2013, BIOLASE’s Board received a letter from attorneys for purported shareholder David T. Long, demanding that the Board investigate, institute litigation, and take measures to redress and prevent alleged wrongdoing concerning the dissemination of certain allegedly false and misleading public disclosures made by the Company between January 2013 and August 2013.

As of December 31, 2013, the Company paid $250,000 for legal costs expected to be incurred in connection with these matters. The Company believes that the claims contained in the lawsuits are without merit and intends to vigorously defend against the claims.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 regarding the Company’s EZlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (“USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the patent while finding that other claims appeared to be patentable.  Both parties are permitted to appeal the USPTO’s findings to the Patent Trial and Appeal Board. The Company appealed the USPTO’s findings on January 9, 2014.  On January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board.

The Company filed a patent infringement lawsuit against Fotona dd. (“Fotona”) in Düsseldorf District Court alleging infringement with respect to the Fotona Fidelis dental laser system. Oral proceedings are currently scheduled for March 2014. Fotona denies liability and seeks the reimbursement of statutory fees from the Company. Together with its response brief, Fotona also filed a nullity action against the patent in dispute, patent number EP 1 560 470. The nullity action is pending at the German Federal Patent Court (the “Patent Court”), Docket No. 1 Ni 58/13 (EP). On September 2, 2013, the Company filed its counterplea in the infringement proceedings and phrased its arguments defending the validity of the patent. These arguments were also the subject of the defense brief to the Patent Court in the parallel nullity action proceedings. On September 9, 2013, the Company filed its response to the Patent Court. Fotona filed a rejoinder on February 3, 2014, including its counterplea on nullity.

False Advertising Lawsuit

The Company filed a false advertising lawsuit against Fotona and Technology4Medicine L.L.C., two of its competitors (together "the Defendants") in United States District Court for the Central District of California. The lawsuit alleges six causes of action, and claims that the Defendants have made false and misleading statements regarding the Company's products, technology, and management. The lawsuit, filed on February 20, 2014, seeks both cash damages and injunctive relief.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Board, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. As of December 31, 2013 and 2012, none of the preferred stock was outstanding.

The Company has a stockholder rights plan under which one preferred stock purchase right was distributed on January 11, 1999 with respect to each share of common stock outstanding at the close of business on December 31, 1998. The rights have an amended expiration of December 31, 2018. While the rights are outstanding, they provide, among other things, that in the event any person becomes the beneficial owner of at least 20% of common stock outstanding, an increase from 15% pursuant to the second amendment effective February 4, 2014, each right will be exercisable to purchase shares of common stock having a market value equal to two times the then current exercise price of a right (initially $30.00). The rights also provide that, if on or after the occurrence of such event, the Company merges with any other corporation or 50% or more of its assets or earning power are sold, each right will be exercisable to purchase common stock of the acquiring corporation having a market value equal to two times the then current exercise price of such stock. The rights are subject to redemption at $0.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares.

Common Stock

At December 31, 2013, the Company had 37,336,000 shares of common stock issued with 35,372,000 shares outstanding. The Company currently has 50,000,000 shares of common stock authorized for issuance and 1,964,000 shares of common stock in its treasury.

2014 common stock issuances

On February 10, 2014, the Company entered into a subscription agreement (“February 2014 Subscription Agreement”) with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P., under which the Company offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million. The Company used the proceeds for working capital and general corporate purposes.

On January 17, 2014, the Company filed a registration statement on Form S-3, File No. 333-193426 (“January 2014 Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million. The January 2014 Registration Statement was declared effective by the SEC on January 29, 2014.

2013 common stock issuances

On December 19, 2013, the Company entered into a subscription agreement (the “December 2013 Subscription Agreement”) with Oracle Ten Fund Master, LP under which the Company offered an aggregate of 340,000 unregistered shares of common stock in a private placement at a price of $1.80 per share. Gross proceeds from the sale totaled $612,000, and net proceeds, after offering expenses of approximately $34,000, totaled approximately $578,000. The Company used the proceeds for working capital and general corporate purposes.

On July 26, 2013, the Company filed a registration statement on Form S-3, File No. 333-190158 (“2013 Registration Statement”) with the SEC to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $5 million. The 2013 Registration Statement was declared effective by the SEC on September 19, 2013. On September 23, 2013, the Company entered into an agreement with Northland Securities, Inc. (“Northland”), pursuant to which Northland acted as placement agent in connection with the sale of 2,688,172 shares of its common stock at a price of $1.86 per share. Gross proceeds from the sale totaled $5 million, and net proceeds after offering expenses of $408,000, which included Northland’s fee, totaled approximately $4.6 million.

2011 securities purchase agreement

In June 2011, the Company entered into a securities purchase agreement (the “June 2011 Securities Purchase Agreement”) with certain institutional investors (the “June 2011 Purchasers”) under which the Company sold an aggregate of 1,625,947 unregistered shares of the Company’s common stock at a price of $5.55 per share, together with five-year warrants to purchase 812,974 shares of its common stock having an exercise price of $6.50 per share (the “June 2011 Warrants”). Gross proceeds from the offering totaled approximately $9 million, and net proceeds to the Company, after commissions and other offering expenses of approximately $622,000, totaled approximately $8.4 million. Rodman & Renshaw, LLC (“Rodman & Renshaw”) served as the Company’s exclusive placement agent for the offering. The Company used the proceeds for working capital and general corporate purposes. The Company filed a registration statement on Form S-3 with the SEC to register the Registerable Securities (File No. 333-175664) on July 19, 2011 which was declared effective by the SEC on August 25, 2011, thereby satisfying the registration rights agreement. On August 2, 2011, the Company repurchased 90,000 of the June 2011 Warrants for $99,900, or $1.11 per underlying share, plus expenses of $30,000. The remaining June 2011 Warrants expire on June 29, 2016.

Stock dividends

The Board declared one-half percent stock dividends during each of the four quarters of 2013. The stock dividend declared during the quarter ended December 31, 2013 was payable December 30, 2013 to shareholders of record on December 16, 2013, the stock dividend declared during the quarter ended September 30, 2013 was payable September 13, 2013 to shareholders of record on August 30, 2013, the stock dividend declared during the quarter ended June 30, 2013 was payable June 28, 2013 to shareholders of record on June 14, 2013, and the stock dividend declared during the quarter ended March 31, 2013 was payable March 29, 2013 to shareholders of record on March 15, 2013. All stock information presented, other than that related to stock options and warrants, has been adjusted to reflect the effects of stock dividends.

In February 2014, the Board announced a 2% annual stock dividend policy for 2014, payable in quarterly installments, and declared a one-half percent stock dividend payable March 28, 2014, to stockholders of record on March 14, 2014. The Company expects to record the effects of the March Stock Dividend in the first quarter ending March 31, 2014. Stock dividends are discussed quarterly by the Board and management. The actual declaration of future stock dividends and the establishment of the record and payment dates are subject to final determination by the Board after its review of the Company’s financial performance, the expected results of future operations, availability of shares, and other factors that the Board may deem relevant. The Company’s dividend policy may be changed at any time by the Board, and there is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

Stock repurchase program

On August 10, 2011, the Company announced that its Board authorized a stock repurchase program, pursuant to which the Company was authorized to repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The stock repurchase program became effective on August 12, 2011 and expired on August 12, 2013. Pursuant to the stock repurchase program, the Company repurchased 133,365 shares and 100,500 shares of the Company’s common stock at a weighted average price of $1.73 and $2.68 during the years ended December 31, 2012 and 2011, respectively.

Warrants

The Company issues warrants for the sale of its common stock as approved by its Board. In addition to the aforementioned warrants issued in connection with common stock transactions, the Company has issued warrants in connection with strategic initiatives as follows:

On July 12, 2013, the Company entered into a strategic agreement with Valam, Inc. (“Valam”) to develop, market, and sell office-based laser systems to otolaryngologists (also known as “Ear, Nose, and Throat” or “ENT” doctors) (the “Valam Agreement”). The Valam Agreement provides the Company with an exclusive worldwide license to Valam’s ENT related patents and pending patents which complements the Company’s patent portfolio and supports the Company’s launch into the ENT laser market in late 2013. In connection with the Valam Agreement, the Company issued a warrant to Valam to purchase up to 165,000 shares of the Company’s common stock, at a modified price per share of $4.00 (the “Valam Warrant”), which is a decrease from the original agreed upon price per share of $6.00. The Valam Warrant is performance-based and will vest as follows: 30,000 warrant shares upon the launch of the Company’s first ENT laser; 55,000 warrant shares upon the receipt of certain specified clearances required from the U.S. Food and Drug Administration (the “FDA”); 40,000 warrant shares upon achieving $5 million in ENT laser revenues for a 12-month period; and 40,000 warrant shares upon achieving $10 million in ENT laser revenues for a 12-month period. Vested warrant shares may be exercised with a cash payment, or, in lieu of a cash payment, Valam may convert the vested warrant shares into a net number of whole common shares. The Valam Warrant expires on July 14, 2020. As of December 31, 2013, 30,000 warrant shares have been earned and stock-based compensation costs of approximately $41,000 have been recognized.

On April 26, 2013, the Company issued a warrant to Sun Dental Laboratories, LLC (“Sun Dental Labs”) to purchase up to 500,000 shares of the Company’s common stock, at a price per share of $5.90 (the “Sun Dental Warrant”). The Sun Dental Warrant is performance-based and will vest at a rate of 1,000 shares per each 3Shape A/S (“3Shape”) Trios intraoral scanner (“Trios IOS”) that Sun Dental Labs assists in selling in conjunction with the agreement. For the purposes of the Sun Dental Warrant, a sale is defined as a Trios IOS that has been installed at the customer's place of business and is fully operational, where the customer has been trained, and the Trios IOS has been paid for in full by the customer. Any unvested warrant shares will expire on April 24, 2014. Vested warrant shares may be exercised with a cash payment, or, in lieu of a cash payment, Sun Dental Labs may convert the vested warrant shares into a net number of whole common shares. The Company recorded stock-based compensation expense of less than $1,000 related to the Sun Dental Warrant during the year ended December 31, 2013.

On April 18, 2013, the Company issued a warrant (the “2013 IR Warrant”) to purchase up to 60,000 shares of the Company’s common stock to an investor relations firm, at a price per share of $5.10. The 2013 IR Warrant vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $7.50. The 2013 IR Warrant expires April 17, 2018.  As of December 31, 2013, no stock-based compensation has been recognized for the 2013 IR Warrant. The Company will reassess whether achievement of the contingent exercise provisions are probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirements will be achieved.

On March 23, 2013, the Company issued two tranches of warrants to purchase up to 100,000 shares of the Company’s common stock to a consultant, at a price per share of $4.50 (the “CMR Warrant”). The first tranche of 50,000 warrant shares vests and becomes exercisable only if the Company’s common stock closing price on NASDAQ reaches or exceeds $6.00, as amended. The second tranche of 50,000 warrant shares was cancelled during the year ended December 31, 2013. The CMR Warrant expires March 22, 2018. As of December 31, 2013, no stock-based compensation has been recognized for the CMR Warrant. The Company will reassess whether achievement of the contingent exercise provision is probable on a quarterly basis and recognize stock-based compensation when it is probable that the market performance requirements will be achieved.

On November 8, 2012, the Company issued a warrant (the “2012 IR Warrant”) to purchase up to 50,000 shares of the Company’s common stock to an investor relations consultant, at a price per share of $2.50. The 2012 IR Warrant was subject to a vesting and exercisability condition which would have been met upon the Company’s common stock closing price on NASDAQ reaching or exceeding $7.00 by November 7, 2013. Furthermore, the 2012 IR Warrant called for immediate vesting of 25,000 shares upon early termination of the arrangement. The Company terminated the arrangement during the year ended December 31, 2013 and therefore recognized stock-based compensation of approximately $64,000 and issued 9,296 net shares of common stock during the same period.

During September 2010, the Company issued a warrant (the “2010 IR Warrant”) to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74 to three service providers who provide investor relations services. Pursuant to the agreement, the service providers were also entitled to a second tranche of 2010 IR Warrant to purchase an aggregate of 50,000 shares of common stock at a price per share of $0.74. The 2010 IR Warrant was fully exercised during the year ended December 31, 2012. In connection with the issuance of the 2010 IR Warrant, the Company recognized expenses of approximately $23,000 and $273,000 for the years ended December 31, 2012 and 2011, respectively.

The Company also issues warrants to its lenders. See Note 5 — Lines of Credit and Other Borrowings for further discussion.

Stock Options

As of December 31, 2013, a total of 7,750,000 shares have been authorized for issuance under the Company’s 2002 Stock Incentive Plan, of which 2,841,000 shares have been issued for options which have been exercised, 4,441,000 shares have been reserved for options that are outstanding, and 468,000 shares are available for the granting of additional options.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Options outstanding, January 1, 2011	4,130,000	$3.60
Granted at fair market value	1,151,000	$4.11
Granted at above fair market value	—	$—
Exercised	(657,000)	$2.08
Forfeited, cancelled, or expired	(766,000)	$4.92
Options outstanding, December 31, 2011	3,858,000	$3.75
Granted at fair market value	614,000	$2.61
Granted at above fair market value	568,000	$2.45
Exercised	(214,000)	$2.12
Forfeited, cancelled, or expired	(966,000)	$3.63
Options outstanding, December 31, 2012	3,860,000	$3.48
Granted at fair market value	711,000	$3.79
Granted at above fair market value	978,000	$3.72
Exercised	(343,000)	$2.07
Forfeited, cancelled, or expired	(765,000)	$4.23
Options outstanding, December 31, 2013	4,441,000	$3.51	3.83	$1,574,000
Options exercisable, December 31, 2013	2,688,000	$3.51	3.17	$1,343,000
Vested options expired during the twelve months ended December 31, 2013	90,000	$11.24		$—

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.82 — $1.99	445,000	$1.51	5.08	340,000	$1.42
$ 2.00 — $2.99	2,113,000	$2.37	3.21	1,365,000	$2.20
$ 3.00 — $3.99	121,000	$3.19	3.09	72,000	$3.25
$ 4.00 — $4.99	889,000	$4.18	5.34	316,000	$4.20
$ 5.00 — $5.99	562,000	$5.20	4.08	286,000	$5.34
$ 6.00 — $9.99	201,000	$7.48	2.17	199,000	$7.49
$ 10.00 — $13.99	61,000	$11.19	1.36	61,000	$11.19
$ 14.00 — $18.51	49,000	$14.15	0.43	49,000	$14.15
Total	4,441,000	$3.51	3.83	2,688,000	$3.51

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Proceeds from stock options exercised	$707	$455	$1,244
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$860	$91	$1,328
Weighted-average fair value of options granted	$1.82	$1.39	$2.97
Total fair value of shares vested during the year	$1,544	$1,737	$1,259

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

On June 6, 2013, the Board granted stock options to purchase 350,000 shares of common stock to Alexander K. Arrow in connection with his appointment to President and Chief Operating Officer. These stock options were granted at an exercise price of $4.00 per share, vest and become exercisable in equal quarterly amounts over a four-year period beginning on June 6, 2014, and expire on June 6, 2020.

On May 7, 2012, the Board granted a non-qualified stock option to purchase 65,000 shares of the Company’s common stock to a consultant, at a price per share of $2.55, the closing market price of the Company’s common stock on the grant date. The option fully vests and becomes exercisable upon the achievement of certain specified performance conditions, as defined in the consulting agreement with this consultant, and the option expires five years from the grant date. As of December 31, 2013, no stock-based compensation has been recognized. The Company will reassess whether achievement of the performance conditions is probable on a quarterly basis and recognize stock-based compensation when it is probable that the performance conditions will be achieved.

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 63%, 71%, and 67% of net revenue and international sales accounted for approximately 37%, 29%, and 33% of net revenue for the years ended December 31, 2013, 2012, and 2011, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$35,653	$40,524	$32,782
International	20,777	16,832	16,076
	$56,430	$57,356	$48,858

No individual international country represented more than 10% of net revenue during the years ended December 31, 2013, 2012, and 2011.

Long-lived assets located outside of the United States at our foreign subsidiaries, totaled approximately $430,000 and $412,000 as of December 31, 2013 and 2012, respectively.

NOTE 10 — CONCENTRATIONS

Revenue from laser systems, the Company’s core product, which includes the iPlus, MDX, MD Turbo, and Epic, comprised 69%, 74%, and 79% of total net revenues for the years ended December 31, 2013, 2012, and 2011, respectively. Revenue from consumables and other, which are primarily related to laser systems, comprised 12%, 10%, and 11% of total revenue for the same periods. Revenue from imaging systems comprised 8%, 6%, and 0% of total net revenue for the same periods. Revenue from services, which are primarily related to laser systems, comprised 11%, 10%, and 9% of total net revenue for the same periods. Revenue from license fees and royalties comprised 0%, 0%, and 1% of total net revenue for the same periods.

Approximately 5%, 3%, and 19% of the Company’s revenue in 2013, 2012, and 2011, respectively, was generated through sales to HSIC worldwide.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2013 and 2012.

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

NOTE 11 — SUBSEQUENT EVENTS

Stockholder Rights Plan

The Company entered into a Second Amendment to Rights Agreement on February 4, 2014, and a Restated Second Amendment to Rights Agreement on March 17, 2014, (together the “Amendment”), which amends the terms of the Rights Agreement, dated as of December 31, 1998 between the Company and Computershare Trust Company, N.A. (as successor right agent to U.S. Stock Transfer Company), as amended by that certain Amendment to Rights Agreement, dated as of December 19, 2008 (the "Rights Agreement"). The Amendment increases the threshold percentage of shares of the Company's common stock that must be acquired or proposed to be acquired to cause the distribution of rights certificates in accordance with the Rights Agreement, from 15% to 20%. Further discussion of the stockholder rights plan is disclosed in Note 8 – Stockholders’ Equity.

February 2014 Subscription Agreement

On February 10, 2014, the Company entered into the February 2014 Subscription Agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P. under which the Company offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million. Further discussion of the offering is disclosed in Note 8 – Stockholders’ Equity.

January 2014 Shelf Registration

On January 17, 2014, the Company filed a registration statement to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million. Further discussion of the related registration is disclosed in Note 8 – Stockholders’ Equity.

Credit Agreements

On March 4, 2014, the Company received a waiver from Comerica Bank to waive noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with the waiver, the Company incurred a fee of $10,000 and Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5 million. See further discussion in Note 5 — Lines of Credit and Other Borrowings.

Stock Dividend

In February 2014, the Board announced a 2% annual stock dividend policy for 2014 and declared a one-half percent stock dividend (the “March Stock Dividend”) payable March 28, 2014 to stockholders of record on March 14, 2014. The Company expects to record the effects of the March Stock Dividend in the first quarter ending March 31, 2014.

Director Dispute and Shareholder Litigation

On March 3 and 6, 2014, the Company disclosed that the Board had appointed Paul N. Clark and Jeffrey M. Nugent to the Board and Dr. Alexander K. Arrow and Dr. Sam Low had tendered their resignations.  Subsequent to this disclosure, questions were raised as to whether these changes were effected.

On March 7, 2014, the Company received from Oracle, which reports that it is a 16 % shareholder, a notice pursuant to the Company’s Bylaws, stating that Oracle intended to nominate four independent directors for election to the Board at the Company’s 2014 Annual Meeting of Stockholders. Oracle’s nominees are Messrs. Clark and Nugent, Frederic H. Moll, and Eric Varma, M.D.

On March 11, 2014, Oracle  filed a lawsuit in the Delaware Court of Chancery seeking a determination of the composition of the Board and a temporary restraining order that would preclude the Board from taking any action without the approval of four purported directors whose directorships Oracle claims to be undisputed.

The Company has reason to believe that Oracle and individuals who may be, depending on the outcome of the foregoing dispute, members of the Company’s Board will seek to make changes in the Company’s senior management and the composition of the Company’s Board and its committees.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2013, 2012, and 2011

(in thousands)

	Balance at Beginning of Year	Charges (Reversals) to Cost or Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2013:
Allowance for doubtful accounts	$304	$291	$(22)	$573
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	33,341	2,225	—	35,566
Year Ended December 31, 2012:
Allowance for doubtful accounts	$289	$241	$(226)	$304
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	33,784	(443)	—	33,341
Year Ended December 31, 2011:
Allowance for doubtful accounts	$311	$74	$(96)	$289
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	34,250	(466)	—	33,784

S-1