Form 10-K/A
period 2013-12-31
BIOLASE, INC
filed 2014-04-30
CIK 811240

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

As of April 28, 2014, there were 37,626,535 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014, of Biolase, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the terms “the Company,” “we,” “us,” or “our” refer to Biolase, Inc.

BIOLASE, INC.

2013 FORM 10-K ANNUAL REPORT

(Amendment No. 1)

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

Our Current Directors

The following table sets forth certain information as of April 28, 2014 regarding our current directors:

Name	Age	Position
Federico Pignatelli	61	Director, Chairman of the Board, and Chief Executive Officer
Dr. Frederic Moll (1)(2)	62	Director
Dr. Norman J. Nemoy (1)(2)(3)	75	Director
James R. Talevich (1)(3)	63	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

Our Board currently consists of four directors whose term of office expires at our annual meeting: Dr. Frederic Moll, Dr. Norman J. Nemoy, Federico Pignatelli, and James Talevich. The authorized number of directors on the Board is currently fixed at not less than three and not more than nine. Dr. Alexander K. Arrow, Erin S. Enright, Greg Lichtwardt, and Dr. Samuel B. Low also served as directors during the year ended December 31, 2013.

Federico Pignatelli was appointed as a director of the Company and our interim Chief Executive Officer and Executive Chairman on August 27, 2010. On September 30, 2010, Mr. Pignatelli was appointed as our Chairman of the Board and Chief Executive Officer. Prior to his appointment as Chief Executive Officer, Mr. Pignatelli also served as a director, including Chairman and Chairman Emeritus of the Board, and President.

Dr. Frederic H. Moll was appointed as a director on June 7, 2013. Dr. Moll is currently a member of our Audit and Compensation Committees.

Dr. Norman J. Nemoy was appointed as a director on July 17, 2010. Dr. Nemoy is currently the chairman of our Compensation and Nominating and Corporate Governance Committees and is a member of our Audit Committee.

James R. Talevich was appointed as a director on December 4, 2013. Mr. Talevich is currently the chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee.

Dr. Alexander K. Arrow was appointed as a director on July 17, 2010. On June 6, 2013, Dr. Arrow became our President and Chief Operating Officer at which point he was no longer independent and, as such, resigned as the chairman of both our Audit and Compensation Committees. Dr. Arrow tendered his resignation as a director on February 28, 2014. Erin S. Enright was appointed as a director on June 7, 2013 and resigned effective December 4, 2013. Ms. Enright was a member of our Audit Committee while a director. Gregory E. Lichtwardt was appointed as a director on July 17, 2010 and resigned effective December 4, 2013. Mr. Lichtwardt was a member of our Audit, Compensation, and Nominating and Corporate Governance Committees. Dr. Samuel B. Low was appointed as a director on December 10, 2013 and was a member of the Audit Committee. Dr. Low tendered his resignation as a director on February 28, 2014.

Biographies of Our Current Directors

Federico Pignatelli, 61, has served as our Chief Executive Officer since August 2010, and as our Chairman of the Board and Chief Executive Officer since September 2010. Mr. Pignatelli previously served as our Chairman of the Board from 1994 until March 2006, at which point he became our Chairman Emeritus.

Mr. Pignatelli has served as our President from January 2008 until June 2010. From November 2007 to January 2008, he served as interim Chief Executive Officer. Mr. Pignatelli has served as a director since 1991. He is the founder, and has served as President of the Art & Fashion Group since 1992. The Art & Fashion Group is a holding company of an array of businesses providing services to the advertising industry, including the world’s largest complex of digital and film still photography studios for production and post-production. Previously, Mr. Pignatelli was a Managing Director at Gruntal & Company, an investment banking and brokerage firm, and was a Managing Director of Ladenburg, Thalmann & Co., also an investment banking and brokerage firm.

Frederic H. Moll, M.D., 62, has served as one of our directors since June 2013. Dr. Moll is currently the Chairman and Chief Executive Officer of Auris Surgical Robotics, Inc., an ophthalmic robotics company. Dr. Moll co-founded Hansen Medical, Inc., a medical robotics company, in September 2002, served as its Chief Executive Officer through June 2010, and served on its board of directors through May 2012. In November 1995, Dr. Moll co-founded Intuitive Surgical, Inc., a medical device company, and served as its first Chief Executive Officer and, later, its Vice President and Medical Director until September 2003. In 1989, Dr. Moll co-founded Origin Medsystems, Inc., a medical device company, which later became an operating company within Guidant Corporation, a medical device company, following its acquisition by Eli Lilly in 1992. Dr. Moll served as Medical Director of Guidant’s surgical device division until November 1995. Dr. Moll holds a B.A. from the University of California, Berkeley, an M.S. from Stanford University and an M.D. from the University of Washington School of Medicine.

Norman J. Nemoy, M.D., F.A.C.S., 75, has served as one of our directors since July 2010. Dr. Nemoy is a partner at Tower Urology Medical Group and is on the surgical attending staff at Cedars-Sinai Medical Center. Dr. Nemoy graduated from the University of Illinois School of Medicine, and obtained his urological training at Stanford University Medical Center in Palo Alto, California. Following his training at Stanford, he served on the clinical faculty at UCLA School of Medicine. He is a fellow of the American College of Surgeons, and is Board Certified by the American Board of Urology. Dr. Nemoy is an expert in advanced robotic surgery and has been involved in numerous clinical research studies designed to test the safety and clinical effectiveness of new urological drugs and devices.

James R. Talevich, 63, has served as one of our directors since December 2013. Mr. Talevich has more than 23 years of experience as a senior financial executive, and is currently a director of Nova LifeStyle, Inc., a NASDAQ-listed international manufacturing company, where he chairs the audit committee and also serves on the compensation and nominating and corporate governance committees. Mr. Talevich also serves as a member of the executive committee and advisory council of the SEC and Financial Reporting Institute at the USC Marshall School of Business. Prior to his current roles, Mr. Talevich served as Chief Financial Officer of I-Flow Corporation, a NASDAQ-listed medical technology company, from 2000 to 2009, as Chief Financial Officer of Gish Biomedical, Inc., a NASDAQ-listed manufacturing company, from 1999 to 2000, and as Chief Financial Officer of Tectrix Fitness Equipment Inc., a privately held manufacturer of virtual reality fitness equipment, from 1995 to 1999. Previously, he held financial management positions with Mallinckrodt Medical, Inc., Sorin Biomedical, Inc. (FIAT S.p.A.), Pfizer, Inc., Baxter International, Inc. and KPMG. Mr. Talevich received a B.A. in physics from California State University, Fullerton, and an MBA from the UCLA Anderson School of Management. He is licensed as a Certified Public Accountant.

Director Compensation

The following table sets forth all compensation earned or paid to our directors during the year ended December 31, 2013. Mr. Pignatelli, our Chief Executive Officer and Chairman of the Board, did not earn additional Board fees for his services as a director. Dr. Arrow did not earn Board fees for his services as a director from June 6, 2013 through December 31, 2013 after becoming our President and Chief Operating Officer.

Name	Board Fees Paid in Cash ($)(1)		Option Awards ($)(2)		Other Compensation ($)		Total ($)
Federico Pignatelli	$0		$0		$1	(3)	$1
Alexander K. Arrow, M.D. (13)	$13,750		$746,462	(4)	$131,832	(5)	$892,044
Erin S. Enright (13)	$11,125	(6)	$75,952		$0		$87,077
Gregory E. Lichtwardt (13)	$20,375	(7)	$42,655		$0		$63,030
Samuel B. Low, D.D.S. (13)	$0	(8)	$28,025		$22,415	(9)	$50,440
Frederic H. Moll, M.D.	$0	(10)	$124,237		$0		$124,237
Norman J. Nemoy, M.D.	$26,000	(11)	$42,655		$0		$68,655
James R. Talevich	$0	(12)	$28,025		$0		$28,025

(1)	Our non-employee directors are paid a $42,000 annual retainer. The chairmen of the Audit and Compensation Committees are paid an additional fee of $5,000 per year and committee members are paid an additional $2,500 per year. The chairman of the Nominating and Corporate Governance Committee is paid an additional fee of $3,000 per year and committee members are paid an additional $1,500 per year. In addition, non-employee directors are automatically granted options to acquire 20,000 shares of our common stock on our annual meeting date. Directors are reimbursed for reasonable travel and lodging expenses incurred by them in attending Board and committee meetings.
(2)	Reflects the aggregate grant date fair value of options granted to our directors for the current fiscal year. These amounts do not reflect actual payments made to our directors. There can be no assurance that the full grant date fair value will ever be realized by any director.
(3)	Includes compensation paid to Mr. Pignatelli in his capacity as Chief Executive Officer of the Company totaling $1.
(4)	Includes options granted to Dr. Arrow in his capacity as President and Chief Operating Officer.
(5)	Dr. Arrow was paid $131,832 of compensation while in his capacity as President and Chief Operating Officer from June 6, 2013 through December 31, 2013. Dr. Arrow served as chairman of the Audit and Compensation Committees and member of the nominating and Corporate Governance Committee while a non-employee director from January 1, 2013 through June 5, 2013. Dr. Arrow was paid $13,750 for his services as a non-employee director.
(6)	Includes compensation paid to Ms. Enright in her capacity as a director from June 7, 2013 until her resignation on December 4, 2013. Ms. Enright served as a member of the Audit Committee.
(7)	Includes compensation paid to Mr. Lichtwardt in his capacity as a director from January 1, 2013 until his resignation on December 4. 2013. Mr. Lichtwardt served as a member of the Audit and Compensation Committees, including chairman of the Audit Committee from June 6, 2013 until his resignation.
(8)	Dr. Low was appointed as a director on December 10, 2013, and served as a member of the Audit Committee until his resignation on February 28, 2014.
(9)	Fees paid to Dr. Low for consulting services.
(10)	Dr. Moll was appointed as a director on June 7, 2013, and served as a member of the Audit, Compensation, and Nominating and Corporate Governance Committees.
(11)	Dr. Nemoy served as a member of the Audit, Compensation, and Nominating and Corporate Governance Committees and became the chairman of the Audit and Compensation Committees effective June 6, 2013.
(12)	Mr. Talevich was appointed as a director on December 10, 2013, and serves as the chairman of the Audit Committee.
(13)	Former director of the Company.

The following table sets forth the aggregate grant date fair value of each stock option grant awarded to our non-employee directors in 2013 and 2012.

Director	Grant Date	Exercise Price	Number of Shares Underlying Options Originally Granted	Aggregate Grant Date Fair Value
Alexander K. Arrow, M.D.	May 10, 2012(4)	$2.56	20,000	$34,994
Erin S. Enright	June 7, 2013(2)	$4.07	35,000	$75,952
Gregory E. Lichtwardt	June 6, 2013(3)	$4.00	20,000	$42,655
	May 10, 2012(4)	$2.56	20,000	$34,994
Samuel B. Low, D.D.S.	December 10, 2013(1)	$1.73	27,500	$28,025
Frederic H. Moll, M.D.	June 7, 2013(2)	$4.07	57,250	$124,237
Norman J. Nemoy, M.D.	June 6, 2013(3)	$4.00	20,000	$42,655
	May 10, 2012(4)	$2.56	20,000	$34,994
James R. Talevich	December 10, 2013(1)	$1.73	27,500	$28,025

(1)	On December 10, 2013, Dr. Low and Mr. Talevich received 27,500 options to acquire shares of stock under the Automatic Stock Grant program.
(2)	On June 7, 2013, Dr. Moll and Ms. Enright received 35,000 options to acquire shares of stock under the Automatic Stock Grant program. Dr. Moll further received 22,250 options to acquire shares of stock in lieu of $44,500 in director fee compensation.
(3)	On June 6, 2013, Dr. Nemoy and Mr. Lichtwardt received 20,000 options to acquire shares of stock under the Automatic Stock Grant program.
(4)	On May 10, 2012, Drs. Arrow and Nemoy and Mr. Lichtwardt received 20,000 options to acquire shares of stock under the Automatic Stock Grant program.

The grant date fair value for the December 10, 2013 option grants to Dr. Low and Mr. Talevich was $1.02, which was determined using the Black-Scholes option valuation model with the following assumptions: market price of $1.73, exercise price of $1.73, expected volatility of 84.7%, risk free interest rate of 1.46%, expected option life of 3.6 years, and an expected dividend yield of 0%.

The grant date fair value for the June 7, 2013 option grants to Dr. Moll and Ms. Enright was $2.17, which was determined using the Black-Scholes option valuation model with the following assumptions: market price of $4.07, exercise price of $4.07, expected volatility of 75.3%, risk free interest rate of 1.10%, expected option life of 3.6 years, and an expected dividend yield of 0%.

The grant date fair value for the June 6, 2013 option grants to Dr. Nemoy and Mr. Lichtwardt was $2.13, which was determined using the Black-Scholes option valuation model with the following assumptions: market price of $4.00, exercise price of $4.00, expected volatility of 75.3%, risk free interest rate of 1.01%, expected option life of 3.6 years, and an expected dividend yield of 0%.

The grant date fair value for the May 10, 2012 option grant to Drs. Arrow and Nemoy and Mr. Lichtwardt was $1.75, which was determined using the Black-Scholes option valuation model with the following assumptions: market price of $2.56, exercise price of $2.56, expected volatility of 103%, risk free interest rate of 0.87%, expected option life of 3.7 years, and an expected dividend yield of 0%.

Individuals who are appointed or elected to our Board as a non-employee director at an annual meeting of stockholders are granted an option to purchase 20,000 shares of our common stock. In addition, the Board modified the calculation for options granted automatically to newly appointed non-employee directors to the number of shares equal to the sum of (a) 20,000 and (b) the product of (i) 1,250 and (ii) one plus the number of whole calendar months that will have elapsed between the date of appointment to the Board and the anticipated date of the next annual meeting of stockholders.

Each annual option grant vests over one year in equal quarterly increments, with the first vesting date occurring three months after the date of grant, except in the case of initial option grants for non-employee directors, which vest in monthly installments upon the non-employee director’s completion of each month of service as a non-employee director measured from the option grant date. Vesting is accelerated in full if certain changes in control or ownership occur or if the optionee dies or becomes disabled while serving as a director. Each option has an exercise price per share equal to the closing sale price of our common stock on the date of grant and has a maximum term of ten years, subject to earlier termination on the first anniversary of the director’s cessation of our Board service for any reason. Each automatic option is immediately exercisable for all of the option shares and the director would receive unvested shares for each unvested option exercised. However, any unvested shares are subject to repurchase by us, at the lower of the exercise price paid per share or the fair market value per share (determined at the time of repurchase), should the director cease Board service prior to vesting of those shares.

The following table sets forth the number of shares underlying outstanding stock options (vested and unvested) held by each of our current and former non-employee directors as of December 31, 2013. Our directors did not hold any unvested shares of restricted stock as of December 31, 2013.

Director	Shares Underlying Options Outstanding at Fiscal Year End
Alexander K. Arrow, M.D.	474,500	(1)(2)
Erin Enright	8,750	(3)
Gregory E. Lichtwardt	115,750	(3)
Sam Low, D.D.S.	27,500	(2)
Frederic H. Moll, M.D.	57,250
Norman J. Nemoy, M.D.	153,500
James R. Talevich	27,500

(1)	Includes 350,000 options granted to Dr. Arrow on June 6, 2013 as President and Chief Operating Officer.
(2)	Drs. Arrow and Low resigned as directors on February 28, 2014.
(3)	Ms. Enright and Mr. Lichtwardt resigned as directors on December 4, 2013.

Our Executive Officers

The following table sets forth certain information regarding our executive officers as of April 28, 2014:

Name	Age	Position
Federico Pignatelli	61	Chairman of the Board and Chief Executive Officer
Alexander K. Arrow, M.D.	43	President and Chief Operating Officer
Frederick D. Furry	46	Chief Financial Officer

The executive officers are appointed by our Board on an annual basis and serve at the discretion of our Board, subject to the terms of any employment agreement with us, until their earlier resignation or removal. There are no family relationships among any of the directors or executive officers. The following is a brief description of the present and past business experience of Dr. Arrow and Mr. Furry. The biography of Mr. Pignatelli appears earlier under “Our Directors.”

Alexander K. Arrow, M.D., CFA, 43, was appointed to the Board in July 2010 and became the President and Chief Operating Officer in June 2013. From July 2012 to June 2013 Dr. Arrow was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., a company seeking to realize commercial potential in the field of optogenetics. Previously, Dr. Arrow was the Chief Financial Officer of Arstasis, Inc., a 115-employee cardiology device manufacturer. From 2002 to 2007, Dr. Arrow headed medical technology equity research at the global investment bank Lazard, providing research coverage on a wide variety of medical device manufacturers. Dr. Arrow also spent two years as Chief Financial Officer of the Patent & License Exchange, later renamed PLX Systems, Inc., and three years as the publishing life sciences research analyst at Wedbush Morgan Securities. In 1996, Dr. Arrow was a surgical resident at the UCLA Medical Center. Dr. Arrow received his CFA in 1999. He was awarded an M.D. from Harvard Medical School in 1996 and a B.A. in Biophysics, magna cum laude, from Cornell University in 1992.

Frederick D. Furry, 46, has served as our Chief Financial Officer since November 2010 and served as our Chief Operating Officer from October 2011 to June 2013. Mr. Furry is a certified public accountant (inactive) and has 18 years of experience working with manufacturing and high technology companies with public accounting firms, including PricewaterhouseCoopers LLP. From July 2004 to December 2009, Mr. Furry served as an audit partner at Windes, Inc. He holds an M.B.A. from the A. Gary Anderson Graduate School of Management at the University of California, Riverside.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board, executive officers, and beneficial holders of more than ten percent of the outstanding shares of our common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which requires them to file reports with respect to their ownership of our securities. To our knowledge, based solely upon the copies of Section 16(a) reports which we received from such persons for their 2013 fiscal year transactions in our common stock and their common stock holdings, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers, and greater than ten percent beneficial owners.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics. This code of ethics applies to our directors, executive officers and employees. This code of ethics is publicly available in the corporate governance section of the stockholder relations page of our website located at http://www.biolase.com/Pages/Investors and in print upon request to the Secretary at Biolase, Inc., 4 Cromwell, Irvine, California, 92618. If we make amendments to the code of ethics or grant any waiver that we are required us to disclose, we will disclose the nature of such amendment or waiver on our website.

Audit Committee and Financial Expert

The Audit Committee of the Board of Directors consists of three directors, all of whom are independent pursuant to the rules of the NASDAQ Stock Market and other SEC rules and regulations applicable to audit committees. The following directors are currently members of the Audit Committee: James R. Talevich, who serves as the chairman, Norman J. Nemoy, and Frederic H. Moll. The Board of Directors has determined that James R. Talevich qualifies as an audit committee financial expert, as such term is defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis section discusses the compensation policies and programs for our named executive officers, which consist of: Federico Pignatelli, our Chairman of the Board and Chief Executive Officer, effective September 30, 2010; Alexander K. Arrow, M.D., our President and Chief Operating Officer, effective June 6, 2013; Frederick D. Furry, our Chief Financial Officer, effective November 30, 2010; and Michael Stevens, Director of Professional Relations and a Territory Sales Manager. The Compensation Committee of our Board of Directors is primarily responsible for overseeing the development and administration of the total compensation program for corporate officers and key executives, and administering our executive incentive bonus and stock plans.

Compensation Objectives.

It is important that we employ energetic people who are enthusiastic about our mission and our products, and we believe this must start at the top with our executive officers who set an example for the entire company. We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executive officers by offering them competitive compensation packages. Our compensation programs for our executive officers are designed to attract and retain such key executive officers, and to reward them in a fashion commensurate with our corporate performance and the value created for our stockholders. Our compensation programs also support our short-term and long-term strategic goals and values and reward the individual contributions of our executive officers to our success.

Our policy is to provide our executive officers with competitive compensation opportunities that reward their contribution to our financial success and individual performance, while providing financial stability and security. Accordingly, the compensation package for executive officers is mainly comprised of the following compensation elements: (1) a base salary, designed to be competitive with salary levels in the industry and to reflect individual performance; (2) an annual discretionary bonus payable in cash and based on the review of certain annual financial and other performance measures, which supports our short-term performance; (3) where appropriate, long-term stock-based incentive awards, which support our long-term performance and are designed to strengthen the mutual interests between our executive officers and our stockholders; and (4) in some cases severance payments and other benefits payable upon termination of an officer’s employment by us without cause or by our officer for good reason, including following a change of control of us, which promotes executive retention and efforts toward the best interests of the stockholders in the event of an actual or threatened change of control of us. We believe that each of these elements and their combination supports our overall compensation objectives.

Determination of Compensation Awards.

The Compensation Committee determines the compensation to be paid to our executive officers. The Compensation Committee periodically reviews the total compensation levels and the distribution of compensation among the compensation elements identified above for each of our executive officers. The Compensation Committee determines the total compensation levels for our executive officers by considering each executive officer’s position and responsibilities, the individual’s performance of his job-related duties and responsibilities and our financial performance, in the context of our compensation policies and objectives and competitive market data applicable to each executive officer’s position. Our approach is to consider competitive compensation practices as a relevant factor rather than establishing compensation at specific benchmark percentiles. This enables us to respond to dynamics in the labor market and provides us with flexibility in maintaining and enhancing our executive officers’ engagement, focus, motivation and enthusiasm for our future.

The principal factors that were taken into account in establishing each executive officer’s compensation package for 2013 are described below. The Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future years.

In addition, the Compensation Committee periodically reviews peer group data. The Compensation Committee believes that our most direct competitors for executive talent include significantly larger and better-capitalized companies in the medical device industry, comprising a broader range of companies than those with which we usually are compared for purposes of stock performance.

Components of Compensation.

During the 2013 fiscal year, our executive officers’ compensation was composed of base salary, annual incentive bonuses, equity compensation, certain perquisites, and, in one case, a potential severance payment payable upon certain events, including a qualifying termination of the executive officer’s employment subsequent to a change of control of the Company.

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities, although no such factor is assigned a quantitative weighting. Because a substantial majority of our stockholders approved the compensation program described in our proxy statement in 2013, the Compensation Committee did not implement changes to our executive compensation program as a result of the stockholder advisory vote.

Base Salaries.

Our executive officers’ base salaries are assessed annually by the Compensation Committee, taking into account each officer’s position and responsibilities, including accomplishments and contributions, experience and tenure. In addition, the Compensation Committee considered the stockholders’ previous approval, on an advisory basis, the compensation of the Company’s named executive officers, as well as the Company’s recent performance and current market conditions.

Mr. Pignatelli. In August 2010 Mr. Pignatelli was appointed to the position of Interim Chief Executive Officer at an annual salary of $1.00. Mr. Pignatelli was appointed our permanent Chief Executive Officer on September 30, 2010 and has agreed to continue at a symbolic annual cash salary of $1.00 since that time.

Dr. Arrow. Dr. Arrow’s current annual base salary was set, at the time of his hire as our President and Chief Operating Officer on June 6, 2013, at $250,000. His base salary was negotiated and was based on comparable market data, and our compensation goals and objectives.

Mr. Furry. Mr. Furry’s current annual base salary was increased from $195,000 to $220,000 on December 14, 2013. His base salary was negotiated and was based on comparable market data, and our compensation goals and objectives.

Mr. Stevens. Mr. Stevens is our Director of Professional Relations and a Territory Sales Manager and his current base salary is $90,000. His base salary was negotiated and was based on comparable market data, and our sales compensation goals and objectives.

Annual Bonuses.

Our annual bonuses have been historically intended to reward accomplishment of our overall short-term corporate performance and objectives for a fiscal year.

Mr. Pignatelli. No formal annual bonus opportunity was set for Mr. Pignatelli in 2011, 2012, or 2013.

Dr. Arrow. Dr. Arrow joined us in June 2013 as President and Chief Operating Officer and is eligible to receive a bonus based upon achieving certain financial and operational metrics as may be established from time to time by the Compensation Committee. No bonus was paid to, or accrued for, Dr. Arrow for the year ended December 31, 2013.

Mr. Furry. No formal annual bonus opportunity was set for Mr. Furry in 2011, 2012, or 2013. Mr. Furry received a discretionary bonus of $10,000 in May 2013.

Mr. Stevens. No formal annual bonus opportunity was set for Mr. Stevens in 2011, 2012, or 2013.

Stock-Based Incentive Awards.

Stock-based incentives are designed to align the interests of our executive officers with those of our stockholders and provide each individual with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Stock options allow the officers to acquire shares of our common stock at a fixed price per share (which is at least the closing sale price of our stock on the grant date) over a specified period of time. Stock options generally become exercisable in a series of installments over either a three- or four-year period, contingent upon the officer’s continued employment with us. Accordingly, stock options provide a return to the executive officer only if he remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term. As such, stock options not only reward our corporate performance but are also a key retention tool. The size of the option grant to each executive officer, including any grant considered for the Chief Executive Officer and our other named executive officers, is set at a level that is intended to create a meaningful opportunity for stock ownership based on the individual’s current position with us, the individual’s performance of his job related duties and responsibilities in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.

Mr. Pignatelli. Options to acquire 35,000 shares of our common stock at an exercise price of $5.34 and 100,000 shares of our common stock at an exercise price of $2.58 were granted to Mr. Pignatelli in May 2011 and December 2011, respectively, in his capacity as an officer of the Company. The May 2011 stock option vested and became exercisable immediately. The December stock option originally was to vest and become exercisable over forty-eight equal monthly installments commencing December 23, 2011, subject to Mr. Pignatelli’s continued employment with us. In March 2012, the unvested shares were accelerated and subsequently exercised for cash. On November 8, 2012, Mr. Pignatelli was granted stock options to acquire 100,000 shares at an exercise price of $2.50, which options vest and become exercisable over twelve equal monthly installments commencing November 8, 2012. The Compensation Committee considered these grants as necessary and appropriate for Mr. Pignatelli’s services. No options were granted to Mr. Pignatelli in 2013.

Dr. Arrow. At the time of his hire on June 6, 2013, Dr. Arrow was granted options to acquire 350,000 shares of our common stock at an exercise price of $4.00 per share. The June 2013 option shall vest and be exercisable over 16 equal quarterly installments beginning on June 6, 2014, subject to Dr. Arrow’s continued employment with us. The June 2013 option has a seven year life and contains certain change in control language. The Compensation Committee considered this grant as necessary and appropriate for Dr. Arrow’s services.

Mr. Furry. Options to acquire 47,500 shares of our common stock at an exercise price of $2.58 were granted to Mr. Furry in December 2011 and options to acquire 50,000 shares of our common stock at an exercise price of $5.00 were granted to Mr. Furry in March 2013. The December 2011 stock option vests and becomes exercisable over forty-eight equal monthly installments commencing December 23, 2011 and the March 2013 stock option vests and becomes exercisable over forty-eight equal monthly installments commencing March 23, 2013, both subject to Mr. Furry’s continued employment with us. The Compensation Committee considered these grants as necessary and appropriate for Mr. Furry’s services. No options were granted to Mr. Furry in 2012.

Mr. Stevens. No options were granted to Mr. Stevens in 2011, 2012, or 2013.

Policies with Respect to Equity Compensation Award Determinations.

We do not time the award of stock option grants in advance of material announcements in order to achieve lower exercise prices. In the past, we have not granted any equity compensation awards other than stock options. Our policy is that stock options are granted with an exercise price equal to or greater than the closing price of our common stock on the date of grant, and that all option grants are approved in advance of or on the date of the grant. The Secondary Stock Option Committee (consisting of our Chief Executive Officer and Chief Financial Officer) is delegated authority by the Board to approve stock option grants in an amount not to exceed 12,000 shares per person and only for newly-hired employees. For stock option grants to new employees, our policy is that they be issued on, and receive an exercise price equal to or greater than the closing stock price of our common stock on such employee’s start date, presuming that the award was pre-approved by the Secondary Stock Option Committee.

Perquisites and Other Benefits.

The Compensation Committee does not generally provide any perquisites at this time, except for a car allowance that is provided to Mr. Stevens in connection with his Territory Sales Manager role.

Severance and Change of Control Arrangements.

Messrs. Pignatelli, Furry, and Stevens and Dr. Arrow are employed by the Company on an “at will” basis, and they do not have any employment agreements or severance provisions. Certain of Dr. Arrow’s options immediately vest and become exercisable in the event of a change in control of the Company. Messrs. Pignatelli, Furry, and Stevens do not have any change in control agreements with the Company.

Compliance with Internal Revenue Code Section 162(m).

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Nonperformance-based compensation paid to our executive officers for the 2013 fiscal year did not exceed the $1.0 million limit per officer, and we do not expect the nonperformance-based compensation to be paid to our executive officers for the 2014 fiscal year to exceed that limit. Our option grants under our 2002 Stock Incentive Plan have been designed to qualify as performance- based compensation.

There are certain circumstances under which the Board and Compensation Committee may decide to exceed the deductibility limit imposed under Section 162(m) or to otherwise pay non-deductible compensation. These circumstances may include maintaining a competitive salary for a named executive officer position or attracting highly qualified executives to join us and to promote their retention with compensation that is not performance based as part of their initial employment offers. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Sections 280G and 4999 of the Internal Revenue Code impose certain adverse tax consequences on compensation treated as excess parachute payments. An executive is treated as having received excess parachute payments for purposes of Sections 280G and 4999 of the Internal Revenue Code if he or she receives compensatory payments or benefits that are contingent on a change in the ownership or control of a corporation, and the aggregate amount of such contingent compensatory payments and benefits equals or exceeds three times the executive’s base salary amount. An executive’s excess parachute payments are subject to a 20% excise tax under Section 4999 of the Internal Revenue Code, in addition to any applicable federal income and employment taxes. Also, the corporation’s compensation deduction in respect of the executive’s excess parachute payments is disallowed under Section 280G of the Internal Revenue Code. If we were to be subject to a change in control, certain amounts received by our executives could be excess parachute payments under Sections 280G and 4999 of the Internal Revenue Code. As discussed under “Potential Payments Upon Termination or Change in Control” we do not provide our executive officers with tax gross up payments in the event of a change in control.

Summary Compensation Table

The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers (“NEOs”) for the fiscal years ended December 31, 2013, 2012, and 2011:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Federico Pignatelli	2013	$1	(2)	$0	$0		$0		$0		$1
Chief Executive Officer & Chairman of the Board	2012 2011	1 1	(2) (2)	0 0	83,448 323,069		0 0		1,000 0		84,449 323,070

Alexander K. Arrow, M.D. President & Chief Operating Officer	2013	131,832		0	746,462		0		13,750	(4)	892,044
	2012	0		0	34,994	(3)	0		49,750	(4)	84,744
	2011	0		0	157,449	(3)	0		92,297	(4)	249,746

Frederick D. Furry Chief Financial Officer	2013	195,402		10,000	118,137		0		0		323,539
	2012	181,824		0	0		0		0		181,824
	2011	180,156		0	89,614		0		0		269,770

Michael Stevens Director of Territory Relations & Territory Sales Manager	2013	90,080		0	0		235,502	(5)	88,746	(6)	414,328
	2012	90,050		0	0		189,561	(5)	5,400	(6)	285,011
	2011	94,047		0	0		149,372	(5)	5,400	(6)	248,819

(1)	The dollar amounts in this column reflect the aggregate grant date fair value of options granted to our NEOs for each of the applicable fiscal years. These amounts do not reflect actual payments made to our NEOs. There can be no assurance that the full grant date fair value will ever be realized by any NEO.
(2)	Mr. Pignatelli voluntarily agreed to an annual cash salary of $1.00 for the years ended December 31, 2013, 2012, and 2011.
(3)	Dr. Arrow’s option awards for the years ended December 31, 2012 and 2011 were in respect of his service as a director.
(4)	Dr. Arrow’s other compensation for the years ended December 31, 2013, 2012, and 2011 includes fees paid to Dr. Arrow for his services as a non-employee director prior to becoming our President and Chief Operating Officer in June 2013.
(5)	Includes paid sales commissions.
(6)	Includes car allowance and stock option exercise totaling $88,746, $5,400, and $5,400 for the years ended December 31, 2013, 2012, and 2011, respectively.

Grants of Plan-Based Awards

The following table presents information regarding annual incentive bonus awards and equity incentive awards granted to the named executive officers during 2013.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (2)(#)	Exercise on Base Price of Option Awards (3)($)	Grant Date Fair Value of Option Awards (4)($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Federico Pignatelli Chief Executive Officer & Chairman of the Board	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Alexander K. Arrow, M.D. President & Chief Operating Officer	June 2013	N/A	N/A	N/A	350,000	$4.00	$746,462
Frederick D. Furry Chief Financial Officer	March 2013	N/A	N/A	N/A	50,000	$5.00	$118,137
Michael Stevens Director of Territory Relations & Territory Sales Manager	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The amounts in these columns represent the range of potential payouts for 2013 under the incentive bonus plan based on certain pre-established performance measures described under the caption “Compensation Discussion and Analysis — Annual Incentive Bonuses.” Bonus payouts below and above the expected performance level are determined in the Compensation Committee’s discretion. Dr. Arrow is eligible to receive bonus compensation based upon achieving certain financial and operational metrics as may be established from time to time by the Compensation Committee. No bonus was paid to, or accrued for, Dr. Arrow for the year ended December 31, 2013.
(2)	Amounts shown in this column represent stock options granted in 2013, as described under the caption “Compensation Discussion and Analysis — Stock Based Incentive Awards.”
(3)	Each option grant has an exercise price equal to, or greater than, the closing stock price of common stock at the time of grant.
(4)	The grant date fair value for the June 6, 2013 option grant was $2.13, and was determined using the Black-Scholes option valuation model with the following assumptions: market price of $4.00, exercise price of $4.00, expected volatility of 75.3%, risk free interest rate of 1.01%, expected option life of 3.6 years, and an expected dividend yield of 0%. The grant date fair value for the March 23, 2013 option grant was $2.36, and was determined using the Black-Scholes option valuation model with the following assumptions: market price of $4.00, exercise price of $5.00, expected volatility of 92.7%, risk free interest rate of 0.80%, expected option life of 3.7 years, and an expected dividend yield of 0%.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2013. During the years ended December 31, 2013, 2012, and 2011, other than options we did not grant equity awards to our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Federico Pignatelli Chairman of the Board & Chief Executive Officer	30,000	(1)	0	11.96	5/26/14
	30,000	(1)	0	5.81	11/15/15
	30,000	(1)	0	10.40	4/20/16
	15,000	(1)	0	5.94	5/16/17
	35,000		0	5.34	5/5/16
	100,000		0	2.50	11/8/17

Alexander K. Arrow, M.D. President & Chief Operating Officer	35,000	(2)	0	1.77	11/4/15
	21,000	(2)	0	5.34	4/5/16
	0		350,000	4.00	6/6/20
	28,500	(2)	0	1.15	7/19/20
	20,000	(2)	0	5.34	5/5/21
	20,000	(2)	0	2.56	5/10/22

Frederick D. Furry Chief Financial Officer	150,000		0	2.00	11/30/15
	23,750		23,750	2.58	12/23/18
	12,500		37,500	5.00	3/23/18

Michael Stevens Director of Professional Relations & Territory Sales Manager	500		0	8.52	8/11/14
	500		0	6.31	10/20/14
	5,000		0	7.14	6/1/15
	10,000		0	6.66	12/2/15
	6,189		0	2.00	12/22/15
	5,000		0	7.19	1/23/16
	10,000		0	4.00	12/12/17

(1)	Options held by Mr. Pignatelli that were granted to him as part of his director compensation.
(2)	Options held by Dr. Arrow that were granted to him as part of his director compensation.

Option Exercises and Stock Vested

The following table summarizes the option exercises by each of our named executive officers for the year ended December 31, 2013. No shares of restricted stock have been granted to any of the named executive officers.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Federico Pignatelli Chief Executive Officer & Chairman of the Board	N/A	N/A

Alexander K. Arrow, M.D. President & Chief Operating Officer
	N/A	N/A
Frederick D. Furry Chief Financial Officer
	N/A	N/A
Michael Stevens Director of Professional Relations & Territory Sales Manager
	5,000	$15,402
	500	$2,090
	18,561	$55,725

(1)	Represents the excess over the exercise price of the closing market price of a share of our common stock on the date of exercise multiplied by the number of shares that were exercised.

Potential Payments upon Termination or Change in Control

Mr. Pignatelli. Mr. Pignatelli was not a party to any severance or change in control agreement during 2013 and is not a party to such an agreement currently.

Dr. Arrow. Dr. Arrow was not a party to any severance agreement during 2013 and is not a party to such an agreement currently. Dr. Arrow’s June 2013 stock options immediately vest and are exercisable upon a change in control.

Mr. Furry. Mr. Furry was not a party to any severance or change in control agreement during 2013 and is not a party to such an agreement currently.

Mr. Stevens. Mr. Stevens was not a party to any severance or change in control agreement during 2013 and is not a party to such an agreement currently.

Equity Compensation Plan Information

Our 2002 Stock Incentive Plan is designed to attract and retain the services of individuals essential to its long-term growth and success. We also formerly maintained the 1990 Stock Option Plan and the 1993 Stock Option Plan. The 1990 Stock Option Plan and the 1993 Stock Option Plan have terminated pursuant to their terms and no grants under those plans remain outstanding.

The following table summarizes information as of December 31, 2013 with respect to the shares of our common stock that may be issued upon exercise of options, warrants or rights under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	4,441,134	$3.51	468,013

Total	4,441,134	$3.51	468,013

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee was an officer or employee of the Company during the year ended December 31, 2013, or in any prior year, and none of the members of the committee had any relationship requiring disclosure under Item 404 of Regulation S-K. There were no Compensation Committee interlocks as described in Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis set forth above be included in our 2013 Annual Report on Form 10-K.

Submitted by the Compensation Committee of our Board:

Norman J. Nemoy, Chairman
Frederic H. Moll

Date: April 28, 2014

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of April 28, 2014 by (i) any stockholder known to us to beneficially own five percent or more of our outstanding common stock, (ii) each current director, (iii) each named executive officer, and (iv) all current directors and executive officers as a group. Options shown in the table were granted pursuant to the 2002 Stock Incentive Plan and represent the shares issuable pursuant to outstanding options exercisable within 60 days of April 28, 2014. Except as indicated in the footnotes to this table, the persons or entities named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is calculated pursuant to Securities and Exchange Commission (“SEC”) Rule 13d-3(d)(1) and is based on 37,626,535 shares of our common stock outstanding at April 28, 2014 and 2,793,772 shares underlying options exercisable within 60 days of April 28, 2014. Percentage ownership excludes shares reserved for 1,597,974 unexercised warrants.

5% Beneficial Owners	Shares Beneficially Owned	Number of Shares Underlying Options Exercisable Within 60 Days of April 28, 2014	Percentage of Shares Beneficially Owned
Larry N. Feinberg (1)	6,105,383	0	15.10%
200 Greenwich Avenue Greenwich, Connecticut 06830
Camber Capital Management LLC (2)	2,701,612	0	6.68%
101 Huntington Avenue Boston, Massachusetts 02199
Blackrock, Inc. (3)	2,527,002	0	6.25%
40 East 52nd Street New York, New York 10022

Directors and Named Executive Officers
Federico Pignatelli (4)(5)	1,491,709	240,000	4.28%
Frederic H. Moll (4)	0	62,997	*
Norman J. Nemoy (4)	10,777	153,500	*
James R. Talevich (4)	0	13,750	*
Alexander K. Arrow (5)	107,790	124,500	*
Frederick D. Furry (5)	5,181	200,521	*
Michael Stevens (5)	0	37,189	*

All current directors and Named Executive Officers as a Group
(7 persons)	1,615,457	832,457	6.06%

*	Represents less than 1%.
(1)	This information is based solely upon a Schedule 13D/A, dated March 11, 2014, filed by Larry N. Feinberg with the SEC on March 11, 2014. Mr. Feinberg is reported as having shared voting power over 6,105,383 shares of the Company held by various affiliates of Oracle Partners, L.P.
(2)	This information is based solely upon a Schedule 13G/A, dated February 2, 2014, filed with the SEC on February 3, 2014.
(3)	This information is based solely upon a Schedule 13G, dated January 17, 2014, filed with the SEC on January 28, 2014.
(4)	Director.
(5)	Named executive officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The charter of the Audit Committee requires that it review any insider and related party transactions. In connection with this requirement, all related party transactions (transactions involving our directors, executive officers or any member of their immediate family, or holder of more than five percent of our outstanding common stock) are disclosed and reviewed by our Audit Committee and our Board of Directors at least annually. In addition, transactions involving our directors are disclosed and reviewed by the Nominating and Corporate Governance Committee in its assessment of our directors’ independence requirements. To the extent such transactions are ongoing business relationships; the transactions are disclosed and, as applicable, reviewed annually.

There has not been any transaction or series of related transactions to which we were a participant in the 2013 fiscal year or are currently a participant involving an amount in excess of $120,000 and in which any director, executive officer or any member of their immediate family, or holder of more than five percent of our outstanding common stock, had or will have a direct or indirect material interest.

Director Independence

Our Board has determined, with the assistance of the Nominating and Corporate Governance Committee of the Board, that each of Messrs. Nemoy, Moll, and Talevich are independent directors as defined by the listing standards of the NASDAQ Marketplace Rules (“NASDAQ Rules”) and the rules and regulations of the SEC. In making its independence determinations, the Board considered the following relationship: Mr. Pignatelli was determined to not be independent based on his service beginning in November 2007 as our interim Chief Executive Officer and based on his service, since January 2008, as our President, and currently as our Chief Executive Officer, and Dr. Arrow was determined to not be independent based on his service, beginning in June 2013, as our President and Chief Operating Officer.

Item 14.	Principal Accountant Fees and Services

The following table presents fees billed and billable to us for professional services rendered by BDO USA, LLP for the fiscal years ended December 31, 2013 and 2012.

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees(1)	$263,457	$272,494
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees(2)	31,646	1,553

Total	$295,103	$274,047

(1)	2013 and 2012 audit fees include services performed in connection with the audit of the Company’s internal control over financial reporting as of December 31, 2013 and 2012, respectively.
(2)	Fees paid in conjunction with services performed on our registration statement on Form S-3 and related Prospectus Supplement filings with the SEC.

Determination of Independence

In considering the nature of the services provided by our independent registered public accounting firm, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with our independent registered public accounting firm and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

According to policies adopted by the Audit Committee and ratified by our Board, to ensure compliance with the SEC’s rules regarding auditor independence, all audit and non-audit services to be provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. This policy generally provides that we will not engage any independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval will be detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. In providing any pre-approval, the Audit Committee considers whether the services to be approved are consistent with the SEC’s rules on auditor independence.

All fees paid to BDO USA, LLP were pursuant to engagements pre-approved by the Audit Committee, and none of those engagements made use of the exception to pre-approval contained in Regulation S-X, Rule 2-01(c)(7)(i)(C).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC.,
a Delaware Corporation
(registrant)

Dated: April 30, 2014	By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer

Dated: April 30, 2014	By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.