Form 10-Q
period 2014-03-31
BIOLASE, INC
filed 2014-05-12
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of April 30, 2014, was 37,626,535 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,835	$1,440
Accounts receivable, less allowance of $807 in 2014 and $573 in 2013	8,556	11,127
Inventory, net	11,891	11,378
Prepaid expenses and other current assets	1,288	1,909
Total current assets	23,570	25,854
Property, plant, and equipment, net	1,749	1,826
Intangible assets, net	165	183
Goodwill	2,926	2,926
Other assets	247	249
Total assets	$28,657	$31,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$2,878	$4,633
Accounts payable	7,776	8,560
Accrued liabilities	4,941	4,997
Customer deposits	150	285
Deferred revenue, current portion	3,275	3,464
Total current liabilities	19,020	21,939
Deferred income taxes	632	617
Deferred revenue, long-term	—	1
Total liabilities	19,652	22,557
Commitments and contingencies, and subsequent events (Notes 8, 9, and 13)
Stockholders’ equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 39,590 and 37,336 shares issued in 2014 and 2013, respectively; 37,626 and 35,372 shares outstanding in 2014 and 2013, respectively.	40	38
Additional paid-in capital	154,274	148,866
Accumulated other comprehensive loss	(273)	(274)
Accumulated deficit	(128,637)	(123,750)
	25,404	24,880
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)
Total Stockholders’ equity	9,005	8,481
Total liabilities and stockholders’ equity	$28,657	$31,038

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Product and services revenue	$11,479	$14,489
License fees and royalty revenue	39	108
Net revenue	11,518	14,597
Cost of revenue	7,577	8,803
Gross profit	3,941	5,794
Operating expenses:
Sales and marketing	4,455	5,252
General and administrative	3,083	2,247
Engineering and development	973	1,005
Excise tax	65	107
Total operating expenses	8,576	8,611
Loss from operations	(4,635)	(2,817)
Gain (loss) on foreign currency transactions	2	(99)
Interest expense, net	(230)	(87)
Non-operating loss, net	(228)	(186)
Loss before income tax provision (benefit)	(4,863)	(3,003)
Income tax provision (benefit)	24	(372)
Net loss	(4,887)	(2,631)
Other comprehensive (loss) income items:
Foreign currency translation adjustment	1	(56)
Comprehensive loss	$(4,886)	$(2,687)
Net loss per share:
Basic	$(0.13)	$(0.08)
Diluted	$(0.13)	$(0.08)
Shares used in the calculation of net loss per share:
Basic	36,455	32,167
Diluted	36,455	32,167

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(4,887)	$(2,631)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	175	145
(Gain) loss on disposal of property, plant, and equipment, net	(1)	—
Provision for bad debts	268	(11)
Provision for inventory excess and obsolescence	261	—
Amortization of discounts on lines of credit	120	18
Amortization of debt issuance costs	57	38
Stock-based compensation	310	368
Other equity instruments compensation	—	64
Other non-cash compensation	61	62
Deferred income taxes	15	(107)
Incurred but unpaid interest expense	12	—
Changes in operating assets and liabilities:
Accounts receivable	2,301	1,047
Inventory	(774)	(779)
Prepaid expenses and other assets	2	23
Customer deposits	(135)	(304)
Accounts payable and accrued liabilities	(392)	(659)
Deferred revenue	(190)	(96)
Net cash and cash equivalents used in operating activities	(2,797)	(2,822)
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(86)	(139)
Proceeds from disposal of property, plant, and equipment	1	—
Purchased other intangible assets	—	(10)
Net cash and cash equivalents used in investing activities	(85)	(149)
Cash Flows from Financing Activities:
Borrowings under lines of credit	7,570	8,350
Payments under lines of credit	(9,325)	(6,726)
Payment of debt issue costs	(10)	—
Proceeds from equity offering, net of expenses	4,793	—
Proceeds from exercise of stock options	248	76
Net cash and cash equivalents provided by financing activities	3,276	1,700
Effect of exchange rate changes	1	(43)
Change in cash and cash equivalents	395	(1,314)
Cash and cash equivalents, beginning of period	1,440	2,543
Cash and cash equivalents, end of period	$1,835	$1,229
Supplemental cash flow disclosure:
Interest Paid	$67	$31
Income taxes paid	$5	$45

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc., (the “Company”) incorporated in Delaware in 1987, is a biomedical company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes two-dimensional (“2-D”) and three-dimensional (“3-D”) dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and 3-D printers. The Company’s products are focused on technologies that advance the practice of dentistry and medicine.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE, Inc. and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

The consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014.

Liquidity and Management’s Plans

The Company suffered recurring losses from operations during the three years ended December 31, 2013. The Company also incurred a loss from operations, a net loss, and used cash in operating activities for the three months ended March 31, 2014. The available borrowing capacity on the lines of credit with Comerica Bank and the net proceeds from the below mentioned equity offering have been the principal sources of liquidity during the three months ended March 31, 2014. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the Company’s inability to continue as a going concern.

At March 31, 2014, the Company had approximately $4.6 million in working capital. The Company’s principal sources of liquidity at March 31, 2014 consisted of approximately $1.8 million in cash and cash equivalents, $8.6 million of net accounts receivable, and approximately $2.1 million of available borrowings under two revolving credit facility agreements with Comerica Bank. The credit facilities expired May 1, 2014, and the Company is considering alternative solutions, including potentially entering a new line of credit arrangement and/or issuing equity or debt securities, to mitigate any future liquidity constraints these covenants, restrictions, and maturities may impose on it.

The Company has two revolving credit facility agreements with Comerica Bank that require the Company to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants may result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. On March 4, 2014, the Company received a waiver from Comerica Bank (the “March Waiver”) to waive noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with the March Waiver, Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $ 5.0 million. On April 10, 2014, the Company and Comerica Bank finalized a forbearance agreement which addressed the Company’s non-compliance with a financial covenant at February 28, 2014 and reduced the total aggregate available borrowings on the lines of credit to $4 million. The Company was not in compliance with a financial covenant at March 31, 2014 and did not repay the lines of credit in full on May 1, 2014, at which date any remaining borrowings and accrued interest under the lines of credit became due and payable. As a result, on May 5, 2014, the Company and Comerica Bank agreed to Amendment No. 1 to Forbearance Agreement (“Amendment No. 1”) which extended the end of the forbearance period from May 1, 2014 to June 1, 2014. In connection with Amendment No. 1, the maturity date of the revolving lines of credit was extended to June 1, 2014 and the Company paid a fee of $10,000.

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

On February 10, 2014, the Company entered into a Subscription Agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P., under which the Company offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million. The Company used the proceeds to repay the Company’s lines of credit and for working capital and general corporate purposes.

In February 2014, the Company streamlined operations and reduced payroll and payroll related expenses by approximately $1.3 million, net, on an annualized basis.The Company is also working on rationalizing certain of its marketing and advertising activities. We expect that we will begin to realize the impact of these cost saving measures in the quarter ending June 30, 2014.

On January 17, 2014, the Company filed a universal shelf registration statement (the “January 2014 Registration Statement”) with the SEC to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million. The January 2014 Registration Statement was declared effective by the SEC on January 29, 2014.

Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will enter into any such equity, debt, or hybrid financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

The Company cannot guarantee that it will be able to increase sales, reduce expenses, or obtain additional funds when needed. If the Company is unable to increase sales, reduce expenses, or raise sufficient additional capital, it may be unable to continue to fund its operations, develop its products, or realize value from its assets and discharge its liabilities in the normal course of business. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s financial instruments, consisting of cash and cash equivalents, and accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of these items. Financial instruments consisting of lines of credit approximate fair value, as the interest rates associated with the lines of credit approximates the market rates for debt securities with similar terms and risk characteristics.

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

Recently Adopted Accounting Standards

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The revised guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”) which will expire on May 5, 2019. Eligible persons under the 2002 Plan include certain officers and employees of the Company, and directors of the Company, as well as consultants. Under the 2002 Plan, 7,750,000 shares of common stock have been authorized for issuance. As of March 31, 2014, 2,957,000 shares of common stock have been issued pursuant to options that were exercised, 4,400,000 shares of common stock have been reserved for options that are outstanding, and 393,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results totaled approximately $310,000 and $368,000 for the three months ended March 31, 2014 and 2013, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, respectively. At March 31, 2014, the Company had approximately $2.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the 2002 Plan. The Company expects that cost to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$46	$80
Sales and marketing	125	139
General and administrative	115	115
Engineering and development	24	34
	$310	$368

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected term	3.6 years	3.7 years
Volatility	98.37%	92.70%
Annual dividend per share	$0.00	$0.00
Risk-free interest rate	1.65%	0.80%

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2013	4,441,000	$3.51	3.83	$1,574,000
Granted at fair market value	23,000	$2.99
Granted at above fair market value	290,000	$3.06
Exercised	(116,000)	$2.14
Forfeited, cancelled, or expired	(244,000)	$3.71
Options outstanding at March 31, 2014	4,394,000	$3.50	3.62	$717,000
Options exercisable at March 31, 2014	2,666 ,000	$3.50	2.91	$678,000
Vested options expired during the quarter ended March 31, 2014	85,000	$5.13

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises, and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Proceeds from stock options exercised	$248	$76
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$82	$23
Weighted-average fair value of options granted during period	$1.86	$1.84
Total fair value of shares vested during the period	$346	$314

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

Warrants

The Company issues warrants to acquire shares of its common stock underlying such warrants as approved by its Board of Directors (the “Board”).

No warrants were exercised during the three months ended March 31, 2014. Warrants issued in connection with the lines of credit with Comerica Bank were exercised during the three months ended March 31, 2013. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 5,998,000 shares were not included in the computation of diluted loss per share for the three months ended March 31, 2014 as a result of their anti-dilutive effect. For the same 2013 period, anti-dilutive outstanding stock options and warrants to purchase 5,060,000 shares were not included in the computation of diluted loss per share.

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

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$2,850	$3,094
Work-in-process	1,759	1,727
Finished goods	7,282	6,557
Inventory, net	$11,891	$11,378

Inventory is net of a provision for excess and obsolete inventory totaling $3.0 million and $2.8 million as of March 31, 2014 and December 31, 2013, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Building	$256	$256
Leasehold improvements	1,207	1,207
Equipment and computers	6,075	6,078
Furniture and fixtures	1,049	1,049
Construction in progress	83	8
	8,670	8,598
Accumulated depreciation and amortization	(7,120)	(6,971)
	1,550	1,627
Land	199	199
Property, plant, and equipment, net	$1,749	$1,826

Depreciation and amortization expense related to property, plant, and equipment totaled $157,000 and $99,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Amortization expense for the three months ended March 31, 2014 and 2013 totaled $18,000 and $46,000, respectively. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,898)	$—	$16	$1,914	$(1,895)	$—	$19
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(668)	—	149	817	(653)	—	164
Total	$2,800	$(2,635)	$—	$165	$2,800	$(2,617)	$—	$183
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Payroll and benefits	$1,594	$1,898
Warranty accrual, current portion	1,025	1,096
Sales and excise tax	163	322
Accrued professional services	1,366	912
Accrued insurance premium	276	428
Other	517	341
Total accrued liabilities	$4,941	$4,997

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Initial warranty accrual, beginning balance	$1,096	$1,699
Provision for estimated warranty cost	148	337
Warranty expenditures	(219)	(281)
	1,025	1,755
Total warranty accrual, long-term	—	—
Total warranty accrual, current portion	$1,025	$1,755

Deferred revenue is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013

Undelivered elements (training, installation and product and support services)	$1,645	$1,823
Extended warranty contracts	1,630	1,642
Total deferred revenue	3,275	3,465
Less long-term amounts:
Extended warranty contracts	—	(1)
Total deferred revenue, long-term	—	(1)
Total deferred revenue, current portion	$3,275	$3,464

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

On May 24, 2012, the Company entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended, which provide for borrowings against certain domestic accounts receivable and inventory (the “Domestic Revolver”) and certain export related accounts receivable and inventory (the “Ex-Im Revolver”).

The Credit Agreements require the Company to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants may result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. On March 4, 2014, the Company received a waiver from Comerica Bank to waive noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with this waiver, the Company incurred a fee of $10,000 and Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5.0 million. The Company was not in compliance with a financial covenant as of February 28, 2014 and, as such, entered into a forbearance agreement (the “Forbearance Agreement”) with Comerica Bank on April 10, 2014.  The Company paid a fee of $10,000 in connection with the Forbearance Agreement and Comerica Bank reduced the total aggregate available borrowings to $4.0 million.

The Company was not in compliance with a financial covenant at March 31, 2014 and did not repay the lines of credit in full on the maturity date of May 1, 2014. As a result, on May 5, 2014, the Company and Comerica Bank agreed to Amendment No. 1 to the Forbearance Agreement (“Amendment No. 1”) which extended the end of the forbearance period from May 1, 2014 to June 1, 2014. In connection with Amendment No. 1, the maturity date of the revolving lines of credit was extended to June 1, 2014 and the Company paid an administrative fee of $10,000. As of March 31, 2014, the Company had outstanding borrowings totaling approximately $2.9 million, which included $0.8 million under the Domestic Revolver and $2.1 million under the Ex-Im Revolver.

The outstanding principal balances of the Credit Agreements bear interest at annual percentage rates equal to the daily prime rate, plus 2.00% for the Domestic Revolver and 1.50% for the Ex-Im Revolver. The daily prime rate is subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR is undeterminable, 2.50% per annum. The Company is also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three months ended March 31, 2014 and 2013, the Company incurred $229,000 and $84,000, respectively, of interest expense associated with the credit facilities, including $57,000 and $38,000, respectively, of amortization of deferred debt issuance costs and $120,000 and $18,000, respectively, of amortization of the discount on lines of credit. Interest expense payable totaled approximately $12,000 and $20,000 at March 31, 2014 and December 31, 2013, respectively, and was included in accrued liabilities in the accompanying consolidated financial statements.

Lockbox arrangements under the revolving bank facilities provide that substantially all of the income generated is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash is disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At March 31, 2014 and December 31, 2013, there were no restricted cash amounts. The Company’s obligations are generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

During the quarters ended March 31, 2014 and 2013, the Company incurred $10,000 and $0, respectively, of commitment fees and legal costs associated with the various waivers and amendments. Commitment fees and legal costs associated with acquiring and maintaining the credit facilities are capitalized and amortized on a straight-line basis as interest expense over the remaining term of the Credit Agreements.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of March 31, 2014, $123,000 was outstanding under this arrangement at an annual interest rate of 2.85%, and was included in accrued liabilities in the accompanying consolidated financial statements. The Company incurred interest expense associated with the financed insurance premiums of approximately $1,000 and $2,000 during the three months ended March 31, 2014 and 2013, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating lease arrangements. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2014 and 2015, is $516,000 and $204,000, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $567,000 at March 31, 2014. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was required to be accrued at March 31, 2014.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. The Company had $12.2 million of purchase commitments as of March 31, 2014, for which the Company has not received the goods or services and which is expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand.

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

Class Action Lawsuits

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al., Case No. 13-CV-1300 JST (FFMx) was filed in the United States District Court for the Central District of California against BIOLASE and its current executive officers Federico Pignatelli and Frederick D. Furry. On August 26, 2013, a purported class action lawsuit entitled Ralph Divizio v. Biolase, Inc., et al., Case No. 13-CV-1317 DMG (MRWx) was filed in the same court against BIOLASE, Messrs. Pignatelli and Furry, and current executive officer Alexander K. Arrow. Each of the lawsuits alleges violations of the federal securities laws and asserts causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In accordance with the Private Securities Litigation Reform Act of 1995, on December 10, 2013, the court entered an order consolidating the lawsuits, appointing a lead plaintiff and approving lead plaintiff’s selection of lead counsel. On February 24, 2014, lead plaintiff filed a consolidated complaint against BIOLASE and Messrs. Pignatelli, Furry, and Arrow, alleging violations of the federal securities laws and asserting causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On November 19, 2013, BIOLASE’s Board received a letter from attorneys for purported shareholder David T. Long, demanding that the Board investigate, institute litigation, and take measures to redress and prevent alleged wrongdoing concerning the dissemination of certain allegedly false and misleading public disclosures made by the Company between January 2013 and August 2013.

The Company paid $250,000 for legal costs expected to be incurred in connection with these matters during the year ended December 31, 2013. The Company believes that the claims contained in the lawsuits are without merit and intends to vigorously defend against the claims.

Shareholder Litigation

On March 3 and 6, 2014, the Company disclosed that the Board had appointed Paul N. Clark and Jeffrey M. Nugent to the Board and Dr. Alexander K. Arrow and Dr. Samuel B. Low had tendered their resignations.  Subsequent to these disclosures, questions were raised as to whether these changes were effected.

On March 11, 2014, Oracle Partners L.P. (“Oracle”) filed a lawsuit in the Delaware Court of Chancery seeking a determination of the composition of the Company’s Board and a temporary restraining order that would preclude the Board from taking any action without the approval of the four purported directors whose directorships Oracle and the Company claim to be undisputed. On March 20, 2014, the Court of Chancery issued a Status Quo Order which fixed the Board at four members, consisting of Messrs. Federico Pignatelli and James R. Talevich and Drs. Norman J. Nemoy and Frederic H. Moll, pending further decision in the litigation.

A trial was held on April 24 and 25, 2014 and the Company is currently awaiting the Court of Chancery’s decision.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (“USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. Both parties are permitted to appeal the USPTO’s findings to the Patent Trial and Appeal Board (the “PTAB”). The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the PTAB. On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments.

The Company filed a patent infringement lawsuit against Fotona dd. (“Fotona”) in Düsseldorf District Court (the “Düsseldorf Court”) on April 12, 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Fotona denies liability and seeks the reimbursement of statutory fees from the Company. Together with its response brief, Fotona also filed a nullity action against the patent in dispute, patent number EP 1 560 470. The nullity action is pending at the German Federal Patent Court (the “Patent Court”), Docket No. 1 Ni 58/13 (EP). On September 2, 2013, the Company filed its counterplea in the infringement proceedings and phrased its arguments defending the validity of the patent. These arguments were also the subject of the defense brief to the Patent Court in the parallel nullity action proceedings. On September 9, 2013, the Company filed its response to the Patent Court. Fotona filed a rejoinder on February 3, 2014, including its counterplea on nullity.

On April 29, 2014, the Düsseldorf Court rendered a first instance decision whereby Fotona must cease and desist from selling its Fidelis and Lightwalker dental laser systems, render accounts on past sales, recall respective products, and pay damages on infringement. Additionally, the Company was awarded statutory fees, court costs, and attorney’s fees. Preliminary enforcement against Fotona is possible if the Company posts a bond totaling €500,000, which is designed to cover a portion of the potential damages, before a final instance decision is available. In Germany, damages can be calculated based on the profits made by the infringer after the formal announcement of the granting of a patent, in this case beginning January 1, 2009, without considering direct labor or any other operational costs. This could amount to several million euros; however, Fotona has yet to provide the details of its profits in order to allow the Company to calculate the damages. In the two additional first instance cases following the extension of the initial lawsuit against Fotona, the Düsseldorf Court will also require the Company to provide a statutory bond totaling €146,000. Such bonds are traditionally imposed on foreign plaintiffs to cover all statutory, court, and attorney’s fees.

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three months ended March 31, 2014, sales in the United States accounted for approximately 58% of net revenue and international sales accounted for approximately 42% of net revenue. For the three months ended March 31, 2013, sales in the United States accounted for approximately 62% of net revenue and international sales accounted for approximately 38% of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$6,709	$9,048
International	4,809	5,549
	$11,518	$14,597

No individual country, other than the United States, represented more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $426,000 and $430,000 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 11—CONCENTRATIONS

Revenue from laser systems, the Company’s core products which include the iPlus, MD Turbo, and Epic, comprised 61% and 70% of total net revenues for the three months ended March 31, 2014 and 2013, respectively. Revenue from consumables and other comprised 14% and 11% of total revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue from imaging systems comprised 10% and 7% of total net revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue from services comprised 15% and 11% of total net revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue from license fees and royalties comprised 0% and 1% of total net revenue for the three months ended March 31, 2014 and 2013, respectively.

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2014 and 2013.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2014 and December 31, 2013.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2014 and 2013, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2014, the Company recorded an income tax provision of $24,000 resulting in an effective tax rate of (0.54)%. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability.

The income tax provision for the three months ended March 31, 2014 was calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013.

NOTE 13—SUBSEQUENT EVENT

Credit Agreements

On April 10, 2014, the Company and Comerica Bank finalized a Forbearance Agreement which addressed the Company’s non-compliance with a financial covenant at February 28, 2014 and resulting default and reduced the total aggregate available borrowings on the lines of credit to $4 million. The Company was not in compliance with a financial covenant at March 31, 2014 and did not repay the lines of credit in full on the maturity date of May 1, 2014. As a result, on May 5, 2014, the Company and Comerica Bank entered into Amendment No. 1 to Forbearance Agreement and agreed to extend the forbearance period on the Company’s two revolving credit facility agreements from May 1, 2014 to June 1, 2014. In connection with Amendment No. 1, the maturity date of the revolving lines of credit was extended to June 1, 2014 and the Company paid a fee of $10,000.

See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Class Action Lawsuits

On May 9, 2014, the Company filed a motion to dismiss the consolidated complaint for the purported class action lawsuits pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure, which is pending.

See Note 9 – Commitments and Contingencies for further discussion.

Shareholder Litigation

The Company is currently awaiting the Delaware Court of Chancery’s decision for the trial held on April 24 and 25, 2014 regarding the shareholder lawsuit filed by Oracle.

See Note 9 – Commitments and Contingencies for further discussion.

Intellectual Property Litigation

On April 29, 2014, the Düsseldorf Court rendered a first instance decision whereby Fotona must cease and desist from selling its Fidelis and Lightwalker dental laser systems, render accounts on past sales, recall respective products, and pay damages on infringement. Additionally, the Company was awarded statutory fees, court costs, and attorney’s fees. Preliminary enforcement against Fotona is possible if the Company posts a bond totaling €500,000, which is designed to cover a portion of the potential damages, before a final instance decision is available.

See Note 9 – Commitments and Contingencies for further discussion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains” forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions, and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014. Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

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

We offer two categories of laser system products: WaterLase systems and Diode systems. Our flagship product category, the WaterLase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 180 issued and 130 pending U.S. and international patents, the majority of which are related to our core WaterLase technology and dental and medical lasers. From 1998 through March 31, 2014, we have sold over 25,500 laser systems in over 70 countries around the world. Contained in this total is over 10,300 WaterLase systems, which includes more than 6,300 WaterLase MD® and iPlus® systems.

February 2014 Subscription Agreement

On February 10, 2014, the Company entered into a Subscription Agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P., under which we offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million.

January 2014 Shelf Registration

On January 17, 2014, the Company filed a registration statement to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million. The registration statement was subsequently declared effective by the Securities and Exchange Commission.

New Product Offerings

In February 2014, we agreed to distribute Stratasys Ltd.’s (“Stratasys’”) Objet30 OrthoDesk and a number of its Design Series 3-D printers. The Objet30 OrthoDesk combines precise 3-D printing technology with a small footprint. It is easy to use, and includes specialized dental printing materials in convenient sealed cartridges. Dentists can fabricate stone models, orthodontic appliances, delivery and positioning trays, models for clear aligners, retainers and surgical guides on their desktop. We believe that 3-D printing will be an important factor in dental restorations in the new digital era of dentistry.

In November 2013, we introduced the Galaxy BioMill™ CAD/CAM system which enables dental practitioners to scan, design, mill, and finish crowns, inlays, onlays, and veneers in the dental office in a single appointment. The Galaxy BioMill was developed and designed by us in conjunction with German-based imes-icore GmbH for their milling technologies and Copenhagen-based 3Shape Corporation (“3Shape”) for their CAD/CAM intra-oral scanning technologies. We expect to begin shipping these systems in the second quarter of 2014. Also termed “chair-side” milling, the Galaxy BioMill System will utilize 3Shape’s Trios intra-oral scanner to capture high resolution 3-D digital images of the teeth and crown-preparation site, which are then processed through a CAD/CAM software program to design the dental restoration. The design is then transferred to the Galaxy BioMill to mill the crown.

We believe that the addition of the Galaxy BioMill and Objet30 OrthoDesk and Design Series 3-D printers to our suite of advanced technology solutions differentiates us as compared to other fragmented product offerings in the marketplace and are an integral part of our strategy of becoming the premier Total Technology Solution™ provider in dentistry. By combining high-end digital imaging, first in class laser tissue management, intra-oral scanning, CAD/CAM design, chair-side milling, and 3-D printing, dental offices can accurately and rapidly produce a wide range of restorations and appliances.

Credit Facilities

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended, which provide for borrowings against certain domestic accounts receivable and inventory (the “Domestic Revolver”) and certain export related accounts receivable and inventory (the “Ex-Im Revolver”).

The Credit Agreements require us to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants may result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. On March 4, 2014, we received a waiver for noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013, which reduced the aggregate borrowing limits on the Credit Agreements to $5.0 million. We were not in compliance with a financial covenant as of February 28, 2014 and, as such, entered into a forbearance agreement with Comerica Bank on April 10, 2014 which reduced the total aggregate available borrowings to $4.0 million. We were not in compliance with a financial covenant at March 31, 2014 and did not repay the lines of credit in full on the maturity date of May 1, 2014. As a result, on May 5, 2014, we entered into Amendment No. 1 to Forbearance Agreement (“Amendment No. 1”) with Comerica Bank which extended the end of the forbearance period from May 1, 2014 to June 1, 2014. In connection with Amendment No. 1, the maturity date of the revolving lines of credit was extended to June 1, 2014 and we paid an administrative fee of $10,000.

As of March 31, 2014, we had outstanding borrowings totaling approximately $2.9 million, which included $0.8 million under the Domestic Revolver and $2.1 million under the Ex-Im Revolver.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 43 to 45 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2013 Form 10-K. We believe that there have been no significant changes during the three months ended March 31, 2014 in our critical accounting policies from those disclosed in Item 7 of the 2013 Form 10-K.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended March 31,
	2014	2013
Products and services	99.7%	99.3%
License fees and royalty	0.3	0.7
Net revenue	100.0	100.0
Cost of revenue	65.8	60.3
Gross profit	34.2	39.7
Operating expenses:
Sales and marketing	38.7	36.0
General and administrative	26.8	15.4
Engineering and development	8.4	6.9
Excise tax	0.5	0.7
Total operating expenses	74.4	59.0
Loss from operations	(40.2)	(19.3)
Non-operating loss, net	(2.0)	(1.3)
Loss before income tax provision	(42.2)	(20.6)
Income tax provision	0.2	(2.6)
Net loss	(42.4)%	(18.0)%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we provide certain historical non-GAAP financial information. Management believes that adjustments for these items assist investors in making comparisons of period-to-period operating results and that these items are not indicative of the Company’s on-going core operating performance.

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

Non-GAAP Net Loss

Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization, and stock-based other equity instruments, and other non-cash compensation) in its evaluation of the Company’s core after-tax results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business (in thousands).

	Three Months Ended March 31,

	2014	2013
GAAP net loss, as reported	$(4,887)	$(2,631)
Adjustments:
Interest expense	230	87
Income tax provision (benefit)	24	(372)
Depreciation and amortization	175	145
Stock-based, other equity instruments, and other non-cash compensation	371	494
Non-GAAP net loss	$(4,087)	$(2,277)

Approximately $682,000 related to the defense of the director dispute and resulting shareholder litigation brought by Oracle is included in both the Company’s GAAP net loss and non-GAAP net loss for the three months ended March 31, 2014 (please refer to “Litigation and Contingencies”).

Comparison of Results of Operations

Three months ended March 31, 2014 and 2013

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2014 and 2013, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended March 31,				Amount Change	Percent Change
	2014		2013
Laser systems	$6,955	60.4%	$10,138	69.5%	$(3,183)	(31.4)%
Imaging systems	1,196	10.4%	1,028	7.0%	168	16.3%
Consumables and other	1,603	13.9%	1,630	11.2%	(27)	(1.7)%
Services	1,725	15.0%	1,693	11.6%	32	1.9%
Total products and services	11,479	99.7%	14,489	99.3%	(3,010)	(20.8)%
License fees and royalty	39	0.3%	108	0.7%	(69)	(63.9)%
Net revenue	$11,518	100.0%	$14,597	100.0%	$(3,079)	(21.1)%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the three months ended March 31, 2014 and 2013, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended March 31,				Amount Change	Percent Change
	2014		2013
United States	$6,709	58.2%	$9,048	62.0%	$(2,339)	(25.9)%
International	4,809	41.8%	5,549	38.0%	(740)	(13.3)%
Net revenue	$11,518	100.0%	$14,597	100.0%	$(3,079)	(21.1)%

The overall decrease in period-over-period net revenue resulted from decreases in domestic and international laser system revenue and consumables and other net revenue, offset by increases in imaging systems and services revenue.

Laser system net revenue decreased by approximately $3.2 million, or 31.4%, in the First Quarter 2014 compared to the same period of 2013. Our domestic laser revenue was negatively impacted by the director dispute and resulting shareholder litigation filed against us by Oracle Partners, L.P. (“Oracle”), the unusually severe winter throughout the first quarter, and the uncertainty over the status of accelerated and bonus depreciation for tax purposes under Internal Revenue Code (“IRC”) Section 179.

This decline in our domestic revenues was offset to some extent by our sustained efforts to increase our number of international markets and distributors, including continuously upgrading our existing international distributors, with the intent of driving international growth.

The continued growth in imaging system net revenue was driven by the increases in our product offerings at various price points. We have made two recent additions to our imaging products: the Galaxy BioMill, a chair-side milling machine, and several Stratasys 3-D printers. We expect to begin shipping the Galaxy BioMill and Stratasys 3-D printers in the second quarter of 2014.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, remained relatively unchanged for First Quarter 2014 as compared to the same period of 2013.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased nominally $32,000, or 1.9% for the three months ended March 31, 2014, as compared to the same period of 2013, largely due to increased follow-on sales related to our growing laser customer base and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue decreased for the First Quarter 2014 as compared to the same period of 2013 due to the timing of revenues.  We received a settlement in First Quarter 2013 that included certain royalties from prior periods.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the three months ended March 31, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount Change	Percent Change
	2014		2013
Net revenue	$11,518	100.0%	$14,597	100.0%	$(3,079)	(21.1)%
Cost of revenue	7,577	65.8%	8,803	60.3%	(1,226)	(13.9)%
Gross profit	$3,941	34.2%	$5,794	39.7%	$(1,853)	(32.0)%

The increased cost of revenue as a percentage of revenue is a result of lower laser system sales and slightly increased percentage of international sales. Our laser systems generally have significantly higher margins than our licensed imaging systems and our domestic laser sales generally have higher margins than our international laser sales. As a result, gross profit decreased from 39.7% of net revenue for First Quarter 2013 to 34.2% of net revenue for First Quarter 2014.

Operating Expenses: The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount Change	Percent Change
	2014		2013
Sales and marketing	$4,455	38.7%	$5,252	36.0%	(797)	(15.2)%
General and administrative	3,083	26.8%	2,247	15.4%	836	37.2%
Engineering and development	973	8.4%	1,005	6.9%	(32)	(3.2)%
Excise tax	65	0.5%	107	0.7%	(42)	(39.3)%
Total operating expenses	$8,576	74.4%	$8,611	59.0%	$(35)	(0.4)%

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The decrease to sales and marketing expense was primarily a result of decreased convention costs of $490,000, decreased media and advertising expenses of $295,000, and decreased commission expenses of $215,000, offset by increased payroll and consulting related expenses of $241,000.

General and Administrative Expense. The increase to general and administrative expenses was primarily due to increased legal expenses of $662,000 and an increase to our provision for doubtful accounts of $277,000, offset by decreased patent and patent defense costs of $107,000. The increase to legal expenses was driven by approximately $682,000 related to the defense of the director dispute and resulting shareholder litigation brought by Oracle (please refer to “Litigation and Contingencies”).  We expect that the ongoing shareholder litigation will result in increased legal fees that will continue to impact our general and administrative expenses during the year ending December 31, 2014.

Engineering and Development Expense. Engineering and development expenses remained relatively unchanged for the First Quarter 2014 as compared to the same period of 2013 due to our continued efforts in new product development and sustaining projects for our existing products.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $65,000, or 0.5% of net revenue, for First Quarter 2014 as compared to $107,000, or 0.7% of net revenue, for First Quarter 2013.

(Gain) Loss on Foreign Currency Transactions. We realized a $2,000 gain on foreign currency transactions for First Quarter 2014, compared to a $99,000 loss on foreign currency transactions for First Quarter 2013 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest expense totaled approximately $230,000 and $87,000 for First Quarter 2014 and 2013, respectively. The increase was a result of higher borrowings under lines of credit that provided the necessary liquidity to continue operations.

Income Tax (Benefit) Provision. Our provision for income taxes was an expense of $24,000 for First Quarter 2014, compared to a benefit of $372,000 for First Quarter 2013. During First Quarter 2013, we reversed certain deferred tax liabilities associated with international operations and research and development credits resulting in a tax benefit of approximately $214,000 and we recorded an income tax benefit of $158,000 based on our projected annual effective tax rate of 4.9% for the year ended December 31, 2013. We do not expect to record additional significant tax benefits in the foreseeable future.

Net Loss. For the reasons stated above, our net loss totaled approximately $4.9 million for First Quarter 2014 compared to a net loss of $2.7 million for First Quarter 2013.

Liquidity and Capital Resources

At March 31, 2014, we had approximately $1.8 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $395,000 at March 31, 2014 as compared to December 31, 2013, was primarily due to net cash used in operating and investing activities of $2.8 million and $85,000, respectively, offset by cash provided by financing activities of $3.3 million.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,

	2014	2013
Net cash flows used in operating activities	$(2,797)	$(2,822)
Net cash flows used in investing activities	(85)	$(149)
Net cash flows provided by financing activities	3,276	$1,700
Effect of exchange rate changes	1	$(43)
Net change in cash and cash equivalents	$395	$(1,314)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for First Quarter 2014, totaled $2.8 million and was primarily comprised of our net loss of $4.9 million plus an increase in inventory of $774,000 and decreases in accounts payable and accrued liabilities of $392,000, customer deposits of $135,000, and deferred revenue of $190,000, offset by a decrease in accounts receivable of $2.3 million.

Investing Activities

Cash used in investing activities for First Quarter 2014 consisted primarily of $86,000 of capital expenditures. For fiscal 2014, we expect capital expenditures to total approximately $650,000 and we expect depreciation and amortization to total approximately $600,000.

Financing Activities

Net cash provided by financing activities for First Quarter 2014 of $3.3 million related primarily to net proceeds from the sale of unregistered common stock to Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P. (collectively “Oracle”) of $4.8 million, as discussed in Future Liquidity Needs below, less net repayments on the lines of credit of $1.8 million.

Future Liquidity Needs

We incurred a loss from operations for the three months ended March 31, 2014 and have suffered recurring losses from operations during the three years ended December 31, 2013. Our level of cash from operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classifications of assets or the amounts and classifications of liabilities that may result from our inability to continue as a going concern.

The available borrowing capacity on our lines of credit with Comerica Bank, as amended, and net proceeds from equity transactions have been principal sources of liquidity during the three months ended March 31, 2014 and the year ended December 31, 2013. Our credit facilities expired May 1, 2014, and we are considering alternative solutions, including potentially entering into a new line of credit and/or issuing alternative equity or debt securities, to mitigate any future liquidity constraints these covenants and restrictions may impose on us. We were not in compliance with a financial covenant at March 31, 2014 and did not repay the lines of credit in full on the maturity date of May 1, 2014. As a result, on May 5, 2014, we entered into Amendment No. 1 to Forbearance Agreement (“Amendment No. 1”) with Comerica Bank which extended the end of the forbearance period from May 1, 2014 to June 1, 2014. In connection with Amendment No. 1, the maturity date of the revolving lines of credit was extended to June 1, 2014 and we paid an administrative fee of $10,000.

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

We expect that our working capital, proceeds from equity transactions, and borrowings available under our lines of credit or alternative debt securities should be sufficient to fund our minimum requirements; however, we cannot guarantee that we will be able to increase sales, reduce expenses, or obtain additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms. We will also continue to monitor our liquidity and we are prepared to implement cash saving measures in the event that our plans to grow revenue or raise additional funds through a new line of credit and/or the issuance of equity, debt, or hybrid securities, or alternative transactions, do not materialize in the timeline that we anticipate.

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

On February 10, 2014, we entered into a Subscription Agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P., under which we offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million. We used the proceeds for working capital and general corporate purposes.

In February 2014, we streamlined operations and reduced payroll and payroll related expenses by approximately $1.3 million, net, on an annualized basis. We are currently working on rationalizing certain marketing and advertising activities. We expect that we will begin to realize the impact of these cost saving measures in the quarter ending June 30, 2014.

On January 17, 2014, we filed a universal shelf registration statement on Form S-3, File No. 333-193426 (the “January 2014 Registration Statement”) with the SEC to register an indeterminate number of shares of common stock, preferred stock, and warrants with a total offering price not to exceed $12.5 million. The January 2014 Registration Statement was declared effective by the SEC on January 29, 2014.

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

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. At March 31, 2014, we had approximately $4.6 million in working capital. Our principal sources of liquidity at March 31, 2014, consisted of approximately $1.8 million in cash and cash equivalents, $8.6 million of net accounts receivable, and $2.1 million of available borrowings under our revolving credit facility agreements, which expire on June 1, 2014, as amended.

Contractual and Other Obligations

We lease our Irvine, California, facility under a lease that expires in April 2015.

We finance a portion of our annual insurance premiums which we pay in installments over nine months. As of March 31, 2014, $123,000 was outstanding under this arrangement.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would total approximately $567,000 at March 31, 2014. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amounts were accrued for these arrangements as of March 31, 2014.

The Company has purchase obligations totaling approximately $12.2 million related to purchase orders with suppliers that we expect to complete during the next twelve months.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we are not involved in any material unconsolidated SPEs.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operation and financial condition, please refer to Part I, Item 1, Note 2 of the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2013.

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

For a description of our legal proceedings, please refer to Part I, Item 1, Note 9 to the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the SEC (including those risk factors as disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Our involvement in class action, shareholder derivative, and shareholder litigation could divert our resources and management’s attention and harm our business.

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al. was filed in the United States District Court for the Central District of California against the Company and its current executive officers. On November 19, 2013, our Board received a letter from attorneys for purported shareholder David T. Long, demanding that the Board investigate, institute litigation, and take measures to redress and prevent alleged wrongdoing concerning the dissemination of certain allegedly false and misleading public disclosures made by the Company between January 2013 and August 2013. On March 11, 2014, Oracle Partners, L.P. (“Oracle”), a shareholder of the Company, filed a lawsuit in the Delaware Court of Chancery seeking a determination of the composition of the Company’s Board and a related temporary restraining order regarding directors whose directorships Oracle and the Company claim to be undisputed. Securities related class action litigation, derivative shareholder litigation, and shareholder litigation such as the foregoing often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business.

For a description of our class action, shareholder derivative, and shareholder litigation, please refer to Part I, Item 1, Note 9 to the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

February Subscription Agreement

On February 10, 2014, we entered into a Subscription Agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P., under which we offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5 million, and net proceeds, after offering expenses of approximately $208,000, totaled approximately $4.8 million. The Company used the proceeds for repaying its lines of credit and for working capital and general corporate purposes.

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

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005
3.1.2	Fifth Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		8-K	07/02/2010	3.1	07/07/2010
10.1	Amendment No. 1 to Forbearance Agreement, dated May 5, 2014, by and between Comerica Bank and the Registrant	X
10.2	Amendment No. 1 to Master Revolving Note, dated May 5, 2014, by and between Comerica Bank and the Registrant	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014

BIOLASE, INC., a Delaware Corporation (registrant)
By:	/s/ FEDERICO PIGNATELLI
Federico Pignatelli
Chief Executive Officer
(Principal Executive Officer)
By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer
(Principal Financial and Accounting Officer)