Form 10-Q
period 2014-06-30
BIOLASE, INC
filed 2014-08-08
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of August 1, 2014, was 43,886,535 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,083	$1,440
Accounts receivable, less allowance of $1,184 in 2014 and $573 in 2013	6,597	11,127
Inventory, net	11,850	11,378
Prepaid expenses and other current assets	909	1,909
Total current assets	21,439	25,854
Property, plant, and equipment, net	1,625	1,826
Intangible assets, net	148	183
Goodwill	2,926	2,926
Other assets	260	249
Total assets	$26,398	$31,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$3,304	$4,633
Accounts payable	10,016	8,560
Accrued liabilities	5,907	4,997
Customer deposits	140	285
Deferred revenue, current portion	3,234	3,464
Total current liabilities	22,601	21,939
Deferred income taxes	647	617
Deferred revenue, long-term	—	1
Warranty accrual, long-term	247	—
Total liabilities	23,495	22,557
Commitments, contingencies and subsequent events (Notes 8, 9, and 13)
Stockholders' equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 39,600 and 37,336 shares issued in 2014 and 2013, respectively; 37,636 and 35,372 shares outstanding in 2014 and 2013, respectively	40	38
Additional paid-in-capital	154,620	148,866
Accumulated other comprehensive loss	(282)	(274)
Accumulated deficit	(135,076)	(123,750)
	19,302	24,880
Treasury stock (cost of 1,964 shares repurchased)	(16,399)	(16,399)
Total stockholders' equity	2,903	8,481
Total liabilities and stockholders' equity	$26,398	$31,038

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Products and services revenue	$10,140	$14,208	$21,619	$28,697
License fees and royalty revenue	46	39	85	147
Net revenue	10,186	14,247	21,704	28,844
Cost of revenue	6,457	8,686	14,034	17,489
Gross profit	3,729	5,561	7,670	11,355
Operating expenses:
Sales and marketing	3,569	4,138	8,024	9,390
General and administrative	5,310	2,598	8,393	4,845
Engineering and development	978	1,005	1,951	2,010
Excise tax	64	112	129	219
Total operating expenses	9,921	7,853	18,497	16,464
Loss from operations	(6,192)	(2,292)	(10,827)	(5,109)
(Loss) gain on foreign currency transactions	(33)	9	(31)	(90)
Interest expense, net	(185)	(117)	(415)	(204)
Non-operating loss, net	(218)	(108)	(446)	(294)
Loss before income tax provision (benefit)	(6,410)	(2,400)	(11,273)	(5,403)
Income tax provision (benefit)	29	168	53	(204)

Net loss	(6,439)	(2,568)	(11,326)	(5,199)
Other comprehensive (loss) income items:
Foreign currency translation adjustment	(9)	(9)	(8)	(65)
Comprehensive loss	$(6,448)	$(2,577)	$(11,334)	$(5,264)

Net loss per share:
Basic	$(0.17)	$(0.08)	$(0.31)	$(0.16)
Diluted	$(0.17)	$(0.08)	$(0.31)	$(0.16)
Shares used in the calculation of net loss per share:
Basic	37,629	32,381	37,045	32,275
Diluted	37,629	32,381	37,045	32,275

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(11,326)	$(5,199)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	352	298
Loss on disposal of property, plant, and equipment, net	2	—
Provision for bad debts	754	91
Provision for inventory excess and obsolescence	261	—
Amortization of discounts on lines of credit	200	36
Amortization of debt issuance costs	128	81
Stock-based compensation	586	748
Other equity instruments compensation	-	64
Other non-cash compensation	123	124
Deferred income taxes	30	(71)
Incurred but unpaid interest expense	15	—
Changes in operating assets and liabilities:
Accounts receivable	3,774	112
Inventory	(733)	(1,417)
Prepaid expenses and other assets	(11)	59
Customer deposits	(145)	(408)
Accounts payable and accrued liabilities	3,319	490
Deferred revenue	(231)	(103)
Net cash and cash equivalents used in operating activities	(2,902)	(5,095)
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(123)	(331)
Proceeds from disposal of property, plant, and equipment	1	—
Purchased other intangible assets	—	(10)
Net cash and cash equivalents used in investing activities	(122)	(341)
Cash Flows from Financing Activities:
Borrowings under lines of credit	15,575	19,550
Payments under lines of credit	(16,904)	(15,195)
Payments of debt issue costs	(45)	—
Proceeds from equity offering, net of expenses	4,793	—
Proceeds from exercise of stock options and warrants	256	697
Net cash and cash equivalents provided by financing activities	3,675	5,052
Effect of exchange rate changes	(8)	(58)
Change in cash and cash equivalents	643	(442)
Cash and cash equivalents, beginning of period	1,440	2,543
Cash and cash equivalents, end of period	$2,083	$2,101

Supplemental cash flow disclosure:
Interest paid	$101	$81
Income taxes paid	$34	$49

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Biolase, Inc., (the “Company”) incorporated in Delaware in 1987, is a biomedical device company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes two-dimensional (“2-D”) and three-dimensional (“3-D”) dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and 3-D printers. The Company’s products are focused on technologies that advance the practice of dentistry and medicine and offer benefits and value to healthcare professionals and their patients.

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

The consolidated results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014.

Liquidity and Management’s Plans

The Company incurred a loss from operations, a net loss, and used cash in operating activities for the three and six months ended June 30, 2014. The Company has also suffered recurring losses from operations during the three years ended December 31, 2013. During the three and six months ended June 30, 2014, the principle sources of liquidity for the Company have been its available borrowing capacity on the lines of credit with Comerica Bank and the net proceeds from the February 10, 2014 private placement of $5 million of unregistered shares of common stock discussed below.

As of June 30, 2014, the Company had working capital deficit of approximately $1.2 million. The Company’s principal sources of liquidity at June 30, 2014 consisted of approximately $2.1 million in cash and cash equivalents, $6.6 million of net accounts receivable, and approximately $0.7 million of available borrowings under two revolving credit facility agreements with Comerica Bank.

Subsequent to June 30, 2014, the Company completed a private placement on July 22, 2014 with several institutional and individual investors, and several of our directors and officers, wherein the Company sold 6,250,000 unregistered shares of common stock at a price of $1.92 per share (the closing price of the Company’s stock on July 18, 2014). Gross proceeds from the sale totaled $12 million. The Company expects net proceeds of approximately $11.7 million after expected offering expenses of approximately $300,000.

In addition, subsequent to June 30, 2014, the Company paid in full on July 28, 2014 all amounts due under its revolving lines of credit with Comerica Bank, including principal, accrued interest, and fees which totaled approximately $2.9 million and the credit facilities were terminated. The Company is considering alternative financing arrangements as part of management’s plans to address liquidity. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

In order for the Company to continue operations and be able to discharge its liabilities and commitments in the normal course of business, the Company must sell its products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, and generate cash from operations or obtain additional funds when needed. The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through driving growth within its core laser products, the measured expansion of its product offerings, the continued expansion and development of its direct sales force and distributor relationships both domestically and internationally, the formation of strategic arrangements within the dental and medical industries, the education of patients as to the benefits of the Company’s advanced medical technologies, and reducing expenses.

On February 10, 2014, the Company entered into a subscription agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master L.P., under which the Company offered an aggregate of 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale were $5.0 million, and net proceeds, after offering expenses of approximately $0.2 million, were approximately $4.8 million. The Company used the proceeds to repay the Company’s lines of credit and for working capital and general corporate purposes.

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

The Company cannot guarantee that it will be able to increase sales, reduce expenses, or obtain additional funds if needed. If the Company is unable to increase sales, reduce expenses, or raise sufficient additional capital, it may be unable to continue to fund its operations, develop its products, or realize value from its assets and discharge its liabilities in the normal course of business.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard during the year ending December 31, 2017.

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

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”) which will expire on May 5, 2019. Eligible persons under the 2002 Plan include certain officers and employees of the Company, and directors of the Company, as well as consultants. Under the 2002 Plan, 7,750,000 shares of common stock have been authorized for issuance. As of June 30, 2014, 2,967,000 shares of common stock have been issued pursuant to options that were exercised, 3,894,000 shares of common stock have been reserved for options that are outstanding, and 890,000 shares of common stock remain available for future grant.

Compensation cost related to stock options recognized in operating results totaled approximately $276,000 and $380,000 for the three months ended June 30, 2014 and 2013, respectively; and $586,000 and $748,000 for the six months ended June 30, 2014 and 2013, respectively. The net impact to earnings for those periods was $(0.01) and $(0.01) per basic and diluted share, respectively, and $(0.02) and $(0.02) per basic and diluted share, respectively. At June 30, 2014, the Company had approximately $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the 2002 Plan. The Company expects that cost to be recognized over a weighted-average period of 1.4 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$41	$74	$87	$154
Sales and marketing	112	150	237	289
General and administrative	101	119	216	234
Engineering and development	22	37	46	71
	$276	$380	$586	$748

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected term	4.20 years	3.60 years	3.75 years	3.65 years
Volatility	96.50%	75.00%	97.91%	85.00%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.69%	0.98%	1.66%	0.88%

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2014 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding at December 31, 2013	4,441,000	$3.51	3.83	$1,574,000
Granted at fair market value	47,000	$2.50
Granted at above fair market value	369,000	$3.05
Exercised	(126,000)	$2.03
Forfeited, cancelled, or expired	(837,000)	$4.35
Options outstanding at June 30, 2014	3,894,000	$3.32	3.37	$433,000
Options exercisable at June 30, 2014	2,556,000	$3.23	2.71	$410,000
Vested options expired during the quarter ended June 30, 2014	245,000	$6.45

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises, and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Proceeds from stock options exercised	$8	$621	$255	$697
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$12	$830	$95	$853
Weighted-average fair value of options granted during period	$1.32	$4.27	$1.73	$4.00
Total fair value of shares vested during the period	$302	$404	$648	$718

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

A summary of warrant activity for the six months ended June 30, 2014 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2013	1,598,000	$5.66
Granted	-
Exercised	-
Forfeited, cancelled, or expired	(550,000)	$5.77
Warrants outstanding at June 30, 2014	1,048,000	$5.60
Warrants exercisable at June 30, 2014	828,000	$6.00
Vested warrants expired during the quarter ended June 30, 2014	550,000	$5.77

Subsequent to June 30, 2014, the Company terminated a performance-based warrant. See Note 13 – Subsequent Events for further discussion.

Warrants issued in connection with the lines of credit with Comerica Bank were exercised during the six months ended June 30, 2013. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,942,000 shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2014 as a result of their anti-dilutive effect. For the same 2013 periods, anti-dilutive outstanding stock options and warrants to purchase 5,046,000 shares were not included in the computation of diluted loss per share.

Stock Dividend

In February 2014, the Board declared a one-half percent stock dividend payable March 28, 2014, to stockholders of record on March 14, 2014. There is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$2,860	$3,094
Work-in-process	1,572	1,727
Finished goods	7,418	6,557
Inventory, net	$11,850	$11,378

Inventory is net of a provision for excess and obsolete inventory totaling $2.9 million and $2.8 million as of June 30, 2014 and December 31, 2013, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2014	2013
Building	$254	$256
Leasehold improvements	1,207	1,207
Equipment and computers	6,189	6,078
Furniture and fixtures	1,049	1,049
Construction in progress	7	8
	8,706	8,598
Accumulated depreciation and amortization	(7,279)	(6,971)
	1,427	1,627
Land	198	199
Property, plant, and equipment, net	$1,625	$1,826

Depreciation and amortization expense related to property, plant, and equipment totaled $160,000 and $317,000 for the three and six months ended June 30, 2014, respectively, and $116,000 and $215,000 for the three and six months ended June 30, 2013, respectively.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of intangible assets and goodwill as of June 30, 2014, and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since June 30, 2014, that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three and six months ended June 30, 2014 and 2013 totaled $17,000 and $35,000, respectively, and $37,000 and $83,000, respectively, for the same periods in 2013. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of June 30, 2014				As of December 31, 2013
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,901)	$—	$13	$1,914	$(1,895)	$—	$19
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(682)	—	135	817	(653)	—	164
Total	$2,800	$(2,652)	$—	$148	$2,800	$(2,617)	$—	$183
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2014	2013
Payroll and benefits	$1,744	$1,898
Warranty accrual, current portion	1,008	1,096
Sales and excise tax	216	527
Accrued professional services	2,600	912
Accrued insurance premium	107	428
Other	232	136
Total accrued liabilities	$5,907	$4,997

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Initial warranty accrual, beginning balance	$1,025	$1,755	$1,096	$1,699
Provision for estimated warranty cost	461	23	609	360
Warranty expenditures	(231)	(260)	(450)	(541)
	1,255	1,518	1,255	1,518
Less warranty accrual, long-term	247	—	247	—
Total warranty accrual, current portion	$1,008	$1,518	$1,008	$1,518

In June 2014, the Company extended the warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014.

Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2014	2013
Undelivered elements (training, installation and product and support services)	$1,641	$1,823
Extended warranty contracts	1,593	1,642
Total deferred revenue	3,234	3,465
Less long-term amounts:
Extended warranty contracts	-	1
Total deferred revenue, long-term	-	1
Total deferred revenue, current portion	$3,234	$3,464

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

As of June 30, 2014, the Company had two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended, that it originally entered into on May 24, 2012. The revolving lines of credit provided for borrowings against certain domestic accounts receivable and inventory (the “Domestic Revolver”) and certain export related accounts receivable and inventory (the “Ex-Im Revolver”).

As of June 30, 2014, the Company had outstanding borrowings totaling approximately $3.3 million, which included $1.8 million under the Domestic Revolver and $1.5 million under the Ex-Im Revolver. On July 28, 2014, the Company paid in full all amounts due under the revolving lines of credit, including principal, accrued interest, and fees which totaled, in the aggregate, approximately $2.9 million, and the Credit Agreements were terminated.

The Credit Agreements required the Company to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants could result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. On March 4, 2014, the Company received a waiver of noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with this waiver, the Company incurred a fee of $10,000 and Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5.0 million. The Company was not in compliance with a financial covenant as of February 28, 2014 and, as such, entered into a forbearance agreement (the “Forbearance Agreement”) with Comerica Bank on April 10, 2014.  The Company paid a fee of $10,000 in connection with the Forbearance Agreement and Comerica Bank reduced the total aggregate available borrowings to $4.0 million.

The Company was not in compliance with a financial covenant at March 31, 2014 and did not repay the lines of credit in full on the original maturity date of May 1, 2014. As a result, on May 5, 2014, the Company and Comerica Bank agreed to Amendment No. 1 to the Forbearance Agreement (“Amendment No. 1”) which extended the end of the forbearance period from May 1, 2014 to June 1, 2014. In connection with Amendment No. 1, the maturity date of the revolving lines of credit was extended to June 1, 2014 and the Company paid an administrative fee of $10,000. On June 3, 2014 the Company and Comerica Bank agreed to Amendment No. 2 to Forbearance Agreement (“Amendment No. 2”) which extended the maturity date of the revolving lines of credit to August 1, 2014. In connection with Amendment No. 2, Comerica Bank increased the interest rates on the lines of credit by 0.50% and the Company paid an administrative fee of $15,000. The Company was not in compliance with certain financial covenants as of May 31, 2014 and, as a result, agreed to Amendment No. 3 to Forbearance Agreement with Comerica Bank whereby the forbearance period was continued to August 1, 2014 and the Company paid an administrative fee of $10,000.

The outstanding principal balances of the Credit Agreements, as amended June 3, 2014, bore interest at annual percentage rates equal to the daily prime rate, plus 2.50% for the Domestic Revolver and 2.00% for the Ex-Im Revolver. The daily prime rate was subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR was undeterminable, 2.50% per annum. The Company was also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three and six months ended June 30, 2014, the Company incurred $185,000 and $414,000, respectively, of interest expense associated with the credit facilities, including $71,000 and $128,000, respectively, of amortization of deferred debt issuance costs and $80,000 and $200,000, respectively, of amortization of the discount on lines of credit. During the three and six months ended June 30, 2013, the Company incurred interest expense associated with the credit facilities of $116,000 and $200,000, respectively, including $43,000 and $81,000 of amortization of deferred debt issuance costs and $18,000 and $36,000 of amortization of the discount on lines of credit, respectively. Interest expense payable totaled approximately $15,000 and $20,000 at June 30, 2014 and December 31, 2013, respectively, and was included in accrued liabilities in the accompanying consolidated financial statements.

Lockbox arrangements under the revolving bank facilities provided that substantially all of the income generated was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash was disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At June 30, 2014 and December 31, 2013, there were no restricted cash amounts. The Company’s obligations were generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

During the three and six months ended June 30, 2014, the Company incurred $35,000 and $45,000 of Comerica Bank commitment fees and legal costs associated with the various waivers and amendments.  For the three and six months ended June 30, 2013, the Company incurred $34,000 and $34,000, respectively, of Comerica Bank commitment fees and legal costs associated with the various waivers and amendments. Commitment fees and legal costs associated with acquiring and maintaining the credit facilities were capitalized and amortized on a straight-line basis as interest expense over the remaining term of the Credit Agreements.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of June 30, 2014, $74,000 was outstanding under this arrangement at an annual interest rate of 2.85%, and was included in accrued liabilities in the accompanying consolidated financial statements. The Company incurred interest expense associated with the financed insurance premiums of approximately $1,000 and $2,000 during the three and six months ended June 30, 2014, respectively, and approximately $1,000 and $4,000 during the three and six months ended June 30, 2013, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating lease arrangements. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2014 and 2015, totaled $379,000 and $301,000, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $451,000 at June 30, 2014. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amount was accrued at June 30, 2014.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. As of June 30, 2014, the Company had $11.3 million of purchase commitments for which the Company has not received the goods or services and which is expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand.

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

Class Action Lawsuits

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al., Case No. 13-CV-1300 JST (FFMx) was filed in the United States District Court for the Central District of California against BIOLASE and its Chief Executive Officer, Federico Pignatelli, and its Chief Financial Officer, Frederick D. Furry. On August 26, 2013, a purported class action lawsuit entitled Ralph Divizio v. Biolase, Inc., et al., Case No. 13-CV-1317 DMG (MRWx) was filed in the same court against BIOLASE, Messrs. Pignatelli and Furry, and its President and Chief Operating Officer, Alexander K. Arrow. Each of the lawsuits alleges violations of the federal securities laws and asserts causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In accordance with the Private Securities Litigation Reform Act of 1995, on December 10, 2013, the court entered an order consolidating the lawsuits, appointing a lead plaintiff and approving the lead plaintiff’s selection of lead counsel. On February 24, 2014, the lead plaintiff filed a consolidated complaint against BIOLASE and Messrs. Pignatelli, Furry, and Arrow, alleging violations of the federal securities laws and asserting causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

Shareholder Litigation

On March 3 and 6, 2014, the Company disclosed that the Board had appointed Paul N. Clark and Jeffrey M. Nugent to the Board and Dr. Alexander K. Arrow and Dr. Samuel B. Low had tendered their resignations. Subsequent to these disclosures, questions were raised by Federico Pignatelli, the Company’s former Chairman of the Board and former Chief Executive Officer (“CEO”) as to whether these changes were effected.

On March 11, 2014, Oracle Partners L.P. (“Oracle”) filed a lawsuit in the Delaware Court of Chancery seeking a determination of the composition of the Company’s Board and a temporary restraining order that would preclude the Company’s Board from taking any action without the approval of the four directors whose directorships Oracle and the Company agreed to be undisputed. On March 20, 2014, the Court of Chancery issued a Status Quo Order which fixed the Company’s Board at four members, consisting of Messrs. Pignatelli and James R. Talevich and Drs. Norman J. Nemoy and Frederic H. Moll, pending further decision in the litigation.

A trial was held on April 24 and 25, 2014 and on May 28, 2014 the Court of Chancery determined that the Company’s Board was comprised of five members, consisting of Messrs. Clark, Pignatelli, and Talevich and Drs. Moll and Nemoy.  Subsequent to the Court of Chancery decision, the Company obtained a temporary stay pending appeal to the Delaware Supreme Court.

The Delaware Supreme Court heard the case on June 11, 2014.  On June 12, 2014, the Delaware Supreme Court upheld the Court of Chancery’s decision and Mr. Pignatelli resigned from his roles as Chairman of the Board and CEO. On June 17, 2014, Mr. Clark was named Chairman of the Board and Mr. Nugent was added as the sixth member of the Board and also named Acting CEO.

On July 21, 2014, Mr. Pignatelli filed a complaint in the Court of Chancery of the State of Delaware, naming the Company, Messrs. Clark, Nugent and Talevich and Dr. Moll as defendants. The complaint alleged, among other things, that (a) a slate of director nominees proposed by Mr. Pignatelli was valid, (b) certain members of the Company’s Board breached their fiduciary duties by rejecting Mr. Pignatelli’s slate, (c) the Company breached an agreement between Mr. Pignatelli and one current and several former Board members to nominate him for election (the “Pignatelli Agreement”), and (d) the Company’s recently enacted bylaw amendments, including a fee-shifting bylaw provision, are invalid. Mr. Pignatelli sought expedited proceedings with respect to all of his claims other than the claims relating to the recently enacted bylaw amendments.

On July 24, 2014, the Chancery Court denied Mr. Pignatelli’s motion for expedited proceedings on all but one of his claims (the rejection of Mr. Pignatelli’s slate).

On July 29, 2014, Mr. Pignatelli filed a notice of voluntary dismissal of his July 21, 2014 complaint and withdrew his lawsuit.

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

On April 29, 2014, the Düsseldorf Court rendered a first instance decision whereby Fotona must cease and desist from selling its Fidelis and Lightwalker dental laser systems, render accounts on past sales, recall respective products, and pay damages on infringement. Additionally, the Company was awarded statutory fees, court costs, and attorney’s fees. Preliminary enforcement against Fotona is possible if the Company posts a bond totaling €500,000, which is designed to cover a portion of the potential damages, before a final instance decision is available. In Germany, damages can be calculated based on the profits made by the infringer after the formal announcement of the granting of a patent, in this case beginning January 1, 2009, without considering direct labor or any other operational costs. This could amount to several million euros; however, Fotona has yet to provide the details of its profits in order to allow the Company to calculate the damages. In the two additional first instance cases following the extension of the initial lawsuit against Fotona, the Düsseldorf Court also required the Company to provide a statutory bond totaling €146,000. Such bonds are traditionally imposed on foreign plaintiffs to cover all statutory, court, and attorney’s fees.

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three and six months ended June 30, 2014, sales in the United States accounted for approximately 62% and 60% of net revenue, respectively, and international sales accounted for approximately 38% and 40% of net revenue, respectively. For the three and six months ended June 30, 2013, sales in the United States accounted for approximately 64% and 63% of net revenue and international sales accounted for approximately 36% and 37% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$6,328	$9,085	$13,037	$18,133
International	3,858	5,162	8,667	10,711
	$10,186	$14,247	$21,704	$28,844

No individual country, other than the United States, represented more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $420,000 and $430,000 as of June 30, 2014 and December 31, 2013, respectively.

NOTE 11—CONCENTRATIONS

Revenue from the Company’s products for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Laser systems	62.9%	68.0%	61.6%	68.7%
Imaging systems	6.8%	9.5%	8.7%	8.3%
Consumables and other	14.3%	11.6%	14.1%	11.4%
Services	15.5%	10.6%	15.2%	11.1%
License fees and royalties	0.5%	0.3%	0.4%	0.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2014 and 2013.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2014 and December 31, 2013.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2014. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company recorded increases of $0 and $1,000 for the three and six months ended June 30, 2013.  The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2014, the Company recorded an income tax provision of $29,000 and $53,000, respectively, resulting in an effective tax rate of (0.45)% and (0.47)%, respectively. During the three and six months ended June 30, 2013 the Company recorded an income tax provision of $168,000 and benefit of $204,000, respectively, resulting in an effective tax rate of (6.99)% and 3.78%, respectively.  During the six months ended June 30, 2013, the Company reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000 and recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets of $107,000 resulting in an overall tax benefit of $214,000.  The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability.

The income tax provisions for the three and six months ended June 30, 2014 and 2013 were calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013.

NOTE 13—SUBSEQUENT EVENTS

Shareholder Litigation

On July 21, 2014, the Company’s former Chairman of the Board and CEO, Mr. Pignatelli, filed a complaint in the Court of Chancery of the State of Delaware, naming the Company, Messrs. Clark, Nugent and Talevich and Dr. Moll as defendants. Mr. Pignatelli sought expedited proceedings with respect to a number of his claims. On July 24, 2014, the Chancery Court denied Mr. Pignatelli’s motion for expedited proceedings on all but one of his claims. On July 29, 2014, Mr. Pignatelli filed a notice of voluntary dismissal of his July 21, 2014 complaint and withdrew his lawsuit. See Note 9 – Commitments and Contingencies for further discussion.

Credit Agreements

On July 28, 2014, the Company paid in full all amounts due under the Company’s revolving lines of credit with Comerica Bank, including principal, accrued interest, and fees which totaled approximately $2.9 million, and the Credit Agreements were terminated. See Note 8 – Lines of Credit and Other Borrowings for further discussion.

Retirement of Treasury Stock

On July 18, 2014, the Company retired 1,963,500 shares of stock held in treasury at June 30, 2014.

Warrant Termination

Subsequent to June 30, 2014, the Company terminated a performance-based warrant to purchase 60,000 shares of the Company’s common stock originally issued on April 18, 2013.

July 2014 Private Placement

On July 22, 2014, the Company completed a private placement with certain institutional and individual investors, under which the Company sold an aggregate of 6,250,000 unregistered shares of the Company’s common stock at a price of $1.92 per share. Gross proceeds from the offering totaled $12.0 million. The Company expects net proceeds, after commissions and other offering expenses of approximately $300,000, to total approximately $11.7 million.

The Company used the net proceeds to repay all outstanding indebtedness under the Credit Agreements, as amended, between the Company and Comerica Bank. In addition, the Company plans to use the net proceeds for working capital and general corporate purposes. The Company is obligated to use commercially reasonable efforts to file a registration statement on Form S-3 on or before August 21, 2014.

See Note 1 – Description of Business and Basis of Presentation for further discussion.

CEO Compensation Arrangement

On July 13, 2014, the Compensation Committee of the Board of Directors of the Company approved compensation for Mr. Nugent, who was appointed as the Company’s Acting CEO on June 16, 2014.  The arrangement consists of an annual base salary of $300,000, non-qualified stock options to purchase 172,282 shares of the Company’s common stock at an exercise price of $1.98 per share and 37,879 restricted stock units ("RSUs"). One-sixth of the stock options and one-sixth of the RSUs vested immediately, with the remaining five-sixths vesting ratably on a monthly basis over a twelve-month period ending on July 13, 2015, subject to Mr. Nugent’s continued service with the Company through the applicable vesting dates.

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

Overview

We are a biomedical device company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and three-dimensional (“3-D”) printers; products that are focused on technologies that advance the practice of dentistry and medicine and offer benefits and value to healthcare professionals and their patients. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic, restorative, and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other conventional instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to sell our laser systems in the United States and also have the necessary registration to sell our laser systems in Canada, the European Union, and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: WaterLase systems and Diode systems. Our flagship product category, the WaterLase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 185 issued and 115 pending U.S. and international patents, the majority of which are related to our core WaterLase technology and dental and medical lasers. From 1998 through June 30, 2014, we have sold over 26,200 laser systems in over 80 countries around the world. Contained in this total is over 10,400 WaterLase systems, which includes more than 6,400 WaterLase MD® and iPlus® systems.

Shareholder Litigation and Corporate Governance

On March 3 and 6, 2014, we announced that the Board had appointed Paul N. Clark and Jeffrey M. Nugent to the Board and Dr. Alexander K. Arrow and Dr. Samuel B. Low had tendered their resignations.  Subsequent to these disclosures, questions were raised by Federico Pignatelli, our former Chairman of the Board and former Chief Executive Officer (“CEO”) as to whether these changes were effected.

On March 11, 2014, Oracle Partners L.P. (“Oracle”), a shareholder of the Company, filed a lawsuit in the Delaware Court of Chancery seeking a determination of the composition of the Board and a temporary restraining order that would preclude the Board from taking any action without the approval of the four directors whose directorships Oracle and the Company agreed to be undisputed. On March 20, 2014, the Court of Chancery issued a Status Quo Order which fixed the Board at four members, consisting of Messrs. Pignatelli and James R. Talevich and Drs. Norman J. Nemoy and Frederic H. Moll, pending further decision in the litigation.

A trial was held on April 24 and 25, 2014 and on May 28, 2014 the Court of Chancery determined that the Board was comprised of five members, consisting of Messrs. Clark, Pignatelli, and Talevich and Drs. Moll and Nemoy.  Subsequent to the decision, Mr. Pignatelli obtained a temporary stay pending appeal to the Delaware Supreme Court.

On June 12, 2014, the Delaware Supreme Court upheld the Court of Chancery’s decision and Mr. Pignatelli resigned from his roles as Chairman of the Board and CEO. On June 17, 2014, Mr. Clark was named Chairman of the Board and Mr. Nugent was added as the sixth member of the Board and appointed Acting Chief Executive Officer.

On July 21, 2014, Mr. Pignatelli filed a complaint in the Court of Chancery, naming the Company, Messrs. Clark, Nugent and Talevich and Dr. Moll as defendants. Mr. Pignatelli sought expedited proceedings with respect to a number of his claims. On July 24, 2014, the Chancery Court denied Mr. Pignatelli’s motion for expedited proceedings on all but one of his claims. On July 29, 2014, Mr. Pignatelli filed a notice of voluntary dismissal of his July 21, 2014 complaint and withdrew his lawsuit.

July 2014 Private Placement

On July 22, 2014, we entered into a private placement with several institutional and individual investors, and several of our directors and officers, wherein the Company sold 6,250,000 unregistered shares of common stock at a price of $1.92 per share. Gross proceeds from the sale were $12 million. We expect proceeds, after offering expenses of approximately $300,000, of approximately $11.7 million.

We used a portion of the net proceeds to repay all outstanding indebtedness under our lines of credit with Comerica Bank, as amended, and we plan to use the remainder for working capital and general corporate purposes. We are obligated to use commercially reasonable efforts to file a registration statement on Form S-3 on or before August 21, 2014 to register for resale the shares sold in the private placement.

February 2014 Subscription Agreement

On February 10, 2014, we entered into a Subscription Agreement with several institutional and individual investors, under which we sold 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale were $5.0 million, and net proceeds, after offering expenses of approximately $0.2 million, were approximately $4.8 million.

New Product Offerings

In February 2014, we agreed to distribute Stratasys Ltd.’s (“Stratasys’”) Objet30 OrthoDesk and a number of its Design Series 3-D printers. The Objet30 OrthoDesk combines precise 3-D printing technology with a small footprint. It is easy to use, and includes specialized dental printing materials in convenient sealed cartridges. Dentists can fabricate stone models, orthodontic appliances, delivery and positioning trays, models for clear aligners, retainers and surgical guides on their desktop. We believe that 3-D printing will be an important factor in dental restorations in the new digital era of dentistry and we shipped our first unit in the quarter ended June 30, 2014.

In November 2013, we introduced the Galaxy BioMill™ CAD/CAM system which enables dental practitioners to scan, design, mill, and finish crowns, inlays, onlays, and veneers in the dental office in a single appointment. The Galaxy BioMill was developed and designed by us in conjunction with German-based imes-icore GmbH for their milling technologies and Copenhagen-based 3Shape Corporation (“3Shape”) for their CAD/CAM intra-oral scanning technologies. We expect to begin shipping these systems in the third quarter ending September 30, 2014. Also termed “chair-side” milling, the Galaxy BioMill System utilizes 3Shape’s Trios intra-oral scanner to capture high resolution 3-D digital images of the teeth and crown-preparation site, which are then processed through a CAD/CAM software program to design the dental restoration. The design is then transferred to the Galaxy BioMill to mill the crown.

Credit Facilities

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”), as amended, which provide for borrowings against certain domestic accounts receivable and inventory (the “Domestic Revolver”) and certain export related accounts receivable and inventory (the “Ex-Im Revolver”). As of June 30, 2014, we had outstanding borrowings totaling approximately $3.3 million, which included $1.5 million under the Domestic Revolver and $1.8 million under the Ex-Im Revolver.

On July 28, 2014, we paid in full all amounts due under the revolving lines of credit, including principal, accrued interest, and fees which totaled, in the aggregate, approximately $2.9 million, and the Credit Agreements were terminated.

The Credit Agreements required us to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants could result in default interest rates and penalties, and Comerica Bank could declare the amounts outstanding immediately due and payable. On March 4, 2014, we received a waiver for noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013, which reduced the aggregate borrowing limits on the Credit Agreements to $5.0 million. We were not in compliance with a financial covenant as of February 28, 2014 and, as such, entered into a forbearance agreement with Comerica Bank on April 10, 2014 which reduced the total aggregate available borrowings to $4.0 million.

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

We did not repay the lines of credit in full on the extended maturity date of June 1, 2014. On June 3, 2014, we agreed to Amendment No. 2 to Forbearance Agreement (“Amendment No. 2”) with Comerica Bank which extended the end of the forbearance period to August 1, 2014. In connection with Amendment No. 2, the maturity date of the revolving lines of credit was extended to August 1, 2014, Comerica Bank increased the interest rates on the revolving lines of credit by 0.50%, and we paid an administrative fee of $15,000. An additional administrative fee of $15,000 was due if the Company had not repaid the lines of credit by August 1, 2014.

We were not in compliance with a financial covenant at May 31, 2014.  We agreed to Amendment No. 3 to Forbearance Agreement with Comerica Bank whereby the forbearance period was continued to August 1, 2014 and we paid an administrative fee of $10,000.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 43 to 45 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2013 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2014 in our critical accounting policies from those disclosed in Item 7 of the 2013 Form 10-K.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Products and services revenue	99.5%	99.7%	99.6%	99.5%
License fees and royalty revenue	0.5%	0.3%	0.4%	0.5%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.4%	61.0%	64.7%	60.6%
Gross profit	36.6%	39.0%	35.3%	39.4%
Operating expenses:
Sales and marketing	35.0%	29.0%	37.0%	32.5%
General and administrative	52.1%	18.2%	38.7%	16.8%
Engineering and development	9.6%	7.1%	9.0%	7.0%
Excise tax	0.6%	0.8%	0.6%	0.8%
Total operating expenses	97.3%	55.1%	85.3%	57.1%
Loss from operations	(60.7)%	(16.1)%	(50.0)%	(17.7)%
Non-operating loss, net	(2.1)%	(0.8)%	(2.1)%	(1.0)%
Loss before income tax provision (benefit)	(62.8)%	(16.9)%	(52.1)%	(18.7)%
Income tax provision (benefit)	0.3%	1.1%	0.2%	(0.7)%
Net loss	(63.1)%	(18.0)%	(52.3)%	(18.0)%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
GAAP net loss, as reported	$(6,439)	$(2,568)	$(11,326)	$(5,199)
Adjustments:
Interest expense	185	117	415	204
Income tax provision	29	168	53	(204)
Depreciation and amortization	177	153	352	298
Stock-based, other equity instruments, and other non-cash compensation	338	442	709	936
Non-GAAP net loss	$(5,710)	$(1,688)	$(9,797)	$(3,965)

Comparison of Results of Operations

Three months ended June 30, 2014 and 2013

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2014 (“Second Quarter 2014”) and 2013 (“Second Quarter 2013”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
Laser systems	$6,408	62.9%	$9,686	68.0%	$(3,278)	(33.8)%
Imaging systems	692	6.8%	1,360	9.5%	(668)	(49.1)%
Consumables and other	1,460	14.3%	1,652	11.6%	(192)	(11.6)%
Services	1,580	15.5%	1,510	10.6%	70	4.6%
Total products and services	10,140	99.5%	14,208	99.7%	(4,068)	(28.6)%
License fees and royalty	46	0.5%	39	0.3%	7	17.9%
Net revenue	$10,186	100.0%	$14,247	100.0%	$(4,061)	(28.5)%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the three months ended June 30, 2014 and 2013, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
United States	$6,328	62.1%	$9,085	63.8%	$(2,757)	(30.3)%
International	3,858	37.9%	5,162	36.2%	(1,304)	(25.3)%
Net revenue	$10,186	100.0%	$14,247	100.0%	$(4,061)	(28.5)%

The overall decrease in period-over-period net revenue resulted from decreases in domestic and international laser system revenue, imaging systems and consumables and other net revenue, partially offset by a slight increase in services revenue. Laser system net revenue decreased by approximately $3.3 million, or 33.8%, in Second Quarter 2014 compared to Second Quarter 2013 and net revenue from imaging systems decreased by approximately

$668,000, or 49.1%, in Second Quarter 2014 compared to Second Quarter 2013. Our Second Quarter 2014 results were negatively impacted by the significant distractions caused from our recent shareholder litigation and the related disruptions within both management and within the marketplace, as well as a lack of sales management.

The dispute surrounding our corporate governance impacted market confidence in the Company and its products, resulted in confusion within the Company, impacted our planning and execution around sales and marketing, and affected key areas of the business. During the dispute, our former Chairman and CEO terminated our Vice President of Sales and Marketing and three top-performing salespeople departed from the Company, which affected the sales cycle and left several sales territories open during a critical time in the quarter. This was exacerbated by customer reluctance to buy from a company in visible turmoil. Operationally, we lost employees during the dispute that were difficult to replace due to the uncertainty regarding our corporate governance and our lack of capital.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, decreased slightly for Second Quarter 2014 as compared to Second Quarter 2013 reduced laser systems revenues during Second Quarter 2014.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased nominally for the Second Quarter 2014, as compared to Second Quarter 2013, largely due to increased follow-on sales related to our growing laser customer base and increased sales and marketing efforts in this part of our business.

License fees and royalty revenue increased for the Second Quarter 2014 as compared to Second Quarter 2013 due to the timing of revenues.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the three months ended June 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
Net revenue	$10,186	100.0%	$14,247	100.0%	$(4,061)	(28.5)%
Cost of revenue	6,457	63.4%	8,686	61.0%	(2,229)	(25.7)%
Gross profit	$3,729	36.6%	$5,561	39.0%	$(1,832)	(32.9)%

The increased cost of revenue as a percentage of revenue is primarily the result of extending the warranty on our WaterLase systems. In late June 2014, subsequent to the resolution of our corporate governance issues, we extended the warranty on our WaterLase systems from one year to two years effective for systems purchased after January 1, 2014. This warranty change resulted in an additional expense of approximately $250,000 during Second Quarter 2014. This change was made as a strong signal to our customers that the Company is confident in the performance of its products and will stand behind them for additional year of warranty coverage. As a result, our gross profit decreased from 39.0% of net revenue for Second Quarter 2013 to 36.6% of net revenue for Second Quarter 2014. We expect our gross profit to improve if we are successful in increasing revenue of our core laser systems in the third and fourth quarters for the remainder of the year ending December 31, 2014.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended June 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
Sales and marketing	$3,569	35.0%	$4,138	29.0%	$(569)	(13.8)%
General and administrative	5,310	52.1%	2,598	18.2%	2,712	104.4%
Engineering and development	978	9.6%	1,005	7.1%	(27)	(2.7)%
Excise tax	64	0.6%	112	0.8%	(48)	(42.9)%
Total operating expenses	$9,921	97.3%	$7,853	55.1%	$2,068	26.3%

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The decrease to sales and marketing expense was primarily a result of decreased convention costs of $126,000, decreased media and advertising expenses of $377,000, and decreased commission expenses of $60,000.

General and Administrative Expense. The increase to general and administrative expenses was primarily due to increased legal expenses of $2.6 million and an increase to our provision for doubtful accounts of $383,000, offset by decreased patent and patent defense costs of $165,000. The increase to legal expenses was driven by approximately $2.5 million incurred by the Company at the direction of its former Chairman and CEO in the shareholder litigation brought by Oracle (please refer to “Litigation and Contingencies”) to resolve the dispute over our corporate governance and the composition of our Board.  If there is ongoing shareholder litigation, we would expect that to continue to negatively impact our general and administrative expenses during the year ending December 31, 2014.  Subsequent to the resolution of the shareholder litigation, on July 21, 2014, Mr. Pignatelli filed a complaint in the Court of Chancery, naming the Company, Messrs. Clark, Nugent and Talevich and Dr. Moll as defendants. On July 24, 2014, the Chancery Court denied Mr. Pignatelli’s motion for expedited proceedings on all but one of his claims and on July 29, 2014, Mr. Pignatelli filed a notice of voluntary dismissal of his July 21, 2014 complaint and withdrew his lawsuit.

Engineering and Development Expense. Engineering and development expenses remained relatively unchanged for the Second Quarter 2014 as compared Second Quarter 2013 due to our continued efforts in new product development and sustaining projects for our existing products.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $64,000, or 0.6% of net revenue, for Second Quarter 2014 as compared to $112,000, or 0.8% of net revenue, for Second Quarter 2013.

(Loss) Gain on Foreign Currency Transactions. We realized a $33,000 loss on foreign currency transactions for Second Quarter 2014, compared to a $9,000 gain on foreign currency transactions for Second Quarter 2013 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest expense totaled approximately $185,000 and $117,000 for Second Quarter 2014 and 2013, respectively. The increase was a result of higher borrowings under lines of credit that provided the necessary liquidity to continue operations.

Income Tax Provision (Benefit). Our provision for income taxes was $29,000 for Second Quarter 2014, compared to a provision of $168,000 for Second Quarter 2013.

Net Loss. For the reasons stated above, our net loss totaled approximately $6.4 million for Second Quarter 2014 compared to a net loss of $2.6 million for Second Quarter 2013.

Six months ended June 30, 2014 and 2013

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2014 and 2013, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
Laser systems	$13,363	61.6%	$19,824	68.7%	$(6,461)	(32.6)%
Imaging systems	1,888	8.7%	2,388	8.3%	(500)	(20.9)%
Consumables and other	3,063	14.1%	3,282	11.4%	(219)	(6.7)%
Services	3,305	15.2%	3,203	11.1%	102	3.2%
Total products and services	21,619	99.6%	28,697	99.5%	(7,078)	(24.7)%
License fees and royalty	85	0.4%	147	0.5%	(62)	(42.2)%
Net revenue	$21,704	100.0%	$28,844	100.0%	$(7,140)	(24.8)%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the six months ended June 30, 2014 and 2013, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
United States	$13,037	60.1%	$18,133	62.9%	$(5,096)	(28.1)%
International	8,667	39.9%	10,711	37.1%	(2,044)	(19.1)%
Net revenue	$21,704	100.0%	$28,844	100.0%	$(7,140)	(24.8)%

The overall decrease in period-over-period net revenue resulted from decreases in domestic and international laser system revenue, imaging systems and consumables and other net revenue, offset by a slight increase in services revenue. We believe that our results for the six months ended June 30, 2014 were negatively impacted by the significant distractions caused from our recent shareholder litigation and the related disruptions within both management and within the marketplace, as well as a lack of sales management.

The shareholder dispute was resolved on June 12, 2014, two weeks before the end of the six months ended June 30, 2014, when the Delaware Supreme Court confirmed the Court of Chancery’s decision and Mr. Pignatelli resigned from his roles as Chairman of the Board and CEO. On June 17, 2014, Mr. Clark was named Chairman of the Board and Mr. Nugent was added as the sixth member of the Board and also named Acting CEO. The resulting change in leadership for the quarter and first six months of 2014 was in effect for 14 days.

The dispute surrounding our corporate governance impacted market confidence in the Company and its products, resulted in confusion within the Company, impacted our planning and execution around sales and marketing, and affected key areas of the business. During the dispute, our former Chairman and CEO terminated our Vice President of Sales and Marketing and three top-performing salespeople departed from the Company, which affected the sales cycle and left several sales territories open during a critical time in the quarter. This was exacerbated by customer reluctance to buy from a company in visible turmoil. Operationally, we lost employees during the dispute that were difficult to replace due to the uncertainty regarding our corporate governance and our lack of capital.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the six months ended June 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
Net revenue	$21,704	100.0%	$28,844	100.0%	$(7,140)	(24.8)%
Cost of revenue	14,034	64.7%	17,489	60.6%	(3,455)	(19.8)%
Gross profit	$7,670	35.3%	$11,355	39.4%	$(3,685)	(32.5)%

The increased cost of revenue as a percentage of revenue is primarily the result of lower laser system sales domestically and internationally. Also, in late June, subsequent to the resolution of our corporate governance issues, we extended the warranty on our WaterLase systems from one year to two years effective for systems purchased after January 1, 2014. This warranty change resulted in an additional expense of approximately $250,000 for the six months ended June 30, 2014 which represents approximately 1.2% of our reduced margin compared to the same prior year period. This change was made as a strong signal to our customers that the Company stands behind its products and will provide warranty coverage for an additional year.  As a result, gross profit decreased from 39.4% of net revenue for the six months ended June 30, 2013 to 35.3% of net revenue for the six months ended June 30, 2014. We expect our gross profit to improve if we are successful in increasing revenue of our core laser systems in the third and fourth quarters for the remainder of the year ending December 31, 2014.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the six months ended June 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2014		2013		Change	Change
Sales and marketing	$8,024	37.0%	$9,390	32.5%	$(1,366)	(14.5)%
General and administrative	8,393	38.7%	4,845	16.8%	3,548	73.2%
Engineering and development	1,951	9.0%	2,010	7.0%	(59)	(2.9)%
Excise tax	129	0.6%	219	0.8%	(90)	(41.1)%
Total operating expenses	$18,497	85.3%	$16,464	57.1%	$2,033	12.3%

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The decrease to sales and marketing expense was primarily a result of decreased convention costs of $640,000, decreased media and advertising expenses of $672,000, and decreased commission expenses of $275,000, offset by increased payroll and consulting related expenses of $248,000.

General and Administrative Expense. The increase to general and administrative expenses was primarily due to increased legal expenses of $3.2 million and an increase to our provision for doubtful accounts of $660,000, offset by decreased patent and patent defense costs of $272,000. The increase to legal expenses was driven by approximately $3.2 million incurred by the Company at the direction of its former Chairman and CEO in the shareholder litigation brought by Oracle to resolve the dispute over our corporate governance and the composition of our Board.  We expect that ongoing shareholder litigation could result in increased legal fees that will continue to impact our general and administrative expenses during the year ending December 31, 2014.

Engineering and Development Expense. Engineering and development expenses remained relatively unchanged for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to our continued efforts in new product development and sustaining projects for our existing products.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $129,000, or 0.6% of net revenue, for the six months ended June 30, 2014 as compared to $219,000, or 0.8% of net revenue, for the six months ended June 30, 2013.

(Loss) Gain on Foreign Currency Transactions. We realized a $31,000 loss on foreign currency transactions for the six months ended June 30, 2014, compared to a $90,000 loss on foreign currency transactions for the six months ended June 30, 2013 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest expense totaled approximately $415,000 and $204,000 for the six months ended June 30, 2014 and 2013, respectively. The increase was a result of higher borrowings under lines of credit that provided the necessary liquidity to continue operations.

Income Tax Provision (Benefit). Our provision for income taxes was $53,000 for the six months ended June 30, 2014, compared to a benefit of $204,000 for the six months ended June 30, 2013. During the six months ended June 30, 2013, we reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000.  In addition, we recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets. This resulted in additional tax benefits of $107,000. We do not expect to record additional significant tax benefits in the foreseeable future.

Net Loss. For the reasons stated above, our net loss totaled approximately $11.3 million for the six months ended June 30, 2014 compared to a net loss of $5.2 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, we had approximately $2.1 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $643,000 at June 30, 2014 as compared to December 31, 2013, was primarily driven by cash provided by financing activities of $3.7 million offset by $2.9 million and $122,000, respectively, of cash used in operating and investing activities.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash flows used in operating activities	$(2,902)	$(5,095)
Net cash flows used in investing activities	(122)	(341)
Net cash flows provided by financing activities	3,675	5,052
Effect of exchange rate changes	(8)	(58)
Net change in cash and cash equivalents	$643	$(442)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for six months ended June 30, 2014, totaled $2.9 million and was primarily comprised of our net loss of $11.3 million plus an increase in inventory of $733,000 and increases in accounts payable and accrued liabilities of $3.3 million, and deferred revenue of $231,000, offset by a decreases in accounts receivable of $3.8 million and customer deposits of $145,000.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 consisted primarily of $123,000 of capital expenditures. For fiscal 2014, we expect capital expenditures to total approximately $600,000 and we expect depreciation and amortization to total approximately $700,000.

Financing Activities

Net cash provided by financing activities for six months ended June 30, 2014 of $3.7 million related primarily to net proceeds from the sale of common stock to several institutional and individual investors for proceeds of $4.8 million, as discussed in Future Liquidity Needs below, less net repayments on the lines of credit of $1.3 million.

Future Liquidity Needs

We incurred a loss from operations, a net loss, and used cash in operating activities for the three and six months ended June 30, 2014. We have also suffered recurring losses from operations during the three years ended December 31, 2013. We have consistently used cash in operations and the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raised substantial doubt about our ability to continue as a going concern as of December 31, 2013.

As of June 30, 2014, we had working capital deficit of approximately $1.2 million. Our principal sources of liquidity at June 30, 2014 consisted of approximately $2.1 million in cash and cash equivalents, $6.6 million of net accounts receivable, and approximately $0.7 million of available borrowings under two revolving credit facility agreements with Comerica Bank.

On July 22, 2014, we entered into a private placement with several institutional and individual investors, and several of our directors and officers, wherein we sold 6,250,000 unregistered shares of common stock at a price of $1.92 per share. Gross proceeds from the sale were $12 million, and net proceeds, after expected offering expenses of approximately $300,000, were approximately $11.7 million.

On July 28, 2014, the credit facilities with Comerica Bank were repaid and terminated.  We are considering alternative financing arrangements as part of our plan to address liquidity.

In order for us to continue operations and be able to discharge our liabilities and commitments in the normal course of business is dependent on our ability to sell our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, and generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through driving growth within our core laser products, the measured expansion of our product offerings, the continued expansion and development of our direct sales force and distributor relationships both domestically and internationally, the formation of strategic arrangements within the dental and medical industries, the education of patients as to the benefits of our advanced medical technologies, and reducing expenses.

On February 10, 2014, we entered into a Subscription Agreement with Oracle Partners L.P and its affiliates, wherein we sold 1,945,525 unregistered shares of common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5.0 million, and net proceeds, after offering expenses of approximately $0.2 million, totaled approximately $4.8 million. We used the proceeds for working capital and general corporate purposes.

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

We cannot guarantee that we will be able to increase sales, reduce expenses, or obtain additional funds if needed. If we are unable to increase sales, reduce expenses, or raise sufficient additional capital, we may be unable to continue to fund our operations, develop our products, or realize value from our assets and discharge our liabilities in the normal course of business.

Contractual and Other Obligations

We lease our Irvine, California, facility under a lease that expires in April 2015.

We finance a portion of our annual insurance premiums which we pay in installments over nine months. As of June 30, 2014, $74,000 was outstanding under this arrangement.

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would total approximately $451,000 at June 30, 2014. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. No amounts were accrued for these arrangements as of June 30, 2014.

The Company has purchase obligations totaling approximately $11.3 million related to purchase orders with suppliers that we expect to complete during the next twelve months.

Litigation and Contingencies

For more information on liabilities that may arise from litigation and contingencies, see Note 9 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we are not involved in any material unconsolidated SPEs.

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

Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, there have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005
3.1.2	Sixth Amended and Restated Bylaws of The Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014
10.1	Forbearance Agreement, dated April 10, 2014, effective April 17, 2014 by and between Comerica Bank and the Registrant		8-K	04/17/2014	10.1	04/22/2014
10.2	Amendment No. 2 to Forbearance Agreement, dated as of June 3, 2014, effective June 6, 2014, by and between Comerica Bank and the Registrant		8-K	6/6/2014	10.2	6/12/2014
10.3	Amendment No. 2 to Master Revolving Note, dated June 3, 2014, effective June 6, 2014, by and between Comerica Bank and the Registrant		8-K	6/6/2014	10.3	6/12/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014

BIOLASE, INC., a Delaware Corporation (registrant)
By:	/s/ JEFFREY M. NUGENT
Jeffrey M. Nugent
Acting Chief Executive Officer
(Principal Executive Officer)
By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer
(Principal Financial and Accounting Officer)