Form 10-Q
period 2014-09-30
BIOLASE, INC
filed 2014-11-07
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36385

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of October 31, 2014, was 43,952,119 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,759	$1,440
Accounts receivable, less allowance of $1,227 in 2014 and $573 in 2013	9,264	11,127
Inventory, net	11,799	11,378
Prepaid expenses and other current assets	1,288	1,909
Total current assets	25,110	25,854
Property, plant, and equipment, net	1,467	1,826
Intangible assets, net	131	183
Goodwill	2,926	2,926
Other assets	268	249
Total assets	$29,902	$31,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$—	$4,633
Accounts payable	9,535	8,560
Accrued liabilities	5,697	4,997
Customer deposits	111	285
Deferred revenue, current portion	2,431	3,464
Total current liabilities	17,774	21,939
Deferred income taxes	662	617
Deferred revenue, long-term	—	1
Warranty accrual, long-term	367	—
Total liabilities	18,803	22,557
Commitments, contingencies and subsequent event (Notes 8, 9, and 13)
Stockholders' equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000 and 50,000 shares authorized in 2014 and 2013, respectively; 43,952 and 37,336 shares issued in 2014 and 2013, respectively; 43,952 and 35,372 shares outstanding in 2014 and 2013, respectively	44	38
Additional paid-in-capital	150,081	148,866
Accumulated other comprehensive loss	(455)	(274)
Accumulated deficit	(138,571)	(123,750)
	11,099	24,880
Treasury stock (Note 3)	—	(16,399)
Total stockholders' equity	11,099	8,481
Total liabilities and stockholders' equity	$29,902	$31,038

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Products and services revenue	$12,673	$12,311	$34,292	$41,008
License fees and royalty revenue	41	34	126	181
Net revenue	12,714	12,345	34,418	41,189
Cost of revenue	7,321	8,516	21,355	26,005
Gross profit	5,393	3,829	13,063	15,184
Operating expenses:
Sales and marketing	3,862	4,164	11,886	13,554
General and administrative	3,474	2,460	11,867	7,305
Engineering and development	1,276	977	3,227	2,987
Excise tax	76	89	205	308
Total operating expenses	8,688	7,690	27,185	24,154
Loss from operations	(3,295)	(3,861)	(14,122)	(8,970)
(Loss) gain on foreign currency transactions	(135)	16	(166)	(74)
Interest expense, net	(37)	(182)	(452)	(386)
Non-operating loss, net	(172)	(166)	(618)	(460)
Loss before income tax provision (benefit)	(3,467)	(4,027)	(14,740)	(9,430)
Income tax provision (benefit)	28	22	81	(182)

Net loss	(3,495)	(4,049)	(14,821)	(9,248)
Other comprehensive (loss) income items:
Foreign currency translation adjustment	(173)	88	(181)	23
Comprehensive loss	$(3,668)	$(3,961)	$(15,002)	$(9,225)

Net loss per share:
Basic	$(0.08)	$(0.12)	$(0.38)	$(0.29)
Diluted	$(0.08)	$(0.12)	$(0.38)	$(0.29)
Shares used in the calculation of net loss per share:
Basic	42,403	32,734	38,851	32,429
Diluted	42,403	32,734	38,851	32,429

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(14,821)	$(9,248)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	529	439
Loss on disposal of property, plant, and equipment, net	(1)	—
Provision for bad debts	796	270
Provision for inventory excess and obsolescence	261	1,000
Amortization of discounts on lines of credit	200	79
Amortization of debt issuance costs	128	152
Stock-based compensation	887	1,239
Other equity instruments compensation	—	64
Other non-cash compensation	123	187
Deferred income taxes	45	(61)
Changes in operating assets and liabilities:
Accounts receivable	1,065	608
Inventory	(682)	(1,671)
Prepaid expenses and other assets	(19)	59
Customer deposits	(174)	(408)
Accounts payable and accrued liabilities	2,423	240
Deferred revenue	(1,034)	(43)
Net cash and cash equivalents used in operating activities	(10,274)	(7,094)
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(194)	(464)
Proceeds from disposal of property, plant, and equipment	1	—
Purchases of other intangible assets	—	(10)
Net cash and cash equivalents used in investing activities	(193)	(474)
Cash Flows from Financing Activities:
Borrowings under lines of credit	16,875	27,300
Payments under lines of credit	(21,508)	(23,403)
Payments of debt issue costs	(45)	(34)
Proceeds from equity offering, net of expenses	16,302	4,592
Proceeds from exercise of stock options and warrants	310	707
Net cash and cash equivalents provided by financing activities	11,934	9,162
Effect of exchange rate changes	(148)	14
Change in cash and cash equivalents	1,319	1,608
Cash and cash equivalents, beginning of period	1,440	2,543
Cash and cash equivalents, end of period	$2,759	$4,151

Supplemental cash flow disclosure:
Interest paid	$143	$165
Income taxes paid	$45	$51

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Biolase, Inc., (the “Company”) is a biomedical device company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes two-dimensional (“2-D”) and three-dimensional (“3-D”) dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and 3-D printers. The Company’s products are focused on technologies that advance the practice of dentistry and medicine and offer benefits and value to healthcare professionals and their patients.

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

The consolidated results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014.

Liquidity and Management’s Plans

The Company incurred a loss from operations, a net loss, and used cash in operating activities for the three and nine months ended September 30, 2014. The Company has also suffered recurring losses from operations during the three years ended December 31, 2013. During the three and nine months ended September 30, 2014, the principle sources of liquidity for the Company have been its available borrowing capacity on the lines of credit with Comerica Bank and the net proceeds from the February 10, 2014 and July 22, 2014 sale by the Company of $4.8 million and $11.5 million, respectively, of unregistered shares of common stock discussed below.

As of September 30, 2014, the Company had working capital of approximately $7.3 million. The Company’s principal sources of liquidity at September 30, 2014 consisted of approximately $2.8 million in cash and cash equivalents and $9.3 million of net accounts receivable.

On November 3, 2014, the Company entered into a securities purchase agreement with several institutional and individual investors, and certain of its directors and officers, under which the Company agreed to sell an aggregate of 14,162,873 unregistered shares of its common stock at the price of $2.39 per share, the closing price of the Company’s common stock on November 3, 2014, and warrants to purchase up to an aggregate of 9,205,862 unregistered shares of its common stock at an exercise price of $4.00 per share. Gross proceeds from the sale were $35 million. The warrants become exercisable on May 7, 2015, six months after the closing of the private placement, and have a term of three years from the date of issuance. In connection with the transaction, the Company agreed to use commercially reasonable efforts to file within 30 days of the closing a registration statement with the SEC to register the resale of both the shares and the shares underlying the warrants issued at the closing. The proceeds will be used for working capital and general corporate purposes.

The Company completed a private placement on July 22, 2014 with several institutional and individual investors, and several of our directors and officers, wherein the Company sold 6,250,000 unregistered shares of its common stock at a price of $1.92 per share (the closing price of the Company’s common stock on July 18, 2014). Gross proceeds from the sale totaled $12 million, and net proceeds, after offering expenses of approximately $491,000, were approximately $11.5 million. The Company used the proceeds to repay the Company’s lines of credit with Comerica Bank and for working capital and general corporate purposes.

On July 28, 2014, the Company repaid all amounts outstanding under its revolving credit facilities with Comerica Bank, including principal, accrued interest, and fees which totaled approximately $2.9 million and the credit facilities were terminated.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, and October 30, 2014) (the “2002 Plan”), which will expire on May 5, 2019. Eligible persons under the 2002 Plan include certain officers and employees of the Company, and directors of the Company, as well as consultants. Under the 2002 Plan, 9,250,000 shares of common stock have been authorized for issuance. As of September 30, 2014, 2,993,000 shares of common stock have been issued pursuant to options that were exercised, 3,815,000 shares of common stock have been reserved for options that are outstanding, and 2,442,000 shares of common stock remain available for future grant.

Stock-Based compensation cost recognized in operating results totaled approximately $301,000 and $491,000 for the three months ended September 30, 2014 and 2013, respectively; and $887,000 and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. The net impact to earnings for the three months ended September 30, 2014 and 2013 was $(0.01) and $(0.02) per basic and diluted share, respectively, and $(0.02) and $(0.04) per basic and diluted share for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, the Company had approximately $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 1.1 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$29	$73	$116	$227
Sales and marketing	91	154	328	443
General and administrative	162	225	378	459
Engineering and development	19	39	65	110
	$301	$491	$887	$1,239

The stock option fair values, under the Company’s stock option plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term	4.00 years	3.70 years	3.82 years	3.66 years
Volatility	85.65%	83.00%	94.41%	83.00%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.65%	1.54%	1.66%	0.99%

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2014 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding at December 31, 2013	4,441,000	$3.51	3.83	$1,574,000
Granted at fair market value	212,000	$2.24
Granted at above fair market value	369,000	$3.05
Exercised	(152,000)	$2.03
Forfeited, cancelled, or expired	(1,055,000)	$4.57
Options outstanding at September 30, 2014	3,815,000	$3.16	3.35	$815,000
Options exercisable at September 30, 2014	2,485,000	$3.07	2.43	$733,000
Vested options expired during the quarter ended September 30, 2014	190,000	$5.62

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises, and vesting options are provided in the following table (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds from stock options exercised	$54	$10	$310	$707
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$13	$6	$108	$860
Weighted-average fair value of options granted during period	$1.35	$3.31	$1.62	$3.90
Total fair value of shares vested during the period	$273	$437	$921	$1,155

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

A summary of warrant activity for the nine months ended September 30, 2014 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2013	1,698,000	$5.44
Granted	—
Exercised	(200,000)	$2.00
Forfeited, cancelled, or expired	(610,000)	$5.71
Warrants outstanding at September 30, 2014	888,000	$6.04
Warrants exercisable at September 30, 2014	753,000	$6.40
Vested warrants expired during the quarter ended September 30, 2014	—	N/A

During the nine months ended September 30, 2014 and 2013, Comerica Bank exercised warrants issued in connection with the lines of credit on a cashless basis pursuant to the Notice of Exercise resulting in a net issuance of 38,708 shares and 40,465 shares, respectively, of common stock.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 4,703,000 shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2014 as a result of their anti-dilutive effect. For the same 2013 periods, anti-dilutive outstanding stock options and warrants to purchase 6,022,000 shares were not included in the computation of diluted loss per share.

Other Stock-Based Awards

On July 13, 2014, the Compensation Committee of the Board of Directors (the “Board”) of the Company approved the Chief Executive Officer’s stock-based compensation consisting of non-qualified stock options to purchase 172,282 shares of the Company’s common stock at an exercise price of $1.98 per share and 37,879 restricted stock units ("RSUs") valued at $1.98 per share. One-sixth of the stock options and one-sixth of the RSUs vested immediately, with the remaining five-sixths vesting ratably on a monthly basis over the twelve-month period ending on July 13, 2015. The fair value of the stock options of $1.31 per share was estimated using the Black-Scholes option-pricing model with assumptions of 3.6 years for expected term, 98.37% volatility and 1.65% risk-free interest rate.

On August 27, 2014, each of the independent directors was granted 9,217 RSUs, totaling 36,868 RSUs valued at $2.17 per share, which vest over a 12-month period.

Retirement of Treasury Stock

On July 18, 2014, the Company retired all 1,963,500 shares of stock held in treasury at that date. The Company recorded the cost of the treasury stock retired as a $2,000 reduction to common stock and a $16,397,000 reduction in additional paid in capital.

Stock Dividend

In February 2014, the Board declared a one-half percent stock dividend payable March 28, 2014, to stockholders of record on March 14, 2014. There is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$3,263	$3,094
Work-in-process	1,688	1,727
Finished goods	6,848	6,557
Inventory, net	$11,799	$11,378

Inventory is net of a provision for excess and obsolete inventory totaling $2.9 million and $2.8 million as of September 30, 2014 and December 31, 2013, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2014	2013
Building	$236	$256
Leasehold improvements	1,216	1,207
Equipment and computers	6,206	6,078
Furniture and fixtures	1,055	1,049
Construction in progress	—	8
	8,713	8,598
Accumulated depreciation and amortization	(7,430)	(6,971)
	1,283	1,627
Land	184	199
Property, plant, and equipment, net	$1,467	$1,826

Depreciation and amortization expense related to property, plant, and equipment totaled $160,000 and $477,000 for the three and nine months ended September 30, 2014, respectively, and $124,000 and $339,000 for the three and nine months ended September 30, 2013, respectively.

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

Amortization expense for the three and nine months ended September 30, 2014 totaled $17,000 and $52,000, respectively, and $17,000 and $100,000, respectively, for the same periods in 2013. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of September 30, 2014				As of December 31, 2013
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,904)	$—	$10	$1,914	$(1,895)	$—	$19
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(696)	—	121	817	(653)	—	164
Total	$2,800	$(2,669)	$—	$131	$2,800	$(2,617)	$—	$183
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2014	2013
Payroll and benefits	$1,852	$1,898
Warranty accrual, current portion	999	1,096
Sales and excise tax	410	527
Accrued professional services	2,004	912
Accrued insurance premium	—	428
Other	432	136
Total accrued liabilities	$5,697	$4,997

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Initial warranty accrual, beginning balance	$1,255	$1,518	$1,096	$1,699
Provision for estimated warranty cost	310	69	919	429
Warranty expenditures	(199)	(257)	(649)	(798)
	1,366	1,330	1,366	1,330
Less warranty accrual, long-term	367	—	367	—
Total warranty accrual, current portion	$999	$1,330	$999	$1,330

In June 2014, the Company extended the warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014.

Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2014	2013
Undelivered elements (training, installation and product and support services)	$892	$1,823
Extended warranty contracts	1,539	1,642
Total deferred revenue	2,431	3,465
Less long-term amounts:
Extended warranty contracts	—	1
Total deferred revenue, long-term	—	1
Total deferred revenue, current portion	$2,431	$3,464

In connection with its initiative to measure and improve customer satisfaction, which was initiated during the three months ended September 30, 2014, the Company performed a review of its training service policies and procedures and determined that substantially all of the training service for new customers was used within nine months of the related sale transaction. Accordingly, the Company changed the period over which deferred training service revenue is being recognized from an estimated period of 24 months to nine months.

The Company accounted for this change as a change in accounting estimate which, pursuant to GAAP, was accounted for on a prospective basis effective July 1, 2014. The change resulted in a reduction of deferred revenue and a corresponding recognition of revenue totaling approximately $708,000 for the three and nine months ended September 30, 2014. Revenue recognized for training is included in product and services revenue in the accompanying consolidated statements of operations.

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

The Company entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”) on May 24, 2012. The revolving lines of credit provided for borrowings against certain domestic accounts receivable and inventory (the “Domestic Revolver”) and certain export related accounts receivable and inventory (the “Ex-Im Revolver”).

On July 28, 2014, the Company repaid all amounts outstanding under the revolving lines of credit, including principal, accrued interest, and fees which totaled, in the aggregate, approximately $2.9 million, and the Credit Agreements were terminated.

The Credit Agreements required the Company to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants could have resulted in default interest rates and penalties, and Comerica Bank could have declared the amounts outstanding immediately due and payable. On March 4, 2014, the Company received a waiver of noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with this waiver, the Company incurred a fee of $10,000 and Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5.0 million. The Company was not in compliance with a financial covenant as of February 28, 2014 and, as such, entered into a forbearance agreement (the “Forbearance Agreement”) with Comerica Bank on April 10, 2014.  The Company paid a fee of $10,000 in connection with the Forbearance Agreement and Comerica Bank reduced the total aggregate available borrowings to $4.0 million.

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

The outstanding principal balances of the Credit Agreements, as amended June 3, 2014, bore interest at annual percentage rates equal to the daily prime rate, plus 2.50% for the Domestic Revolver and 2.00% for the Ex-Im Revolver. The daily prime rate was subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR was undeterminable, 2.50% per annum. The Company was also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three and nine months ended September 30, 2014, the Company incurred $37,000 and $451,000, respectively, of interest expense associated with the credit facilities, including $0 and $128,000, respectively, of amortization of deferred debt issuance costs and $0 and $200,000, respectively, of amortization of the discount on lines of credit. During the three and nine months ended September 30, 2013, the Company incurred interest expense associated with the credit facilities of $181,000 and $381,000, respectively, including $71,000 and $152,000 of amortization of deferred debt issuance costs and $43,000 and $79,000 of amortization of the discount on lines of credit, respectively. Interest expense payable totaled approximately $0 and $20,000 at September 30, 2014 and December 31, 2013, respectively, and was included in accrued liabilities in the accompanying consolidated financial statements.

Lockbox arrangements under the revolving bank facilities provided that substantially all of the income generated was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash was disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At September 30, 2014 and December 31, 2013, there were no restricted cash amounts. The Company’s obligations were generally secured by substantially all of the Company’s assets now owned or hereinafter acquired.

During the three and nine months ended September 30, 2014, the Company incurred $10,000 and $55,000, respectively, of Comerica Bank commitment fees and legal costs associated with the various waivers and amendments.  For the three and nine months ended September 30, 2013, the Company incurred $10,000 and $44,000, respectively, of Comerica Bank commitment fees and legal costs associated with the various waivers and amendments. Commitment fees and legal costs associated with acquiring and maintaining the credit facilities were capitalized and amortized on a straight-line basis as interest expense over the remaining term of the Credit Agreements.

Other Borrowings

The Company finances a portion of its annual insurance premiums which it pays in installments over nine months. As of September 30, 2014, $0 was outstanding under this arrangement at an annual interest rate of 2.85%, and was included in accrued liabilities in the accompanying consolidated financial statements. The Company incurred interest expense associated with the financed insurance premiums of approximately $0 and $2,000 during the three and nine months ended September 30, 2014, respectively, and approximately $1,000 and $5,000 during the three and nine months ended September 30, 2013, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating lease arrangements. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2014 and 2015, totaled $166,000 and $333,000, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $503,000, in the aggregate, at September 30, 2014. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of September 30, 2014, approximately $125,000 was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. As of September 30, 2014, the Company had $12.9 million of purchase commitments for which the Company has not received the goods or services and which is expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand.

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

Class Action Lawsuits

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al., Case No. 13-CV-1300 JST (FFMx) was filed in the United States District Court for the Central District of California against BIOLASE and its then Chief Executive Officer, Federico Pignatelli, and its Chief Financial Officer, Frederick D. Furry. On August 26, 2013, a purported class action lawsuit entitled Ralph Divizio v. Biolase, Inc., et al., Case No. 13-CV-1317 DMG (MRWx) was filed in the same court against BIOLASE, Messrs. Pignatelli and Furry, and its then President and Chief Operating Officer, Alexander K. Arrow. Each of the lawsuits alleges violations of the federal securities laws and asserts causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In accordance with the Private Securities Litigation Reform Act of 1995, on December 10, 2013, the court entered an order consolidating the lawsuits, appointing a lead plaintiff and approving the lead plaintiff’s selection of lead counsel. On February 24, 2014, the lead plaintiff filed a consolidated complaint against the Company and Messrs. Pignatelli, Furry, and Arrow, alleging violations of the federal securities laws and asserting causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On November 19, 2013, the Company’s Board received a letter from attorneys for purported shareholder David T. Long, demanding that the Board investigate, institute litigation, and take measures to redress and prevent alleged wrongdoing concerning the dissemination of certain allegedly false and misleading public disclosures made by the Company between January 2013 and August 2013.

The Company believes that the claims contained in the lawsuits are without merit and intends to vigorously defend against the claims. During the year ended December 31, 2013, the Company paid $250,000 for legal costs incurred in connection with these matters. No legal costs were incurred by the Company in connection with these matters during the nine months ended September 30, 2014.

The parties have since reached an agreement in principle to settle the consolidated securities class action lawsuit, which is subject to the negotiation of a definitive settlement agreement and preliminary and final approval of the court. Although there can be no assurance that such agreement will be finalized, as of the date of these financial statements, management does not expect the Company to incur additional expenses related to this matter due to certain insurance coverage in place.

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

On July 21, 2014, Mr. Pignatelli filed a complaint in the Court of Chancery of the State of Delaware, naming the Company, Messrs. Clark, Nugent and Talevich and Dr. Moll as defendants. The complaint alleged, among other things, that (a) a slate of director nominees proposed by Mr. Pignatelli was valid, (b) certain members of the Company’s Board breached their fiduciary duties by rejecting Mr. Pignatelli’s slate, (c) the Company breached an agreement between Mr. Pignatelli and one current and several former Board members to nominate him for election, and (d) the Company’s recently enacted bylaw amendments, including a fee-shifting bylaw provision, were invalid. Mr. Pignatelli sought expedited proceedings with respect to all of his claims other than the claims relating to the recently enacted bylaw amendments.

On July 24, 2014, the Chancery Court denied Mr. Pignatelli’s motion for expedited proceedings on all but one of his claims (the rejection of Mr. Pignatelli’s slate).

On July 29, 2014, Mr. Pignatelli filed a notice of voluntary dismissal of his July 21, 2014 complaint and withdrew his lawsuit.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (“USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. Both parties are permitted to appeal the USPTO’s findings to the Patent Trial and Appeal Board (the “PTAB”). The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the PTAB. On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Board.  On July 1, 2014, the Board noted that request and docketed the case for consideration.  A hearing has been scheduled for November 19, 2014.

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

On April 29, 2014, the Düsseldorf Court rendered a first instance decision whereby Fotona must cease and desist from selling its Fidelis and Lightwalker dental laser systems, render accounts on past sales, recall respective products, and pay damages on infringement. Additionally, the Company was awarded statutory fees, court costs, and attorney’s fees. Preliminary enforcement against Fotona is possible if the Company posts a bond totaling €500,000, which is designed to cover a portion of the potential damages, before a final instance decision is available. In Germany, damages can be calculated based on the profits made by the infringer after the formal announcement of the granting of a patent, in this case beginning January 1, 2009, without considering direct labor or any other operational costs. This could amount to several million euros; however, Fotona has yet to provide the details of its profits in order to allow the Company to calculate the damages. In the two additional first instance cases following the extension of the initial lawsuit against Fotona, the Düsseldorf Court also required the Company to provide a statutory bond totaling €146,000. Such bonds are traditionally imposed on foreign plaintiffs to cover all statutory, court, and attorney’s fees. Fotona submitted its responses to the action and filed respective invalidation actions against the rights of the Company, which are now pending at the Patent Court and the Federal Patent and Trademark Office.

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three and nine months ended September 30, 2014, sales in the United States accounted for approximately 66% and 62% of net revenue, respectively, and international sales accounted for approximately 34% and 38% of net revenue, respectively. For both the three and nine months ended September 30, 2013, sales in the United States accounted for approximately 62% of net revenue and international sales accounted for approximately 38% of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$8,367	$7,602	$21,404	$25,735
International	4,347	4,743	13,014	15,454
	$12,714	$12,345	$34,418	$41,189

No individual country, other than the United States, represented more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $390,000 and $430,000 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 11—CONCENTRATIONS

Revenue from the Company’s products for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Laser systems	57.9%	65.8%	60.2%	67.9%
Imaging systems	11.0%	7.8%	9.5%	8.1%
Consumables and other	12.6%	13.2%	13.6%	11.9%
Services	18.2%	12.9%	16.3%	11.7%
License fees and royalties	0.3%	0.3%	0.4%	0.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2014 and 2013.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2014 and December 31, 2013.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2014. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company recorded increases of $0 and $1,000 for the three and nine months ended September 30, 2013.  The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2014, the Company recorded an income tax provision of $28,000 and $81,000, respectively, resulting in an effective tax rate of (0.80)% and (0.55)%, respectively. During the three and nine months ended September 30, 2013 the Company recorded an income tax provision of $22,000 and benefit of $182,000, respectively, resulting in an effective tax rate of (0.54)% and 1.97%, respectively.  During the nine months ended September 30, 2013, the Company reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000 and recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets of $107,000 resulting in an overall tax benefit of $214,000.  The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability.

The income tax provisions for the three and nine months ended September 30, 2014 and 2013 were calculated using the discrete year-to-date method, which management determined to be more appropriate than the annual effective rate method which was used to calculate the income tax provision for the quarter ended March 31, 2013.

NOTE 13—SUBSEQUENT EVENT

November 2014 Private Placement

On November 3, 2014, the Company entered into a securities purchase agreement with several institutional and individual investors, and certain of its directors and officers, under which the Company agreed to sell an aggregate of 14,162,873 unregistered shares of its common stock at the price of $2.39 per share, the closing price of the Company’s common stock on November 3, 2014, and warrants to purchase up to an aggregate of 9,205,862 unregistered shares of its common stock at an exercise price of $4.00 per share. Gross proceeds from the sale were $35 million. The warrants become exercisable on May 7, 2015, six months after the closing of the private placement, and have a term of three years from the date of issuance.

In connection with the transaction, the Company agreed to use commercially reasonable efforts to file within 30 days of the closing a registration statement with the SEC to register the resale of both the shares and the shares underlying the warrants issued at the closing. The proceeds will be used for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase, Inc. (the “Company,” “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions, or expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, depreciation and amortization, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014. Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Overview

We are a biomedical device company that develops, manufactures, and markets lasers in dentistry and medicine and also markets and distributes two-dimensional (“2-D”) and three-dimensional (“3-D”) dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, and in-office, chair-side milling machines and 3-D printers. Our products are focused on technologies that advance the practice of dentistry and medicine and offer benefits and value to healthcare professionals and their patients. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other specialists to perform a broad range of dental procedures, including cosmetic, restorative, and complex surgical applications. Our systems are designed to provide clinically superior performance for many types of dental procedures with less pain and faster recovery times than are generally achieved with drills, scalpels, and other conventional instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to sell our laser systems in the United States and also have the necessary registration to sell our laser systems in Canada, the European Union, and various other international markets. Our licensed dental imaging equipment and other related products are designed to improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: WaterLase systems and Diode systems. Our flagship product category, the WaterLase system, uses a patented combination of water and laser energy to perform most procedures currently performed using dental drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We currently have approximately 175 issued and 70 pending U.S. and international patents, the majority of which are related to our core WaterLase technology and dental and medical lasers. From 1998 through September 30, 2014, we have sold approximately 26,800 laser systems in over 80 countries around the world. Contained in this total are over 10,500 WaterLase systems, including more than 6,500 WaterLase MD® and iPlus® systems.

New Product Offerings

In February 2014, we agreed to distribute Stratasys Ltd.’s (“Stratasys’”) Objet30 OrthoDesk and a number of its Design Series 3-D printers. The Objet30 OrthoDesk combines precise 3-D printing technology with a small footprint. It is easy to use, and includes specialized dental printing materials in convenient sealed cartridges. Dentists can fabricate stone models, orthodontic appliances, delivery and positioning trays, models for clear aligners, retainers and surgical guides on their desktop. We began shipping Stratasys printers in the second quarter ended June 30, 2014.

In November 2013, we introduced the Galaxy BioMill™ CAD/CAM system which enables dental practitioners to scan, design, mill, and finish crowns, inlays, onlays, and veneers in the dental office in a single appointment. The Galaxy BioMill was developed and designed by us in conjunction with German-based imes-icore GmbH for their milling technologies and Copenhagen-based 3Shape Corporation (“3Shape”) for their CAD/CAM intra-oral scanning technologies. Also termed “chair-side” milling, the Galaxy BioMill System utilizes 3Shape’s Trios intra-oral scanner to capture high resolution 3-D digital images of the teeth and crown-preparation site, which are then processed through a CAD/CAM software program to design the dental restoration. The design is then transferred to the Galaxy BioMill to mill the crown. We began shipping BioMill Systems during the third quarter ended September 30, 2014.

November 2014 Private Placement

On November 3, 2014, we entered into a securities purchase agreement with several institutional and individual investors, and certain of our directors and officers, under which we agreed to sell an aggregate of 14,162,873 unregistered shares of our common stock at the price of $2.39 per share, the closing price of our common stock on November 3, 2014, and warrants to purchase up to an aggregate of 9,205,862 unregistered shares of our common stock at an exercise price of $4.00 per share. Gross proceeds from the sale were $35 million. The warrants become exercisable on May 7, 2014, six months after the closing of the private placement, and have a term of three years from the date of issuance.

In connection with the transaction, we agreed to use commercially reasonable efforts to file within 30 days of the closing a registration statement with the SEC to register the resale of both the shares and the shares underlying the warrants issued at the closing. The proceeds will be used for working capital and general corporate purposes.

July 2014 Private Placement

On July 18, 2014, we entered into a securities purchase agreement with several institutional and individual investors, and several of our directors and officers, under which we sold 6,250,000 unregistered shares of common stock in a private placement at a price of $1.92 per share. Gross proceeds from the sale were $12 million. Net proceeds, after offering expenses of approximately $491,000, were approximately $11.5 million. We used a portion of the net proceeds to repay all outstanding indebtedness under our lines of credit with Comerica Bank, and are using the remainder for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on September 18, 2014.

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

On August 27, 2014, the Board appointed Mr. Nugent as President and permanent Chief Executive Officer and Dr. Arrow resigned as President and Chief Operating Officer and was named Chief Medical Officer.

Credit Facilities

On May 24, 2012, we entered into two revolving credit facility agreements with Comerica Bank (as amended, the “Credit Agreements”), which provide for borrowings against certain domestic accounts receivable and inventory (the “Domestic Revolver”) and certain export related accounts receivable and inventory (the “Ex-Im Revolver”).

On July 28, 2014, we paid in full all amounts due under the revolving lines of credit, including principal, accrued interest, and fees which totaled, in the aggregate, approximately $2.9 million, and the Credit Agreements were terminated.

The Credit Agreements required us to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants could have resulted in default interest rates and penalties, and Comerica Bank could have declared the amounts outstanding immediately due and payable. On March 4, 2014, we received a waiver for noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013, which reduced the aggregate borrowing limits on the Credit Agreements to $5.0 million. We were not in compliance with a financial covenant as of February 28, 2014 and, as such, entered into a forbearance agreement with Comerica Bank on April 10, 2014 which reduced the total aggregate available borrowings to $4.0 million.

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

We were not in compliance with a financial covenant at May 31, 2014 and did not repay the lines of credit in full on the extended maturity date of June 1, 2014. On June 3, 2014, we agreed to Amendment No. 2 to Forbearance Agreement (“Amendment No. 2”) with Comerica Bank which extended the end of the forbearance period to August 1, 2014. In connection with Amendment No. 2, the maturity date of the revolving lines of credit was extended to August 1, 2014, Comerica Bank increased the interest rates on the revolving lines of credit by 0.50%, and we paid an administrative fee of $15,000. An additional administrative fee of $15,000 was due if the Company had not repaid the lines of credit by August 1, 2014.

We agreed to Amendment No. 3 to Forbearance Agreement with Comerica Bank whereby the forbearance period was continued to August 1, 2014 and we paid an administrative fee of $10,000.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 43 to 45 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2013 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2014 in our critical accounting policies from those disclosed in Item 7 of the 2013 Form 10-K.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Products and services revenue	99.7%	99.7%	99.6%	99.6%
License fees and royalty revenue	0.3%	0.3%	0.4%	0.4%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.6%	69.0%	62.0%	63.1%
Gross profit	42.4%	31.0%	38.0%	36.9%
Operating expenses:
Sales and marketing	30.4%	33.7%	34.5%	32.9%
General and administrative	27.3%	20.0%	34.5%	17.7%
Engineering and development	10.0%	7.9%	9.4%	7.3%
Excise tax	0.6%	0.7%	0.6%	0.8%
Total operating expenses	68.3%	62.3%	79.0%	58.7%
Loss from operations	(25.9)%	(31.3)%	(41.0)%	(21.8)%
Non-operating loss, net	(1.4)%	(1.3)%	(1.8)%	(1.1)%
Loss before income tax provision (benefit)	(27.3)%	(32.6)%	(42.8)%	(22.9)%
Income tax provision (benefit)	0.2%	0.2%	0.2%	(0.4)%
Net loss	(27.5)%	(32.8)%	(43.0)%	(22.5)%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results and that, in some respects, these non-GAAP financial measures are more indicative of the Company’s on-going core operating performance than their GAAP equivalents.

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

Non-GAAP Net Loss

Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization, and stock-based other equity instruments, and other non-cash compensation) in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. The following table contains a reconciliation of non-GAAP net loss to GAAP net loss (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net loss, as reported	$(3,495)	$(4,049)	$(14,821)	$(9,248)
Adjustments:
Interest expense	37	182	452	386
Income tax provision	28	22	81	(182)
Depreciation and amortization	177	141	529	439
Stock-based, other equity instruments, and other non-cash compensation	301	554	1,010	1,490
Non-GAAP net loss	$(2,952)	$(3,150)	$(12,749)	$(7,115)

Comparison of Results of Operations

Three months ended September 30, 2014 and 2013

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2014 (“Third Quarter 2014”) and 2013 (“Third Quarter 2013”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
Laser systems	$7,350	57.9%	$8,126	65.8%	$(776)	(9.5)%
Imaging systems	1,402	11.0%	961	7.8%	441	45.9%
Consumables and other	1,605	12.6%	1,627	13.2%	(22)	(1.4)%
Services	2,316	18.2%	1,597	12.9%	719	45.0%
Total products and services	12,673	99.7%	12,311	99.7%	362	2.9%
License fees and royalty	41	0.3%	34	0.3%	7	20.6%
Net revenue	$12,714	100.0%	$12,345	100.0%	$369	3.0%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the three months ended September 30, 2014 and 2013, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
United States	$8,367	65.8%	$7,602	61.6%	$765	10.1%
International	4,347	34.2%	4,743	38.4%	(396)	(8.3)%
Net revenue	$12,714	100.0%	$12,345	100.0%	$369	3.0%

The overall increase in period-over-period net revenue resulted from increases in domestic imaging systems and services revenue and a change in accounting estimate totaling $708,000 related to the period over which deferred training service revenue is recognized, partially offset by a decrease in domestic and international laser systems revenue, and a slight decrease in consumables and other revenue. Laser system net revenue decreased by approximately $776,000, or 9.5%, in Third Quarter 2014 compared to Third Quarter 2013 and net revenue from imaging systems increased by approximately $441,000, or 45.9%, in Third Quarter 2014 compared to Third Quarter 2013. We believe that our results for Third Quarter 2014 were down as compared to Third Quarter 2013 because of the significant distractions caused from our mid-year shareholder litigation and proxy contest and the related disruptions that these issues caused within both management and the marketplace. Third Quarter 2014 was the first full quarter under our new management team which included a new Global Commercialization Team, which will focus on customer acquisition and retention as well as increasing our marketing efforts and brand awareness.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, decreased slightly for Third Quarter 2014 as compared to Third Quarter 2013 due to reduced laser systems revenues during Third Quarter 2014.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $719,000, or 45.0%, for the Third Quarter 2014, as compared to Third Quarter 2013. The increase was primarily due to a change in accounting estimate totaling approximately $708,000 related to changing our revenue recognition for deferred training service revenue. This change in estimate resulted from our initiative to measure and improve customer satisfaction, which was initiated in Third Quarter 2014. In connection with this initiative, we performed a review of our training policies and procedures and determined that substantially all of the training service provided to our new customers was used within nine months of the related sale transaction. Accordingly, we changed the period over which deferred training service revenue is being recognized from an estimated period of 24 months to nine months.

License fees and royalty revenue increased slightly for the Third Quarter 2014 as compared to Third Quarter 2013.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the three months ended September 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
Net revenue	$12,714	100.0%	$12,345	100.0%	$369	3.0%
Cost of revenue	7,321	57.6%	8,516	69.0%	(1,195)	(14.0)%
Gross profit	$5,393	42.4%	$3,829	31.0%	$1,564	40.8%

The improvement in our gross profit in Third Quarter 2014 as compared to Third Quarter 2013 was primarily due to increased efficiencies in our manufacturing process during Third Quarter 2014 and the impact from the recognition of $708,000 of deferred training service revenues resulting from a change in estimate in the period over which deferred training service revenue is being recognized. These positive impacts were partially offset by additional warranty costs incurred from extending the warranty on our WaterLase systems from one to two years for systems purchased after January 1, 2014, which totaled $120,000 during Third Quarter 2014. In addition, we incurred a $1.0 million charge for inventory obsolescence in Third Quarter 2013 which negatively impacted our gross profit in Third Quarter 2013.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended September 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
Sales and marketing	$3,862	30.4%	$4,164	33.7%	$(302)	(7.3)%
General and administrative	3,474	27.3%	2,460	20.0%	1,014	41.2%
Engineering and development	1,276	10.0%	977	7.9%	299	30.6%
Excise tax	76	0.6%	89	0.7%	(13)	(14.6)%
Total operating expenses	$8,688	68.3%	$7,690	62.3%	$998	13.0%

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The decrease to sales and marketing expense was primarily a result of decreased convention costs of $317,000, decreased media and advertising expenses of $161,000, and decreased commission expenses of $140,000, partially offset by increased payroll and consulting related expenses of $171,000 and supply costs of $66,000.

General and Administrative Expense. The increase to general and administrative expenses was primarily due to increased legal expenses and professional fees of $974,000 and increased patent and patent defense costs of $95,000, partially offset by a decrease to our provision for doubtful accounts of $136,000. The increases to legal expenses and professional fees were driven by approximately $1.1 million incurred during Third Quarter 2014 related to a  proxy contest and new litigation brought by the Company’s former Chairman and CEO, following his resignation from both positions and following the decision of the Delaware Supreme Court regarding our corporate governance and the composition of our Board, which litigation was subsequently dismissed.

Engineering and Development Expense. The increase to engineering and development expense was primarily due to increased payroll, consulting and temporary labor expenses of $206,000 and increased operating supplies cost of $108,000 resulting from our efforts to accelerate innovation of our products and technologies.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $76,000, or 0.6% of net revenue, for Third Quarter 2014 as compared to $89,000, or 0.7% of net revenue, for Third Quarter 2013.

(Loss) Gain on Foreign Currency Transactions. We realized a $135,000 loss on foreign currency transactions for Third Quarter 2014, compared to a $16,000 gain on foreign currency transactions for Third Quarter 2013 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest expense totaled approximately $37,000 and $182,000 for Third Quarter 2014 and 2013, respectively. The decrease was a result of the Company paying in full all amounts due under the revolving lines of credit with Comerica Bank on July 28, 2014.

Income Tax Provision (Benefit). Our provision for income taxes was $28,000 for Third Quarter 2014, compared to a provision of $22,000 for Third Quarter 2013.

Net Loss. Our net loss totaled approximately $3.5 million for Third Quarter 2014 compared to a net loss of $4.0 million for Third Quarter 2013. The improvement of approximately $554,000, or 13.7%, was primarily due to an increase in gross profit of $1.6 million partially offset by an increase to general and administrative expenses of $1.0 million.

Nine months ended September 30, 2014 and 2013

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2014 and 2013, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
Laser systems	$20,713	60.2%	$27,950	67.9%	$(7,237)	(25.9)%
Imaging systems	3,290	9.5%	3,349	8.1%	(59)	(1.8)%
Consumables and other	4,668	13.6%	4,909	11.9%	(241)	(4.9)%
Services	5,621	16.3%	4,800	11.7%	821	17.1%
Total products and services	34,292	99.6%	41,008	99.6%	(6,716)	(16.4)%
License fees and royalty	126	0.4%	181	0.4%	(55)	(30.4)%
Net revenue	$34,418	100.0%	$41,189	100.0%	$(6,771)	(16.4)%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the nine months ended September 30, 2014 and 2013, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
United States	$21,404	62.2%	$25,735	62.5%	$(4,331)	(16.8)%
International	13,014	37.8%	15,454	37.5%	(2,440)	(15.8)%
Net revenue	$34,418	100.0%	$41,189	100.0%	$(6,771)	(16.4)%

The overall decrease in period-over-period net revenue resulted from decreases in domestic and international laser system revenue, imaging systems revenue, and consumables and other net revenue, partially offset by the impact from the recognition of $708,000 in deferred training service revenues resulting from a change in estimate in the period over which deferred training service revenue is being recognized. We believe that our results for the nine months ended September 30, 2014 were negatively impacted by the significant distractions caused from our mid-year shareholder litigation and the related disruptions within both management and within the marketplace, as well as a lack of sales management.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the nine months ended September 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
Net revenue	$34,418	100.0%	$41,189	100.0%	$(6,771)	(16.4)%
Cost of revenue	21,355	62.0%	26,005	63.1%	(4,650)	(17.9)%
Gross profit	$13,063	38.0%	$15,184	36.9%	$(2,121)	(14.0)%

The improvement in our gross profit for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, was primarily due to increased efficiencies in our manufacturing process and the impact from the recognition of $708,000 in deferred training service revenues resulting from a change in estimate in the period over which deferred training service revenue is being recognized. These positive impacts were partially offset by additional warranty costs incurred from extending the warranty on our WaterLase systems from one to two years for systems purchased after January 1, 2014, which totaled $367,000 for the nine months ended September 30, 2014. In addition, we incurred a $1.0 million charge for inventory obsolescence in Third Quarter 2013, which negatively impacted our gross profit for the nine months ended September 30, 2013.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the nine months ended September 30, 2014 and 2013, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2014		2013		Change	Change
Sales and marketing	$11,886	34.5%	$13,554	32.9%	$(1,668)	(12.3)%
General and administrative	11,867	34.5%	7,305	17.7%	4,562	62.5%
Engineering and development	3,227	9.4%	2,987	7.3%	240	8.0%
Excise tax	205	0.6%	308	0.8%	(103)	(33.4)%
Total operating expenses	$27,185	79.0%	$24,154	58.7%	$3,031	12.5%

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The decrease to sales and marketing expense was primarily a result of decreased convention costs of $939,000, decreased media and advertising expenses of $888,000, and decreased commission expenses of $415,000, partially offset by increased payroll and consulting related expenses of $433,000.

General and Administrative Expense. The increase to general and administrative expenses was primarily due to increased legal expenses and professional fees of $4.2 million, increased payroll and consulting related expenses of $116,000, and an increase to our provision for doubtful accounts of $524,000, partially offset by decreased patent and patent defense costs of $177,000. The increases to legal expenses and professional fees were driven by approximately $4.3 million incurred by the Company during the nine months ended September 30, 2014 at the direction of its former Chairman and CEO in the shareholder litigation brought by Oracle to resolve the dispute over our corporate governance and the composition of our Board, as well as the proxy contest and new litigation, brought by the former Chairman and CEO in July 2014, which litigation was subsequently dismissed.

Engineering and Development Expense. The increase to engineering and development expenses was primarily due to increased payroll, consulting and temporary labor expenses of $289,000 resulting from our efforts to accelerate innovation of our products and technologies beginning in Third Quarter 2014.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $205,000, or 0.6% of net revenue, for the nine months ended September 30, 2014 as compared to $308,000, or 0.8% of net revenue, for the nine months ended September 30, 2013.

(Loss) Gain on Foreign Currency Transactions. We realized a $166,000 loss on foreign currency transactions for the nine months ended September 30, 2014, compared to a $74,000 loss on foreign currency transactions for the nine months ended September 30, 2013 due to exchange rate fluctuations between the U.S. dollar and other currencies.

Interest Expense, Net. Interest expense consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest expense totaled approximately $452,000 and $386,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase was a result of higher borrowings under lines of credit that provided the necessary liquidity to continue operations. The Company repaid all amounts due under the revolving lines of credit with Comerica Bank on July 28, 2014.

Income Tax Provision (Benefit). Our provision for income taxes was $81,000 for the nine months ended September 30, 2014, compared to a benefit of $182,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we reversed certain deferred tax liabilities associated with unrecognized tax benefits related to international operations due to expiring statutes and recognized tax benefits of $107,000.  In addition, during the nine months ended September 30, 2013, we recognized deferred tax assets related to certain indefinite lived assets (federal alternative minimum tax credits and California R&D credits) that were used to offset deferred tax liabilities related to indefinite-lived intangible assets. This resulted in additional tax benefits of $107,000. We also recorded an income tax expense of $32,000 for the nine months ended September 30, 2013. We do not expect to record additional significant tax benefits in the foreseeable future.

Net Loss. Our net loss totaled approximately $14.8 million for the nine months ended September 30, 2014 compared to a net loss of $9.2 million for the nine months ended September 30, 2013. The increase of approximately $5.6 million, or 60.3%, was primarily due to decreased gross profit of $2.1 million and increased operating expenses of $3.0 million.

Liquidity and Capital Resources

At September 30, 2014, we had approximately $2.8 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $1.3 million at September 30, 2014 as compared to December 31, 2013, was primarily driven by cash provided by financing activities of $11.9 million offset by $10.3 million and $193,000, respectively, of cash used in operating and investing activities.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net cash flows used in operating activities	$(10,274)	$(7,094)
Net cash flows used in investing activities	(193)	(474)
Net cash flows provided by financing activities	11,934	9,162
Effect of exchange rate changes	(148)	14
Net change in cash and cash equivalents	$1,319	$1,608

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2014, totaled $10.3 million and was primarily comprised of our net loss of $14.8 million plus an increase in inventory of $682,000 and increases in accounts payable and accrued liabilities of $2.4 million, offset by decreases in accounts receivable of $1.1 million, deferred revenue of $1.0 million, and customer deposits of $174,000.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of $194,000 of capital expenditures. For fiscal 2014, we expect capital expenditures to total approximately $500,000 and we expect depreciation and amortization to total approximately $700,000.

Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2014 of $11.9 million related primarily to net proceeds from the sale of common stock to several institutional and individual investors for proceeds of $16.3 million, as discussed in Future Liquidity Needs below, less net repayments on the lines of credit of $4.6 million.

Future Liquidity Needs

We incurred a loss from operations, a net loss, and used cash in operating activities for the three and nine months ended September 30, 2014. We have also suffered recurring losses from operations during the three years ended December 31, 2013. We have consistently used cash in operations and the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raised substantial doubt about our ability to continue as a going concern as of December 31, 2013.

As of September 30, 2014, we had working capital of approximately $7.3 million. Our principal sources of liquidity at September 30, 2014 consisted of approximately $2.8 million in cash and cash equivalents and $9.3 million of net accounts receivable.

On November 3, 2014, we entered into a securities purchase agreement with several institutional and individual investors, and certain of our directors and officers, under which we agreed to sell an aggregate of 14,162,873 unregistered shares of our common stock at the price of $2.39 per share, the closing price of our common stock on November 3, 2014, and warrants to purchase up to an aggregate of 9,205,862 unregistered shares of our common stock at an exercise price of $4.00 per share. Gross proceeds from the sale were $35 million. The warrants become exercisable on May 7, 2015, six months after the closing of the private placement, and have a term of three years from the date of issuance. In connection with the transaction, we agreed to use commercially reasonable efforts to file within 30 days of the closing a registration statement with the SEC to register the resale of both the shares and the shares underlying the warrants issued at the closing. The proceeds will be used for working capital and general corporate purposes.

On July 22, 2014, we entered into a private placement with several institutional and individual investors, and several of our directors and officers, wherein we sold 6,250,000 unregistered shares of common stock at a price of $1.92 per share. Gross proceeds from the sale were $12 million, and net proceeds, after offering expenses of approximately $491,000, were approximately $11.5 million. The Company used the proceeds to repay the Company’s lines of credit and for working capital and general corporate purposes.

On July 28, 2014, we repaid and terminated the credit facilities with Comerica Bank.

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

In February 2014, we streamlined operations and reduced payroll and payroll related expenses by approximately $1.3 million, net, on an annualized basis. We are currently working on rationalizing certain marketing and advertising activities. We began to realize the impact of these cost saving measures in the quarter ended June 30, 2014.

In order for us to continue operations and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, and generate cash from operations or obtain additional funds when needed. We cannot guarantee that we will be able to increase sales, reduce expenses, or obtain additional funds if needed. If we are unable to increase sales, reduce expenses, or raise sufficient additional capital, we may be unable to continue to fund our operations, develop our products, or realize value from our assets and discharge our liabilities in the normal course of business.

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

Except as set forth in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, which is incorporated herein by reference, there have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6.	EXHIBITS

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation, effective as of May 14, 2012		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation, effective as of October 30, 2014		8-A/A		3.1.2	11/04/2014
3.2.1	Sixth Amended and Restated Bylaws of Biolase, Inc., adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014
4.1	Third Amendment to Rights Agreement, dated as of November 3, 2014, between Biolase, Inc. and Computershare Trust Company, N.A., as rights agent		8-A		4.4	11/04/2014
4.2	Form of Warrant		8-K	11/03/2014	4.1	11/07/2014
10.1*	Inducement Stock Option Agreement, dated July 13, 2014, between Jeffrey M. Nugent and Biolase, Inc.		8-K	07/13/2014	10.1	07/17/2014
10.2*	Inducement Restricted Stock Unit Award Agreement, dated July 13, 2014, between Jeffrey M. Nugent and Biolase, Inc.		8-K	07/13/2014	10.2	07/17/2014
10.3	Securities Purchase Agreement, dated July 18, 2014, by and among Biolase, Inc. and the investors listed on Schedule I thereto		8-K	07/18/2014	10.1	07/22/2014

10.4	Securities Purchase Agreement, dated November 3, 2014, among Biolase, Inc. and the investors listed on Schedule I thereto		8-K	11/03/2014	99.1	11/07/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

		X

*  Management compensatory plan or arrangement

+  Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014

BIOLASE, INC., a Delaware Corporation (registrant)
By:	/s/ JEFFREY M. NUGENT
Jeffrey M. Nugent
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ FREDERICK D. FURRY
Frederick D. Furry
Chief Financial Officer
(Principal Financial and Accounting Officer)