Form 10-K/A
period 2014-12-31
BIOLASE, INC
filed 2015-04-29
CIK 811240

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

As of April 27, 2015, there were 58,152,792 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as noted herein, portions of the Registrant’s definitive proxy statement related to its 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 3, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), initially filed by Biolase, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 6, 2015.  Portions of the Company’s definitive proxy statement related to its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), filed with the SEC on April 3, 2015, were incorporated by reference into Part III of the Original Filing.  Subsequent to the filing of the Original Filing, the Company determined that its filer status, as reported on the cover page of the Original Filing, was incorrect.  Accordingly, the Company is filing this Amendment in order to (i) correct its filer status as reported on the cover page of the Original Filing, (ii) amend Items 11 and 12 of Part III of the Original Filing, in particular the information incorporated by reference to the Proxy Statement under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management,” in order to update certain disclosures regarding the Company’s named executive officers and (iii) amend Item 15(a)(3) of Part IV of the Original Filing in order to file as an exhibit an agreement with respect to one of the Company’s named executive officers.

Pursuant to the rules and regulations of the SEC, this Amendment also includes as exhibits certain currently dated certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements or other financial information are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Accordingly, Item 15(a)(3) of Part IV of the Original Filing has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the date of the Original Filing, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 6, 2015.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

SIGNATURES	17

PART III

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis section discusses the compensation policies and programs for our named executive officers, which consist of:

•	Jeffrey M. Nugent, our President and Chief Executive Officer since September 2014 and our acting Chief Executive Officer from June 2014 to September 2014;
•	Federico Pignatelli, who served as our Chief Executive Officer from September 2010 until his resignation in June 2014;
•

Alexander K. Arrow, M.D., who served as our President and Chief Operating Officer from June 2013 until August 2014 and as our Chief Medical Officer effective from August 2014 until his resignation in December 2014;

•	Frederick D. Furry, who served as our Chief Financial Officer from November 2010 until his resignation in January 2015;
•	Dmitri Boutoussov, our Vice President of Research and Development since July 2013 and our Chief Technology Officer from October 2010 to July 2013; and
•	Orlando Rodrigues, our Vice President and Chief Marketing Officer since July 2014.

The Compensation Committee of our Board is primarily responsible for overseeing the development and administration of the total compensation program for corporate officers and key executives and administering our executive incentive bonus and stock plans.

Compensation Objectives

It is important that we employ energetic people who are enthusiastic about our mission and our products, and we believe this must start at the top with our executive officers who set an example for the entire company. We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executive officers by offering them competitive compensation packages. Our compensation programs for our executive officers are designed to attract and retain such key executive officers and to reward them in a fashion commensurate with our corporate performance and the value created for our stockholders. Our compensation programs also support our short-term and long-term strategic goals and values and reward the individual contributions of our executive officers to our success.

Our policy is to provide our executive officers with competitive compensation opportunities that reward their contribution to our financial success and individual performance, while providing financial stability and security. Accordingly, the compensation package for executive officers is mainly comprised of the following compensation elements: (1) a base salary, designed to be competitive with salary levels in the industry and to reflect individual performance; (2) an annual discretionary bonus payable in cash and based on the review of certain annual financial and other performance measures, which supports our short-term performance; (3) where appropriate, long-term stock-based incentive awards, which support our long-term performance and are designed to strengthen the mutual interests between our executive officers and our stockholders; and (4) in two cases, severance payments and other benefits payable upon termination of an officer’s employment by us without cause or by our officer for good reason, including following a change of control of us, which promotes executive retention and efforts toward the best interests of our stockholders in the event of an actual or threatened change of control of us. We believe that each of these elements and their combination supports our overall compensation objectives.

Determination of Compensation Awards

The Compensation Committee determines the compensation to be paid to our executive officers. For compensation decisions relating to our executive officers other than our Chief Executive Officer, our Compensation Committee has historically considered the recommendations of our Chief Executive Officer, based on his assessment of each executive officer’s position and responsibilities, experience and tenure, his observations of each executive officer’s performance during the year and his review of competitive pay practices. In addition, Arnosti provides independent executive consulting services to the Compensation Committee. The Compensation Committee periodically reviews the total compensation levels and the distribution of compensation among the compensation elements identified above for each of our executive officers. The Compensation Committee determines the total compensation levels for our executive officers by considering each executive officer’s position and responsibilities, the individual’s performance of his job-related duties and responsibilities and our financial performance, in the context of our compensation policies and objectives and competitive market data (evaluated with the assistance of Arnosti) applicable to each executive officer’s position.

The principal factors that were taken into account in establishing each executive officer’s compensation package for 2014 are described below. The Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future years.

In addition, the Compensation Committee periodically reviews peer group data. The Compensation Committee believes that our most direct competitors for executive talent include significantly larger and better-capitalized companies in the medical device industry, comprising a broader range of companies than those with which we usually are compared for purposes of stock performance.

Market Comparisons

As discussed above, the Compensation Committee periodically reviews peer group data with the assistance of Amosti. The Compensation Committee believes that our most direct competitors for executive talent include significantly larger and better-capitalized companies in the medical device industry, comprising a broader range of companies than those with which we usually are compared for purposes of stock performance. The Compensation Committee does not believe that it is appropriate to establish compensation levels based only on market practices. The Compensation Committee believes that compensation decisions are complex and require a deliberate review of Company performance and peer compensation levels, as well as the overall business environment and the contributions of each individual. Accordingly, the Committee’s approach is to consider competitive compensation practices as a relevant factor rather than establishing compensation at specific benchmark percentiles. This enables us to respond to dynamics in the labor market and provides us with flexibility in maintaining and enhancing our executive officers’ engagement, focus, motivation and enthusiasm for our future.

Components of Compensation

During 2014, our executive officers’ compensation was composed of base salary, annual incentive bonuses, equity compensation, certain perquisites, and, in two cases, a potential severance payment payable upon certain events, including a qualifying termination of the executive officer’s employment subsequent to a change of control of the Company. After review of certain annual financial and other performance measures, as well as certain other factors, the Company declined to pay the annual incentive bonus and grant equity compensation to most of the named executive officers in 2014.

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. Because a substantial majority of our stockholders approved the compensation program described in our proxy statement in 2014, the Compensation Committee did not implement changes to our executive compensation program as a result of the stockholder advisory vote.

Base Salaries

Our executive officers’ base salaries are assessed annually by the Compensation Committee, taking into account each officer’s position and responsibilities, including accomplishments and contributions, experience and tenure. In addition, the Compensation Committee considered our stockholders’ previous approval, on an advisory basis, of the compensation of the Company’s named executive officers, as well as the Company’s recent performance and current market conditions.

Mr. Nugent. Mr. Nugent’s annual base salary of $300,000 was negotiated at the time of his appointment as acting Chief Executive Officer in June 2014 and was based on comparable market data.

Mr.  Pignatelli. Mr. Pignatelli was appointed to the position of acting Chief Executive Officer in August 2010 and, at his request, received an annual base salary of $1.00. Mr. Pignatelli continued to receive a symbolic annual base salary of $1.00 in his position as our Chief Executive Officer from September 2010 until his resignation in June 2014.

Dr.  Arrow. Dr. Arrow’s annual base salary of $250,000 was set at the time of his appointment as our President and Chief Operating Officer in June 2013. Effective August 2014, Dr. Arrow assumed the position of Chief Medical Officer and continued to receive an annual base salary of $250,000. His base salary was negotiated and was based on comparable market data, as well as our compensation goals and objectives.

Mr.  Furry. Mr. Furry’s annual base salary was increased from $195,000 to $220,000 in December 2013. His base salary was negotiated and was based on comparable market data, as well as our compensation goals and objectives.

Mr. Boutoussov. Mr. Boutoussov’s annual base salary is $250,000. His base salary was negotiated in December 2012 and was based on comparable market data, as well as our compensation goals and objectives.

Mr. Rodrigues.  Mr. Rodrigues’ annual base salary is $190,000.  His base salary was negotiated at the time of his hire in July 2014 and was based on comparable market data, as well as our compensation goals and objectives.

Annual Bonuses

Our annual bonuses have been historically intended to reward accomplishment of our overall short-term corporate performance and objectives for a fiscal year.

Mr. Nugent. No formal annual bonus opportunity was set for Mr. Nugent in 2014. Accordingly, no bonus was paid to, or accrued for, Mr. Nugent for 2014.

Mr. Pignatelli. Pursuant to his request, Mr. Pignatelli was not eligible to receive any annual bonus for 2014.

Dr.  Arrow. In 2014, Dr. Arrow was eligible to receive a bonus based upon achieving certain financial and operational metrics as established from time to time by the Compensation Committee. No bonus was paid to, or accrued for, Dr. Arrow for 2014.

Mr. Furry. No formal annual bonus opportunity was set for Mr. Furry in 2014. Accordingly, no bonus was paid to, or accrued for, Mr. Furry for 2014.

Mr. Boutoussov. No formal annual bonus opportunity was set for Mr. Boutoussov in 2014. Accordingly, no bonus was paid to, or accrued for, Mr. Boutoussov for 2014.

Mr. Rodrigues.  Pursuant to Mr. Rodrigues’ offer letter, Mr. Rodrigues received a signing bonus of $25,000 at the time of his hire in July 2014 and is entitled to receive an annual discretionary bonus, targeted at 25% of base salary, based on his performance and the Company’s revenue.  No annual discretionary bonus was paid to, or accrued for, Mr. Rodrigues in 2014.

Stock-Based Incentive Awards

Stock-based incentives are designed to align the interests of our executive officers with those of our stockholders and provide each individual with a significant incentive to manage us from the perspective of an owner with an equity stake in our business. Stock options allow our executive officers to purchase shares of our common stock at a fixed price per share (which is at least the closing sale price of our stock on the grant date) over a specified period of time. Stock options generally become exercisable in a series of installments over either a three- or four-year period, contingent upon the officer’s continued employment with us. Accordingly, stock options provide a return to the executive officer only if he remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term. As such, stock options not only reward our corporate performance but are also a key retention tool. The size of the option grant to each executive officer, including any grant considered for the Chief Executive Officer and our other named executive officers, is set at a level that is intended to create a meaningful opportunity for stock ownership based on the individual’s position with us, the individual’s performance of his job-related duties and responsibilities in recent periods and his potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The weight given to each of these factors varies from individual to individual. In 2014, the Compensation Committee determined that restricted stock units (“RSUs”) could also be utilized as a tool to incentivize certain executive members of management, and to further align management and stockholder interest.

Mr. Nugent. On July 13, 2014, in connection with his appointment as our acting Chief Executive Officer, Mr. Nugent was granted options to purchase 172,282 shares of Company common stock at an exercise price of $1.98 per share, and 37,879 RSUs. One-sixth of the stock options and one-sixth of the RSUs vested immediately, with the remaining five-sixths vesting ratably on a monthly basis over a twelve-month period ending on July 13, 2015, subject to Mr. Nugent’s continued service with the Company through the applicable vesting dates. The Compensation Committee considered these grants as necessary to obtain, and appropriate for, Mr. Nugent’s services.

Other Named Executive Officers. No stock-based incentive awards were granted to any of our other named executive officers in 2014.

Policies with Respect to Equity Compensation Award Determinations

We do not time the award of stock option grants in advance of material announcements in order to achieve lower exercise prices. Prior to Mr. Nugent’s award of RSUs, we had not granted any equity compensation awards other than stock options. Our policy is that stock options are granted with an exercise price equal to or greater than the closing price of our common stock on the date of grant and that all option grants are approved in advance of or on the date of the grant. The Secondary Stock Option Committee (consisting of our Chief Executive Officer and Chief Financial Officer) is delegated authority by our Board to approve stock option grants in an amount not to exceed 12,000 shares per person and only for newly-hired employees and in compliance with the express terms and conditions of our 2002 Stock Incentive Plan. For stock option grants to new employees, our policy is that they be issued on, and have an exercise price equal to or greater than the closing stock price of our common stock on, such employee’s start date, presuming that the award was pre-approved by the Secondary Stock Option Committee. Grants to employees that exceed 12,000 shares are first reviewed with our Board or the Compensation Committee. The Chief Executive Officer must review these grants at least semiannually with the Compensation Committee.

Perquisites and Other Benefits

The Company does not generally provide any perquisites, and the Company did not provide any perquisites to any named executive officer in 2014.

Severance and Change of Control Arrangements

Messrs. Nugent, Boutoussov and Rodrigues are employed by the Company on an “at will” basis, and they do not have any employment agreements. Each of Mr. Pignatelli, Dr. Arrow and Mr. Furry was employed on an “at will” basis prior to his respective resignation.

Mr. Boutoussov has an agreement that provides certain benefits in the event of a qualifying termination of employment following a change in control of the Company. As of December 31, 2014, Mr. Boutoussov’s change in control benefits totaled approximately $273,000, which represented one year of salary and certain medical and dental benefits.

Mr. Rodrigues has an agreement that provides certain benefits in the event of a termination other than for cause and in connection with a change in control of the Company.  As of December 31, 2014, Mr. Rodrigues’ severance benefits totaled approximately $53,000, which represented three months of salary and certain medical and dental benefits.  In addition, if, following a change in control of the Company, Mr. Rodrigues’ employment is terminated, his responsibilities are significantly diminished or he is required to relocate more than 50 miles away, his then unvested options will become fully vested.

Messrs. Nugent, Pignatelli and Furry and Dr. Arrow do not have any change in control agreements with the Company.

Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Nonperformance-based compensation paid to our executive officers for the 2014 fiscal year did not exceed the $1.0 million limit per officer, and we do not expect the nonperformance-based compensation to be paid to our executive officers for the 2015 fiscal year to exceed that limit. Our option grants under our 2002 Stock Incentive Plan are intended to qualify as performance-based compensation.

There are certain circumstances under which our Board and Compensation Committee may decide to exceed the deductibility limit imposed under Section 162(m) or to otherwise pay non-deductible compensation. These circumstances may include maintaining a competitive salary for a named executive officer position or attracting highly qualified executives to join us and to promote their retention with compensation that is not performance-based as part of their initial employment offers. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2014 was an officer or employee of the Company during 2014, or in any prior year, and none of the members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K. There were no Compensation Committee interlocks during 2014 as described in Item 407(e)(4) of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above, and based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis set forth above be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Submitted by the Compensation Committee of our Board:

Jonathan T. Lord, Chairman

Paul M. Clark

The foregoing Compensation Committee Report is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing of ours under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent we expressly incorporate this report by reference.

EXECUTIVE COMPENSATION

2014 Summary Compensation Table

The following table shows compensation information for each of our named executive officers, which we sometimes refer to as “NEOs” in this proxy statement:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey M. Nugent	2014	150,000		0	75,000	225,000	0	1,172	451,172
President and Chief Executive Officer
Federico Pignatelli	2014	1	(3)	0	0	0	0	0	1
Former Chairman of the Board and Chief Executive Officer	2013	1	(3)	0	0	0	0	0	1
	2012	1	(3)	0	0	83,448	0	1,000	84,449
Alexander K. Arrow, M.D.	2014	274,038	(4)	0	0	0	0	240	274,278
Former Chief Medical Officer	2013	131,732		0	0	746,462	0	13,852	892,046
Frederick D. Furry	2014	219,039		0	0	0	0	305	219,344
Former Chief Financial Officer	2013	195,402		10,000	0	118,137	0	261	323,800
	2012	181,587		0	0	0	0	237	181,824
Dmitri Boutoussov	2014	250,000		0	0	0	0	552	250,552
Vice President of Research and Development	2013	250,000		0	0	118,137	0	552	368,689
	2012	250,000		0	0	0	0	360	250,360
Orlando Rodrigues	2014	86,231		25,000	0	0	0	178	111,409
Vice President and Chief Marketing Officer
(1)

The dollar amounts in these columns reflect the aggregate grant date fair value of stock options and RSUs granted to our NEOs. See Note 2 to our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the assumptions underlying the calculation of grant date fair value. These amounts do not reflect actual payments made to our NEOs. There can be no assurance that the full grant date fair value will ever be realized by any NEO.

(2)	The dollar amounts in this column for 2014 reflect dollar value of life insurance premiums paid for by the Company on behalf of the NEO.
(3)	Mr. Pignatelli voluntarily agreed to an annual cash salary of $1.00 for the period January 1, 2014 through June 12, 2014 and the years ended December 31, 2013 and 2012.
(4)	This amount includes Dr. Arrow’s base salary and payment for unused vacation time in connection with Dr. Arrow’s resignation from the Company on December 6, 2014.

Grants of Plan-Based Awards in 2014

The following table presents information regarding annual incentive bonus awards and equity incentive awards granted to the named executive officers during 2014.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)(#)	All Other Option Awards: Number of Securities Underlying Options (1)(#)	Exercise or Base Price of Option Awards(2)($)	Grant Date Fair Value of Stock and Option Awards(3)($)
Jeffrey M. Nugent	July 13, 2014	N/A	172,282	1.98	225,000
President and Chief Executive Officer	July 13, 2014	37,879	N/A	N/A	75,000
Federico Pignatelli	N/A	N/A	N/A	N/A	N/A
Former Chairman of the Board and Chief Executive Officer
Alexander K. Arrow, M.D.	N/A	N/A	N/A	N/A	N/A
Former Chief Medical Officer
Frederick D. Furry	N/A	N/A	N/A	N/A	N/A
Former Chief Financial Officer
Dmitri Boutoussov	N/A	N/A	N/A	N/A	N/A
Vice President of Research and Development
Orlando Rodrigues	N/A	N/A	N/A	N/A	N/A
Vice President and Chief Marketing Officer
(1)

Amounts shown in these columns represent stock options and RSUs granted in 2014, as described under the caption “Compensation Discussion and Analysis — Stock-Based Incentive Awards.” One-sixth of the stock options and one-sixth of the RSUs vested immediately upon grant, with the remaining five-sixths vesting ratably on a monthly basis over a twelve-month period ending on July 13, 2015, subject to Mr. Nugent’s continued service with the Company through the applicable vesting dates.

(2)	Each option grant has an exercise price equal to, or greater than, the closing stock price of our common stock on the date of grant.
(3)

The dollar amounts in this column reflect the aggregate grant date fair value of stock options and RSUs granted in 2014. See Note 2 to our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the assumptions underlying the calculation of grant date fair value.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2014. Mr. Rodrigues did not hold any outstanding equity awards at December 31, 2014.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Jeffrey M. Nugent.	88,534		83,748(6)		1.98	8/27/17
President and Chief Executive Officer							18,416	(10)	$48,434
Federico Pignatelli	30,000	(1)	0		5.81	8/6/15
Former Chairman of the Board and Chief Executive Officer	30,000	(1)	0		10.40	8/6/15
	15,000	(1)	0		5.94	8/6/15
Alexander K. Arrow, M.D.	35,000	(2)	0		1.77	2/28/16
Former Chief Medical Officer	21,000	(2)	0		5.34	2/28/16
	43,750	(3)	0		4.00	3/6/16
	28,500	(2)	0		1.15	2/28/16
	20,000	(2)	0		5.34	2/28/16
	20,000	(2)	0		2.56	2/28/16
Frederick D. Furry	150,000	(4)	0		2.00	7/30/15
Former Chief Financial Officer	35,625	(4)	11,875	(7)	2.58	7/30/15
	29,167	(4)	20,833	(8)	5.00	7/30/15
Dmitri Boutoussov	5,000		0		6.66	12/2/15
Vice President of Research and Development	123,000		0		2.00	12/22/15
	20,000		0		8.46	12/20/16
	75,000		0		4.00	12/17/17
	29,167		20,833	(9)	5.00	3/23/18
(1)

Represents options held by Mr. Pignatelli that were granted to him as part of his director compensation. As a result of his resignation as a director on August 6, 2014, the expiration date of such options was accelerated to August 6, 2015.

(2)

Represents options held by Dr. Arrow that were granted to him as part of his director compensation. As a result of his resignation as a director on February 28, 2014, the expiration date of such options was accelerated to
February 28, 2016.

(3)

Represents options held by Dr. Arrow that were granted to him as a part of his compensation as an executive officer. As a result of his resignation on December 6, 2014, the expiration date of Mr. Arrow’s options was accelerated to March 6, 2016.

(4)

Represents options held by Mr. Furry that were granted to him as a part of his compensation as an executive officer. As a result of his resignation on January 31, 2015, the expiration date of Mr. Furry’s options was accelerated to
July 30, 2015.

(5)	Represents the closing market price of a share of our common stock on December 31, 2014 multiplied by the number of RSUs that have not vested.
(6)

11,964 of these stock options vest on each of the following dates: January 13, 2015, February 13, 2015, March 13, 2015, April 13, 2015, May 13, 2015, June 13, 2015 and July 13, 2015, subject to Mr. Nugent’s continued service with the Company through the applicable vesting dates.

(7)

Represents stock options granted to Mr. Furry on December 23, 2011, which vested in equal monthly installments over four years, subject to Mr. Furry’s continued service with the Company through the applicable vesting dates. As a result of his resignation on January 31, 2015, all unvested stock options at such date ceased to vest and will expire at
July 30, 2015.

(8)

Represents stock options granted to Mr. Furry on March 23, 2013, which vested in equal monthly installments over three years, subject to Mr. Furry’s continued service with the Company through the applicable vesting dates. As a result of his resignation on January 31, 2015, all unvested stock options at such date ceased to vest and will expire at July 30, 2015.

(9)

Represents stock options granted to Mr. Boutoussov on March 23, 2013. These stock options vest in equal monthly installments of 1,389 stock options per month through December 23, 2016, subject to Mr. Boutoussov’s continued service with the Company through the applicable vesting dates.

(10)

2,630 of these RSUs vest on each of the following dates: January 13, 2015, February 13, 2015, March 13, 2015, April 13, 2015, May 13, 2015, June 13, 2015 and July 13, 2015, subject to Mr. Nugent’s continued service with the Company through the applicable vesting dates.

Option Exercises and Stock Vested in 2014

The following table summarizes the stock vested in 2014 held by each of our named executive officers for the year ended December 31, 2014.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jeffrey M. Nugent	19,463	$44,428
President and Chief Executive Officer
Federico Pignatelli	N/A	N/A
Former Chairman of the Board and Chief Executive Officer
Alexander K. Arrow, M.D.	N/A	N/A
Former Chief Medical Officer
Frederick D. Furry	N/A	N/A
Former Chief Financial Officer
Dmitri Boutoussov	N/A	N/A
Vice President of Research and Development
Orlando Rodrigues	N/A	N/A
Vice President and Chief Marketing Officer
(1)	Represents the closing market price of a share of our common stock on the date of vesting multiplied by the number of RSUs that vested.

Potential Payments upon Termination or Change in Control

Mr. Nugent. Mr. Nugent is not a party to any severance or change in control agreement.

Mr.  Pignatelli. Mr. Pignatelli was not a party to any severance or change in control agreement through his resignation on June 12, 2014.

Dr.  Arrow. Dr. Arrow was not a party to any severance or change in control agreement through his resignation on December 6, 2014.

Mr.  Furry. Mr. Furry was not a party to any severance or change in control agreement through his resignation on January 31, 2014.

Mr.  Boutoussov. Mr. Boutoussov is not a party to any severance agreement. Mr. Boutoussov is a party to a change in control agreement with us that provides for a lump sum payment of one year of salary, payable within two and one half months following termination date, and certain medical and dental benefits in the event of a qualifying termination of employment following a change in control of the Company, which totaled approximately $273,000 at December 31, 2014.

Mr.  Rodrigues.  Mr. Rodrigues has an agreement that provides certain benefits in the event of a termination other than for cause and in connection with a change in control of the Company.  As of December 31, 2014, Mr. Rodrigues’ severance benefits totaled approximately $53,000, which represented three months of salary and certain medical and dental benefits.  In addition, if, following a change in control of the Company, Mr. Rodrigues’ employment is terminated, his responsibilities are significantly diminished or he is required to relocate more than 50 miles away, his then unvested options will become fully vested.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On the basis of filings with the SEC and other information, we believe that based on 58,152,792 shares of our common stock being issued and outstanding as of April 1, 2015, the following persons, including groups of persons, beneficially owned more than five percent (5%) of our outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Larry N. Feinberg(1)	11,818,911	19.9%
200 Greenwich Avenue Greenwich, Connecticut 06830
Jack W. Schuler(2)	12,311,883	19.9%
28161 North Keith Drive Lake Forest, Illinois 60045
Camber Capital Management LLC(3)	5,547,694	9.5%
110 Huntington Avenue, Suite 2550 Boston, Massachusetts 02199
(1)

Based on the information provided in Amendment No. 10 to Schedule 13D filed with the SEC on March 9, 2015 by Oracle Partners with respect to itself, Oracle Institutional Partners, L.P. (“Institutional Partners”), Oracle Ten Fund Master, L.P. (“Ten Fund”), Oracle Associates, LLC (“Oracle Associates”), Oracle Investment Management, Inc. (“Oracle Investment”) and Larry N. Feinberg (Mr. Feinberg, together with Oracle Partners, Institutional Partners, Ten Fund, Oracle Associates and Oracle Investment, the “Oracle Reporting Persons”). The Oracle Reporting Persons reported that Oracle Partners beneficially owns and has shared voting and dispositive power with respect to 6,710,293 shares of our common stock, Institutional Partners beneficially owns and has shared voting and dispositive power with respect to 2,057,202 shares of our common stock, each of Ten Fund and Oracle Investment beneficially owns and has shared voting and dispositive power with respect to 3,051,416 shares of our common stock, Oracle Associates beneficially owns and has shared voting and dispositive power with respect to 8,767,495 shares of our common stock, and Mr. Feinberg beneficially owns and has shared voting and dispositive power with respect to 11,818,911 shares of our common stock. Such beneficial ownership includes warrants held by each of Oracle Partners, Institutional Partners and Ten Fund to purchase 336,047 shares of our common stock, 470,465 shares of our common stock and 537,674 shares of our common stock, respectively, which warrants become exercisable within 60 days of April 1, 2015. Of note, the terms of the warrants prohibit the holder of such warrants from exercising the warrants to the extent that the exercise would result in the holder and its affiliates beneficially owning more than 19.99% of the outstanding shares of our common stock. In accordance with SEC rules, the percentage is based on 58,152,792 shares outstanding as of April 1, 2015, together with the addition of 1,344,186 shares issuable upon exercise of the warrants held by the Oracle Reporting Persons.

(2)

Based on the information provided in Amendment No. 2 to Schedule 13D filed with the SEC on March 6, 2015 by Jack W. Schuler with respect to himself, the Jack W. Schuler Living Trust (the “Schuler Trust”), Renate Schuler, and the Schuler Family Foundation (the “Schuler Foundation”, and together with Mr. Schuler, Ms. Schuler and the Schuler Trust, the “Schuler Reporting Persons”). The Schuler Reporting Persons reported that Mr. Schuler beneficially owns and has shared voting and dispositive power with respect to 12,311,883 shares of our common stock, Schuler Trust beneficially owns and has shared voting and dispositive power with respect to 2,604,166 shares of our common stock, and Ms. Schuler and Schuler Foundation beneficially owns and has shared voting and dispositive power with respect to 9,707,717 shares of our common stock. Such beneficial ownership includes warrants held by the Schuler Foundation to purchase 3,824,252 shares of our common stock that become exercisable within 60 days of April 1, 2015. Of note, the terms of the warrants prohibit the holder of such warrants from exercising the warrants to the extent that the exercise would result in the holder and its affiliates beneficially owning more than 19.99% of the outstanding shares of our common stock. In accordance with SEC rules, the percentage is based on 58,152,792 shares outstanding as of April 1, 2015, together with the addition of 3,824,252 shares issuable upon exercise of the warrants held by the Schuler Reporting Persons.

(3)

Based on the information provided in Amendment No. 2 to Schedule 13G (the “Camber 13G”) filed with the SEC on February 13, 2015 by Camber Capital Management LLC (“Camber”). Camber reported that it and Stephen DuBois each beneficially owns and has shared voting and dispositive power with respect to 5,547,694 shares of our common stock. The Camber 13G did not reflect that on November 7, 2014 the Company issued warrants to purchase 1,761,452 shares of our common stock and 13,808 shares of our common stock, respectively, to each of Camber Capital Master Fund, LP and Camber Capital Fund II, LP, which warrants become exercisable within 60 days of April 1, 2015.

The following table sets forth the beneficial ownership of shares of our common stock as of April 1, 2015 by (i) each current director, (ii) each of the Board Nominees and the Other Nominee, (iii) each named executive officer and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is based on 58,152,792 shares of our common stock outstanding as of April 1, 2015. Shares underlying options or warrants exercisable within 60 days of April 1, 2015 are deemed outstanding for the purpose of computing the percentage ownership of the person or persons holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other persons.

Name	Owned Shares of Common Stock		Number of Shares Underlying Options or Warrants Exercisable Within 60 Days of April 1, 2015		Percentage of Class
Paul N. Clark(4)	1,011,461	(5)	315,866	(6)	2.3%
Jonathan T. Lord(4)	101,163		117,635	(7)	*
Frederic H. Moll(4)	0		88,321		*
Jeffrey M. Nugent(4)(8)	119,901	(9)	179,917	(10)	*
James R. Talevich(4)	0		58,571		*
Alexander K. Arrow(8)(11)	107,801		167,950		*
Frederick D. Furry(8)(12)	18,198		217,171		*
Dmitri Boutoussov(8)	0		259,111		*
Orlando Rodrigues(8)	0		0		*
All current directors and executive officers as a group (7 persons)	1,232,525		1,019,421		3.8%
Federico Pignatelli(8)(11)(13)	1,491,709		75,000		2.7%
*	Represents less than 1%.
(4)	Director.
(5)	Includes 925,486 shares held by the Paul and Carolyn Clark Revocable Trust of 2009. Mr. Clark is the trustee of the Paul and Carolyn Clark Revocable Trust of 2009.
(6)

Includes warrants to purchase 263,024 shares of our common stock that become exercisable within 60 days of April 1, 2015 held by the Paul and Carolyn Clark Revocable Trust of 2009. Mr. Clark is the trustee of the Paul and Carolyn Clark Revocable Trust of 2009.

(7)

Includes options to purchase 51,880 shares that become exercisable within 60 days of April 1, 2015 and warrants to purchase 65,755 shares of our common stock that become exercisable within 60 days of April 1, 2015.

(8)	Named executive officer.
(9)	Includes 27,353 vested RSUs.
(10)

Includes 124,426 shares underlying vested options, 23,928 shares underlying options that vest within 60 days of April 1, 2015, 5,261 RSUs that vest within 60 days of April 1, 2015 and warrants to purchase 26,302 shares that become exercisable within 60 days of April 1, 2015.

(11)	Resigned from the Company in 2014.
(12)	Resigned from the Company in 2015.
(13)	Other Nominee.

Item 15.Exhibits and Financial Statement Schedules

(a)(3)Exhibits:

The following exhibits are filed with this Amendment or are incorporated by reference herein in accordance with the designated footnote references.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.3	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Rights Agreement, dated as of December 31, 1998, by and between the Registrant and U.S. Stock Transfer Corporation		8-A	12/31/1998	1	12/29/1998

4.2	Amendment to Rights Agreement, dated December 19, 2008, by and between the Registrant and Computershare Trust Company, N.A.		8-K	12/17/2008	4.1	12/22/2008

4.3	Amended and Restated Second Amendment to Rights Agreement, dated March 17, 2014, by and between the Registrant and Computershare Trust Company, N.A.		10-K	12/31/2013	4.4	03/17/2014

4.4	Third Amendment to Rights Agreement, dated November 3, 2014, by and between the Registrant and Computershare Trust Company, N.A.		8-A/A	11/04/2014	4.4	11/04/2014

4.5	Specimen of common stock certificate		S-3	06/03/2002	4.1	06/03/2002

4.6	Warrant to purchase Common Stock, dated September 6, 2013		10-Q	09/30/2013	4.2	11/12/2013

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

4.7	Warrant to purchase Common Stock, dated November 8, 2013		10-Q	09/30/2013	4.3	11/12/2013

4.8	Warrant to purchase 80,000 shares of Common Stock of the Registrant, dated May 24, 2012		10-Q	06/30/2012	4.1	08/09/2012

4.9	Amendment No. 1 to Warrant to purchase 80,000 shares of Common Stock of the Registrant, dated August 6, 2012, by and between the Registrant and Comerica Bank		10-Q	06/30/2012	4.2	08/09/2012

4.10	Form of Warrant		8-K	11/03/2014	4.1	11/07/2014

10.1*	2002 Stock Incentive Plan		Proxy	10/17/2005	E	10/17/2005

10.2*	Form of Stock Option Agreement under the 2002 Stock Option Plan		10-K	12/31/2004	10.26	07/19/2005

10.3*	2002 Stock Incentive Plan, as amended		Proxy	05/16/2007	A	04/10/2007

10.4†	License Agreement between SurgiLight, Inc. and the Registrant dated February 3, 2005		8-K	03/14/2005	2.1	03/18/2005

10.5*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	09/30/2005	10.1	11/09/2005

10.6	Lease, dated January 10, 2006 between the Registrant and The Irvine Company LLC		8-K	01/10/2006	10.1	01/17/2006

10.7†	Letter Agreement, dated June 28, 2006, by and between The Procter & Gamble Company and the Registrant		10-Q	06/30/2006	10.1	08/09/2006

10.8†	License Agreement, dated January 24, 2007, by and between The Procter & Gamble Company and the Registrant		10-Q	03/31/2007	10.1	05/10/2007

10.9	Letter Agreement, dated June 28, 2011, by and between the Registrant and The Proctor & Gamble Company		10-Q	06/30/2011	10.2	08/11/2011

10.10	Subscription Agreement, dated September 23, 2013, by and between the Registrant and the investor signatory thereto		8-K	09/23/2013	10.1	11/27/2013

10.11	Subscription Agreement, dated December 19, 2013, by and between the Registrant and the investor signatory thereto		10-K	12/31/2013	10.42	03/17/2014

10.12	Subscription Agreement, dated February 10, 2014, by and between the Registrant and the investor signatories thereto		8-K	02/10/2014	10.1	02/13/2014

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.13	Securities Purchase Agreement, dated July 18, 2014, by and among the Registrant and each person listed on Schedule I thereto		8-K	07/18/2014	10.1	07/22/2014

10.14	Securities Purchase Agreement, dated November 3, 2014, by and among the Registrant and each person listed on Schedule I thereto		8-K	11/03/2014	99.1	11/03/2014

10.15	Loan and Security Agreement, dated May 24, 2012, by and between the Registrant and Comerica Bank		10-Q	06/30/2012	10.1	08/09/2012

10.16	Amendment No. 3 to Loan and Security Agreement, dated September 6, 2013, by and between the Registrant and Comerica Bank		10-Q	09/30/2013	10.1	11/12/2013

10.17	Amendment No. 4 to Loan and Security Agreement, dated November 8, 2013, by and between the Registrant and Comerica Bank		10-Q	09/30/2013	10.4	11/12/2013

10.18	Forbearance Agreement, dated April 10, 2014, by and between Comerica Bank and the Registrant		8-K	04/10/2014	10.1	04/22/2014

10.19	Amendment No. 1 to Forbearance Agreement, dated May 5, 2014, by and between Comerica Bank and the Registrant		10-Q	03/31/2014	10.1	05/12/2014

10.20	Amendment No. 2 to Forbearance Agreement, dated June 3, 2014, by and between Comerica Bank and the Registrant		8-K	06/06/2014	10.1	06/12/2014

10.21	Borrower Agreement, dated May 24, 2012, by the Registrant, in favor of the Export-Import Bank of the United States and Comerica Bank		10-Q	06/30/2012	10.2	08/09/2012

10.22	Master Revolving Note, dated May 24, 2012, in favor of Comerica Bank		10-Q	06/30/2012	10.3	08/09/2012

10.23	Amendment No. 1 to Master Revolving Note, dated May 5, 2014, by and between Comerica Bank and the Registrant		10-Q	03/31/2014	10.2	05/12/2014

10.24	Amendment No. 2 to Master Revolving Note, dated June 3, 2014, by and between Comerica Bank and the Registrant		8-K	06/06/2014	10.2	06/12/2014

10.25*	Employment Agreement, dated February 22, 2015 and entered into on February 24, 2015, by and between the Registrant and David Dreyer		10-K	12/31/14	10.25	03/06/15

10.26*	Offer Letter, dated July 1, 2014, from the Registrant to Orlando Rodrigues	X

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

21.1	Subsidiaries of the Registrant		10-K	12/31/14	21.1	03/06/15

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP		10-K	12/31/14	23.1	03/06/15

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101	The following financial information from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements		10-K	12/31/14	101	03/06/15

†

Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

**	Furnished with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: April 29, 2015	By:	/s/ JEFFREY M. NUGENT
Jeffrey M. Nugent
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2015	By:	/s/ DAVID C. DREYER
David C. Dreyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)