Form 10-Q
period 2015-03-31
BIOLASE, INC
filed 2015-05-01
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of April 27, 2015, was 58,152,792 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,739	$31,560
Restricted cash equivalent	200	—
Accounts receivable, less allowance of $1,764 in 2015 and $1,711 in 2014	9,811	9,004
Inventory, net	13,172	12,508
Prepaid expenses and other current assets	2,045	1,726
Total current assets	48,967	54,798
Property, plant, and equipment, net	1,747	1,295
Intangible assets, net	96	114
Goodwill	2,926	2,926
Other assets	958	270
Total assets	$54,694	$59,403
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,645	$8,357
Accrued liabilities	5,144	5,188
Customer deposits	176	112
Deferred revenue, current portion	2,798	2,494
Total current liabilities	15,763	16,151
Deferred income taxes	692	677
Deferred revenue, long-term	231	—
Capital lease obligation	240	—
Warranty accrual, long-term	640	519
Total liabilities	17,566	17,347
Commitments, contingencies, and subsequent events (Notes 9 and 13)
Stockholders' equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000 shares authorized in 2015 and 2014, respectively; 58,153 and 58,115 shares issued and outstanding in 2015 and 2014, respectively	58	58
Additional paid-in-capital	185,972	185,231
Accumulated other comprehensive loss	(790)	(557)
Accumulated deficit	(148,112)	(142,676)
Total stockholders' equity	37,128	42,056
Total liabilities and stockholders' equity	$54,694	$59,403

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Products and services revenue	$10,751	$11,479
License fees and royalty revenue	104	39
Net revenue	10,855	11,518
Cost of revenue	7,645	7,577
Gross profit	3,210	3,941
Operating expenses:
Sales and marketing	4,754	4,455
General and administrative	2,587	3,083
Engineering and development	1,803	973
Excise tax	56	65
Legal settlement	(731)	—
Total operating expenses	8,469	8,576
Loss from operations	(5,259)	(4,635)
(Loss) gain on foreign currency transactions	(130)	2
Interest expense, net	—	(230)
Non-operating loss, net	(130)	(228)
Loss before income tax provision	(5,389)	(4,863)
Income tax provision	47	24

Net loss	(5,436)	(4,887)
Other comprehensive (loss) income items:
Foreign currency translation adjustment	(233)	1
Comprehensive loss	$(5,669)	$(4,886)

Net loss per share:
Basic	$(0.09)	$(0.13)
Diluted	$(0.09)	$(0.13)
Shares used in the calculation of net loss per share:
Basic	58,145	36,455
Diluted	58,145	36,455

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(5,436)	$(4,887)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	158	175
Loss on disposal of property, plant, and equipment, net	—	(1)
Provision for bad debts	53	268
Provision for inventory excess and obsolescence	—	261
Amortization of discounts on lines of credit	—	120
Amortization of debt issuance costs	—	57
Stock-based compensation	700	310
Other non-cash compensation	—	61
Deferred income taxes	15	15
Incurred but unpaid interest expense	—	12
Changes in operating assets and liabilities:
Restricted cash	(200)	—
Accounts receivable	(860)	2,301
Inventory	(664)	(774)
Prepaid expenses and other assets	(677)	2
Customer deposits	64	(135)
Accounts payable and accrued liabilities	(1,090)	(392)
Deferred revenue	535	(190)
Net cash and cash equivalents used in operating activities	(7,402)	(2,797)
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(228)	(86)
Proceeds from disposal of property, plant, and equipment	—	1
Net cash and cash equivalents used in investing activities	(228)	(85)
Cash Flows from Financing Activities:
Borrowings under lines of credit	—	7,570
Payments under lines of credit	—	(9,325)
Payments of debt issue costs	—	(10)
Proceeds from equity offering, net of expenses	—	4,793
Deposit on capital lease	(42)	—
Proceeds from exercise of stock options and warrants	44	248
Net cash and cash equivalents provided by financing activities	2	3,276
Effect of exchange rate changes	(193)	1
Change in cash and cash equivalents	(7,821)	395
Cash and cash equivalents, beginning of period	31,560	1,440
Cash and cash equivalents, end of period	$23,739	$1,835
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$—	$67
Income taxes paid	$37	$5
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$383	$—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company,” “we,” “our,” or “us”) incorporated in Delaware in 1987, is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, in-office, chair-side milling machines and three dimensional printers.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Biolase, Inc. and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2014 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

The consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, as amended on April 29, 2015 (the “2014 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, a net loss, and used cash in operating activities for the three months ended March 31, 2015. The Company has also suffered recurring losses from operations during the three years ended December 31, 2014.

As of March 31, 2015, the Company had working capital of approximately $33.2 million. The Company’s principal sources of liquidity at March 31, 2015 consisted of approximately $23.7 million in cash and cash equivalents and $9.8 million of net accounts receivable.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2014 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2015 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2014 Form 10-K, except with regard to restricted cash equivalent as set forth below.

Restricted Cash Equivalent

The restricted cash equivalent represents a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards. At March 31, 2015, the restricted cash equivalent balance was $200,000.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, and October 30, 2014) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include certain officers, employees, and directors of the Company, as well as its consultants. As of March 31, 2015, a total of 9,250,000 shares have been authorized for issuance under the 2002 Plan (see Note 13 – Subsequent Events), of which 3,031,000 shares of Company common stock have been issued pursuant to options that were exercised, 5,469,000 shares of Company common stock have been reserved for options and restricted stock units that are outstanding, and 750,000 shares of Company common stock remain available for future grants.

Stock-based compensation cost recognized in operating results totaled approximately $700,000 and $310,000 for the three months ended March 31, 2015 and 2014, respectively. The net impact to earnings for the three months ended March 31, 2015 and 2014 was $(0.01) and $(0.01) per basic and diluted share, respectively. At March 31, 2015, the Company had approximately $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 3.4 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$76	$46
Sales and marketing	293	125
General and administrative	236	115
Engineering and development	95	24
	$700	$310

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected term	7.2 years	3.6 years
Volatility	89.90%	98.37%
Annual dividend per share	$—	$—
Risk-free interest rate	1.78%	1.65%

A summary of option activity under the 2002 Plan for the three months ended March 31, 2015 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding at December 31, 2014	3,391,000	$3.11	2.97	$1,063,000
Granted at fair market value	2,232,000	$2.44
Exercised	(38,000)	$1.15
Forfeited, cancelled, or expired	(153,000)	$3.44
Options outstanding at March 31, 2015	5,432,000	$2.84	5.46	$186,000
Options exercisable at March 31, 2015	2,680,000	$3.11	2.31	$183,000
Vested options expired during the quarter ended March 31, 2015	25,000	$3.96

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are provided in the following table (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Proceeds from stock options exercised	$44	$248
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$52	$82
Weighted-average fair value of options granted during period	$2.44	$1.86
Total fair value of shares vested during the period	$293	$346

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

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to acquire shares of Company common stock as approved by its board of directors (the “Board”). For the three months ended March 31, 2015 and 2014, the Board did not grant any RSUs. As of March 31, 2015, 37,000 shares of Company common stock have been reserved for RSUs that are outstanding.

Warrants

The Company issues warrants to acquire shares of its common stock underlying such warrants as approved by the Board.

A summary of warrant activity for the three months ended March 31, 2015 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2014	888,000	$6.04
Granted	—
Exercised	—
Forfeited, cancelled, or expired	—
Warrants outstanding at March 31, 2015	888,000	$6.04
Warrants exercisable at March 31, 2015	753,000	$6.40
Vested warrants expired during the quarter ended March 31, 2015	—	N/A

No warrants were exercised during the three months ended March 31, 2015 and 2014.

Other Stock-Based Awards

Effective March 9, 2015, the Compensation Committee of the Board granted non-qualified stock options to purchase up to 871,710 shares of Company common stock to its Chief Financial Officer in connection with his employment agreement with the Company. These options were granted at an exercise price of $1.99 per share, the closing price of Company common stock on the grant date. These options expire ten years from the grant date and vest in two tranches as follows: (i) as to options to purchase 523,026 shares (the “First Tranche”), options to purchase 130,757 shares vest and become exercisable on the first anniversary of March 9, 2015, and options to purchase 10,896 shares vest and become exercisable each month following March 9, 2016 for a period of 35 consecutive months, and options to purchase 10,909 shares vest and become exercisable on March 9, 2019, and (ii) as to options to purchase 348,684 shares (the “Second Tranche”), all such shares vest and become exercisable on March 9, 2025 or based on the Company’s achievement of certain enumerated financial performance targets or other milestones, at the discretion of the Compensation Committee. The fair value of the First Tranche of $1.48 per share was estimated using the Black-Scholes option-pricing model with assumptions of 6.1 years for expected term, 88.79% volatility and 1.83% risk-free interest rate. The fair value of the Second Tranche of $1.70 per share was estimated using the Black-Scholes option-pricing model with assumptions of 10.0 years for expected term, 87.87% volatility and 2.19% risk-free interest rate.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 15,563,000 shares (including 9,206,000 shares issued in connection with the private placement completed by the Company on November 7, 2014) were not included in the computation of diluted loss per share for the three months ended March 31, 2015 as a result of their anti-dilutive effect. For the same 2014 period, anti-dilutive outstanding stock options and warrants to purchase 5,998,000 shares were not included in the computation of diluted loss per share.

Stock Dividend

In February 2014, the Board declared a one-half percent stock dividend payable March 28, 2014, to stockholders of record on March 14, 2014. There is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$2,951	$2,857
Work-in-process	1,528	1,348
Finished goods	8,693	8,303
Inventory, net	$13,172	$12,508

Inventory is net of a provision for excess and obsolete inventory totaling $2.4 million and $2.4 million as of March 31, 2015 and December 31, 2014, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014
Building	$202	$226
Leasehold improvements	1,200	1,197
Equipment and computers	5,035	4,948
Furniture and fixtures	413	413
Construction in progress	536	4
	7,386	6,788
Accumulated depreciation and amortization	(5,796)	(5,669)
	1,590	1,119
Land	157	176
Property, plant, and equipment, net	$1,747	$1,295

The cost of fixed assets acquired under the capital lease of $383,000 is included in the above as part of construction in progress.  For additional information on the capital lease, see Note 9 – Commitments and Contingencies. Depreciation and amortization expense related to property, plant, and equipment totaled $140,000 and $157,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of intangible assets and goodwill as of June 30, 2014, and determined that there was no impairment. The Company also tests its intangible assets and goodwill between each annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand for its products or significant economic slowdowns, are present. No events have occurred since June 30, 2014, that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three months ended March 31, 2015 and 2014 totaled $18,000 and $18,000, respectively. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of March 31, 2015				As of December 31, 2014
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,911)	$—	$3	$1,914	$(1,907)	$—	$7
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(724)	—	93	817	(710)	—	107
Total	$2,800	$(2,704)	$—	$96	$2,800	$(2,686)	$—	$114
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014
Payroll and benefits	$2,177	$1,905
Warranty accrual, current portion	1,027	930
Taxes	38	139
Accrued professional services	1,566	1,581
Accrued capital lease payments	143	—
Accrued insurance premium	104	450
Other	89	183
Total accrued liabilities	$5,144	$5,188

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Initial warranty accrual, beginning balance	$930	$1,096
Provision for estimated warranty cost	970	148
Warranty expenditures	(233)	(219)
	1,667	1,025
Less warranty accrual, long-term	640	—
Total warranty accrual, current portion	$1,027	$1,025

In June 2014, the Company extended the warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014.

Deferred revenue is comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014
Undelivered elements (training, installation, and product and support services)	$1,293	$952
Extended warranty contracts	1,505	1,542
Deferred revenue, current portion	$2,798	$2,494

In connection with the Company’s initiatives to measure and improve customer satisfaction and concurrent with the launch of WaterLase iPlus 2.0 in February 2015, the Company introduced its exclusive Practice Growth Guarantee, which is a program that essentially guarantees growth in the Company’s clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. Consistent with the Company’s standard terms and conditions applicable to all of its products, the Practice Growth Guarantee does not give the customer the right to return purchased laser systems or receive a refund of any amount of the purchase price. However, the Practice Growth Guarantee does provide for additional training opportunities and certain billing and marketing support activities to the customer. The Company has estimated deferred revenue related to the Practice Growth Guarantee for all WaterLase iPlus 2.0 system sales during the three months ended March 31, 2015 to be approximately $31,000.

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

The Credit Agreements required the Company to maintain compliance with certain monthly financial and non-financial covenants, as defined therein. Any noncompliance with these covenants could have resulted in default interest rates and penalties, and Comerica Bank could have declared the amounts outstanding immediately due and payable. On March 4, 2014, the Company received a waiver of noncompliance with certain financial and nonfinancial covenants as of January 31, 2014 and December 31, 2013. In connection with this waiver, the Company incurred a fee of $10,000, and Comerica Bank reduced the total aggregate available borrowings on the lines of credit to $5.0 million. The Company was not in compliance with a financial covenant as of February 28, 2014 and, as such, entered into a forbearance agreement (the “Forbearance Agreement”) with Comerica Bank on April 10, 2014.  The Company paid a fee of $10,000 in connection with the Forbearance Agreement, pursuant to which Comerica Bank reduced the total aggregate available borrowings to $4.0 million.

The Company was not in compliance with a financial covenant at March 31, 2014 and did not repay the lines of credit in full on the original maturity date of May 1, 2014. As a result, on May 5, 2014, the Company and Comerica Bank agreed to Amendment No. 1 to the Forbearance Agreement (“Amendment No. 1”), which extended the end of the forbearance period from May 1, 2014 to June 1, 2014. In connection with Amendment No. 1, the maturity date of the revolving lines of credit was extended to June 1, 2014, and the Company paid an administrative fee of $10,000. On June 3, 2014, the Company and Comerica Bank agreed to Amendment No. 2 to Forbearance Agreement (“Amendment No. 2”), which extended the maturity date of the revolving lines of credit to August 1, 2014. In connection with Amendment No. 2, Comerica Bank increased the interest rates on the lines of credit by 0.50%, and the Company paid an administrative fee of $15,000. The Company was not in compliance with certain financial covenants as of May 31, 2014 and, as a result, agreed to Amendment No. 3 to Forbearance Agreement with Comerica Bank whereby the forbearance period was continued to August 1, 2014, and the Company paid an administrative fee of $10,000.

The outstanding principal balances of the Credit Agreements, as amended June 3, 2014, bore interest at annual percentage rates equal to the daily prime rate, plus 2.50% for the Domestic Revolver and 2.00% for the Ex-Im Revolver. The daily prime rate was subject to a floor of the daily adjusting LIBOR rate plus 2.50% per annum, or if LIBOR was undeterminable, 2.50% per annum. The Company was also required to pay an unused commitment fee of 0.25% based on a portion of the undrawn lines of credit, payable quarterly in arrears. During the three months ended March 31, 2014, the Company incurred $229,000 of interest expense associated with the credit facilities, including $57,000 of amortization of deferred debt issuance costs and $120,000 of amortization of the discount on lines of credit. There was no interest expense payable at December 31, 2014.

Lockbox arrangements under the revolving bank facilities provided that substantially all of the income generated was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash was disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At December 31, 2014, there were no restricted cash amounts. The Company’s obligations were generally secured by substantially all of the Company’s assets now owned or thereafter acquired.

During the three months ended March 31, 2014, the Company incurred $10,000 of Comerica Bank commitment fees and legal costs associated with the various waivers and amendments. Commitment fees and legal costs associated with acquiring and maintaining the credit facilities were capitalized and amortized on a straight-line basis as interest expense over the remaining term of the Credit Agreements.

Other Borrowings

The Company financed a portion of its annual insurance premiums which it pays in installments over nine months. As of March 31, 2015, no amounts were outstanding under this arrangement. As of March 31, 2014, $123,000 was outstanding under this arrangement at an annual interest rate of 2.85%, and was included in accrued liabilities in the accompanying consolidated financial statements. The Company incurred interest expense associated with the financed insurance premiums of approximately $1,000 during the three months ended March 31, 2014.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating or capital lease arrangements. In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment. Future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments, for the years ending December 31, 2015, 2016 and 2017 are $129,000, $172,000, and $128,000, respectively. The amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate of 8.83% at the inception of the lease totaled $46,000. The present value of net minimum lease payments are reflected on the Consolidated Balance Sheets as current and noncurrent obligations of $143,000 within accrued liabilities and $240,000 within capital lease obligation, respectively.

In March 2015, the corporate headquarters and manufacturing facility lease was amended to extend the term through April 30, 2020, modify provisions for tenant improvement allowance of up to $398,000, and adjust the basic rent terms. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2015, 2016, 2017 and 2018 and thereafter totaled $483,000, $694,000, $652,000 and $1.5 million, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $994,000, in the aggregate, at March 31, 2015. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of March 31, 2015, approximately $409,000 was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. As of March 31, 2015, the Company had $18.2 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand.

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

Class Action Lawsuits

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al., Case No. 13-CV-1300 JST (FFMx) was filed in the United States District Court for the Central District of California against BIOLASE, its then Chief Executive Officer, Federico Pignatelli, and its then Chief Financial Officer, Frederick D. Furry. On August 26, 2013, a purported class action lawsuit entitled Ralph Divizio v. Biolase, Inc., et al., Case No. 13-CV-1317 DMG (MRWx) was filed in the same court against BIOLASE, Messrs. Pignatelli and Furry, and its then President and Chief Operating Officer, Alexander K. Arrow. Each of the lawsuits alleges violations of the federal securities laws and asserts causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the Private Securities Litigation Reform Act of 1995, on December 10, 2013, the court entered an order consolidating the lawsuits, appointing a lead plaintiff and approving the lead plaintiff’s selection of lead counsel. On February 24, 2014, the lead plaintiff filed a consolidated complaint against the Company and Messrs. Pignatelli, Furry, and Arrow, alleging violations of the federal securities laws and asserting causes of action against the defendants under Sections 10(b) and 20(a) of the Exchange Act.

On November 19, 2013, the Board received a letter from attorneys for purported shareholder David T. Long, demanding that the Board investigate, institute litigation, and take measures to redress and prevent alleged wrongdoing concerning the dissemination of certain allegedly false and misleading public disclosures made by the Company between January 2013 and August 2013.

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

The Company filed a patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) in Düsseldorf District Court (the “Düsseldorf Court”) on April 12, 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Fotona denies liability and seeks the reimbursement of statutory fees from the Company. Together with its response brief, Fotona also filed a nullity action against the patent in dispute, patent number EP 1 560 470. The nullity action is pending at the German Federal Patent Court (the “Patent Court”), Docket No. 1 Ni 58/13 (EP). On September 2, 2013, the Company filed its counterplea in the infringement proceedings and phrased its arguments defending the validity of the patent. These arguments were also the subject of the defense brief to the Patent Court in the parallel nullity action proceedings. On September 9, 2013, the Company filed its response to the Patent Court. Fotona filed a rejoinder on February 3, 2014, including its counterplea on nullity.

On April 29, 2014, the Düsseldorf Court rendered a first instance decision whereby Fotona must cease and desist from selling its Fidelis and Lightwalker dental laser systems, render accounts on past sales, recall respective products, and pay damages on infringement. Additionally, the Company was awarded statutory fees, court costs, and attorney fees. Preliminary enforcement against Fotona is possible if the Company posts a bond totaling €500,000, which is designed to cover a portion of the potential damages, before a final instance decision is available. In Germany, damages can be calculated based on the profits made by the infringer after the formal announcement of the granting of a patent, in this case beginning January 1, 2009, without considering direct labor or any other operational costs. However, Fotona has yet to provide the details of its profits in order to allow the Company to calculate the damages. In the two additional first instance cases following the extension of the initial lawsuit against Fotona, the Düsseldorf Court also required the Company to provide a statutory bond totaling €146,000. Such bonds are traditionally imposed on foreign plaintiffs to cover all statutory, court, and attorney’s fees. Fotona submitted its responses to the action and filed respective invalidation actions against the rights of the Company.

Subsequent to the foregoing responses, on March 24, 2015 the parties reached an agreement to settle the foregoing litigation and to dismiss the litigation with prejudice.  As part of the settlement, Fotona agreed to pay the Company a total of $1.4 million, with $550,000 payable within 10 days of March 24, 2015 and the remaining, $825,000 payable in three increments of $275,000 each to be paid no later than the first, second and third anniversary of the effective date of the agreement. Pursuant to the settlement agreement, the Company (i) granted Fotona a three-year, non-exclusive, paid-up license in the United States market and a five–year, non-exclusive, paid-up license in markets outside of the United States and (ii) agreed to grant Fotona a non-exclusive, royalty-based license following the expiration of the paid-up licenses.  The Company calculated the present value of the settlement amount to be $1.2 million and allocated such amount to each significant element of the settlement on a relative fair value basis. $731,000 and $68,000 was allocated towards the recovery of the Company’s legal expenses and as settlement for the dismissal of the patent infringement lawsuit and are reflected as legal settlement and license fees and royalty revenue, respectively, on the Consolidated Statements of Operations and Comprehensive Loss. The remaining amount of $379,000 was allocated towards the three-year, non-exclusive, paid-up license in the United States market and the five –year, non-exclusive, paid-up license in markets outside of the United States which was reflected within other assets and long-term deferred revenue on the Consolidated Balance Sheets.  The deferred revenue is being recognized as license revenue over the terms of the paid-up licenses.

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three months ended March 31, 2015, sales in the United States accounted for approximately 55% of net revenue and international sales accounted for approximately 45% of net revenue. For the three months ended March 31, 2014, sales in the United States accounted for approximately 58% of net revenue and international sales accounted for approximately 42% of net revenue.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$5,930	$6,709
International	4,925	4,809
	$10,855	$11,518

No individual country, other than the United States, represented more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $334,000 and $374,000 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 11—CONCENTRATIONS

Revenue from the Company’s products for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014
Laser systems	64.6%	60.4%
Imaging systems	3.1%	10.4%
Consumables and other	17.5%	13.9%
Services	13.8%	15.0%
License fees and royalties	1.0%	0.3%
Total revenue	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2015 or 2014.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2015 or December 31, 2014.

The Company currently purchases certain key components of its products from single suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause delays in manufacturing and a possible loss of sales, which could adversely affect the Company’s business, results of operations, and financial condition.

NOTE 12—INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Based on the Company’s net losses in prior years, management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2015 and 2014, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2015, the Company recorded an income tax provision of $47,000, resulting in an effective tax rate of (0.9)%. During the three months ended March 31, 2014, the Company recorded an income tax provision of $24,000, resulting in an effective tax rate of (0.5)%. The income tax provisions for the three months ended March 31, 2015 and 2014 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability.

NOTE 13—SUBSEQUENT EVENT

Stock-Based Compensation

On April 27, 2015, an additional 2.3 million shares of Company common stock were authorized for issuance under the 2002 Plan.

Also on April 27, 2015, non-employee directors of the Company were granted non-qualified stock options to purchase a combined total of 657,489 shares of Company common stock, as annual compensation for serving on the Board. These options were granted at an exercise price of $2.27, the average closing market price of the Company’s stock for the trailing 12 months prior to grant date, and vest over a 12-month period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, as amended on April 29, 2015 (the “2014 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Biolase, Inc. (“Biolase” and, together with its consolidated subsidiaries, the “Company,” “we”, “our” or “us” ) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions, or expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, depreciation and amortization, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC or as of the date on which the information incorporated by reference was filed with the SEC, as applicable, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	global economic uncertainty and volatility in financial markets;

•	inability to raise additional capital on terms acceptable to us;

•	our relationships with, and the efforts of, third-party distributors;

•	our inability to overcome the hesitation of dentists and patients to adopt laser technologies;

•	failure in our efforts to train dental practitioners;

•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;

•	failure of our intellectual property rights to adequately protect our technologies;

•	potential third-party claims that our products infringe their intellectual property rights;

•	warranty obligations if our products are defective;

•	litigation, including the failure of our insurance policies to cover certain expenses related to litigation or our inability to reach a final settlement related to certain litigation;

•	failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;

•	a change in suppliers, including our inability to purchase certain key components of our products from suppliers other than our current ones;

•	our inability to effectively manage and implement our growth strategies; and

•	failure of our efforts to emphasize the importance of our imaging products to translate into increased sales of the same.

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2014 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Overview

We are a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, in-office, chair-side milling machines and three-dimensional printers. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to market and sell our laser systems in the United States and also have the necessary registrations to market and sell our laser systems in Canada, the European Union, and many other countries outside the U.S. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: WaterLase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the WaterLase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of March 31, 2015, we had approximately 200 issued and 150 pending U.S. and international patents, the majority of which are related to WaterLase technology. From 1998 through March 31, 2015, we sold approximately 28,300 laser systems in over 80 countries around the world. Contained in this total are over 10,800 WaterLase systems, including more than 6,800 WaterLase MD and iPlus systems.

Recent Developments

Significant Leadership Changes

Consistent with our goal to refocus our energies on strengthening leadership, worldwide competitiveness and attention to our professional customers and their patients, we announced the appointment of a new Chief Financial Officer in March 2015.

New Product Offerings

In February 2015, we launched the WaterLase iPlus 2.0 along with our exclusive Practice Growth Guarantee, the latter of which essentially guarantees growth in our clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. The WaterLase iPlus 2.0 includes innovations and improvements designed to enhance patients’ and dentists’ experiences and generate practice growth for dental practitioners through routine use. The WaterLase iPlus 2.0 also marks the debut of the SureFire YSGG Delivery System, which ensures greater uptime through enhanced precision, performance and reliability.  Building on the gold standard for comfortable laser delivery systems, SureFire has redesigned optics that efficiently deliver precise laser energy with a replaceable, disposable shield for better dependability.  Still the most flexible, tension-free delivery system available, SureFire offers improved clinical access and comfort with its minimally-invasive flagship dental laser system and exclusive contra-angle hand-piece.

In December 2014, we introduced the EPIC X diode laser, an enhanced soft-tissue laser system featuring upgrades and improvements from our EPIC 10, which was released in 2012. EPIC X includes enhancements to nearly every system component to optimize treatment speed and efficiency, including pre-initiated diode tips, allowing dentists to significantly reduce procedure time.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 41 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2014 Form 10-K. We believe that there have been no significant changes during the three months ended March 31, 2015 in our critical accounting policies from those disclosed in Item 7 of the 2014 Form 10-K, except as disclosed in Note 2 of this Form 10-Q.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended
	March 31,
	2015	2014
Products and services revenue	99.0%	99.7%
License fees and royalty revenue	1.0%	0.3%
Net revenue	100.0%	100.0%
Cost of revenue	70.4%	65.8%
Gross profit	29.6%	34.2%
Operating expenses:
Sales and marketing	43.8%	38.7%
General and administrative	23.8%	26.8%
Engineering and development	16.6%	8.4%
Excise tax	0.5%	0.5%
Legal settlement	(6.7%)	—%
Total operating expenses	78.0%	74.4%
Loss from operations	(48.4%)	(40.2%)
Non-operating loss, net	(1.2%)	(2.0%)
Loss before income tax provision	(49.6%)	(42.2%)
Income tax provision	0.4%	0.2%
Net loss	(50.0%)	(42.4%)

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results and that, in some respects, these non-GAAP financial measures are more indicative of the Company’s ongoing core operating performance than their GAAP equivalents.

Management also believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provide a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented herein have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from the non-GAAP financial measures used by other companies.

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

	Three Months Ended
	March 31,
	2015	2014
GAAP net loss, as reported	$(5,436)	$(4,887)
Adjustments:
Interest expense, net	—	230
Income tax provision	47	24
Depreciation and amortization	158	175
Stock-based, other equity instruments, and other non-cash compensation	700	371
Non-GAAP net loss	$(4,531)	$(4,087)

Comparison of Results of Operations

Three months ended March 31, 2015 and 2014

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2015 (“First Quarter 2015”) and 2014 (“First Quarter 2014”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2015		2014		Change	Change
Laser systems	$7,008	64.6%	$6,955	60.4%	$53	0.8%
Imaging systems	341	3.1%	1,196	10.4%	(855)	(71.5%)
Consumables and other	1,902	17.5%	1,603	13.9%	299	18.7%
Services	1,500	13.8%	1,725	15.0%	(225)	(13.0%)
Total products and services	10,751	99.0%	11,479	99.7%	(728)	(6.3%)
License fees and royalty	104	1.0%	39	0.3%	65	166.7%
Net revenue	$10,855	100.0%	$11,518	100.0%	$(663)	(5.8%)

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the three months ended March 31, 2015 and 2014, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2015		2014		Change	Change
United States	$5,930	54.6%	$6,709	58.2%	$(779)	(11.6%)
International	4,925	45.4%	4,809	41.8%	116	2.4%
Net revenue	$10,855	100.0%	$11,518	100.0%	$(663)	(5.8%)

The overall decrease in period-over-period net revenue resulted from decreases in domestic imaging systems and services revenue, partially offset by increases in domestic and international laser systems revenue and domestic consumables and other revenue. Laser system net revenue increased by approximately $53,000, or 0.8%, in First Quarter 2015 compared to First Quarter 2014, and net revenue from imaging systems decreased by approximately $855,000, or 71.5%, in First Quarter 2015 compared to First Quarter 2014. The quarter-over-quarter decrease was primarily due to a decline in worldwide imaging revenue and approximately $600,000 resulting from the negative impact of foreign currency exchange rate fluctuations, partially offset by increases in consumables and license fees and royalty revenue.  Excluding the decline in worldwide imaging revenue, there was a modest year-over-year revenue increase in our core dental laser systems business during First Quarter 2015.

Consistent with our goal to refocus our energies on strengthening leadership, worldwide competitiveness and attention to our professional customers and their patients, in First Quarter 2015, we accomplished our goal to reverse the declining sales of WaterLase that has occurred over the last two years.  During First Quarter 2015, units sold from sales of our flagship WaterLase laser systems increased by 8.7%, as compared to First Quarter 2014. The decrease in net revenue from imaging systems in First Quarter 2015 as compared to First Quarter 2014 is attributable to our shifted focus to our flagship WaterLase laser systems.  We expect to revitalize our emphasis on the importance of our imaging products beginning in the second quarter of 2015.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, increased by approximately $299,000, or 18.7%, in First Quarter 2015 compared to First Quarter 2014. This increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, decreased by approximately $225,000, or 13.0%, for First Quarter 2015, as compared to First Quarter 2014. The decrease was primarily due to the extension of warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014, which was first implemented in June 2014 (the “Second Year Warranty”).

License fees and royalty revenue increased by approximately $65,000, or 166.7%, to $104,000 in First Quarter 2015 compared to $39,000 for First Quarter 2014. These license fees and royalty revenue were attributable to intellectual property related to our laser technologies and past-due royalty revenue recovered in connection with our patent infringement lawsuit settlement. For a detailed discussion of the intellectual property litigation and related settlement, see Note 9 – Commitments and Contingencies.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the three months ended March 31, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2015		2014		Change	Change
Net revenue	$10,855	100.0%	$11,518	100.0%	$(663)	(5.8%)
Cost of revenue	7,645	70.4%	7,577	65.8%	68	0.9%
Gross profit	$3,210	29.6%	$3,941	34.2%	$(731)	(18.5%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The decrease in gross profit as a percentage of revenue for First Quarter 2015, as compared to First Quarter 2014, was mainly attributable to increased international sales volume, increased promotions related to the launch of EPIC X and WaterLase iPlus 2.0, and increased warranty expenses as a result of the Second Year Warranty.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended March 31, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,			Amount	Percent
	2015			2014		Change	Change
Sales and marketing	$4,754	43.8%	$4,455		38.7%	$299	6.7%
General and administrative	2,587	23.8%	3,083		26.8%	(496)	(16.1%)
Engineering and development	1,803	16.6%	973		8.4%	830	85.3%
Excise tax	56	0.5%	65		0.5%	(9)	(13.8%)
Legal settlement	(731)	(6.7%)	—		—%	(731)	N/A
Total operating expenses	$8,469	78.0%	$8,576		74.4%	$(107)	(1.2%)

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The increase to sales and marketing expense was primarily a result of increased media and advertising expenses of $208,000 and increased payroll and consulting related expenses of $542,000, partially offset by decreased convention related expenses of $306,000 and commissions of $143,000. The increase to media and advertising expenses are the result of our efforts to enhance customer acquisition, customer retention and global brand awareness. The increase to payroll and consulting related expenses (i) is attributable to the increased headcount in our sales and marketing team domestically and internationally as we continue to expand into new and existing markets and (ii) includes an increase of $168,000 in stock-based compensation primarily attributable to grants to existing and new employees.

General and Administrative Expense. The decrease to general and administrative expense was primarily due to decreased legal expenses and professional fees of $627,000, a decrease to our provision for doubtful accounts of $215,000 and decreased investor relations expenses of $110,000, partially offset by increased payroll and consulting related expenses of $396,000. The decrease in legal expenses and professional fees resulted from the atypical defense of the director dispute and resulting shareholder litigation incurred during First Quarter 2014. The increase in payroll and consulting related expenses resulted from a higher headcount in certain functions to support growth in our business, including an increase of $121,000 in stock-based compensation primarily attributable to grants to existing and new employees.

Engineering and Development Expense. The increase to engineering and development expense was primarily due to increased payroll, consulting and temporary labor expenses of $525,000, and increased operating supplies cost of $225,000, resulting from our focused efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies, which we believe will further strengthen our worldwide leadership position.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $56,000, or 0.5% of net revenue, for First Quarter 2015 as compared to $65,000, or 0.5% of net revenue, for First Quarter 2014.

Legal Settlement. On April 12, 2012, we filed a patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) in Düsseldorf District Court alleging infringement with respect to the Fotona Fidelis dental laser system. On March 24, 2015, we entered into a settlement agreement with Fotona.  We allocated $731,000 of the settlement amount toward the recovery of our legal expenses related to litigation. For a more detailed discussion of the intellectual property litigation, see Note 9 – Commitments and Contingencies.

(Loss) Gain on Foreign Currency Transactions. We realized a $130,000 loss on foreign currency transactions for First Quarter 2015, compared to a $2,000 gain on foreign currency transactions for First Quarter 2014 due to exchange rate fluctuations between the U.S. dollar and other currencies, including, primarily the Euro.

Interest Expense, Net. Interest expense consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. There was no interest expense for First Quarter 2015. Interest expense totaled approximately $230,000 for First Quarter 2014. The decrease was a result of the Company paying in full all amounts due under the revolving lines of credit with Comerica Bank in July 2014.

Income Tax Provision (Benefit). We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $47,000 for First Quarter 2015, compared to a provision of $24,000 for First Quarter 2014. The increase of $23,000, or 95.8%, in income tax provision was primarily due to increased international sales revenue, which accounted for 45.4% of net revenue in First Quarter 2015 and 41.8% of net revenue in First Quarter 2014. For additional information regarding income taxes, see Note 12 – Income Taxes.

Net Loss. Our net loss totaled approximately $5.4 million for First Quarter 2015 compared to a net loss of $4.9 million for First Quarter 2014. The increase in net loss of approximately $549,000, or 11.2%, was primarily due to a decrease in gross profit of $731,000, partially offset by a decrease to total operating expenses of $107,000.

Liquidity and Capital Resources

At March 31, 2015, we had approximately $23.7 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $7.8 million at March 31, 2015 as compared to December 31, 2014, was primarily driven by cash used in operating activities of $7.4 million, cash used in investing activities of $228,000 and effect of exchange rate changes of $193,000, partially offset by cash provided by financing activities of $2,000.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net cash flows used in operating activities	$(7,402)	$(2,797)
Net cash flows used in investing activities	(228)	(85)
Net cash flows provided by financing activities	2	3,276
Effect of exchange rate changes	(193)	1
Net change in cash and cash equivalents	$(7,821)	$395

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2015, totaled $7.4 million and was primarily comprised of our net loss of $5.4 million plus an increase in inventory of $664,000, an increase in accounts receivable of $860,000, an increase in restricted cash of $200,000, an increase in prepaid expenses and other assets of $677,000, and a decrease in accounts payable and accrued liabilities of $1.1 million, partially offset by decreases in deferred revenue of $535,000 and customer deposits of $64,000.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 consisted primarily of $228,000 of capital expenditures. For fiscal 2015, we expect capital expenditures to total approximately $1.3 million and we expect depreciation and amortization to total approximately $700,000.

Financing Activities

Net cash provided by financing activities for three months ended March 31, 2015 of $2,000 resulted from net proceeds received from stock options exercised of $44,000, partially offset by our deposit on capital lease of $42,000.

Effect of Exchange Rate

The $193,000 decrease in effect of exchange rate on cash for First Quarter 2015 was primarily due to a recognized $130,000 loss on foreign currency transactions.

Future Liquidity Needs

As of March 31, 2015, we had working capital of approximately $33.2 million. Our principal sources of liquidity at March 31, 2015 consisted of approximately $23.7 million in cash and cash equivalents and $9.8 million of net accounts receivable.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, Comfortpulse®, WaterLase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, WaterLase MD®, WaterLase Dentistry®, Galaxy BioMill®, Occulase iPlus®, Epic Diode Laser®, Waterlase MD®, Geyser®, Epic Laser®, Dermalase®, Occulase®, and Diolase® are registered trademarks of BIOLASE, Inc., and Diolase™, HydroPhotonics™, LaserPal™, HydroBeam™, Occulase MD™, Epic™, Deltalaser™, Delta™, Biolase DaVinci Imaging™, Oculase™, Practice Growth Guarantee™ and Practice Growth. Guaranteed™ are trademarks of BIOLASE, Inc.  All other product and company names are registered trademarks or trademarks of their respective owners.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the 2014 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, please refer to Part I, Item 1, Note 9 to the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2014 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1		3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation, effective as of May 14, 2012		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation, effective as of October 30, 2014		8-A/A		3.1.3	11/04/2014
3.2.1	Sixth Amended and Restated Bylaws of Biolase, Inc., adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014
10.1	Separation Agreement with General Release of All Claims, dated January 31, 2015, by and between Frederick D. Furry and Biolase, Inc.	X
10.2	Employment Agreement, dated February 22, 2015 and entered into on February 24, 2015, by and between David Dreyer and Biolase, Inc.		10-K	12/31/2014	10.25	03/06/2015
10.3	Third Amendment to Lease, dated March 16, 2015, by and between The Irvine Company LLC and Biolase, Inc.	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

		X

*  Management compensatory plan or arrangement

+  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2015

BIOLASE, INC.,
(Registrant)
By:	/s/ JEFFREY M. NUGENT
Jeffrey M. Nugent
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ DAVID C. DREYER
David C. Dreyer
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)