Form 10-Q
period 2015-06-30
BIOLASE, INC
filed 2015-08-07
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of July 31, 2015, was 58,190,671 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$19,922	$31,560
Restricted cash equivalent	200	—
Accounts receivable, less allowance of $1,987 in 2015 and $1,711 in 2014	9,778	9,004
Inventory, net	13,680	12,508
Prepaid expenses and other current assets	1,631	1,726
Total current assets	45,211	54,798
Property, plant, and equipment, net	2,366	1,295
Intangible assets, net	79	114
Goodwill	2,926	2,926
Other assets	761	270
Total assets	$51,343	$59,403
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,849	$8,357
Accrued liabilities	5,913	5,188
Customer deposits	96	112
Deferred revenue, current portion	3,050	2,494
Total current liabilities	17,908	16,151
Deferred income taxes	708	677
Deferred revenue, long-term	201	—
Capital lease obligation	238	—
Warranty accrual, long-term	868	519
Other liabilities, long-term	365	—
Total liabilities	20,288	17,347
Commitments, contingencies, and subsequent event (Notes 9 and 13)
Stockholders' equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000 shares authorized in 2015 and 2014, respectively; 58,188 and 58,115 shares issued and outstanding in 2015 and 2014, respectively	58	58
Additional paid-in-capital	186,907	185,231
Accumulated other comprehensive loss	(757)	(557)
Accumulated deficit	(155,153)	(142,676)
Total stockholders' equity	31,055	42,056
Total liabilities and stockholders' equity	$51,343	$59,403

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Products and services revenue	$11,835	$10,140	$22,586	$21,619
License fees and royalty revenue	34	46	138	85
Net revenue	11,869	10,186	22,724	21,704
Cost of revenue	8,168	6,457	15,813	14,034
Gross profit	3,701	3,729	6,911	7,670
Operating expenses:
Sales and marketing	4,743	3,569	9,497	8,024
General and administrative	3,916	5,310	6,503	8,393
Engineering and development	1,974	978	3,777	1,951
Excise tax	97	64	153	129
Legal settlement	—	—	(731)	—
Total operating expenses	10,730	9,921	19,199	18,497
Loss from operations	(7,029)	(6,192)	(12,288)	(10,827)
Gain (loss) on foreign currency transactions	1	(33)	(129)	(31)
Interest income (expense), net	23	(185)	23	(415)
Non-operating income (loss), net	24	(218)	(106)	(446)
Loss before income tax provision	(7,005)	(6,410)	(12,394)	(11,273)
Income tax provision	36	29	83	53

Net loss	(7,041)	(6,439)	(12,477)	(11,326)
Other comprehensive (loss) income items:
Foreign currency translation adjustment	33	(9)	(200)	(8)
Comprehensive loss	$(7,008)	$(6,448)	$(12,677)	$(11,334)

Net loss per share:
Basic	$(0.12)	$(0.17)	$(0.21)	$(0.31)
Diluted	$(0.12)	$(0.17)	$(0.21)	$(0.31)
Shares used in the calculation of net loss per share:
Basic	58,180	37,629	58,163	37,045
Diluted	58,180	37,629	58,163	37,045

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(12,477)	$(11,326)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	324	352
Loss on disposal of property, plant, and equipment, net	—	2
Provision for bad debts	281	754
Provision for inventory excess and obsolescence	—	261
Amortization of discounts on lines of credit	—	200
Amortization of debt issuance costs	—	128
Stock-based compensation	1,635	586
Other non-cash compensation	—	123
Deferred income taxes	31	30
(Earned) incurred interest (income) expense, net	(23)	15
Changes in operating assets and liabilities:
Restricted cash	(200)	—
Accounts receivable	(1,031)	3,774
Inventory	(1,172)	(733)
Prepaid expenses and other assets	(385)	(11)
Customer deposits	(16)	(145)
Accounts payable and accrued liabilities	1,237	3,319
Deferred revenue	757	(231)
Net cash and cash equivalents used in operating activities	(11,039)	(2,902)
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(433)	(123)
Proceeds from disposal of property, plant, and equipment	—	1
Net cash and cash equivalents used in investing activities	(433)	(122)
Cash Flows from Financing Activities:
Borrowings under lines of credit	—	15,575
Payments under lines of credit	—	(16,904)
Payments of debt issue costs	—	(45)
Proceeds from equity offering, net of expenses	—	4,793
Deposit on capital lease	(42)	—
Proceeds from exercise of stock options and warrants	44	256
Net cash and cash equivalents provided by financing activities	2	3,675
Effect of exchange rate changes	(168)	(8)
Change in cash and cash equivalents	(11,638)	643
Cash and cash equivalents, beginning of period	31,560	1,440
Cash and cash equivalents, end of period	$19,922	$2,083
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$—	$101
Income taxes paid	$44	$34
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$405	$—
Accrued capital expenditures and tenant improvement allowance	$555	$39

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company,” “we,” “our,” or “us”) incorporated in Delaware in 1987, is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, in-office, chair-side milling machines, and three-dimensional printers.

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

The consolidated results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, as amended on April 29, 2015 (the “2014 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss and used cash in operating activities for the three and six months ended June 30, 2015. The Company has also suffered recurring losses from operations during the three years ended December 31, 2014.

As of June 30, 2015, the Company had working capital of approximately $27.3 million. The Company’s principal sources of liquidity at June 30, 2015 consisted of approximately $20.1 million in cash and restricted cash equivalent and $9.8 million of net accounts receivable.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2014 Form 10-K. Management believes that there have been no significant changes during the three and six months ended June 30, 2015 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2014 Form 10-K, except with regard to restricted cash equivalent as set forth below.

Restricted Cash Equivalent

The restricted cash equivalent represents a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards. At June 30, 2015, the restricted cash equivalent balance was $200,000.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard during the year ending December 31, 2018.

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

In July 2015, the FASB recently issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), as part of its simplification initiative. The standard requires inventory within the scope of ASU 2015-11 to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using LIFO or the retail inventory method. ASU 2015-11 applies to all entities and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014 and April 27, 2015) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as its consultants. As of June 30, 2015, a total of 11,550,000 shares have been authorized for issuance under the 2002 Plan, of which 3,031,000 shares of Biolase common stock have been issued pursuant to options that were exercised, 6,157,000 shares of Biolase common stock have been reserved for options and restricted stock units that are outstanding, and 2,362,000 shares of Biolase common stock remain available for future grants.

Stock-based compensation cost recognized in operating results totaled approximately $935,000 and $276,000 for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $586,000 for the six months ended June 30, 2015 and 2014, respectively. The net impact to earnings were $(0.02) and $(0.01) per basic and diluted share for the three months ended June 30, 2015 and 2014, respectively, and $(0.03) and $(0.02) per basic and diluted share for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had approximately $4.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$62	$41	$138	$87
Sales and marketing	194	112	487	237
General and administrative	612	101	848	216
Engineering and development	67	22	162	46
	$935	$276	$1,635	$586

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term	5.5 years	4.2 years	5.9 years	3.8 years
Volatility	87.70%	96.50%	91.01%	97.91%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.54%	1.69%	1.65%	1.66%

A summary of option activity under the 2002 Plan for the six months ended June 30, 2015 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding at December 31, 2014	3,391,000	$3.11	2.97	$1,063,000
Granted	3,096,000	$2.35
Exercised	(38,000)	$1.15
Forfeited, cancelled, or expired	(329,000)	$3.16
Options outstanding at June 30, 2015	6,120,000	$2.74	5.95	$113,000
Options exercisable at June 30, 2015	2,862,000	$3.05	2.64	$94,000
Vested options expired during the quarter ended June 30, 2015	113,000	$3.09

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are provided in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Proceeds from stock options exercised	$—	$8	$44	$255
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$12	$52	$95
Weighted-average fair value of options granted during period	$1.42	$1.32	$1.70	$1.73
Total fair value of shares vested during the period	$440	$302	$733	$648

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

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to acquire shares of Biolase common stock as approved by Biolase’s board of directors (the “Board”). For the three and six months ended June 30, 2015 and 2014, the Board did not grant any RSUs. As of June 30, 2015, 37,000 shares of Biolase common stock have been reserved for RSUs that are outstanding.

Effective July 13, 2015, the Compensation Committee of the Board awarded 870,000 stock-settled restricted stock units of Biolase common stock to its President and Chief Executive Officer in connection with his employment agreement with the Company.

Warrants

The Company issues warrants to acquire shares of Biolase common stock underlying such warrants as approved by the Board.

A summary of warrant activity for the six months ended June 30, 2015 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2014	888,000	$6.04
Granted	—
Exercised	—
Forfeited, cancelled, or expired	—
Warrants outstanding at June 30, 2015	888,000	$6.04
Warrants exercisable at June 30, 2015	753,000	$6.40
Vested warrants expired during the quarter ended June 30, 2015	—	N/A

No warrants were exercised during the three and six months ended June 30, 2015 and 2014.

Other Stock-Based Awards

Effective March 9, 2015, the Compensation Committee of the Board granted non-qualified stock options to purchase up to 871,710 shares of Biolase common stock to its Chief Financial Officer in connection with his employment agreement with Biolase. These options were granted at an exercise price of $1.99 per share, the closing price of Biolase common stock on the grant date. These options expire ten years from the grant date and vest in two tranches as follows: (i) as to options to purchase 523,026 shares (the “First Tranche”), options to purchase 130,757 shares vest and become exercisable on March 9, 2016, and options to purchase 10,896 shares vest and become exercisable each month following March 9, 2016 for a period of 35 consecutive months, and options to purchase 10,909 shares vest and become exercisable on March 9, 2019, and (ii) as to options to purchase 348,684 shares (the “Second Tranche”), 248,684 of such shares vest and become exercisable on March 9, 2025. In June 2015, the Compensation Committee accelerated the vesting of 100,000 of the Second Tranche options that had previously been scheduled to vest on March 9, 2025, such that such options vested and became exercisable as of June 23, 2015. The fair value of the First Tranche of $1.48 per share was estimated using the Black-Scholes option-pricing model with assumptions of 6.1 years for expected term, 88.79% volatility and 1.83% risk-free interest rate. The fair value of the Second Tranche of $1.70 per share was estimated using the Black-Scholes option-pricing model with assumptions of 10.0 years for expected term, 87.87% volatility and 2.19% risk-free interest rate.

Effective July 13, 2015, the Compensation Committee of the Board granted non-qualified stock options to purchase up to 870,000 shares of Biolase common stock to its President and Chief Executive Officer in connection with his employment agreement with Biolase. These options were granted at an exercise price of $1.65 per share, the closing price of Biolase common stock on the grant date. These options expire ten years from the grant date and vest over four years, with options to purchase 217,500 shares vesting and becoming exercisable on July 13, 2016 and options to purchase 18,125 shares vesting and becoming exercisable each month following July 13, 2016 for a period of 36 consecutive months.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of Biolase common stock outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 16,251,000 shares (including 9,206,000 shares underlying warrants issued in connection with the private placement completed by the Company on November 7, 2014) were not included in the computation of diluted loss per share for the three and six months ended June 30, 2015 as a result of their anti-dilutive effect. For the same 2014 period, anti-dilutive outstanding stock options and warrants to purchase 4,942,000 shares were not included in the computation of diluted loss per share.

Stock Dividend

In February 2014, the Board declared a one-half percent stock dividend payable March 28, 2014, to stockholders of record on March 14, 2014. During 2015, the Board has not declared any stock dividends. There is no assurance, with respect to the amount or frequency, that any stock dividend will be declared in the future.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$3,564	$2,857
Work-in-process	1,529	1,348
Finished goods	8,587	8,303
Inventory, net	$13,680	$12,508

Inventory is net of a provision for excess and obsolete inventory totaling $1.9 million and $2.4 million as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
Building	$206	$226
Leasehold improvements	1,201	1,197
Equipment and computers	5,369	4,948
Furniture and fixtures	425	413
Construction in progress	953	4
	8,154	6,788
Accumulated depreciation	(5,948)	(5,669)
	2,206	1,119
Land	160	176
Property, plant, and equipment, net	$2,366	$1,295

The cost of fixed assets acquired under the capital lease of $405,000 is included in the above as part of construction in progress.  For additional information on the capital lease, see Note 9 – Commitments and Contingencies. Depreciation expense related to property, plant, and equipment totaled $149,000 and $289,000 for the three and six months ended June 30, 2015, respectively, and $160,000 and $317,000 for the three and six months ended June 30, 2014, respectively.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2015 and determined that there was no impairment. The Company also tests its intangible assets and goodwill if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand for its products or significant economic slowdowns, are present. No events have occurred since June 30, 2015 that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three and six months ended June 30, 2015 totaled $17,000 and $35,000, respectively, and $17,000 and $35,000, respectively, for the same periods in 2014. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of June 30, 2015				As of December 31, 2014
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,914)	$—	$—	$1,914	$(1,907)	$—	$7
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(738)	—	79	817	(710)	—	107
Total	$2,800	$(2,721)	$—	$79	$2,800	$(2,686)	$—	$114
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
Payroll and benefits	$2,384	$1,905
Warranty accrual, current portion	1,129	930
Taxes	339	139
Accrued professional services	1,672	1,581
Accrued capital lease payments	157	—
Accrued insurance premium	53	450
Other	179	183
Total accrued liabilities	$5,913	$5,188

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Initial warranty accrual, beginning balance	$1,667	$1,025	$1,449	$1,096
Provision for estimated warranty cost	545	461	996	609
Warranty expenditures	(215)	(231)	(448)	(450)
	1,997	1,255	1,997	1,255
Less warranty accrual, long-term	868	247	868	247
Total warranty accrual, current portion	$1,129	$1,008	$1,129	$1,008

In June 2014, the Company extended the warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014.

Current portion of deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
Undelivered elements (training, installation, and product and support services)	$1,636	$952
Extended warranty contracts	1,414	1,542
Deferred revenue, current portion	$3,050	$2,494

In connection with the Company’s initiatives to measure and improve customer satisfaction and concurrent with the launch of WaterLase iPlus 2.0 in February 2015, the Company introduced its exclusive Practice Growth Guarantee, which is a program that essentially guarantees growth in the Company’s clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. Consistent with the Company’s standard terms and conditions applicable to all of its products, the Practice Growth Guarantee does not give the customer the right to return purchased laser systems or receive a refund of any amount of the purchase price. However, the Practice Growth Guarantee does provide for additional training opportunities and certain billing and marketing support activities to the customer. The Company has estimated additional deferred revenue related to the Practice Growth Guarantee for all WaterLase iPlus 2.0 system sales during the six months ended June 30, 2015 to be approximately $94,000.

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

Lockbox arrangements under the revolving bank facilities provided that substantially all of the income generated was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of Comerica Bank. Cash was disbursed from Comerica Bank to the Company only after payment of the applicable debt service and principal. At December 31, 2014, there were no restricted cash amounts. The Company’s obligations were generally secured by substantially all of the Company’s assets then owned or thereafter acquired.

During the three and six months ended June 30, 2014, the Company incurred $35,000 and $45,000, respectively, of Comerica Bank commitment fees and legal costs associated with the various waivers and amendments. Commitment fees and legal costs associated with acquiring and maintaining the credit facilities were capitalized and amortized on a straight-line basis as interest expense over the remaining term of the Credit Agreements.

Other Borrowings

The Company financed a portion of its annual insurance premiums which it pays in installments over nine months. As of June 30, 2015, no amounts were outstanding under this arrangement. As of June 30, 2014, $74,000 was outstanding under this arrangement at an annual interest rate of 2.85% and was included in accrued liabilities in the accompanying consolidated financial statements. The Company incurred interest expense associated with the financed insurance premiums of approximately $1,000 and $2,000 during the three and six months ended June 30, 2014, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating or capital lease arrangements. In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment. Future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments, for the years ending December 31, 2015, 2016 and 2017 are $86,000, $171,000, and $159,000, respectively. The amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate of 4.29% at the inception of the lease totaled $23,000. The present value of net minimum lease payments are reflected on the Consolidated Balance Sheets as current and noncurrent obligations of $157,000 within accrued liabilities and $238,000 within capital lease obligation, respectively.

In March 2015, the corporate headquarters and manufacturing facility lease was amended to extend the term through April 30, 2020, modify provisions for tenant improvement allowance of up to $398,000, and adjust the basic rent terms. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2015, 2016, 2017, and 2018 and thereafter totaled $354,000, $694,000, $652,000, and $1.5 million, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.1 million, in the aggregate, at June 30, 2015. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of June 30, 2015, approximately $334,000 was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. As of June 30, 2015, the Company had $12.6 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand.

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

On June 5, 2015, the United States District Court for the Central District of California approved, on a preliminary basis, the settlement of the consolidated securities class action lawsuit. The hearing on the final approval of the settlement is scheduled for October 9, 2015. Although there can be no assurance that such agreement will be finalized and receive final approval from the court, as of the date of these financial statements, management does not expect the Company to incur additional expenses related to this matter due to certain insurance coverage in place.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board. On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Board.  On July 1, 2014, the Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  The Patent Trial and Appeal Board issued its Decision on Appeal on July 1, 2015.  The Decision on Appeal rejected 38 of 42 patent claims.  Accordingly, CAO filed a Request for Rehearing on July 31, 2015.

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

Subsequent to the foregoing responses, on March 24, 2015 the parties reached an agreement to settle the foregoing litigation and to dismiss the litigation with prejudice.  As part of the settlement, Fotona agreed to pay the Company a total of $1.4 million, with $550,000 payable within 10 days of March 24, 2015 and the remaining, $825,000 payable in three increments of $275,000 each to be paid no later than the first, second, and third anniversary of the effective date of the agreement. Pursuant to the settlement agreement, the Company (i) granted Fotona a three-year, non-exclusive, paid-up license in the United States market and a five-year, non-exclusive, paid-up license in markets outside of the United States and (ii) agreed to grant Fotona a non-exclusive, royalty-based license following the expiration of the paid-up licenses.  The Company calculated the present value of the settlement amount to be $1.2 million and allocated such amount to each significant element of the settlement on a relative fair value basis. $731,000 and $68,000 was allocated towards the recovery of the Company’s legal expenses and as settlement for the dismissal of the patent infringement lawsuit and are reflected as legal settlement and license fees and royalty revenue, respectively, on the Consolidated Statements of Operations and Comprehensive Loss. The remaining amount of $379,000 was allocated towards the three-year, non-exclusive, paid-up license in the United States market and the five-year, non-exclusive, paid-up license in markets outside of the United States which was reflected within other assets and long-term deferred revenue on the Consolidated Balance Sheets.  The deferred revenue is being recognized as license revenue over the terms of the paid-up licenses.

Other Matters

In the normal course of business, the Company may be subject to other legal proceedings, lawsuits, and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, the Company’s management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations, or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three and six months ended June 30, 2015, sales in the United States accounted for approximately 62% and 59% of net revenue, respectively, and international sales accounted for approximately 38% and 41% of net revenue, respectively. For the three and six months ended June 30, 2014, sales in the United States accounted for approximately 62% and 60% of net revenue, respectively, and international sales accounted for approximately 38% and 40% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$7,386	$6,328	$13,316	$13,037
International	4,483	3,858	9,408	8,667
	$11,869	$10,186	$22,724	$21,704

No individual country, other than the United States, represented more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $338,000 and $374,000 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 11—CONCENTRATIONS

Revenue from the Company’s products for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Laser systems	65.6%	62.9%	65.1%	61.6%
Imaging systems	4.5%	6.8%	3.8%	8.7%
Consumables and other	15.9%	14.3%	16.7%	14.1%
Services	13.7%	15.5%	13.8%	15.2%
License fees and royalties	0.3%	0.5%	0.6%	0.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2015 or 2014.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2015 or December 31, 2014.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2015 and 2014, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2015, the Company recorded an income tax provision of $36,000 and $83,000, respectively, resulting in an effective tax rate of (0.5)% and (0.7)%, respectively. During the three and six months ended June 30, 2014, the Company recorded an income tax provision of $29,000 and $53,000, respectively, resulting in an effective tax rate of (0.5)% and (0.5)%, respectively. The income tax provisions for the three and six months ended June 30, 2015 and 2014 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability.

NOTE 13—SUBSEQUENT EVENT

Stock-Based Compensation

Effective July 13, 2015, the Compensation Committee of the Board awarded 870,000 stock-settled restricted stock units and granted non-qualified stock options to purchase up to 870,000 shares of Biolase common stock to its President and Chief Executive Officer in connection with his employment agreement with Biolase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of Biolase, Inc. (“Biolase”) and its consolidated subsidiaries (together with Biolase, the “Company”, “we”, “our”, or “us”)included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, as amended on April 29, 2015 (the “2014 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, depreciation and amortization, needs for additional financing, use of working capital, effects of foreign currency exchange rates, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, the perceived benefits of any technology acquisitions, critical accounting policies, the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

The forward-looking statements contained in this Item 2 are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC or as of the date on which the information incorporated by reference was filed with the SEC, as applicable, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

We offer two categories of laser system products: WaterLase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the WaterLase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of June 30, 2015, we had approximately 185 issued and 115 pending U.S. and international patents, the majority of which are related to WaterLase technology. From 1998 through June 30, 2015, we sold over 29,000 laser systems in over 80 countries around the world. Contained in this total are over 10,900 WaterLase systems, including approximately 6,900 WaterLase MD and iPlus systems.

Recent Developments

Significant Leadership Changes

Consistent with our goal to refocus our energies on strengthening leadership, worldwide competitiveness and attention to our professional customers and their patients, we announced the appointment of a new Chief Financial Officer in March 2015 and a new President and Chief Executive Officer in July 2015. Collectively, they bring with them to Biolase decades of experience and expertise in the medical device, dental and healthcare fields.

New Product Offerings

In February 2015, we launched the WaterLase iPlus 2.0, our next generation minimally invasive all-tissue flagship laser, along with our exclusive Practice Growth Guarantee, the latter essentially guarantees growth in our clients’ dental practices through focused training on a select number of clinical procedures and with billing and marketing support for dentists included. The WaterLase iPlus 2.0 includes innovations and improvements designed to enhance patients’ and dentists’ experiences and generate practice growth for dental practitioners through routine use. During the second quarter of 2015, the Practice Growth Guarantee program was fully implemented in the United States. By partnering with our WaterLase iPlus 2.0 customers via the Practice Growth Guarantee program, we are actively and routinely soliciting feedback, providing them and us highly valuable information.

The WaterLase iPlus 2.0 also marks the debut of the SureFire YSGG Delivery System, which ensures greater uptime through enhanced precision, performance and reliability.  Building on the gold standard for comfortable laser delivery systems, SureFire has redesigned optics that efficiently deliver precise laser energy with a replaceable, disposable shield for better dependability.  Still the most flexible, tension-free delivery system available, SureFire offers improved clinical access and comfort with its minimally-invasive flagship dental laser system and exclusive contra-angle hand-piece. The significance of these improvements has been confirmed by positive feedback from new and existing customers alike, who have indicated that Surefire meets or exceeds their expectations for reliability.

In December 2014, we introduced the EPIC X diode laser, an enhanced soft-tissue laser system featuring upgrades and improvements from our EPIC 10, which was released in 2012. EPIC X includes enhancements to nearly every system component to optimize treatment speed and efficiency, including pre-initiated diode tips, allowing dentists to significantly reduce procedure time. In the second quarter of 2015, we saw an increase in demand for EPIC X, solidifying our leadership position in this category.  Dentists, hygienists, office staff, and patients are experiencing the clinical benefits provided by the EPIC X.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2014 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2015 in our critical accounting policies from those disclosed in Item 7 of the 2014 Form 10-K, except as disclosed in Note 2 of this Form 10-Q.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Products and services revenue	99.7%	99.5%	99.4%	99.6%
License fees and royalty revenue	0.3%	0.5%	0.6%	0.4%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.8%	63.4%	69.6%	64.7%
Gross profit	31.2%	36.6%	30.4%	35.3%
Operating expenses:
Sales and marketing	40.0%	35.0%	41.8%	37.0%
General and administrative	33.0%	52.1%	28.6%	38.7%
Engineering and development	16.6%	9.6%	16.6%	9.0%
Excise tax	0.8%	0.6%	0.7%	0.6%
Legal settlement	—%	—%	(3.2%)	—%
Total operating expenses	90.4%	97.3%	84.5%	85.3%
Loss from operations	(59.2%)	(60.7%)	(54.1%)	(50.0%)
Non-operating income (loss), net	0.2%	(2.1%)	(0.4%)	(2.1%)
Loss before income tax provision	(59.0%)	(62.8%)	(54.5%)	(52.1%)
Income tax provision	0.3%	0.3%	0.4%	0.2%
Net loss	(59.3%)	(63.1%)	(54.9%)	(52.3%)

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

Non-GAAP Net Loss

Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, other equity instruments, and other non-cash compensation) in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. The following table contains a reconciliation of non-GAAP net loss to GAAP net loss (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP net loss, as reported	$(7,041)	$(6,439)	$(12,477)	$(11,326)
Adjustments:
Interest (income) expense, net	(23)	185	(23)	415
Income tax provision	36	29	83	53
Depreciation and amortization	166	177	324	352
Stock-based compensation, other equity instruments, and other non-cash compensation	935	338	1,635	709
Non-GAAP net loss	$(5,927)	$(5,710)	$(10,458)	$(9,797)

Comparison of Results of Operations

Three months ended June 30, 2015 and 2014

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2015 (“Second Quarter 2015”) and 2014 (“Second Quarter 2014”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
Laser systems	$7,786	65.6%	$6,408	62.9%	$1,378	21.5%
Imaging systems	533	4.5%	692	6.8%	(159)	(23.0%)
Consumables and other	1,890	15.9%	1,460	14.3%	430	29.5%
Services	1,626	13.7%	1,580	15.5%	46	2.9%
Total products and services	11,835	99.7%	10,140	99.5%	1,695	16.7%
License fees and royalty	34	0.3%	46	0.5%	(12)	(26.1%)
Net revenue	$11,869	100.0%	$10,186	100.0%	$1,683	16.5%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the three months ended June 30, 2015 and 2014, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
United States	$7,386	62.2%	$6,328	62.1%	$1,058	16.7%
International	4,483	37.8%	3,858	37.9%	625	16.2%
Net revenue	$11,869	100.0%	$10,186	100.0%	$1,683	16.5%

The overall increase in quarter-over-quarter net revenue resulted from increases in domestic and international laser systems, consumables and other revenue and services revenue, partially offset by decreases in domestic imaging systems and license fees and royalty revenue. Laser systems revenue increased by approximately $1.4 million, or 21.5% in Second Quarter 2015 compared to Second Quarter 2014.

Consistent with our goal to refocus our energies on strengthening leadership, worldwide competitiveness and attention to our professional customers and their patients, in Second Quarter 2015, we continued our efforts to reverse the declining sales of WaterLase that has occurred over the last two years.  Revenue generated from sales of our flagship WaterLase laser systems increased by 42.3% worldwide when compared to Second Quarter 2014, including increases of 47.0% and 35.2% for domestic and international sales, respectively. Quarter-over-quarter revenue from our domestic sales of diode laser systems increased by 16.8%.

Imaging systems revenue decreased by approximately $159,000, or 23.0%, in Second Quarter 2015 compared to Second Quarter 2014. The decrease in net revenue from imaging systems is attributable to our shifted focus to our flagship WaterLase laser systems.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, increased by approximately $430,000, or 29.5%, in Second Quarter 2015 compared to Second Quarter 2014. This increase in consumables and other net revenue was primarily a result of continuing auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by approximately $46,000, or 2.9%, for Second Quarter 2015, as compared to Second Quarter 2014. The slight increase is primarily due to increased sales of laser systems, leading to increased demand for our online training courses and the recognition of deferred revenue associated with the Practice Growth Guarantee program.

License fees and royalty revenue decreased by approximately $12,000, or 26.1%, to $34,000 in Second Quarter 2015 compared to $46,000 for Second Quarter 2014. License fees and royalty revenue are attributable to intellectual property related to our laser technologies and past-due royalty revenue recovered in connection with our patent infringement lawsuit settlement. For a detailed discussion of the intellectual property litigation and related settlement, see Note 9 – Commitments and Contingencies.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the three months ended June 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
Net revenue	$11,869	100.0%	$10,186	100.0%	$1,683	16.5%
Cost of revenue	8,168	68.8%	6,457	63.4%	1,711	26.5%
Gross profit	$3,701	31.2%	$3,729	36.6%	$(28)	(0.8%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The decrease in gross profit as a percentage of revenue for Second Quarter 2015, as compared to Second Quarter 2014, was mainly attributable to increased promotions related to the launch of EPIC X and WaterLase iPlus 2.0.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended June 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
Sales and marketing	$4,743	40.0%	$3,569	35.0%	$1,174	32.9%
General and administrative	3,916	33.0%	5,310	52.1%	(1,394)	(26.3%)
Engineering and development	1,974	16.6%	978	9.6%	996	101.8%
Excise tax	97	0.8%	64	0.6%	33	51.6%
Total operating expenses	$10,730	90.4%	$9,921	97.3%	$809	8.2%

The quarter-over-quarter change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The increase to sales and marketing expense was primarily a result of increased media and advertising expenses of $240,000, increased payroll and consulting-related expenses of $728,000, increased supplies of $136,000, and increased commissions of $69,000, partially offset by decreased convention related expenses of $107,000. The increase to media and advertising expenses are the result of our efforts to enhance customer acquisition, customer retention, and global brand awareness. The increase to payroll and consulting-related expenses (i) is attributable to the increased headcount in our sales and marketing team domestically and internationally as we continued to expand into new and existing markets and (ii) includes an increase of $81,000 in stock-based compensation primarily attributable to grants to existing and new employees. The increase to supplies expense includes expenses necessary to support our daily operations, including our online store.

General and Administrative Expense. The decrease to general and administrative expense was primarily due to decreased legal expenses and professional fees of $2.5 million, partially offset by increased investor relations expenses of $142,000 and increased payroll and consulting-related expenses of $833,000. The decrease in legal expenses and professional fees resulted from the atypical defense of the director dispute and resulting shareholder litigation incurred during Second Quarter 2014. The increase in payroll and consulting-related expenses resulted from a higher headcount in certain functions to support growth in our business, including an increase of $511,000 in stock-based compensation primarily attributable to grants to directors and employees.

Engineering and Development Expense. The increase to engineering and development expense was primarily due to increased payroll, consulting and temporary labor expenses of $437,000, and increased operating supplies cost of $420,000, resulting from our focused efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies, which we believe will further strengthen our worldwide leadership position. Our engineering and development expenses fluctuate as our specific programs supporting product development transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase we undertake, we may experience variations in our engineering and development expense. We expense engineering and development expenses as they are incurred.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $97,000, or 0.8% of net revenue, for Second Quarter 2015 as compared to $64,000, or 0.6% of net revenue, for Second Quarter 2014. The increase of $33,000, or 51.6%, in excise tax expense was primarily due to increased laser systems revenue in the United States of approximately $1.2 million in Second Quarter 2015 when compared to Second Quarter 2014.

Gain (loss) on Foreign Currency Transactions. We realized a $1,000 gain on foreign currency transactions for Second Quarter 2015, compared to a $33,000 loss on foreign currency transactions for Second Quarter 2014 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income (Expense), Net. Interest income for Second Quarter 2015 represents interest recognized from the discounted present value of the settlement in connection with the Fotona intellectual property litigation. Interest expense for Second Quarter 2015 consists of interest incurred on our capital lease obligations in connection with the lease of information technology equipment. Interest expense for Second Quarter 2014 consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest income (expense), net totaled approximately $23,000, or 0.2% of net revenue, for Second Quarter 2015, as compared to $185,000 of interest expense for Second Quarter 2014. The decrease was primarily a result of the Company paying in full all amounts due under the revolving lines of credit with Comerica Bank in July 2014.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $36,000 for Second Quarter 2015, compared to a provision of $29,000 for Second Quarter 2014. The increase of $7,000, or 24.1%, in income tax provision was primarily due to increased international sales revenue, which accounted for $4.5 million of net revenue in Second Quarter 2015 and $3.9 million of net revenue in Second Quarter 2014. For additional information regarding income taxes, see Note 12 – Income Taxes.

Net Loss. Our net loss totaled approximately $7.0 million for Second Quarter 2015 compared to a net loss of $6.4 million for Second Quarter 2014. The increase in net loss of approximately $602,000, or 9.3%, was primarily due to an increase in total operating expenses of $809,000, partially offset by an increase to total non-operating income (loss), net of $242,000.

Six months ended June 30, 2015 and 2014

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2015 and 2014, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
Laser systems	$14,794	65.1%	$13,363	61.6%	$1,431	10.7%
Imaging systems	874	3.8%	1,888	8.7%	(1,014)	(53.7)%
Consumables and other	3,792	16.7%	3,063	14.1%	729	23.8%
Services	3,126	13.8%	3,305	15.2%	(179)	(5.4)%
Total products and services	22,586	99.4%	21,619	99.6%	967	4.5%
License fees and royalty	138	0.6%	85	0.4%	53	62.4%
Net revenue	$22,724	100.0%	$21,704	100.0%	$1,020	4.7%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the six months ended June 30, 2015 and 2014, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
United States	$13,316	58.6%	$13,037	60.1%	$279	2.1%
International	9,408	41.4%	8,667	39.9%	741	8.5%
Net revenue	$22,724	100.0%	$21,704	100.0%	$1,020	4.7%

The overall increase in period-over-period net revenue resulted from increases in domestic and international laser system revenue, consumables and other revenue and license fees and royalty revenue, partially offset by decreases in domestic imaging systems revenue and services revenue. Laser systems revenue increased by approximately $1.4 million, or 10.7%, while net revenue from imaging systems decreased by approximately $1.0 million or 53.7%. The period-over-period increase in net revenue also resulted from increases in consumables and license fees revenue and royalty revenue, partially offset by a decrease in services revenue.

As we continued to focus our energies on enhancing leadership and worldwide competitiveness while providing the best products and services to our professional customers and their patients, we have reversed the trend of declining WaterLase sales. For the six months ended June 30, 2015, revenue generated from sales of our flagship WaterLase laser systems increased by 19.9% worldwide when compared to the same period in 2014, including increases of 19.7% and 20.0% for domestic and international sales, respectively. Period-over-period revenue from our domestic sales of diode laser systems increased by 19.7%.

Consumables and other net revenue, which includes consumable products such as disposable tips and shipping revenue, increased by approximately $729,000, or 23.8%, period-over-period. This increase in consumables and other net revenue was primarily a result of continuing auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, decreased by approximately $179,000, or 5.4%, period-over-period. The decrease was primarily due to the extension of our warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014, which was first implemented in June 2014.

License fees and royalty revenue increased by approximately $53,000, or 62.4%, period-over-period. License fees and royalty revenue are attributable to intellectual property related to our laser technologies and past-due royalty revenue recovered in connection with our patent infringement lawsuit settlement. For a detailed discussion of the intellectual property litigation and related settlement, see Note 9 – Commitments and Contingencies.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the six months ended June 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
Net revenue	$22,724	100.0%	$21,704	100.0%	$1,020	4.7%
Cost of revenue	15,813	69.6%	14,034	64.7%	1,779	12.7%
Gross profit	$6,911	30.4%	$7,670	35.3%	$(759)	(9.9)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The decrease in gross profit as a percentage of revenue for the first half of 2015, as compared to the first half of 2014, was mainly attributable to increased promotions related to the launch of EPIC X and WaterLase iPlus 2.0.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the six months ended June 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2015		2014		Change	Change
Sales and marketing	$9,497	41.8%	$8,024	37.0%	$1,473	18.4%
General and administrative	6,503	28.6%	8,393	38.7%	(1,890)	(22.5)%
Engineering and development	3,777	16.6%	1,951	9.0%	1,826	93.6%
Excise tax	153	0.7%	129	0.6%	24	18.6%
Legal settlement	(731)	(3.2%)	—	—%	(731)	N/A
Total operating expenses	$19,199	84.5%	$18,497	85.3%	$702	3.8%

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The increase to sales and marketing expense was primarily a result of increased media and advertising expenses of $477,000, increased payroll and consulting-related expenses of $1.5 million and increased supplies expense of $131,000, partially offset by decreased convention related expenses of $481,000 and decreased commissions expense of $73,000. The increase to media and advertising expenses are the result of our efforts to enhance customer acquisition, customer retention and global brand awareness. The increase to payroll and consulting-related expenses (i) is attributable to the increased headcount in our sales and marketing team both domestically and internationally, as we continued to expand into new and existing markets and (ii) includes an increase of $250,000 in stock-based compensation primarily attributable to grants to existing and new employees. The increase to supplies expense includes expenses necessary to support our daily operations, including our online store.

General and Administrative Expense. The decrease to general and administrative expense was primarily due to decreased legal expenses and professional fees of $3.1 million, partially offset by increased payroll and consulting-related expenses of $1.2 million. The decrease in legal expenses and professional fees resulted from the atypical defense of the director dispute and resulting shareholder litigation incurred during the first half of 2014. The increase in payroll and consulting-related expenses resulted from a higher headcount in certain functions to support growth in our business, including an increase of $632,000 in stock-based compensation primarily attributable to grants to directors and employees.

Engineering and Development Expense. The increase to engineering and development expense was primarily due to increased payroll, consulting and temporary labor expenses of $963,000 and increased operating supplies cost of $644,000, resulting from our focused efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies, which we believe will further strengthen our worldwide leadership position. The increase in payroll, consulting and temporary labor expenses resulted from a higher headcount and includes an increase of $116,000 in stock-based compensation primarily attributable to grants to existing and new employees. Our engineering and development expenses fluctuate as our specific programs supporting product development transitions from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our engineering and development expense. We expense engineering and development expenses as they are incurred.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $153,000, or 0.7% of net revenue, for the six months ended June 30, 2015 as compared to $129,000, or 0.6% of net revenue, for the six months ended June 30, 2014. The increase of $24,000, or 18.6%, in excise tax expense was primarily due to increased period-over-period laser systems revenue in the United States of approximately $1.2 million.

Legal Settlement. In April 2012, we filed a patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) in Düsseldorf District Court alleging infringement with respect to the Fotona Fidelis dental laser system. On March 24, 2015, we entered into a settlement agreement with Fotona.  We allocated $731,000 of the settlement amount toward the recovery of our legal expenses related to litigation. For a more detailed discussion of the intellectual property litigation, see Note 9 – Commitments and Contingencies.

(Loss) Gain on Foreign Currency Transactions. We realized a $129,000 loss on foreign currency transactions for the six months ended June 30, 2015, compared to a $31,000 loss on foreign currency transactions for the six months ended June 30, 2014 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income (Expense), Net. Interest income during 2015 represents interest recognized from the discounted present value of the settlement in connection with the Fotona intellectual property litigation. Interest expense in 2015 consists of interest incurred on our capital lease obligations in connection with the lease of information technology equipment. Interest expense for 2014 consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest income (expense), net totaled approximately $23,000, or 0.1% of net revenue for the first half of 2015, as compared to an interest expense of $415,000 for the first half of 2014. The decrease was primarily a result of the Company paying in full all amounts due under the revolving lines of credit with Comerica Bank in July 2014.

Income Tax Provision. Our provision for income taxes was $83,000 for the six months ended June 30, 2015, compared to a provision of $53,000 for the six months ended June 30, 2014. The increase of $30,000, or 56.6%, in income tax provision was primarily due to increased international sales revenue, which accounted for $9.4 million of net revenue in 2015 and $8.7 million of net revenue in 2014.

Net Loss. Our net loss for the six months ended June 30, 2015 totaled approximately $12.5 million compared to a net loss of $11.3 million for the six months ended June 30, 2014. The period-over-period increase in net loss of approximately $1.2 million, or 10.2%, was primarily due to a decrease in gross profit of $759,000 and an increase in total operating expenses of $702,000, partially offset by a decrease in total non-operating income (loss), net of $340,000.

Liquidity and Capital Resources

At June 30, 2015, we had approximately $20.1 million in cash and restricted cash equivalent. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $11.6 million at June 30, 2015 as compared to December 31, 2014, was primarily driven by cash used in operating activities of $11.0 million, cash used in investing activities of $433,000 and effect of exchange rate changes of $168,000, partially offset by cash provided by financing activities of $2,000. The Company’s decrease in cash and cash equivalents totaling $11.6 million during the six months ended June 30, 2015 consisted of a decrease of $7.8 million during the quarter ended March 31, 2015 and a decrease of $3.8 million during the second quarter of 2015. The decrease in cash during the most recent quarter ended June 30, 2015 was less than half of the decrease during the previous quarter, reflecting management’s cost-cutting initiatives and cash management.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net cash flows used in operating activities	$(11,039)	$(2,902)
Net cash flows used in investing activities	(433)	(122)
Net cash flows provided by financing activities	2	3,675
Effect of exchange rate changes	(168)	(8)
Net change in cash and cash equivalents	$(11,638)	$643

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2015, totaled $11.0 million and was primarily comprised of our net loss of $12.5 million, partially offset by non-cash adjustments for stock-based compensation expense of $1.6 million, provision for bad debts of $281,000, deferred income taxes of $31,000, net interest income of $23,000 and depreciation and amortization expenses of $324,000. The $810,000 net decrease in our operating assets and liabilities was primarily due to a buildup of inventories of $1.2 million, an increase in accounts receivable of $1.0 million related to the timing of our collections, an increase in restricted cash of $200,000, an increase in prepaid expenses and other assets of $385,000 related a legal settlement with a competitor during the first quarter of 2015, and a decrease in customer deposits of $16,000, partially offset by an increase in accounts payable and accrued liabilities of $1.2 million related to the timing of our payments and an increase in deferred revenue of $757,000 related to our Practice Growth Guaranteed program and a legal settlement with a competitor in the first quarter of 2015.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 consisted primarily of $433,000 of capital expenditures. The period-over-period increase is primarily due to increased capital expenditures in 2015 for operating equipment and information technology equipment. For fiscal 2015, we expect capital expenditures to total approximately $1.3 million and we expect depreciation and amortization to total approximately $700,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 of $2,000 resulted from net proceeds received from stock options exercised of $44,000, partially offset by our deposit on capital lease of $42,000. In February 2014, we entered into a private placement with investors providing net proceeds of approximately $4.8 million. We did not enter into any private placements in 2015.

Effect of Exchange Rate

The $168,000 decrease in effect of exchange rate on cash was primarily due to a recognized $129,000 loss on foreign currency transactions due to a stronger U.S. dollar in 2015 than it was in 2014.

Future Liquidity Needs

As of June 30, 2015, we had working capital of approximately $27.3 million. Our principal sources of liquidity at June 30, 2015 consisted of approximately $20.1 million in cash and restricted cash equivalent and $9.8 million of net accounts receivable.

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

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please refer to Part I, Item 1, Note 2 of the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2014 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1		3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation, effective as of May 14, 2012		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation, effective as of October 30, 2014		8-A/A		3.1.3	11/04/2014

3.2.1	Sixth Amended and Restated Bylaws of Biolase, Inc., adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

10.1	Inducement Restricted Stock Unit Award Agreement, dated July 14, 2015, by and between Harold C. Flynn, Jr. and Biolase, Inc.		8-K	07/12/2015	10.2	07/15/2015

10.2	Employment Agreement, dated as of May 14, 2015, by and between Harold C. Flynn, Jr. and Biolase, Inc.	X

10.3	Transition Letter Agreement, dated May 14, 2015, by and between Jeffrey M. Nugent and Biolase, Inc.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

		X

*  Management compensatory plan or arrangement

+  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015

BIOLASE, INC.,
(Registrant)
By:	/s/ HAROLD C. FLYNN, JR.
Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ DAVID C. DREYER
David C. Dreyer
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)