Form 10-Q
period 2015-09-30
BIOLASE, INC
filed 2015-11-06
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of October 30, 2015, was 58,227,539 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$15,194	$31,560
Restricted cash equivalent	200	—
Accounts receivable, less allowance of $1,888 in 2015 and $1,711 in 2014	9,243	9,004
Inventory, net	14,119	12,508
Prepaid expenses and other current assets	1,526	1,726
Total current assets	40,282	54,798
Property, plant, and equipment, net	3,118	1,295
Intangible assets, net	65	114
Goodwill	2,926	2,926
Other assets	758	270
Total assets	$47,149	$59,403
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,309	$8,357
Accrued liabilities	5,902	5,188
Customer deposits	105	112
Deferred revenue, current portion	2,984	2,494
Total current liabilities	18,300	16,151
Deferred income taxes	723	677
Deferred revenue, long-term	171	—
Capital lease obligation	201	—
Warranty accrual, long-term	1,059	519
Other liabilities, long-term	351	—
Total liabilities	20,805	17,347
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000 shares authorized in 2015 and 2014, respectively; 58,228 and 58,115 shares issued and outstanding in 2015 and 2014, respectively	58	58
Additional paid-in-capital	187,529	185,231
Accumulated other comprehensive loss	(747)	(557)
Accumulated deficit	(160,496)	(142,676)
Total stockholders' equity	26,344	42,056
Total liabilities and stockholders' equity	$47,149	$59,403

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Products and services revenue	$11,200	$12,673	$33,786	$34,292
License fees and royalty revenue	34	41	172	126
Net revenue	11,234	12,714	33,958	34,418
Cost of revenue	7,853	7,321	23,666	21,355
Gross profit	3,381	5,393	10,292	13,063
Operating expenses:
Sales and marketing	4,039	3,862	13,536	11,886
General and administrative	2,860	3,474	9,363	11,867
Engineering and development	1,756	1,276	5,533	3,227
Excise tax	78	76	231	205
Legal settlement	—	—	(731)	—
Total operating expenses	8,733	8,688	27,932	27,185
Loss from operations	(5,352)	(3,295)	(17,640)	(14,122)
Gain (loss) on foreign currency transactions	32	(135)	(97)	(166)
Interest income (expense), net	21	(37)	44	(452)
Non-operating income (loss), net	53	(172)	(53)	(618)
Loss before income tax provision	(5,299)	(3,467)	(17,693)	(14,740)
Income tax provision	44	28	127	81

Net loss	(5,343)	(3,495)	(17,820)	(14,821)
Other comprehensive (loss) income items:
Foreign currency translation adjustment	10	(173)	(190)	(181)
Comprehensive loss	$(5,333)	$(3,668)	$(18,010)	$(15,002)

Net loss per share:
Basic	$(0.09)	$(0.08)	$(0.31)	$(0.38)
Diluted	$(0.09)	$(0.08)	$(0.31)	$(0.38)
Shares used in the calculation of net loss per share:
Basic	58,204	42,403	58,177	38,851
Diluted	58,204	42,403	58,177	38,851

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(17,820)	$(14,821)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	589	529
Loss (gain) on disposal of property, plant, and equipment, net	6	(1)
Provision for bad debts	207	796
Provision for inventory excess and obsolescence	—	261
Provision for sales allowance	100	—
Amortization of discounts on lines of credit	—	200
Amortization of debt issuance costs	—	128
Stock-based compensation	2,256	887
Other non-cash compensation	—	123
Deferred income taxes	46	45
(Earned) incurred interest (income) expense, net	(44)	—
Changes in operating assets and liabilities:
Restricted cash	(200)	—
Accounts receivable	(500)	1,065
Inventory	(1,611)	(682)
Prepaid expenses and other assets	(277)	(19)
Customer deposits	(7)	(174)
Accounts payable and accrued liabilities	1,640	2,423
Deferred revenue	661	(1,034)
Net cash and cash equivalents used in operating activities	(14,954)	(10,274)
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(1,253)	(194)
Proceeds from disposal of property, plant, and equipment	25	1
Net cash and cash equivalents used in investing activities	(1,228)	(193)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(24)	—
Borrowings under lines of credit	—	16,875
Payments under lines of credit	—	(21,508)
Payments of debt issue costs	—	(45)
Proceeds from equity offering, net of expenses	—	16,302
Deposit on capital lease	(42)	—
Proceeds from exercise of stock options and warrants	44	310
Net cash and cash equivalents (used) provided by financing activities	(22)	11,934
Effect of exchange rate changes	(162)	(148)
Change in cash and cash equivalents	(16,366)	1,319
Cash and cash equivalents, beginning of period	31,560	1,440
Cash and cash equivalents, end of period	$15,194	$2,759
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$2	$143
Income taxes paid	$53	$45
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$378	$—
Accrued capital expenditures and tenant improvement allowance	$791	$—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“Biolase” and, together with its consolidated subsidiaries, the “Company,” “we,” “our,” or “us”) incorporated in Delaware in 1987, is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including digital x-rays, CAD/CAM intra-oral scanners and other imaging equipment.

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

The consolidated results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, as amended on April 29, 2015 (the “2014 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss and used cash in operating activities for the three and nine months ended September 30, 2015. The Company has also suffered recurring losses from operations during the three years ended December 31, 2014.

As of September 30, 2015, the Company had working capital of approximately $22.0 million. The Company’s principal sources of liquidity at September 30, 2015 consisted of approximately $15.4 million in cash and restricted cash equivalent and $9.2 million of net accounts receivable.

Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into a line of credit facility. The Company cannot provide assurances that it will be able to successfully enter into any such equity or debt financings or line of credit facility in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2014 Form 10-K. Management believes that there have been no significant changes during the three and nine months ended September 30, 2015 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2014 Form 10-K, except with regard to restricted cash equivalent as set forth below.

Restricted Cash Equivalent

The restricted cash equivalent represents a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards. At September 30, 2015, the restricted cash equivalent balance was $200,000.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market (or, if none exists, the most advantageous market) for the specific asset or liability at the measurement date (referred to as the “exit price”). The fair value is based on assumptions that market participants would use, including a consideration of nonperformance risk. Under the accounting guidance for fair value hierarchy there are three levels of measurement inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect input other than quoted prices included in Level 1 that are observable, either directly or through collaboration with observable market data, other than Level 1. Level 3 inputs are unobservable due to little or no corroborating market data.

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

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014 and April 27, 2015) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of September 30, 2015, a total of 11,550,000 shares have been authorized for issuance under the 2002 Plan, of which 3,068,000 shares of Biolase common stock have been issued pursuant to options that were exercised and restricted stock units that were settled in common stock, 5,442,000 shares of Biolase common stock have been reserved for outstanding options and unvested restricted stock units, and 3,040,000 shares of Biolase common stock remain available for future grants.

Stock-based compensation cost recognized in operating results totaled approximately $621,000 and $301,000 for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $887,000 for the nine months ended September 30, 2015 and 2014, respectively. The net impact to earnings were $(0.01) and $(0.01) per basic and diluted share for the three months ended September 30, 2015 and 2014, respectively, and $(0.04) and $(0.02) per basic and diluted share for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company had approximately $5.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the income statement classification of compensation expense (credit) associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$46	$29	$184	$116
Sales and marketing	(42)	91	445	328
General and administrative	594	162	1,442	378
Engineering and development	23	19	185	65
	$621	$301	$2,256	$887

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term	6.0 years	4.0 years	5.7 years	3.8 years
Volatility	86.17%	85.65%	88.98%	94.41%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.70%	1.65%	1.60%	1.66%

A summary of option activity under the 2002 Plan for the nine months ended September 30, 2015 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding at December 31, 2014	3,391,000	$3.11	2.97	$1,063,000
Granted	3,271,000	$2.32
Exercised	(38,000)	$1.15
Forfeited, cancelled, or expired	(1,182,000)	$3.14
Options outstanding at September 30, 2015	5,442,000	$2.64	6.09	$2,000
Options exercisable at September 30, 2015	2,696,000	$2.89	3.43	$2,000
Vested options expired during the quarter ended September 30, 2015	477,000	$3.60

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are provided in the following table (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Proceeds from stock options exercised	$—	$54	$44	$310
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$13	$52	$108
Weighted-average fair value of options granted during period	$1.22	$1.35	$1.45	$1.62
Total fair value of shares vested during the period	$482	$273	$1,204	$921

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

On January 2, 2015, the Compensation Committee of Biolase’s board of directors (the “Board”) granted non-qualified stock options to purchase 1,365,702 shares of Biolase common stock to six officers of the Company and one consultant in connection with the Company’s compensation plan for 2015. These options were granted at an exercise price of $2.64, the closing price of Biolase common stock on the grant date. These options expire ten years from the grant date and vest as follows: (i) as to one-half of the options, one-fourth on the first anniversary of the grant date and the remaining three-fourths, ratably over the next thirty-six month period, commencing on the thirteenth month from the grant date, and (ii) as to the other half of the options, upon the achievement of specific annual Company performance criteria. On August 12, 2015, the Compensation Committee of the Board approved a modification to the performance criteria applicable to the unvested options. As a result of this modification, the fair value of the awards decreased by $661,000, and the Company recognized additional compensation expense of $154,000 for the three and nine months ended September 30, 2015.

Restricted Stock Units

In accordance with the 2002 Plan, the Company issues restricted stock units (“RSUs”) to acquire shares of Biolase common stock as approved by the Board. As of September 30, 2015, 37,000 shares of Biolase common stock have been issued in connection with the settlement of the RSUs.

Effective July 13, 2015, the Compensation Committee of the Board awarded 870,000 common stock-settled RSUs to its President and Chief Executive Officer in connection with his employment agreement with the Company. The RSUs are valued at $1.64 per share and vest upon the achievement of specific interim and annual Company performance criteria.

Warrants

The Company issues warrants to acquire shares of Biolase common stock underlying such warrants as approved by the Board.

A summary of warrant activity for the nine months ended September 30, 2015 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2014	888,000	$6.04
Granted	—
Exercised	—
Forfeited, cancelled, or expired	—
Warrants outstanding at September 30, 2015	888,000	$6.04
Warrants exercisable at September 30, 2015	753,000	$6.40
Vested warrants expired during the quarter ended September 30, 2015	—	N/A

No warrants were exercised during the three months ended September 30, 2015 or 2014 and during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, Comerica Bank exercised warrants issued in connection with the Company’s prior lines of credit on a cashless basis pursuant to the terms of the warrant, resulting in a net issuance of 38,708 shares of common stock.

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

Effective July 13, 2015, the Compensation Committee of the Board granted non-qualified stock options to purchase up to 870,000 shares of Biolase common stock to the Company’s President and Chief Executive Officer in connection with his employment agreement with Biolase. These options were granted at an exercise price of $1.64 per share, the closing price of Biolase common stock on the grant date. These options expire ten years from the grant date and vest over four years, with options to purchase 217,500 shares vesting and becoming exercisable on July 13, 2016 and options to purchase 18,125 shares vesting and becoming exercisable each month following July 13, 2016 for a period of 36 consecutive months. The fair value of $1.19 per share was estimated using the Black-Scholes option-pricing model with assumptions of 6.1 years for expected term, 85.83% volatility and 1.93% risk-free interest rate.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of Biolase common stock outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase 15,536,000 shares (including 9,206,000 shares underlying warrants issued in connection with the private placement completed by the Company on November 7, 2014) were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2015 as a result of their anti-dilutive effect. For the same 2014 period, anti-dilutive outstanding stock options and warrants to purchase 4,703,000 shares were not included in the computation of diluted loss per share.

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

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market (determined by the first-in, first-out method) and is comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$3,560	$2,857
Work-in-process	1,734	1,348
Finished goods	8,825	8,303
Inventory, net	$14,119	$12,508

Inventory is net of a provision for excess and obsolete inventory totaling $1.9 million and $2.4 million as of September 30, 2015 and December 31, 2014, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Building	$209	$226
Leasehold improvements	1,202	1,197
Equipment and computers	6,076	4,948
Furniture and fixtures	451	413
Construction in progress	1,177	4
	9,115	6,788
Accumulated depreciation	(6,160)	(5,669)
	2,955	1,119
Land	163	176
Property, plant, and equipment, net	$3,118	$1,295

The cost of leasehold improvements of $114,000 and tenant improvement allowance of $398,000 in connection with the Company’s corporate headquarters and manufacturing facility lease and the costs associated with certain operating and information technology equipment of $577,000 are included in the above as part of construction in progress. For additional information on operating leases, see Note 9 of the unaudited financial statements contained in this Form 10-Q. Depreciation expense related to property, plant, and equipment totaled $251,000 and $540,000 for the three and nine months ended September 30, 2015, respectively, and $160,000 and $477,000 for the three and nine months ended September 30, 2014, respectively.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2015 and determined that there was no impairment. The Company also tests its intangible assets and goodwill if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand for its products or significant economic slowdowns, are present. No events have occurred from June 30, 2015 through the date of these financial statements that have triggered further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three and nine months ended September 30, 2015 totaled $14,000 and $49,000, respectively, and $17,000 and $52,000, respectively, for the same periods in 2014. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of September 30, 2015				As of December 31, 2014
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,914)	$—	$—	$1,914	$(1,907)	$—	$7
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(752)	—	65	817	(710)	—	107
Total	$2,800	$(2,735)	$—	$65	$2,800	$(2,686)	$—	$114
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Payroll and benefits	$2,381	$1,905
Warranty accrual, current portion	1,276	930
Taxes	378	139
Accrued professional services	1,508	1,581
Accrued capital lease payments	142	—
Accrued insurance premium	—	450
Other	217	183
Total accrued liabilities	$5,902	$5,188

Changes in the initial product warranty accrual, and the expenses incurred under the Company’s initial and extended warranties, for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Initial warranty accrual, beginning balance	$1,997	$1,255	$1,449	$1,096
Provision for estimated warranty cost	608	310	1,604	919
Warranty expenditures	(270)	(199)	(718)	(649)
	2,335	1,366	2,335	1,366
Less warranty accrual, long-term	1,059	367	1,059	367
Total warranty accrual, current portion	$1,276	$999	$1,276	$999

In June 2014, the Company extended the warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014.

Current portion of deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Undelivered elements (training, installation, and product and support services)	$1,526	$952
Extended warranty contracts	1,458	1,542
Deferred revenue, current portion	$2,984	$2,494

In connection with the Company’s initiatives to measure and improve customer satisfaction and concurrent with the launch of WaterLase iPlus 2.0 in February 2015, the Company introduced its exclusive Practice Growth Guarantee, which is a program that essentially guarantees growth in the Company’s clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. Consistent with the Company’s standard terms and conditions applicable to all of its products, the Practice Growth Guarantee does not give the customer the right to return purchased laser systems or receive a refund of any amount of the purchase price. However, the Practice Growth Guarantee does provide for additional training opportunities and certain billing and marketing support activities to the customer. The Company has estimated additional deferred revenue related to the Practice Growth Guarantee for all WaterLase iPlus 2.0 system sales during the nine months ended September 30, 2015 to be approximately $133,000.

During the three months ended September 30, 2014, the Company performed a review of its training service policies and procedures and determined that substantially all of the training service for new customers was used within nine months of the product purchase. Accordingly, and consistent with this information on the exhaustion of training service, the Company changed the period over which deferred training service revenue is being recognized from an estimated period of 24 months to nine months.

NOTE 8—LINES OF CREDIT AND OTHER BORROWINGS

Lines of Credit

The Company entered into two revolving credit facility agreements with Comerica Bank (the “Credit Agreements”) on May 24, 2012. The revolving lines of credit provided for borrowings against certain domestic accounts receivable and inventory (the “Domestic Revolver”) and certain export-related accounts receivable and inventory (the “Ex-Im Revolver”).

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters and manufacturing facility in Irvine, California and also leases certain other facilities, office equipment, and automobiles under various operating or capital lease arrangements. In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment. Future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments, for the years ending December 31, 2015, 2016 and 2017 are $32,000, $157,000, and $160,000, respectively. The amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate of 1.64% at the inception of the lease totaled $9,000. The present value of net minimum lease payments are reflected on the Consolidated Balance Sheets as current and noncurrent obligations of $142,000 within accrued liabilities and $201,000 within capital lease obligation, respectively.

In March 2015, the corporate headquarters and manufacturing facility lease was amended to extend the term through April 30, 2020, modify provisions for tenant improvement allowance of up to $398,000, and adjust the basic rent terms. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31, 2015, 2016, 2017, and 2018 and thereafter totaled $178,000, $694,000, $651,000, and $1.5 million, respectively.

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.6 million, in the aggregate, at September 30, 2015. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of September 30, 2015, approximately $198,000 was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders. As of September 30, 2015, the Company had $11.0 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand.

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

On June 5, 2015, the United States District Court for the Central District of California approved, on a preliminary basis, the settlement of the consolidated securities class action lawsuit. On October 13, 2015, the court granted final approval of the settlement, and ordered the plaintiff to submit a proposed final judgment consistent with the court’s approval. On October 30, 2015, the court entered final judgment which formally released all claims against the Company.  As of the date of these financial statements, management does not expect the Company to incur additional expenses related to this matter due to certain insurance coverage in place.

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

NOTE 10—SEGMENT INFORMATION

The Company currently operates in a single reportable segment. For the three and nine months ended September 30, 2015, sales in the United States accounted for approximately 59% and 59% of net revenue, respectively, and international sales accounted for approximately 41% and 41% of net revenue, respectively. For the three and nine months ended September 30, 2014, sales in the United States accounted for approximately 66% and 62% of net revenue, respectively, and international sales accounted for approximately 34% and 38% of net revenue, respectively.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$6,598	$8,367	$19,914	$21,404
International	4,636	4,347	14,044	13,014
	$11,234	$12,714	$33,958	$34,418

No individual country, other than the United States, represented more than 10% of total net revenue.

Long-lived assets located outside of the United States at our foreign subsidiaries totaled $339,000 and $374,000 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 11—CONCENTRATIONS

Revenue from the Company’s products for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Laser systems	65.3%	57.9%	65.2%	60.2%
Imaging systems	6.4%	11.0%	4.7%	9.5%
Consumables and other	13.1%	12.6%	15.5%	13.6%
Services	14.9%	18.2%	14.1%	16.3%
License fees and royalties	0.3%	0.3%	0.5%	0.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2015 or 2014.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of September 30, 2015, one customer represented 11.4% of the Company’s accounts receivable. Amounts due are expected to be collected in full by the Company. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2014.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2015 and 2014, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2015, the Company recorded an income tax provision of $44,000 and $127,000, respectively, resulting in an effective tax rate of (0.8)% and (0.7)%, respectively. During the three and nine months ended September 30, 2014, the Company recorded an income tax provision of $28,000 and $81,000, respectively, resulting in an effective tax rate of (0.8)% and (0.6)%, respectively. The income tax provisions for the three and nine months ended September 30, 2015 and 2014 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and federal alternative minimum tax liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of Biolase, Inc. (“Biolase”) and its consolidated subsidiaries (together with Biolase, the “Company”, “we”, “our”, or “us”)included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, as amended on April 29, 2015 (the “2014 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, needs for additional financing, use of working capital, anticipated trends and challenges in our business and the markets in which we operate, plans to explore potential collaborations, effects of engineering and development efforts, critical accounting policies, the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

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

Overview

We are a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including digital x-rays and CAD/CAM scanners. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. We have clearance from the U.S. Food and Drug Administration (the “FDA”) to market and sell our laser systems in the United States and also have the necessary registrations to market and sell our laser systems in Canada, the European Union, and many other countries outside the U.S. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: WaterLase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the WaterLase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of September 30, 2015, we had approximately 260 issued and 100 pending U.S. and international patents, the majority of which are related to WaterLase technology. From 1998 through September 30, 2015, we sold approximately 29,700 laser systems in over 80 countries around the world. Contained in this total are approximately 11,100 WaterLase systems, including over 7,000 WaterLase MD and iPlus systems.

Business and Outlook

Our WaterLase systems precisely cut hard tissue (teeth and bone) and soft tissue (gums) with clinically superior results to surrounding tissue and dental structures as compared to scalpels or other conventional instruments. Our Diode systems are designed to complement our WaterLase systems and are used in soft tissue procedures, pain therapy, hygiene, and cosmetic applications, including teeth whitening. The Diode systems, together with our WaterLase systems, offer practitioners a broad product line with a range of features and price points.

We also manufacture and sell consumable products and accessories for our laser systems. Our WaterLase and Diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace periodically after initially purchasing our laser systems.

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical outcomes, help reduce trauma, pain, and discomfort associated with dental procedures, and increase patient acceptance for treatment protocols. We also believe there is market opportunity for digital radiography systems that improve the accuracy of diagnosis, leading to superior treatment planning, and healthier outcomes for patients.

Our strategy is to increase awareness and demand for (i) our products among dental practitioners by creating value to growing dentist practices and (ii) our laser systems among patients through educational programs about the clinical benefits of the WaterLase and Diode Systems. An important goal of ours is to increase consumables revenue by selling more single-use accessories used by dental practitioners when performing procedures using our dental laser systems. In the short-term, we are striving for operating excellence through lean enterprise initiatives, with a specific focus on our sales strategy and cash flow management, coupled with optimizing our engineering capabilities to develop innovative new products.

We also seek to create value through innovation and leveraging existing technologies into adjacent medical applications. In addition, we seek to expand our product line and clinical applications by developing enhancements and transformational innovations, including new clinical solutions for dental applications and for other adjacent medical applications. We are actively exploring some medical markets, and we plan to continue to explore potential collaborations in the future to extend the use of our proprietary laser technologies to other medical applications.

Recent Developments

Significant Leadership Changes

Consistent with our goal to refocus our energies on strengthening leadership, worldwide competitiveness and attention to our professional customers and their patients, we announced the appointment of a new Chief Financial Officer in March 2015 and a new President and Chief Executive Officer in July 2015. Collectively, they bring with them to Biolase decades of experience and expertise in the medical device, dental and healthcare fields. In September 2015, we completed a series of internal corporate organizational restructuring activities where we streamlined operations and reduced payroll, payroll-related and consulting-related expenses by approximately $2.4 million, net, on an annualized basis. Expenses related to this restructuring during the quarter ended September 30, 2015 totaled approximately $246,000. We will begin to realize the impact of these cost-saving measures in the fourth quarter of 2015 and throughout 2016.

New Product Offerings

In February 2015, we launched the WaterLase iPlus 2.0, our next generation minimally invasive all-tissue flagship laser, along with our exclusive Practice Growth Guarantee. The latter essentially guarantees growth in our clients’ dental practices through focused training on a select number of clinical procedures and with billing and marketing support for dentists included. In November 2015, we announced an upgrade to the WaterLase iPlus 2.0 to provide dental practitioners a clinical protocol and application to assist in the effective management of peri-implantitis. A growing problem in dentistry, peri-implantitis is a destructive inflammatory process affecting the soft and hard tissues surrounding dental implants. With the addition of the new clinical protocol, the WaterLase iPlus 2.0 now provides pre-programmed settings and step-by-step applications for more than 50 procedures and clinical indications.

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

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2014 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2015 in our critical accounting policies from those disclosed in Item 7 of the 2014 Form 10-K, except as disclosed in Note 2 of the unaudited financial statements in this Form 10-Q.

Results of Operations

The following table sets forth certain data from our consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Products and services revenue	99.7%	99.7%	99.5%	99.6%
License fees and royalty revenue	0.3%	0.3%	0.5%	0.4%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.9%	57.6%	69.7%	62.0%
Gross profit	30.1%	42.4%	30.3%	38.0%
Operating expenses:
Sales and marketing	36.0%	30.4%	39.9%	34.5%
General and administrative	25.5%	27.3%	27.6%	34.5%
Engineering and development	15.6%	10.0%	16.3%	9.4%
Excise tax	0.7%	0.6%	0.7%	0.6%
Legal settlement	—%	—%	(2.2%)	—%
Total operating expenses	77.8%	68.3%	82.3%	79.0%
Loss from operations	(47.7%)	(25.9%)	(52.0%)	(41.0%)
Non-operating income (loss), net	0.5%	(1.4%)	(0.1%)	(1.8%)
Loss before income tax provision	(47.2%)	(27.3%)	(52.1%)	(42.8%)
Income tax provision	0.4%	0.2%	0.4%	0.2%
Net loss	(47.6%)	(27.5%)	(52.5%)	(43.0%)

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP, we provide non-GAAP net loss financial information. Management believes that the presentation of non-GAAP net loss assists investors in making comparisons of period-to-period operating results and that, in some respects, this non-GAAP financial measure is more indicative of the Company’s ongoing core operating performance than its GAAP equivalent.

Management also believes that the presentation of non-GAAP net loss provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provide a more complete understanding of our financial performance, competitive position, and prospects for the future. However, non-GAAP net loss information presented in this report has certain limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP net loss in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, non-GAAP net loss presented by the Company may be different from non-GAAP net loss used by other companies.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP net loss, as reported	$(5,343)	$(3,495)	$(17,820)	$(14,821)
Adjustments:
Interest (income) expense, net	(21)	37	(44)	452
Income tax provision	44	28	127	81
Depreciation and amortization	265	177	589	529
Stock-based compensation, other equity instruments, and other non-cash compensation	621	301	2,256	1,010
Non-GAAP net loss	$(4,434)	$(2,952)	$(14,892)	$(12,749)

Comparison of Results of Operations

Three months ended September 30, 2015 and 2014

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2015 (“Third Quarter 2015”) and 2014 (“Third Quarter 2014”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
Laser systems	$7,330	65.3%	$7,350	57.9%	$(20)	(0.3%)
Imaging systems	720	6.4%	1,402	11.0%	(682)	(48.6%)
Consumables and other	1,474	13.1%	1,605	12.6%	(131)	(8.2%)
Services	1,676	14.9%	2,316	18.2%	(640)	(27.6%)
Total products and services	11,200	99.7%	12,673	99.7%	(1,473)	(11.6%)
License fees and royalty	34	0.3%	41	0.3%	(7)	(17.1%)
Net revenue	$11,234	100.0%	$12,714	100.0%	$(1,480)	(11.6%)

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the three months ended September 30, 2015 and 2014, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
United States	$6,598	58.7%	$8,367	65.8%	$(1,769)	(21.1%)
International	4,636	41.3%	4,347	34.2%	289	6.6%
Net revenue	$11,234	100.0%	$12,714	100.0%	$(1,480)	(11.6%)

The overall decrease in quarter-over-quarter net revenue resulted from decreases in domestic imaging systems net revenue, domestic and international services net revenue, consumables and other net revenue, and domestic license fees and royalty revenue. Laser systems revenue remained relatively unchanged for Third Quarter 2015 with a decrease of approximately $20,000, or 0.3%, compared to Third Quarter 2014. We continued to focus our energies on strengthening leadership, worldwide competitiveness and attention to our professional customers and their patients in Third Quarter 2015. The third quarter is typically a relatively lower revenue quarter as dental practitioners take summer vacations throughout the United States and Europe, limiting our effective selling days. While revenue generated from sales of our flagship WaterLase laser systems decreased by 4.8% worldwide, we are encouraged by revenue generated from our diode laser systems, which increased 11.3% worldwide when compared to Third Quarter 2014.

Imaging systems net revenue decreased by approximately $682,000, or 48.6%, in Third Quarter 2015 compared to Third Quarter 2014. The decrease in net revenue from imaging systems is attributable to our continuous primary focus on our flagship WaterLase laser systems.

Consumables and other net revenue, which includes consumable products such as disposable tips, decreased by approximately $131,000, or 8.2%, in Third Quarter 2015 compared to Third Quarter 2014. This decrease in consumables and other net revenue was primarily a result of seasonality and timing of customer sales.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, decreased by approximately $640,000, or 27.6%, for Third Quarter 2015, as compared to Third Quarter 2014. The decrease consists of a net revenue increase of approximately $68,000, or 4.2%, during Third Quarter 2015 and a decrease resulting from a change in accounting estimate of approximately $708,000 during the Third Quarter 2014 related to changing our revenue recognition for deferred training service revenue from 24 months to nine months. The slight net revenue increase is primarily due to sales of laser systems, leading to increased demand for our training courses and the recognition of deferred revenue associated with the Practice Growth Guarantee program.

License fees and royalty revenue decreased by approximately $7,000, or 17.1%, to $34,000 in Third Quarter 2015 compared to $41,000 for Third Quarter 2014. License fees and royalty revenue are attributable to intellectual property related to our laser technologies and past-due royalty revenue recovered in connection with our patent infringement lawsuit settlement. For a detailed discussion of the intellectual property litigation and related settlement, see Note 9 of the unaudited financial statements contained in this Form 10-Q.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the three months ended September 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
Net revenue	$11,234	100.0%	$12,714	100.0%	$(1,480)	(11.6%)
Cost of revenue	7,853	69.9%	7,321	57.6%	532	7.3%
Gross profit	$3,381	30.1%	$5,393	42.4%	$(2,012)	(37.3%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The decrease in gross profit as a percentage of revenue for Third Quarter 2015, as compared to Third Quarter 2014, was mainly attributable to increased promotions related to the launch of EPIC X and WaterLase iPlus 2.0 and the impact from the recognition of $708,000 in deferred training service revenues resulting from a change in estimate during Third Quarter 2014.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended September 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
Sales and marketing	$4,039	36.0%	$3,862	30.4%	$177	4.6%
General and administrative	2,860	25.5%	3,474	27.3%	(614)	(17.7%)
Engineering and development	1,756	15.6%	1,276	10.0%	480	37.6%
Excise tax	78	0.7%	76	0.6%	2	2.6%
Total operating expenses	$8,733	77.8%	$8,688	68.3%	$45	0.5%

The quarter-over-quarter change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The increase to sales and marketing expense was primarily a result of increased payroll and consulting-related expenses of $318,000, partially offset by decreased commissions of $84,000. The increase to payroll and consulting-related expenses (i) is attributable to the increased headcount in our sales and marketing team domestically and internationally for most of Third Quarter 2015 and (ii) includes an increase of $158,000 in severance-related expenses associated with our internal corporate organizational restructuring activities.

General and Administrative Expense. The decrease to general and administrative expense was primarily due to decreased legal expenses of $1.2 million and decreased investor relations expenses of $230,000, partially offset by increased payroll and consulting-related expenses of $680,000. The decrease in legal expenses resulted from the atypical defense of the director dispute and resulting shareholder litigation incurred during Third Quarter 2014. The decrease in investor relations expenses is due to the timing of our annual shareholder meeting, which was held in April of 2015 compared to August of 2014. The increase in payroll and consulting-related expenses resulted primarily from an increase of $432,000 in stock-based compensation primarily attributable to grants to existing and new employees.

Engineering and Development Expense. The increase to engineering and development expense was primarily due to increased payroll, consulting and temporary labor expenses of $253,000, and increased operating supplies cost of $58,000, resulting from our focused efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies, which we believe will further strengthen our worldwide leadership position. Our engineering and development expenses fluctuate as our specific programs supporting product development transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase we undertake, we may experience variations in our engineering and development expense. We expense engineering and development expenses as they are incurred.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $78,000, or 0.7% of net revenue, for Third Quarter 2015 as compared to $76,000, or 0.6% of net revenue, for Third Quarter 2014. The slight increase of $2,000, or 2.6%, in excise tax expense was due to increased non-exempt laser systems sales in the United States of approximately $74,000 in Third Quarter 2015 when compared to Third Quarter 2014.

Gain (loss) on Foreign Currency Transactions. We realized a $32,000 gain on foreign currency transactions for Third Quarter 2015, compared to a $135,000 loss on foreign currency transactions for Third Quarter 2014 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income (Expense), Net. Interest income for Third Quarter 2015 represents interest recognized from the discounted present value of the settlement in connection with the Fotona intellectual property litigation, as described in Note 9 of the unaudited financial statements contained in this Form 10-Q. Interest expense for Third Quarter 2015 consists of interest incurred on our capital lease obligations in connection with the lease of information technology equipment. Interest expense for Third Quarter 2014 consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest income (expense), net totaled approximately $21,000 of income, or 0.2% of net revenue, for Third Quarter 2015, as compared to $37,000 of interest expense for Third Quarter 2014. The decrease was primarily a result of the Company paying down all amounts due under the revolving lines of credit with Comerica Bank in July 2014.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $44,000 for Third Quarter 2015, compared to a provision of $28,000 for Third Quarter 2014. The increase of $16,000, or 57.1%, in income tax provision was primarily due to increased international sales revenue, which accounted for $4.6 million of net revenue in Third Quarter 2015 and $4.3 million of net revenue in Third Quarter 2014. For additional information regarding income taxes, see Note 12 of the unaudited financial statements contained in this Form 10-Q.

Net Loss. Our net loss totaled approximately $5.3 million for Third Quarter 2015 compared to a net loss of $3.5 million for Third Quarter 2014. The increase in net loss of approximately $1.8 million, or 52.9%, was primarily due to a decrease in gross profit of $2.0 million, partially offset by an increase to total non-operating income (loss), net of $225,000.

Nine months ended September 30, 2015 and 2014

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2015 and 2014, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
Laser systems	$22,124	65.2%	$20,713	60.2%	$1,411	6.8%
Imaging systems	1,594	4.7%	3,290	9.5%	(1,696)	(51.6)%
Consumables and other	5,266	15.5%	4,668	13.6%	598	12.8%
Services	4,802	14.1%	5,621	16.3%	(819)	(14.6)%
Total products and services	33,786	99.5%	34,292	99.6%	(506)	(1.5)%
License fees and royalty	172	0.5%	126	0.4%	46	36.5%
Net revenue	$33,958	100.0%	$34,418	100.0%	$(460)	(1.3)%

Net revenue by geographic location based on the location of customers, including each category’s percentage of our total revenue, for the nine months ended September 30, 2015 and 2014, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
United States	$19,914	58.6%	$21,404	62.2%	$(1,490)	(7.0)%
International	14,044	41.4%	13,014	37.8%	1,030	7.9%
Net revenue	$33,958	100.0%	$34,418	100.0%	$(460)	(1.3)%

The overall decrease in period-over-period net revenue resulted from decreases in domestic imaging systems net revenue and services revenue, partially offset by increases in domestic and international laser system net revenue, consumables and other net revenue and license fees and royalty revenue. Laser systems revenue increased by approximately $1.4 million, or 6.8%, while net revenue from imaging systems decreased by approximately $1.7 million or 51.6%. The period-over-period decrease in net revenue also resulted from a decrease in services net revenue due to a change in accounting estimate of approximately $708,000 recognized in Third Quarter 2014 related to a change in the period for recognizing deferred training service revenue from 24 to nine months. This was partially offset by an increase in consumables and other net revenue and license fees and royalty revenue.

As we continued building our worldwide leadership position in dental lasers by providing the best-in-class products and services to our professional customers and their patients, we have reversed the historical trend of declining WaterLase sales. For the nine months ended September 30, 2015, revenue generated from sales of our flagship WaterLase laser systems increased by 9.9% worldwide when compared to the same period in 2014, including increases of 8.0% and 12.2% for domestic and international sales, respectively. Period-over-period revenue generated from sales of our diode laser systems increased by 1.4% worldwide, including an increase of 14.9% for domestic sales and a decrease of 6.4% for international sales.

Consumables and other net revenue, which includes consumable products such as disposable tips, increased by approximately $598,000, or 12.8%, period-over-period. This increase in consumables and other net revenue was primarily a result of continued auxiliary sales to our growing laser customer base.

Services net revenue, which consists of extended warranty service contracts, advanced training programs, and other services, decreased by approximately $819,000, or 14.6%, period-over-period. The decrease was primarily due to the impact from the recognition of $708,000 in deferred training service revenues resulting from a change in estimate in the period over which deferred training service revenue is being recognized and the extension of our warranty for WaterLase systems from one year to two years for systems purchased after January 1, 2014, during the nine months ended September 30, 2014.

License fees and royalty revenue increased by approximately $46,000, or 36.5%, period-over-period. License fees and royalty revenue are attributable to intellectual property related to our laser technologies and past-due royalty revenue recovered in connection with our patent infringement lawsuit settlement. For a detailed discussion of the intellectual property litigation and related settlement, see Note 9 of the unaudited financial statements contained in this Form 10-Q.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the nine months ended September 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
Net revenue	$33,958	100.0%	$34,418	100.0%	$(460)	(1.3)%
Cost of revenue	23,666	69.7%	21,355	62.0%	2,311	10.8%
Gross profit	$10,292	30.3%	$13,063	38.0%	$(2,771)	(21.2)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The decrease in gross profit as a percentage of revenue for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 was mainly attributable to increased promotions related to the launch of EPIC X and WaterLase iPlus 2.0 and the impact from the recognition of $708,000 in deferred training service revenues resulting from a change in estimate during Third Quarter 2014.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the nine months ended September 30, 2015 and 2014, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2015		2014		Change	Change
Sales and marketing	$13,536	39.9%	$11,886	34.5%	$1,650	13.9%
General and administrative	9,363	27.6%	11,867	34.5%	(2,504)	(21.1)%
Engineering and development	5,533	16.3%	3,227	9.4%	2,306	71.5%
Excise tax	231	0.7%	205	0.6%	26	12.7%
Legal settlement	(731)	(2.2%)	—	—%	(731)	N/A
Total operating expenses	$27,932	82.3%	$27,185	79.0%	$747	2.7%

The period-over-period change in operating expense is explained in the following expense categories:

Sales and Marketing Expense. The increase to sales and marketing expense was primarily a result of increased media and advertising expenses of $521,000 and increased payroll and consulting-related expenses of $1.8 million, partially offset by decreased convention-related expenses of $501,000 and decreased commissions expense of $158,000. The increase to media and advertising expenses are the result of our efforts to enhance customer acquisition, customer retention and global brand awareness. The increase to payroll and consulting-related expenses (i) is attributable to the increased headcount in our sales and marketing team both domestically and internationally, as we continued to expand into new and existing markets and (ii) includes an increase of $117,000 in stock-based compensation primarily attributable to grants to existing and new employees. The decrease in convention-related expenses is as a result of our period-over-period decrease in tradeshow attendance.

General and Administrative Expense. The decrease to general and administrative expense was primarily due to decreased legal expenses of $4.3 million and decreased provision for doubtful accounts of $482,000, partially offset by increased payroll and consulting-related expenses of $1.9 million. The decrease in legal expenses resulted from the atypical defense of the director dispute and resulting shareholder litigation incurred during the nine months ended September 30, 2015. The decrease in provision for doubtful accounts is due to our improvement in the collection process of receivables. The increase in payroll and consulting-related expenses resulted from a higher headcount in certain functions to support growth in our business, including an increase of $1.1 million in stock-based compensation primarily attributable to grants to directors and employees.

Engineering and Development Expense. The increase to engineering and development expense was primarily due to increased payroll, consulting and temporary labor expenses of $1.2 million and increased operating supplies cost of $702,000, resulting from our focused efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies, which we believe will further strengthen our worldwide leadership position. The increase in payroll, consulting and temporary labor expenses resulted from a higher headcount and includes an increase of $120,000 in stock-based compensation primarily attributable to grants to existing and new employees. Our engineering and development expenses fluctuate as our specific programs supporting product development transitions from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our engineering and development expense. We expense engineering and development expenses as they are incurred.

Excise Tax Expense. The Patient Protection and Affordable Care Act imposes a 2.3% medical device excise tax on certain product sales to customers located in the U.S. We incurred excise tax expenses of $231,000, or 0.7% of net revenue, for the nine months ended September 30, 2015 as compared to $205,000, or 0.6% of net revenue, for the nine months ended September 30, 2014. The increase of $26,000, or 12.7%, in excise tax expense was primarily due to increased period-over-period laser systems revenue in the United States of approximately $989,000.

Legal Settlement. In April 2012, we filed a patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) in Düsseldorf District Court alleging infringement with respect to the Fotona Fidelis dental laser system. On March 24, 2015, we entered into a settlement agreement with Fotona.  We allocated $731,000 of the settlement amount toward the recovery of our legal expenses related to litigation. For a more detailed discussion of the intellectual property litigation, see Note 9 of the unaudited financial statements contained in this Form 10-Q.

(Loss) Gain on Foreign Currency Transactions. We realized a $97,000 loss on foreign currency transactions for the nine months ended September 30, 2015, compared to a $166,000 loss on foreign currency transactions for the nine months ended September 30, 2014 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income (Expense), Net. Interest income during 2015 represents interest recognized from the discounted present value of the settlement in connection with the Fotona intellectual property litigation. Interest expense in 2015 consists of interest incurred on our capital lease obligations in connection with the lease of information technology equipment. Interest expense for 2014 consisted primarily of interest on our revolving credit facilities and amortization of debt issuance costs and debt discount. Interest income (expense), net totaled approximately $44,000 of income, or 0.1% of net revenue for the nine months ended September 30, 2015, as compared to an interest expense of $452,000 for the same prior year period. The decrease was primarily a result of the Company paying in full all amounts due under the revolving lines of credit with Comerica Bank in July 2014.

Income Tax Provision. Our provision for income taxes was $127,000 for the nine months ended September 30, 2015, compared to a provision of $81,000 for the nine months ended September 30, 2014. The increase of $46,000, or 56.8%, in income tax provision was primarily due to increased international sales revenue, which accounted for $14.0 million of net revenue in 2015 and $13.0 million of net revenue in 2014.

Net Loss. Our net loss for the nine months ended September 30, 2015 totaled approximately $17.8 million compared to a net loss of $14.8 million for the nine months ended September 30, 2014. The period-over-period increase in net loss of approximately $3.0 million, or 20.2%, was primarily due to a decrease in gross profit of $2.8 million and an increase in total operating expenses of $747,000, partially offset by a decrease in total non-operating net income of $565,000.

Liquidity and Capital Resources

At September 30, 2015, we had approximately $15.4 million in cash and restricted cash equivalent. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $16.4 million at September 30, 2015 as compared to December 31, 2014, was primarily driven by cash used in operating activities of $15.0 million, cash used in investing activities of $1.2 million, cash used in financing activities of $22,000 and effect of exchange rate changes of $162,000.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash flows used in operating activities	$(14,954)	$(10,274)
Net cash flows used in investing activities	(1,228)	(193)
Net cash flows (used) provided by financing activities	(22)	11,934
Effect of exchange rate changes	(162)	(148)
Net change in cash and cash equivalents	$(16,366)	$1,319

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2015, totaled $15.0 million and was primarily comprised of our net loss of $17.8 million, partially offset by non-cash adjustments for stock-based compensation expense of $2.3 million, provision for bad debts of $207,000, provision for sales allowance of $100,000, deferred income taxes of $46,000, net interest income of $44,000 and depreciation and amortization expenses of $589,000. The $294,000 net decrease in our operating assets and liabilities was primarily due to a buildup of inventories of $1.6 million, an increase in accounts receivable of $500,000 related to the timing of our collections, an increase in restricted cash of $200,000 and an increase in prepaid expenses and other assets of $277,000 related to a legal settlement with a competitor during the first quarter of 2015, partially offset by an increase in accounts payable and accrued liabilities of $1.6 million related to the timing of our payments, a decrease in customer deposits of $7,000 and an increase in deferred revenue of $661,000 related to our Practice Growth Guaranteed program and a legal settlement with a competitor in the first quarter of 2015.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of $1.3 million of capital expenditures, partially offset by proceeds from disposal of property, plant, and equipment of $25,000. The period-over-period increase is primarily due to increased capital expenditures in 2015 for operating equipment and information technology equipment. For fiscal 2015, we expect capital expenditures to total approximately $2.0 million and we expect depreciation and amortization to total approximately $800,000.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2015 of $22,000 resulted from our deposit on capital lease of $42,000 and payments on our capital lease obligations of $24,000, partially offset by net proceeds received from stock options exercised of $44,000. In February 2014 and July 2014, we entered into two private placement transactions with investors providing net proceeds of approximately $4.8 million and $11.5 million, respectively. We did not enter into any private placements in 2015.

Effect of Exchange Rate

The $162,000 decrease in effect of exchange rate on cash was primarily due to a recognized $97,000 loss on foreign currency transactions due to a stronger U.S. dollar in 2015 than it was in 2014.

Future Liquidity Needs

As of September 30, 2015, we had working capital of approximately $22.0 million. Our principal sources of liquidity at September 30, 2015 consisted of approximately $15.4 million in cash and restricted cash equivalent and $9.2 million of net accounts receivable.

In September 2015, we streamlined operations and reduced payroll, payroll-related and consulting-related expenses by approximately $2.4 million, net, on an annualized basis. Total expenses related to this restructuring during Third Quarter 2015 totaled approximately $246,000. We will begin to realize the impact of these cost saving measures in the fourth quarter of 2015 and throughout 2016.

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

Additional capital requirements may depend on many factors, including, among other things, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital through either equity or debt offerings or by entering into a line of credit facility. We cannot provide assurance that we will enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please refer to Part I, Item 1, Note 2 of the unaudited financial statements contained in this Form 10-Q, which is incorporated herein by this reference.

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

For a description of our legal proceedings, please refer to Part I, Item 1, Note 9 of the unaudited financial statements contained in this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2014 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1		3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation, effective as of May 14, 2012		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation, effective as of October 30, 2014		8-A/A		3.1.3	11/04/2014

3.2.1	Sixth Amended and Restated Bylaws of Biolase, Inc., adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

10.1	Inducement Restricted Stock Unit Award Agreement, dated July 14, 2015, by and between Harold C. Flynn, Jr. and Biolase, Inc.		8-K	07/12/2015	10.2	07/15/2015

10.2	Form of Option Award Notice for California Employees under the Biolase, Inc. 2002 Stock Incentive Plan	X

10.3	Form of Option Award Notice for Non-California Employees under the Biolase, Inc. 2002 Stock Incentive Plan	X

10.4	Form of Option Award Notice for Non-Employee Directors under the Biolase, Inc. 2002 Stock Incentive Plan	X

10.5	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the Biolase, Inc. 2002 Stock Incentive Plan	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

		X

*  Management compensatory plan or arrangement

+  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015

BIOLASE, INC.,
(Registrant)
By:	/s/ HAROLD C. FLYNN, JR.
Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ DAVID C. DREYER
David C. Dreyer
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)