Form 10-Q
period 2016-03-31
BIOLASE, INC
filed 2016-05-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of May 2, 2015, was 58,257,301 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,627	$11,699
Restricted cash equivalent	200	200
Accounts receivable, less allowance of $1,686 in 2016 and $1,765 in 2015	10,106	8,948
Inventory, net	12,567	12,566
Prepaid expenses and other current assets	1,609	1,387
Total current assets	31,109	34,800
Property, plant, and equipment, net	3,791	3,727
Intangible assets, net	37	51
Goodwill	2,926	2,926
Other assets	556	747
Total assets	$38,419	$42,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,971	$5,960
Accrued liabilities	4,529	5,906
Customer deposits	131	85
Deferred revenue, current portion	2,915	3,155
Total current liabilities	14,546	15,106
Deferred income taxes, net	753	738
Deferred revenue, long-term	112	142
Capital lease obligation, long-term	117	159
Warranty accrual, long-term	973	843
Other liabilities, long-term	325	338
Total liabilities	16,826	17,326
Commitments, contingencies, and subsequent events (Notes 8 and 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 shares authorized in 2016 and 2015; 58,257 and 58,228 shares issued and outstanding in 2016 and 2015, respectively	58	58
Additional paid-in-capital	189,456	188,622
Accumulated other comprehensive loss	(702)	(801)
Accumulated deficit	(167,219)	(162,954)
Total stockholders' equity	21,593	24,925
Total liabilities and stockholders' equity	$38,419	$42,251

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Products and services revenue	$10,979	$10,751
License fees and royalty revenue	31	104
Net revenue	11,010	10,855
Cost of revenue	7,366	7,645
Gross profit	3,644	3,210
Operating expenses:
Sales and marketing	3,804	4,754
General and administrative	2,267	2,587
Engineering and development	1,886	1,803
Excise tax	—	56
Legal settlement	—	(731)
Total operating expenses	7,957	8,469
Loss from operations	(4,313)	(5,259)
Gain (loss) on foreign currency transactions	71	(130)
Interest income (expense), net	17	—
Non-operating income (loss), net	88	(130)
Loss before income tax provision	(4,225)	(5,389)
Income tax provision	40	47
Net loss	(4,265)	(5,436)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	99	(233)
Comprehensive loss	$(4,166)	$(5,669)

Net loss per share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)
Shares used in the calculation of net loss per share:
Basic	58,228	58,145
Diluted	58,228	58,145

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(4,265)	$(5,436)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	212	158
Provision (recovery) for bad debts, net	(15)	53
Stock-based compensation	834	700
Deferred income taxes	15	15
Earned interest income, net	(16)	—
Changes in operating assets and liabilities:
Restricted cash	—	(200)
Accounts receivable	(1,126)	(860)
Inventory	(1)	(664)
Prepaid expenses and other current assets	(31)	(677)
Customer deposits	46	64
Accounts payable and accrued liabilities	(155)	(1,090)
Deferred revenue	(270)	535
Net cash and cash equivalents used in operating activities	(4,772)	(7,402)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(343)	(228)
Net cash and cash equivalents used in investing activities	(343)	(228)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(43)	—
Deposit on capital lease	—	(42)
Proceeds from exercise of stock options and warrants	—	44
Net cash and cash equivalents provided by financing activities	(43)	2
Effect of exchange rate changes	86	(193)
Decrease in cash and cash equivalents	(5,072)	(7,821)
Cash and cash equivalents, beginning of period	11,699	31,560
Cash and cash equivalents, end of period	$6,627	$23,739
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$1	$—
Income taxes paid	$33	$37
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$—	$383
Accrued capital expenditures and tenant improvement allowance	$70	$21

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company”) is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, in-office, chair-side milling machines and three-dimensional (“3-D”) printers.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

The consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “2015 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, a net loss, and used cash in operating activities for the three months ended March 31, 2016. The Company has also suffered recurring losses from operations during the three years ended December 31, 2015. The Company’s recurring losses, level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2016, the Company had working capital of approximately $16.6 million. The Company’s principal sources of liquidity as of March 31, 2016 consisted of approximately $6.8 million in cash, cash equivalents and restricted cash and $10.1 million of net accounts receivable.

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

Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into a line of credit facility. The Company cannot provide assurances that it will be able to successfully enter into any such equity or debt financings or line of credit facility in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2015 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2016 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In February 2016, FASB issued ASU 2015-17, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, and April 27, 2015) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of March 31, 2016, a total of 11,550,000 shares have been authorized for issuance under the 2002 Plan, of which 3,098,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock, 5,134,000 shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 3,318,000 shares of BIOLASE common stock remain available for future grants.

For the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation cost of $834,000 and $700,000, respectively, based on the grant-date fair value. The net impact to earnings for the three months ended March 31, 2016 and 2015 was $(0.01), and $(0.01) per basic and diluted share, respectively. At March 31, 2016, the Company had approximately $4.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.8 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$70	$76
Sales and marketing	134	293
General and administrative	551	236
Engineering and development	79	95
	$834	$700

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected term	6.3 years	7.2 years
Volatility	88.30%	89.90%
Annual dividend per share	$—	$—
Risk-free interest rate	1.42%	1.78%

A summary of option activity under the 2002 Plan for the three months ended March 31, 2016 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2015	4,493,000	$2.72	6.59	$422
Granted at fair market value	295,000	$0.86
Exercised	—	$—
Forfeited, cancelled, or expired	(283,000)	$2.87
Options outstanding at March 31, 2016	4,505,000	$2.59	6.81	$169,000
Options exercisable at March 31, 2016	2,932,000	$2.89	5.92	$38,000
Vested options expired during the quarter ended March 31, 2016	48,000	$2.38

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Proceeds from stock options exercised	$—	$44
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$52
Weighted-average fair value of options granted during period	$0.67	$1.88
Total fair value of shares vested during the period	$708	$293

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

Effective February 26, 2016 in connection with the Company’s new 2016 compensation plan, the Compensation Committee of the Board of Directors (the “Board”), awarded to certain employees and consultants of the Company a total of 295,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $0.86 per share, the closing market price of the BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) 185,000 options, awarded to existing employees, vest ratably over a 48 month period, commencing one month from the grant date, and (ii) 110,000 options, awarded to new 2016 employees, vest 25% on the one-year anniversary of the grant date and the remainder ratably over the 36-month period, commencing 13 months after of the grant date.

Restricted Stock Units

In accordance with the 2002 Plan, the Company approved restricted stock units (“RSUs”) to acquire shares of BIOLASE common stock as approved by the Board.  Effective February 26, 2016, the Compensation Committee of the Board issued the following awards:

Under with the 2015 compensation plan, 388,500 RSUs were awarded to certain employees and consultants of the Company.  These awards were valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and will fully vest on July 1, 2016.

Under with the new 2016 compensation plan, 140,000 RSUs were awarded to certain employees and consultants of the Company.  These awards were valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and vest 25% on each of the first, second, third, and fourth anniversaries of the grant date.

In connection with the President and Chief Executive Officer’s employment agreement, the maximum performance bonus was awarded, consisting of (i) $100,000 paid in cash during the three months ended March 31, 2016, and (ii) 59,523 RSUs, valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date.  Half of these RSUs will vest on March 30, 2016 and half of these RSUs will vest on February 18, 2017.

Effective March 10, 2016, under with the 2015 compensation plan, the Compensation Committee of the Board approved the grant of 70,000 RSUs to the Company’s Chief Financial Officer.  These awards were valued at $1.23 per share, the closing market price of BIOLASE common stock on the grant date, and will fully vest on July 1, 2016.

A summary of option activity under the 2002 Plan for the three months ended March 31, 2016 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested restricted stock units at December 31, 2015	870,000	$1.64
Granted	658,000	$0.90
Vested	(30,000)	$0.86
Forfeited or cancelled	—	$—
Nonvested restricted stock units at March 31, 2016	1,498,000	$0.90

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.

A summary of warrant activity for the three months ended March 31, 2016 is as follows:

Warrants Outstanding:
		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2015	10,094,000	$4.18
Granted	—
Exercised	—
Forfeited, cancelled, or expired	—
Warrants outstanding at March 31, 2016	10,094,000	$4.18
Warrants exercisable at March 31, 2016	9,959,000	$4.18
Vested warrants expired during the quarter ended March 31, 2016	—	N/A

No warrants were exercised during the three months ended March 31, 2016.

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options and warrants to purchase approximately 15,228,000 and 15,563,000 shares were not included in the calculation of diluted loss per share for the three months ended March 31, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method, and is comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$3,668	$3,627
Work-in-process	1,614	1,379
Finished goods	7,285	7,560
Inventory, net	$12,567	$12,566

Inventory is net of a provision for excess and obsolete inventory totaling $2.1 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Building	$211	$203
Leasehold improvements	2,004	2,019
Equipment and computers	6,057	6,031
Furniture and fixtures	600	585
Construction in progress	1,272	1,045
	10,144	9,883
Accumulated depreciation and amortization	(6,517)	(6,314)
	3,627	3,569
Land	164	158
Property, plant, and equipment, net	$3,791	$3,727

Depreciation and amortization expense related to property, plant, and equipment totaled $198,000 and $140,000 for the three months ended March 31, 2016 and 2015, respectively.

The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $113,000 as of March 31, 2016.  For additional information on the capital lease, see Note 8 – Commitments and Contingencies.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2015 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred between June 30, 2015 through March 31, 2016 that triggered further impairment testing of the Company’s intangible assets and goodwill.

Amortization expense for the three months ended March 31, 2016 and 2015 totaled $14,000 and $18,000. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of March 31, 2016				As of December 31, 2015
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,914)	$—	$—	$1,914	$(1,914)	$—	$—
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(780)	—	37	817	(766)	—	51
Total	$2,800	$(2,763)	$—	$37	$2,800	$(2,749)	$—	$51
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Payroll and benefits	$2,026	$2,303
Warranty accrual, current portion	1,087	1,345
Taxes	296	445
Accrued professional services	701	681
Accrued capital lease and warranty obligations - current	168	167
Accrued insurance premium	45	467
Other	206	498
Total accrued liabilities	$4,529	$5,906

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three months ended March 31 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Initial warranty accrual, beginning balance	$2,188	$1,449
Provision for estimated warranty cost	61	451
Warranty expenditures	(189)	(233)
	2,060	1,667
Less warranty accrual, long-term	973	640
Total warranty accrual, current portion	$1,087	$1,027

Deferred revenue is comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Undelivered elements (training, installation, and product and support services)	$1,364	$1,608
Extended warranty contracts	1,432	1,428
Deferred royalties	$231	261
Total Deferred Revenue	3,027	3,297
Less long-term amounts:
Deferred royalties	$112	142
Total Deferred Revenue - Long-Term	112	142
Total Deferred Revenue - Current	$2,915	$3,155

In connection with the Company’s initiatives to measure and improve customer satisfaction and concurrent with the launch of WaterLase iPlus 2.0 in February 2015, the Company introduced its exclusive Practice Growth Guarantee, which is a program to assist with growth in the Company’s clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. Consistent with the Company’s standard terms and conditions applicable to all of its products, the Practice Growth Guarantee does not give the customer the right to return purchased laser systems or receive a refund of any amount of the purchase price. However, the Practice Growth Guarantee does provide for additional training opportunities and certain billing and marketing support activities to the customer.  The Company has estimated additional deferred revenue related to the Practice Growth Guarantee for all WaterLase iPlus 2.0 system sales for the three months ending March 31, 2016 and March 31, 2015 to be approximately $126,000 and $31,000, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California. In March 2015, the corporate headquarters and manufacturing facility lease was amended to extend the term through April 30, 2020, modify provisions for a tenant improvement allowance of up to $398,000, and adjust the basic rent terms. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31 are listed below.  The Company also leases certain office equipment and automobiles under various operating lease arrangements.

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments, for the years ending December 31, 2016 and 2017 are $114,000 and $160,000, respectively.  The current obligation with respect to the present value of net minimum lease payments of $164,000 is reflected in the Consolidated Balance Sheets classified as an accrued liability, and the remaining portion of the present value of net minimum lease payments is classified as a long-term obligation within capital lease obligations in the amount of $117,000, for the three months ended March 31, 2016.

Future minimum rental commitments under lease agreements, including both operating and capital leases (principle and interest), with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2016	$657
2017	816
2018	619
2019	646
Thereafter	219
Total future minimum lease obligations	$2,957

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.4 million, in the aggregate, at March 31, 2016. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of at March 31, 2016, approximately $75,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders.  As of March 31, 2016, the Company had $12.0 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

On February 24, 2016, a purported class action lawsuit entitled Dr. Charles Shulruff v. Biolase, Inc., Case No. 1:16-cv-02533, was filed in the United States District Court for the Northern District of Illinois.  The case alleges that the Company violated the federal Telephone Consumer Protection Act (TCPA) and other related Illinois state statutes, by sending unsolicited marketing communications via fax machine to a Chicago dentist, Dr. Shulruff.  The plaintiff and his counsel seek to certify a nation-wide class of comprised of other dentists who received the same or similar faxes from BIOLASE.  BIOLASE responded to the case on April 14, 2016, and denied liability on all claims.  BIOLASE also denies that class certification is appropriate.  The case is still in its early stages and no discovery or substantive motion practice has yet been conducted.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board (the “Patent Board”).  On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Patent Board.  On July 1, 2014, the Patent Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  On July 1, 2015, the Patent Board issued a decision that was generally favorable to the Company.   On July 31, 2015, CAO requested a rehearing of the decision.  On November 27, 2015, the Patent Board issued its decision regarding CAO’s request for rehearing, partially granting CAO’s request.  On January 27, 2016, CAO filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit for review of the Patent Board’s decision dated July 1, 2015 and the Patent Board’s decision regarding CAO’s request for rehearing.

The Company filed a patent infringement lawsuit against Fotona dd. (“Fotona”) in Düsseldorf District Court (the “Düsseldorf Court”) on April 12, 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Fotona has denied liability and sought the reimbursement of statutory fees from the Company. Together with its response brief, Fotona also filed a nullity action against the patent in dispute, patent number EP 1 560 470. The nullity action is pending at the German Federal Patent Court (the “Patent Court”), Docket No. 1 Ni 58/13 (EP). On September 2, 2013, the Company filed its counterplea in the infringement proceedings and phrased its arguments defending the validity of the patent. These arguments were also the subject of the defense brief to the Patent Court in the parallel nullity action proceedings. On September 9, 2013, the Company filed its response to the Patent Court. Fotona filed a rejoinder on February 3, 2014, including its counterplea on nullity.

On April 29, 2014, the Düsseldorf Court rendered a first instance decision whereby Fotona must cease and desist from selling its Fidelis and Lightwalker dental laser systems, render accounts on past sales, recall respective products, and pay damages on infringement. Additionally, the Company was awarded statutory fees, court costs, and attorneys’ fees.  In Germany, damages can be calculated based on the profits made by the infringer after the formal announcement of the granting of a patent, in this case beginning January 1, 2009, without considering direct labor or any other operational costs. This could amount to several million euros. In the two additional first instance cases following the extension of the initial lawsuit against Fotona, the Düsseldorf Court also required the Company to provide a statutory bond totaling €146,000. Such bonds are traditionally imposed on foreign plaintiffs to cover all statutory, court, and attorneys’ fees.  Fotona submitted its responses to the action and filed respective invalidation actions against the rights of the Company.

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

NOTE 9—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.  For the three months ended March 31, 2016 and 2015, sales to customers in the United States accounted for approximately 58% and 55% of net revenue, respectively, and international sales accounted for approximately 42% and 45% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2016 or 2015.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
United States	$6,401	$5,930
International	4,609	4,925
	$11,010	$10,855

Long-lived assets by geographic location was as follows (in thousands):

	March 31,	December 31,
	2016	2015
United States	$3,455	$3,401
International	336	326
	$3,791	$3,727

NOTE 10—CONCENTRATIONS

Revenue from the Company’s products for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
Laser systems	62.3%	64.6%
Imaging systems	6.3%	3.1%
Consumables and other	16.1%	17.5%
Services	15.0%	13.8%
License fees and royalties	0.3%	1.0%
Total revenue	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2016 or 2015.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of March 31, 2016, one customer represented 10.7% of the Company’s accounts receivable. Amounts due are expected to be collected in full by the Company. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2015.

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

NOTE 11—INCOME TAXES

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2016 and 2015. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2016 and 2015, the Company recorded an income tax provision of $40,000 and $47,000, respectively, resulting in an effective tax rate of (0.9)% and (0.9)%, respectively. The income tax provisions for the three months ended March 31, 2016 and 2015 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 12—SUBSEQUENT EVENTS

Consistent with the Company’s goal to refocus its energies on strengthening leadership, worldwide competitiveness and attention to its professional customers and their patients, the Company has hired Michael Roux as its Vice President of Marketing, effective April 13, 2016, and Matthew Wilson as its Vice President of Human Resources, effective April 18, 2016.

Stock Options

On April 18, 2016, in connection with the hiring of the two new Vice Presidents, the Compensation Committee of the Board awarded 325,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were valued at $1.43 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of April 18, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on April 18, 2017, and (ii) one-half of the total grant is subject to specific 2016 performance criteria.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “2015 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our plans to expand product line, operating expenses, anticipated cash needs, needs for additional financing, use of working capital, anticipated trends and challenges in our business and the markets in which we operate, plans to explore potential collaborations, effects of engineering and development efforts, critical accounting policies, the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek,” and similar expressions and variations or the negativities of these terms or other comparable terminology.

The forward-looking statements contained in this Item 2 are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	global economic uncertainty and volatility in financial markets;
•	inability to raise additional capital on terms acceptable to us;
•	our relationships with, and the efforts of, third-party distributors;
•	failure in our efforts to train dental practitioners or to overcome the hesitation of dentists and patients to adopt laser technologies;
•	inconsistencies between future data and our clinical results;
•	competition from other companies, including those with greater resources;
•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;
•	the inability of our customers to obtain third-party reimbursement for their use of our products;
•	limitations on our ability to use net operating loss carryforwards;
•	problems in manufacturing our products;
•	warranty obligations if our products are defective;
•	adverse publicity regarding our technology or products;
•	adverse events to our patients during the use of our products, regardless of whether caused by our products;

•	litigation, including the failure of our insurance policies to cover certain expenses relating to litigation and our inability to reach a final settlement related to certain litigations;
•	issues with our suppliers, including the failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;
•	rapidly changing standards and competing technologies;
•	our inability to effectively manage and implement our growth strategies;
•	failure of our efforts to emphasize the importance of our imaging products to translate into increased sales of the same;
•	risks associated with operating in international markets, including potential liabilities under the Foreign Corrupt Practices Act;
•	breaches of our information technology systems;
•	seasonality;
•	disruptions to our operations at our primary facility;
•	loss of our key management personnel or our inability to attract or retain qualified personnel;
•

risks and uncertainties relating to acquisitions, including difficulties integrating acquired businesses successfully into our existing operations and risks of discovering previously undisclosed liabilities;

•

failure to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), or maintain adequate internal control over financial reporting;

•	climate change initiatives;
•	failure of our intellectual property rights to adequately protect our technologies and potential third-party claims that our products infringe their intellectual property rights;
•	changes in government regulation or the inability to obtain or maintain necessary governmental approvals;
•	our failure to comply with existing or new laws and regulations, including fraud and abuse and health information privacy and securities laws;
•	changes in the Food and Drug Administration’s (“FDA’s”) regulatory requirements applicable to laser products, dental devices, or both; and
•	recall or other regulatory action concerning our products after receiving FDA clearance or approval.

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2015 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: WaterLase (all-tissue) systems and Diode (soft tissue) systems. Our flagship brand, WaterLase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 250 issued and 90 pending U.S. and international patents, the majority of which are related to WaterLase technology. From 1998 through March 31, 2016, we sold approximately 31,200 laser systems in over 90 countries around the world. Contained in this total are approximately 11,400 WaterLase systems, including more than 7,300 WaterLase MD and WaterLase iPlus systems. We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. and in 2012, we changed our name to BIOLASE, Inc.  Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

Business and Outlook

Our WaterLase systems precisely cut hard tissue, bone, and soft tissue with minimal or no damage to surrounding tissue and dental structures. Our Diode systems, which include the EPIC system, are designed to complement our WaterLase systems, and are used only in soft tissue procedures, pain therapy, hygiene, and cosmetic applications, including teeth whitening. The Diode systems, together with our WaterLase systems, offer practitioners a broad product line with a range of features and price points.

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

Our strategy is to increase awareness and demand for (i) our products among dental practitioners by educating dental practitioners and patients about the clinical benefits of our product suite and (ii) our laser systems among patients by educating patients about the clinical benefits of the WaterLase and Diode systems. An important goal of ours is to increase consumables revenue by selling more single-use accessories used by dental practitioners when performing procedures using our dental laser systems. In the short term, we are striving for operating excellence through lean enterprise initiatives, with a specific focus on our sales strategy and cash flow management, coupled with optimizing our engineering capabilities to develop innovative new products.

We also seek to create value through innovation and leveraging existing technologies into adjacent medical applications. We plan to expand our product line and clinical applications by developing enhancements and transformational innovations, including new clinical solutions for dental applications and for other adjacent medical applications. In particular, we believe that our existing technologies can provide significant improvements over existing standards of care in fields including ophthalmology, otolaryngology, orthopedics, podiatry, pain management, aesthetics/dermatology, veterinary, and consumer products. We plan to continue to explore potential collaborations to bring our proprietary laser technologies with expanded FDA-cleared indications for other medical applications in the future.

Recent Developments

In February 2015, we launched the WaterLase iPlus 2.0, our next generation minimally invasive all-tissue flagship laser, along with our exclusive Practice Growth Guarantee™ Program (our “PGG Program”). The latter assists our clients’ dental practices by providing focused training on a select number of clinical procedures and support for billing and marketing. In November 2015, we announced an upgrade to the WaterLase iPlus 2.0 to provide dental practitioners a clinical protocol and application to assist in the effective management of peri-implantitis. A growing problem in dentistry, peri-implantitis is a destructive inflammatory process affecting the soft and hard tissues surrounding dental implants. With the addition of the new step-by-step clinical protocol, the WaterLase iPlus 2.0 provides pre-programmed settings and applications for more than 50 FDA-cleared procedures and clinical indications.

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

The WaterLase iPlus 2.0 also marks the debut of the SureFire YSGG Delivery System (“SureFire”), which ensures greater uptime through enhanced precision, performance, and reliability.  SureFire has redesigned optics that efficiently deliver precise laser energy with a replaceable, disposable shield for better dependability.  SureFire offers improved clinical access and comfort with its minimally invasive flagship dental laser system and exclusive contra-angle hand-piece.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the 2015 Form 10-K. We believe that there have been no significant changes during the three months ended March 31, 2016 in our critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended
	March 31,
	2016	2015
Products and services revenue	99.7%	99.0%
License fees and royalty revenue	0.3%	1.0%
Net revenue	100.0%	100.0%
Cost of revenue	66.9%	70.4%
Gross profit	33.1%	29.6%
Operating expenses:
Sales and marketing	34.6%	43.8%
General and administrative	20.6%	23.8%
Engineering and development	17.1%	16.6%
Excise tax	—%	0.5%
Legal settlement	—%	(6.7)%
Total operating expenses	72.3%	78.0%
Loss from operations	(39.2)%	(48.4)%
Non-operating loss, net	0.8%	(1.2)%
Loss before income tax provision	(38.4)%	(49.6)%
Income tax provision	0.4%	0.4%
Net loss	(38.8)%	(50.0)%

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

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provides a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented in this Form 10-Q have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

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

	Three Months Ended
	March 31,
	2016	2015
GAAP net loss, as reported	$(4,265)	$(5,436)
Adjustments:
Interest (income) expense, net	(17)	-
Income tax provision	40	47
Depreciation and amortization	212	158
Stock-based, other equity instruments, and other non-cash compensation	834	700
Non-GAAP net loss	$(3,196)	$(4,531)

Comparison of Results of Operations

Three months ended March 31, 2016 and 2015

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2016 (“First Quarter 2016”) and the three months ended March 31, 2015 (“First Quarter 2015”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2016		2015		Change	Change
Laser systems	$6,864	62.3%	$7,008	64.6%	$(144)	(2.1%)
Imaging systems	692	6.3%	341	3.1%	351	102.9%
Consumables and other	1,775	16.1%	1,902	17.5%	(127)	(6.7%)
Services	1,648	15.0%	1,500	13.8%	148	9.9%
Total products and services	10,979	99.7%	10,751	99.0%	228	2.1%
License fees and royalty	31	0.3%	104	1.0%	(73)	(70.2%)
Net revenue	$11,010	100.0%	$10,855	100.0%	$155	1.4%

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

Total revenue by geographic location based on the location of customers for the three months ended March 31, 2016 and 2015, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2016		2015		Change	Change
United States	$6,401	58.1%	$5,930	54.6%	$471	7.9%
International	4,609	41.9%	4,925	45.4%	(316)	(6.4%)
Net revenue	$11,010	100.0%	$10,855	100.0%	$155	1.4%

The overall increase in period-over-period net revenue resulted from improved imaging systems revenue, which increased $351,000 or 103%, and services revenue, which increased $148,000 or 10%, in the First Quarter 2016 compared to the First Quarter 2015.  The increase in imaging systems revenue was driven by domestic sales, which increased $370,000 or 153%, as the Company sold through certain imaging inventory in order to increase cash and continue the focus on the core laser business.  Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, experienced a worldwide improvement, with a 10% increase in domestic revenue and a 14% increase in international revenue.  The increase in services revenue was driven by an improved focus on our worldwide advanced training programs.

Partially offsetting the increases in imaging and services revenue was a $144,000 or 2% decrease in laser systems revenue, a $127,000 or 7% decrease in consumables revenue and a $73,000 or 70% decrease in license and royalty revenue during the First Quarter 2016 compared to the First Quarter 2015.  Although laser system revenue saw a $166,000 or 6% increase domestically, international laser system revenue declined by $310,000 or 7%, primarily due to 2016 being a year that the biennial International Dental Show (“IDS”) did not take place.  The decrease in consumables and other net revenue, which includes products such as disposable tips and shipping revenue, and the decrease in license and royalty revenue, which relates to intellectual property on our laser technologies, experienced declines in the domestic market of $135,000 or 11% and $73,000 or 70%, respectively, during the First Quarter 2016 compared to the First Quarter 2015. The decrease in license and royalty revenue was due to our patent infringement lawsuit settlement during the First Quarter 2015.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the three months ended March 31, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2016		2015		Change	Change
Net revenue	$11,010	100.0%	$10,855	100.0%	$155	1.4%
Cost of revenue	7,366	66.9%	7,645	70.4%	(279)	(3.6%)
Gross profit	$3,644	33.1%	$3,210	29.6%	$434	13.5%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 14% improvement in gross profit as a percentage of revenue for the First Quarter 2016, as compared to First Quarter 2015, reflected a larger mix of domestic sales, which typically have higher product margins due to higher pricing.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended March 31, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2016		2015		Change	Change
Sales and marketing	$3,804	34.6%	$4,754	43.8%	$(950)	(20.0%)
General and administrative	2,267	20.6%	2,587	23.8%	(320)	(12.4%)
Engineering and development	1,886	17.1%	1,803	16.6%	83	4.6%
Excise tax	-	-%	56	0.5%	(56)	(100.0%)
Legal settlement	-	-%	(731)	(6.7%)	731	N/A
Total operating expenses	$7,957	72.3%	$8,469	78.0%	$(512)	(6.0%)

The $512,000 or 6% overall decrease in period-over-period operating expenses is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the First Quarter 2016 compared to the First Quarter 2015 decreased by $950,000, or 20%, primarily due to a $400,000 decrease in payroll and consulting related expenses, a $160,000 decrease in stock-based compensation expenses, a $268,000 decrease in media, advertising, and printing expenses, and a $128,000 decrease in convention related expenses.  The overall decrease in sales and marketing expenses during the First Quarter 2016 was as expected following the Company’s organizational restructuring changes and cost cutting measures implemented during the second half of 2015.  The Company plans to continue to focus on (i) enhancing customer acquisition, retention, and global brand awareness, and (ii) rebuilding our sales and marketing team domestically and internationally.  As we strive to transform and return to revenue growth, we expect sales and marketing expenses to decrease as a percentage of revenue during 2016.

General and Administrative Expense. General and administrative expenses in the First Quarter 2016 compared to the First Quarter 2015 decreased by $320,000, or 12%, primarily due to a $350,000 decrease in payroll and consulting related expenses and a $275,000 decrease in patent and legal expenses, which were partially offset by a $314,000 increase in stock-based compensation expenses. The First Quarter 2016 decline in payroll and consulting related expenses is primarily due to the severance and recruiting expenses related to the change in CFO in the First Quarter 2015.  The increase in stock-based compensation is attributed to our focus on compensating new and existing employees through equity incentives as was seen throughout 2015 compared to 2014.  The decrease in patent and legal expenses resulted from the settlement of our patent infringement lawsuit during the First Quarter 2015.  We expect general and administrative expenses to continue to decrease as a percentage of revenue through 2016.

Engineering and Development Expense. Engineering and development expenses in the First Quarter 2016 compared to the First Quarter 2015 increased by $83,000, or 5%, primarily due to a $112,000 increase in operating supplies, resulting from our focused efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies, which we believe will further strengthen our worldwide leadership position.  We expect to increase our investment in engineering and development activity as we continue our efforts on new product development during 2016.

Excise Tax Expense. Beginning in 2013, the Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S.  Excise tax expenses for the First Quarter 2016 was $0, compared to $56,000, or 0.5% of net revenue, for the First Quarter 2015. The decrease of $56,000 was directly associated with the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), which suspended the medical device excise tax for calendar years 2016 and 2017.  Due to the PATH Act, we do not anticipate any excise tax expenses on our products during 2016.

Legal Settlement. On April 12, 2012, we filed a patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) in Düsseldorf District Court alleging infringement with respect to the Fotona Fidelis dental laser system (the “Fotona Litigation”). On March 24, 2015, we entered into a settlement agreement with Fotona, at which time we recorded a $731,000 credit toward the recovery of our legal expenses. For a more detailed discussion of the intellectual property litigation, see Part I, Item I, Note 8 – Commitments and Contingencies.

Gain (Loss) on Foreign Currency Transactions. We realized a $71,000 gain on foreign currency transactions during the First Quarter 2016, compared to a $130,000 loss on foreign currency transactions during the First Quarter 2015 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income (Expense), Net.  Interest income during the First Quarter 2016 represented interest recognized from the discounted present value of the settlement in connection with the Fotona Litigation.

Income Tax Provision (Benefit). We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $40,000 for First Quarter 2016, compared to a provision of $47,000 for First Quarter 2015. The decrease of $7,000, or 15%, in income tax provision was primarily due to a decrease in net foreign profit from $88,000 in the First Quarter 2015 to $63,000 in the First Quarter 2016. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.3 million for the First Quarter 2016 compared to a net loss of $5.4 million for the First Quarter 2015. The $1.2 million or 22% decrease in net loss was due to overall business improvements including a $155,000 increase in net revenue, a $279,000 reduction in cost of revenue, a $512,000 decrease in operating expenses, and a $71,000 gain on foreign currency transition.

Liquidity and Capital Resources

At March 31, 2016, the Company had approximately $6.6 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents of $5.1 million at March 31, 2016 as compared to December 31, 2015, was primarily due to cash used in operating, investing, and financing activities of $4.8 million, $343,000, and $43,000 respectively, and the effect of exchange rates on cash of $86,000.  The $4.8 million of net cash used in operating activities was primarily driven by the Company’s net loss of $4.3 million during the quarter.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash flows used in operating activities	$(4,772)	$(7,402)
Net cash flows used in investing activities	(343)	(228)
Net cash flows provided by (used in) financing activities	(43)	2
Effect of exchange rate changes	86	(193)
Net change in cash and cash equivalents	$(5,072)	$(7,821)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2016, totaled $4.8 million and was primarily comprised of our net loss of $4.3 million, partially offset by non-cash adjustments for stock-based compensation expenses of $834,000 and depreciation and amortization expenses of $212,000.  The $1.5 million net decrease in our operating assets and liabilities was primarily due to an increase in accounts receivable of $1.1 million related to the timing of our collections, an increase in prepaid expenses and other current assets of $31,000, a decrease in accounts payable and accrued liabilities of $155,000 related to the timing of our payments, and a decrease in deferred revenue of $270,000 resulting from fewer deferred services revenue, partially offset by an increase in customer deposits of $46,000.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 consisted of $343,000 of capital expenditures. The period-over-period increase is primarily due to construction in progress purchases during the First Quarter 2016 and payment of Fourth Quarter 2015 purchases associated with implementation of a new ERP system.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2016 of $43,000 resulted from payments on our capital lease obligations. The period-over-period decrease is primarily due to there not being any proceeds from the exercise of stock options and warrants during the First Quarter 2016.

Effect of Exchange Rate

The $86,000 increase in effect of exchange rate on cash for First Quarter 2016 was primarily due to a recognized $99,000 gain on foreign currency transactions due to a stronger Euro compared to First Quarter 2015.

Future Liquidity Needs

As of March 31, 2016, the Company had working capital of approximately $16.6 million. Our principal sources of liquidity as of March 31, 2016 consisted of approximately $6.8 million in cash, cash equivalents and restricted cash and $10.1 million of net accounts receivable.

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

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please refer to Part I, Item 1, Note 2 – Summary of Significant Accounting Policies, which is incorporated herein by this reference.

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

There have been no material changes in the information disclosed in Part II, Item 7a “Quantitative and Qualitative Disclosures about Market Risk” in the 2015 Form 10-K.

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

For a description of our legal proceedings, please refer to Part I, Item 1, Note 8 – Commitments and Contingencies, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2015 Form 10-K.

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
101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

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

Date: May 9, 2016

BIOLASE, INC.,
(Registrant)
By:	/s/ HAROLD C. FLYNN, JR.
Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ DAVID C. DREYER
David C. Dreyer
Chief Financial Officer
(Principal Financial and Accounting Officer)