Form 10-Q
period 2016-06-30
BIOLASE, INC
filed 2016-08-01
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of July 29, 2016, was 58,257,301 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,877	$11,699
Restricted cash equivalent	200	200
Accounts receivable, less allowance of $1,616 in 2016 and $1,765 in 2015	11,036	8,948
Inventory, net	11,262	12,566
Prepaid expenses and other current assets	1,132	1,387
Total current assets	28,507	34,800
Property, plant, and equipment, net	3,994	3,727
Intangible assets, net	23	51
Goodwill	2,926	2,926
Other assets	551	747
Total assets	$36,001	$42,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,914	$5,960
Accrued liabilities	4,810	5,906
Customer deposits	66	85
Deferred revenue, current portion	3,161	3,155
Total current liabilities	14,951	15,106
Deferred income taxes, net	768	738
Deferred revenue, long-term	82	142
Capital lease obligation, long-term	74	159
Warranty accrual, long-term	866	843
Other liabilities, long-term	308	338
Total liabilities	17,049	17,326
Commitments, contingencies, and subsequent events (Notes 8 and 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 shares authorized as of June 30, 2016 and 2015; 58,257 and 58,228 shares issued and outstanding as of June 30, 2016 and 2015, respectively	58	58
Additional paid-in-capital	190,402	188,622
Accumulated other comprehensive loss	(756)	(801)
Accumulated deficit	(170,752)	(162,954)
Total stockholders' equity	18,952	24,925
Total liabilities and stockholders' equity	$36,001	$42,251

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Products and services revenue	$13,755	$11,835	$24,734	$22,586
License fees and royalty revenue	55	34	86	138
Net revenue	13,810	11,869	24,820	22,724
Cost of revenue	8,154	8,168	15,520	15,813
Gross profit	5,656	3,701	9,300	6,911
Operating expenses:
Sales and marketing	4,488	4,743	8,292	9,497
General and administrative	2,655	3,916	4,922	6,503
Engineering and development	1,900	1,974	3,786	3,777
Excise tax	—	97	—	153
Legal settlement	—	—	—	(731)
Total operating expenses	9,043	10,730	17,000	19,199
Loss from operations	(3,387)	(7,029)	(7,700)	(12,288)
Gain (loss) on foreign currency transactions	(126)	1	(55)	(129)
Interest income, net	17	23	34	23
Non-operating income (loss), net	(109)	24	(21)	(106)
Loss before income tax provision	(3,496)	(7,005)	(7,721)	(12,394)
Income tax provision	37	36	77	83
Net loss	(3,533)	(7,041)	(7,798)	(12,477)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(54)	33	45	(200)
Comprehensive loss	$(3,587)	$(7,008)	$(7,753)	$(12,677)

Net loss per share:
Basic	$(0.06)	$(0.12)	$(0.13)	$(0.21)
Diluted	$(0.06)	$(0.12)	$(0.13)	$(0.21)
Shares used in the calculation of net loss per share:
Basic	58,257	58,180	58,243	58,163
Diluted	58,257	58,180	58,243	58,163

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(7,798)	$(12,477)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	488	324
(Recovery) provision for bad debts, net	(85)	281
Stock-based compensation	1,780	1,635
Deferred income taxes	30	31
Earned interest income, net	(33)	(23)
Changes in operating assets and liabilities:
Restricted cash	—	(200)
Accounts receivable	(1,968)	(1,031)
Inventory	908	(1,172)
Prepaid expenses and other current assets	451	(385)
Customer deposits	(19)	(16)
Accounts payable and accrued liabilities	25	1,237
Deferred revenue	(54)	757
Net cash and cash equivalents used in operating activities	(6,275)	(11,039)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(502)	(433)
Net cash and cash equivalents used in investing activities	(502)	(433)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(86)	—
Deposit on capital lease	—	(42)
Proceeds from exercise of stock options and warrants	—	44
Net cash and cash equivalents (used in) provided by financing activities	(86)	2
Effect of exchange rate changes	41	(168)
Decrease in cash and cash equivalents	(6,822)	(11,638)
Cash and cash equivalents, beginning of period	11,699	31,560
Cash and cash equivalents, end of period	$4,877	$19,922
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$2	$—
Income taxes paid	$48	$44
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$—	$405
Accrued capital expenditures and tenant improvement allowance	$102	$555

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

The consolidated results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “2015 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, a net loss, and used cash in operating activities for the three and six months ended June 30, 2016. The Company has also suffered recurring losses from operations during the three years ended December 31, 2015. The Company’s recurring losses, level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding the Company’s ability to raise additional capital, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2016, the Company had working capital of approximately $13.6 million. The Company’s principal sources of liquidity as of June 30, 2016 consisted of approximately $5.1 million in cash, cash equivalents and restricted cash and $11.0 million of net accounts receivable.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, generate cash from operations or obtain additional funds when needed. The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through expansion of its product offerings, continuing to expand and develop its field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of its advanced medical technologies, and reducing expenses.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2015 Form 10-K. Management believes that there have been no significant changes during the three and six months ended June 30, 2016 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company will follow this guidance beginning in fiscal 2017.

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

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of June 30, 2016, a total of 15,550,000 shares have been authorized for issuance under the 2002 Plan, of which 3,098,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock, 6,201,000 shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 6,251,000 shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation cost of $946,000 and $935,000, for the three months ended June 30, 2016 and 2015 respectively, and $1.8 million and $1.6 million, for the six months ended June 30, 2016 and 2015 respectively, based on the grant-date fair value.  The net impact to earnings was $(0.02), and $(0.02) per basic and diluted share for the three months ended June 30, 2016 and 2015, respectively, and $(0.03) and $(0.03) per basic and diluted share for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, the Company had approximately $4.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$99	$62	$169	$138
Sales and marketing	187	194	321	487
General and administrative	541	612	1,092	848
Engineering and development	119	67	198	162
	$946	$935	$1,780	$1,635

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term	5.6 years	5.5 years	5.7 years	5.9 years
Volatility	83.8%	87.7%	84.8%	91.0%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.32%	1.54%	1.34%	1.65%

A summary of option activity under the 2002 Plan for the six months ended June 30, 2016 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2015	4,493,000	$2.72	6.59	$422
Granted at fair market value	1,253,000	$1.29
Exercised	—	$—
Forfeited, cancelled, or expired	(422,000)	$3.26
Options outstanding at June 30, 2016	5,324,000	$2.34	7.29	$115,000
Options exercisable at June 30, 2016	3,098,000	$2.76	6.05	$28,000
Vested options expired during the quarter ended June 30, 2016	87,000	$2.76

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Proceeds from stock options exercised	$—	$—	$—	$44
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$—	$52
Weighted-average fair value of options granted during period	$0.97	$1.42	$0.90	$1.70
Total fair value of shares vested during the period	$341	$440	$1,053	$733

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

On February 26, 2016 in connection with the Company’s new 2016 compensation plan, the Compensation Committee of the Board of Directors (the “Board”), awarded to certain employees and consultants of the Company a total of 295,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $0.86 per share, the closing market price of the BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) 185,000 options, awarded to existing employees, vest ratably over a 48 month period, commencing one month from the grant date, and (ii) 110,000 options, awarded to new 2016 employees, vest 25% on the one-year anniversary of the grant date and the remainder ratably over the 36-month period, commencing 13 months after of the grant date.

On April 18, 2016, in connection with the hiring of the two new Vice Presidents, the Compensation Committee of the Board awarded 325,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $1.43 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of April 18, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on April 18, 2017, and (ii) one-half of the total grant is subject to specific 2016 and 2017 performance criteria.

On May 6, 2016, non-employee directors of the Company were granted a total of 597,757 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $1.41 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  The total grant vests in equal installments over a consecutive twelve month period, commencing on June 6, 2016.

Restricted Stock Units

In accordance with the 2002 Plan, the Company approved restricted stock units (“RSUs”) to acquire shares of BIOLASE common stock as approved by the Board.  Effective February 26, 2016, the Compensation Committee of the Board issued the following awards:

Under the 2015 compensation plan, 388,500 RSUs were awarded to certain employees and consultants of the Company.  These awards were valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and will fully vest on July 1, 2016.

Under the new 2016 compensation plan, 140,000 RSUs were awarded to certain employees and consultants of the Company.  These awards were valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and vest 25% on each of the first, second, third, and fourth anniversaries of the grant date.

In connection with the President and Chief Executive Officer’s employment agreement, the maximum performance bonus was awarded, consisting of (i) $100,000 paid in cash during the six months ended June 30, 2016, and (ii) 59,523 RSUs, valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date.  Half of these RSUs vested on March 30, 2016 and half of these RSUs will vest on February 18, 2017.

On March 10, 2016, under the 2015 compensation plan, the Compensation Committee of the Board approved the grant of 70,000 RSUs to the Company’s Chief Financial Officer.  These awards were valued at $1.23 per share, the closing market price of BIOLASE common stock on the grant date, and fully vested on July 1, 2016.

On May 6, 2016, non-employee directors of the Company were granted a total 248,750 RSUs valued at $1.41 per share, the closing market price of BIOLASE common stock on the grant date.  Total grant vests on May 6, 2017.

A summary of RSU activity under the 2002 Plan for the six months ended June 30, 2016 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested restricted stock units at December 31, 2015	—
Granted	906,773	$1.04
Vested	(29,762)	$0.86
Forfeited or cancelled	—
Nonvested restricted stock units at June 30, 2016	877,011	$1.05

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board. A summary of warrant activity for the six months ended June 30, 2016 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2015	10,094,000	$4.18
Granted	—
Exercised	—
Forfeited, cancelled, or expired	(723,000)	$6.50
Warrants outstanding at June 30, 2016	9,371,000	$4.00
Warrants exercisable at June 30, 2016	9,236,000	$4.00
Vested warrants expired during the quarter ended June 30, 2016	(723,000)	$6.50

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

Outstanding stock options and warrants to purchase approximately 15,572,000 shares were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2016 as their effect would have been anti-dilutive.  For the same 2015 period, anti-dilutive outstanding stock options and warrants to purchase 16,251,000 shares were not included in the computation of diluted loss per share.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method, and is comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$3,394	$3,627
Work-in-process	1,567	1,379
Finished goods	6,301	7,560
Inventory, net	$11,262	$12,566

Inventory is net of a provision for excess and obsolete inventory totaling $2.1 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Building	$206	$203
Leasehold improvements	2,004	2,019
Equipment and computers	6,545	6,031
Furniture and fixtures	599	585
Construction in progress	1,255	1,045
	10,609	9,883
Accumulated depreciation and amortization	(6,776)	(6,314)
	3,833	3,569
Land	161	158
Property, plant, and equipment, net	$3,994	$3,727

Depreciation and amortization expense related to property, plant, and equipment totaled $262,000 and $460,000 for the three and six months ended June 30, 2016, respectively, and $149,000 and $289,000 for the three and six months ended June 30, 2015, respectively.

The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $151,000 as of June 30, 2016.  For additional information on the capital lease, see Note 8 – Commitments and Contingencies.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2016 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since June 30, 2016 that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expenses for the three and six months ended June 30, 2016 totaled $14,000 and $28,000, respectively, and $17,000 and $35,000, respectively, for the same periods in 2015. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of June 30, 2016				As of December 31, 2015
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,914)	$—	$—	$1,914	$(1,914)	$—	$—
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(794)	—	23	817	(766)	—	51
Total	$2,800	$(2,777)	$—	$23	$2,800	$(2,749)	$—	$51
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Payroll and benefits	$1,962	$2,303
Warranty accrual, current portion	1,053	1,345
Taxes	531	445
Accrued professional services	773	681
Accrued capital lease and warranty obligations - current	169	167
Accrued insurance premium	147	467
Other	175	498
Total accrued liabilities	$4,810	$5,906

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and six months ended June 30, 2016 and 2015 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Initial warranty accrual, beginning balance	$2,060	$1,667	$2,188	$1,449
Provision for estimated warranty cost	36	545	97	996
Warranty expenditures	(177)	(215)	(366)	(448)
	1,919	1,997	1,919	1,997
Less warranty accrual, long-term	866	868	866	868
Total warranty accrual, current portion	$1,053	$1,129	$1,053	$1,129

Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Undelivered elements (training, installation, and product and support services)	$1,637	$1,608
Extended warranty contracts	1,405	1,428
Deferred royalties	201	261
Total Deferred Revenue	3,243	3,297
Less long-term amounts:
Deferred royalties	82	142
Total Deferred Revenue - Long-Term	82	142
Total Deferred Revenue - Current	$3,161	$3,155

In connection with the Company’s initiatives to measure and improve customer satisfaction and concurrent with the launch of WaterLase iPlus 2.0 in February 2015, the Company introduced its exclusive Practice Growth Guarantee, which is a program to assist with growth in the Company’s clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. Consistent with the Company’s standard terms and conditions applicable to all of its products, the Practice Growth Guarantee does not give the customer the right to return purchased laser systems or receive a refund of any amount of the purchase price. However, the Practice Growth Guarantee does provide for additional training opportunities and certain billing and marketing support activities to the customer.  The Company has estimated additional deferred revenue related to the Practice Growth Guarantee for all WaterLase iPlus 2.0 system sales for the six months ending June 30, 2016 and June 30, 2015 to be approximately $132,000 and $94,000, respectively.

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

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments, for the years ending December 31, 2016 and 2017 are $71,000 and $160,000, respectively.  The current obligation with respect to the present value of net minimum lease payments of $169,000 is reflected in the Consolidated Balance Sheets classified as an accrued liability, and the remaining portion of the present value of net minimum lease payments is classified as a long-term obligation within capital lease obligations in the amount of $74,000, for the six months ended June 30, 2016.

Future minimum rental commitments under lease agreements, including both operating and capital leases (principle and interest), with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2016	$443
2017	816
2018	619
2019	646
Thereafter	219
Total future minimum lease obligations	$2,743

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.4 million, in the aggregate, at June 30, 2016. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of at June 30, 2016, approximately $75,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third party suppliers through purchase orders.  As of June 30, 2016, the Company had $12.7 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

Class Action Lawsuits

On August 23, 2013, a purported class action lawsuit entitled Brady Adams v. Biolase, Inc., et al., Case No. 13-CV-1300 JST (FFMx), was filed in the United States District Court for the Central District of California against BIOLASE and its then Chief Executive Officer, Federico Pignatelli, and its then Chief Financial Officer, Frederick D. Furry. On August 26, 2013, a purported class action lawsuit entitled Ralph Divizio v. Biolase, Inc., et al., Case No. 13-CV-1317 DMG (MRWx), was filed in the same court against BIOLASE, Messrs. Pignatelli and Furry, and its then President and Chief Operating Officer, Alexander K. Arrow. Each of the lawsuits alleges violations of the federal securities laws and asserts causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In accordance with the Private Securities Litigation Reform Act of 1995, on December 10, 2013, the court entered an order consolidating the lawsuits, appointing a lead plaintiff, and approving the lead plaintiff’s selection of lead counsel. On February 24, 2014, the lead plaintiff filed a consolidated complaint against the Company and Messrs. Pignatelli, Furry, and Arrow, alleging violations of the federal securities laws and asserting causes of action against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On June 5, 2015, the United States District Court for the Central District of California approved, on a preliminary basis, the settlement of the consolidated securities class action lawsuit. The hearing on the final approval of the settlement was held on October 9, 2015, and the court entered final judgment and ordered the case dismissed on October 30, 2015.

On February 24, 2016, a purported class action lawsuit entitled Dr. Charles Shulruff v. Biolase, Inc., Case No. 1:16-cv-02533, was filed in the United States District Court for the Northern District of Illinois.  The case alleges that the Company violated the federal Telephone Consumer Protection Act (TCPA) and other related Illinois state statutes, by sending unsolicited marketing communications via fax machine to a Chicago dentist, Dr. Shulruff.  The plaintiff and his counsel seek to certify a nation-wide class of comprised of other dentists who received the same or similar faxes from BIOLASE.  BIOLASE responded to the case on April 14, 2016 and denied liability on all claims.  BIOLASE also denies that class certification is appropriate.  The case is still in its early stages and no discovery or substantive motion practice has yet been conducted.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board (the “Patent Board”).  On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Patent Board.  On July 1, 2014, the Patent Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  On July 1, 2015, the Patent Board issued a decision that was generally favorable to the Company.   On July 31, 2015, CAO requested

a rehearing of the decision.  On November 27, 2015, the Patent Board issued its decision regarding CAO’s request for rehearing, partially granting CAO’s request.  On January 27, 2016, CAO filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit for review of the Patent Board’s decision dated July 1, 2015 and the Patent Board’s decision regarding CAO’s request for rehearing. CAO filed its opening appeal brief on June 1, 2016 and Biolase filed its responsive brief on July 25, 2016.

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

NOTE 9—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.  For the three and six months ended June 30, 2016, sales to customers in the United States accounted for approximately 65% and 62% of net revenue, respectively, and international sales accounted for approximately 35% and 38% of net revenue, respectively.  For the three and six months ended June 30, 2015, sales in the United States accounted for approximately 62% and 59% of net revenue, respectively, and international sales accounted for approximately 38% and 41% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2016 or 2015.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$8,986	$7,386	$15,387	$13,316
International	4,824	4,483	9,433	9,408
	$13,810	$11,869	$24,820	$22,724

Long-lived assets by geographic location was as follows (in thousands):

	June 30,	December 31,
	2016	2015
United States	$3,669	$3,401
International	325	326
	$3,994	$3,727

NOTE 10—CONCENTRATIONS

Revenue from the Company’s products for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Laser systems	70.7%	65.6%	67.0%	65.1%
Imaging systems	5.0%	4.5%	5.6%	3.8%
Consumables and other	12.5%	15.9%	14.1%	16.7%
Services	11.4%	13.7%	13.0%	13.8%
License fees and royalties	0.4%	0.3%	0.3%	0.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2016 or 2015.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of June 30, 2016, one customer represented 10.5% of the Company’s accounts receivable. Amounts due are expected to be collected in full by the Company. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2015.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2016 and 2015. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2016, the Company recorded an income tax provision of $37,000 and $77,000, respectively, resulting in an effective tax rate of (1.1)% and (1.0)%, respectively. During the three and six months ended June 30, 2015, the Company recorded an income tax provision of $36,000 and $83,000, respectively, resulting in an effective tax rate of (0.5)% and (0.7)%, respectively. The income tax provisions for the three and six months ended June 30, 2016 and 2015 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 12—SUBSEQUENT EVENTS

On August 1, 2016, the Company entered into a securities purchase agreement with several institutional and individual investors, and certain of its directors and officers, under which the Company agreed to sell an aggregate of 88,494 unregistered shares of its convertible preferred stock at the price of $113.00 per share, and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of its common stock at an exercise price of $2.00 per share.  Each share of preferred stock will initially be convertible into 100 shares of common stock, reflecting a conversion price equal to $1.13, the closing price of the Company’s common stock quoted on NASDAQ on July 29, 2016. The warrants become exercisable on February 8, 2017, six months after the closing of the private placement, and have a term of five years from the date of issuance. Following the closing, the Company will be required to hold a meeting of its stockholders in order to, among other things, satisfy NASDAQ requirements with respect to the issuance of common stock upon conversion of the convertible preferred stock and exercise of the warrants.  The conversion of the preferred stock will occur automatically upon receipt of such stockholder approval.  In addition, the Company agreed to use commercially reasonable efforts to file, within 30 days following receipt of the stockholder approval, a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the preferred stock and warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “2015 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our plans to expand product line, operating expenses, anticipated cash needs, needs for additional financing, use of working capital, anticipated trends and challenges in our business and the markets in which we operate, plans to explore potential collaborations, effects of engineering and development efforts, critical accounting policies, the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek,” and similar expressions and variations or the negativities of these terms or other comparable terminology.

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

•	failure to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, as amended or maintain adequate internal control over financial reporting;
•	climate change initiatives;
•	failure of our intellectual property rights to adequately protect our technologies and potential third-party claims that our products infringe their intellectual property rights;
•	changes in government regulation or the inability to obtain or maintain necessary governmental approvals;
•	our failure to comply with existing or new laws and regulations, including fraud and abuse and health information privacy and securities laws;
•	changes in the Food and Drug Administration’s (“FDA’s”) regulatory requirements applicable to laser products, dental devices, or both; and
•	recall or other regulatory action concerning our products after receiving FDA clearance or approval.

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

Overview

We are a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners, in-office, and chair-side milling machines. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments, in most cases without the need for local or general anesthesia. We have clearance from the FDA to market and sell our laser systems in the United States and also have the necessary registrations to market and sell our laser systems in Canada, the European Union, and many other countries outside the U.S. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: WaterLase (all-tissue) systems and Diode (soft tissue) systems. Our flagship brand, WaterLase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 255 issued and 90 pending U.S. and international patents, the majority of which are related to WaterLase technology. From 1998 through June 30, 2016, we sold more than 32,000 laser systems in over 90 countries around the world. Contained in this total are over 11,500 WaterLase systems, including approximately 7,500 WaterLase MD and WaterLase iPlus systems. We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc., and in 2012, we changed our name to BIOLASE, Inc.  Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

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

Recent Developments

In February 2015, we launched the WaterLase iPlus 2.0, our next generation minimally invasive all-tissue flagship laser.  In addition, we provided newly focused training programs on a select number of clinical procedures and support for billing and marketing. In November 2015, we announced an upgrade to the WaterLase iPlus 2.0 to provide dental practitioners a clinical protocol and application to assist in the effective management of peri-implantitis. A growing problem in dentistry, peri-implantitis is a destructive inflammatory process affecting the soft and hard tissues surrounding dental implants. With the addition of the new step-by-step clinical protocol, the WaterLase iPlus 2.0 provides pre-programmed settings and applications for more than 50 FDA-cleared procedures and clinical indications.  The WaterLase iPlus 2.0 includes innovations and improvements designed to enhance patients’ and dentists’ experiences and generate practice growth for dental practitioners through routine use.

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

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the 2015 Form 10-K. There have been no significant changes during the six months ended June 30, 2016 in our critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Products and services revenue	99.6%	99.7%	99.7%	99.4%
License fees and royalty revenue	0.4%	0.3%	0.3%	0.6%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.0%	68.8%	62.5%	69.6%
Gross profit	41.0%	31.2%	37.5%	30.4%
Operating expenses:
Sales and marketing	32.5%	40.0%	33.4%	41.8%
General and administrative	19.2%	33.0%	19.8%	28.6%
Engineering and development	13.8%	16.6%	15.3%	16.6%
Excise tax	0.0%	0.8%	0.0%	0.7%
Legal settlement	0.0%	0.0%	0.0%	(3.2%)
Total operating expenses	65.5%	90.4%	68.5%	84.5%
Loss from operations	(24.5%)	(59.2%)	(31.0%)	(54.1%)
Non-operating loss, net	(0.8%)	0.2%	(0.1%)	(0.4%)
Loss before income tax provision	(25.3%)	(59.0%)	(31.1%)	(54.5%)
Income tax provision	0.3%	0.3%	0.3%	0.4%
Net loss	(25.6%)	(59.3%)	(31.4%)	(54.9%)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GAAP net loss, as reported	$(3,533)	$(7,041)	$(7,798)	$(12,477)
Adjustments:
Interest income, net	(17)	(23)	(34)	(23)
Income tax provision	37	36	77	83
Depreciation and amortization	276	166	488	324
Stock-based, other equity instruments, and other non-cash compensation	946	935	1,780	1,635
Non-GAAP net loss	$(2,291)	$(5,927)	$(5,487)	$(10,458)

Comparison of Results of Operations

Three months ended June 30, 2016 and 2015

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2016 (“Second Quarter 2016”) and the three months ended June 30, 2015 (“Second Quarter 2015”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
Laser systems	$9,770	70.7%	$7,786	65.6%	$1,984	25.5%
Imaging systems	687	5.0%	533	4.5%	154	28.9%
Consumables and other	1,722	12.5%	1,890	15.9%	(168)	(8.9%)
Services	1,576	11.4%	1,626	13.7%	(50)	(3.1%)
Total products and services	13,755	99.6%	11,835	99.7%	1,920	16.2%
License fees and royalty	55	0.4%	34	0.3%	21	61.8%
Net revenue	$13,810	100.0%	$11,869	100.0%	$1,941	16.4%

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

Total revenue by geographic location based on the location of customers for the three months ended June 30, 2016 and 2015, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
United States	$8,986	65.1%	$7,386	62.2%	$1,600	21.7%
International	4,824	34.9%	4,483	37.8%	341	7.6%
Net revenue	$13,810	100.0%	$11,869	100.0%	$1,941	16.4%

The overall increase in period-over-period net revenue resulted primarily from laser systems sales, which increased by $2.0 million, or 26%, in the Second Quarter 2016 compared to the Second Quarter 2015.  Sales of our core laser products improved 36% domestically and 11% internationally, largely resulting from the continued realization associated with changes to our sales cycle that were implemented late in 2015.  Further contributors to the sales improvement were international sales of imaging systems, which increased by 66% driving the $154,000 increase in overall imaging sales, and domestic sales of license and royalty revenue which increased by 62% on a relatively small base for an overall increase of $21,000.

Partially offsetting the increased laser, imaging, and license and royalty revenue was internationally driven decreases in consumables and other revenue of $168,000, or 9%, and in services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, of $50,000, or 3%, during the Second Quarter 2016 compared to the Second Quarter 2015.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the Second Quarter 2016 and the Second Quarter 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
Net revenue	$13,810	100.0%	$11,869	100.0%	$1,941	16.4%
Cost of revenue	8,154	59.0%	8,168	68.8%	(14)	(0.2%)
Gross profit	$5,656	41.0%	$3,701	31.2%	$1,955	52.8%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 53% improvement in gross profit as a percentage of revenue for the Second Quarter 2016, as compared to Second Quarter 2015, reflected a larger mix of domestic laser sales, which typically have higher product margins due to higher pricing.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended June 30, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
Sales and marketing	$4,488	32.5%	$4,743	40.0%	$(255)	(5.4%)
General and administrative	2,655	19.2%	3,916	33.0%	(1,261)	(32.2%)
Engineering and development	1,900	13.8%	1,974	16.6%	(74)	(3.7%)
Excise tax	-	-%	97	0.8%	(97)	(100.0%)
Total operating expenses	$9,043	65.5%	$10,730	90.4%	$(1,687)	(15.7%)

The $1.7 million or 16% overall decrease in period-over-period operating expenses is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the Second Quarter 2016 compared to the Second Quarter 2015 decreased by $255,000, or 5%, primarily due to a $253,000 decrease in media, advertising, and printing expenses and a $137,000 decrease in supplies, partially offset by an increase of $53,000 in commissions, and a $71,000 increase in convention and travel related expenses.  The overall decrease in sales and marketing expenses during the Second Quarter 2016 was as expected following the Company’s organizational restructuring changes and cost cutting measures implemented during the second half of 2015.  The Company plans to continue to focus on (i) enhancing customer acquisition, retention, and global brand awareness, and (ii) rebuilding our sales and marketing team domestically and internationally.  As we strive to transform and return to revenue growth, we expect sales and marketing expenses to decrease as a percentage of revenue during 2016.

General and Administrative Expense. General and administrative expenses in the Second Quarter 2016 compared to the Second Quarter 2015 decreased by $1.3 million, or 32%, primarily due to a $305,000 decrease in bad debt, a $285,000 decrease in payroll and consulting related expenses, a $180,000 decrease in investor relations, a $150,000 decrease in patent and legal expenses, a $71,000 decrease in stock-based compensation, and a $39,000 decrease in supplies.  The reduced payroll and consulting related expenses is primarily due to the severance and recruiting expenses related to the change in CEO which occurred during the Second Quarter 2015. We expect general and administrative expenses to continue to decrease as a percentage of revenue through 2016.

Engineering and Development Expense. Engineering and development expenses in the Second Quarter 2016 compared to the Second Quarter 2015 decreased by $74,000, or 4%, primarily due to a $275,000 decrease in operating supplies, partially offset by a $139,000 increase in payroll and consulting related expenses and a $52,000 increase in stock-based compensation expense.  We expect to increase our investment in engineering and development activity as we continue our efforts on new product development for 2016.

Excise Tax Expense. Beginning in 2013, the Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S.  Excise tax expenses for the Second Quarter 2016 was $0, compared to $97,000, or 0.8% of net revenue, for the Second Quarter 2015. The decrease of $97,000 was directly associated with the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), which suspended the medical device excise tax for calendar years 2016 and 2017.  Due to the PATH Act, we do not anticipate any excise tax expenses on our products during 2016.

Gain (Loss) on Foreign Currency Transactions. We realized a $126,000 loss on foreign currency transactions during the Second Quarter 2016, compared to a $1,000 gain on foreign currency transactions during the Second Quarter 2015 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income (Expense), Net.  Interest income during the Second Quarter 2016 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) that we filed in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system (the “Fotona Litigation”).

Income Tax Provision (Benefit). We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $37,000 for Second Quarter 2016, compared to a provision of $36,000 for Second Quarter 2015. The increase of $1,000, or 3%, in income tax provision was primarily due to a combination of additional state income tax expense recognized for the Second Quarter 2016 and a $14,000 decrease in net foreign profit during the Second Quarter 2016 as compared to the Second Quarter 2015.  For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $3.5 million for the Second Quarter 2016 compared to a net loss of $7.0 million for the Second Quarter 2015. The $3.5 million or 50% decrease in net loss was due to overall business improvements including a $1.9 million increase in net revenue, a $14,000 reduction in cost of revenue, and a $1.7 million decrease in operating expenses.

Six months ended June 30, 2016 and 2015

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2016 (“YTD Second Quarter 2016”) and the six months ended June 30, 2015 (“YTD Second Quarter 2015”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
Laser systems	$16,634	67.0%	$14,794	65.1%	$1,840	12.4%
Imaging systems	1,379	5.6%	874	3.8%	505	57.8%
Consumables and other	3,497	14.1%	3,792	16.7%	(295)	(7.8%)
Services	3,224	13.0%	3,126	13.8%	98	3.1%
Total products and services	24,734	99.7%	22,586	99.4%	2,148	9.5%
License fees and royalty	86	0.3%	138	0.6%	(52)	(37.7%)
Net revenue	$24,820	100.0%	$22,724	100.0%	$2,096	9.2%

Total revenue by geographic location based on the location of customers for the six months ended June 30, 2016 and 2015, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
United States	$15,387	62.0%	$13,316	58.6%	$2,071	15.6%
International	9,433	38.0%	9,408	41.4%	25	0.3%
Net revenue	$24,820	100.0%	$22,724	100.0%	$2,096	9.2%

The overall increase in period-over-period net revenue resulted primarily from laser systems sales, which increased by $1.8 million, or 12%, in the YTD Second Quarter 2016 compared to the YTD Second Quarter 2015.  The laser systems sales increase was driven by a 24% domestic improvement and a 1% international improvement.  Imaging systems revenue also increased worldwide, with a 68% improvement domestically and a 41% improvement internationally, for an overall increase of $505,000, or 58%.  Rounding out the overall sales improvement was a $98,000, or 3%, increase in services revenue due to the increased domestic focus on advanced training programs.

Partially offsetting the increased laser, imaging, and services revenue was a worldwide decrease in consumables of $295,000, or 8%, and in domestic license and royalty revenue which decreased by $52,000 or 38% during the YTD Second Quarter 2016 compared to the YTD Second Quarter 2015 due to our patent infringement lawsuit settlement during the YTD Second Quarter 2015.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the six months ended June 30, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
Net revenue	$24,820	100.0%	$22,724	100.0%	$2,096	9.2%
Cost of revenue	15,520	62.5%	15,813	69.6%	(293)	(1.9%)
Gross profit	$9,300	37.5%	$6,911	30.4%	$2,389	34.6%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 35% improvement in gross profit as a percentage of revenue for the YTD Second Quarter 2016, as compared to the YTD Second Quarter 2015, reflected a larger mix of domestic laser sales, which typically have higher product margins due to higher pricing.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the six months ended June 30, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2016		2015		Change	Change
Sales and marketing	$8,292	33.4%	$9,497	41.8%	$(1,205)	(12.7%)
General and administrative	4,922	19.8%	6,503	28.6%	(1,581)	(24.3%)
Engineering and development	3,786	15.3%	3,777	16.6%	9	0.2%
Excise tax	-	-%	153	0.7%	(153)	(100.0%)
Legal settlement	-	-%	(731)	(3.2%)	731	(100.0%)
Total operating expenses	$17,000	68.5%	$19,199	84.5%	$(2,199)	(11.5%)

The $2.2 million or 12% overall decrease in period-over-period operating expenses is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the YTD Second Quarter 2016 compared to the YTD Second Quarter 2015 decreased by $1.2 million, or 13%, primarily due to a $521,000 decrease in media, advertising, and printing expenses, a $226,000 decrease in payroll and consulting related expenses, a $166,000 decrease in stock-based compensation expenses, a $122,000 decrease in supplies expense, and a $99,000 decrease in convention and travel related expenses.  The overall decrease in sales and marketing expenses during the YTD Second Quarter 2016 was as expected following the Company’s organizational restructuring changes and cost cutting measures implemented during the second half of 2015.  The Company plans to continue to focus on (i) enhancing customer acquisition, retention, and global brand awareness, and (ii) rebuilding our sales and marketing team domestically and internationally.  As we strive to transform and return to revenue growth, we expect sales and marketing expenses to decrease as a percentage of revenue during 2016.

General and Administrative Expense. General and administrative expenses in the YTD Second Quarter 2016 compared to the YTD Second Quarter 2015 decreased by $1.6 million, or 24%, primarily due to a $638,000 decrease in payroll and consulting related expenses, a $423,000 decrease in patent and legal expenses, a $374,000 decrease in bad debt expense, and a $161,000 decrease in investor relations expense.  The decline in payroll and consulting related expenses is primarily due to the severance and recruiting expenses related to the change in CEO and CFO for the YTD Second Quarter 2015.  The decrease in patent and legal expenses resulted from the settlement of our patent infringement lawsuit during the YTD Second Quarter 2015.  We expect general and administrative expenses to continue to decrease as a percentage of revenue through 2016.

Engineering and Development Expense. Engineering and development expenses in the YTD Second Quarter 2016 compared to the YTD Second Quarter 2015 increased by $9,000, or 0.2%, resulting from our focused efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies, which we believe will further strengthen our worldwide leadership position.  We expect to increase our investment in engineering and development activity as we continue our efforts on new product development during 2016.

Excise Tax Expense. Beginning in 2013, the Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S.  Excise tax expenses for the YTD Second Quarter 2016 was $0, compared to $153,000, or 0.7% of net revenue, for the YTD Second Quarter 2015. The decrease of $153,000 was directly associated with the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), which suspended the medical device excise tax for calendar years 2016 and 2017.  Due to the PATH Act, we do not anticipate any excise tax expenses on our products during 2016.

Legal Settlement. On March 24, 2015, we entered into a settlement agreement with Fotona in the Fotona Litigation, at which time we recorded a $731,000 credit toward the recovery of our legal expenses. For a more detailed discussion of the intellectual property litigation, see Part I, Item I, Note 8 – Commitments and Contingencies.

Gain (Loss) on Foreign Currency Transactions. We realized a $55,000 loss on foreign currency transactions during the YTD Second Quarter 2016, compared to a $129,000 loss on foreign currency transactions during the YTD Second Quarter 2015 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income (Expense), Net.  Interest income during the YTD Second Quarter 2016 represented interest recognized from the discounted present value of the settlement in connection with the Fotona Litigation.

Income Tax Provision (Benefit). We use a discrete year-to-date method in calculating YTD quarterly provision for income taxes. Our provision for income taxes was $77,000 for YTD Second Quarter 2016, compared to a provision of $83,000 for YTD Second Quarter 2015. The decrease of $6,000, or 7%, in income tax provision was primarily due to a $39,000 decrease in net foreign profit during the YTD Second Quarter 2016 as compared to the YTD Second Quarter 2015.  For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $7.8 million for the YTD Second Quarter 2016 compared to a net loss of $12.5 million for the YTD Second Quarter 2015. The $4.7 million or 38% decrease in net loss was due to overall business improvements including a $2.1 million increase in net revenue, a $293,000 reduction in cost of revenue, and a  $2.2 million decrease in operating expenses.

Liquidity and Capital Resources

At June 30, 2016, the Company had approximately $5.1 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents of $6.8 million at June 30, 2016 as compared to December 31, 2015, was primarily due to cash used in operating, investing, and financing activities of $6.3 million, $502,000, and $86,000 respectively, offset by the effect of exchange rates on cash of $41,000.  The $6.3 million of net cash used in operating activities was driven by the Company’s net loss of $7.8 million for the YTD Second Quarter.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash flows used in operating activities	$(6,275)	$(11,039)
Net cash flows used in investing activities	(502)	(433)
Net cash flows provided by (used by) financing activities	(86)	2
Effect of exchange rate changes	41	(168)
Net change in cash and cash equivalents	$(6,822)	$(11,638)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the YTD Second Quarter 2016, totaled $6.3 million and was primarily comprised of our net loss of $7.8 million, partially offset by non-cash adjustments for stock-based compensation expenses of $1.8 million and depreciation and amortization expenses of $488,000.  The $657,000 net decrease in our operating assets and liabilities was primarily due to an increase in accounts receivable of $2.0 million related to the timing of our collections, a decrease in deferred revenue of $54,000 resulting from less deferred services revenue, and a decrease in customer deposits of $19,000, partially offset by a decrease in inventory of $908,000, a decrease in prepaid expenses and other current assets of $451,000, and an increase in accounts payable and accrued liabilities of $25,000 related to the timing of our payments.

Investing Activities

Cash used in investing activities for the YTD Second Quarter 2016 consisted of $502,000 of capital expenditures. The period-over-period increase is primarily due to construction in progress purchases during the Second Quarter 2016 and payment of First Quarter 2016 purchases associated with implementation of a new ERP system.

Financing Activities

Net cash used in financing activities for the YTD Second Quarter 2016 of $86,000 resulted from payments on our capital lease obligations. The period-over-period decrease is primarily due to there not being any proceeds from the exercise of stock options and warrants during the YTD Second Quarter 2016.

Effect of Exchange Rate

The $41,000 effect of exchange rate on cash for the YTD Second Quarter 2016 was primarily due to a recognized gain on foreign currency transactions due to a stronger Euro compared to the YTD Second Quarter 2015.

Future Liquidity Needs

As of June 30, 2016, the Company had working capital of approximately $13.6 million. Our principal sources of liquidity as of June 30, 2016 consisted of approximately $5.1 million in cash, cash equivalents and restricted cash and $11.0 million of net accounts receivable.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, and generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our fields sales force and distribution relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses.  Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into a line of credit facility. We cannot provide assurance that we will be able to successfully enter into any such equity or debt financings or line of credit facility in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2015 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014
3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015
3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

10.1	2002 Stock Incentive Plan, as amended		DEF 14A	04/08/2016		04/08/2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2016

BIOLASE, INC.,
(Registrant)
By:	/s/ HAROLD C. FLYNN, JR.
Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ DAVID C. DREYER
David C. Dreyer
Chief Financial Officer
(Principal Financial and Accounting Officer)