Form 10-Q
period 2016-09-30
BIOLASE, INC
filed 2016-11-08
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding, as of November 1, 2016, was 67,565,951 shares.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,650	$11,699
Restricted cash equivalent	251	200
Accounts receivable, less allowance of $1,629 in 2016 and $1,765 in 2015	9,938	8,948
Inventory, net	13,543	12,566
Prepaid expenses and other current assets	895	1,387
Total current assets	37,277	34,800
Property, plant, and equipment, net	3,856	3,727
Intangible assets, net	9	51
Goodwill	2,926	2,926
Other assets	551	747
Total assets	$44,619	$42,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,875	$5,960
Accrued liabilities	5,454	5,906
Customer deposits	78	85
Deferred revenue, current portion	3,042	3,155
Total current liabilities	16,449	15,106
Deferred income taxes, net	783	738
Deferred revenue, long-term	52	142
Capital lease obligation, long-term	32	159
Warranty accrual, long-term	955	843
Other liabilities, long-term	288	338
Total liabilities	18,559	17,326
Commitments, contingencies, and subsequent event (Notes 8 and 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000 shares authorized; 88 and 0 shares issued in 2016 and 2015, respectively; no shares outstanding in 2016 and 2015, respectively	—	—
Common stock, par value $0.001 per share; 100,000 shares authorized; 67,566 and 58,228 shares issued and outstanding in 2016 and 2015, respectively	68	58
Additional paid-in-capital	200,622	188,622
Accumulated other comprehensive loss	(732)	(801)
Accumulated deficit	(173,898)	(162,954)
Total stockholders' equity	26,060	24,925
Total liabilities and stockholders' equity	$44,619	$42,251

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Products and services revenue	$13,199	$11,200	$37,933	$33,786
License fees and royalty revenue	30	34	116	172
Net revenue	13,229	11,234	38,049	33,958
Cost of revenue	7,624	7,853	23,144	23,666
Gross profit	5,605	3,381	14,905	10,292
Operating expenses:
Sales and marketing	4,260	4,039	12,552	13,536
General and administrative	2,778	2,860	7,700	9,363
Engineering and development	1,715	1,756	5,501	5,533
Excise tax	—	78	—	231
Legal settlement	—	—	—	(731)
Total operating expenses	8,753	8,733	25,753	27,932
Loss from operations	(3,148)	(5,352)	(10,848)	(17,640)
Gain (loss) on foreign currency transactions	24	32	(30)	(97)
Interest income, net	18	21	51	44
Non-operating income (loss), net	42	53	21	(53)
Loss before income tax provision	(3,106)	(5,299)	(10,827)	(17,693)
Income tax provision	40	44	117	127
Net loss	(3,146)	(5,343)	(10,944)	(17,820)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	24	10	69	(190)
Comprehensive loss	$(3,122)	$(5,333)	$(10,875)	$(18,010)

Net loss	$(3,146)	$(5,343)	$(10,944)	$(17,820)
Deemed dividend on convertible preferred stock	(1,092)	—	(1,092)	—
Net loss attributable to common shareholders	$(4,238)	$(5,343)	$(12,036)	$(17,820)

Net loss per share attributable to common shareholders:
Basic	$(0.07)	$(0.09)	$(0.21)	$(0.31)
Diluted	$(0.07)	$(0.09)	$(0.21)	$(0.31)
Shares used in the calculation of net loss per share:
Basic	58,551	58,204	58,346	58,177
Diluted	58,551	58,204	58,346	58,177

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(10,944)	$(17,820)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	776	589
Loss on disposal of assets, net	—	6
(Recovery) provision for bad debts, net	(72)	207
Provision for sales allowance	—	100
Stock-based compensation	2,468	2,256
Deferred income taxes	45	46
Earned interest income, net	(52)	(44)
Changes in operating assets and liabilities:
Restricted cash	(51)	(200)
Accounts receivable	(863)	(500)
Inventory	(1,359)	(1,611)
Prepaid expenses and other current assets	688	(277)
Customer deposits	(7)	(7)
Accounts payable and accrued liabilities	2,120	1,640
Deferred revenue	(202)	661
Net cash and cash equivalents used in operating activities	(7,453)	(14,954)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,055)	(1,253)
Proceeds from disposal of property, plant, and equipment	—	25
Net cash and cash equivalents used in investing activities	(1,055)	(1,228)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(143)	(24)
Proceeds from equity offering, net of expenses	9,541	—
Deposit on capital lease	—	(42)
Proceeds from exercise of stock options and warrants	1	44
Net cash and cash equivalents provided by (used in) financing activities	9,399	(22)
Effect of exchange rate changes	60	(162)
Increase (decrease) in cash and cash equivalents	951	(16,366)
Cash and cash equivalents, beginning of period	11,699	31,560
Cash and cash equivalents, end of period	$12,650	$15,194
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$3	$2
Income taxes paid	$66	$53
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$—	$378
Accrued capital expenditures and tenant improvement allowance	$114	$791

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

The consolidated results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “2015 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, a net loss, and used cash in operating activities for the three and nine months ended September 30, 2016. The Company has also suffered recurring losses from operations during the three years ended December 31, 2015. The Company’s recurring losses, level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding the Company’s ability to raise additional capital, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On August 8, 2016, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 88,494 shares of its Series C Participating Convertible Preferred Stock (“Preferred Stock”) and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of its common stock at an exercise price of $2.00 per share. Each share of Preferred Stock convert was, automatically upon receipt of stockholder approval convertible into 100 shares of common stock, reflecting a conversion price equal to $1.13 per share, which is the closing price of the common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, the Company held a meeting of its shareholders and received requisite stockholder approval with respect to the issuance of 8,849,400 shares of common stock upon automatic conversion of the Preferred Stock and the issuance of common stock related to the exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million. The warrants become exercisable on February 8, 2017, six months after the closing of the private placement, and have a term of five years from the date of issuance. The Company is using the proceeds from the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on November 3, 2016.

As of September 30, 2016, the Company had working capital of approximately $20.8 million. The Company’s principal sources of liquidity as of September 30, 2016 consisted of approximately $12.9 million in cash, cash equivalents and restricted cash and $9.9 million of net accounts receivable.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2015 Form 10-K. Management believes that there have been no significant changes during the three and nine months ended September 30, 2016 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K.

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

Convertible Preferred Stock and Warrant Transaction

On August 8, 2016, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 88,494 shares of its Preferred Stock and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of its common stock at an exercise price of $2.00 per share. Each share of Preferred Stock converts automatically upon receipt of stockholder approval and was convertible into 100 shares of common stock, reflecting a conversion price equal to $1.13 per share, which is the closing price of the common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, the Company held a meeting of its shareholders and received requisite stockholder approval with respect to the issuance of 8,849,400 shares of common stock upon automatic conversion of the Preferred Stock and the issuance of common stock related exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. In accordance with applicable accounting standards, the $10.0 million gross proceeds from sale were allocated to the convertible preferred stock and warrants in the amount of $8.9 million and $1.1 million, respectively. The allocation was based on the relative fair values of the underlying common stock and warrants as of the commitment date, with the fair value of the warrants determined using a Black Scholes model. This transaction resulted in a beneficial conversion to common stock with a value of $1.1 million which has been reflected as a deemed distribution to preferred shareholders in the three and nine months ended September 30, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), as part of its simplification initiative. The standard requires inventory within the scope of ASU 2015-11 to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using the-last-in-first-out method or the retail inventory method. ASU 2015-11 applies to all entities and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements. The Company will follow this guidance beginning in fiscal 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The updated standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company will follow this guidance beginning in fiscal 2017. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). The updated standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is assessing the impact of the adoption of ASU 2016-15 on the Company's consolidated financial statements.

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of September 30, 2016, a total of 15,550,000 shares have been authorized for issuance under the 2002 Plan, of which 3,557,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock, 6,230,000 shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 5,763,000 shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation cost of $688,000 and $621,000, for the three months ended September 30, 2016 and 2015 respectively, and $2.5 million and $2.3 million, for the nine months ended September 30, 2016 and 2015 respectively, based on the grant-date fair value.  The net impact to earnings was $(0.01), and $(0.01) per basic and diluted share for the three months ended September 30, 2016 and 2015, respectively, and $(0.04) and $(0.04) per basic and diluted share for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company had approximately $4.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$29	$46	$198	$184
Sales and marketing	89	(42)	410	445
General and administrative	522	594	1,614	1,442
Engineering and development	48	23	246	185
	$688	$621	$2,468	$2,256

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term	5.9 years	6.0 years	5.8 years	5.7 years
Volatility	86.58%	86.17%	85.48%	88.98%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.30%	1.70%	1.32%	1.60%

A summary of option activity under the 2002 Plan for the nine months ended September 30, 2016 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2015	4,493,000	$2.72	6.59	$422
Granted at fair market value	1,978,000	$1.39
Exercised	(1,000)	$0.82
Forfeited, cancelled, or expired	(659,000)	$2.92
Options outstanding at September 30, 2016	5,811,000	$2.24	7.48	$773,000
Options exercisable at September 30, 2016	3,275,000	$2.68	6.22	$176,000
Vested options expired during the quarter ended September 30, 2016	94,000	$2.69

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity under the 2002 Plan for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2015	1,717,000	$2.33
Granted	1,978,000	$1.39
Vested	(964,000)	$2.18
Forfeited or cancelled	(194,000)	$2.08
Unvested options at September 30, 2016	2,537,000	$1.68

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Proceeds from stock options exercised	$1	$—	$1	$44
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$—	$52
Weighted-average fair value of options granted during period	$1.13	$1.22	$0.99	$1.45
Total fair value of shares vested during the period	$317	$482	$1,370	$1,204

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

On April 18, 2016, in connection with the hiring of the two new Vice Presidents, the Compensation Committee of the Board awarded 325,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $1.43 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting, with 25% vesting as of April 18, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on April 18, 2017, and (ii) one-half of the total grant is subject to specific 2016 and 2017 performance criteria, with vesting upon completion of the applicable performance criteria.

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

On August 29, 2016, in connection with the hiring of a new Senior Director, the Compensation Committee of the Board awarded 60,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.65 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to ratable time vesting over a forty-eight month period commencing on September 29, 2016, and (ii) one-half of the total grant is subject to specific 2017 performance criteria, with vesting upon completion of the applicable performance criteria.

On September 15, 2016, in connection with the hiring of a new Vice President, the Compensation Committee of the Board awarded 250,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.78 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of September 15, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on September 15, 2017, and (ii) one-half of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon completion of the applicable performance criteria.

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

In connection with the President and Chief Executive Officer’s employment agreement, the maximum performance bonus was awarded, consisting of (i) $100,000 paid in cash during the nine months ended September 30, 2016, and (ii) 59,523 RSUs, valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date.  Half of these RSUs vested on March 30, 2016 and half of these RSUs will vest on February 18, 2017.

On March 10, 2016, under the 2015 compensation plan, the Compensation Committee of the Board approved the grant of 70,000 RSUs to the Company’s Chief Financial Officer.  These awards were valued at $1.23 per share, the closing market price of BIOLASE common stock on the grant date, and fully vested on July 1, 2016.

On May 6, 2016, non-employee directors of the Company were granted a total 248,750 RSUs valued at $1.41 per share, the closing market price of BIOLASE common stock on the grant date.  These awards vest on May 6, 2017.

A summary of unvested RSU activity under the 2002 Plan for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted stock units at December 31, 2015	—	$—
Granted	907,000	$1.06
Vested	(488,000)	$0.91
Forfeited or cancelled	—	$—
Unvested restricted stock units at September 30, 2016	419,000	$1.23

Warrants

The Company issues warrants as stock-based compensation to acquire shares of BIOLASE common stock as approved by the Board.  A summary of warrant activity for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2015	888,000	$6.04
Grants	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	(723,000)	$6.50
Warrants outstanding at September 30, 2016	165,000	$4.00
Warrants exercisable at September 30, 2016	30,000	$4.00
Vested warrants expired during the quarter ended September 30, 2016	—	$—

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

Outstanding stock options, restricted stock units and warrants to purchase approximately 17,636,000 shares (including approximately 2,035,000 shares underlying warrants issued in connection with the private placement completed by the Company on August 8, 2016) were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2016 as their effect would have been anti-dilutive.  For the same 2015 period, anti-dilutive outstanding stock options and warrants to purchase 15,536,000 shares were not included in the computation of diluted loss per share.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method, and is comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$4,742	$3,627
Work-in-process	1,651	1,379
Finished goods	7,150	7,560
Inventory, net	$13,543	$12,566

Inventory is net of a provision for excess and obsolete inventory totaling $2.1 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Building	$208	$203
Leasehold improvements	2,004	2,019
Equipment and computers	6,603	6,031
Furniture and fixtures	599	585
Construction in progress	1,330	1,045
	10,744	9,883
Accumulated depreciation and amortization	(7,050)	(6,314)
	3,694	3,569
Land	162	158
Property, plant, and equipment, net	$3,856	$3,727

Depreciation and amortization expense related to property, plant, and equipment totaled $274,000 and $734,000 for the three and nine months ended September 30, 2016, respectively, and $251,000 and $540,000 for the three and nine months ended September 30, 2015, respectively.

The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $189,000 as of September 30, 2016.  For additional information on the capital lease, see Note 8 – Commitments and Contingencies.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2016 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since June 30, 2016 through the date of these consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

Amortization expenses for the three and nine months ended September 30, 2016 totaled $14,000 and $42,000, respectively, and $14,000 and $49,000, respectively, for the same periods in 2015. Other intangible assets primarily include acquired customer lists and non-compete agreements.

The following table presents details of the Company’s intangible assets, related accumulated amortization, and goodwill (in thousands):

	As of September 30, 2016				As of December 31, 2015
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,914)	$—	$—	$1,914	$(1,914)	$—	$—
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(808)	—	9	817	(766)	—	51
Total	$2,800	$(2,791)	$—	$9	$2,800	$(2,749)	$—	$51
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Payroll and benefits	$2,381	$2,303
Warranty accrual, current portion	1,022	1,345
Taxes	441	445
Accrued professional services	1,178	681
Accrued capital lease obligations, current portion	169	167
Accrued insurance premium	—	467
Other	263	498
Total accrued liabilities	$5,454	$5,906

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and nine months ended September 30, 2016 and 2015 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Initial warranty accrual, beginning balance	$1,919	$1,997	$2,188	$1,449
Provision for estimated warranty cost	282	608	379	1,604
Warranty expenditures	(224)	(270)	(590)	(718)
	1,977	2,335	1,977	2,335
Less warranty accrual, long-term	955	1,059	955	1,059
Total warranty accrual, current portion	$1,022	$1,276	$1,022	$1,276

Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Undelivered elements (training, installation, and product and support services)	$1,470	$1,608
Extended warranty contracts	1,453	1,428
Deferred royalties	171	261
Total Deferred Revenue	3,094	3,297
Less long-term amounts:
Deferred royalties	52	142
Total Deferred Revenue - Long-Term	52	142
Total Deferred Revenue - Current	$3,042	$3,155

In connection with the Company’s initiatives to measure and improve customer satisfaction and concurrent with the launch of WaterLase iPlus 2.0 in February 2015, the Company introduced its exclusive Practice Growth Guarantee, which is a program to assist with growth in the Company’s clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. Consistent with the Company’s standard terms and conditions applicable to all of its products, the Practice Growth Guarantee does not give the customer the right to return purchased laser systems or receive a refund of any amount of the purchase price. However, the Practice Growth Guarantee does provide for additional training opportunities and certain billing and marketing support activities to the customer.  The Company has estimated and recorded additional deferred revenue related to the Practice Growth Guarantee for all WaterLase iPlus 2.0 system sales for the nine months ending September 30, 2016 and 2015 to be approximately $125,000 and $133,000, respectively.

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

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments, for the years ending December 31, 2016 and 2017 are $29,000 and $160,000, respectively.  The current obligation with respect to the present value of net minimum lease payments of $169,000 is reflected in the Consolidated Balance Sheets classified as an accrued liability, and the remaining portion of the present value of net minimum lease payments is classified as a long-term obligation within capital lease obligations in the amount of $32,000, as of September 30, 2016.

Future minimum rental commitments under lease agreements, including both operating and capital leases (principle and interest), with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2016	$208
2017	816
2018	619
2019	646
Thereafter	219
Total future minimum lease obligations	$2,508

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.8 million, in the aggregate, at September 30, 2016. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of September 30, 2016, approximately $68,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders.  As of September 30, 2016, the Company had $19.1 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

On February 24, 2016, a purported class action lawsuit entitled Dr. Charles Shulruff v. Biolase, Inc., Case No. 1:16-cv-02533, was filed in the United States District Court for the Northern District of Illinois.  The case alleges that the Company violated the federal Telephone Consumer Protection Act (TCPA) and other related Illinois state statutes, by sending unsolicited marketing communications via fax machine to a Chicago dentist, Dr. Shulruff.  The plaintiff and his counsel seek to certify a nation-wide class of comprised of other dentists who received the same or similar faxes from BIOLASE.  BIOLASE responded to the case on April 14, 2016 and denied liability on all claims.  BIOLASE also denies that class certification is appropriate.  The case is in the early stages of discovery and no substantive motion practice has been conducted by either side at this time.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board (the “Patent Board”).  On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Patent Board.  On July 1, 2014, the Patent Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  On July 1, 2015, the Patent Board issued a decision that was generally favorable to the Company.   On July 31, 2015, CAO requested a rehearing of the decision.  On November 27, 2015, the Patent Board issued its decision regarding CAO’s request for rehearing, partially granting CAO’s request.  On January 27, 2016, CAO filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit for review of the Patent Board’s decision dated July 1, 2015 and the Patent Board’s decision regarding CAO’s request for rehearing. CAO filed its opening appeal brief on June 1, 2016 and Biolase filed its responsive brief on July 25, 2016. CAO filed its reply brief on August 11, 2016. The Company is awaiting the scheduling of the oral argument on the appeal, which oral argument is expected to take place before the end of 2016.

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

NOTE 9—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.  For the three and nine months ended September 30, 2016, sales to customers in the United States accounted for approximately 66% and 63% of net revenue, respectively, and international sales accounted for approximately 34% and 37% of net revenue, respectively.  For the three and nine months ended September 30, 2015, sales in the United States accounted for approximately 59% and 59% of net revenue, respectively, and international sales accounted for approximately 41% and 41% of net revenue, respectively.  No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2016 or 2015.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$8,768	$6,598	$24,155	$19,914
International	4,461	4,636	13,894	14,044
	$13,229	$11,234	$38,049	$33,958

Long-lived assets by geographic location was as follows (in thousands):

	September 30,	December 31,
	2016	2015
United States	$3,531	$3,401
International	325	326
	$3,856	$3,727

NOTE 10—CONCENTRATIONS

Revenue from the Company’s products for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Laser systems	71.9%	65.3%	68.7%	65.2%
Imaging systems	2.6%	6.4%	4.5%	4.7%
Consumables and other	12.4%	13.1%	13.5%	15.5%
Services	12.9%	14.9%	13.0%	14.1%
License fees and royalties	0.2%	0.3%	0.3%	0.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2016 or 2015.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2016 or December 31, 2015.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2016 and 2015. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2016, the Company recorded an income tax provision of $40,000 and $117,000, respectively, resulting in an effective tax rate of (1.3)% and (1.1)%, respectively. During the three and nine months ended September 30, 2015, the Company recorded an income tax provision of $44,000 and $127,000, respectively, resulting in an effective tax rate of (0.8)% and (0.7)%, respectively. The income tax provisions for the three and nine months ended September 30, 2016 and 2015 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 12—SUBSEQUENT EVENT

On October 3, 2016, in connection with the employment of a new Vice President of Clinical and Dental Affairs and Chief Dental Officer, the Compensation Committee of the Board awarded 125,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.72 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of October 3, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on October 3, 2017, and (ii) one-half of the total grant is subject to specific 2017, 2018 and 2019 performance criteria. For additional information regarding stock-based compensation, see Part I, Item I, Note 3 – Stock-Based Awards and Per Share Information.

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

We offer two categories of laser system products: WaterLase (all-tissue) systems and Diode (soft tissue) systems. Our flagship brand, WaterLase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 255 issued and 90 pending U.S. and international patents, the majority of which are related to WaterLase technology. From 1998 through September 30, 2016, we sold approximately 32,800 laser systems in over 90 countries around the world. Contained in this total are approximately 11,700 WaterLase systems, including approximately 7,700 WaterLase MD and WaterLase iPlus systems. We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc., and in 2012, we changed our name to BIOLASE, Inc.  Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

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

Recent Developments

New Leadership Additions

Throughout 2016 and to date, we have made strategic personnel additions to our senior management team, including a Vice President and Managing Director for Europe, the Middle East and Africa, a Vice President of Clinical and Dental Affairs and Chief Dental Officer, and a Vice President of Marketing to lead our international sales, educational dental and clinical matters, and marketing efforts, respectively. We have also added a new Vice President of Human Resources at our headquarters in Irvine, California to support our key initiatives. With a solid senior management team, we are better suited to achieve our goals of strengthening our worldwide market presence, sales, and competitiveness.

Private Placement

On August 8, 2016, we completed a private placement with several institutional and individual investors, and certain of our directors and officers, under which we sold an aggregate of 88,494 shares of our Preferred Stock and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of our common stock at an exercise price of $2.00 per share. Each share of Preferred Stock was automatically upon receipt of stockholder approval convertible into 100 shares of common stock, reflecting a conversion price equal to $1.13 per share, which was the closing price of the common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, we held a meeting of our shareholders and received requisite stockholder approval with respect to the issuance of 8,849,400 shares of common stock upon automatic conversion of the Preferred Stock and the issuance of common stock related to exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million. The warrants become exercisable on February 8, 2017, six months after the closing of the private placement, and have a term of five years from the date of issuance. We are using the proceeds of the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, we filed a registration statement on Form S-3 with the SEC, which was declared effective on November 3, 2016.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2015 Form 10-K. There have been no significant changes during the nine months ended September 30, 2016 in our critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Products and services revenue	99.8%	99.7%	99.7%	99.5%
License fees and royalty revenue	0.2%	0.3%	0.3%	0.5%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.6%	69.9%	60.8%	69.7%
Gross profit	42.4%	30.1%	39.2%	30.3%
Operating expenses:
Sales and marketing	32.2%	36.0%	33.0%	39.9%
General and administrative	21.0%	25.5%	20.2%	27.6%
Engineering and development	13.0%	15.6%	14.5%	16.3%
Excise tax	—%	0.7%	—%	0.7%
Legal settlement	—%	—%	—%	(2.2%)
Total operating expenses	66.2%	77.8%	67.7%	82.3%
Loss from operations	(23.8%)	(47.7%)	(28.5%)	(52.0%)
Non-operating loss, net	0.3%	0.5%	0.1%	(0.1%)
Loss before income tax provision	(23.5%)	(47.2%)	(28.4%)	(52.1%)
Income tax provision	0.3%	0.4%	0.3%	0.4%
Net loss	(23.8%)	(47.6%)	(28.7%)	(52.5%)

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

Non-GAAP Net Loss

Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization and stock-based compensation) in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common shareholders (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
GAAP net loss attributable to common shareholders	$(4,238)	$(5,343)	$(12,036)	$(17,820)
Deemed dividend on convertible preferred stock	1,092	—	1,092	—
GAAP net loss	$(3,146)	$(5,343)	$(10,944)	$(17,820)
Adjustments:
Interest income, net	(18)	(21)	(51)	(44)
Income tax provision	40	44	117	127
Depreciation and amortization	288	265	776	589
Stock-based compensation	688	621	2,468	2,256
Non-GAAP net loss	$(2,148)	$(4,434)	$(7,634)	$(14,892)

Comparison of Results of Operations

Three months ended September 30, 2016 and 2015

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2016 (“Third Quarter 2016”) and the three months ended September 30, 2015 (“Third Quarter 2015”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
Laser systems	$9,506	71.9%	$7,330	65.3%	$2,176	29.7%
Imaging systems	349	2.6%	720	6.4%	(371)	(51.5%)
Consumables and other	1,635	12.4%	1,474	13.1%	161	10.9%
Services	1,709	12.9%	1,676	14.9%	33	2.0%
Total products and services	13,199	99.8%	11,200	99.7%	1,999	17.8%
License fees and royalty	30	0.2%	34	0.3%	(4)	(11.8%)
Net revenue	$13,229	100.0%	$11,234	100.0%	$1,995	17.8%

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

Total revenue by geographic location based on the location of customers for the three months ended September 30, 2016 and 2015, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
United States	$8,768	66.3%	$6,598	58.7%	$2,170	32.9%
International	4,461	33.7%	4,636	41.3%	(175)	(3.8%)
Net revenue	$13,229	100.0%	$11,234	100.0%	$1,995	17.8%

The overall increase in quarter-over-quarter net revenue resulted primarily from laser systems sales, which increased by $2.2 million, or 30%, in the Third Quarter 2016 compared to the Third Quarter 2015. Sales of our core laser products improved 60% domestically and 1% internationally, largely resulting from the continued realization associated with changes to our sales cycle that were implemented late in 2015.  The increase in quarter-over-quarter net revenue also resulted from increases in consumables and other revenue, which consists of consumable products such as disposable tips, and services revenue, which consists of extended warranty service contracts, advanced training programs, and other services. Consumables and other revenue and services revenue increased by $161,000 and $33,000, respectively, or 11% and 2%, respectively, in the Third Quarter 2016 compared to the Third Quarter 2015.

Partially offsetting the increased laser systems, consumables and other, and services revenue were decreases in domestic and international imaging systems revenue of $371,000, or 52%, and domestic license fees and royalty revenue of $4,000, or 12%, during the Third Quarter 2016 compared to the Third Quarter 2015.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the Third Quarter 2016 and the Third Quarter 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
Net revenue	$13,229	100.0%	$11,234	100.0%	$1,995	17.8%
Cost of revenue	7,624	57.6%	7,853	69.9%	(229)	(2.9%)
Gross profit	$5,605	42.4%	$3,381	30.1%	$2,224	65.8%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 66% improvement in gross profit as a percentage of revenue for the Third Quarter 2016, as compared to Third Quarter 2015, reflected a larger mix of domestic laser sales, specifically the WaterLase iPlus, which typically have higher product margins due to higher pricing.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended September 30, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
Sales and marketing	$4,260	32.2%	$4,039	36.0%	$221	5.5%
General and administrative	2,778	21.0%	2,860	25.5%	(82)	(2.9%)
Engineering and development	1,715	13.0%	1,756	15.6%	(41)	(2.3%)
Excise tax	—	—%	78	0.7%	(78)	(100.0%)
Total operating expenses	$8,753	66.2%	$8,733	77.8%	$20	0.2%

The quarter-over-quarter total operating expenses is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the Third Quarter 2016 compared to the Third Quarter 2015 increased by $221,000, or 6%, primarily due to increases in commissions of $177,000, supplies expense of $120,000, stock-based compensation expense of $130,000 and convention related expenses of $60,000, partially offset by decreases in payroll and consulting related expenses of $179,000 and media, advertising, and printing expenses of $138,000. The increase in commissions resulted from increased sales of our products quarter-over-quarter. The increase in stock-based compensation resulted from grants to existing and new employees. The decrease in payroll and consulting-related expenses was primarily attributable to the corporate organizational and restructuring activities implemented during September 2015 (the “September 2015 Corporate Restructure”), where we streamlined operations and reduced payroll, payroll-related and consulting-related expenses. As we have continued in 2016, we have maintained our focus on (i) enhancing customer acquisition, retention, and global brand awareness, and (ii) rebuilding our sales and marketing team domestically and internationally.  In striving to transform and maintain revenue growth, we expect sales and marketing expenses to continue decreasing as a percentage of revenue for the remainder of 2016.

General and Administrative Expense. General and administrative expenses in the Third Quarter 2016 compared to the Third Quarter 2015 decreased by $82,000, or 3%, primarily due to a $160,000 decrease in payroll and consulting-related expenses originating from the September 2015 Corporate Restructure and a $72,000 decrease in stock-based compensation expense, partially offset by a $162,000 increase in patent expenses resulting from efforts to protect our intellectual property. We expect general and administrative expenses to remain consistent as a percentage of revenue through the remainder of 2016.

Engineering and Development Expense. Engineering and development expenses in the Third Quarter 2016 compared to the Third Quarter 2015 decreased by $41,000, or 2%, primarily due to a $141,000 decrease in operating supplies, partially offset by a $86,000 increase in payroll and consulting related expenses and a $25,000 increase in stock-based compensation expense.  We expect to increase our investment in engineering and development activity as we continue our efforts on new product development for the remainder of 2016.

Excise Tax Expense. Beginning in 2013, the Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S.  Excise tax expenses for the Third Quarter 2016 was $0, compared to $78,000, or 0.7% of net revenue, for the Third Quarter 2015. The decrease of $78,000 was directly associated with the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), which suspended the medical device excise tax for calendar years 2016 and 2017.  Due to the PATH Act, we do not anticipate any excise tax expenses on our products during the remainder of 2016.

Gain (Loss) on Foreign Currency Transactions. We realized a $24,000 gain on foreign currency transactions during the Third Quarter 2016, compared to a $32,000 gain on foreign currency transactions during the Third Quarter 2015 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income, Net.  Interest income during the Third Quarter 2016 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) that we filed in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system (the “Fotona Litigation”). Interest income, net totaled $18,000 for Third Quarter 2016, as compared to $21,000 for Third Quarter 2015.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $40,000 for Third Quarter 2016, compared to a provision of $44,000 for Third Quarter 2015. The decrease of $4,000, or 9%, in income tax provision was primarily due to a $24,000 decrease in net foreign profit during the Third Quarter 2016 as compared to the Third Quarter 2015.  For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $3.1 million for the Third Quarter 2016 compared to a net loss of $5.3 million for the Third Quarter 2015. The $2.2 million, or 42%, decrease in net loss was due to overall business improvements including a $2.0 million increase in net revenue and a $229,000, or 3%, reduction in cost of revenue.

Nine months ended September 30, 2016 and 2015

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2016 (“YTD September 2016”) and the nine months ended September 30, 2015 (“YTD September 2015”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
Laser systems	$26,140	68.7%	$22,124	65.2%	$4,016	18.2%
Imaging systems	1,728	4.5%	1,594	4.7%	134	8.4%
Consumables and other	5,132	13.5%	5,266	15.5%	(134)	(2.5%)
Services	4,933	13.0%	4,802	14.1%	131	2.7%
Total products and services	37,933	99.7%	33,786	99.5%	4,147	12.3%
License fees and royalty	116	0.3%	172	0.5%	(56)	(32.6%)
Net revenue	$38,049	100.0%	$33,958	100.0%	$4,091	12.0%

Total revenue by geographic location based on the location of customers for the nine months ended September 30, 2016 and 2015, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
United States	$24,155	63.5%	$19,914	58.6%	$4,241	21.3%
International	13,894	36.5%	14,044	41.4%	(150)	(1.1%)
Net revenue	$38,049	100.0%	$33,958	100.0%	$4,091	12.0%

The overall increase in period-over-period net revenue resulted primarily from laser systems sales, which increased by $4.0 million, or 18%, for YTD September 2016 compared to YTD September 2015.  The laser systems sales increase was driven by a 36% domestic improvement and a 1% international improvement.  Imaging systems revenue increased by $134,000, or 8%, for YTD September 2016 compared to YTD September 2015, which was primarily driven by a 19% improvement in domestic imaging system sales period-over-period. Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased by $131,000, or 3%, period-over-period.

Partially offsetting the increased laser systems, imaging systems, and services revenue was a decrease in consumables and other revenue of $134,000, or 3%, and in domestic license fees and royalty revenue of $56,000 or 33% during YTD September 2016 compared to YTD September 2015, due to our patent infringement lawsuit settlement during the first half of 2015.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the nine months ended September 30, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
Net revenue	$38,049	100.0%	$33,958	100.0%	$4,091	12.0%
Cost of revenue	23,144	60.8%	23,666	69.7%	(522)	(2.2%)
Gross profit	$14,905	39.2%	$10,292	30.3%	$4,613	44.8%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 45% improvement in gross profit as a percentage of revenue for YTD September 2016 compared to YTD September 2015 was due to a larger mix of domestic laser sales, specifically the WaterLase iPlus, which typically have higher product margins due to higher pricing.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the nine months ended September 30, 2016 and 2015, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2016		2015		Change	Change
Sales and marketing	$12,552	33.0%	$13,536	39.9%	$(984)	(7.3%)
General and administrative	7,700	20.2%	9,363	27.6%	(1,663)	(17.8%)
Engineering and development	5,501	14.5%	5,533	16.3%	(32)	(0.6%)
Excise tax	—	—%	231	0.7%	(231)	(100.0%)
Legal settlement	—	—%	(731)	(2.2%)	731	(100.0%)
Total operating expenses	$25,753	67.7%	$27,932	82.3%	$(2,179)	(7.8%)

The $2.2 million or 8% overall decrease in period-over-period operating expenses is explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses for YTD September 2016 compared to YTD September 2015 decreased by $984,000, or 7%, primarily due to a $724,000 decrease in payroll and consulting-related expenses originating from the September 2015 Corporate Restructure and a $657,000 decrease in media, advertising, and printing expenses, partially offset by a $203,000 increase in commissions resulting from year-over-year increased sales of our products and a $86,000 increase in licensing fees. The overall decrease in sales and marketing expenses was expected following the September 2015 Corporate Restructure.  The Company plans to continue to focus on (i) enhancing customer acquisition, retention, and global brand awareness, and (ii) rebuilding our sales and marketing team domestically and internationally.  In striving to transform and maintain revenue growth, we expect sales and marketing expenses to continue decreasing as a percentage of revenue for the remainder of 2016.

General and Administrative Expense. General and administrative expenses for YTD September 2016 compared to YTD September 2015 decreased by $1.7 million, or 18%, primarily due to a $719,000 decrease in payroll and consulting related expenses, a $313,000 decrease in patent and legal expenses, a $387,000 decrease in provision for doubtful accounts, and a $158,000 decrease in investor relations expense.  The decline in payroll and consulting related expenses is primarily due to the September 2015 Corporate Restructure and severance and recruiting expenses related to the change in CEO and CFO for YTD September 2015.  The decrease in patent and legal expenses resulted from the settlement of our patent infringement lawsuit during YTD September 2015.  The decrease in provision for doubtful accounts is due to our improvement in the collection process of receivables. We expect general and administrative expenses to remain consistent as a percentage of revenue through the remainder of 2016.

Engineering and Development Expense. Engineering and development expenses for YTD September 2016 compared to YTD September 2015 decreased by $32,000, or 1%, primarily due to a $273,000 decrease in operating supplies, partially offset by a $99,000 increase in payroll and consulting related expenses and a $62,000 increase in stock-based compensation expense. As we continue to focus our efforts to accelerate innovation of both our existing products and technologies as well as to develop new products and technologies that we believe will further strengthen our worldwide leadership position, we expect to increase our investment in engineering and development activity for the remainder of 2016.

Excise Tax Expense. Beginning in 2013, the Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S.  Excise tax expenses for YTD September 2016 was $0, compared to $231,000, or 0.7% of net revenue, for YTD September 2015. The decrease of $231,000 was directly associated with the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), which suspended the medical device excise tax for calendar years 2016 and 2017.  Due to the PATH Act, we do not anticipate any excise tax expenses on our products during the remainder of 2016.

Legal Settlement. On March 24, 2015, we entered into a settlement agreement with Fotona in the Fotona Litigation, at which time we recorded a $731,000 credit toward the recovery of our legal expenses. For a more detailed discussion of the intellectual property litigation, see Part I, Item I, Note 8 – Commitments and Contingencies.

Gain (Loss) on Foreign Currency Transactions. We realized a $30,000 loss on foreign currency transactions during YTD September 2016, compared to a $97,000 loss on foreign currency transactions during YTD September 2015 due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income, Net.  Interest income during YTD September 2016 represented interest recognized from the discounted present value of the settlement in connection with the Fotona Litigation. Interest income, net totaled $51,000 for YTD September 2016, as compared to $44,000 for YTD September 2015.

Income Tax Provision. We use a discrete year-to-date method in calculating YTD quarterly provision for income taxes. Our provision for income taxes was $117,000 for YTD September 2016, compared to a provision of $127,000 for YTD September 2015. The decrease of $10,000, or 8%, in income tax provision was primarily due to a $62,000 decrease in net foreign profit during YTD September 2016 as compared to YTD September 2015.  For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $10.9 million for YTD September 2016 compared to a net loss of $17.8 million for YTD September 2015. The $6.9 million or 39% decrease in net loss was due to overall business improvements including a $4.1 million increase in net revenue, a $522,000 reduction in cost of revenue, and a $2.2 million decrease in operating expenses.

Liquidity and Capital Resources

At September 30, 2016, the Company had approximately $12.9 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents of $1.0 million at September 30, 2016 as compared to December 31, 2015, was primarily due to cash used in operating and investing activities of $7.5 million and $1.1 million, respectively, offset by cash provided by financing activities of $9.4 million and the effect of exchange rates on cash of $60,000.  The $7.5 million of net cash used in operating activities was primarily driven by the Company’s net loss of $10.9 million for YTD September 2016.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash flows used in operating activities	$(7,453)	$(14,954)
Net cash flows used in investing activities	(1,055)	(1,228)
Net cash flows provided by (used by) financing activities	9,399	(22)
Effect of exchange rate changes	60	(162)
Net change in cash and cash equivalents	$951	$(16,366)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for YTD September 2016, totaled $7.5 million and was primarily comprised of our net loss of $10.9 million, partially offset by non-cash adjustments for stock-based compensation expenses of $2.5 million and depreciation and amortization expenses of $776,000.  The $326,000 net increase in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $2.1 million related to the timing of our payments and a decrease in prepaid expenses and other current assets of $688,000, partially offset by an increase in restricted cash of $51,000, an increase in accounts receivable of $863,000 related to the timing of our collections, an increase in inventory of $1.4 million, a decrease in deferred revenue of $202,000 resulting from less deferred services revenue and a decrease in customer deposits of $7,000.

Investing Activities

Cash used in investing activities for YTD September 2016 consisted of $1.1 million of capital expenditures. The period-over-period decrease was primarily due to YTD September 2015 capital expenditures of information technology equipment and the commencement of a new enterprise resource planning system implementation, partially offset by construction in progress purchases during YTD September 2016.

Financing Activities

Net cash provided by financing activities for YTD September 2016 of $9.4 million resulted from proceeds received from our equity offering in August 2016, net of expenses of $9.5 million, partially offset by payments on our capital lease obligations of $143,000.

Effect of Exchange Rate

The $60,000 effect of exchange rate on cash for YTD September 2016 was primarily due to a recognized gain on foreign currency transactions due to a stronger Euro compared to the YTD September 2015.

Future Liquidity Needs

As of September 30, 2016, the Company had working capital of approximately $20.8 million. Our principal sources of liquidity as of September 30, 2016 consisted of approximately $12.9 million in cash, cash equivalents and restricted cash and $9.9 million of net accounts receivable.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2015 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant (incorporated by reference to Exhibit B to the Securities Purchase Agreement filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 2, 2016)		8-K	08/01/2016	99.1	08/02/2016

10.1	Securities Purchase Agreement, dated August 1, 2016, among Biolase, Inc. and the investors listed on Schedule I thereto		8-K	08/01/2016	99.1	08/02/2016

10.2	Amendment to Standstill Agreement, dated August 1, 2016, by and among Jack W. Schuler, Renate Schuler, Schuler Family Foundation and Biolase, Inc.		8-K	08/01/2016	99.2	08/02/2016

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.3	Amendment to Standstill Agreement, dated August 1, 2016, by and among Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC, Oracle Investment Management, Inc. and Biolase, Inc.		8-K	08/01/2016	99.3	08/02/2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2016

BIOLASE, INC.,
(Registrant)

By:	/s/ HAROLD C. FLYNN, JR.
Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID C. DREYER
David C. Dreyer
Chief Financial Officer
(Principal Financial and Accounting Officer)