Form 10-K
period 2016-12-31
BIOLASE, INC
filed 2017-03-10
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $38,006,498 based on the last sale price of common stock on June 30, 2016.

As of March 6, 2017, there were 67,570,951 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, includes “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or do not materialize as expected, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions, or expectations regarding our strategy, the number of hard tissue and periodontal procedures for 2017, future demand for improved dental care, regulatory requirements, earnings, revenue, sales and operations, operating expenses, sales and marketing expenses, legal expenses and professional fees, general and administrative expenses, the impact of cost-saving measures, planned investments in engineering and development, excise tax expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, plans to explore potential collaborations, effects of engineering and development efforts, plans to expand our field sales force, intentions to implement new software, anticipated growth strategies, ability to attract customers, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, intellectual property license fees and royalty revenues, pending patent applications and expiring patents, Affordable Care Act compliance, regulators related to health care information, regulatory approvals or enforcement actions, the perceived benefits of any technology acquisitions, critical accounting policies and the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations, or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions.

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

•	climate change initiatives;
•	failure of our intellectual property rights to adequately protect our technologies;
•	potential third-party claims that our products infringe their intellectual property rights;
•	changes in government regulation or the inability to obtain or maintain necessary governmental approvals;
•	our failure to comply with existing or new laws and regulations, including fraud and abuse and health information privacy and securities laws;
•	changes in the regulatory requirements of the Food and Drug Administration (“FDA”) applicable to laser products, dental devices, or both; and
•	recall or other regulatory action concerning our products after receiving FDA clearance or approval.

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

PART I

Item 1.    Business

Overview

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) is a medical device company that develops, manufactures, markets and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. We have clearance from the FDA to market and sell our laser systems in the United States and also have the necessary registration to market and sell our laser systems in Canada, the European Union, and many other countries outside the U.S. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 230 issued and 85 pending U.S. and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2016, we sold approximately 33,600 laser systems in over 90 countries around the world. Contained in this total are over 11,800 Waterlase systems, including approximately 7,800 Waterlase MD and iPlus systems. We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. and in 2012, we changed our name to BIOLASE, Inc., since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We currently operate in a single reportable business segment. We had net revenues of $51.8 million, $48.5 million, and $47.7 million in 2016, 2015, and 2014, respectively, and we had net losses of $15.4 million, $20.3 million, and $18.9 million for the same periods, respectively. We had assets of $41.9 million and $42.3 million as of December 31, 2016 and 2015, respectively.

Recent Developments

Leadership Changes

On March 1, 2017, we announced the appointment of a new Senior Vice President and Chief Financial Officer, with significant leadership and technical experience in finance and business management from both public and private companies, who will be joining our leadership team effective March 27, 2017.

Throughout 2016 and consistent with our goal to focus our energies on strengthening our leadership, and worldwide competitiveness and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team, including a Vice President and Managing Director for Europe, the Middle East and Africa to lead our sales in that region, a Vice President of Clinical and Dental Affairs and Chief Dental Officer to lead our educational, dental and clinical matters, and a Vice President of Marketing to lead our marketing efforts. We have also added a new Vice President of Human Resources at our headquarters in Irvine, California to support our key initiatives. With a solid senior management team, we believe we are better suited to achieve our goals of strengthening our worldwide market presence, sales, and competitiveness.

Private Placement

On August 8, 2016, we completed a private placement with several institutional and individual investors, and certain of our directors and officers, under which we sold an aggregate of 88,494 shares of our preferred stock and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of our common stock at an exercise price of $2.00 per share. Each share of preferred stock was automatically upon receipt of stockholder approval convertible into 100 shares of our common stock, reflecting a conversion price equal to $1.13 per share, which was the closing price of our common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, we held a meeting of our stockholders and received requisite stockholder approval with respect to the issuance of 8,849,400 shares of common stock upon automatic conversion of the preferred stock and the issuance of our common stock related to exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were approximately $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million. The warrants became exercisable on February 8, 2017, six months after the closing of the private placement, and have a term of five years from the date of issuance. We are using the proceeds of the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, we filed a registration statement on Form S-3 with the SEC, which was declared effective on November 3, 2016.

New Product Offerings

In February 2017, we launched the fifth-generation Waterlase Express all-tissue laser system. Waterlase Express represents the newest addition to the our Waterlase portfolio of Er,Cr:YSGG all-tissue lasers. Waterlase Express was exhibited at the Chicago Dental Society’s Mid-Winter meeting in February 2017. Designed for easy and intuitive operation, integrated learning, and portability, Waterlase Express is our next-generation Waterlase system. Waterlase Express has regulatory clearance for commercial distribution from the FDA, and is available for sale to dentists in the U.S. as well as select international markets in Europe, the Middle East and Asia.

In January 2017, we received FDA clearance and launched Epic Pro, a powerful and innovative dental diode laser system, making it available for sale in the U.S., as well as in select countries in Europe, the Middle East and Asia. The Epic Pro, which offers more power than most diode lasers in dentistry, is the first product to be introduced resulting from our strategic development agreement with IPG Photonics Corporation’s medical laser division, IPG Medical (“IPG”). The newest addition to the Epic family of dental soft-tissue lasers, Epic Pro features several new innovations, such as a new super pulse technology for more precise, enhanced laser tissue cutting; real-time automatic power control to enhance speed and consistency when performing surgery; and pre-initiated, bendable, disposable tips with new smart tip technology to ensure tip performance and quality. In January 2017, the Epic Pro laser system received clearance from the U.S. FDA for dental and surgical operations, intended for use in contact and non-contact techniques for incision, excision, vaporization, ablation, hemostasis, or coagulation of intraoral and extra-oral soft tissue (including marginal and interdental gingiva and epithelial lining of free gingiva).

In 2015, we launched several key updates to the Waterlase iPlus all-tissue laser system, including enabling the system with integrated step-by-step laser protocols for addressing periodontal and peri-implant disease.  The two protocols, known as REPAIR Perio and REPAIR Implant, enable general dentists and dental specialists to address the growing trend of periodontal disease (commonly referred to as “gum disease”) and peri-implantitis.  These destructive inflammatory processes affect soft and hard tissues surrounding permanent teeth or expensive dental implants and can lead to significant oral healthcare complications if not addressed.  Waterlase iPlus offers general dentists and dental specialists a turnkey, step-by-step approach to managing these rising disease states. In addition, the Waterlase iPlus remains one of the most versatile clinical instruments available, with pre-programmed settings for more than 50 FDA-cleared procedures in the dental office.

In 2015, we also launched the redesigned SureFire YSGG Delivery System for use with Waterlase iPlus and Waterlase MD systems.  The new SureFire design ensures greater uptime through enhanced precision, performance, and reliability of the fiber optics, which were redesigned to more efficiently deliver precise laser energy. The system is further enhanced with a replaceable, disposable shield for better dependability.  SureFire offers improved clinical access and comfort with its minimally invasive flagship dental laser system and exclusive contra-angle hand-piece.

Industry Background

General

Dental procedures, including medical and cosmetic treatment, are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue.

The American Dental Association’s (“ADA”) last available Survey of Dental Services Rendered (the “ADA Study”), published in 2007, estimated that more than 200 million hard tissue procedures are performed annually in the United States. Hard tissue procedures include cavity preparation, root canals, and other procedures involving bone or teeth. Moreover, iData Research, an international market research group that specializes in medical device market dynamics, estimated that approximately 400 million hard tissue procedures are performed annually outside the United States.

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

Furthermore, according to the ADA Study, over 90% of hard tissue procedures and 60% of periodontal, implants, and soft tissue, procedures in the United States are performed by general dentists. The remainder are performed by dental specialists, such as periodontists, pediatric dentists, implantologists, oral surgeons, prosthodontists, and endodontists. According to “Prevalence of Periodontitis in Adults in the United States” by Ede, Dye, Wei et al., recent evidence indicates that 47% of dental patients aged 30 or older have moderate to severe periodontitis that would benefit from intervention and Waterlase therapy. The ADA Health Policy Institute reported that in 2014, several key indicators of demand for dental services showed positive growth, including per capita dental expenditures, overall dental visits, and dentist earnings. The ADA Health Policy Institute also reported promising trends in patient access to health insurance coverage and increased consumerism of oral healthcare. Overall, the demand for dental services has continued to evolve positively due to population growth, aging demographics, and increased awareness of the benefits of preventive dentistry in reducing the incidence of oral and systemic disease. Periodontitis and peri-implantitis are two rapidly growing disease states requiring therapy in a dental practice.

According to “The Oral Health Atlas, 2nd edition,” untreated tooth decay was the most prevalent of 291 oral disease conditions studied by the FDI World Dental Federation in 2015, with periodontal disease and associated complications being the 6th most prevalent oral disease state.

We believe there is a growing awareness among consumers globally of the value and importance of oral health and its connections to overall systemic health and wellness. Studies indicate a link between periodontitis and other health conditions such as heart disease, diabetes, and stroke. According to the 2013 Distribution of Dentists in the U.S. by Region and State, there were 177,625 active private practitioners in the U.S. According to the World Health Organization, there were 1.8 million dentists worldwide in 2012. As many developing nations continue to experience fiscal growth, we believe those nations will also experience higher demand for improved dental care. Corresponding growth resulting from dental practices competing for patients could create further demand for clinical solutions that enable dentists to perform minimally invasive dental procedures with less trauma, less anesthesia, improved patient acceptance, and clinically superior results. We believe our product offerings align with this trend.

Traditional Dental Instruments

Dentists and other specialists utilize a variety of instruments depending on the tissue involved and the type of procedure. Most procedures require the use of multiple instruments to achieve desired results. Many of the instruments available today are based on decades-old practices. Examples are as follows:

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

Alternative Dental Instruments

Alternative technologies have been developed over the years to address the problems associated with traditional methods used in dentistry. However, most alternatives have addressed either hard or soft tissue applications but not both, or have other limitations.

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

BIOLASE Products

Combining our laser systems with 3D CAD/CAM intraoral scanning and imaging solutions can provide dental professionals with enhanced capabilities for early diagnosis and minimally invasive treatment. Our product offering consists of the following:

Waterlase all-tissue laser systems.     Our all-tissue Waterlase dental laser systems currently consist of the Waterlase Express, our flagship Waterlase iPlus, and the Waterlase MD Turbo. Each of these systems features proprietary laser crystal technology that produces energy with specific absorption and tissue interaction characteristics specifically designed for dental procedures. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums and skin, without the heat, vibration, bleeding, or pressure associated with traditional dental treatments. By combining the laser light and water, our Waterlase systems may eliminate the need for anesthesia in most cases and also result in faster healing times compared to traditional methods of treatment, both of which could lead to improved patient-reported outcomes.

The Waterlase systems incorporate an ergonomic hand-piece and a user-friendly digital interface with clinical applications to control the mix of laser energy, air, and water, as well as the pulse rate. Each system also has been designed to be easily moved from operatory to operatory within a practice. We developed the Waterlase systems using internally developed intellectual property, as well as intellectual property obtained through various acquisitions. The Waterlase systems are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 90 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

Diode soft-tissue laser systems.    Our Diode soft tissue laser systems currently consist of the Epic Pro, Epic X, Epic 10 and iLase semiconductor diode lasers that perform soft tissue, hygiene, cosmetic procedures and teeth whitening and provide temporary pain relief.  Epic X, Epic 10, and iLase systems feature our proprietary 940nm wavelength and patented pulse technology called ComfortPulse, which is designed for added patient comfort. iLase was the first “personal” laser with no wires, footswitch, or cumbersome cables to manage. Epic 10 is a portable, powerful diode laser that facilitates clinical versatility with surgical, pain therapy and whitening capabilities and provides an exceptional laser with an attractive value proposition. In December 2014 we introduced the Epic X diode laser, an enhanced soft tissue laser system featuring upgrades and improvements from our Epic 10. Epic Pro, released in 2016, is a soft-tissue diode laser with Super Thermal Pulse and Automatic Power Control features for enhanced patient comfort and clinical outcomes. The iLase, Epic X, Epic10, and Epic Pro are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 90 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

Imaging systems.  Our dental imaging systems include state-of-the-art extra-oral and intra-oral dental digital imaging devices.  Our imaging product line features 3Shape Trios intraoral scanner and digital impression systems for offering high-speed digital 3-D picture taking, and the Galaxy BioMill CAD/CAM system which enables dental practitioners to design, scan, mill and finish crowns, inlays and veneers inside the dental office during a single appointment.  We also sell the award-winning line of CEFLA NewTom VGi and VG3 3-D Cone Beam Computed Tomography devices in North America. We distribute all of these products under the manufacturer’s FDA 510(k) clearances.

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

BIOLASE Laser Solutions

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

•

Additional procedures through increased information and efficiency.    Our digital imaging systems allow dentists to diagnose and discover cases that they might not be able to detect with film images or other two-dimensional images, thereby giving them the ability to offer more treatment options for patients. Our laser systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. The Waterlase and Diode systems cut soft tissue more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. We have FDA clearance for treatment indications for use that comprise our REPAIR Perio and REPAIR Implant, our proprietary periodontal protocols for subgingival calculus removal and debridement of root surfaces and implant surfaces using the Waterlase system and patented Radial Firing Perio Tips. This is a minimally invasive treatment for moderate to advanced gum and peri-implant diseases, which are among the leading causes of dental health conditions for adults over age 35 and conditions that impact more than half of Americans over the age of 55. In addition, our Epic system can be used to quickly perform in-office teeth whitening with our proprietary whitening gel and to provide temporary pain relief. The 3Shape Trios and Galaxy BioMill System allow for same-day crowns.

•

Increased loyalty and expanded patient base.    We believe the improved patient comfort and convenience offered by our laser systems, the reduction in chair time and radiation exposure of our digital imaging systems, and the benefits of in-office, chair-side milling helps improve patient retention rates, attract new patients, and increase revenue per patient, demand for elective procedures, acceptance of treatment plans, and word-of-mouth referrals.

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
•

Broader range of available procedures.    Due to the comfort and convenience of procedures utilizing our Waterlase system, patients may be more likely to consider cosmetic and other elective procedures resulting in better smiles and oral health. Our Waterlase system received expanded clearance from the FDA for dermatological, aesthetic, and general surgery uses, as well as dental procedures.  Since digital images are displayed on computer monitors, doctors can make treatment planning a more personal experience for patients. Further, the Galaxy BioMill System offers patients the convenience of same-day crowns. We believe that these factors will lead to greater patient case acceptance.

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

•

Strengthening sales and distribution capabilities.    In the U.S. and Canada, we primarily distribute our products directly to dental practitioners via our field sales force. During 2016, we augmented our field sales force efforts with outbound, phone-based sales support initiatives. These initiatives are driven from our corporate headquarters and are comprised of sales representatives and lead generators working in partnership with the field sales team to maximize effectiveness in engaging and servicing customers. In addition to our field sales force in North America, we also use various independent distributors to sell and support our products throughout Europe, the Middle East, Latin America, and Asia-Pacific regions. We plan to continue to build out the infrastructure to support our customers and to drive revenue and profit growth, both domestically and internationally. This includes expanding our sales presence with respect to the rapidly growing group practices, group purchasing organizations, and government channels.

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

•

Expanding our product portfolio to dental practitioners.    By combining our Waterlase and Epic laser systems with select, in-line digital imaging, intra-oral scanners, CAD/CAM design, and chairside milling products, dental offices can accurately and timely address unmet patient needs with convenience. We plan to continue to evaluate how to optimize the manner in which we market and sell additional products to supplement our core Waterlase and Epic franchises.

•

Creating value through innovation and leveraging existing technologies into adjacent medical applications.    We plan to expand our product line and clinical applications by developing enhancements and transformational innovations, including new clinical solutions for dental applications and for other adjacent medical applications. In particular, we believe that our existing technologies can provide significant improvements over existing standards of care in fields, including ophthalmology, otolaryngology, orthopedics, podiatry, pain management, aesthetics/dermatology, veterinary, and consumer products. We plan to continue to explore potential collaborations to bring our proprietary laser technologies with expanded FDA-cleared indications for other medical applications in the future.  In addition, we may acquire complementary products and technologies. We also aim to increase our consumables revenue by selling more single-use accessories used by dental practitioners when performing procedures using our dental laser systems.

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

Marketing and Sales

Marketing

We market our laser systems worldwide. Our marketing efforts are focused on increasing brand awareness and demand for BIOLASE laser solutions among dental practitioners. We also continue to test methods to increase awareness of our brands’ benefits by marketing directly to patients.

Dental Practitioners.    We market our laser systems to dental practitioners through regional, national, and international educational events, seminars, industry tradeshows, trade publications, the internet, field sales forces (in North America and Canada), and agents and distributors.  We also use brochures, direct mail, public relations, social media, and other promotional tools and materials.

Our primary marketing message to dental practitioners focuses on the ability of BIOLASE lasers to resolve dental challenges and deliver improved cash flow and return on investment (“ROI”), which can be realized with improved patient-reported outcomes. In 2015, we revamped our clinical and practical educational events for prospective laser dentists to include practice management and ROI information.  In 2014, we introduced the Journal of Laser-Assisted Dentistry as a platform to provide education and research to users. In 2010, we introduced the BIOLASE Store for online purchase of laser systems, consumables, accessories, and service contracts in North America. In 2002, we founded the World Clinical Laser Institute (the “WCLI”) to formalize our efforts to educate and train dental practitioners in laser dentistry. We believe that, as the community of BIOLASE dental practitioners expands, the WCLI will continue to deliver fresh, exciting laser educational opportunities utilizing the latest in learning methodologies and platforms.  The WCLI conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers, and academicians, including one, two, and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry. In addition, we have developed relationships with research institutions, dental schools, and dental laboratories that use our products for clinical research and in-clinical training. We believe these relationships will increase awareness of and demand for our products.

Patients.    We plan to continue to test ways to effectively market the benefits of our laser systems directly to patients through marketing and advertising programs, including the internet, search engine optimization, social media, print and broadcast media, and point-of-sale materials in dental practitioners’ offices. We believe that making patients aware of our laser systems and their benefits will motivate them to request from dental practitioners laser procedures and their outcomes thereby increasing demand for our brands. We can be found online at biolase.com, and on Facebook, Twitter, LinkedIn, Instagram, and YouTube. Unless specifically stated otherwise, none of the information contained on any of these sites online is incorporated in this Form 10-K by reference.

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

The following table summarizes our net revenues by category for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Years Ended December 31,
	2016		2015		2014
Laser systems	$35,150	67.9%	$32,691	67.5%	$29,490	61.9%
Imaging systems	3,066	5.9%	2,237	4.6%	4,286	9.0%
Consumables and other	6,906	13.3%	6,877	14.2%	6,524	13.7%
Services revenue	6,539	12.6%	6,465	13.3%	7,211	15.1%
Products and services revenue	51,661	99.7%	48,270	99.6%	47,511	99.7%
License fees and royalties	149	0.3%	205	0.4%	145	0.3%
Net revenue	$51,810	100.0%	$48,475	100.0%	$47,656	100.0%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$33,385	$29,433	$29,848
International	18,425	19,042	17,808
	$51,810	$48,475	$47,656

International revenue accounts for a significant portion of our total revenue and accounted for approximately 36%, 39%, and 37% of our net revenue in 2016, 2015, and 2014, respectively. No individual country outside the United States represented more than 10% of our net revenue during the years ended December 31, 2016, 2015, and 2014.

For financial information about our long-lived assets, see Note 2 and Note 9 to the Notes to the Consolidated Financial Statements — Summary of Significant Accounting Policies and — Segment Information.

North American Sales.     In the United States and Canada, we primarily sell our products directly to dental practitioners utilizing a field sales force consisting of laser sales representatives and regional managers. We also have an in-house sales force, which is located at our corporate headquarters and is comprised of sales representatives and lead generators who work in partnership with the field sales team to maximize sales by leveraging the existing installed customer base.

International Sales.    Our distributors purchase laser systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final and we can terminate our arrangements with dealers, agents, and distributors for cause or non-performance. We have granted certain distributors the right to be our exclusive distributor in select territories. These distributors are generally required to satisfy certain minimum purchase requirements to maintain their exclusivity. We have sold our products directly to end users in Germany since 2011 and directly to end users in India and neighboring countries since 2012.

Customer Concentration.    We sell our products through our field sales force, agents, and distributors. For the years ended December 31, 2016, 2015, and 2014, sales to our largest distributor worldwide accounted for approximately 4%, 3%, and 6%, respectively, of our net revenue.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our engineering and product development group consists of 20 individuals with medical device and laser development experience, including two Ph.Ds. During the years ended December 31, 2016, 2015, and 2014, our engineering and product development expenses totaled approximately $7.8 million, $7.3 million, and $4.6 million, respectively. Our current engineering and product development activities are focused on developing new product platforms, improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with new and improved protocols or procedures that are less painful and have clinically superior results. Some examples of the improvements we are pursuing for our laser systems include faster cutting speed, improved ease of use, less need for anesthesia, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems. Our engineering and product development activities encompass both fundamental and applied fields. We seek to improve methods to perform clinical procedures through the use of new laser wavelengths, laser operation modes and accessories.

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

To further our development efforts, we have entered into a development and distribution agreement with IPG.  The development and distribution agreement between the Company and IPG covers several projects in various stages of development, with the expectation that these projects will culminate in commercialized joint dental laser products, accessories, or integral system components. The parties will collaborate in the design and development of these new products and applications, with each party contributing its technological expertise, know-how, and development resources. We will be responsible for U.S. and international registrations of all dental products resulting from the agreement, and we will have exclusive worldwide commercial distribution rights for certain products over a multi-year initial term after completion of development.

Intellectual Property and Proprietary Rights

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2016, we had approximately 230 issued patents and 85 pending patent applications in the United States, Europe and other countries. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: 4 in 2017, 21 in 2018, and 3 in 2019, with the majority having expiration dates ranging from 2025 to 2038. With approximately 85 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business, financial condition, or results of operations.

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

Government Regulations

FDA and Related Regulatory Requirements

Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval, or PMA, before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.

Our products currently marketed in the United States are marketed pursuant to 510(k) pre-marketing clearances and are either Class I, Class II, or Class III devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device (referred to as “predicate device”). As a result, FDA clearance requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture, or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties. The FDA is currently reviewing its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) submission for modifications or changes to a previously cleared device. The FDA is expected to issue revised guidance to assist device manufacturers in making this determination. It is unclear whether the FDA’s approach in this new guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) clearance is required for changes or modifications to existing devices.

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed current good manufacturing practice (or cGMP) requirements, as set forth in the QSR, which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals, and criminal prosecutions. We believe that our design, manufacturing, and quality control procedures are in compliance with the FDA’s regulatory requirements.

We must also comply with post-market surveillance regulations, including medical device reporting requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which any of our products has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission (“FTC”) and by state regulatory and enforcement authorities. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Promotional activities for FDA-regulated products of other companies have also been the subject of enforcement actions brought under health care reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an uncleared or unapproved use, the FDA could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, an injunction, a seizure, a civil fine, or criminal penalties. In that event, our reputation could be damaged and adoption of the products could be impaired.

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

Foreign Regulation

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of our medical devices in Europe is through the CE mark process. Where appropriate, our products are CE marked to the European Union’s Medical Device Directive. Under the CE marketing scheme, our products are classified as either Class I, Class II or Class III.

Medical devices marketed in the EU must meet all proper regulatory requirements and bear the “CE Mark” (“CE”).  Existing in its present form since 1985, the CE marking indicates that the manufacturer or importer claims compliance with the relevant EU legislation applicable to a product, regardless of where manufactured. By affixing the CE marking on a product, a manufacturer is declaring, at its sole responsibility, conformity with all of the legal requirements to achieve CE marking which allows free movement and sale of the product throughout the European Economic Area (the “EEA”).

For example, most electrical products must comply with the Low Voltage Directive and the EMC Directive. The marking does not indicate EEA manufacture or that a product has been approved as safe by the EU or by another authority. The EU requirements may include safety, health, and environmental protection, and, if stipulated in any EU product legislation, assessment by a Notified Body or manufacture according to a certified production quality system. The CE marking also indicates that the product complies with directives in relation to Electro Magnetic Compatibility, meaning the device will work as intended, without interfering with the use or function of any other device.

Not all products need CE marking to be traded in the EEA; only product categories subject to relevant directives or regulations are required (and allowed) to bear CE marking. Most CE-marked products can be placed on the market subject to an internal production control by the manufacturer with no independent check of the conformity of the product with EU legislation; ANEC has cautioned that, amongst other things, CE marking cannot be considered a “safety mark” for consumers.

In addition, CE marking is a self-certification scheme. Retailers sometimes refer to products as “CE approved”, but the mark does not actually signify approval. Certain categories of products require type-testing by an independent body to ensure conformity with relevant technical standards, but CE marking in itself does not certify that this has been done.

We are ISO 13485 (Medical devices - Quality management systems - Requirements for regulatory purposes) Certified. We have received and are authorized for CE Marking for our Waterlase and Diode laser systems. In addition, hawse have attained the proper licensing for Waterlase and Diode laser systems for sale in Canada, meeting the CMDR (Canadian Medical Device Regulation) as part of the ISO certification process

Other U.S. Regulation

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

Health Care Fraud and Abuse

As a medical device manufacturer, our operations and interactions with health care providers, including dentists, are subject to extensive laws and regulations imposed at the federal, state, and local level in the U.S., including, but not limited to, those discussed in this Form 10-K.  In the U.S., there are federal and state anti-kickback statutes that generally prohibit the payment or receipt of kickbacks, bribes, or other remuneration in exchange for the referral of patients or other health-related business. For example, the federal Anti-Kickback Statute is a criminal statute that prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any bribe, kickback, or other remuneration intended to induce a referral for the furnishing of, or the purchase, order, or recommendation of, any item or service reimbursable under the Federal health care programs (“FHCPs”), including Medicare, Medicaid, and TRICARE. Recognizing that the federal Anti-Kickback Statute is broad and potentially applicable to many commonplace arrangements, the U.S. Congress and the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”) have created statutory “exceptions” and regulatory “safe harbors” to the federal Anti-Kickback Statute. Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, certain payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements with health care providers, assuming all elements of the relevant exception/safe harbor have been satisfied. Although an arrangement that fits squarely into one or more of these exceptions or safe harbors generally will not be subject to prosecution, OIG has also cautioned in various contexts that even where each component of an arrangement has been structured to satisfy a safe harbor, the components, as part of an overall arrangement, may still violate the federal Anti-Kickback Statute. However, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the federal Anti-Kickback Statute.  Rather, OIG and/or other government enforcement authorities will examine the facts and circumstances relevant to the specific arrangement to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law constitute a felony offense punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $73,588 per violation (as adjusted for annual inflation) and three times the amount of the unlawful remuneration, and exclusion from Medicare, Medicaid, and other FHCPs. Exclusion of a manufacturer, like us, would preclude any FHCP from paying for the manufacturer’s products. In addition, pursuant to the changes made by the Affordable Care Act, a claim resulting from a violation of the federal Anti-Kickback Statute may serve as the basis for a false claim under the federal Civil False Claims Act. Many states also have their own laws that parallel and implicate anti-kickback restrictions, but may apply regardless of whether any FHCP business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with dental and medical providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, physicians, dentists, and others in a position to purchase or recommend our products.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity that knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the government, including FHCPs. Some suits filed under the Civil False Claims Act can be brought by a “whistleblower” or a “relator” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims. A violation of the Civil False Claims Act could result in fines of up to $21,653 (as adjusted for annual inflation) for each false claim, plus up to three times the amount of damages sustained by the government. A Civil False Claims Act violation may also provide the basis for the imposition of administrative penalties and exclusion from participation in FHCPs. In addition to the Civil False Claims Act, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government, or improperly retained funds received which were not due. Moreover, a number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance.

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

The federal physician self-referral prohibition (“Stark Law”) is a strict liability statute, which, in the absence of a statutory or regulatory exception, prohibits: (i) the referral of Medicare and Medicaid patients by a physician to an entity for the provision of designated health care services if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and (ii) the submission of a bill to Medicare or Medicaid for services rendered pursuant to a prohibited referral.  Penalties for violations of the Stark Law include denial of payment for the service, required refund of payments received pursuant to the prohibited referral, and civil monetary penalties for knowing violations of up to $23,863 per claim (as adjusted for annual inflation), up to $159,089 for circumvention schemes, and up to $10,874 per day for failing to report information concerning the entity’s ownership, investment, and compensation arrangements upon HHS’ request.  Stark Law violations also may lead to False Claims Act liability and possible exclusion from FHCPs.

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

Failure to comply with HIPAA may result in civil and criminal penalties.  Civil penalties for a single violation of the regulations occurring on or after February 18, 2009 range from $110 to more than $55,000 per violation, with a maximum penalty of $1,650,300 per year for violations of an identical provision of the regulations. Criminal penalties of up to $250,000 and imprisonment may also be imposed for certain knowing violations of HIPAA. We may be required to make costly system modifications, which may restrict our business operations, to comply with HIPAA, to the extent we act as a business associate. Our failure to comply may result in liability and adversely affect our business, financial condition, and results of operations.

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

Employees

At December 31, 2016, the Company employed approximately 225 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the meeting of our board of directors (our “Board”), which follows the annual meeting of stockholders, and at other Board meetings, as appropriate.

At March 10, 2017, the executive officers of the Company were as follows:

Name	Age	Position
Harold C. Flynn, Jr.	51	President and Chief Executive Officer
Brendan H. O'Connell	40	Vice President of Finance and Corporate Controller
Dmitri Boutoussov, Ph.D.	53	Vice President of Research and Development
Michael Roux	49	Vice President of Marketing
Richard R. Whipp	64	Vice President of Operations
Joseph Rotino	64	Vice President of Quality and Regulatory Affairs

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

Michael Roux joined BIOLASE in April 2016 as the Vice President of Marketing. Before joining BIOLASE, Mr. Roux served as Vice President of Product Management with Patient Safety Technologies (acquired by Stryker Corporation in 2014), a manufacturer of the SurgiCount Safety-Sponge system, where Mr. Roux oversaw Stryker’s SurgiCount product offerings for retained surgical sponge prevention, as well as expansion into additional patient safety product and software solutions, from March 2013 to April 2016. From 2009 to 2013, Mr. Roux was Global Product Director for the respiratory care division for Hill-Rom Holdings, Inc., a global medical technology company. Prior to Hill-Rom Holdings, Inc., Mr. Roux was with 3M Company for 19 years, holding positions of increasing responsibility within product engineering, six-sigma, global product marketing leadership and business development. Mr. Roux earned his Master of Business Administration degree from the University of St. Thomas in Saint Paul, Minnesota and holds a Bachelor of Science degree in Industrial Engineering from the University of Minnesota.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, ComfortPulse®, Waterlase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of BIOLASE, and Diolase™, HydroPhotonics™, LaserPal™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™ , Comfortprep™ , Rapidprep™ , Bondprep™ , Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Laser™, Epic™, Epic Pro™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, Waterlase MDX™, Total Technology Solution™, Geyserlaser™, Geyser™, eplus™, elase™, and Galaxy BioMill™ are trademarks of BIOLASE. All other product and company names are registered trademarks or trademarks of their respective owners.

Item 1A.    Risk Factors

Investing in our securities involves a high degree of risk.  You should carefully consider the following risk factors together with all of the other information included in this Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently consider to be immaterial could also adversely affect us. If any of the following risks come to fruition, our business, financial condition, results of operations, cash flows, and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Operations

Although our financial statements have been prepared on a going concern basis, our management and independent auditors in their report accompanying our consolidated financial statements for the year ended December 31, 2016, believe that our recurring losses from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of December 31, 2016.

Our audited financial statements for the fiscal year ended December 31, 2016 were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business, thus our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Our recurring losses, negative cash flow, potential need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operation or raise additional funds when needed.  We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses.  If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

We have experienced net losses for each of the past three years and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $178.3 million at December 31, 2016. We recorded net losses of approximately $15.4 million, $20.3 million, and $18.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on exclusive and non-exclusive third-party distributors for a portion of our sales in North America and a majority of our sales in countries outside of the U.S. and Canada. For the fiscal years ended December 31, 2016, 2015, and 2014, revenue from distributors accounted for approximately 30%, 34%, and 30% of our total net revenue, respectively. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products, and we face significant challenges and risks in expanding, training, and managing our third-party distributors, particularly given that their geographically dispersed operations. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and could have a material adverse effect on our business, financial condition, and results of operations.

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

Section 382 of the Internal Revenue Code of 1986 (“IRC”) generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by IRC Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Given our continued generation of losses since the completion of 2006 study, we have not updated the study.  However, we plan to update the study if we expect to utilize net operating loss carryforwards in any future year.   If we experience an ownership change as defined in IRC Section 382, utilization of the net operating loss carryforwards, research and development credit carryforwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. Any limitation may result in the expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.   If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits which could have a material adverse effect on our business, financial condition, and results of operations.

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

International sales comprise a significant portion of our net revenue and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2016, 2015, and 2014, international sales accounted for approximately 36%, 39%, and 37% of our net revenue, respectively. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks which could have a material adverse effect on our business, financial condition, and results of operations, including among others:

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

In addition, an acquisition could cause us to incur debt or issue shares, resulting in dilution to existing stockholders. We could also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance, and product liabilities that we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, financial condition, and results of operations.

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

Changes in health care regulations in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. For example, in 2010, President Obama signed the Affordable Care Act into law, which included various reforms impacting Medicare coverage and reimbursement, including revision to prospective payment systems, any of which could adversely impact any Medicare reimbursements received by our end-user customers. New legislation may be enacted as President Trump and Congress consider further reform. In addition, as a result of the focus on health care reform, there is risk that Congress could implement changes in laws and regulations governing health care service providers, including measures to control costs, and reductions in reimbursement levels. We cannot be sure that government or private third-party payers will cover and reimburse the procedures using our products, in whole or in part, in the future, or that payment rates will be adequate. If providers cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, our business, results of operations, and financial condition could suffer.

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

The liquidity and trading volume of our common stock has at times been low in the past and could again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our shares, our ability to issue stock and our stockholders’ ability to obtain liquidity in their shares. The issuance of common stock by us in 2013, 2014 and 2016 involved a significant issuance of stock to a limited number of investors, significantly increasing the concentration of our share ownership in a few holders.

Three of our stockholders beneficially own approximately 53% of our outstanding common stock, in the aggregate, as of January 31, 2017, as determined based on a review of their reports on Schedule 13D/A and Schedule 13G/A. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

Our stock price has been, and could continue to be, volatile.

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

You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding warrants and outstanding options issued as compensation for services performed by employees, directors, consultants, and others, future sales of our equity, or the grant of future equity-based awards. As of December 31, 2016, an aggregate of 15,550,000 shares of common stock were reserved for future issuance under our equity incentive plan, 6,611,563 of which were subject to options outstanding as of that date at a weighted-average exercise price of $2.06 per share. In addition, as of December 31, 2016, 11,406,260 shares of our common stock were subject to warrants at a weighted-average exercise price of $3.64 per share. Of the 6,611,563 stock options outstanding at December 31, 2016, 3,352,355 stock options were vested and exercisable. To the extent that outstanding warrants or options are exercised, our existing stockholders could experience dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our stockholders’ interests in the Company. During 2016, we sold approximately 0.9 million shares of common stock in private placements with gross proceeds totaling approximately $10.0 million. We did not complete any private placements during 2015. During 2014, we sold approximately 22.4 million shares of common stock in private placements with gross proceeds totaling approximately $52.0 million. During 2013, we sold approximately 2.7 million shares of common stock in a private placement with gross proceeds totaling approximately $5.0 million, and sold 340,000 shares of common stock through for gross proceeds totaling approximately $612,000. Our Board declared a 0.5% stock dividend in the first quarter of 2014 and each of the four quarters in 2013, which resulted in the issuance of 193,032 shares and 667,342 shares in 2014 and 2013, respectively.

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

On November 10, 2015, we entered into Standstill Agreements with certain stockholders, and on August 1, 2016, we amended the Standstill Agreements.  As amended, the Standstill Agreements restrict certain stockholders from (i) purchasing or acquiring any shares of BIOLASE common stock if such a purchase would result in aggregate beneficial ownership in excess of 30% of the issued and outstanding shares of BIOLASE common stock and (ii) selling, transferring or otherwise conveying shares of BIOLASE common stock (or warrants or other rights to acquire shares of BIOLASE common stock) to anyone who would immediately thereafter beneficially own shares in excess of 20% of the issued and outstanding shares of BIOLASE common stock, as a result of such transfer and other transfers from third parties.  These Standstill Agreements may discourage, delay, or prevent a change in control of the Company.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2016, we owned or leased a total of approximately 74,000 square feet of space worldwide. We lease our corporate headquarters and manufacturing facility which consists of approximately 57,000 square feet in Irvine, California. Our lease expires on April 30, 2020.  We also own a 12,000 square foot manufacturing and administrative facility in Floss, Germany. See Note 3 to the Notes to the Consolidated Financial Statements — Supplementary Balance Sheet Information — Property, Plant, and Equipment, Net.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board (the “Patent Board”).  On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Patent Board.  On July 1, 2014, the Patent Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  On July 1, 2015, the Patent Board issued a decision that was generally favorable to the Company.   On July 31, 2015, CAO requested a rehearing of the decision.  On November 27, 2015, the Patent Board issued its decision regarding CAO’s request for rehearing, partially granting CAO’s request.  On January 27, 2016, CAO filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit for review of the Patent Board’s decision dated July 1, 2015 and the Patent Board’s decision regarding CAO’s request for rehearing. CAO filed its opening appeal brief on June 1, 2016 and BIOLASE filed its responsive brief on July 25, 2016. CAO filed its reply brief on August 11, 2016.  Oral argument before the Federal Circuit was held on January 11, 2017 and, on January 27, 2017, an order was entered by the Federal Circuit affirming all of the Patent Board’s findings. On February 9, 2017, the parties jointly filed a document with the Court in the Utah litigation notifying it of the Federal Circuit’s decision and requesting that the stay remain in place until a reexamination certificate issues. The reexamination certificate is expected to issue in the next few months.

Other Litigation

On February 24, 2016, a purported class action lawsuit entitled Dr. Charles Shulruff v. Biolase, Inc., Case No. 1:16-cv-02533, was filed in the United States District Court for the Northern District of Illinois.  The case alleged that the Company violated the federal Telephone Consumer Protection Act (TCPA) and other related Illinois state statutes, by sending unsolicited marketing communications via fax machine to a Chicago dentist, Dr. Shulruff.  The plaintiff and his counsel sought to certify a nation-wide class of comprised of other dentists who received the same or similar faxes from BIOLASE.  BIOLASE responded to the case on April 14, 2016 and denied liability on all claims.  BIOLASE also denied that class certification was appropriate.  After initial document discovery and fact gathering, BIOLASE filed a petition with the Federal Communications Commission (“FCC”) for “retroactive waiver” of some of the TCPA violations alleged by Shulruff.  The FCC granted the petition, which significantly weakened plaintiff’s case.  BIOLASE then demonstrated to plaintiff’s counsel the individualized nature of the fax messages at issue, arguing that class certification was highly unlikely from the data.  Based on these events, BIOLASE and Dr. Shulruff entered into a nominal settlement agreement, and in December 2016 Dr. Shulruff dismissed his claims with prejudice.  The potential class action claims were dismissed without prejudice, and BIOLASE is unaware of any remaining viable class allegations on these facts.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BIOL.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$1.60	$0.75	$2.73	$1.90
Second Quarter	$1.44	$1.00	$2.61	$1.39
Third Quarter	$1.93	$0.93	$1.76	$0.89
Fourth Quarter	$1.84	$1.28	$1.08	$0.62

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of March 6, 2017, the closing price of our common stock on the NASDAQ Capital Market was $1.36 per share, and the number of stockholders of record was approximately 180. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, we do not anticipate paying any stock dividends in 2017. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any dividends in 2015 or 2016.

In August 2016, we completed a private placement with several institutional and individual investors, and certain of our directors and officers. Gross proceeds from the sale were $10.0 million. In accordance with applicable accounting standards, this transaction resulted in a discount from allocation of proceeds to separable instruments of $1.1 million and a beneficial conversion to common stock with a value of $1.1 million, both of which have been reflected as a deemed distribution to preferred shareholders in the year ended December 31, 2016. Further discussion of this transaction is discussed in Note 7 – Stockholders’ Equity.

Equity Compensation Plan Information

The information set forth under the caption “Equity Compensation Plan Information” in the definitive proxy statement (the “Proxy Statement”) to be filed in connection with our 2017 Annual Meeting of Stockholders, is incorporated by reference herein.

Item 6.    Selected Financial Data

None

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 230 issued and 85 pending U.S. and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2016, we sold approximately 33,600 laser systems in over 90 countries around the world. Contained in this total are over 11,800 Waterlase systems, including approximately 7,800 Waterlase MD and iPlus systems.

2016 was a year of ongoing transformation at BIOLASE. Consistent with our goal to focus our energies on strengthening our leadership, and worldwide competitiveness and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team, including a Vice President and Managing Director for Europe, the Middle East and Africa to lead our sales in that region, a Vice President of Clinical and Dental Affairs and Chief Dental Officer to lead our educational dental and clinical matters, and a Vice President of Marketing to lead our marketing efforts. We have also added a new Vice President of Human Resources at our headquarters in Irvine, California to support our key initiatives. With a solid senior management team, we believe we are better suited to achieve our goals of strengthening our worldwide market presence, sales, and competitiveness. On March 1, 2017, we announced the appointment of a new Senior Vice President and Chief Financial Officer, with significant leadership and technical experience in finance and business management from both public and private companies, who will be joining our leadership team effective March 27, 2017.

In August 2016, we completed a private placement with several institutional and individual investors, and certain of our directors and officers. Gross proceeds from the sale were $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million.

In January 2017, we received FDA clearance and launched Epic Pro, a powerful and innovative dental diode laser system, making it available for sale in the U.S., as well as in select countries in Europe, the Middle East and Asia. The Epic Pro, which offers more power than most diode lasers in dentistry, is the first product to be introduced resulting from our strategic development agreement with IPG. The newest addition to the Epic family of dental soft-tissue lasers, Epic Pro features several new innovations, such as a new super pulse technology for more precise, enhanced laser tissue cutting; real-time automatic power control to enhance speed and consistency when performing surgery; and pre-initiated, bendable, disposable tips with new smart tip technology to ensure tip performance and quality. The Epic Pro laser system has FDA clearance for dental and surgical operations, intended for use in contact and non-contact techniques for incision, excision, vaporization, ablation, hemostasis, or coagulation of intraoral and extra-oral soft tissue (including marginal and interdental gingiva and epithelial lining of free gingiva).

In February 2017, we launched the fifth-generation Waterlase Express all-tissue laser system. Waterlase Express represents the newest addition to our Waterlase portfolio of Er,Cr:YSGG all-tissue lasers. Waterlase Express was exhibited at the Chicago Dental Society’s Mid-Winter meeting in February 2017. Designed for easy and intuitive operation, integrated learning, and portability, Waterlase Express is our next-generation Waterlase system. Waterlase Express has regulatory clearance for commercial distribution from the FDA, and is available for sale to dentists in the U.S. as well as select international markets in Europe, the Middle East and Asia.

In summary, 2016 was a year of continued transformation for BIOLASE, positioning the Company in executing on our strategic goals of returning BIOLASE to a successful growing company that offers multiple new products each year and re-establishes itself as the clear worldwide industry leader in the dental laser segment.  Although we have made improvements throughout the year, it will take time for the financial statements to reflect the changes and as such, for the three years ended December 31, 2016 we have reported recurring losses from operations and have not generated cash from operations. Our level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. As a result, the opinion we have received from our independent registered public accounting firm, on our consolidated financial statements, contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

For sales transactions involving used laser trade-ins, we record the purchased trade-ins as inventory at the fair value of the asset surrendered with the offset to accounts receivable. In determining the estimated fair value of used laser trade-ins, we make an assessment of usable parts and key components and consider the ultimate resale value of the certified pre-owned (or “CPO”) laser with applicable margins. We sell these CPO laser trade-ins as refurbished lasers. Trade-in rights are not established or negotiated with customers during the initial sales transaction of the original lasers. Trade-in rights are promotional events used at our discretion to encourage existing laser customers to purchase new lasers. A customer is not required to trade in a laser nor are we required to accept a trade-in. However, the promotional value offered in exchange for the trade-in laser is not offered without a laser trade-in. The transaction is treated as a monetary transaction as each sale transaction involving a customer trade-in includes significant boot of greater than 25% of the fair value of the exchange. As a monetary transaction, the sale is recognized following our laser system revenue recognition policy. There have been no sales transactions in which the cash consideration was less than 25% of the total transaction value.

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

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not subject to amortization but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2016 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost.    We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. For the years ended December 31, 2016, 2015, and 2014 laser systems sold domestically were covered by our warranty for a period of up to two years from the date of sale by us or the distributor to the end-user.  Laser systems sold internationally were covered by our warranty for a period of up to 28 months from the date of sale to the international distributor.  Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We offer extended warranties on certain imaging products. However, all imaging products are initially covered by the manufacturer’s warranties.

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

Income Taxes.    Based upon our operating losses during 2016, 2015, and 2014 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2016 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $54.3 million and $49.5 million as of December 31, 2016 and 2015, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligation and accrued liabilities, approximate fair value because of the liquid or short-term nature of these items.

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

Convertible Preferred Stock and Warrant Transaction

On August 8, 2016, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 88,494 shares of our preferred stock and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of our common stock at an exercise price of $2.00 per share. Each share of preferred stock was automatically upon receipt of stockholder approval convertible into 100 shares of common stock, reflecting a conversion price equal to $1.13 per share, which was the closing price of the common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, we held a meeting of our stockholders and received requisite stockholder approval with respect to the issuance of 8,849,400 shares of common stock upon automatic conversion of the preferred stock and the issuance of our common stock related to exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were approximately $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million. The warrants became exercisable on February 8, 2017, six months after the closing of the private placement, and have a term of five years from the date of issuance. We are using the proceeds of the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, we filed a registration statement on Form S-3 with the SEC, which was declared effective on November 3, 2016. In accordance with applicable accounting standards, the $10.0 million gross proceeds from sale were allocated to the convertible preferred stock and warrants in the amount of $8.9 million and $1.1 million, respectively. The allocation was based on the relative fair values of the underlying common stock and warrants as of the commitment date, with the fair value of the warrants determined using a Black Scholes model. This transaction resulted in a discount from allocation of proceeds to separable instruments of $1.1 million and a beneficial conversion to common stock with a value of $1.1 million, which has been reflected as a deemed distribution to preferred shareholders in the year ended December 31, 2016.

Results of Operations

The following table sets forth certain data from our operating results for each of the years ended December 31, 2016, 2015, and 2014, expressed as percentages of revenue:

	Years Ended December 31,
	2016	2015	2014
Products and services	99.7%	99.6%	99.7%
License fees and royalty	0.3	0.4	0.3
Net revenue	100.0	100.0	100.0
Cost of revenue	60.8	67.1	61.9
Gross profit	39.2	32.9	38.1
Operating expenses:
Sales and marketing	32.8	38.6	34.4
General and administrative	20.2	21.2	31.2
Engineering and development	15.1	15.0	9.6
Excise tax	—	0.7	0.6
Patent infringement legal settlement	—	(1.5)	—
Total operating expenses	68.1	74.0	75.8
Loss from operations	(28.9)	(41.1)	(37.7)
Non-operating loss, net	(0.5)	(0.4)	(1.8)
Loss before income taxes	(29.4)	(41.5)	(39.5)
Income tax provision	0.3	0.4	0.2
Net loss	(29.7)%	(41.9)%	(39.7)%

The following table summarizes our net revenues by category for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Years Ended December 31,
	2016		2015		2014
Laser systems	$35,150	67.9%	$32,691	67.5%	$29,490	61.9%
Imaging systems	3,066	5.9%	2,237	4.6%	4,286	9.0%
Consumables and other	6,906	13.3%	6,877	14.2%	6,524	13.7%
Services	6,539	12.6%	6,465	13.3%	7,211	15.1%
Total products and services	51,661	99.7%	48,270	99.6%	47,511	99.7%
License fees and royalty	149	0.3%	205	0.4%	145	0.3%
Net revenue	$51,810	100.0%	$48,475	100.0%	$47,656	100.0%

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

Non-GAAP Net Loss. Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, and other non-cash compensation) in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business.

Non-GAAP net loss for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
GAAP net loss attributable to common stockholders	$(17,555)	$(20,278)	$(18,926)
Deemed dividend on convertible preferred stock	2,184	—	—
GAAP net loss	$(15,371)	$(20,278)	$(18,926)
Adjustments:
Interest (income) expense, net	(74)	(74)	458
Income tax provision	151	178	112
Depreciation and amortization	1,048	880	696
Stock-based and other non-cash compensation	3,065	3,350	1,356
Non-GAAP net loss	$(11,181)	$(15,944)	$(16,304)

Comparison of Results of Operations

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Net Revenue.    Net revenue for the year ended December 31, 2016 (“Fiscal 2016”) was $51.8 million, an increase of $3.3 million, or 7%, as compared with net revenue of $48.5 million for the year ended December 31, 2015 (“Fiscal 2015”).  Domestic revenues were $33.4 million, or 64% of net revenue, for Fiscal 2016 compared to $29.5 million, or 61% of net revenue, for Fiscal 2015. International revenues for Fiscal 2016 were $18.4 million, or 36% of net revenue, compared to $19.0 million, or 39% of net revenue for Fiscal 2015. The increase in period-over-period net revenue resulted from increases in domestic laser system revenue, imaging systems revenue, consumables and other revenue, and services revenue, partially offset by decreases in international laser systems revenue, imaging systems revenue, consumables and other revenue, services revenue, and domestic license and royalties revenue. Our goal has been to refocus on strengthening our leadership position in dental markets worldwide through increased focus on our professional customers and their patients. We have strengthened our management team with new key personnel and invested in our sales resources both domestically and internationally.

Laser system net revenues increased by approximately $2.5 million, or 8%, in Fiscal 2016 compared to Fiscal 2015. As expected, we experienced an improvement in the sales of our core laser products during Fiscal 2016 as compared with the prior year.  In 2016, we continued to realize some of the changes to our sales cycle that were implemented late in 2015.

Imaging system net revenue increased by approximately $0.8 million, or 37%, in Fiscal 2016 compared to Fiscal 2015.  This increase was due to increased overall interest in the market in intra-oral scanning devices, and our favorable positioning as a distributor.

Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, increased approximately $29,000, or 0.4%, in Fiscal 2016, as compared to Fiscal 2015. The slight increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

Services net revenue, which consists primarily of extended warranty service contracts and advanced training programs, increased by approximately $74,000, or 1%, in Fiscal 2016, as compared to Fiscal 2015. The slight increase in services revenue was primarily a result of our growing laser customer base.

License fees and royalty revenue decreased by approximately $56,000, or 27%, to approximately $149,000 in Fiscal 2016 compared to $205,000 in Fiscal 2015. License fees and royalty revenues are associated with intellectual property related to our laser technologies.  The decrease was primarily due to the settlement of the Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC intellectual property litigation (the “Fotona Litigation”) from Fiscal 2015.  We anticipate license fees and royalty revenue to be consistent with Fiscal 2016 for the year ending December 31, 2017 (“Fiscal 2017”).

Cost of Revenue.    Cost of revenue in Fiscal 2016 decreased by $1.0 million, or 3%, to $31.5 million, or 61% of net revenue, compared with cost of revenue of $32.5 million, or 67% of net revenue, in Fiscal 2015.  The decrease in cost of revenue was mainly attributable to the increased concentration of domestic sales that typically have higher margins than our international sales and reduced warranty expenses from quality improvements.

Gross Profit.    Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for Fiscal 2016 was $20.3 million, or 39% of net revenue, an increase of approximately $4.3 million, or 27%, as compared with gross profit of $16.0 million, or 33% of net revenue, for Fiscal 2015. Improvements in gross profit reflect a larger concentration of domestic laser sales, specifically the Waterlase iPlus, which typically have higher product margins than our international sales due to higher pricing.

Operating Expenses.    Operating expenses for Fiscal 2016 were $35.3 million, or 68% of net revenue, a decrease of approximately $595,000, or 2%, as compared with $35.9 million, or 74% of net revenue, for Fiscal 2015. The year-over-year decrease in expense is primarily due to a $1.1 million decrease in payroll-related expenses. See the following expense categories for further explanations. We expect that operating expenses as a percentage of net revenue for Fiscal 2017 will decrease from Fiscal 2016.

Sales and Marketing Expense.    Sales and marketing expenses for Fiscal 2016 decreased by $1.7 million, or 9%, to $17.0 million, or 33% of net revenue, as compared with $18.7 million, or 39% of net revenue, during Fiscal 2015. The decrease was primarily a result of decreased payroll and consulting-related expenses of $909,000, decreased media and advertising expenses of $643,000, decreased supplies of $214,000, and decreased commissions of $159,000. The decrease in payroll and consulting-related expenses resulted primarily from decreased salary expenses of $310,000, a decrease of $202,000 in stock-based compensation due to fewer grants to existing and new employees, a decrease of $212,000 in consulting expenses, and a decrease of $148,000 in severance-related expenses associated with our internal corporate organizational restructuring changes in the second half of 2015. The decrease in media and advertising expenses resulted primarily from decreased advertising expenses of $577,000 and decreased public relations materials expenses of $159,000, partially offset by increased product literature expenses of $87,000. As we continue efforts to transform and return to revenue growth, we expect sales and marketing expenses to decrease as a percentage of revenue in Fiscal 2017.

General and Administrative Expense.    General and administrative expenses for Fiscal 2016 increased by $197,000, or 2%, to $10.5 million, or 20% of net revenue, as compared with $10.3 million, or 21% of net revenue, for Fiscal 2015. The overall increase to general and administrative expenses was primarily due to increased patent and legal expenses of $1.5 million, partially offset by decreased payroll and consulting-related expenses of $587,000, decreased state and local taxes, licenses and fees of $287,000, decreased investor relations expenses of $171,000, and a decrease to our provision for doubtful accounts of $311,000. The current year increase in legal expenses resulted from $1.7 million reduction in legal fees pertaining to the positive settlement outcome of the 2014 shareholder litigation matter recognized during the fourth quarter of 2015. The decrease in payroll-related and consulting-related expenses resulted primarily from a decrease in severance expenses of $268,000 related to the change in Chief Executive Officer in 2015, partially offset by an increase of $30,000 in stock-based compensation expenses due to fewer grants to existing and new employees in 2015.  We expect general and administrative expenses to decrease as a percentage of revenue in Fiscal 2017.

Engineering and Development Expense.    Engineering and development expenses for Fiscal 2016 increased by $0.5 million, or 7%, to $7.8 million, or 15% of net revenue, as compared with $7.3 million, or 15% of net revenue, in Fiscal 2015. The increase was primarily related to increased payroll, consulting and temporary labor expenses of $351,000 and increased supplies of $16,000 resulting from our development efforts relating to our new and existing products and technologies. We expect to continue our investment in engineering and development activity, although we expect engineering and development expenses to a decrease as a percentage of revenue in Fiscal 2017.

Excise Tax Expense.    Beginning in 2013, the Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S.  Excise tax expenses for Fiscal 2016 was $0, or 0% of net revenue, as compared with $361,000, or 1% of net revenue, for Fiscal 2015. The decrease of $361,000, or 100%, was directly associated with the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), which suspended the medical device excise tax for calendar years 2016 and 2017.  Due to the PATH Act, we do not anticipate any excise tax expenses on our products during 2017.

Non-Operating Income (Loss)

(Loss) Gain on Foreign Currency Transactions.    We recognized a $332,000 loss on foreign currency transactions for Fiscal 2016 compared to a $259,000 loss for Fiscal 2015 due to exchange rate fluctuations primarily between the U.S. dollar and the Euro. During Fiscal 2016, the Euro continued to fluctuate against the U.S. dollar.

Interest Income (Expense), Net.    Interest income during Fiscal 2016 represented interest recognized from the discounted present value of the settlement in connection with the Fotona Litigation.  Interest expense in Fiscal 2016 consisted of interest incurred on our capital lease obligations in connection with the lease of information technology equipment.  Interest income, net totaled approximately $74,000 of interest income, or 0.1% of net revenue, for Fiscal 2016, which is consistent with interest income of $74,000, or 0.1% of net revenue for Fiscal 2015.

Provision (benefit) for Income Taxes.    Our provision for income taxes was $151,000 for Fiscal 2016, a decrease of $27,000, or 15%, as compared with our provision of income taxes of $178,000 in Fiscal 2015. The decrease is due to a decrease in income earned in foreign jurisdictions during Fiscal 2016 and state current income tax.

Net Loss.    For the reasons stated above, our net loss was $15.4 million for Fiscal 2016 compared to a net loss of $20.3 million for Fiscal 2015. The decrease in net loss of approximately $4.9 million, or 24%, was primarily due to increased gross profit of $4.4 million and decreased operating expenses of $0.6 million.

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

License fees and royalty revenues increased by approximately $60,000, or 41%, to approximately $205,000 in Fiscal 2015 compared to $145,000 in Fiscal 2014. These license fees and royalty revenues were attributable to intellectual property related to our laser technologies.  The increase was primarily due to the settlement of the Fotona Litigation.

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

Operating Expenses.    Operating expenses for Fiscal 2015 were $35.9 million, or 74% of net revenue, a decrease of approximately $248,000, or 1%, as compared with $36.1 million, or 76% of net revenue, for Fiscal 2014. The year-over-year decrease in expense is primarily due to the $5.7 million decrease in legal expenses, partially offset by a $5.4 million increase in payroll-related expenses. See the following expense categories for further explanation.

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

General and Administrative Expense.    General and administrative expenses for Fiscal 2015 decreased by $4.6 million, or 31%, to $10.3 million, or 21% of net revenue, as compared with $14.9 million, or 31% of net revenue, for Fiscal 2014. The decrease to general and administrative expenses was primarily due to decreased legal expenses of $5.7 million, and a decrease to our provision for doubtful accounts of $1.1 million, partially offset by increased payroll and consulting-related expenses of $1.9 million, increased licensing fees of $205,000, and increased depreciation expenses of $195,000.  The decrease in legal expenses resulted from the atypical defense of the director dispute and resulting stockholder litigation incurred during the first half of 2014, as well as a reduction of $1.7 million in legal fees in December 2015 which related to settling legal fees owed in connection with the 2014 stockholder litigation. The increase in payroll-related and consulting-related expenses resulted primarily from an increase of $1.4 million in stock-based compensation expenses attributable to grants to existing and new employees.

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

Liquidity and Capital Resources

At December 31, 2016, we had approximately $9.2 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $2.8 million from December 31, 2015 was primarily due to cash used in operating and investing activities of $10.6 million and $1.4 million, respectively, partially offset by cash provided by financing activities of $9.4 million, and the effect of exchange rates on cash of $64,000.  The $10.6 million of net cash used in operating activities was primarily driven by the Company’s net loss of $15.4 million during the year.

At December 31, 2016, we had approximately $16.0 million in working capital. Our principal sources of liquidity at December 31, 2016, consisted of approximately $9.2 million in cash, cash equivalents and restricted cash and $9.8 million of net accounts receivable.

We have reported recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2016. Our level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations, or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows for Fiscal 2016, Fiscal 2015, and Fiscal 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(10,647)	$(17,772)	$(16,201)
Investing activities	(1,414)	(1,778)	(197)
Financing activities	9,350	(105)	46,752
Effect of exchange rates on cash	(64)	(206)	(234)
Net change in cash and cash equivalents	$(2,775)	$(19,861)	$30,120

Fiscal 2016 Compared to Fiscal 2015

The $7.1 million decrease in net cash used in operating activities for Fiscal 2016 compared to Fiscal 2015 was primarily due to our decreased net loss of $4.9 million. The decreased net loss was primarily driven by a increase in gross profit of $4.4 million. Cash used in operating activities for Fiscal 2016 totaled $10.7 million and was primarily comprised of net loss of $15.4 million, adjustments to reconcile net loss to net cash and cash equivalents of $4.3 million and net changes in assets and liabilities of $469,000.

Cash used in investing activities for Fiscal 2016 totaled $1.4 million compared to $1.8 million for Fiscal 2015. The $364,000 decrease in net cash used in investing activities was primarily due to a $389,000 decrease in capital expenditures during Fiscal 2016 compared to Fiscal 2015 as a result of the 2015 buildout of our world class training facility. Fiscal 2016 cash used in investing activities relate to the continued conversion of a new enterprise resource planning software.  We plan to complete the implementation in Fiscal 2017. As a result, we expect capital expenditures to total approximately $1.7 million in Fiscal 2017, and we expect depreciation and amortization to total approximately $1.3 million for Fiscal 2017.

The $9.5 million increase in net cash provided by financing activities for Fiscal 2016 compared to Fiscal 2015 was primarily due to net proceeds from our equity offering in August 2016 totaling $9.5 million. See see Note 7 to the Notes to the Consolidated Financial Statements — Stockholders’ Equity for more information.

The $142,000 increase in effect of exchange rates on cash for Fiscal 2016 compared to Fiscal 2015 was primarily due to $332,000 loss on foreign currency transactions.

Fiscal 2015 Compared to Fiscal 2014

The $1.6 million increase in net cash used in operating activities for Fiscal 2015 compared to Fiscal 2014 was primarily due to our increased net loss of $1.4 million. The increased net loss was primarily driven by a decrease in gross profit of $2.2 million. Cash used in operating activities for Fiscal 2015 totaled $17.8 million and was primarily comprised of net loss of $20.3 million, adjustments to reconcile net loss to net cash and cash equivalents of $5.1 million and net changes in assets and liabilities of $2.6 million.

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

Contractual Obligations

We lease our primary facility under a non-cancellable operating lease that expires in April 2020.

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2016, for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating lease obligations	$772	$1,609	$—	—	$2,381
Capital lease obligations	159	—	—	—	159
Purchase obligations	17,476	568	—	—	18,044
Total	$18,407	$2,177	$—	$—	$20,584

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ending December 31, 2017. In conformity with GAAP, purchase obligations and operating lease obligations are not reported in the consolidated balance sheet as of December 31, 2016.

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

Item 8.    Financial Statements

All financial statements required by this Item 8, including the report of the independent registered public accounting firm, are listed in Part IV, Item 15 of this Form 10-K, are set forth beginning on Page F-1 of this Form 10-K, and are hereby incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting as we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016, 2015, and 2014	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 59.

Item 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC., a Delaware Corporation (registrant)
Dated: March 10, 2017	By:	/s/ HAROLD C. FLYNN, JR.
Harold C. Flynn, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HAROLD C. FLYNN, JR	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director	March 10, 2017
Harold C. Flynn, Jr.

/s/ PAUL N. CLARK	Director	March 10, 2017
Paul N. Clark

/s/ DR. JONATHAN T. LORD	Director	March 10, 2017
Dr. Jonathan T. Lord
/s/ DR. FREDERIC H. MOLL	Director	March 10, 2017
Dr. Frederic H. Moll
/s/ JAMES R. TALEVICH	Director	March 10, 2017
James R. Talevich

BIOLASE, INC.

Index to Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock		8-K	08/08/2016	3.1	08/08/2016

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant issued on November 7, 2014		8-K	11/03/2014	4.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	4.1	08/02/2016

4.3	Standstill Agreement, dated November 10, 2015, by and among the Registrant and Jack W. Schuler, Renate Schuler, and the Schuler Family Foundation		8-K	11/10/2015	99.1	11/12/2015

4.4	Standstill Agreement, dated November 10, 2015, by and among the Registrant and Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC, and Oracle Investment Management, Inc.		8-K	11/10/2015	99.2	11/12/2015

4.5	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant and Jack W. Schuler, Renate Schuler, Shuler Family Foundation		8-K	08/01/2016	99.2	08/02/2016

4.6	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant and Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC, Oracle Investment Management, Inc.		8-K	08/01/2016	99.3	08/02/2016

10.1*	2002 Stock Incentive Plan, as amended		DEF 14A		A	04/07/2016

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.2*	Form of Stock Option Agreement under the 2002 Stock Incentive Plan		10-K	12/31/2004	10.26	07/19/2005

10.3*	Form of Option Award Notice for California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.2	11/06/2015

10.4*	Form of Option Award Notice for Non-California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.3	11/06/2015

10.5*	Form of Option Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.4	11/06/2015

10.6*	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.5	11/06/2015

10.8*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	09/30/2005	10.1	11/09/2005

10.9	Lease, dated January 10, 2006, by and between the Registrant and The Irvine Company LLC		8-K	01/10/2006	10.1	01/17/2006

10.10	Third Amendment to Lease, dated March 16, 2015, by and between the Registrant and The Irvine Company LLC		10-Q	03/31/2015	10.1	05/01/2015

10.11†	Letter Agreement, dated June 28, 2006, by and between the Registrant and The Procter & Gamble Company		10-Q	06/30/2006	10.1	08/09/2006

10.12†	License Agreement, dated January 24, 2007, by and between the Registrant and The Procter & Gamble Company		10-Q	03/31/2007	10.1	05/10/2007

10.13	Letter Agreement, dated June 28, 2011, by and between the Registrant and The Proctor & Gamble Company		10-Q	06/30/2011	10.2	08/11/2011

10.14	Securities Purchase Agreement, dated August 1, 2016, among Biolase, Inc. and the investors listed on Schedule I thereto		8-K	08/01/2016	99.1	08/02/2016

10.15*	Employment Agreement, dated February 22, 2015 and entered into on February 24, 2015, by and between the Registrant and David Dreyer		10-K	12/31/2015	10.25	03/06/2015

10.16*	Employment Agreement, dated May 14, 2015, by and between the Registrant and Harold C. Flynn, Jr.		10-Q	06/30/2015	10.2	08/07/2015

10.17*	Inducement Restricted Stock Unit Award Agreement, dated July 14, 2015, by and between the Registrant and Harold C. Flynn, Jr.		8-K	07/12/2015	10.2	07/15/2015

10.18*	Acknowledgment Letter, dated November 22, 2016, by and between the Registrant and Harold C. Flynn, Jr.	X

10.19*	Transition Letter Agreement, dated December 28, 2016, by and between the Registrant and David Dreyer	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.20*	Separation Agreement, dated January 13, 2017, by and between the Registrant and David Dreyer	X

10.21*	Employment Agreement, dated February 23, 2017, by and between the Registrant and Mark Nelson	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following financial information from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language:

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BIOLASE, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index as of and for the years ended December 31, 2016, 2015, and 2014. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOLASE, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations for each of the three years in the period ended December 31, 2016. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Costa Mesa, California

March 10, 2017

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,924	$11,699
Restricted cash	251	200
Accounts receivable, less allowance of $1,209 and $1,765 in 2016 and 2015, respectively	9,784	8,948
Inventory, net	13,523	12,566
Prepaid expenses and other current assets	1,505	1,387
Total current assets	33,987	34,800
Property, plant, and equipment, net	4,478	3,727
Intangible assets, net	—	51
Goodwill	2,926	2,926
Other assets	550	747
Total assets	$41,941	$42,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,125	$5,960
Accrued liabilities	5,778	5,906
Customer deposits	101	85
Deferred revenue, current portion	3,010	3,155
Total current liabilities	18,014	15,106
Deferred income taxes, net	798	738
Deferred revenue, long-term	23	142
Capital lease obligation, long-term	—	159
Warranty accrual, long-term	773	843
Other liabilities, long-term	268	338
Total liabilities	19,876	17,326
Commitments, contingencies and subsequent events (Notes 6 and 10)
Stockholders' equity:
Preferred stock, par value $0.001; 1,000 shares authorized, 88 and 0 shares issued in 2016 and 2015, respectively; no shares outstanding in 2016 and 2015, respectively	—	—
Common stock, par value $0.001; 100,000 shares authorized, 67,566 and 58,228 shares issued and outstanding in 2016 and 2015, respectively	68	58
Additional paid-in capital	201,198	188,622
Accumulated other comprehensive loss	(876)	(801)
Accumulated deficit	(178,325)	(162,954)
Total stockholders' equity	22,065	24,925
Total liabilities and stockholders' equity	$41,941	$42,251

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Products and services revenue	$51,661	$48,269	$47,511
License fees and royalty revenue	149	206	145
Net revenue	51,810	48,475	47,656
Cost of revenue	31,502	32,525	29,484
Gross profit	20,308	15,950	18,172
Operating expenses:
Sales and marketing	17,018	18,696	16,375
General and administrative	10,453	10,256	14,854
Engineering and development	7,799	7,283	4,577
Excise tax	—	361	307
Legal settlement	—	(731)	—
Total operating expenses	35,270	35,865	36,113
Loss from operations	(14,962)	(19,915)	(17,941)
Loss on foreign currency transactions	(332)	(259)	(415)
Interest income (expense), net	74	74	(458)
Non-operating loss, net	(258)	(185)	(873)
Loss before income tax provision	(15,220)	(20,100)	(18,814)
Income tax provision	151	178	112
Net loss	(15,371)	(20,278)	(18,926)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(75)	(244)	(283)
Comprehensive loss	$(15,446)	$(20,522)	$(19,209)

Net loss	$(15,371)	$(20,278)	$(18,926)
Deemed dividend on convertible preferred stock	(2,184)	—	—
Net loss attributable to common stockholders	$(17,555)	$(20,278)	$(18,926)

Net loss per share attributable to common stockholders:
Basic	$(0.29)	$(0.35)	$(0.45)
Diluted	$(0.29)	$(0.35)	$(0.45)
Shares used in the calculation of net loss per share:
Basic	60,664	58,189	42,232
Diluted	60,664	58,189	42,232

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock						Accumulated
	and Additional						Other		Total
	Paid-in Capital		Convertible Preferred Stock		Treasury Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, January 1, 2014	37,336	$148,904	—	$—	(1,964)	$(16,399)	$(274)	$(123,750)	$8,481
Exercise of stock options, net	153	310	—	—	—	—	—	—	310
Stock-based compensation	—	1,233	—	—	—	—	—	—	1,233
Retirement of treasury stock	(1,964)	(16,399)	—	—	1,964	16,399	—	—	—
Other compensation	—	123	—	—	—	—	—	—	123
Issuance of stock, net	22,359	51,118	—	—	—	—	—	—	51,118
Exercise of warrants	39	—	—	—	—	—	—	—	—
Stock dividends	192	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,926)	(18,926)
Foreign currency translation adjustment	—	—	—	—	—	—	(283)	—	(283)
Balances, December 31, 2014	58,115	185,289	—	—	—	—	(557)	(142,676)	42,056
Exercise of stock options, net	113	44	—	—	—	—	—	—	44
Stock-based compensation	—	3,350	—	—	—	—	—	—	3,350
Cost of issuance	—	(3)	—	—	—	—	—	—	(3)
Net loss	—	—	—	—	—	—	—	(20,278)	(20,278)
Foreign currency translation adjustment	—	—	—	—	—	—	(244)	—	(244)
Balances, December 31, 2015	58,228	188,680	—	—	—	—	(801)	(162,954)	24,925
Exercise of stock options, net	—	1	—	—	—	—	—	—	1
Stock-based compensation	—	3,065	—	—	—	—	—	—	3,065
Issuance of stock from RSUs, net	489	—	—	—	—	—	—	—	—
Issuance of Series C participating convertible preferred stock and warrants, net of issuance cost of $480	—	1,092	88	8,428	—	—	—	—	9,520
Beneficial conversion feature of Series C participating convertible preferred stock	—	1,092	—	(1,092)	—	—	—	—	—
Deemed dividend related to beneficial conversion feature of Series C participating convertible preferred stock	—	(2,184)	—	2,184	—	—	—	—	—
Issuance of common stock upon conversion of Series C participating convertible preferred stock	8,849	9,520	(88)	(9,520)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(15,371)	(15,371)
Foreign currency translation adjustment	—	—	—	—	—	—	(75)	—	(75)
Balances, December 31, 2016	67,566	$201,266	—	$—	—	$—	$(876)	$(178,325)	$22,065

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net loss	$(15,371)	$(20,278)	$(18,926)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,048	880	696
(Gain) loss on disposal of assets, net	(2)	6	9
(Recovery) provision for bad debts, net	(118)	86	1,295
Provision for inventory excess and obsolescence	272	647	585
Provision for sales returns allowance	—	100	—
Amortization of discount on lines of credit	—	—	200
Amortization of debt issuance costs	—	—	128
Stock-based compensation	3,065	3,350	1,233
Other non-cash compensation	—	—	123
Deferred income taxes	60	61	60
Earned interest income, net	(70)	(74)	—
Changes in operating assets and liabilities:
Restricted cash	(51)	(200)	—
Accounts receivable	(644)	(52)	826
Inventory	(1,989)	(705)	(1,715)
Prepaid expenses and other current assets	79	(65)	(21)
Customer deposits	16	(27)	(174)
Accounts payable and accrued liabilities	3,322	(640)	451
Accrued legal settlement	—	(1,664)	—
Deferred revenue	(264)	803	(971)
Net cash and cash equivalents used in operating activities	(10,647)	(17,772)	(16,201)
Cash Flows From Investing Activities:
Purchases of property, plant, and equipment	(1,414)	(1,803)	(198)
Proceeds from disposal of property, plant, and equipment	—	25	1
Net cash and cash equivalents used in investing activities	(1,414)	(1,778)	(197)
Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(171)	(107)	—
Borrowings under lines of credit	—	—	16,875
Payments under lines of credit	—	—	(21,508)
Payment of debt issuance costs	—	—	(45)
Proceeds from equity offering, net of expenses	9,520	—	51,118
Deposit on capital lease	—	(42)	—
Proceeds from exercise of stock options	1	44	312
Net cash and cash equivalents provided by (used in) financing activities	9,350	(105)	46,752
Effect of exchange rate changes	(64)	(206)	(234)
(Decrease) increase in cash and cash equivalents	(2,775)	(19,861)	30,120
Cash and cash equivalents, beginning of year	11,699	31,560	1,440
Cash and cash equivalents, end of year	$8,924	$11,699	$31,560
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$4	$4	$148
Income taxes paid	$76	$57	$52
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$—	$378	$—
Accrued capital expenditures and tenant improvement allowance	$251	$1,137	$—

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 — BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries the “Company”) incorporated in Delaware in 1987, is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and three-dimensional CAD/CAM intra-oral scanners.

Basis of Presentation

The consolidated financial statements include the accounts of BIOLASE, Inc. and its wholly-owned subsidiaries. The Company has eliminated all material intercompany transactions and balances in the accompanying consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, goodwill and the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

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

The Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, and accrued liabilities, approximate fair value because of the liquid or short term nature of these items.

Convertible Preferred Stock and Warrant Transaction

On August 8, 2016, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 88,494 shares of its Preferred Stock and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of its common stock at an exercise price of $2.00 per share. Each share of Preferred Stock converts automatically upon receipt of stockholder approval and was convertible into 100 shares of common stock, reflecting a conversion price equal to $1.13 per share, which is the closing price of the common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, the Company held a meeting of its stockholders and received requisite stockholder approval with respect to the issuance of 8,849,400 shares of common stock upon automatic conversion of the Preferred Stock and the issuance of common stock related exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were approximately $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million. In accordance with applicable accounting standards, the $10.0 million gross proceeds from sale were allocated to the convertible preferred stock and warrants in the amount of $8.9 million and $1.1 million, respectively. The allocation was based on the relative fair values of the underlying common stock and warrants as of the commitment date, with the fair value of the warrants determined using a Black Scholes model. Assumptions used in the Black-Scholes model include an expected term of five years, risk-free rate of 1.03% and a dividend yield of 0%. This transaction resulted in a discount from allocation of proceeds to separable instruments of $1.1 million and a beneficial conversion to common stock with a value of $1.1 million, which have been reflected as a deemed distribution to preferred shareholders in the year ended December 31, 2016.

Concentration of Credit Risk, Interest Rate Risk and Foreign Currency Exchange Rate

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains its cash and cash equivalents and restricted cash with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, management performs ongoing credit evaluations of customers’ financial condition and maintains relationships with the Company’s customers that allow management to monitor current changes in business operations so the Company can respond as needed. The Company does not, generally, require customers to provide collateral before it sells them its products. However, the Company has required certain distributors to make prepayments for significant purchases of products.

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the years ended December 31, 2016, 2015, and 2014 the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Liquidity and Management’s Plans

The Company has reported recurring losses from operations and has not generated cash from operations for the three years ended December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, the principal sources of liquidity for the Company were its net proceeds from the August 8, 2016, February 10, 2014, July 22, 2014, and November 7, 2014 sales by the Company of $9.5 million, $4.8 million, $11.5 million, and $34.8 million, respectively, of unregistered shares of BIOLASE equity securities.  The Company’s recurring losses, level of cash used in operations, potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2016, the Company had approximately $16.0 million in working capital. The Company’s principal sources of liquidity at December 31, 2016 consisted of approximately $9.2 million in cash, cash equivalents, and restricted cash, and $9.8 million of net accounts receivable.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products, control or potentially reduce expenses and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

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

Restricted Cash

Restricted cash represents a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards. At December 31, 2016 and 2015, the restricted cash balance was $251,000 and $200,000, respectively.

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

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 totaled approximately $997,000, $817,000, and $627,000, respectively.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one reporting segment and has one operating unit; therefore goodwill is tested for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, if available. Management assesses potential impairment on an annual basis on June 30th and compares the Company’s market capitalization to its carrying amount, including goodwill. A significant decrease in the Company’s stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the inherent risk in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions could cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income encompasses the change in equity from transactions and other events and circumstances from non-owner sources and is included as a component of stockholders’ equity but is excluded from net (loss) income. Accumulated other comprehensive (loss) income is comprised of foreign currency translation adjustments.

Foreign Currency Translation and Transactions

Transactions of the Company’s German, Spanish, Australian, and Indian subsidiaries are denominated in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Income and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in comprehensive loss in the consolidated statements of operations.

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

Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For sale of deliverables that are part of a multiple-element arrangement,  the Company applies a method which approximates the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires the Company to use estimated selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”), if available, (ii) third-party evidence if VSOE is not available, and (iii) estimated selling price if neither VSOE nor third-party evidence is available. VSOE is determined based on the value the Company sells the undelivered element to a customer as a stand-alone product.  Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon the appropriate expiration of time offered under the agreement.  Deferred revenue attributable to undelivered elements, which primarily consists of training, totaled approximately $1.4 million and $1.6 million as of December 31, 2016 and 2015, respectively.

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

Although all sales are final, the Company accepts returns of products in certain, limited circumstances and records a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2016 and 2015, $210,000 and $210,000, respectively, was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to laser and certain imaging customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year. Included in deferred revenue for each of the years ended December 31, 2016 and 2015, was approximately $1.5 million and $1.4 million, respectively, for extended warranty contracts.

For sales transactions involving used laser trade-ins, the Company records the purchased trade-ins as inventory at the fair value of the asset surrendered with the offset to accounts receivable. In determining the estimated fair value of used laser trade-ins, the Company makes an assessment of usable parts and key components and considers the ultimate resale value of the certified pre-owned (or “CPO”) laser with applicable margins. The Company sells these CPO laser trade-ins as refurbished lasers.  Trade-in rights are not established or negotiated with customers during the initial sales transaction of the original lasers. Trade-in rights are promotional events used at management’s discretion to encourage existing laser customers to purchase new lasers. A customer is not required to trade in a laser nor is the Company required to accept a trade-in. However, the promotional value offered in exchange for the trade-in laser is not offered without a laser trade-in. The transaction is treated as a monetary transaction as each sale transaction involving a customer trade-in includes significant boot of greater than 25% of the fair value of the exchange. As a monetary transaction, the sale is recognized following the Company’s laser system revenue recognition policy. There have been no sales transactions in which the cash consideration was less than 25% of the total transaction value.

The Company recognizes revenue for royalties under licensing agreements for its patented technology when the product using its technology is sold.  The Company estimates and recognizes the amount earned based on historical performance and current knowledge about the business operations of its licensees.  The Company’s estimates have been consistent with amounts historically reported by the licensees.  Licensing revenue related to exclusive licensing arrangements is recognized concurrent with the related exclusivity period.

From time to time, the Company may offer sales incentives and promotions on its products. The cost of sales incentives are recorded at the date at which the related revenue is recognized as a reduction in revenue, an increase in cost of goods sold or a selling expense, as applicable, or later, in the case of incentives offered after the initial sale has occurred.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. For the years ended December 31, 2016, 2015, and 2014 laser systems sold domestically were covered by the warranty for a period of up to two years from the date of sale by the Company or the distributor to the end-user.  Laser systems sold internationally were covered by the warranty for a period of up to 28 months from the date of sale to the international distributor.  Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. The Company’s overall accrual is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. All imaging products are initially covered by the manufacturer’s warranties. However, the Company offers extended warranties on certain imaging products.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the years ended December 31 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Initial warranty accrual, beginning balance	$2,188	$1,449	$1,096
Provision for estimated warranty cost	348	1,715	1,214
Warranty expenditures	(830)	(976)	(861)
Initial warranty accrual, ending balance	1,706	2,188	1,449
Less warranty accrual, long-term	773	843	519
Total warranty accrual, current portion	$933	$1,345	$930

Shipping and Handling Costs and Revenues

Shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to customers for shipping and handling are included as a component of revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $351,000, $929,000, and $543,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services, and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2016, 2015, and 2014, the Company recognized compensation cost related to stock options of $3.1 million, $3.4 million, and $1.2 million, respectively, based on the grant-date fair value. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$226	$333	$134
Sales and marketing	477	679	401
General and administrative	2,051	2,020	616
Engineering and development	311	318	82
	$3,065	$3,350	$1,233

As of December 31, 2016 and 2015, the Company had $4.0 million and $4.4 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under its existing plans. The $4.0 million in cost is expected to be recognized over a weighted-average period of 2.5 years as of December 31, 2016.

The Company uses the Black-Scholes option valuation model for estimating the fair value of options. This option-pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Since July 1, 2005, the Company has used a dividend yield of zero as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options is the expected life of the option and the expected volatility of BIOLASE common stock.  The expected life is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vest and expiry period.  The Company uses the simplified method as there is not a sufficient history of share option exercises.  For performance-based awards the expected life equals the life of the award.  Management believes that the historic volatility of BIOLASE common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of BIOLASE common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options.  Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. BIOLASE applied a forfeiture rate of 4.87% and 35.56% to awards granted to executives and employees, respectively, during the year ended December 31, 2016.

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2016	2015	2014
Expected term (years)	5.96	5.80	3.83
Volatility	86%	90%	94%
Annual dividend per share	$—	$—	$—
Risk-free interest rate	1.39%	1.64%	1.66%

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

The income tax provisions for the years ended December 31, 2016, 2015, and 2014 were calculated using the discrete year-to-date method. See Note 5 – Income Taxes for additional disclosures related to the Company’s income tax.

Net Loss Per Share — Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options, restricted stock units and warrants to purchase approximately 20,537,000, 17,371,000, and 13,606,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2016, 2015, and 2014, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all ASUs. ASU’s not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company performed an assessment and has concluded that substantial doubt currently exists about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt the standard during the year ending December 31, 2018. The expected adoption method and implementation analysis of ASU 2014-09 is in the early stages and the Company expects to have further information next quarter. The FASB has issued and may issue in the future, interpretive guidance, which may impact the Company’s implementation analysis.

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

In February 2016, FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, which will result in the recordation of an asset and liability relating to lease commitments greater than one year.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The updated standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2016-09 as of January 1, 2017, and made the accounting policy election to estimate the number of awards expected to vest for stock-based compensation expense. The Company does not expect that the adoption of ASU 2016-09 and related accounting policy election will have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). The updated standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is assessing the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

Accounts Receivable, net:

	December 31,
(in thousands):	2016	2015
Components of accounts receivable, net of allowances, are as follows:
Trade	$9,699	$8,850
Royalties	62	61
Other	23	37
Total receivables, net	$9,784	$8,948

Accounts receivable is net of allowances for doubtful accounts of approximately $1.2 million and $1.8 million and sales returns of approximately $210,000 and $210,000 at December 31, 2016 and 2015, respectively.

Inventory, net:

	December 31,
(in thousands):	2016	2015
Components of inventory, net of allowances, are as follows:
Raw materials	$4,837	$3,627
Work-in-process	2,261	1,379
Finished goods	6,425	7,560
Inventory, net	$13,523	$12,566

Inventory is net of a provision for excess and obsolete inventory totaling approximately $1.7 million and $2.1 million at December 31, 2016 and 2015, respectively.

Property, Plant, and Equipment, net:

	December 31,
(in thousands):	2016	2015
Components of property, plant, and equipment, net of depreciation, are as follows:
Building	$196	$203
Leasehold improvements	2,003	2,019
Equipment and computers	6,163	6,031
Furniture and fixtures	599	585
Construction in progress	1,590	1,045
	10,551	9,883
Accumulated depreciation	(6,225)	(6,314)
	4,326	3,569
Land	152	158
Property, plant, and equipment, net	$4,478	$3,727

The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $227,000 as of December 31, 2016. The cost basis of assets held under capital lease was $590,000 and the accumulated depreciation related to assets held under capital lease was $118,000 as of December 31, 2015.

Accrued Liabilities:

	December 31,
(in thousands):	2016	2015
Components of accrued liabilities are as follows:
Payroll and benefits	$2,147	$2,303
Warranty accrual, current portion	933	1,345
Taxes	638	445
Accrued professional services	782	681
Accrued capital lease, current portion	159	167
Accrued insurance premium	906	467
Other	213	498
Accrued liabilities	$5,778	$5,906

Deferred Revenue:

	December 31,
(in thousands):	2016	2015
Components of deferred revenue are as follows:
Undelivered elements (training, installation, product and support services)	$1,404	$1,608
Extended warranty contracts	1,487	1,428
Deferred royalties	142	261
Total Deferred Revenue	3,033	3,297
Less long-term amounts:
Deferred royalties	23	142
Total Deferred Revenue - Long-Term	23	142
Total Deferred Revenue - Current	$3,010	$3,155

In connection with the Company’s initiatives to measure and improve customer satisfaction and concurrent with the launch of Waterlase iPlus 2.0 in February 2015, the Company introduced its exclusive Practice Growth Guarantee, which is a program to assist with growth in the Company’s clients’ dental practices through training on a select number of clinical procedures and with billing and marketing support for dentists included. Consistent with the Company’s standard terms and conditions applicable to all of its products, the Practice Growth Guarantee does not give the customer the right to return purchased laser systems or receive a refund of any amount of the purchase price. However, the Practice Growth Guarantee does provide for additional training opportunities and certain billing and marketing support activities to the customer.  The Company has estimated additional deferred revenue related to the Practice Growth Guarantee for all Waterlase iPlus 2.0 system sales for the year ended December 31, 2016 and 2015 to be approximately $18,000 and $119,000, respectively.

On March 24, 2015 a patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”) was settled whereby the Company was to receive payments totaling $1.4 million. The Company calculated the present value of the settlement amount to be $1.2 million and allocated such amount to each significant element of the settlement on a relative fair value basis. $731,000 and $68,000 were allocated towards the recovery of the Company’s legal expenses and as settlement for the dismissal of the patent infringement lawsuit and are reflected as legal settlement and license fees and royalty revenue, respectively, on the Consolidated Statements of Operations and Comprehensive Loss. The remaining amount of $379,000 was allocated towards the three-year, non-exclusive, paid-up license in the United States and the five-year, non-exclusive, paid-up license in countries outside of the United States which was reflected within other assets and long-term deferred revenue on the Consolidated Balance Sheets.  The deferred revenue is being recognized as license revenue over the terms of the paid-up licenses.  The Company has recorded $119,000 and $119,000 in revenue and has $142,000 and $261,000 in deferred revenue for and as of the year ended December 31, 2016 and 2015, respectively.  For additional information on litigation, see Note 6, Commitments and Contingencies.

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2016 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2016 and 2015.

Amortization expense for the years ended December 31, 2016, 2015, and 2014, totaled $51,000, $63,000, and $69,000, respectively.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2016				As of December 31, 2015
		Accumulated				Accumulated
	Gross	Amortization	Impairment	Net	Gross	Amortization	Impairment	Net
Patents (4-10 years)	$1,914	$(1,914)	$—	$—	$1,914	$(1,914)	$—	$—
Trademarks (6 years)	69	(69)	—	—	69	(69)	—	—
Other (4 to 6 years)	817	(817)	—	—	817	(766)	—	51
Total	$2,800	$(2,800)	$—	$—	$2,800	$(2,749)	$—	$51
Goodwill (Indefinite life)	$2,926			$2,926	$2,926			$2,926

NOTE 5 — INCOME TAXES

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

The following table presents the current and deferred provision for income taxes for the years ended December 31 (in thousands):

	2016	2015	2014
Current:
Federal	$—	$—	$—
State	22	30	27
Foreign	69	87	25
	91	117	52
Deferred:
Federal	60	61	60
State	—	—	—
Foreign	—	—	—
	60	61	60
	$151	$178	$112

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2016	2015	2014
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	40.4%	40.2%	37.4%
State tax benefit (net of federal benefit)	(3.0)%	(3.1)%	(3.3)%
Research credits	(3.4)%	(3.1)%	(1.9)%
Foreign amounts with no tax benefit	0.2%	0.1%	(0.1)%
Non-deductible expenses	0.6%	0.4%	1.0%
Effect of change in rate	0.5%	0.9%	2.3%
Other	(0.2)%	(0.5)%	(0.8)%
Total	1.1%	0.9%	0.6%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2016	2015
Capitalized intangible assets for tax purposes	$47	$104
Reserves not currently deductible	2,117	2,527
Deferred revenue	8	8
Stock options	4,966	4,072
State taxes	9	9
Income tax credits	2,379	2,471
Inventory	940	905
Property and equipment	201	345
Other comprehensive income	252	320
Unrealized gain on foreign currency	136	136
Net operating losses	43,687	38,753
Total deferred tax assets	54,742	49,650
Valuation allowance	(54,310)	(49,514)
Net deferred tax assets	432	136
Capitalized intangible assets	(876)	(813)
Other	(354)	(61)
Total deferred tax liabilities	(1,230)	(874)
Net deferred tax liabilities	$(798)	$(738)

Based upon the Company’s operating losses incurred for each of three years ended December 31, 2016, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $54.3 million as of December 31, 2016. Management considered factors such as the Company’s earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2016, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $124.0 million and $75.2 million, respectively, which expire in 2019 through 2036. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. As of December 31, 2016, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $1.5 million and $1.2 million, respectively, which will begin to expire in 2019 through 2036 for federal purposes and will carry forward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

In addition to the NOL carryforwards included in the deferred tax asset and liability schedule are excess tax deductions relating to stock options that have not been realized. As of December 31, 2016 and 2015, the cumulative unrealized excess tax deductions amounted to approximately $7.1 million and $6.9 million, respectively. These amounts have been excluded from the Company’s NOL carryforwards. In connection with the adoption of ASU 2015-09 effective January 1, 2017, the effects of such excess tax deductions of the awards will be recognized in the income statement when the awards vest or are settled. The Company follows the appropriate ordering rules to determine when such NOLs have been realized.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2016 (in thousands):

Balance at January 1, 2016	$568
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at December 31, 2016	$568

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2016 and 2015, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2010 through 2016 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for the Company’s foreign subsidiaries as of December 31, 2016. There were no undistributed earnings from foreign subsidiaries as of December 31, 2016 or 2015. The Company intends to reinvest any earnings until such time a decision is made to liquidate the foreign operations.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California. In March 2015, the corporate headquarters and manufacturing facility lease was amended to extend the term through April 30, 2020, modify provisions for tenant improvement allowance of up to $398,000, and adjust the basic rent terms. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31 are listed below.  The Company also leases additional office space and certain office equipment under various operating lease arrangements.

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments, for the year ending December 31, 2017 is $159,000.  The current obligation with respect to the present value of net minimum lease payments of $159,000 is reflected in the Consolidated Balance Sheets classified as an accrued liability, and there was no remaining portion of the present value of net minimum lease payments classified as a long-term obligation within capital lease obligations as of December 31, 2016.

Future minimum rental commitments under lease agreements, including both operating and capital leases, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2017	$932
2018	734
2019	656
2020	219
Thereafter	—
Total future minimum lease obligations	$2,541

Rent expense totaled approximately $1.0 million for each of the years ended December 31, 2016, 2015, and 2014.

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.3 million and $1.6 million at December 31, 2016 and 2015, respectively. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2016 and 2015, approximately $67,000 and $248,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. The Company had $18.0 million of purchase commitments as of December 31, 2016, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

On February 24, 2016, a purported class action lawsuit entitled Dr. Charles Shulruff v. Biolase, Inc., Case No. 1:16-cv-02533, was filed in the United States District Court for the Northern District of Illinois.  The case alleged that the Company violated the federal Telephone Consumer Protection Act (TCPA) and other related Illinois state statutes, by sending unsolicited marketing communications via fax machine to a Chicago dentist, Dr. Shulruff.  The plaintiff and his counsel sought to certify a nation-wide class of comprised of other dentists who received the same or similar faxes from BIOLASE.  BIOLASE responded to the case on April 14, 2016 and denied liability on all claims.  BIOLASE also denied that class certification was appropriate.  After initial document discovery and fact gathering, BIOLASE filed a petition with the FCC for “retroactive waiver” of some of the TCPA violations alleged by Dr. Shulruff.  The FCC granted the petition, which significantly weakened plaintiff’s case.  BIOLASE then demonstrated to plaintiff’s counsel the individualized nature of the fax messages at issue, arguing that class certification was highly unlikely from the data.  Based on these events, BIOLASE and Dr. Shulruff entered into a nominal settlement agreement, and in December 2016 Dr. Shulruff dismissed his claims with prejudice.  The potential class action claims were dismissed without prejudice, and BIOLASE is unaware of any remaining viable class allegations on these facts.

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and, on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board (the “Patent Board”).  On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Patent Board.  On July 1, 2014, the Patent Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  On July 1, 2015, the Patent Board issued a decision that was generally favorable to the Company.   On July 31, 2015, CAO requested a rehearing of the decision.  On November 27, 2015, the Patent Board issued its decision regarding CAO’s request for rehearing, partially granting CAO’s request.  On January 27, 2016, CAO filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit for review of the Patent Board’s decision dated July 1, 2015 and the Patent Board’s decision regarding CAO’s request for rehearing. CAO filed its opening appeal brief on June 1, 2016 and BIOLASE filed its responsive brief on July 25, 2016. CAO filed its reply brief on August 11, 2016. Oral argument before the Federal Circuit was held on January 11, 2017 and, on January 27, 2017, an order was entered by the Federal Circuit affirming all of the Patent Board’s findings. On February 9, 2017, the parties jointly filed a document with the Court in the Utah litigation notifying it of the Federal Circuit’s decision and requesting that the stay remain in place until a reexamination certificate issues. The reexamination certificate is expected to issue in the next few months.

The Company filed a patent infringement lawsuit against Fotona on April 12, 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Fotona has denied liability and sought the reimbursement of statutory fees from the Company. Together with its response brief, Fotona also filed a nullity action against the patent in dispute, patent number EP 1 560 470.

On March 24, 2015 the parties reached an agreement to settle the foregoing litigation and to dismiss the litigation with prejudice.  As part of the settlement, Fotona agreed to pay the Company a total of $1.4 million, with $550,000 payable within 10 days of March 24, 2015 and the remaining, $825,000 payable in three increments of $275,000 each to be paid no later than the first, second, and third anniversary of the effective date of the agreement. Pursuant to the settlement agreement, the Company (i) granted Fotona a three-year, non-exclusive, paid-up license in the United States and a five-year, non-exclusive, paid-up license in countries outside of the United States and (ii) agreed to grant Fotona a non-exclusive, royalty-based license following the expiration of the paid-up licenses.  The Company calculated the present value of the settlement amount to be $1.2 million and allocated such amount to each significant element of the settlement on a relative fair value basis. $731,000 and $68,000 were allocated towards the recovery of the Company’s legal expenses and as settlement for the dismissal of the patent infringement lawsuit and are reflected as legal settlement and license fees and royalty revenue, respectively, on the Consolidated Statements of Operations and Comprehensive Loss. The remaining amount of $379,000 was allocated towards the three-year, non-exclusive, paid-up license in the United States and the five-year, non-exclusive, paid-up license in countries outside of the United States which was reflected within other assets and long-term deferred revenue on the Consolidated Balance Sheets.  The deferred revenue is being recognized as license revenue over the terms of the paid-up licenses.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Board, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. As of December 31, 2016 and 2015, 88,494 shares and 0 shares of preferred stock was issued, respectively. As of December 31, 2016 and 2015, no preferred stock was outstanding.

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

Common Stock

At December 31, 2016, the Company had 67,565,951 shares of BIOLASE common stock issued and outstanding. BIOLASE currently has 100,000,000 shares of Company common stock authorized for issuance.

2016 Common Stock Issuance

On August 8, 2016, the Company completed a private placement (the “August 2016 Private Placement”) with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 88,494 shares of BIOLASE Series C Participating Convertible Preferred Stock (“Preferred Stock”) and warrants to purchase up to an aggregate of 2,035,398 unregistered shares of BIOLASE common stock at an exercise price of $2.00 per share. Each share of Preferred Stock was, automatically upon receipt of stockholder approval, convertible into 100 shares of common stock, reflecting a conversion price equal to $1.13 per share, which is the closing price of the common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, the Company held a meeting of its stockholders and received requisite stockholder approval with respect to the issuance of 8,849,400 shares of common stock upon automatic conversion of the Preferred Stock and the issuance of common stock in connection with the exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million. The warrants became exercisable on February 8, 2017, six months after the closing of the private placement, and have a term of five years from the date of issuance. The Company is using the proceeds from the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on November 3, 2016.

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

On February 10, 2014, the Company entered into a subscription agreement with Oracle Partners L.P., Oracle Institutional Partners, L.P., and Oracle Ten Fund Master, L.P., under which the Company sold an aggregate of 1,945,525 unregistered shares of BIOLASE common stock in a private placement at a price of $2.57 per share. Gross proceeds from the sale totaled $5.0 million and net proceeds, after offering expenses of approximately $188,000, totaled approximately $4.8 million. The Company used the proceeds for working capital and general corporate purposes.

Stock Dividends

There were no dividends paid or declared in 2016 or 2015.  The following table sets forth certain information relating to the Company’s stock dividends declared during 2014:

						Total Number
				Dividend per	Number of Shares	of Shares
	Declaration Date	Record Date	Payment Date	Share	Outstanding	Distributed
Calendar year 2014	Mar. 5, 2014	Mar. 14, 2014	Mar. 28, 2014	0.50%	37,422,753	193,032

In August 2016, we completed a private placement with several institutional and individual investors, and certain of our directors and officers. Gross proceeds from the sale were $10.0 million. In accordance with applicable accounting standards, this transaction resulted in a discount from allocation of proceeds to separable instruments of $1.1 million and a beneficial conversion to common stock with a value of $1.1 million, both of which have been reflected as a deemed distribution to preferred shareholders in the year ended December 31, 2016. Further discussion of this transaction is discussed in Note 1 – Basis of Presentation.

Warrants

BIOLASE issues warrants for the sale of its common stock as approved by its Board. Warrants to purchase up to an aggregate of 2,035,398 unregistered shares of BIOLASE common stock at an exercise price of $2.00 per share were issued in connection with the August 2016 Private Placement. Warrants to purchase up to an aggregate of 9,205,862 unregistered shares of BIOLASE common stock at an exercise price of $4.00 per share were issued in connection with the November 2014 Private Placement. Both private placements are accounted for within stockholders’ equity on the Consolidated Balance Sheets in accordance with U.S. GAAP. In addition to the aforementioned warrants issued in connection with common stock transactions, the Company may also issue warrants in connection with strategic initiatives.

The following table summarizes warrant activity:

		Weighted-Average
		Exercise Price
	Shares	Per Share
Warrants outstanding, January 1, 2014	1,697,974	$5.44
Granted	9,205,862	$4.00
Exercised	(200,000)	$2.00
Forfeited, cancelled, or expired	(610,000)	$5.71
Warrants outstanding, December 31, 2014	10,093,836	$4.18
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding, December 31, 2015	10,093,836	$4.18
Granted	2,035,398	$2.00
Exercised	—	$—
Forfeited, cancelled, or expired	(722,974)	$6.50
Warrants outstanding, December 31, 2016	11,406,260	$3.64
Warrants exercisable, December 31, 2016	9,235,862	$4.00
Vested warrants expired during the 12 months ended December 31, 2016	—	n.a.

Stock Options

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, August 27, 2014, April 27, 2015 and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers and employees of the Company, directors of the Company, and consultants. As of December 31, 2016, a total of 15,550,000 shares have been authorized for issuance under the 2002 Plan, of which 3,557,068 shares of BIOLASE common stock have been issued pursuant to options that were exercised, 7,030,074 shares of BIOLASE common stock have been reserved for options and restricted stock units that are outstanding, and 4,962,858 shares of BIOLASE common stock remain available for future grant.

Stock options may be granted as incentive or non-qualified options; however, no incentive stock options have been granted to date. The exercise price of options is at least equal to the market price of the stock as of the date of grant. Options may vest over various periods but typically vest on a quarterly basis over four years. Options expire after five years, ten years, or within a specified time from termination of employment, if earlier. The Company issues new shares of BIOLASE common stock upon the exercise of stock options. The following table summarizes option activity under the 2002 Plan (in thousands, except per share data):

			Weighted-Average
		Weighted-Average	Remaining
		Exercise Price	Contractual Term	Aggregate Intrinsic
	Shares	Per Share	(Years)	Value(1)
Options outstanding, January 1, 2014	4,441	$3.51
Granted at fair market value	240	$2.23
Granted at above fair market value	369	$3.05
Exercised	(153)	$2.03
Forfeited, cancelled, or expired	(1,422)	$4.50
Options outstanding, December 31, 2014	3,475	$3.03
Granted at fair market value	1,931	$2.22
Granted at above fair market value	1,340	$2.46
Exercised	(38)	$1.15
Forfeited, cancelled, or expired	(2,215)	$2.64
Options outstanding, December 31, 2015	4,493	$2.72
Granted at fair market value	3,113	$1.42
Exercised	(1)	$0.82
Forfeited, cancelled, or expired	(993)	$3.01
Options outstanding, December 31, 2016	6,612	$2.06	7.70	$178
Options exercisable, December 31, 2016	3,352	$2.50	6.22	$63
Vested options expired during the 12 months ended December 31, 2016	387	$4.11

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options under the 2002 Plan that are outstanding and exercisable as of December 31, 2016:

	Options Outstanding			Exercisable
			Weighted-Average
	Number	Weighted-Average	Remaining	Number	Weighted-Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price
$ 0.82 — $ 1.43	1,207,757	$1.26	8.77	504,736	$1.28
$ 1.44 — $ 1.55	1,410,000	$1.45	9.80	33,332	$1.44
$ 1.56 — $ 2.10	1,470,510	$1.87	8.47	547,171	$1.94
$ 2.11 — $ 2.50	976,947	$2.28	7.22	975,155	$2.28
$ 2.51 — $ 3.50	1,054,499	$2.70	5.93	805,528	$2.70
$ 3.51 — $ 8.75	491,850	$4.59	1.53	486,433	$4.59
Total	6,611,563	$2.06	7.70	3,352,355	$2.50

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2016	2015	2014
Proceeds from stock options exercised	$1	$44	$312
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$—	$52	$108
Weighted-average fair value of options granted	$1.03	$1.54	$1.61
Total fair value of shares vested during the year	$1,728	$2,268	$1,208

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

2016 Stock Option Activity

On February 26, 2016, the Compensation Committee of the Board of Directors (the “Board”), awarded to certain employees and consultants of the Company a total of 295,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) 185,000 options, awarded to existing employees, vest ratably over a 48 month period, commencing one month from the grant date, and (ii) 110,000 options, awarded to new 2016 employees, vest 25% on the one-year anniversary of the grant date and the remainder ratably over the 36-month period, commencing 13 months after of the grant date.

On April 18, 2016, in connection with the hiring of the two new Vice Presidents, the Compensation Committee of the Board awarded 325,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $1.43 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting, with 25% vesting as of April 18, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on April 18, 2017, and (ii) one-half of the total grant is subject to specific 2016 and 2017 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 243,750 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

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

On August 29, 2016, in connection with the hiring of a new Senior Director, the Compensation Committee of the Board awarded 60,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.65 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to ratable time vesting over a forty-eight month period commencing on September 29, 2016, and (ii) one-half of the total grant is subject to specific 2017 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 60,000 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

On September 15, 2016, in connection with the hiring of a new Vice President, the Compensation Committee of the Board awarded 250,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.78 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of September 15, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on September 15, 2017, and (ii) one-half of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 250,000 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

On October 3, 2016, in connection with the hiring of a new Vice President, the Compensation Committee of the Board awarded 125,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.72 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of October 3, 2017 and the remaining 75% vesting ratably monthly over a thirty-six month period commencing on October 3, 2017, and (ii) one-half of the total grant is subject to specific 2017 through 2019 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 125,000 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

During the year ended December 31, 2016, the Compensation Committee of the Board granted non-qualified stock options to purchase 1.4 million shares of BIOLASE common stock to the Company’s President and Chief Executive Officer. The exercise price of such options ranged from $1.44-$1.45 per share, vest over two to four years, and expire 10 years from the grant date.

2015 Stock Option Activity

On January 2, 2015, the Compensation Committee of the Board granted non-qualified stock options to purchase 1,365,702 shares of BIOLASE common stock to certain officers of the Company in connection with a compensation plan for 2015 and 86,000 shares of BIOLASE common stock to members of the Dental Professional Advisory Board (“DPAB”) as consultants for the Company. These options were granted at an exercise price of $2.64, the closing market price of BIOLASE common stock on the grant date. Options granted to certain officers of the Company expire ten years from the grant date and vest as follows: (i) as to 50% of the options, one-fourth on the one year anniversary of the grant date and the remaining three-fourths, ratably over the next 36 month period, commencing on the thirteenth month from grant date over a requisite service period of four years, and (ii) as to 50% of the options, upon achievement of specific annual Company performance criteria with a requisite service period of one year. Options granted to the DPAB fully vest and become exercisable upon the achievement of specified performance conditions, as defined in the consulting agreements, and expires five years from grant date.

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

On December 31, 2015 the performance criteria related to the officer grants on January 2, 2015 was partially achieved and 80% of the performance-based options vested on January 2, 2016.  As a result, 122,038 shares became available under the 2002 Plan on December 31, 2015, and options to purchase 488,170 shares vested on January 2, 2016.

Restricted Stock Units

Under the 2002 Plan, effective February 26, 2016, the Compensation Committee of the Board granted the following awards:

•

388,500 restricted stock units (“RSUs”) were awarded to certain employees and consultants of the Company.  These awards were valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and fully vested on July 1, 2016.

•

140,000 RSUs were awarded to certain employees and consultants of the Company as part of their compensation plan.  These awards were valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and vest 25% on each of the first, second, third, and fourth anniversaries of the grant date.

•

In connection with the President and Chief Executive Officer’s employment agreement, the maximum performance bonus was awarded, consisting of (i) $100,000 paid in cash during the nine months ended September 30, 2016, and (ii) the grant of  59,523 RSUs, valued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date.  Half of these RSUs vested on March 30, 2016 and half of these RSUs vested on February 18, 2017.

On March 10, 2016, the Compensation Committee of the Board approved the grant of 70,000 RSUs to the Company’s Chief Financial Officer as part of his 2015 compensation.  These awards were valued at $1.23 per share, the closing market price of BIOLASE common stock on the grant date, and fully vested on July 1, 2016.

On May 6, 2016, as compensation for their service during the current year, non-employee directors of the Company were granted a total of 248,750 RSUs valued at $1.41 per share, the closing market price of BIOLASE common stock on the grant date.  These awards vest on May 6, 2017.

On August 27, 2014, as compensation for their service, non-employee directors of the Company were granted a total of 36,868 RSUs valued at $2.17 per share, the closing market price of BIOLASE common stock on the grant date. These awards vested over a 12-month period.

The following table summarize RSU activity under the 2002 Plan:

		Weighted-Average
		Grant Price
	Shares	Per Share
Unvested restricted stock units, January 1, 2014	—	$—
Granted	36,868	$2.17
Vested	—	$—
Forfeited or cancelled	—	$—
Unvested restricted stock units, December 31, 2014	36,868	$2.17
Granted	—	$—
Vested	(36,868)	$2.17
Forfeited or cancelled	—	$—
Unvested restricted stock units, December 31, 2015	—	$—
Granted	906,773	$1.06
Vested	(488,262)	$0.91
Forfeited or cancelled	—	$—
Unvested restricted stock units, December 31, 2016	418,511	$1.23

Inducement Stock-Based Awards

Effective March 9, 2015, the Compensation Committee of the Board granted non-qualified stock options to purchase up to 871,710 shares of BIOLASE common stock to the Company’s Chief Financial Officer in connection with his employment agreement with BIOLASE. These options were granted at an exercise price of $1.99 per share, the closing price of BIOLASE common stock on the grant date. These options expire ten years from the grant date and vest in two tranches as follows: (i) as to options to purchase 523,026 shares (the “First Tranche”), options to purchase 130,757 shares vested and became exercisable on March 9, 2016, and options to purchase 10,896 shares vest and become exercisable each month following March 9, 2016 for a period of 35 consecutive months, and options to purchase 10,909 shares vest and become exercisable on March 9, 2019, and (ii) as to options to purchase 348,684 shares (the “Second Tranche”), all such shares vest and become exercisable on March 9, 2025 or based on the Company’s achievement of certain enumerated financial performance targets or other milestones, at the discretion of the Compensation Committee of the Board. The fair value of the First Tranche of $1.48 per share was estimated using the Black-Scholes option-pricing model with assumptions of 6.1 years for expected term, 88.79% volatility and 1.83% risk-free interest rate. The fair value of the Second Tranche of $1.70 per share was estimated using the Black-Scholes option-pricing model with assumptions of 10.0 years for expected term, 87.87% volatility and 2.19% risk-free interest rate. On December 30, 2016, the Chief Financial Officer tendered his resignation and entered into a transition letter agreement with the Company. Pursuant to the transition letter agreement, modifications occurred to vest 294,205 unvested options and extend the exercise period of 623,026 vested stock options from 90 days to one year. As a result of these modifications, the Company recognized additional compensation expense of $215,000 for the year ended December 31, 2016.

On June 23, 2015 the Board elected to accelerate options to purchase 100,000 shares in the Second Tranche of the Chief Financial Officer’s award.  As of December 31, 2016, 100,000 shares were vested and exercisable.

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

Also effective July 13, 2015, the Compensation Committee of the Board awarded 870,000 stock-settled RSUs to its President and Chief Executive Officer in connection with his employment agreement with BIOLASE.  The RSUs are valued at $1.64 per share and vest upon the achievement of specific interim and annual Company performance criteria. As of December 31, 2016, 435,000 stock-settled RSUs remain outstanding.

On July 13, 2014, the Compensation Committee of the Board approved the previous Chief Executive Officer’s stock-based compensation consisting of non-qualified stock options to purchase 172,282 shares of BIOLASE common stock at an exercise price of $1.98 per share and 37,879 RSUs valued at $1.98 per share. All of the non-qualified stock options are vested and outstanding, and none of the RSUs remain outstanding as of December 31, 2016.

NOTE 8 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 64%, 61%, and 63% of net revenue and international sales accounted for approximately 36%, 39%, and 37% of net revenue for the years ended December 31, 2016, 2015, and 2014, respectively. No individual international country represented more than 10% of net revenue during the years ended December 31, 2016, 2015, and 2014.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$33,385	$29,433	$29,848
International	18,425	19,042	17,808
	$51,810	$48,475	$47,656

Long-lived assets by geographic location was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$4,175	$3,401	$921
International	302	326	374
	$4,478	$3,727	$1,295

NOTE 9 — CONCENTRATIONS

Revenue from the Company’s products for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
Laser systems	67.9%	67.5%	61.9%
Imaging systems	5.9%	4.6%	9.0%
Consumables and other	13.3%	14.2%	13.7%
Services	12.6%	13.3%	15.1%
License fees and royalties	0.3%	0.4%	0.3%
Total revenue	100.0%	100.0%	100.0%

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2016 and 2015.

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

NOTE 10 — SUBSEQUENT EVENTS (unaudited)

Leadership Addition

On March 1, 2017, the Company announced the appointment of a new Senior Vice President and Chief Financial Officer, with significant leadership and technical experience in finance and business management from both public and private companies.

Equity Awards

Effective February 6, 2017, the Compensation Committee of Board issued the following awards:

Stock Options

611,000 non-qualified stock options to purchase shares of BIOLASE common stock were awarded to certain employees of the Company.  These awards were valued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) for the 586,000 options awarded to existing employees, one-half vest on the first anniversary of award date and one-half vest on the second anniversary of the award date, and (ii) for the 25,000 options awarded to new employees, 25% vest on February 6, 2018 and the remainder ratably over the 36-month period, commencing on March 6, 2018.

Restricted Stock Units and Other Awards

80,000 RSUs were awarded to an employee of the Company as part of his 2017 compensation. These awards were valued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and will vest as follows: (i) 30,000 of the RSUs vest on March 14, 2017, (ii) 20,000 of the RSUs vest on September 14, 2017, and (iii) 30,000 of the RSUs vest on May 10, 2018.

1,000,000 stock-settled RSUs were awarded to the Company’s President and Chief Executive Officer as part of his 2017 compensation.  These RSUs were valued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date. These RSUs vest as follows: (i) one-quarter of the RSUs vest on February 6, 2019, (ii) one-eighth of the RSUs vest on February 6, 2020, (iii) one-eighth of the RSUs vest on February 6, 2021, and (iv) one-half of the RSUs vest upon the achievement of specific interim and annual Company performance criteria.

Further discussion of the stock-based compensation is discussed in Note 7 – Stockholders’ Equity.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2016, 2015, and 2014

(in thousands)

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
Year Ended December 31, 2016:
Allowance for doubtful accounts	$1,765	$(438)	$(118)	$1,209
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	49,514	4,796	—	54,310
Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,711	$86	$(32)	$1,765
Allowance for sales returns	110	100	—	210
Allowance for tax valuation	42,069	7,445	—	49,514
Year Ended December 31, 2014:
Allowance for doubtful accounts	$573	$1,261	$(123)	$1,711
Allowance for sales returns	110	—	—	110
Allowance for tax valuation	35,566	6,503	—	42,069

S-1