Form 10-Q
period 2017-03-31
BIOLASE, INC
filed 2017-05-04
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 1, 2017, the registrant had 67,660,712 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,576	$8,924
Restricted cash equivalent	251	251
Accounts receivable, less allowance of $1,219 in 2017 and $1,209 in 2016	9,220	9,784
Inventory, net	14,693	13,523
Prepaid expenses and other current assets	1,576	1,505
Total current assets	29,316	33,987
Property, plant, and equipment, net	4,465	4,478
Goodwill	2,926	2,926
Other assets	333	550
Total assets	$37,040	$41,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,183	$9,125
Accrued liabilities	5,163	5,778
Customer deposits	94	101
Deferred revenue, current portion	2,666	3,010
Total current liabilities	17,106	18,014
Deferred income taxes, net	813	798
Deferred revenue, long-term	20	23
Warranty accrual, long-term	487	773
Other liabilities, long-term	248	268
Total liabilities	18,674	19,876
Commitments, contingencies, and subsequent event (Notes 8 and 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 88,494 shares issued in 2017 and 2016, respectively; no shares outstanding in 2017 and 2016, respectively	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 67,660,712 and 67,565,951 shares issued and outstanding in 2017 and 2016, respectively	68	68
Additional paid-in-capital	201,577	201,198
Accumulated other comprehensive loss	(846)	(876)
Accumulated deficit	(182,433)	(178,325)
Total stockholders' equity	18,366	22,065
Total liabilities and stockholders' equity	$37,040	$41,941

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Products and services revenue	$10,842	$10,979
License fees and royalty revenue	32	31
Net revenue	10,874	11,010
Cost of revenue	6,921	7,366
Gross profit	3,953	3,644
Operating expenses:
Sales and marketing	4,184	3,804
General and administrative	2,416	2,267
Engineering and development	1,429	1,886
Total operating expenses	8,029	7,957
Loss from operations	(4,076)	(4,313)
(Loss) gain on foreign currency transactions	(1)	71
Interest income, net	9	17
Non-operating income, net	8	88
Loss before income tax provision	(4,068)	(4,225)
Income tax provision	40	40
Net loss	(4,108)	(4,265)
Other comprehensive income items:
Foreign currency translation adjustment	30	99
Comprehensive loss	$(4,078)	$(4,166)

Net loss per share:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)
Shares used in the calculation of net loss per share:
Basic	67,583	58,228
Diluted	67,583	58,228

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,108)	$(4,265)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	290	212
Provision (recovery) for bad debts, net	10	(15)
Provision for inventory excess and obsolescence	225	—
Stock-based compensation	379	834
Deferred income taxes	15	15
Earned interest income, net	(9)	(16)
Changes in operating assets and liabilities:
Accounts receivable	564	(1,126)
Inventory	(1,395)	(1)
Prepaid expenses and other current assets	146	(31)
Customer deposits	(7)	46
Accounts payable and accrued liabilities	(885)	(155)
Deferred revenue	(347)	(270)
Net cash and cash equivalents used in operating activities	(5,122)	(4,772)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(208)	(343)
Net cash and cash equivalents used in investing activities	(208)	(343)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(43)	(43)
Net cash and cash equivalents used in financing activities	(43)	(43)
Effect of exchange rate changes	25	86
Decrease in cash and cash equivalents	(5,348)	(5,072)
Cash and cash equivalents, beginning of period	8,924	11,699
Cash and cash equivalents, end of period	$3,576	$6,627
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$1	$1
Income taxes paid	$7	$33
Supplemental cash flow disclosure - Non-cash:
Accrued capital expenditures and tenant improvement allowance	$174	$70

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company”), incorporated in Delaware in 1987, is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and three-dimensional CAD/CAM intra-oral scanners.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

The consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, incurred a net loss, and used cash in operating activities for the three months ended March 31, 2017. The Company has also suffered recurring losses from operations during the three years ended December 31, 2016. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, and the uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 80,644 shares of BIOLASE Series D Participating Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants (the “Warrants”) to purchase up to an aggregate of 3,925,871 unregistered shares of BIOLASE common stock at an exercise price of $1.80 per share (the “Exercise Price”), subject to customary anti-dilution adjustments. Each share of Preferred Stock converts automatically into shares of BIOLASE common stock upon receipt of stockholder approval and was initially convertible into 100 shares of common stock, reflecting a conversion price equal to $1.24 per share, which is the closing price of BIOLASE common stock quoted on the NASDAQ Capital Market on April 10, 2017. The shares of Preferred Stock have no other conversion rights. The Warrants become exercisable on October 18, 2017 and expire five years after the date of issuance or, if earlier, five business days after the Company delivers notice that the closing price per share of BIOLASE common stock exceeded the Exercise Price for 20 consecutive trading days during the exercise period. Gross proceeds from the sale were approximately $10.5 million.

As of March 31, 2017, the Company had working capital of approximately $12.2 million. The Company’s principal sources of liquidity as of March 31, 2017 consisted of approximately $3.8 million in cash, cash equivalents and restricted cash and $9.2 million of net accounts receivable.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, generate cash from operations or obtain additional funds when needed. The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through expansion of its product offerings, continuing to expand and develop its field sales force and distributor relationships, both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of its advanced medical technologies, and reducing expenses.

Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into a line of credit facility. The Company cannot provide assurances that it will be able to successfully consummate any such equity or debt financings, or enter into any such line of credit facility, in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2016 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2017 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2016 Form 10-K.

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

Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), as part of its simplification initiative. The standard requires inventory within the scope of ASU 2015-11 to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using the-last-in-first-out method or the retail inventory method. ASU 2015-11 applies to all entities and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-11 as of January 1, 2017. The adoption of ASU 2015-11 did not have a material effect on the Company’s consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) (“ASC 2015-17”).  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted.  The Company adopted ASU 2015-17 as of January 1, 2017. The adoption of ASU 2015-17 did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The updated standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2016-09 as of January 1, 2017, and made the accounting policy election to estimate the number of awards expected to vest for stock-based compensation expense. The adoption of ASU 2016-09 and related accounting policy election did not have a material effect on the Company’s consolidated financial statements.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt the standard during the year ending December 31, 2018. The expected adoption method and implementation analysis of ASU 2014-09 is in the early stages and the Company expects to have further information following the second quarter of 2017. The FASB has issued and may issue in the future, interpretive guidance, which may impact the Company’s implementation analysis.

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

NOTE 3—STOCK-BASED AWARDS AND PER SHARE INFORMATION

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of March 31, 2017, a total of 15,550,000 shares of BIOLASE common stock have been authorized for issuance under the 2002 Plan, of which 3,651,829 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock, 8,420,559 shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 3,477,612 shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation expense of $379,000 and $834,000, for the three months ended March 31, 2017 and 2016, respectively, based on the grant-date fair value.  Stock-based compensation expense for the three months ended March 31, 2017 includes the reversal of $428,000 resulting from the reassessment of certain performance based equity awards. The net impact to earnings was $(0.01), and $(0.01) per basic and diluted share for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company had approximately $5.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$40	$70
Sales and marketing	73	134
General and administrative	193	551
Engineering and development	73	79
	$379	$834

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2017	2016
Expected term	5.8 years	6.3 years
Volatility	79.43%	86.30%
Annual dividend per share	$—	$—
Risk-free interest rate	1.98%	1.42%

A summary of option activity under the 2002 Plan for the three months ended March 31, 2017 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2016	6,612	$2.06	7.70	$178
Granted at fair market value	611	$1.55
Exercised	—
Forfeited, cancelled, or expired	(206)	$2.14
Options outstanding at March 31, 2017	7,017	$2.02	7.72	$160
Options exercisable at March 31, 2017	3,582	$2.42	6.29	$71
Vested options expired during the quarter ended March 31, 2017	63	$2.91

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity under the 2002 Plan for the three months ended March 31, 2017 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2016	3,259	$1.16
Granted	611	$1.05
Vested	(304)	$1.10
Forfeited or cancelled	(131)	$1.23
Unvested options at March 31, 2017	3,435	$1.15

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Proceeds from stock options exercised	$—	$—
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—
Weighted-average fair value of options granted during period	$1.05	$0.67
Total fair value of shares vested during the period	$334	$708

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

Effective February 6, 2017, the Compensation Committee of the BIOLASE board of directors (the “Board”) issued 611,000 non-qualified stock options to purchase shares of BIOLASE common stock to certain employees of the Company.  These awards were issued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) for the 586,000 options awarded to existing employees, one-half vest on the first anniversary of award date and one-half vest on the second anniversary of the award date and (ii) for the 25,000 options awarded to new employees, 25% vest on February 6, 2018 and the remainder vest ratably over the 36-month period, commencing on March 6, 2018.

Inducement Stock-Based Awards

On March 13, 2017, and as amended on April 19, 2017, in connection with the hiring of a new Vice President of Sales, the Compensation Committee of the Board awarded non-qualified stock options to purchase 400,000 shares of BIOLASE common stock.  This award was issued at $1.17 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) two-fifths of the total grant is subject to time vesting with 25% vesting as of March 13, 2018 and the remaining 75% vesting ratably monthly over a 36-month period commencing on March 13, 2018, and (ii) three-fifths of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon satisfaction of the applicable performance criteria.

On March 27, 2017, in connection with the hiring of a new Senior Vice President and Chief Financial Officer, the Compensation Committee of the Board awarded non-qualified stock options to purchase 600,000 shares of BIOLASE common stock.  This award was issued at $1.28 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) two-thirds of the total grant is subject to time vesting with 25% vesting as of March 27, 2018 and the remaining 75% vesting ratably monthly over a 36-month period commencing on March 27, 2018, and (ii) one-third of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon satisfaction of the applicable performance criteria. This award was forfeited upon the departure of the Senior Vice President and Chief Financial Officer in May 2017.

Restricted Stock Units

Effective February 6, 2017, the Compensation Committee of the Board approved the grant of the following awards:

80,000 RSUs were awarded to an employee of the Company as part of the employee’s 2017 compensation. These awards were valued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and vest as follows: (i) 30,000 of the RSUs vest on March 14, 2017, (ii) 20,000 of the RSUs vest on September 14, 2017, and (iii) 30,000 of the RSUs vest on May 10, 2018.

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

A summary of unvested RSU activity under the 2002 Plan for the three months ended March 31, 2017 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted stock units at December 31, 2016	418,511	$1.23
Granted	1,080,000	$1.55
Vested	(94,761)	$1.13
Forfeited or cancelled	—	$—
Unvested restricted stock units at March 31, 2017	1,403,750	$1.48

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.  A summary of warrant activity for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2016	11,406,260	$3.64
Granted or Issued	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	—	$-
Warrants outstanding at March 31, 2017	11,406,260	$3.64
Warrants exercisable at March 31, 2017	11,271,260	$3.64
Vested warrants expired during the quarter ended March 31, 2017	—	$—

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

Outstanding stock options, restricted stock units and warrants to purchase approximately 22,927,127 shares were not included in the calculation of diluted loss per share for the three months ended March 31, 2017, as their effect would have been anti-dilutive.  For the same 2016 period, anti-dilutive outstanding stock options and warrants to purchase 15,227,739 shares were not included in the computation of diluted loss per share.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method, and is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$5,021	$4,837
Work-in-process	2,532	2,261
Finished goods	7,140	6,425
Inventory, net	$14,693	$13,523

Inventory is net of a provision for excess and obsolete inventory totaling $1.9 million and $1.7 million as of March 31, 2017 and December 31, 2016, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Building	$199	$196
Leasehold improvements	2,003	2,003
Equipment and computers	6,170	6,163
Furniture and fixtures	599	599
Construction in progress	1,857	1,590
	10,828	10,551
Accumulated depreciation and amortization	(6,517)	(6,225)
	4,311	4,326
Land	154	152
Property, plant, and equipment, net	$4,465	$4,478

Depreciation and amortization expense related to property, plant, and equipment totaled $290,000 and $198,000 for the three months ended March 31, 2017 and 2016, respectively.

The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $264,000 as of March 31, 2017.  For additional information on the capital lease, see Note 8 – Commitments and Contingencies.

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

As of March 31, 2017 and December 31, 2016, the Company had goodwill (indefinite life) of $2.9 million. As of March 31, 2017 and December 31, 2016, all intangible assets have been fully amortized. There was no amortization expense for the three months ended March 31, 2017. Amortization expenses for the three months ended March 31, 2016 totaled $14,000.

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Payroll and benefits	$2,164	$2,147
Warranty accrual, current portion	973	933
Taxes	493	638
Accrued professional services	946	782
Accrued capital lease obligations, current portion	117	159
Accrued insurance premium	206	906
Other	264	213
Total accrued liabilities	$5,163	$5,778

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three months ended March 31, 2017 and 2016 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Initial warranty accrual, beginning balance	$1,706	$2,188
Provision for estimated warranty cost	(23)	61
Warranty expenditures	(223)	(189)
	1,460	2,060
Less warranty accrual, long-term	487	973
Total warranty accrual, current portion	$973	$1,087

Deferred revenue is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Undelivered elements (training, installation, and product and support services)	$1,075	$1,404
Extended warranty contracts	1,499	1,487
Deferred royalties	112	142
Total Deferred Revenue	2,686	3,033
Less long-term amounts:
Deferred royalties	20	23
Total Deferred Revenue - Long-Term	20	23
Total Deferred Revenue - Current	$2,666	$3,010

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

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments, for the year ending December 31, 2017 is $117,000.  The current obligation with respect to the present value of net minimum lease payments of $117,000 is reflected in the Consolidated Balance Sheets classified as an accrued liability, and there was no remaining portion of the present value of net minimum lease payments classified as a long-term obligation within capital lease obligations as of March 31, 2017.

Future minimum rental commitments under lease agreements, including both operating and capital leases (principle and interest), with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2017	$654
2018	735
2019	656
2020	218
Thereafter	—
Total future minimum lease obligations	$2,263

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.8 million, in the aggregate, at March 31, 2017. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of March 31, 2017, approximately $67,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders.  As of March 31, 2017, the Company had $15.2 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule or adjust requirements prior to supplier fulfillment.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the Court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit. The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and on February 28, 2013, the Court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board (the “Patent Board”).  On March 17, 2014, the Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Patent Board.  On July 1, 2014, the Patent Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  On July 1, 2015, the Patent Board issued a decision that was generally favorable to the Company.   On July 31, 2015, CAO requested a rehearing of the decision.  On November 27, 2015, the Patent Board issued its decision regarding CAO’s request for rehearing, partially granting CAO’s request.  On January 27, 2016, CAO filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit for review of the Patent Board’s decision dated July 1, 2015 and the Patent Board’s decision regarding CAO’s request for rehearing. CAO filed its opening appeal brief on June 1, 2016, and BIOLASE filed its responsive brief on July 25, 2016. CAO filed its reply brief on August 11, 2016. Oral argument before the Federal Circuit was held on January 11, 2017 and, on January 27, 2017, an order was entered by the Federal Circuit affirming all of the Patent Board’s findings. On February 9, 2017, the parties jointly filed a document with the court in the Utah litigation notifying it of the Federal Circuit’s decision and requesting that the stay remain in place until a reexamination certificate issues. The reexamination certificate is expected to issue in the next few months.

NOTE 9—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.  For the three months ended March 31, 2017 and 2016, sales to customers in the United States accounted for approximately 63% and 58% of net revenue, respectively, and international sales accounted for approximately 37% and 42% of net revenue, respectively.   No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2017 or 2016.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
United States	$6,843	$6,401
International	4,031	4,609
	$10,874	$11,010

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2017	2016
United States	$4,161	$4,176
International	304	302
	$4,465	$4,478

NOTE 10—CONCENTRATIONS

Revenue from the Company’s products for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
Laser systems	61.9%	62.3%
Imaging systems	5.7%	6.3%
Consumables and other	15.6%	16.1%
Services	16.5%	15.0%
License fees and royalties	0.3%	0.3%
Total revenue	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2017 or 2016.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2017 or December 31, 2016.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2017 and 2016. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $40,000 and $40,000, respectively, resulting in an effective tax rate of (1.0)% and (0.9)%, respectively. The income tax provisions for the three months ended March 31, 2017 and 2016 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 12—SUBSEQUENT EVENT

Convertible Preferred Stock and Warrant Transaction

On April 18, 2017, the Company completed a private placement with several institutional and individual investors and certain of its directors and officers, under which the Company sold an aggregate of 80,644 shares of Preferred Stock and Warrants to purchase up to an aggregate of 3,925,871 unregistered shares of BIOLASE common stock at the Exercise Price, subject to customary anti-dilution adjustments. Each share of Preferred Stock converts automatically into shares of BIOLASE common stock upon receipt of stockholder approval and was initially convertible into 100 shares of common stock, reflecting a conversion price equal to 1.24 per share, which is the closing price of BIOLASE common stock quoted on the NASDAQ Capital Market on April 10, 2017. The shares of Preferred Stock have no other conversion rights. The Warrants become exercisable on October 18, 2017 and expire five years after the date of issuance or, if earlier, five business days after the Company delivers notice that the closing price per share of BIOLASE common stock exceeded the Exercise Price for 20 consecutive trading days during the exercise period. Gross proceeds from the sale were approximately $10.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our plans to expand our product line, operating expenses, anticipated cash needs, needs for additional financing, plans to explore potential collaborations, effects of engineering and development efforts, critical accounting policies, the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, market opportunities, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

The forward-looking statements contained in this Item 2 are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	global economic uncertainty and volatility in financial markets;
•	inability to raise additional capital on terms acceptable to us;
•	our relationships with, and the efforts of, third-party distributors;
•	failure in our efforts to train dental practitioners or to overcome the hesitation of dentists and patients to adopt laser technologies;
•	inconsistencies between future data and our clinical results;
•	competition from other companies, including those with greater resources;
•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;
•	the inability of our customers to obtain third-party reimbursement for their use of our products;
•	limitations on our ability to use net operating loss carryforwards;
•	problems in manufacturing our products;
•	warranty obligations if our products are defective;
•	adverse publicity regarding our technology or products;
•	adverse events to our patients during the use of our products, regardless of whether caused by our products;

•	issues with our suppliers, including the failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;
•	rapidly changing standards and competing technologies;
•	our inability to effectively manage and implement our growth strategies;
•	risks associated with operating in international markets, including potential liabilities under the Foreign Corrupt Practices Act;
•	breaches of our information technology systems;
•	seasonality;
•	litigation, including the failure of our insurance policies to cover certain expenses relating to litigation and our inability to reach a final settlement related to certain litigation;
•	disruptions to our operations at our primary facility;
•	loss of our key management personnel or our inability to attract or retain qualified personnel;
•

risks and uncertainties relating to acquisitions, including difficulties integrating acquired businesses successfully into our existing operations and risks of discovering previously undisclosed liabilities;

•	failure to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or maintain adequate internal control over financial reporting;
•	climate change initiatives;
•	failure of our intellectual property rights to adequately protect our technologies and potential third-party claims that our products infringe their intellectual property rights;
•	changes in government regulation or the inability to obtain or maintain necessary governmental approvals;
•	our failure to comply with existing or new laws and regulations, including fraud and abuse and health information privacy and securities laws;
•	changes in the Food and Drug Administration’s (“FDA’s”) regulatory requirements applicable to laser products, dental devices, or both; and
•	recall or other regulatory action concerning our products after receiving FDA clearance or approval.

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2016 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Overview

We are a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including cone beam digital x-rays and CAD/CAM intra-oral scanners. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. We have clearance from the FDA to market and sell our laser systems in the United States and also have the necessary registration to market and sell our laser systems in Canada, the European Union, and many other countries outside the United States. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 210 issued and 90 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through March 31, 2017 we sold approximately 34,200 laser systems in over 90 countries around the world. Contained in this total are over 11,900 Waterlase systems, including approximately 7,800 Waterlase MD and iPlus systems.

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

Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical outcomes, reduce the need to use anesthesia, help reduce trauma, pain, and discomfort associated with dental procedures, and increase patient acceptance for treatment protocols. We also believe there is a large market opportunity for digital radiography systems and CAD/CAM intra-oral scanners that improve practice efficiency and accuracy of diagnosis, leading to superior treatment planning, increased practice revenue, and healthier outcomes for patients.

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

We also seek to create value through innovation and leveraging existing technologies into adjacent medical applications.  We plan to expand our product line and clinical applications by developing enhancements and transformational innovations, including new clinical solutions for dental applications and for other adjacent medical applications. In particular, we believe that our existing technologies can provide significant improvements over existing standards of care in fields including ophthalmology, otolaryngology, orthopedics, podiatry, pain management, aesthetics/dermatology, veterinary, and consumer products. We plan to continue to explore potential collaborations to apply our proprietary laser technologies with expanded FDA-cleared indications to other medical applications in the future.

Recent Developments

New Leadership Additions

Consistent with our goal to focus our energies on strengthening our leadership, and worldwide competitiveness and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team. In March 2017, we appointed a new Vice President of Sales for the Americas, with more than 24 years of experience in medical device sales and sales leadership in start-up, turnaround and high-growth environments.

New Products

In January 2017, we received FDA clearance for, and launched, Epic Pro, a powerful and innovative dental diode laser system, making it available for sale in the U.S., as well as in select countries in Europe, the Middle East and Asia. The Epic Pro, which offers more power than most diode lasers in dentistry, is the first product to be introduced resulting from our strategic development agreement with IPG Medical. The newest addition to the Epic family of dental soft-tissue lasers, Epic Pro features several new innovations, such as a new super pulse technology for more precise, enhanced laser tissue cutting; real-time automatic power control to enhance speed and consistency when performing surgery; and pre-initiated, bendable, disposable tips with new smart tip technology to ensure tip performance and quality. The Epic Pro laser system has FDA clearance for dental and surgical operations and is intended for use in contact and non-contact techniques for incision, excision, vaporization, ablation, hemostasis, or coagulation of intraoral and extra-oral soft tissue (including marginal and interdental gingiva and epithelial lining of free gingiva).

In February 2017, we launched the fifth-generation Waterlase Express all-tissue laser system. Waterlase Express represents the newest addition to our Waterlase portfolio of Er,Cr:YSGG all-tissue lasers. Waterlase Express was exhibited at the Chicago Dental Society’s mid-winter meeting in February 2017. Designed for easy and intuitive operation, integrated learning, and portability, Waterlase Express is our next-generation Waterlase system. Waterlase Express has FDA clearance for commercial distribution, and is available for sale to dentists in the U.S. as well as select countries in Europe, the Middle East, Latin America and Asia.

Private Placement

On April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 80,644 shares of BIOLASE Series D Participating Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants to purchase up to an aggregate of 3,925,871 unregistered shares of BIOLASE common stock at an exercise price of $1.80 per share, subject to customary anti-dilution adjustments. Each share of Preferred Stock converts automatically into shares of BIOLASE common stock upon receipt of stockholder approval and was initially convertible into 100 shares of common stock, reflecting a conversion price equal to $1.24 per share, which is the closing price of BIOLASE common stock quoted on the NASDAQ Capital Market on April 10, 2017.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2016 Form 10-K. There have been no significant changes during the three months ended March 31, 2017 in our critical accounting policies from those disclosed in Item 7 of the 2016 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended
	March 31,
	2017	2016
Products and services revenue	99.7%	99.7%
License fees and royalty revenue	0.3%	0.3%
Net revenue	100.0%	100.0%
Cost of revenue	63.6%	66.9%
Gross profit	36.4%	33.1%
Operating expenses:
Sales and marketing	38.5%	34.6%
General and administrative	22.2%	20.6%
Engineering and development	13.1%	17.1%
Total operating expenses	73.8%	72.3%
Loss from operations	(37.4%)	(39.2%)
Non-operating loss, net	0.1%	0.8%
Loss before income tax provision	(37.3%)	(38.4%)
Income tax provision	0.4%	0.4%
Net loss	(37.7%)	(38.8%)

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

	Three Months Ended
	March 31,
	2017	2016
GAAP net loss	$(4,108)	$(4,265)
Adjustments:
Interest income, net	(9)	(17)
Income tax provision	40	40
Depreciation and amortization	290	212
Stock-based compensation	379	834
Non-GAAP net loss	$(3,408)	$(3,196)

Comparison of Results of Operations

Three months ended March 31, 2017 and 2016

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2017 (the “First Quarter 2017”) and the three months ended March 31, 2016 (the “First Quarter 2016”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2017		2016		Change	Change
Laser systems	$6,729	61.9%	$6,864	62.3%	$(135)	(2.0%)
Imaging systems	626	5.7%	692	6.3%	(66)	(9.5%)
Consumables and other	1,692	15.6%	1,775	16.1%	(83)	(4.7%)
Services	1,795	16.5%	1,648	15.0%	147	8.9%
Total products and services	10,842	99.7%	10,979	99.7%	(137)	(1.2%)
License fees and royalty	32	0.3%	31	0.3%	1	3.2%
Net revenue	$10,874	100.0%	$11,010	100.0%	$(136)	(1.2%)

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

Total revenue by geographic location based on the location of customers for the three months ended March 31, 2017 and 2016, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2017		2016		Change	Change
United States	$6,843	62.9%	$6,401	58.1%	$442	6.9%
International	4,031	37.1%	4,609	41.9%	(578)	(12.5%)
Net revenue	$10,874	100.0%	$11,010	100.0%	$(136)	(1.2%)

The overall decrease in quarter-over-quarter net revenue resulted primarily from laser systems sales, which decreased by $135,000, or 2%, in the First Quarter 2017 compared to the First Quarter 2016.  Sales of our core laser products improved 14% domestically, while sales of our core laser products internationally decreased by 15%.  The decrease in quarter-over-quarter net revenue also resulted from decreases in imaging systems revenue and consumables and other revenue, which consists of consumable products such as disposable tips. Imaging systems revenue decreased by $66,000, or 10%, while consumables and other revenue decreased by $83,000, or 5%, in the First Quarter 2017 compared to the First Quarter 2016.

Partially offsetting decreases in laser systems, imaging systems and consumables and other revenue, was an increase to services revenue, which consists of extended warranty service contracts, advanced training programs, and other services. Services revenue increased $147,000, or 9%, in the First Quarter 2017 compared to the First Quarter 2016, driven by a 10% increase in domestic services revenue.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the First Quarter 2017 and the First Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2017		2016		Change	Change
Net revenue	$10,874	100.0%	$11,010	100.0%	$(136)	(1.2%)
Cost of revenue	6,921	63.6%	7,366	66.9%	(445)	(6.0%)
Gross profit	$3,953	36.4%	$3,644	33.1%	$309	8.5%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 9% improvement in gross profit as a percentage of revenue for the First Quarter 2017, as compared to First Quarter 2016, reflected a larger mix of domestic laser sales, specifically the Waterlase iPlus, which typically have higher product margins due to higher pricing.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the three months ended March 31, 2017 and 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2017		2016		Change	Change
Sales and marketing	$4,184	38.5%	$3,804	34.6%	$380	10.0%
General and administrative	2,416	22.2%	2,267	20.6%	149	6.6%
Engineering and development	1,429	13.1%	1,886	17.1%	(457)	(24.2%)
Total operating expenses	$8,029	73.8%	$7,957	72.3%	$72	0.9%

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the First Quarter 2017 compared to the First Quarter 2016 increased by $380,000, or 10%, primarily due to increases in convention related expenses of $253,000 and media, advertising, and printing expenses of $95,000. During the First Quarter 2017, we participated in the Chicago Dental Society’s mid-winter meeting and the International Dental Show in Cologne, Germany, which led to higher convention related expenses and increased media, advertising, and printing expenses. As we continue into 2017, we have maintained our focus on (i) enhancing customer acquisition, retention and global brand awareness, and (ii) rebuilding our sales and marketing team domestically and internationally.  In striving to transform and maintain revenue growth, we expect sales and marketing expenses to decrease as a percentage of revenue for the remainder of 2017.

General and Administrative Expense. General and administrative expenses in the First Quarter 2017 compared to the First Quarter 2016 increased by $149,000, or 7%, primarily due to an increase of $278,000 in patent fees resulting from our efforts to protect our intellectual property and an increase in depreciation expense of $66,000, partially offset by a decrease in payroll and consulting-related expenses of $239,000. The decrease in payroll and consulting-related expenses is comprised of increases in wages and salaries of $128,000, which was more than offset by a decrease in stock-based compensation expense of $357,000 resulting from the reassessment of certain performance based equity awards. We expect general and administrative expenses to remain consistent as a percentage of revenue through the remainder of 2017.

Engineering and Development Expense. Engineering and development expenses in the First Quarter 2017 compared to the First Quarter 2016 decreased by $457,000, or 24%, primarily due to a $344,000 decrease in operating supplies and an $157,000 decrease in payroll and consulting related expenses.  We expect to maintain our investment in engineering and development activity as we continue our efforts on new product development for the remainder of 2017.

Gain (Loss) on Foreign Currency Transactions. We realized a $1,000 loss on foreign currency transactions during the First Quarter 2017, compared to a $71,000 gain on foreign currency transactions during the First Quarter 2016, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income, Net.  Interest income during the First Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”). We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Interest income, net totaled $9,000 for First Quarter 2017, as compared to $17,000 for First Quarter 2016.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $40,000 for the First Quarter 2017, compared to a provision of $40,000 for the First Quarter 2016. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.1 million for the First Quarter 2017 compared to a net loss of $4.3 million for the First Quarter 2016. The $157,000, or 4%, decrease in net loss was due to a $445,000, or 6%, reduction in cost of revenue and a $309,000, or 9%, increase in gross profit.

Liquidity and Capital Resources

At March 31, 2017, the Company had approximately $3.8 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents of $5.3 million at March 31, 2017 as compared to December 31, 2016, was primarily due to cash used in operating, investing and financing activities of $5.1 million, $208,000, and $43,000, respectively.  The $5.1 million of net cash used in operating activities was primarily driven by the Company’s net loss of $4.1 million for the quarter ended March 31, 2017.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash flows used in operating activities	$(5,122)	$(4,772)
Net cash flows used in investing activities	(208)	(343)
Net cash flows used in financing activities	(43)	(43)
Effect of exchange rate changes	25	86
Net change in cash and cash equivalents	$(5,348)	$(5,072)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for First Quarter 2017, totaled $5.1 million and was primarily comprised of our net loss of $4.1 million, partially offset by non-cash adjustments for stock-based compensation expenses of $379,000, provision for bad debts of $10,000, provision for inventory excess and obsolescence of $225,000, depreciation and amortization expenses of $290,000, deferred income taxes of $15,000 and earned interest income, net of $9,000.  The $1.9 million net decrease in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $0.9 million related to the timing of our payments, a decrease of $347,000 in deferred revenue resulting from less deferred services revenue, a decrease in customer deposits of $7,000 and an increase in inventory of $1.4 million resulting from new product inventory, partially offset by a decrease in accounts receivable of $564,000 related to the timing of our collections and a decrease in prepaid expenses and other assets of $146,000.

Investing Activities

Cash used in investing activities for the First Quarter 2017 consisted of $208,000 of capital expenditures. The period-over-period decrease was primarily due to First Quarter 2016 capital expenditures of information technology equipment and a new enterprise resource planning system implementation.

Financing Activities

Net cash used by financing activities for the First Quarter 2017 and the First Quarter 2016 of $43,000 resulted from payments on our capital lease obligations.

Effect of Exchange Rate

The $25,000 effect of exchange rate on cash for First Quarter 2017 was primarily due to a recognized gain on foreign currency transactions, primarily the Euro currency conversion rates of the First Quarter 2017 compared to First Quarter 2016.

Future Liquidity Needs

As of March 31, 2017, the Company had working capital of approximately $12.2 million. Our principal sources of liquidity as of March 31, 2017 consisted of approximately $3.8 million in cash, cash equivalents and restricted cash and $9.2 million of net accounts receivable.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our fields sales force and distribution relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses.  Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into a line of credit facility. We cannot provide assurance that we will be able to successfully consummate any such equity or debt financings or enter into any such line of credit facility in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please refer to Part I, Item 1, Note 2 – Summary of Significant Accounting Policies, which is incorporated herein by this reference.

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, MD Flow®, ComfortPulse®, Waterlase®, iLase®, iPlus®, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Proprietary MD®, and EZLase It’s So Easy® are registered trademarks of BIOLASE, and Diolase™, HydroPhotonics™, LaserPal™, HydroBeam™, Occulase™, Diolase 10™, Body Contour™, Radial Firing Perio Tips™, Deep Pocket Therapy with New Attachment™, 2R™ , Comfortprep™ , Rapidprep™ , Bondprep™ , Occulase iPlus™, Flavorflow™, Occulase MD™, Epic Laser™, Epic™, Epic Pro™, Dermalase™, Deltalaser™, Delta™, iStarlaser™, iStar™, Biolase DaVinci Imaging™, Oculase™, Waterlase MDX™, Total Technology Solution™, Geyserlaser™, Geyser™, eplus™, elase™ and Galaxy BioMill™ are trademarks of BIOLASE. All other product and company names are registered trademarks or trademarks of their respective owners.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

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

The disclosure contained in the first paragraph of Part I, Item 1, Note 8 – Commitments and Contingencies—Litigation—Intellectual Property Litigation is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2016 Form 10-K.

ITEM 5.	OTHER INFORMATION

On May 4, 2017, Mark J. Nelson, the Company’s Senior Vice President and Chief Financial Officer, resigned effective as of the close of business on May 4, 2017.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.6	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.7	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant (incorporated by reference to Exhibit B to the Securities Purchase Agreement filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 14, 2017)		8-K	04/11/2017	99.1	04/14/2017

10.1	Securities Purchase Agreement, dated April 11, 2017, among Biolase, Inc. and the investors listed on Schedule I thereto		8-K	04/11/2017	99.1	04/14/2017

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

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

BIOLASE, INC.
(Registrant)

May 4, 2017	/s/ HAROLD C. FLYNN, JR.
Date	Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2017	/s/ MARK J. NELSON
Date	Mark J. Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)