Form 10-Q
period 2017-06-30
BIOLASE, INC
filed 2017-08-07
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, the registrant had 75,976,779 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,916	$8,924
Restricted cash equivalent	251	251
Accounts receivable, less allowance of $1,264 in 2017 and $1,209 in 2016	9,804	9,784
Inventory, net	15,192	13,523
Prepaid expenses and other current assets	1,287	1,505
Total current assets	34,450	33,987
Property, plant, and equipment, net	4,572	4,478
Goodwill	2,926	2,926
Other assets	335	550
Total assets	$42,283	$41,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,166	$9,125
Accrued liabilities	4,660	5,778
Customer deposits	125	101
Deferred revenue, current portion	2,663	3,010
Total current liabilities	15,614	18,014
Deferred income taxes, net	828	798
Deferred revenue, long-term	17	23
Warranty accrual, long-term	296	773
Other liabilities, long-term	224	268
Total liabilities	16,979	19,876
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 80,644 and 80,494 shares issued in 2017 and 2016, respectively; no shares outstanding in 2017 and 2016, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 and 100,000,000 shares authorized in 2017 and 2016, respectively; 75,976,779 and 67,565,951 shares issued and outstanding in 2017 and 2016, respectively	76	68
Additional paid-in-capital	212,640	201,198
Accumulated other comprehensive loss	(689)	(876)
Accumulated deficit	(186,723)	(178,325)
Total stockholders' equity	25,304	22,065
Total liabilities and stockholders' equity	$42,283	$41,941

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Products and services revenue	$12,580	$13,755	$23,422	$24,734
License fees and royalty revenue	32	55	64	86
Net revenue	12,612	13,810	23,486	24,820
Cost of revenue	7,908	8,154	14,829	15,520
Gross profit	4,704	5,656	8,657	9,300
Operating expenses:
Sales and marketing	4,534	4,488	8,718	8,292
General and administrative	2,840	2,655	5,256	4,922
Engineering and development	1,810	1,900	3,239	3,786
Total operating expenses	9,184	9,043	17,213	17,000
Loss from operations	(4,480)	(3,387)	(8,556)	(7,700)
Gain (loss) on foreign currency transactions	217	(126)	216	(55)
Interest income, net	10	17	19	34
Non-operating income, net	227	(109)	235	(21)
Loss before income tax provision	(4,253)	(3,496)	(8,321)	(7,721)
Income tax provision	36	37	76	77
Net loss	(4,289)	(3,533)	(8,397)	(7,798)
Other comprehensive income items:
Foreign currency translation adjustment	157	(54)	187	45
Comprehensive loss	$(4,132)	$(3,587)	$(8,210)	$(7,753)

Net loss	$(4,289)	$(3,533)	$(8,397)	$(7,798)
Deemed dividend on convertible preferred stock	(3,978)	—	(3,978)	—
Net loss attributable to common shareholders	$(8,267)	$(3,533)	$(12,375)	$(7,798)

Net loss per share attributable to common shareholders:
Basic	$(0.12)	$(0.06)	$(0.18)	$(0.13)
Diluted	$(0.12)	$(0.06)	$(0.18)	$(0.13)
Shares used in the calculation of net loss per share:
Basic	67,807	58,257	67,696	58,243
Diluted	67,807	58,257	67,696	58,243

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,397)	$(7,798)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	577	488
Provision (recovery) for bad debts, net	55	(85)
Provision for inventory excess and obsolescence	225	—
Stock-based compensation	1,140	1,780
Deferred income taxes	30	30
Earned interest income, net	(19)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(55)	(1,968)
Inventory	(1,894)	908
Prepaid expenses and other current assets	433	451
Customer deposits	24	(19)
Accounts payable and accrued liabilities	(2,673)	25
Deferred revenue	(353)	(54)
Net cash and cash equivalents used in operating activities	(10,907)	(6,275)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(637)	(502)
Net cash and cash equivalents used in investing activities	(637)	(502)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(86)	(86)
Proceeds from equity offering, net of expenses	10,457	—
Proceeds from exercise of stock options	3	—
Net cash and cash equivalents provided by (used in) financing activities	10,374	(86)
Effect of exchange rate changes	162	41
Decrease in cash and cash equivalents	(1,008)	(6,822)
Cash and cash equivalents, beginning of period	8,924	11,699
Cash and cash equivalents, end of period	$7,916	$4,877
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$1	$2
Income taxes paid	$137	$48
Supplemental cash flow disclosure - Non-cash:
Accrued capital expenditures and tenant improvement allowance	$158	$102

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

The consolidated results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, incurred a net loss, and used cash in operating activities for the three and six months ended June 30, 2017. The Company has also suffered recurring losses from operations during the three years ended December 31, 2016. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, and the uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed in Note 3, on April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, pursuant to which the Company generated gross proceeds of approximately $10.5 million, and net proceeds, after offering expenses of approximately $0.2 million, of approximately $10.3 million.

The Company is using the proceeds from the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed a registration statement on Form S-3 with the SEC on July 21, 2017.

As of June 30, 2017, the Company had working capital of approximately $18.8 million. The Company’s principal sources of liquidity as of June 30, 2017 consisted of approximately $8.2 million in cash, cash equivalents, and restricted cash and $9.8 million of net accounts receivable.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses and the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2016 Form 10-K. Management believes that there have been no significant changes during the three and six months ended June 30, 2017 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2016 Form 10-K.

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

Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), as part of its simplification initiative. The standard requires inventory within the scope of ASU 2015-11 to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using the last-in, first-out method or the retail inventory method. ASU 2015-11 applies to all entities and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-11 as of January 1, 2017. The adoption of ASU 2015-11 did not have a material effect on the Company’s consolidated financial statements.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company has completed a scoping analysis of the effect of the standard to identify the revenue streams that may be affected by ASU 2014-09. The Company is evaluating if the adoption could result in a change in the timing of recognizing revenue for certain deliverables and the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements. The Company is currently evaluating which transition approach to use and will adopt this standard beginning January 1, 2018.

In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) (“ASU 2017-09”). The updated standard clarifies when an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

NOTE 3—STOCKHOLDERS’ EQUITY

2017 Private Placement

On April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 80,644 shares of BIOLASE Series D Participating Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants (the “Warrants”) to purchase up to an aggregate of 3,925,871 unregistered shares of BIOLASE common stock at an exercise price of $1.80 per share (the “Exercise Price”), subject to customary anti-dilution adjustments. Each share of Preferred Stock converted automatically into 100 shares of BIOLASE common stock upon receipt of stockholder approval on June 30, 2017, reflecting a conversion price equal to $1.24 per share, which is the closing price of BIOLASE common stock quoted on the NASDAQ Capital Market on April 10, 2017.  On June 30, 2017, BIOLASE’s stockholders also approved the issuance of common stock related to the exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Also on June 30, 2017, BIOLASE’s stockholders approved the amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of BIOLASE common stock from 100,000,000 shares to 200,000,000 shares.

The Warrants become exercisable on October 18, 2017 and expire five years after the date of issuance or, if earlier, five business days after the Company delivers notice that the closing price per share of BIOLASE common stock exceeded the Exercise Price for 30 consecutive trading days during the exercise period. Gross proceeds from the sale were approximately $10.5 million, and net proceeds, after offering expenses of approximately $0.2 million, were approximately $10.3 million. The Company is using the proceeds from the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed a registration statement on Form S-3 with the SEC on July 21, 2017.

In accordance with applicable accounting standards, the $10.5 million gross proceeds from the private placement described above were allocated to the convertible preferred stock and warrants in the amount of $8.2 million and $2.3 million, respectively. The allocation was based on the relative fair values of the underlying common stock and Warrants as of the commitment date, with the fair value of the Warrants determined using a Black Scholes model. Assumptions used in the Black-Scholes model include an expected term of five years, a risk-free rate of 1.90% and a dividend yield of 0%. This transaction resulted in a discount from allocation of proceeds to separable instruments of $2.0 million and a beneficial conversion to common stock with a value of $2.0 million, which have been reflected as a deemed distribution to preferred shareholders for the three and six months ended June 30, 2017.

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of June 30, 2017, a total of 15,550,000 shares of BIOLASE common stock have been authorized for issuance under the 2002 Plan, of which 3,903,496 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock, 9,395,059 shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 2,251,445 shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation expense of $761,000 and $946,000, for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $1.8 million, for the six months ended June 30, 2017 and 2016 respectively, based on the grant-date fair value.  Stock-based compensation expense for the six months ended June 30, 2017 includes the reversal of $457,000 resulting from the reassessment of certain performance based equity awards. The net impact of stock-based compensation to earnings was $(0.01), and $(0.02) per basic and diluted share for the three months ended June 30, 2017 and 2016, respectively and $(0.02) and $(0.03) per basic and diluted share for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had approximately $5.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$67	$99	$107	$169
Sales and marketing	93	187	166	321
General and administrative	506	541	699	1,092
Engineering and development	95	119	168	198
	$761	$946	$1,140	$1,780

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected term	5.4 years	5.6 years	5.6 years	5.7 years
Volatility	77.6%	83.8%	78.5%	84.8%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.98%	1.32%	1.98%	1.34%

A summary of option activity under the 2002 Plan for the six months ended June 30, 2017 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2016	6,612	$2.06	7.70	$178
Granted at fair market value	1,214	1.38
Exercised	(3)	0.86
Forfeited, cancelled, or expired	(383)	2.19
Options outstanding at June 30, 2017	7,440	$1.95	7.74	$32
Options exercisable at June 30, 2017	3,759	$2.35	6.35	$14
Vested options expired during the quarter ended June 30, 2017	63	$2.86

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity under the 2002 Plan for the six months ended June 30, 2017 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2016	3,259	$1.16
Granted	1,214	$0.92
Vested	(638)	$1.09
Forfeited or cancelled	(154)	$1.21
Unvested options at June 30, 2017	3,681	$1.09

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds from stock options exercised	$3	$—	$3	$—
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$1	$—	$1	$—
Weighted-average fair value of options granted during period	$0.79	$0.97	$0.92	$0.90
Total fair value of shares vested during the period	$364	$341	$698	$1,053

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

Effective February 6, 2017, the Compensation Committee of the BIOLASE board of directors (the “Board”) issued 611,000 non-qualified stock options to purchase shares of BIOLASE common stock to certain employees of the Company.  These awards were issued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) for the 586,000 options awarded to existing employees, one-half vest on the first anniversary of grant date and one-half vest on the second anniversary of the grant date and (ii) for the 25,000 options awarded to new employees, 25% vest on February 6, 2018 and the remainder vest ratably over the 36-month period, commencing on March 6, 2018.

On May 10, 2017, non-employee directors of the Company were granted a total of 525,528 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $1.21 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  The total grant vests in equal installments over a consecutive 12-month period, commencing on June 10, 2017.

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

On July 13, 2015, the Compensation Committee of the Board awarded 870,000 stock-settled RSUs to the Company’s President and Chief Executive Officer in connection with his employment agreement with BIOLASE.  The RSUs were valued at $1.64 per share and vest upon the achievement of specific interim and annual Company performance criteria. As of June 30, 2017, no stock-settled RSUs remain outstanding.

Restricted Stock Units

Effective February 6, 2017, the Compensation Committee of the Board approved the grant of the following awards:

•

80,000 RSUs were awarded to an employee of the Company as part of the employee’s 2017 compensation. These awards were valued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and vest as follows: (i) 30,000 of the RSUs vest on March 14, 2017, (ii) 20,000 of the RSUs vest on September 14, 2017, and (iii) 30,000 of the RSUs vest on May 10, 2018.

•

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

On May 9, 2017 and in connection with the 2017 compensation plan, 500,000 RSUs were awarded to certain employees and consultants of the Company.  These awards were valued at $1.22 per share, the closing market price of BIOLASE common stock on the grant date. The RSUs vest as follows: (i) one-half of the total grant is subject to time vesting with 50% vesting on May 9, 2018 and the remaining 50% vesting on May 9, 2019, and (ii) one-half of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon satisfaction of the applicable performance criteria.

On May 10, 2017, non-employee directors of the Company were granted a total of 175,176 RSUs valued at $1.21 per share, the closing market price of BIOLASE common stock on the grant date.  These awards vest on May 10, 2018.

A summary of unvested RSU activity under the 2002 Plan for the six months ended June 30, 2017 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted stock units at December 31, 2016	418,511	$1.23
Granted	1,880,176	$1.41
Vested	(343,511)	$1.32
Forfeited or cancelled	—	$—
Unvested restricted stock units at June 30, 2017	1,955,176	$1.38

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.  A summary of warrant activity for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2016	11,406,260	$3.64
Granted or Issued	3,925,871	$1.80
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at June 30, 2017	15,332,131	$3.17
Warrants exercisable at June 30, 2017	11,271,260	$3.64
Vested warrants expired during the quarter ended June 30, 2017	—	$—

See “2017 Private Placement” above for a description of the private placement transaction in which 3,925,871 Warrants were issued.

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

Outstanding stock options, RSUs and warrants to purchase approximately 26,792,498 shares were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2017, as their effect would have been anti-dilutive.  For the same 2016 periods, anti-dilutive outstanding stock options and warrants to purchase 15,572,012 shares were not included in the computation of diluted loss per share.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method, and is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$5,072	$4,837
Work-in-process	2,134	2,261
Finished goods	7,986	6,425
Inventory, net	$15,192	$13,523

Inventory is net of a provision for excess and obsolete inventory totaling $1.6 million and $1.7 million as of June 30, 2017 and December 31, 2016, respectively.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Building	$212	$196
Leasehold improvements	2,004	2,003
Equipment and computers	6,319	6,163
Furniture and fixtures	607	599
Construction in progress	2,078	1,590
	11,220	10,551
Accumulated depreciation and amortization	(6,813)	(6,225)
	4,407	4,326
Land	165	152
Property, plant, and equipment, net	$4,572	$4,478

Depreciation and amortization expense related to property, plant, and equipment totaled $287,000 and $577,000 for the three and six months ended June 30, 2017, respectively, and $262,000 and $460,000 for the three and six months ended June 30, 2016, respectively.

The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $302,000 as of June 30, 2017.  For additional information on the capital lease, see Note 8 – Commitments and Contingencies.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2017 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since June 30, 2017 through the date of these consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of June 30, 2017 and December 31, 2016, the Company had goodwill (indefinite life) of $2.9 million. As of June 30, 2017 and December 31, 2016, all intangible assets have been fully amortized. There was no amortization expense for the three and six months ended June 30, 2017. Amortization expenses for the three and six months ended June 30, 2016 totaled $14,000 and $28,000, respectively.

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Payroll and benefits	$1,916	$2,147
Warranty accrual, current portion	989	933
Taxes	381	638
Accrued professional services	948	782
Accrued capital lease obligations, current portion	74	159
Accrued insurance premium	63	906
Other	289	213
Total accrued liabilities	$4,660	$5,778

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and six months ended June 30, 2017 and 2016 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Initial warranty accrual, beginning balance	$1,460	$2,060	$1,706	$2,188
Provision for estimated warranty cost	25	36	2	97
Warranty expenditures	(200)	(177)	(423)	(366)
	1,285	1,919	1,285	1,919
Less warranty accrual, long-term	296	866	296	866
Total warranty accrual, current portion	$989	$1,053	$989	$1,053

Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Undelivered elements (training, installation, and product and support services)	$1,129	$1,404
Extended warranty contracts	1,469	1,487
Deferred royalties	82	142
Total Deferred Revenue	2,680	3,033
Less long-term amounts:
Deferred royalties	17	23
Total Deferred Revenue - Long-Term	17	23
Total Deferred Revenue - Current	$2,663	$3,010

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

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments and net of a $14,000 prepayment, for the year ending December 31, 2017 is $60,000.  The current obligation with respect to the present value of net minimum lease payments is reflected in the Consolidated Balance Sheets classified as an accrued liability, and there was no remaining portion of the present value of net minimum lease payments classified as a long-term obligation within capital lease obligations as of June 30, 2017.

Future minimum rental commitments under lease agreements, including both operating and capital leases (principle and interest), with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2017	$467
2018	776
2019	697
2020	236
Thereafter	—
Total future minimum lease obligations	$2,176

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.3 million, in the aggregate, at June 30, 2017. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of June 30, 2017, approximately $67,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders.  As of June 30, 2017, the Company had $15.3 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule or adjust requirements prior to supplier fulfillment.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against the Company in the District of Utah for patent infringement of U.S. Patent No. 7,485,116 (the “116 Patent”) regarding the Company’s ezlase dental laser. On September 9, 2012, CAO filed its First Amended Complaint, which added claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that the Company issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The First Amended Complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. On November 13, 2012, the court stayed the lawsuit for 120 days to allow the United States Patent and Trademark Office (the “USPTO”) to consider the Company’s request for reexamination of the patent-in-suit The USPTO granted the request to reexamine the asserted claims of the patent-in-suit and on February 28, 2013, the court stayed the lawsuit until the termination of the reexamination proceedings. On April 23, 2013, the USPTO issued an office action rejecting all of the asserted claims over the prior art, and CAO responded to the office action. On August 28, 2013, the USPTO issued an Action Closing Procedure, rejecting all of CAO’s patent claims. CAO responded to the USPTO’s ruling and on December 10, 2013, the USPTO issued a Right of Appeal Notice, finally rejecting some claims of the 116 Patent while finding that other claims appeared to be patentable. The Company appealed the USPTO’s findings on January 9, 2014 and on January 27, 2014, the USPTO declined to reconsider the finding of certain claims as patentable and instructed the parties to proceed to appeal to the Patent Trial and Appeal Board (the “Patent Board”).  On March 17, 2014, the

Company filed its brief in support of its appeal of the USPTO’s decision not to reject certain claims of the 116 Patent. On March 24, 2014, CAO filed its brief in support of its appeal of the USPTO’s decision to reject certain claims of the 116 patent. On April 18, 2014, the Company filed a respondent brief in opposition to the CAO’s appeal arguments. On May 30, 2014, both parties filed rebuttal briefs in support of their appeals.  On June 30, 2014, the Company requested an oral hearing before the Patent Board.  On July 1, 2014, the Patent Board noted that request and docketed the case for consideration. A hearing on reconsideration was held in November 2014.  On July 1, 2015, the Patent Board issued a decision that was generally favorable to the Company.   On July 31, 2015, CAO requested a rehearing of the decision.  On November 27, 2015, the Patent Board issued its decision regarding CAO’s request for rehearing, partially granting CAO’s request.  On January 27, 2016, CAO filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit for review of the Patent Board’s decision dated July 1, 2015 and the Patent Board’s decision regarding CAO’s request for rehearing. CAO filed its opening appeal brief on June 1, 2016, and BIOLASE filed its responsive brief on July 25, 2016. CAO filed its reply brief on August 11, 2016. Oral argument before the Federal Circuit was held on January 11, 2017, and, on January 27, 2017, an order was entered by the Federal Circuit affirming all of the Patent Board’s findings. On February 9, 2017, the parties jointly filed a document with the court in the Utah litigation notifying it of the Federal Circuit’s decision and requesting that the stay remain in place until a reexamination certificate issues. The reexamination certificate issued on July 6, 2017, so the parties are preparing to notify the court and to request that the stay be lifted.

NOTE 9—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.  For the three and six months ended June 30, 2017, sales to customers in the United States accounted for approximately 65% and 64% of net revenue, respectively, and international sales accounted for approximately 35% and 36% of net revenue, respectively. For the three and six months ended June 30, 2016, sales to customers in the United States accounted for approximately 65% and 62% of net revenue, respectively, and international sales accounted for approximately 35% and 38% of net revenue, respectively.  No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2017 or 2016.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$8,194	$8,986	$15,037	$15,387
International	4,418	4,824	8,449	9,433
	$12,612	$13,810	$23,486	$24,820

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2017	2016
United States	$4,251	$4,176
International	321	302
	$4,572	$4,478

NOTE 10—CONCENTRATIONS

Revenue from the Company’s products for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Laser systems	63.1%	70.7%	62.6%	67.0%
Imaging systems	7.5%	5.0%	6.7%	5.6%
Consumables and other	16.3%	12.5%	15.9%	14.1%
Services	12.8%	11.4%	14.5%	13.0%
License fees and royalties	0.3%	0.4%	0.3%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2017 or 2016.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2017 or December 31, 2016.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2017 and 2016. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2017, the Company recorded an income tax provision of $36,000 and $76,000, respectively, resulting in an effective tax rate of 0.9% and 0.9%, respectively. During the three and six months ended June 30, 2016, the Company recorded an income tax provision of $37,000 and $77,000, respectively, resulting in an effective tax rate of 1.1% and 1.0%, respectively. The income tax provisions for the three and six months ended June 30, 2017 and 2016 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our plans to expand our product line and clinical applications, operating expenses, anticipated cash needs, needs for additional financing, plans to explore potential collaborations, market opportunities, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 210 issued and 90 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through June 30, 2017 we sold approximately 34,900 laser systems in over 90 countries around the world. Contained in this total are approximately 12,100 Waterlase systems, including approximately 7,800 Waterlase MD and iPlus systems.

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

New Products

In January 2017, we received FDA clearance for, and launched, Epic Pro, a powerful and innovative dental diode laser system, making it available for sale in the United States, as well as in select countries in Europe, the Middle East and Asia. In June 2017, we received the Canadian License from Health Canada, making it available for sale in Canada. The Epic Pro, which offers more power than most diode lasers in dentistry, is the first product to be introduced resulting from our strategic development agreement with IPG Medical. The newest addition to the Epic family of dental soft-tissue lasers, Epic Pro features several new innovations, such as a new super pulse technology for more precise, enhanced laser tissue cutting; real-time automatic power control to enhance speed and consistency when performing surgery; and pre-initiated, bendable, disposable tips with new smart tip technology to ensure tip performance and quality. The Epic Pro laser system has FDA clearance for dental and surgical operations and is intended for use in contact and non-contact techniques for incision, excision, vaporization, ablation, hemostasis, or coagulation of intraoral and extra-oral soft tissue (including marginal and interdental gingiva and epithelial lining of free gingiva).

In February 2017, we launched the fifth-generation Waterlase Express all-tissue laser system. Waterlase Express represents the newest addition to our Waterlase portfolio of Er,Cr:YSGG all-tissue lasers. Waterlase Express was exhibited at the Chicago Dental Society’s mid-winter meeting in February 2017. Designed for easy and intuitive operation, integrated learning, and portability, Waterlase Express is our next-generation Waterlase system. Waterlase Express has FDA clearance for commercial distribution, and is available for sale to dentists in the United States as well as select countries in Europe, the Middle East, Latin America and Asia.

Private Placement

On April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 80,644 shares of BIOLASE Series D Participating Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants (the “Warrants”) to purchase up to an aggregate of 3,925,871 unregistered shares of BIOLASE common stock at an exercise price of $1.80 per share (the “Exercise Price”), subject to customary anti-dilution adjustments. Each share of Preferred Stock converted automatically into 100 shares of BIOLASE common stock upon receipt of stockholder approval on June 30, 2017, reflecting a conversion price equal to $1.24 per share, which is the closing price of BIOLASE common stock quoted on the NASDAQ Capital Market on April 10, 2017. On June 30, 2017, BIOLASE’s stockholders also approved the issuance of common stock related to the exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation.

The Warrants become exercisable on October 18, 2017 and expire five years after the date of issuance or, if earlier, five business days after the Company delivers notice that the closing price per share of BIOLASE common stock exceeded the Exercise Price for 30 consecutive trading days during the exercise period. Gross proceeds from the sale were approximately $10.5 million, and net proceeds, after offering expenses of approximately $0.2 million, were approximately $10.3 million. The Company is using the proceeds from the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed a registration statement on Form S-3 with the SEC on July 21, 2017.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2016 Form 10-K. There have been no significant changes during the three and six months ended June 30, 2017 in our critical accounting policies from those disclosed in Item 7 of the 2016 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Products and services revenue	99.7%	99.6%	99.7%	99.7%
License fees and royalty revenue	0.3%	0.4%	0.3%	0.3%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.7%	59.0%	63.1%	62.5%
Gross profit	37.3%	41.0%	36.9%	37.5%
Operating expenses:
Sales and marketing	35.9%	32.5%	37.1%	33.4%
General and administrative	22.5%	19.2%	22.4%	19.8%
Engineering and development	14.4%	13.8%	13.8%	15.3%
Total operating expenses	72.8%	65.5%	73.3%	68.5%
Loss from operations	(35.5%)	(24.5%)	(36.4%)	(31.0%)
Non-operating loss, net	1.8%	(0.8%)	1.0%	(0.1%)
Loss before income tax provision	(33.7%)	(25.3%)	(35.4%)	(31.1%)
Income tax provision	0.3%	0.3%	0.3%	0.3%
Net loss	(34.0%)	(25.6%)	(35.7%)	(31.4%)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP net loss attributable to common shareholders	$(8,267)	$(3,533)	$(12,375)	$(7,798)
Deemed dividend on convertible preferred stock	3,978	—	3,978	—
GAAP net loss	$(4,289)	$(3,533)	$(8,397)	$(7,798)
Adjustments:
Interest income, net	(10)	(17)	(19)	(34)
Income tax provision	36	37	76	77
Depreciation and amortization	287	276	577	488
Stock-based compensation	761	946	1,140	1,780
Non-GAAP net loss	$(3,215)	$(2,291)	$(6,623)	$(5,487)

Comparison of Results of Operations

Three months ended June 30, 2017 and 2016

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2017 (the “Second Quarter 2017”) and the three months ended June 30, 2016 (the “Second Quarter 2016”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
Laser systems	$7,961	63.1%	$9,770	70.7%	$(1,809)	(18.5%)
Imaging systems	954	7.5%	687	5.0%	267	38.9%
Consumables and other	2,051	16.3%	1,722	12.5%	329	19.1%
Services	1,614	12.8%	1,576	11.4%	38	2.4%
Total products and services	12,580	99.7%	13,755	99.6%	(1,175)	(8.5%)
License fees and royalty	32	0.3%	55	0.4%	(23)	(41.8%)
Net revenue	$12,612	100.0%	$13,810	100.0%	$(1,198)	(8.7%)

Typically, we experience fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average, and revenue in the fourth quarter typically is stronger than average, due to the buying patterns of dental practitioners. We believe that this trend exists because a significant number of dentists purchase their capital equipment towards the end of the calendar year in order to maximize their practice earnings while seeking to minimize their taxes. They often use certain tax incentives, such as accelerated depreciation methods for purchasing capital equipment, as part of their year-end tax planning. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. Our historical seasonal fluctuations may also be impacted by sales promotions used by large dental distributors that encourage end-of-quarter and end-of-year buying in our industry.

Total revenue by geographic location based on the location of customers for the Second Quarter 2017 and Second Quarter 2016, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
United States	$8,194	65.0%	$8,986	65.1%	$(792)	(8.8%)
International	4,418	35.0%	4,824	34.9%	(406)	(8.4%)
Net revenue	$12,612	100.0%	$13,810	100.0%	$(1,198)	(8.7%)

The overall decrease in quarter-over-quarter net revenue resulted primarily from laser systems sales, which decreased by $1.8 million, or 19%, in the Second Quarter 2017 compared to the Second Quarter 2016.  Sales of our core laser products decreased by 30% domestically, while sales of our core laser products internationally improved by 1%.  License fees and royalty revenue also decreased by $23,000, or 42%, in the Second Quarter 2017 compared to the Second Quarter 2016.

Partially offsetting decreases in laser systems revenue and license fees and royalty revenue were increases to imaging systems revenue, consumables and other revenue and services revenue. Imaging systems revenue increased by $267,000, or 39%, in the Second Quarter 2017 compared to the Second Quarter 2016, driven by improved domestic imaging sales. Consumables and other revenue, which consists of consumable products such as disposable tips, increased by $329,000, or 19%, in the Second Quarter 2017 compared to the Second Quarter 2016.  Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased $38,000, or 2%, in the Second Quarter 2017 compared to the Second Quarter 2016, driven by a 3% increase in domestic services revenue.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the Second Quarter 2017 and the Second Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
Net revenue	$12,612	100.0%	$13,810	100.0%	$(1,198)	(8.7%)
Cost of revenue	7,908	62.7%	8,154	59.0%	(246)	(3.0%)
Gross profit	$4,704	37.3%	$5,656	41.0%	$(952)	(16.8%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 17% decline in gross profit as a percentage of revenue for the Second Quarter 2017, as compared to Second Quarter 2016, reflected an increase in imaging revenue, which typically has lower product distribution margins than laser systems revenue as well as a change in international product mix.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the Second Quarter 2017 and Second Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
Sales and marketing	$4,534	35.9%	$4,488	32.5%	$46	1.0%
General and administrative	2,840	22.5%	2,655	19.2%	185	7.0%
Engineering and development	1,810	14.4%	1,900	13.8%	(90)	(4.7%)
Total operating expenses	$9,184	72.8%	$9,043	65.5%	$141	1.6%

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the Second Quarter 2017 compared to the Second Quarter 2016 increased by $46,000, or 1%, primarily due to increases in convention-related expenses of $147,000 and payroll and consulting-related expenses of $82,000, partially offset by a decrease in commissions expense of $163,000. The increase in payroll and consulting-related expenses was due to a $130,000 increase in wages and salaries, due to higher headcount, partially offset by decreased recruiting expenses of $46,000. The decrease in commissions was driven by decreased sales in the Second Quarter 2017 compared to the Second Quarter 2016. As we continued into 2017, we have maintained our focus on (i) enhancing customer acquisition, customer retention and global brand awareness, and (ii) rebuilding and restructuring through in-depth training and development of our sales and marketing team domestically and internationally.  In striving to transform and maintain revenue growth, we expect sales and marketing expenses to remain consistent as a percentage of revenue for the remainder of 2017.

General and Administrative Expense. General and administrative expenses in the Second Quarter 2017 compared to the Second Quarter 2016 increased by $185,000, or 7%, primarily due to an increase of $115,000 in provision for doubtful accounts and an increase of $79,000 in payroll and consulting-related expenses. The increase in payroll and consulting-related expenses was primarily due to increases in wages and salaries of $60,000. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2017.

Engineering and Development Expense. Engineering and development expenses in the Second Quarter 2017 compared to the Second Quarter 2016 decreased by $90,000, or 5%, primarily due to a $149,000 decrease in payroll and consulting-related expenses, driven by decreased consulting expenses of $249,000, partially offset by wages and salaries of $34,000.  Also partially offsetting the decrease in engineering and development expenses was a $48,000 increase in operating supplies. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2017.

Gain (Loss) on Foreign Currency Transactions. We realized a $217,000 loss on foreign currency transactions during the Second Quarter 2017, compared to a $126,000 loss on foreign currency transactions during the Second Quarter 2016, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income, Net.  Interest income during the Second Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”). We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Interest income, net totaled $10,000 for Second Quarter 2017, as compared to $17,000 for Second Quarter 2016.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $36,000 for the Second Quarter 2017, compared to a provision of $37,000 for the Second Quarter 2016. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.3 million for the Second Quarter 2017 compared to a net loss of $3.5 million for the Second Quarter 2016. The $756,000, or 21%, increase in net loss was due to a $952,000, or 17%, reduction in gross profit and a $141,000, or 2%, increase in total operating expenses, partially offset by a $343,000 increase in gain on foreign currency transactions.

Six months ended June 30, 2017 and 2016

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2017 (“YTD Second Quarter 2017”) and the six months ended June 30, 2016 (“YTD Second Quarter 2016”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
Laser systems	$14,690	62.6%	$16,634	67.0%	$(1,944)	(11.7%)
Imaging systems	1,580	6.7%	1,379	5.6%	201	14.6%
Consumables and other	3,743	15.9%	3,497	14.1%	246	7.0%
Services	3,409	14.5%	3,224	13.0%	185	5.7%
Total products and services	23,422	99.7%	24,734	99.7%	(1,312)	(5.3%)
License fees and royalty	64	0.3%	86	0.3%	(22)	(25.6%)
Net revenue	$23,486	100.0%	$24,820	100.0%	$(1,334)	(5.4%)

Total revenue by geographic location based on the location of customers for YTD Second Quarter 2017 and YTD Second Quarter 2016, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
United States	$15,037	64.0%	$15,387	62.0%	$(350)	(2.3%)
International	8,449	36.0%	9,433	38.0%	(984)	(10.4%)
Net revenue	$23,486	100.0%	$24,820	100.0%	$(1,334)	(5.4%)

The $1.3 million, or 5%, overall decrease in period-over-period net revenue resulted primarily from laser systems sales, which decreased by $1.9 million, or 12%, in YTD Second Quarter 2017 compared to YTD Second Quarter 2016.  The laser systems revenue decrease was driven by a 15% decline in domestic revenue and a 7% decline in international revenue.  License fees and royalty revenue also decreased by $22,000, or 26%, in YTD Second Quarter 2017 compared to YTD Second Quarter 2016.

Partially offsetting the decreased laser systems revenue and license fees and royalty revenue were increases to imaging systems revenue, consumables and other revenue and services revenue. Imaging systems revenue increased by $201,000, or 15%, in the YTD Second Quarter 2017 compared to YTD Second Quarter 2016, driven by improved domestic imaging sales. Consumables and other revenue, which consists of consumable products such as disposable tips, increased by $246,000, or 7%, in YTD Second Quarter 2017 compared to YTD Second Quarter 2016.  Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased $185,000, or 6%, in YTD Second Quarter 2017 compared to YTD Second Quarter 2016, driven by a 7% increase in domestic services revenue.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for YTD Second Quarter 2017 and YTD Second Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
Net revenue	$23,486	100.0%	$24,820	100.0%	$(1,334)	(5.4%)
Cost of revenue	14,829	63.1%	15,520	62.5%	(691)	(4.5%)
Gross profit	$8,657	36.9%	$9,300	37.5%	$(643)	(6.9%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 7% decline in gross profit as a percentage of revenue for YTD Second Quarter 2017, as compared to YTD Second Quarter 2016, reflected an increase in imaging revenue, which typically has lower product distribution margins than laser systems revenue as well as a change in international product mix.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for YTD Second Quarter 2017 and YTD Second Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2017		2016		Change	Change
Sales and marketing	$8,718	37.1%	$8,292	33.4%	$426	5.1%
General and administrative	5,256	22.4%	4,922	19.8%	334	6.8%
Engineering and development	3,239	13.8%	3,786	15.3%	(547)	(14.4%)
Total operating expenses	$17,213	73.3%	$17,000	68.5%	$213	1.3%

The period-over-period total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in YTD Second Quarter 2017 compared to YTD Second Quarter 2016 increased by $426,000, or 5%, primarily due to increases in convention-related expenses of $400,000, media, advertising, and printing expenses of $106,000 and payroll and consulting-related expenses of $87,000, partially offset by decreased commissions expense of $173,000. During 2017, we participated in the Chicago Dental Society’s mid-winter meeting and the International Dental Show in Cologne, Germany, which led to higher convention-related expenses and increased media, advertising, and printing expenses. The increase in payroll and consulting-related expenses is comprised of increases in wages and salaries of $253,000 and increased payroll taxes of $36,000 due to higher headcount, partially offset by decreased consulting fees of $216,000. The decrease in commissions was driven by decreased sales in YTD Second Quarter 2017 compared to YTD Second Quarter 2016. As we continued into 2017, we have maintained our focus on (i) enhancing customer acquisition, customer retention, and global brand awareness, and (ii) rebuilding and restructuring through in-depth training and development of our sales and marketing team domestically and internationally.  In striving to transform and maintain revenue growth, we expect sales and marketing expenses to remain consistent as a percentage of revenue for the remainder of 2017.

General and Administrative Expense. General and administrative expenses in YTD Second Quarter 2017 compared to YTD Second Quarter 2016 increased by $334,000, or 7%, primarily due to an increase of $215,000 in patent fees resulting from our efforts to protect our intellectual property, an increase in payroll and consulting-related expenses of $196,000, an increase in provision for doubtful accounts of $140,000 and an increase in depreciation expense of $68,000, partially offset by a decrease in compensation expenses of $393,000. The increase in payroll and consulting-related expenses is primarily due to increases in wages and salaries of $188,000. The decrease in compensation expense resulted primarily from stock-based compensation related to the reassessment of certain performance based equity awards. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2017.

Engineering and Development Expense. Engineering and development expenses in YTD Second Quarter 2017 compared to YTD Second Quarter 2016 decreased by $547,000, or 14%, primarily due to a $294,000 decrease in operating supplies and a $306,000 decrease in payroll and consulting-related expenses. The decrease in payroll and consulting-related expenses was driven by decreased consulting expenses of $412,000, partially offset by an increase in wages and salaries of $59,000.  We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2017.

Gain (Loss) on Foreign Currency Transactions. We realized a $216,000 gain on foreign currency transactions during YTD Second Quarter 2017, compared to a $55,000 loss on foreign currency transactions during YTD Second Quarter 2016, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income, Net.  Interest income during YTD Second Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona. We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Interest income, net totaled $19,000 for YTD Second Quarter 2017, as compared to $34,000 for YTD Second Quarter 2016.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $76,000 for YTD Second Quarter 2017, compared to a provision of $77,000 for YTD Second Quarter 2016. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $8.4 million for YTD Second Quarter 2017 compared to a net loss of $7.8 million for YTD Second Quarter 2016. The $599,000, or 8%, increase in net loss was due to a $643,000, or 7%, reduction in gross profit and a $213,000, or 1%, increase in total operating expenses, partially offset by a $271,000 increase in gain on foreign currency transactions.

Liquidity and Capital Resources

At June 30, 2017, the Company had approximately $8.2 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents of $1.0 million at June 30, 2017 as compared to December 31, 2016, was primarily due to cash used in operating and investing activities of $10.9 million and $637,000, respectively, partially offset by cash provided by financing activities of $10.4 million.  The $10.9 million of net cash used in operating activities was primarily driven by the Company’s net loss of $8.4 million for the six months ended June 30, 2017.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash flows used in operating activities	$(10,907)	$(6,275)
Net cash flows used in investing activities	(637)	(502)
Net cash flows provided by (used in) financing activities	10,374	(86)
Effect of exchange rate changes	162	41
Net change in cash and cash equivalents	$(1,008)	$(6,822)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the first half of 2017 totaled $10.9 million and was primarily comprised of our net loss of $8.4 million, partially offset by non-cash adjustments for stock-based compensation expenses of $1.1 million, provision for bad debts of $55,000, provision for inventory excess and obsolescence of $225,000, depreciation and amortization expenses of $577,000, deferred income taxes of $30,000 and earned interest income, net of $19,000.  The $4.5 million net decrease in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $2.7 million related to the timing of our payments, a decrease of $353,000 in deferred revenue resulting from less deferred services revenue, an increase in customer deposits of $24,000, an increase in inventory of $1.9 million resulting from new product inventory, and an increase in accounts receivable of $55,000 related to the timing of our collections, partially offset by a decrease in prepaid expenses and other assets of $433,000.

Investing Activities

Cash used in investing activities for YTD Second Quarter 2017 consisted of $637,000 of capital expenditures. The period-over-period increase was primarily due to continuing capital expenditures for the implementation of a new enterprise resource planning system.

Financing Activities

Net cash provided by financing activities for YTD Second Quarter 2017 of $10.4 million resulted from proceeds received from our equity offering in April 2017, net of expenses, partially offset by payments on our capital lease obligations of $86,000.

Effect of Exchange Rate

The $162,000 effect of exchange rate on cash for YTD Second Quarter 2017 was due to a recognized gain on foreign currency transactions, primarily the Euro currency conversion rates during the first half of 2017.

Future Liquidity Needs

As of June 30, 2017, the Company had working capital of approximately $18.8 million. Our principal sources of liquidity as of June 30, 2017 consisted of approximately $8.2 million in cash, cash equivalents and restricted cash and $9.8 million of net accounts receivable.

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

None.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2016 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.6	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.7	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.8	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3	07/21/2017

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant (incorporated by reference to Exhibit B to the Securities Purchase Agreement filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 14, 2017)		8-K	04/11/2017	99.1	04/14/2017

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.1	Securities Purchase Agreement, dated April 11, 2017, by and among the Registrant and the investors listed on Schedule I thereto		8-K	04/11/2017	99.1	04/14/2017

31.1	Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

August 7, 2017	By:	/s/ HAROLD C. FLYNN, JR.
Date		Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)