Form 10-Q
period 2017-09-30
BIOLASE, INC
filed 2017-11-01
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 27, 2017, the registrant had 76,019,373 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,454	$8,924
Restricted cash equivalent	251	251
Accounts receivable, less allowance of $1,078 in 2017 and $1,209 in 2016	9,708	9,784
Inventory, net	14,102	13,523
Prepaid expenses and other current assets	1,225	1,505
Total current assets	29,740	33,987
Property, plant, and equipment, net	4,350	4,478
Goodwill	2,926	2,926
Other assets	335	550
Total assets	$37,351	$41,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,679	$9,125
Accrued liabilities	4,713	5,778
Customer deposits	69	101
Deferred revenue, current portion	2,564	3,010
Total current liabilities	15,025	18,014
Deferred income taxes, net	843	798
Deferred revenue, long-term	14	23
Warranty accrual, long-term	107	773
Other liabilities, long-term	197	268
Total liabilities	16,186	19,876
Commitments, contingencies, and subsequent events (Notes 8 and 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 80,644 and 80,494 shares issued in 2017 and 2016, respectively; no shares outstanding in 2017 and 2016, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 and 100,000,000 shares authorized in 2017 and 2016, respectively; 76,019,373 and 67,565,951 shares issued and outstanding in 2017 and 2016, respectively	76	68
Additional paid-in-capital	213,022	201,198
Accumulated other comprehensive loss	(599)	(876)
Accumulated deficit	(191,334)	(178,325)
Total stockholders' equity	21,165	22,065
Total liabilities and stockholders' equity	$37,351	$41,941

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Products and services revenue	$10,774	$13,199	$34,196	$37,933
License fees and royalty revenue	32	30	96	116
Net revenue	10,806	13,229	34,292	38,049
Cost of revenue	7,951	7,624	22,780	23,144
Gross profit	2,855	5,605	11,512	14,905
Operating expenses:
Sales and marketing	4,000	4,260	12,718	12,552
General and administrative	2,015	2,778	7,271	7,700
Engineering and development	1,601	1,715	4,840	5,501
Total operating expenses	7,616	8,753	24,829	25,753
Loss from operations	(4,761)	(3,148)	(13,317)	(10,848)
Gain (loss) on foreign currency transactions	174	24	390	(30)
Interest income, net	10	18	29	51
Non-operating income, net	184	42	419	21
Loss before income tax provision	(4,577)	(3,106)	(12,898)	(10,827)
Income tax provision	35	40	111	117
Net loss	(4,612)	(3,146)	(13,009)	(10,944)
Other comprehensive income items:
Foreign currency translation adjustment	90	24	277	69
Comprehensive loss	$(4,522)	$(3,122)	$(12,732)	$(10,875)

Net loss	$(4,612)	$(3,146)	$(13,009)	$(10,944)
Deemed dividend on convertible preferred stock	—	(2,184)	(3,978)	(2,184)
Net loss attributable to common shareholders	$(4,612)	$(5,330)	$(16,987)	$(13,128)

Net loss per share attributable to common shareholders:
Basic	$(0.06)	$(0.09)	$(0.24)	$(0.23)
Diluted	$(0.06)	$(0.09)	$(0.24)	$(0.23)
Shares used in the calculation of net loss per share:
Basic	75,985	58,551	70,489	58,346
Diluted	75,985	58,551	70,489	58,346

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(13,009)	$(10,944)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	887	776
Provision (recovery) for bad debts, net	54	(72)
Provision for inventory excess and obsolescence	348	—
Stock-based compensation	1,604	2,468
Deferred income taxes	45	45
Earned interest income, net	(29)	(52)
Changes in operating assets and liabilities:
Restricted cash	—	(51)
Accounts receivable	52	(863)
Inventory	(914)	(1,359)
Prepaid expenses and other current assets	495	688
Customer deposits	(32)	(7)
Accounts payable and accrued liabilities	(3,202)	2,120
Deferred revenue	(455)	(202)
Net cash and cash equivalents used in operating activities	(14,156)	(7,453)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(825)	(1,055)
Net cash and cash equivalents used in investing activities	(825)	(1,055)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(128)	(143)
Proceeds from equity offering, net of expenses	10,395	9,541
Proceeds from exercise of stock options	3	1
Net cash and cash equivalents provided by financing activities	10,270	9,399
Effect of exchange rate changes	241	60
(Decrease) increase in cash and cash equivalents	(4,470)	951
Cash and cash equivalents, beginning of period	8,924	11,699
Cash and cash equivalents, end of period	$4,454	$12,650
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$1	$3
Income taxes paid	$166	$66
Supplemental cash flow disclosure - Non-cash:
Accrued capital expenditures and tenant improvement allowance	$60	$114

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

The consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, incurred a net loss, and used cash in operating activities for the three and nine months ended September 30, 2017. The Company has also suffered recurring losses from operations during the three years ended December 31, 2016. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed in Note 3, on April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, pursuant to which the Company generated gross proceeds of approximately $10.5 million, and net proceeds, after offering expenses of approximately $0.2 million, of approximately $10.3 million.

The Company is using the proceeds from the private placement for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed with the SEC a registration statement on Form S-3, which was declared effective on August 24, 2017.

As discussed in Note 3, the Company has filed with the SEC an amended registration statement relating to a proposed public offering of non-transferable subscription rights to purchase shares of BIOLASE common stock. As of the date of the filing of the quarterly report on Form 10-Q of which these financial statements are a part, such registration statement has not yet become effective. If the proposed rights offering is consummated, the Company expects to receive gross proceeds of approximately $8.0 million to $12.0 million before expenses.

As of September 30, 2017, the Company had working capital of approximately $14.7 million. The Company’s principal sources of liquidity as of September 30, 2017 consisted of approximately $4.7 million in cash and cash equivalents, and restricted cash and $9.7 million of accounts receivable.

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

Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into a line of credit facility. As discussed in Note 3, the Company has filed with the SEC an amended registration statement relating to a proposed public offering of non-transferable subscription rights to purchase shares of BIOLASE common stock. As of the date of the filing of this quarterly report on Form 10-Q, such registration statement has not yet become effective. If the proposed rights offering is consummated, the Company expects to receive gross proceeds of approximately $8.0 million to $12.0 million before expenses and to use such proceeds for the Company’s general working capital needs. The Company cannot provide assurance that it will be able to successfully consummate the rights offering, any other equity financing or any debt financing or enter into any line of credit facility in the future. The Company also cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2016 Form 10-K. Management believes that there have been no significant changes during the three and nine months ended September 30, 2017 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2016 Form 10-K.

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

The Warrants became exercisable on October 18, 2017 and expire on April 18, 2022 five years after the date of issuance, or, if earlier, five business days after the Company delivers notice that the closing price per share of BIOLASE common stock exceeded the Exercise Price for 30 consecutive trading days during the exercise period. Gross proceeds from the sale were approximately $10.5 million, and net proceeds, after offering expenses of approximately $0.2 million, were approximately $10.3 million. The Company is using the proceeds from the private placement for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed with the SEC a registration statement on Form S-3, which was declared effective on August 24, 2017.

In accordance with applicable accounting standards, the $10.5 million gross proceeds from the private placement described above were allocated to the Preferred Stock and Warrants in the amount of $8.2 million and $2.3 million, respectively. The allocation was based on the relative fair values of the underlying common stock and Warrants as of the commitment date, with the fair value of the Warrants determined using a Black Scholes model. Assumptions used in the Black-Scholes model include an expected term of five years, a risk-free rate of 1.90% and a dividend yield of 0%. This transaction resulted in a discount from allocation of proceeds to separable instruments of $2.0 million and a beneficial conversion to common stock with a value of $2.0 million, which have been reflected as a deemed distribution to preferred shareholders for the nine months ended September 30, 2017.

2017 Rights Offering

On September 29, 2017, the Company filed a registration statement on Form S-1 with the SEC for a proposed rights offering to its existing shareholders. The registration statement was amended on October 10, 2017, but, as of the date of the filing of the quarterly report on Form 10-Q of which these financial statements are a part, the registration statement has not yet become effective. The proposed rights offering consists of a public offering of non-transferable subscription rights to purchase shares of BIOLASE common stock. If the Company proceeds with the proposed rights offering, its stockholders will receive (a) basic subscription rights to purchase their pro rata portion of the shares of BIOLASE common stock offered in the proposed rights offering and (b) over-subscription privileges, which will entitle the holders thereof who exercise their basic subscription rights in full the opportunity to purchase additional shares of BIOLASE common stock unclaimed by other holders of basic subscription rights in the proposed rights offering, subject to certain limitations and subject to allotment. Certain affiliates of Larry Feinberg and certain affiliates of Jack Schuler have each agreed with the Company to exercise their respective basic subscription rights and any available over-subscription privilege pursuant to the rights offering in an amount not less than $3.0 million each. The record date of the rights offering will be 5:00 p.m., Eastern Time on November 8, 2017.

If the rights offering is consummated, the Company expects to receive gross proceeds of approximately $8.0 million to $12.0 million before expenses. The purpose of the rights offering is to raise equity capital in a cost-effective manner that gives all of the Company’s existing stockholders the opportunity to participate on a pro rata basis. There can be no assurance that the Company will be successful in completing the rights offering, any other equity financing or any debt financing.

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of September 30, 2017, a total of 15,550,000 shares of BIOLASE common stock have been authorized for issuance under the 2002 Plan, of which 3,946,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock, 9,437,000 shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 2,167,000 shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation expense of $464,000 and $688,000, for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $2.5 million, for the nine months ended September 30, 2017 and 2016 respectively, based on the grant-date fair value.  Stock-based compensation expense for the nine months ended September 30, 2017 includes the reversal of $640,000 resulting from the reassessment of certain performance based equity awards. The net impact of stock-based compensation expense to earnings was $(0.01), and $(0.01) per basic and diluted share for the three months ended September 30, 2017 and 2016, respectively and $(0.02) and $(0.04) per basic and diluted share for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had approximately $4.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$69	$29	$176	$198
Sales and marketing	53	89	219	410
General and administrative	279	522	978	1,614
Engineering and development	63	48	231	246
	$464	$688	$1,604	$2,468

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term	5.3 years	5.9 years	5.5 years	5.8 years
Volatility	80.5%	86.6%	78.7%	85.5%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	1.76%	1.30%	1.95%	1.32%

A summary of option activity under the 2002 Plan for the nine months ended September 30, 2017 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2016	6,612	$2.06	7.70	$178
Granted at fair market value	1,355	1.30
Exercised	(3)	0.86
Forfeited, cancelled, or expired	(750)	1.85
Options outstanding at September 30, 2017	7,214	$1.94	6.95	$4
Options exercisable at September 30, 2017	4,014	$2.29	5.35	$—
Vested options expired during the quarter ended September 30, 2017	5	$2.50

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity under the 2002 Plan for the nine months ended September 30, 2017 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2016	3,259	$1.16
Granted	1,355	$0.86
Vested	(921)	$1.08
Forfeited or cancelled	(494)	$1.03
Unvested options at September 30, 2017	3,199	$1.08

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Proceeds from stock options exercised	$—	$1	$3	$1
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$1	$—
Weighted-average fair value of options granted during period	$0.86	$1.13	$0.39	$0.99
Total fair value of shares vested during the period	$302	$317	$1,000	$1,370

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

On September 1, 2017, Paul N. Clark resigned from the Board, effective September 11, 2017, and as Chairman of the Board, effective September 1, 2017. Effective September 1, 2017, Dr. Jonathan T. Lord was appointed Chairman of the Board. On September 11, 2017, the Compensation Committee of the Board approved a modification to expiration dates applicable to Mr. Clark’s vested options. As a result of the modification, the Company recognized additional compensation expense of $44,000 for the three and nine months ended September 30, 2017. On September 11, 2017, Dr. Lord was granted 65,385 non-qualified stock options to purchase shares of BIOLASE common stock at $0.54 per share, the closing market price of BIOLASE common stock on the grant date, and expiring 10 years from grant date. On September 12, 2017, Dr. Lord was granted 65,891 non-qualified stock options to purchase shares of BIOLASE common stock at $0.61 per share, the closing market price of BIOLASE common stock on the grant date, and expiring 10 years from grant date. Both grants vest in equal installments over an eight-month period, commencing on October 10, 2017.

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

On July 13, 2015, the Compensation Committee of the Board awarded 870,000 stock-settled RSUs to the Company’s President and Chief Executive Officer in connection with his employment agreement with BIOLASE.  The RSUs were valued at $1.64 per share and vest upon the achievement of specific interim and annual Company performance criteria. As of September 30, 2017, no stock-settled RSUs remain outstanding.

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

On May 10, 2017, non-employee directors of the Company were granted a total of 175,176 RSUs valued at $1.21 per share, the closing market price of BIOLASE common stock on the grant date.  These awards vest on May 10, 2018. On September 1, 2017, Paul N. Clark resigned from the Board, effective September 11, 2017, and as Chairman of the Board, effective September 1, 2017. On September 11, 2017, the Compensation Committee of the Board approved a modification to the vesting criteria applicable to Mr. Clark’s unvested RSUs. As a result of the modification, the Company recognized additional compensation expense of $12,000 for the three and nine months ended September 30, 2017.

On September 11, 2017, members of the executive management team of the Company agreed to receive performance based RSUs in lieu of cash salary compensation totaling $265,000 for the period from September 3, 2017 through March 3, 2018. These RSUs vest on September 11, 2018 subject to satisfaction of Company specific performance criteria, and the quantity of RSUs granted will be calculated at vesting based on the closing price of BIOLASE common stock on the vesting date. As the Company may settle the value of compensation equivalent by issuing a variable number of RSUs at the vesting date, this award is classified as a liability, specifically within accrued liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2017.

A summary of unvested RSU activity under the 2002 Plan for the nine months ended September 30, 2017 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted stock units at December 31, 2016	419	$1.23
Granted	2,321	$1.23
Vested	(387)	$1.28
Forfeited or cancelled	(130)	$0.98
Unvested restricted stock units at September 30, 2017	2,223	$1.23

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.  A summary of warrant activity for the nine months ended September 30, 2017 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2016	11,406	$3.64
Granted or Issued	3,926	$1.80
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at September 30, 2017	15,332	$3.17
Warrants exercisable at September 30, 2017	11,271	$3.64
Vested warrants expired during the quarter ended September 30, 2017	—	$—

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

Outstanding stock options, RSUs and warrants to purchase approximately 26,834,243 shares were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2017, as their effect would have been anti-dilutive.  For the same 2016 periods, anti-dilutive outstanding stock options and warrants to purchase 17,636,132 shares were not included in the computation of diluted loss per share.

NOTE 4—INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method, and is comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$4,810	$4,837
Work-in-process	1,676	2,261
Finished goods	7,616	6,425
Inventory, net	$14,102	$13,523

Inventory is net of a provision for excess and obsolete inventory totaling $1.7 million as of both September 30, 2017 and December 31, 2016.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Building	$220	$196
Leasehold improvements	2,005	2,003
Equipment and computers	6,731	6,163
Furniture and fixtures	634	599
Construction in progress	1,711	1,590
	11,301	10,551
Accumulated depreciation and amortization	(7,122)	(6,225)
	4,179	4,326
Land	171	152
Property, plant, and equipment, net	$4,350	$4,478

Depreciation and amortization expense related to property, plant, and equipment totaled $310,000 and $887,000 for the three and nine months ended September 30, 2017, respectively, and $274,000 and $734,000 for the three and nine months ended September 30, 2016, respectively.

The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $340,000 as of September 30, 2017.  For additional information on the capital lease, see Note 8 – Commitments and Contingencies.

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

As of September 30, 2017 and December 31, 2016, the Company had goodwill (indefinite life) of $2.9 million. As of September 30, 2017 and December 31, 2016, all intangible assets have been fully amortized. There was no amortization expense for the three and nine months ended September 30, 2017. Amortization expenses for the three and nine months ended September 30, 2016 totaled $14,000 and $42,000, respectively.

NOTE 7—ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Payroll and benefits	$2,200	$2,147
Warranty accrual, current portion	1,043	933
Taxes	428	638
Accrued professional services	652	782
Accrued capital lease obligations, current portion	32	159
Accrued insurance premium	61	906
Other	297	213
Total accrued liabilities	$4,713	$5,778

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and nine months ended September 30, 2017 and 2016 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Initial warranty accrual, beginning balance	$1,285	$1,919	$1,706	$2,188
Provision for estimated warranty cost	190	282	192	379
Warranty expenditures	(325)	(224)	(748)	(590)
	1,150	1,977	1,150	1,977
Less warranty accrual, long-term	107	955	107	955
Total warranty accrual, current portion	$1,043	$1,022	$1,043	$1,022

The Company’s Waterlase laser systems and Diode systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to two years from the date of sale by the Company or a distributor to the end-user. In 2017, for Waterlase systems sold domestically and purchased in 2017 or later, the Company decreased the warranty from two years to one year.

Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Undelivered elements (training, installation, and product and support services)	$1,066	$1,404
Extended warranty contracts	1,460	1,487
Deferred royalties	52	142
Total deferred revenue	2,578	3,033
Less long-term amounts:
Deferred royalties	14	23
Total deferred revenue - long-term	14	23
Total deferred revenue - current	$2,564	$3,010

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

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments and net of a $14,000 prepayment, for the year ending December 31, 2017 is $17,000.  The current obligation with respect to the present value of net minimum lease payments is reflected in the Consolidated Balance Sheets classified as an accrued liability, and there was no remaining portion of the present value of net minimum lease payments classified as a long-term obligation within capital lease obligations as of September 30, 2017.

Future minimum rental commitments under lease agreements, including both operating and capital leases (principle and interest), with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2017	$210
2018	775
2019	697
2020	235
Thereafter	—
Total future minimum lease obligations	$1,917

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.3 million, in the aggregate, at September 30, 2017. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of September 30, 2017, approximately $67,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders.  As of September 30, 2017, the Company had $12.8 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule or adjust requirements prior to supplier fulfillment.

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

NOTE 9—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.  For the three and nine months ended September 30, 2017, sales to customers in the United States accounted for approximately 63% and 64% of net revenue, respectively, and international sales accounted for approximately 37% and 36% of net revenue, respectively. For the three and nine months ended September 30, 2016, sales to customers in the United States accounted for approximately 66% and 63% of net revenue, respectively, and international sales accounted for approximately 34% and 37% of net revenue, respectively.  No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2017 or 2016.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$6,804	$8,768	$21,840	$24,155
International	4,002	4,461	12,452	13,894
	$10,806	$13,229	$34,292	$38,049

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2017	2016
United States	$4,021	$4,176
International	329	302
	$4,350	$4,478

NOTE 10—CONCENTRATIONS

Revenue from the Company’s products for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Laser systems	58.6%	71.9%	61.3%	68.7%
Imaging systems	10.2%	2.6%	7.8%	4.5%
Consumables and other	16.2%	12.4%	16.0%	13.5%
Services	14.7%	12.9%	14.6%	13.0%
License fees and royalties	0.3%	0.2%	0.3%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2017 or 2016.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2017 or December 31, 2016.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2017 and 2016. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $35,000 and $111,000, respectively, resulting in an effective tax rate of 0.8% and 0.9%, respectively. During the three and nine months ended September 30, 2016, the Company recorded an income tax provision of $40,000 and $117,000, respectively, resulting in an effective tax rate of 1.3% and 1.1%, respectively. The income tax provisions for the three and nine months ended September 30, 2017 and 2016 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 12—SUBSEQUENT EVENTS

Inducement Stock-Based Award

On October 2, 2017, in connection with the hiring of a new Senior Vice President and Chief Financial Officer, the Compensation Committee of the Board awarded 600,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $0.59 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) two-thirds of the total grant is subject to time vesting with 25% vesting as of October 2, 2018 and the remaining 75% vesting ratably monthly over a 36-month period commencing on October 2, 2018, and (ii) one-third of the total grant is subject to specific 2018 and 2019 performance criteria. For additional information regarding stock-based compensation, see Note 3 – Stockholders’ Equity.

Rights Offering

As discussed in Note 3, the Company has filed with the SEC an amended registration statement relating to a proposed public offering of non-transferable subscription rights to purchase shares of BIOLASE common stock. As of the date of the filing of the quarterly report on Form 10-Q of which these financial statements are a part, such registration statement has not yet become effective. If the proposed rights offering is consummated, the Company expects to receive gross proceeds of approximately $8.0 million to $12.0 million before expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our plans to expand our product line and clinical applications, statements regarding our proposed rights offering and the use of proceeds therefrom, the effects of seasonality affecting revenue, operating expenses, anticipated cash needs, needs for additional financing, plans to explore potential collaborations, market opportunities, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

Overview

We are a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including three-dimensional CAD/CAM intra-oral scanners and digital dentistry software. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. We have clearance from the FDA to market and sell our laser systems in the United States and also have the necessary registration to market and sell our laser systems in Canada, the European Union, and many other countries outside the United States. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 220 issued and 90 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through September 30, 2017 we sold over 35,500 laser systems in over 90 countries around the world. Contained in this total are over 12,200 Waterlase systems, including approximately 7,800 Waterlase MD and iPlus systems.

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

Recent Developments

New Leadership Additions

Consistent with our goal to focus our energies on strengthening our leadership, and worldwide competitiveness and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team. In March 2017, we appointed a new Vice President of Sales for the Americas with more than 24 years of experience in medical device sales and sales leadership in start-up, turnaround and high-growth environments. In September 2017, we named Jonathan T. Lord, M.D. as our new Chairman of the Board. Dr. Lord has served on the Board of Directors since 2014 and also serves as Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He is a board-certified forensic pathologist and Fellow of the College of American Pathologists. Dr. Lord brings extensive innovation, executive management and board experience to his new role of Chairman. Effective October 1, 2017, we appointed a new Senior Vice President and Chief Financial Officer with proven leadership and technical experience in finance and business management in both public and private companies. Effective November 1, 2017, we appointed Richard B. Lanman, M.D. to the Board of Directors, a well-known healthcare innovator and entrepreneur who specializes in the development and adoption of novel healthcare technologies.

Rights Offering

On September 29, 2017, we filed a registration statement on Form S-1 with the SEC for a proposed rights offering to its existing shareholders. The registration statement was amended on October 10, 2017, but, as of the date of the filing of the quarterly report on Form 10-Q of which these financial statements are a part, the registration statement has not yet become effective. The proposed rights offering consists of a public offering of non-transferable subscription rights to purchase shares of BIOLASE common stock. If we proceed with the proposed rights offering, our stockholders will receive (a) basic subscription rights to purchase their pro rata portion of the shares of BIOLASE common stock offered in the proposed rights offering and (b) over-subscription privileges, which will entitle the holders thereof who exercise their basic subscription rights in full the opportunity to purchase additional shares of BIOLASE common stock unclaimed by other holders of basic subscription rights in the proposed rights offering, subject to certain limitations and subject to allotment. Certain affiliates of Larry Feinberg and certain affiliates of Jack Schuler have each agreed with us to exercise their respective basic subscription rights and any available over-subscription privilege pursuant to the rights offering in an amount not less than $3.0 million each. The record date of the rights offering will be 5:00 p.m., Eastern Time on November 8, 2017.

If the rights offering is consummated, we expect to receive gross proceeds of approximately $8.0 million to $12.0 million before expenses. The purpose of the rights offering is to raise equity capital in a cost-effective manner that gives all of our existing stockholders the opportunity to participate on a pro rata basis. We plan to use any net proceeds from the rights offering for our general working capital needs. There can be no assurance that we will be successful in completing the rights offering, any other equity financing or any debt financing.

New Products

In January 2017, we received FDA clearance for, and launched, Epic Pro, a powerful and innovative dental diode laser system, making it available for sale in the United States, as well as in select countries in Europe, the Middle East and Asia. In June 2017, we received the Canadian License from Health Canada, making the Epic Pro available for sale in Canada. The Epic Pro, which offers more power than most diode lasers in dentistry, is the first product to be introduced resulting from our strategic development agreement with IPG Medical. The newest addition to the Epic family of dental soft-tissue lasers, the Epic Pro features several new innovations, such as a new super pulse technology for more precise, enhanced laser tissue cutting; real-time automatic power control to enhance speed and consistency when performing surgery; and pre-initiated, bendable, disposable tips with new smart tip technology to ensure tip performance and quality. The Epic Pro laser system has FDA clearance for dental and surgical operations and is intended for use in contact and non-contact techniques for incision, excision, vaporization, ablation, hemostasis, or coagulation of intraoral and extra-oral soft tissue (including marginal and interdental gingiva and epithelial lining of free gingiva).

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

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2016 Form 10-K. There have been no significant changes during the three and nine months ended September 30, 2017 in our critical accounting policies from those disclosed in Item 7 of the 2016 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Products and services revenue	99.7%	99.8%	99.7%	99.7%
License fees and royalty revenue	0.3%	0.2%	0.3%	0.3%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.6%	57.6%	66.4%	60.8%
Gross profit	26.4%	42.4%	33.6%	39.2%
Operating expenses:
Sales and marketing	37.0%	32.2%	37.1%	33.0%
General and administrative	18.6%	21.0%	21.2%	20.2%
Engineering and development	14.8%	13.0%	14.1%	14.5%
Total operating expenses	70.4%	66.2%	72.4%	67.7%
Loss from operations	(44.0%)	(23.8%)	(38.8%)	(28.5%)
Non-operating loss, net	1.7%	0.3%	1.2%	0.1%
Loss before income tax provision	(42.3%)	(23.5%)	(37.6%)	(28.4%)
Income tax provision	0.3%	0.3%	0.3%	0.3%
Net loss	(42.6%)	(23.8%)	(37.9%)	(28.7%)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP net loss attributable to common shareholders	$(4,612)	$(5,330)	$(16,987)	$(13,128)
Deemed dividend on convertible preferred stock	—	2,184	3,978	2,184
GAAP net loss	$(4,612)	$(3,146)	$(13,009)	$(10,944)
Adjustments:
Interest income, net	(10)	(18)	(29)	(51)
Income tax provision	35	40	111	117
Depreciation and amortization	310	288	887	776
Stock-based compensation	464	688	1,604	2,468
Non-GAAP net loss	$(3,813)	$(2,148)	$(10,436)	$(7,634)

Comparison of Results of Operations

Three months ended September 30, 2017 and 2016

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2017 (the “Third Quarter 2017”) and the three months ended September 30, 2016 (the “Third Quarter 2016”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
Laser systems	$6,335	58.6%	$9,506	71.9%	$(3,171)	(33.4%)
Imaging systems	1,103	10.2%	349	2.6%	754	216.0%
Consumables and other	1,751	16.2%	1,635	12.4%	116	7.1%
Services	1,585	14.7%	1,709	12.9%	(124)	(7.3%)
Total products and services	10,774	99.7%	13,199	99.8%	(2,425)	(18.4%)
License fees and royalty	32	0.3%	30	0.2%	2	6.7%
Net revenue	$10,806	100.0%	$13,229	100.0%	$(2,423)	(18.3%)

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

Total revenue by geographic location based on the location of customers for the Third Quarter 2017 and Third Quarter 2016, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
United States	$6,804	63.0%	$8,768	66.3%	$(1,964)	(22.4%)
International	4,002	37.0%	4,461	33.7%	(459)	(10.3%)
Net revenue	$10,806	100.0%	$13,229	100.0%	$(2,423)	(18.3%)

The $2.4 million, or 18%, overall decrease in quarter-over-quarter net revenue resulted primarily from laser systems sales, which decreased by $3.2 million, or 33%, in the Third Quarter 2017 compared to the Third Quarter 2016 and the impact of natural disasters in Florida and Texas of approximately $700,000.  Sales of our core laser products decreased by 47% domestically and 13% internationally. Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, decreased by $124,000, or 7%, in the Third Quarter 2017 compared to the Third Quarter 2016, driven by a 8% decrease in domestic services revenue.

Partially offsetting decreases in laser systems revenue and services revenue were increases to imaging systems revenue, consumables and other revenue and license fees and royalty revenue. Imaging systems revenue increased by $754,000, or 216%, in the Third Quarter 2017 compared to the Third Quarter 2016, driven by improved domestic and international imaging sales. Consumables and other revenue, which consists of consumable products such as disposable tips, increased by $116,000, or 7%, in the Third Quarter 2017 compared to the Third Quarter 2016.  License fees and royalty revenue also increased by $2,000, or 7%, in the Third Quarter 2017 compared to the Third Quarter 2016.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the Third Quarter 2017 and the Third Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
Net revenue	$10,806	100.0%	$13,229	100.0%	$(2,423)	(18.3%)
Cost of revenue	7,951	73.6%	7,624	57.6%	327	4.3%
Gross profit	$2,855	26.4%	$5,605	42.4%	$(2,750)	(49.1%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 49% decline in gross profit as a percentage of revenue for the Third Quarter 2017, as compared to the Third Quarter 2016, reflected an increase in imaging revenue, which has lower product distribution margins than laser systems revenue, promotional introductory pricing of Waterlase Express, and lower revenue resulting in unabsorbed fixed costs.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the Third Quarter 2017 and Third Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
Sales and marketing	$4,000	37.0%	$4,260	32.2%	$(260)	(6.1%)
General and administrative	2,015	18.6%	2,778	21.0%	(763)	(27.5%)
Engineering and development	1,601	14.8%	1,715	13.0%	(114)	(6.6%)
Total operating expenses	$7,616	70.4%	$8,753	66.2%	$(1,137)	(13.0%)

In August 2017, we streamlined operations by reducing payroll-related and consulting-related expenses by approximately $2.5 million on an annualized basis and reduced planned discretionary spending for the remainder of 2017 and 2018. The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the Third Quarter 2017 compared to the Third Quarter 2016 decreased by $260,000, or 6%, primarily due to decreased commissions expense of $336,000 from lower sales in the Third Quarter 2017, partially offset by increased payroll and consulting-related expenses of $173,000. The increase in payroll and consulting-related expenses was due to a $167,000 increase in severance expenses relating to a reduction in the work force during Third Quarter 2017, partially offset by decreased stock-based compensation expense of $36,000. As we continued into 2017, we have maintained our focus on (i) enhancing customer acquisition, customer retention and global brand awareness, and (ii) rebuilding and restructuring through in-depth training and development of our sales and marketing team domestically and internationally.  In striving to transform and maintain revenue growth, we expect sales and marketing expenses to remain consistent as a percentage of revenue for the remainder of 2017.

General and Administrative Expense. General and administrative expenses in the Third Quarter 2017 compared to the Third Quarter 2016 decreased by $763,000, or 28%, primarily due to decreased patent and legal expenses of $301,000 relating to our efforts to protect our intellectual property during Third Quarter 2016 and decreased payroll and consulting-related expenses of $436,000. The decrease in payroll and consulting-related expenses was primarily due to decreases in recruiting expenses of $165,000 and stock-based compensation expense of $244,000 related to the reassessment of certain performance based equity awards. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2017.

Engineering and Development Expense. Engineering and development expenses in the Third Quarter 2017 compared to the Third Quarter 2016 decreased by $114,000, or 7%, primarily due to a $181,000 decrease in payroll and consulting-related expenses, driven by decreased consulting expenses of $263,000, partially offset by increased severance expenses relating to a reduction in the work force during Third Quarter 2017 of $42,000 and increased stock-based compensation expense of $15,000. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2017.

Gain (Loss) on Foreign Currency Transactions. We realized a $174,000 gain on foreign currency transactions during the Third Quarter 2017, compared to a $24,000 gain on foreign currency transactions during the Third Quarter 2016, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income, Net.  Interest income during the Third Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”). We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Interest income, net totaled $10,000 for Third Quarter 2017, as compared to $18,000 for Third Quarter 2016.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $35,000 for the Third Quarter 2017, compared to a provision of $40,000 for the Third Quarter 2016. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.6 million for the Third Quarter 2017 compared to a net loss of $3.1 million for the Third Quarter 2016. The $1.5 million, or 47%, increase in net loss was due to a $2.8 million, or 49%, reduction in gross profit, partially offset by a $1.1 million, or 13%, decrease in total operating expenses.

Nine months ended September 30, 2017 and 2016

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2017 (“YTD Third Quarter 2017”) and the nine months ended September 30, 2016 (“YTD Third Quarter 2016”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
Laser systems	$21,026	61.3%	$26,140	68.7%	$(5,114)	(19.6%)
Imaging systems	2,683	7.8%	1,728	4.5%	955	55.3%
Consumables and other	5,494	16.0%	5,132	13.5%	362	7.1%
Services	4,993	14.6%	4,933	13.0%	60	1.2%
Total products and services	34,196	99.7%	37,933	99.7%	(3,737)	(9.9%)
License fees and royalty	96	0.3%	116	0.3%	(20)	(17.2%)
Net revenue	$34,292	100.0%	$38,049	100.0%	$(3,757)	(9.9%)

Total revenue by geographic location based on the location of customers for YTD Third Quarter 2017 and YTD Third Quarter 2016, as well as the amount of change and percentage of change in each geographic revenue category, was as follows (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
United States	$21,840	63.7%	$24,155	63.5%	$(2,315)	(9.6%)
International	12,452	36.3%	13,894	36.5%	(1,442)	(10.4%)
Net revenue	$34,292	100.0%	$38,049	100.0%	$(3,757)	(9.9%)

The $3.8 million, or 10%, overall decrease in period-over-period net revenue resulted primarily from laser systems sales, which decreased by $5.1 million, or 20%, in YTD Third Quarter 2017 compared to YTD Third Quarter 2016 and the impact of natural disasters in Florida and Texas of approximately $700,000.  The laser systems revenue decrease was driven by a 28% decline in domestic revenue and a 9% decline in international revenue.  License fees and royalty revenue also decreased by $20,000, or 17%, in YTD Third Quarter 2017 compared to YTD Third Quarter 2016.

Partially offsetting the decreased laser systems revenue and license fees and royalty revenue were increases to imaging systems revenue, consumables and other revenue and services revenue. Imaging systems revenue increased by $955,000, or 55%, in the YTD Third Quarter 2017 compared to YTD Third Quarter 2016, driven by improved domestic imaging sales. Consumables and other revenue, which consists of consumable products such as disposable tips, increased by $362,000, or 7%, in YTD Third Quarter 2017 compared to YTD Third Quarter 2016.  Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, increased $60,000, or 1%, in YTD Third Quarter 2017 compared to YTD Third Quarter 2016, driven by a 2% increase in domestic services revenue.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for YTD Third Quarter 2017 and YTD Third Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
Net revenue	$34,292	100.0%	$38,049	100.0%	$(3,757)	(9.9%)
Cost of revenue	22,780	66.4%	23,144	60.8%	(364)	(1.6%)
Gross profit	$11,512	33.6%	$14,905	39.2%	$(3,393)	(22.8%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 23% decline in gross profit as a percentage of revenue for YTD Third Quarter 2017, as compared to YTD Third Quarter 2016, reflected an increase in imaging revenue, which has lower product distribution margins than laser systems revenue, promotional introductory pricing of Waterlase Express, and lower revenue resulting in unabsorbed fixed costs.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for YTD Third Quarter 2017 and YTD Third Quarter 2016, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2017		2016		Change	Change
Sales and marketing	$12,718	37.1%	$12,552	33.0%	$166	1.3%
General and administrative	7,271	21.2%	7,700	20.2%	(429)	(5.6%)
Engineering and development	4,840	14.1%	5,501	14.5%	(661)	(12.0%)
Total operating expenses	$24,829	72.4%	$25,753	67.7%	$(924)	(3.6%)

In August 2017, we streamlined operations by reducing payroll-related and consulting-related expenses by approximately $2.5 million on an annualized basis and reduced planned discretionary spending for the remainder of 2017 and 2018. The period-over-period total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in YTD Third Quarter 2017 compared to YTD Third Quarter 2016 increased by $166,000, or 1%, primarily due to increases in convention-related expenses of $355,000, payroll and consulting-related expenses of $133,000 and travel expenses of $160,000, partially offset by decreased commissions expense of $510,000. In the first quarter of 2017, we participated in the International Dental Show in Cologne, Germany, which led to higher convention-related expenses and travel expenditures. The increase in payroll and consulting-related expenses is comprised of increases in wages and salaries of $188,000 and increased severance expense of $167,000 relating to a reduction in the work force during Third Quarter 2017, partially offset by decreased stock-based compensation expense of $162,000. The decrease in commissions was driven by decreased sales in YTD Third Quarter 2017 compared to YTD Third Quarter 2016. As we continued into 2017, we have maintained our focus on (i) enhancing customer acquisition, customer retention, and global brand awareness, and (ii) rebuilding and restructuring through in-depth training and development of our sales and marketing team domestically and internationally.  In striving to transform and maintain revenue growth, we expect sales and marketing expenses to remain consistent as a percentage of revenue for the remainder of 2017.

General and Administrative Expense. General and administrative expenses in YTD Third Quarter 2017 compared to YTD Third Quarter 2016 decreased by $429,000, or 6%, primarily due to decreased payroll and consulting-related expenses of $629,000, partially offset by increased provision for doubtful accounts of $130,000 and increase bank fees of $91,000. The decrease in payroll and consulting-related expenses is primarily due to decreased stock-based compensation expense of $636,000 related to the reassessment of certain performance based equity awards. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2017.

Engineering and Development Expense. Engineering and development expenses in YTD Third Quarter 2017 compared to YTD Third Quarter 2016 decreased by $661,000, or 12%, primarily due to a $546,000 decrease in payroll and consulting-related expenses. The decrease in payroll and consulting-related expenses was driven by decreased consulting expenses of $675,000 and decreased stock-based compensation expense of $45,000, partially offset by an increase in wages and salaries of $80,000 and an increase in severance expense of $42,000. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2017.

Gain (Loss) on Foreign Currency Transactions. We realized a $390,000 gain on foreign currency transactions during YTD Third Quarter 2017, compared to a $30,000 loss on foreign currency transactions during YTD Third Quarter 2016, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Income, Net.  Interest income during YTD Third Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona. We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system. Interest income, net totaled $29,000 for YTD Third Quarter 2017, as compared to $51,000 for YTD Third Quarter 2016.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $111,000 for YTD Third Quarter 2017, compared to a provision of $117,000 for YTD Third Quarter 2016. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $13.0 million for YTD Third Quarter 2017 compared to a net loss of $10.9 million for YTD Third Quarter 2016. The $2.1 million, or 19%, increase in net loss was due to a $3.4 million, or 23%, reduction in gross profit, partially offset by a $924,000, or 4%, decrease in total operating expenses and $420,000 increase in gain on foreign currency transactions.

Liquidity and Capital Resources

At September 30, 2017, the Company had approximately $4.7 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents of $4.5 million at September 30, 2017 as compared to December 31, 2016, was primarily due to cash used in operating and investing activities of $14.2 million and $825,000, respectively, partially offset by cash provided by financing activities of $10.3 million.  The $14.2 million of net cash used in operating activities was primarily driven by the Company’s net loss of $13.0 million for the nine months ended September 30, 2017.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash flows used in operating activities	$(14,156)	$(7,453)
Net cash flows used in investing activities	(825)	(1,055)
Net cash flows provided by financing activities	10,270	9,399
Effect of exchange rate changes	241	60
Net change in cash and cash equivalents	$(4,470)	$951

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2017 totaled $14.2 million and was primarily comprised of our net loss of $13.0 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $887,000, provision for bad debts of $54,000, provision for inventory excess and obsolescence of $348,000, stock-based compensation expenses of $1.6 million, deferred income taxes of $45,000 and earned interest income, net of $29,000. The $4.1 million net decrease in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $3.2 million related to the timing of our payments, a decrease of $455,000 in deferred revenue resulting from less deferred services revenue, a decrease in customer deposits of $32,000, and an increase in inventory of $914,000 resulting from new product inventory, partially offset by a decrease in accounts receivable of $52,000 related to the timing of our collections and a decrease in prepaid expenses and other assets of $495,000.

Investing Activities

Cash used in investing activities for YTD Third Quarter 2017 consisted of $825,000 of capital expenditures. The period-over-period decrease was primarily due to capital expenditures for the implementation of a new enterprise resource planning system, which has been put on hold in 2017.

Financing Activities

Net cash provided by financing activities for YTD Third Quarter 2017 of $10.3 million resulted from proceeds received from our private placement in April 2017, net of expenses, partially offset by payments on our capital lease obligations of $128,000.

Effect of Exchange Rate

The $241,000 effect of exchange rate on cash for YTD Third Quarter 2017 was due to a recognized gain on foreign currency transactions, primarily the Euro currency conversion rates during 2017.

Future Liquidity Needs

As of September 30, 2017, the Company had working capital of approximately $14.7 million. Our principal sources of liquidity as of September 30, 2017 consisted of approximately $4.7 million in cash, cash equivalents and restricted cash and $9.7 million of net accounts receivable.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our fields sales force and distribution relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses. Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into a line of credit facility. As discussed above, we have filed with the SEC an amended registration statement relating to a proposed public offering of non-transferable subscription rights to purchase shares of BIOLASE common stock. As of the date of the filing of this quarterly report on Form 10-Q, such registration statement has not yet become effective. If the proposed rights offering is consummated, we expect to receive gross proceeds of approximately $8.0 million to $12.0 million before expenses and to use such proceeds for our general working capital needs. We cannot provide assurance that we will be able to successfully consummate the rights offering, any other equity financing or any debt financing or enter into any line of credit facility in the future. We also cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2016 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.6	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.7	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.8	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant		DEF14A		D	05/19/2017

10.1	Commitment Letter, dated September 26, 2017, between each of Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP and BIOLASE, Inc.		S-1	09/29/2017	10.23	09/29/2017

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.2	Commitment Letter, dated September 26, 2017, between each of Renate Schuler, Jack W. Schuler Living Trust and Schuler Family Foundation and BIOLASE, Inc.		S-1	09/29/2017	10.24	09/29/2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

November 1, 2017	By:	/s/ HAROLD C. FLYNN, JR.
Date		Harold C. Flynn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2017	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)