Form 10-K
period 2017-12-31
BIOLASE, INC
filed 2018-03-14
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36385

BIOLASE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0442441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Cromwell

Irvine, California 92618

(Address of Principal Executive Offices) (Zip code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $34,143,958 based on the last sale price of common stock on June 30, 2017.

As of March 7, 2018, there were 102,344,682 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, includes “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or do not materialize as expected, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions, or expectations regarding our strategy, future demand for improved dental care, compliance with laws and regulatory requirements, expenses, the impact of cost-saving measures, excise tax expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products and services and for enhancements of existing products and services, plans to explore potential collaborations, potential acquisitions of products and technologies, effects of engineering and development efforts, plans to expand our field sales force, the development of distributor relationships, anticipated growth strategies, ability to attract customers, the adequacy of our facilities, products and solutions from competitors, protection of patents and other technology, the ability of third party payers to pay for costs of our products, critical accounting policies and the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations, or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions.

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

•	climate change initiatives;
•	failure of our intellectual property rights to adequately protect our technologies;
•	potential third-party claims that our products infringe their intellectual property rights;
•	changes in government regulation or the inability to obtain or maintain necessary governmental approvals;
•	our failure to comply with existing or new laws and regulations, including fraud and abuse and health information privacy and securities laws;
•	changes in the regulatory requirements of the Food and Drug Administration (“FDA”) applicable to laser products, dental devices, or both;
•	recall or other regulatory action concerning our products after receiving FDA clearance or approval;
•	low trading volume of our common stock and high concentration of ownership;
•	the volatility of our common stock; and
•	our failure to comply with continued listing requirements of the NASDAQ Capital Market.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 220 issued and 95 pending U.S. and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2017, we sold over 36,200 laser systems in over 90 countries around the world. Contained in this total are approximately 12,400 Waterlase systems, including approximately 8,400 Waterlase MD, MDX, Express and iPlus systems. We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. and in 2012, we changed our name to BIOLASE, Inc. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We currently operate in a single reportable business segment. We had net revenues of $46.9 million, $51.8 million, and $48.5 million, in 2017, 2016, and 2015, respectively, and we had net losses of $16.9 million, $15.4 million, and $20.3 million for the same periods, respectively. We had assets of $43.0 million and $41.9 million as of December 31, 2017 and 2016, respectively.

Recent Developments

New Leadership Additions

Consistent with our goal to focus our energies on worldwide competitiveness, strengthening our leadership, and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team. In September 2017, we named Jonathan T. Lord, M.D. as our new Chairman of our board of directors (our “Board”). Dr. Lord has served on our Board since 2014 and also serves as Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He is a board-certified forensic pathologist and Fellow of the College of American Pathologists. Dr. Lord brings extensive innovation and executive management and board experience to his new role of Chairman. Effective October 1, 2017, we appointed John R. Beaver as our new Senior Vice President and Chief Financial Officer, who has proven leadership and technical experience in finance and business management in both public and private companies. Effective November 1, 2017, we appointed to our Board Richard B. Lanman, M.D., a well-known healthcare innovator and entrepreneur who specializes in the development and adoption of novel healthcare technologies. In January, we promoted from within a new Vice President of U.S.Sales, who has a wealth of experience and knowledge about our Company and the industry.

Rights Offering

We completed a rights offering on December 5, 2017 by selling 26,302,703 shares of our common stock. Gross proceeds were approximately $12.0 million, and net proceeds, after offering expenses of approximately $0.6 million, were approximately $11.4 million. Certain affiliates of Larry Feinberg and an affiliate of Jack Schuler exercised their basic subscription rights and over-subscription privilege in the rights offering and purchased a total of 10,745,614 shares and 10,964,912 shares of our common stock, respectively, on the same terms as all other participants. We plan to use the net proceeds from the rights offering for our general working capital needs.

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

Cutting Instruments.    Soft tissue procedures are typically performed by oral surgeons or periodontists using scalpels, scissors, and other surgical tools. Due to the pain, bleeding, post-operative swelling, and discomfort associated with these instruments, most soft tissue procedures require the use of local anesthetic which may result in numbness and longer recovery time, and often require stitches. Bleeding can impair the practitioner’s visibility during the procedure, thereby reducing efficiency and is a particular problem for patients with immune deficiencies or blood disorders and for patients taking blood-thinning medications.

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

BIOLASE Products

Our laser systems and 3D CAD/CAM intraoral scanning and imaging solutions can provide dental professionals with enhanced capabilities for early diagnosis and minimally invasive treatment. Our product offering consists of the following:

Waterlase all-tissue laser systems.     Our all-tissue Waterlase dental laser systems currently consist of the new Waterlase Express, our flagship Waterlase iPlus, and the Waterlase MD Turbo. Each of these systems features proprietary laser crystal technology that produces energy with specific absorption and tissue interaction characteristics specifically designed for dental procedures. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums and skin, without the heat, vibration, bleeding, or pressure associated with traditional dental treatments. By combining the laser light and water, our Waterlase systems can eliminate the need for anesthesia in most cases and result in faster healing times compared to traditional methods of treatment, both of which could lead to improved patient-reported outcomes.

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

Diode soft-tissue laser systems.    Our Diode soft tissue laser systems currently consist of the Epic Pro, Epic X, Epic 10 and iLase diode lasers that perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and provide temporary pain relief.  Epic X, Epic 10, and iLase systems feature our proprietary 940nm wavelength and Epic Pro features our proprietary 940nm and 980nm wavelength with patented pulse technology called ComfortPulse, which is designed for added patient comfort. iLase was the first “personal” laser with no wires, footswitch, or cumbersome cables to manage. Epic 10 is a portable, powerful diode laser that facilitates clinical versatility with surgical, pain therapy, and whitening capabilities and provides an exceptional laser with an attractive value proposition. In December 2014, we introduced the Epic X diode laser, an enhanced soft tissue laser system featuring upgrades and improvements from our Epic 10. Epic Pro, released in 2016, is a soft-tissue diode laser with Super Thermal Pulse and Automatic Power Control features for enhanced patient comfort and clinical outcomes. The iLase, Epic X, Epic10, and Epic Pro are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 90 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

Imaging systems.  Our imaging product line features a full line of 3Shape Trios intraoral scanners, digital impression systems and software for taking highly accurate 3D scans, which can be used to design crowns, study models, surgical guides for implant placement, and event orthodontic and athletic appliances. We distribute the 3Shape products under the manufacturer’s FDA 510(k) clearances.

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

Benefits to Dental Professionals

•

Expanded range of procedures and revenue opportunities.    Our laser systems allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform using conventional methods and that would typically be referred to a specialist. Our laser systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills, professional and patient satisfaction levels, patient retention rates, new patient attraction rates, and revenues.

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

•

Increasing awareness and education in laser dentistry.   We added local specialists to our staff in southern California to offer dentists more support in maximizing the use of their lasers. In addition, we plan to offer more educational courses, informational events and community activities to help ensure that dentists and their patients are provided with the latest information in laser dentistry. We have developed a local advisory board of dentistry veterans whose collective expertise should serve as an excellent resource that will help propel the local market forward.

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

Warranties

Our Waterlase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one year from the date of sale to the end-user by us or a distributor. Our Diode systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to two years from the date of sale to the end-user by us or a distributor. Waterlase systems and Diode systems sold internationally are covered by a warranty against defects in material and workmanship for a period of up to 28 months from date of sale to the international distributor. Our laser systems warranty covers parts and service for sales in our North American territories and parts only for international distributor sales. In North America and select international locations, we sell extended warranty contracts to our laser systems end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished, or sold by unauthorized parties, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products. We distribute extended warranties on certain imaging products, including our digital radiography products. However, all imaging products that we distribute are initially covered by manufacturer’s warranties.

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

We use an integrated approach to manufacturing, including the assembly of tips, laser hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly, and testing. We obtain components and subassemblies for our products from third-party suppliers, the majority of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. In general, we rely on these purchase orders and do not have written supply contracts with many of our key suppliers. Three key components used in our Waterlase system (power suppliers, laser crystals, and fiber components) are each supplied by separate single-source suppliers. In recent years, we have not experienced material delays from the suppliers of these three key components. However, an unexpected interruption from a single-source supplier could cause manufacturing delays, re-engineering, significant costs, and sales disruptions, any of which could have a material adverse effect on our operations. As of the date on which this Form 10-K was filed with the SEC, we were in the process of identifying and qualifying alternate source suppliers for our key components, including but not limited to those noted above. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us.

As discussed below, we are subject to periodic inspections by the FDA as a manufacturer of medical devices.  Such inspections can cover manufacturing, design, production, reporting, recordkeeping, and other processes and can lead to FDA observations requiring corrective action, which can disrupt normal processes.

Marketing and Sales

Marketing

We market our laser systems worldwide. Our marketing efforts are focused on driving brand awareness and demand for BIOLASE laser solutions with dental practitioners. We also continue to test methods to increase awareness of our brands’ benefits by marketing directly to patients.

Dental Practitioners.    We market our laser systems to dental practitioners through regional, national, and international educational events, seminars, industry tradeshows, trade publications, digital/social media, field sales forces (in North America, Canada, and Germany), and agents and distributors.  We also use brochures, direct communications, public relations, and other promotional tools and materials.

Our primary marketing message to dental practitioners focuses on the ability of BIOLASE lasers to resolve dental challenges and deliver improved cash flow and return on investment (“ROI”), which can be realized with improved patient-reported outcomes. Our World Clinical Laser Institute (the “WCLI”) is a leader in educating and training dental practitioners in laser dentistry.   We believe that, as the community of BIOLASE dental practitioners expands, the WCLI will continue to deliver fresh and exciting laser educational opportunities utilizing the latest in learning methodologies and platforms.  The WCLI conducts and sponsors educational programs domestically and internationally for dental practitioners, researchers, and academicians, including one, two, and three-day seminars and training sessions involving in-depth presentations on the use of lasers in dentistry.  In addition, we have developed relationships with research institutions, dental schools, and dental laboratories that use our products for clinical research and in-clinical training. We believe these relationships will continue to increase awareness of and demand for our products.

Patients.    We plan to continue to test ways to effectively market the benefits of our laser systems directly to patients through marketing and advertising programs, including the internet, search engine optimization, social media, print and broadcast media, and point-of-sale materials in dental practitioners’ offices.   We believe that making patients aware of our laser systems and their benefits will motivate them to request from dental practitioners laser procedures and their outcomes thereby increasing demand for our brands. We can be found online at biolase.com, and on Facebook, Twitter, LinkedIn, and Vimeo. Unless specifically stated otherwise, none of the information contained on any of these sites online is incorporated in this Form 10-K by reference.

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

The following table summarizes our net revenues by category for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	Years Ended December 31,
	2017		2016		2015
Laser systems	$29,121	62.0%	$35,150	67.9%	$32,691	67.5%
Imaging systems	3,685	7.9%	3,066	5.9%	2,237	4.6%
Consumables and other	7,332	15.6%	6,906	13.3%	6,877	14.2%
Services revenue	6,660	14.2%	6,539	12.6%	6,465	13.3%
Products and services revenue	46,798	99.7%	51,661	99.7%	48,270	99.6%
License fees and royalties	128	0.3%	149	0.3%	205	0.4%
Net revenue	$46,926	100.0%	$51,810	100.0%	$48,475	100.0%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$29,296	$33,385	$29,433
International	17,630	18,425	19,042
	$46,926	$51,810	$48,475

International revenue accounts for a significant portion of our total revenue and accounted for approximately 38%, 36%, and 39% of our net revenue in 2017, 2016, and 2015, respectively. No individual country outside the United States represented more than 10% of our net revenue during the years ended December 31, 2017, 2016, and 2015.

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

International Sales.    Our distributors purchase laser systems and disposables from us at wholesale dealer prices and resell them to dentists in their sales territories. All sales to distributors are final, and we can terminate our arrangements with dealers, agents, and distributors for cause or non-performance. We have granted certain distributors the right to be our exclusive distributor in select territories. These distributors are generally required to satisfy certain minimum purchase requirements to maintain their exclusivity. We have sold our products directly to end users in Germany since 2011 and directly to end users in India and neighboring countries since 2012.

Customer Concentration.    We sell our products through our field sales force, agents, and distributors. For the years ended December 31, 2017, 2016, and 2015, sales to our largest distributor worldwide accounted for approximately 4%, 4%, and 3%, respectively, of our net revenue.

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

Financing Options.    Most customers (other than distributors) finance their purchases through several third-party financial institutions with which we have established good relationships.  In the United States and Canada, third-party customers enter into a financing agreement with one of the financial institutions that purchases the product from us or one of our distributors. We are not party to these financing agreements.  Thus, if the customer agrees to pay the financial institution in installments, we do not bear the credit risk. The financial institutions do not have recourse to us for a customer’s failure to make payments, nor do we have any obligation to take back the product.

Seasonality.    Typically, we experience fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average and revenue in the fourth quarter typically is higher than average due to the buying patterns of dental practitioners. We believe that this trend exists because a significant number of dentists purchase their capital equipment towards the end of the calendar year to maximize their practice earnings while seeking to minimize their taxes. They often use certain tax incentives, such as accelerated depreciation methods for purchasing capital equipment, as part of their year-end tax planning. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. Our historical seasonal fluctuations may also be impacted by sales promotions used by large dental distributors that encourage end-of-quarter and end-of-year buying in our industry. Because of these seasonal fluctuations, historically we have often used less cash in operations for the six months ended December 31 as compared to the six months ended June 30.

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. Our engineering and product development group consists of 20 individuals with medical device and laser development experience, including two Ph.Ds. During the years ended December 31, 2017, 2016, and 2015, our engineering and product development expenses totaled approximately $6.2 million, $7.8 million, and $7.3 million, respectively. Our current engineering and product development activities are focused on developing new product platforms, improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with new and improved protocols or procedures that are less painful and have clinically superior results. Some examples of the improvements we are pursuing for our laser systems include faster cutting speed, improved ease of use, less need for anesthesia, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems. Our engineering and product development activities encompass both fundamental and applied fields. We seek to improve methods to perform clinical procedures through the use of new laser wavelengths, laser operation modes and accessories.

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

To further our development efforts, we have entered into a development and distribution agreement with IPG Medical.  The development and distribution agreement between the Company and IPG covers several projects in various stages of development, with the expectation that these projects will culminate in commercialized joint dental laser products, accessories, or integral system components. The parties will collaborate in the design and development of these new products and applications, with each party contributing its technological expertise, know-how, and development resources. We will be responsible for U.S. and international registrations of all dental products resulting from the agreement, and we will have exclusive worldwide commercial distribution rights for certain products over a multi-year initial term after completion of development.

Intellectual Property and Proprietary Rights

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2017, we had approximately 220 issued patents and 95 pending patent applications in the United States, Europe and other countries. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: 11 in 2018 and 2 in 2019, with the majority having expiration dates ranging from 2025 to 2038. With approximately 95 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business, financial condition, or results of operations.

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

Traditional tools are generally less expensive than our laser systems for performing similar procedures. For example, a high-speed drill or an electrosurge device can be purchased for less than $2,500. In addition, though our systems are superior to traditional tools in many ways, they are not intended to replace all of the applications of traditional tools, such as removing metal fillings and certain polishing and grinding functions.

Some of our competitors have significantly greater financial, marketing, and/or technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to those performed by our products. Because of the large size of the potential market for our products, it is possible that new or existing competitors may develop competing products, procedures, or clinical solutions that could prove to be more effective, safer, or less costly than procedures using our laser systems. The introduction of new products, procedures, or clinical solutions by competitors may result in price reductions, reduced margins, or loss of market share, or may render our products obsolete.

Government Regulations

FDA and Related Regulatory Requirements

Our products are subject to extensive regulation particularly as to safety, efficacy, and adherence to FDA Quality System Regulation and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval (“PMA”) before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.

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

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to extensive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed current good manufacturing practice (“cGMP”) requirements, as set forth in the FDA’s Quality System Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals, and criminal prosecutions. We believe that our design, manufacturing, and quality control procedures are in compliance with the FDA’s regulatory requirements.

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

Foreign Regulation

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. In the EU, placing our medical devices on the market must comply with the requirements of Council Directive 93/42/EEC concerning medical devices (“MDD”). Applicable requirements include compliance with the essential requirements of the MDD (the “Essential Requirements”) and the CE marking process. Our devices are classified as Class I, Class IIa, Class IIb or Class III devices.

Medical devices marketed in the EU must meet all proper regulatory requirements and have a CE marking affixed to them. For devices falling within Class I (low risk), the manufacturer is responsible for ensuring that the product complies with the Essential Requirements and must draw up a written statement to this effect (a “Declaration of Conformity”). Class I devices without a measuring function and supplied in non-sterile condition do not require the involvement of an organization designated by an EU-competent authority to assess the conformity of certain products before being placed on the EU market (a “Notified Body”).

Manufacturers of sterile products and devices with a measuring function must apply to a Notified Body for certification of the aspects of manufacture relating to sterility or metrology.

For devices falling within Class IIa (low – medium risk), in order to affix the CE marking and place the product on the EU market, the manufacturer must follow one of several authorization procedures involving the engagement of a Notified Body. For Class I devices, the manufacturer is responsible for declaring conformity with the provisions of the MDD and ensuring that the products comply with the Essential Requirements. This declaration must be supported by a conformity assessment by a Notified Body. Once the manufacturer has received certification from the Notified Body and issued a Declaration of Conformity, it may affix the CE marking to the relevant products and place them on the EU market.

For devices falling within Class IIb (medium – high risk) and Class III (high risk), in order to affix the CE marking and place the product on the EU market, the manufacturer must follow one of several authorization procedures.  For Class IIa devices, this requires the engagement of a Notified Body. The procedure for placing Class III devices on the market is similar to that applicable for Class IIb devices. However, the manufacturer must also submit a design dossier to the Notified Body for approval under Annex II of the MDD, and some of the authorization procedures permitted for Class IIb devices are not permitted.

Once medical devices correctly have a CE marking and comply with other applicable regulatory requirements, they may be placed on the market in any member state of the European Economic Area (“EEA”). However, a CE marking does not indicate that the manufacturer’s quality system or that a product’s safety profile has been approved or assessed by competent authority.

In addition, other EU regulatory requirements may apply to our medical devices, including other types of CE markings having different requirements, where applicable. For example, Directive 2014/35/EU relating to the making available on the market of electrical equipment designed for use within certain voltage limits, Directive 2014/30/EU on electromagnetic compatibility and Directive 2011/65/EU on the restriction of the use of certain hazardous substances in electrical and electronic equipment may apply to our electrical products. Moreover, we must ensure compliance with applicable EU chemical legislation such as Directive 2011/65/EU on the restriction of the use of certain hazardous substances in electrical and electronic equipment and Regulation 1907/2006 on the Registration, Evaluation, Authorization and Restriction of Chemicals. Additional EU requirements may also include safety, health, and environmental protection.

The European Association for the Co-ordination of Consumer Representation in Standardization has cautioned that, amongst other things, CE marking cannot be considered a “safety mark” for consumers.

In addition, CE marking is a self-certification scheme. Retailers sometimes refer to products as “CE approved,” but the CE marking does not actually signify approval. As mentioned above, certain categories of products (such as Class IIa, Class IIb and Class III medical devices) require involvement of a Notified Body to ensure conformity with relevant technical standards, but CE marking by the manufacturer in itself does not certify that this has been done.

Our facilities manufacturing medical devices for the EEA market are EN ISO 13485 (Medical devices - Quality management systems - Requirements for regulatory purposes) Certified. Moreover, our Waterlase and Diode laser systems have a CE marking. In addition, we have attained the proper licensing for Waterlase and Diode laser systems for sale in Canada, meeting the Canadian Medical Device Regulation requirements as part of the ISO certification process.

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

Health Care Fraud and Abuse

As a medical device manufacturer, our operations and interactions with health care providers, including dentists, are subject to extensive laws and regulations imposed at the federal, state, and local level in the U.S., including, but not limited to, those discussed in this Form 10-K.  In the U.S., there are federal and state anti-kickback statutes that generally prohibit the payment or receipt of kickbacks, bribes, or other remuneration in exchange for the referral of patients or other health-related business. For example, the federal Anti-Kickback Statute is a criminal statute that prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any bribe, kickback, or other remuneration intended to induce a referral for the furnishing of, or the purchase, order, or recommendation of, any item or service reimbursable under the Federal health care programs (“FHCPs”), including Medicare, Medicaid, and TRICARE. Recognizing that the federal Anti-Kickback Statute is broad and potentially applicable to many commonplace arrangements, the U.S. Congress and the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”) have created statutory “exceptions” and regulatory “safe harbors” to the federal Anti-Kickback Statute. Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, certain payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements with health care providers, assuming all elements of the relevant exception/safe harbor have been satisfied. Although an arrangement that fits squarely into one or more of these exceptions or safe harbors generally will not be subject to prosecution, OIG has also cautioned in various contexts that even where each component of an arrangement has been structured to satisfy a safe harbor, the components, as part of an overall arrangement, may still violate the federal Anti-Kickback Statute. However, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the federal Anti-Kickback Statute.  Rather, OIG and/or other government enforcement authorities will examine the facts and circumstances relevant to the specific arrangement to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law constitute a felony offense punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $74,792 per violation (as adjusted for annual inflation) and three times the amount of the unlawful remuneration, and exclusion from Medicare, Medicaid, and other FHCPs. Exclusion of a manufacturer like us would preclude any FHCP from paying for the manufacturer’s products. In addition, pursuant to the changes made by the Affordable Care Act, a claim resulting from a violation of the federal Anti-Kickback Statute may serve as the basis for a false claim under the federal Civil False Claims Act. Many states also have their own laws that parallel and implicate anti-kickback restrictions, but may apply regardless of whether any FHCP business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with dental and medical providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, physicians, dentists, and others in a position to purchase or recommend our products.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity that knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the government, including FHCPs. Some suits filed under the Civil False Claims Act can be brought by a “whistleblower” or a “relator” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims. A violation of the Civil False Claims Act could result in fines of up to $21,916 (as adjusted for annual inflation) for each false claim, plus up to three times the amount of damages sustained by the government. A Civil False Claims Act violation may also provide the basis for the imposition of administrative penalties and exclusion from participation in FHCPs. In addition to the Civil False Claims Act, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government, or improperly retained funds received which were not due. Moreover, a number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance.

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

The federal physician self-referral prohibition (the “Stark Law”) is a strict liability statute, which, in the absence of a statutory or regulatory exception, prohibits: (i) the referral of Medicare and Medicaid patients by a physician to an entity for the provision of designated health care services if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and (ii) the submission of a bill to Medicare or Medicaid for services rendered pursuant to a prohibited referral.  Penalties for violations of the Stark Law include denial of payment for the service, required refund of payments received pursuant to the prohibited referral, and civil monetary penalties for knowing violations of up to $24,253 per claim (as adjusted for annual inflation), up to $161,692 for circumvention schemes, and up to $11,052 per day for failing to report information concerning the entity’s ownership, investment, and compensation arrangements upon HHS’ request.  Stark Law violations also may lead to False Claims Act liability and possible exclusion from FHCPs.

The FCPA’s anti-bribery provisions generally prohibit companies and their intermediaries from offering to pay, promising to pay, or authorizing the payment of money or anything of value to non-U.S. officials for the purpose of influencing any act or decision of the foreign official in his/her capacity or to secure any other improper advantage to obtain or retain business. Violation of the anti-bribery provisions of the FCPA by a corporation or business entity can result in criminal fines of up to $2 million and civil penalties of up to $16,000 for each violation. Individuals, including officers, directors, stockholders, and agents of companies, can be subject to a criminal fine of up to $250,000 and/or imprisonment, in addition to civil penalties of up to $16,000, per violation.

The FCPA’s accounting provisions require that all issuers 1) make and keep books, records, and accounts that, in reasonable detail, accurately and fairly reflect an issuer’s transactions and dispositions of an issuer’s assets; and 2) devise and maintain a system of internal accounting controls sufficient to ensure management’s control, authority, and responsibility over the firm’s assets.  Violations of the accounting provisions by a corporation or other business entity can result in criminal fines of up to $25 million per violation and civil penalties of up to $725,000.  Individuals can be subject to a criminal fine of up to $5 million per violation and/or imprisonment and civil penalties of up to $150,000.

Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to comply with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect some of the arrangements we have with customers, physicians, and dentists. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, financial condition, and results of operations.

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

In 2013, the Office for Civil Rights (“OCR”) of HHS released an omnibus final rule (the “Final Rule”), implementing HITECH. Among other provisions, the Final Rule made certain changes to the breach notification regulations, including requiring business associates to notify covered entities if a breach occurs at or by the business associate.  Following a breach of unsecured PHI, covered entities must provide notification of the breach to affected individuals, the HHS Secretary, and, for breaches affecting more than 500 residents of a state or jurisdiction, prominent media outlets serving that state/jurisdiction. Breaches of health information can also give rise to class actions by affected individuals and result in significant reputational damage to the covered entity and/or business associates or other parties involved in the breach.

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

Third-Party Reimbursement

Dentists and other health care providers that purchase our products may rely on third-party payers, including Medicare, Medicaid, and private payers to cover and reimburse all or part of the cost of the clinical procedures performed using our products. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payers.  We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications, such as teeth whitening.

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

Employees

At December 31, 2017, the Company employed approximately 195 people. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the meeting of our Board, which follows the annual meeting of stockholders, and at other Board meetings, as appropriate.

At March 14, 2018, the executive officers of the Company were as follows:

Name	Age	Position
Harold C. Flynn, Jr.	52	President and Chief Executive Officer
John R. Beaver	56	Senior Vice President and Chief Financial Officer
Dmitri Boutoussov, Ph.D.	54	Vice President of Research and Development
Ryan T. Meardon	38	Vice President of U.S. Sales
Richard R. Whipp	65	Vice President of Operations

Harold C. Flynn was named President and Chief Executive Officer of BIOLASE in July 2015. Prior to joining BIOLASE, Mr. Flynn was the President of Zimmer Dental, a division of Zimmer Holdings Inc. and a leading manufacturer and provider of medical devices for the dental market, including implants, prosthetics, and a range of other oral rehabilitation products, from 2007 to 2015.  From 2004 to 2007, Mr. Flynn was Divisional Vice President and General Manager at Abbott Hematology, a division of Abbott Laboratories. Prior to joining Abbott Hematology, Mr. Flynn spent 14 years in a variety of positions of increasing responsibility at IDEXX Laboratories, a global leader in veterinary, food, and environmental diagnostics.  Mr. Flynn has a Bachelor of Science degree in Electrical Engineering from the University of Maine at Orono. He holds patents in laser-based hematology and implantable devices for dentistry.

John R. Beaver was named Senior Vice President and Chief Financial Officer in October 2017. Prior to joining BIOLASE, Mr. Beaver served as the Chief Financial Officer of Silicor Materials, Inc., a global leader in the production of solar silicon, from 2009 to 2013 and 2015 to 2017. Mr. Beaver also served on the Board of Directors of Silicor Materials, Inc. from 2013 to 2015. From 2013 to 2015, Mr. Beaver was Chief Financial Officer for Modumetal, Inc., a nano-laminated alloy coatings company focused on oil and gas applications. Prior to 2009, Mr. Beaver was Senior Vice President – Finance and Chief Financial Officer at Sterling Chemicals, a mid-sized public commodity chemical manufacturer. Mr. Beaver holds a Bachelor of Business Administration in Accounting from the University of Texas at Austin and is a Certified Public Accountant.

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

Ryan T. Meardon joined BIOLASE in August 2011 as an Account Manager and advanced to the role of Sales Director in August 2013. In January 2018, Mr. Meardon was named Vice President of U.S. Sales. Prior to joining BIOLASE, Mr. Meardon served as a Regional Product Specialist and Key Account Manager for Brasseler USA, a dental and surgical instrumentation company, from 2005 to 2011. Mr. Meardon holds Bachelor of Arts and Masters of Science degrees in Kinesiology from The University of Colorado.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, ComfortPulse®, Waterlase®, Waterlase Dentistry®, Waterlase Express®, iLase®, iPlus®, Epic®,  Epic Pro®,  WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, and EZLase® are registered trademarks of BIOLASE, and Pedolase™ is a trademark of BIOLASE. All other product and company names are registered trademarks or trademarks of their respective owners.

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

Risks Related to Our Business and Operations

Although our financial statements have been prepared on a going concern basis, our management and independent auditors in their report accompanying our consolidated financial statements for the year ended December 31, 2017, believe that our recurring losses from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of December 31, 2017.

Our audited financial statements for the fiscal year ended December 31, 2017 were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, potential need for additional capital and the uncertainties surrounding our ability to raise such funding, raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses. If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

We have experienced net losses for each of the past three years and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $195.6 million at December 31, 2017. We recorded net losses of approximately $16.9 million, $15.4 million, and $20.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

We are vulnerable to continued global economic uncertainty and volatility in financial markets.

Our business is highly sensitive to changes in general economic conditions as a seller of capital equipment to end users in dental professional practices. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. We believe these disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions could have a material adverse effect on our business, financial condition, and results of operations, including by:

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

We rely on exclusive and non-exclusive third-party distributors for a portion of our sales in North America and a majority of our sales in countries outside of the U.S. and Canada. For the fiscal years ended December 31, 2017, 2016, and 2015, revenue from distributors accounted for approximately 32%, 30%, and 34% of our total net revenue, respectively. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products, and we face significant challenges and risks in expanding, training, and managing our third-party distributors, particularly given their geographically dispersed operations. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and could have a material adverse effect on our business, financial condition, and results of operations.

Dentists and patients have been hesitant in adopting laser technologies, and our inability to overcome this hesitation could limit the market acceptance of our products and our market share.

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

Factors that could inhibit adoption of laser technologies by dentists include cost and concerns about the safety, efficacy, and reliability of lasers. In order to invest in a Waterlase system, a dentist generally needs to invest time to understand the technology, consider how patients may respond to the new technology, assess the financial impact the investment could have on the dentist’s practice and become comfortable performing procedures with our products. Absent an immediate competitive motivation, a dentist may not feel compelled to invest the time required to learn about the potential benefits of using a laser system. Dentists may not accept or adopt our products until they see additional clinical evidence supporting the safety and efficiency of our products or recommendations supporting our laser systems by influential dental practitioners. In addition, economic pressure, caused, for example, by an economic slowdown, changes in health care reimbursement or by competitive factors in a specific market, could make dentists reluctant to purchase substantial capital equipment or invest in new technologies. Patient acceptance will depend on the recommendations of dentists and specialists, as well as other factors, including the relative effectiveness, safety, reliability, and comfort of our systems as compared to other instruments and methods for performing dental procedures.

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

Section 382 of the Internal Revenue Code of 1986 (“IRC”) generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone material changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by IRC Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Given our continued generation of losses since the completion of 2006 study, we have not updated the study.  However, we plan to update the study if we expect to utilize net operating loss carryforwards in any future year. If we experience an ownership change as defined in IRC Section 382, utilization of the net operating loss carryforwards, research and development credit carryforwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the IRC. In addition, our ability to utilize net operating loss carryforwards, research and development credit carryforwards, and other tax attributes may be limited by other changes outside our control, such as changes to applicable tax law. Any limitation may result in the expiration of a portion of the net operating loss or research and development credit carryforwards before utilization. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits which could have a material adverse effect on our business, financial condition, and results of operations.

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

If any of our suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or ceases to manufacture components of acceptable quality, we could incur manufacturing delays and sales disruptions while we locate and engage alternative qualified suppliers, and we might be unable to engage acceptable alternative suppliers on favorable terms. In addition, we could need to reengineer our components, which could require product redesign and submission to the FDA of a 510(k) application, which could significantly delay production. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive procedures. As of the date on which this Form 10-K was filed with the SEC, we were in the process of identifying and qualifying alternate source suppliers for our key components. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us, or at all.

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

International sales comprise a significant portion of our net revenue, and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2017, 2016, and 2015, international sales accounted for approximately 38%, 36%, and 39% of our net revenue, respectively. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, which could have a material adverse effect on our business, financial condition, and results of operations, including among others:

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

Our success is dependent, in part, upon our ability to hire and retain management, engineers, marketing and sales personnel, and technical, research and other personnel who are in high demand and are often subject to competing employment opportunities. Our success will depend on our ability to retain our current personnel and to attract and retain qualified like personnel in the future. Competition for senior management, engineers, marketing and sales personnel, and other specialized technicians is intense and we may not be able to retain our personnel. If we lose the services of any executive officers or key employees, our ability to achieve our business objectives could be harmed and our business, financial condition, and results of operations could be materially and adversely affected. In general, our officers could terminate their employment at any time without notice for any reason.

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

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on dental and other medical laser applications. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. From time to time, we have received, and we expect to continue to receive, notices of claims of infringement, misappropriation, or misuse of other parties’ proprietary rights. Some of these claims could lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and we may not be able to obtain a license on acceptable terms, or at all.

Risks Related to Our Regulatory Environment

Changes in government regulation or the inability to obtain or maintain necessary government approvals could have a material adverse effect on our business, financial condition, and results of operations.

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture, and market products for human use, we must comply with regulations and safety standards set by the FDA and comparable state and foreign agencies. Regulations adopted by the FDA are wide-ranging and govern, among other things, product design, development, manufacture and control testing, labeling control, storage, advertising, and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming, and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action, which could include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing, and marketing products and services necessary for us to remain competitive.

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

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the FDA and similar regulatory authorities abroad can be costly and time-consuming, and we cannot provide assurance that such approvals and clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies, and human clinical trials. Because we cannot provide assurance that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement could occur. We cannot provide assurance that the FDA will not require a new product or product enhancement to go through the lengthy and expensive PMA process. Delays in obtaining regulatory clearances and approvals could:

•	delay or eliminate commercialization of products we develop;
•	require us to perform costly procedures;
•	diminish any competitive advantages that we may attain; and
•	reduce our ability to collect revenues or royalties.

Although we have obtained 510(k) clearance from the FDA to market our dental laser systems, we cannot provide assurance that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

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

The liquidity and trading volume of our common stock has at times been low in the past and could again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our shares, our ability to issue stock and our stockholders’ ability to obtain liquidity in their shares. The issuance of common stock by us in 2013, 2014, 2016 and 2017 involved a significant issuance of stock to a limited number of investors, significantly increasing the concentration of our share ownership in a few holders.

Two of our stockholders beneficially own approximately 62% of our outstanding common stock, in the aggregate, as of December 31, 2017, as determined based on a review of their reports on Schedule 13D/A. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

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

Our common stock may be subject to delisting from the NASDAQ Capital Market.

On August 9, 2017, we received a letter from the staff of NASDAQ notifying us that we violated the continued listing requirements of NASDAQ listing rule 5550(a)(2). As provided in the NASDAQ rules, we had 180 calendar days, or until February 5, 2018, to submit a plan to regain compliance, which plan was submitted prior to February 5, 2018.

On February 6, 2018, as a result of our submission of a plan to regain compliance, we were granted an additional 180 days to regain compliance.  However the letter stated that if we were to fail to regain compliance during the additional compliance period, we may be subject to delisting.

  If subsequent to the filing of this Annual Report on Form 10-K for the year ended December 31, 2017, we receive written notification from staff of NASDAQ notifying us of potential delisting due to non-compliance with the continued listing requirements of NASDAQ listing rule 5500(a)(2), we intend to appeal the delisting notice to the NASDAQ hearings panel, and develop a plan to satisfy the requirement to reach compliance and to continue listing on the NASDAQ Capital Market. We cannot guarantee that we will be able to develop such a plan or, if we are able to do so, that NASDAQ would accept it. If we cannot develop a plan, or if we do, and it is not accepted, or if we are not granted an extension, then our common stock could be delisted from The NASDAQ Capital Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding warrants and options, future sales of our equity, or the future grant of equity by us.

You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding warrants and outstanding options issued as compensation for services performed by employees, directors, consultants, and others, warrants issued in past sales of our equity, future sales of our equity, or the grant of future equity-based awards. During 2017, we sold approximately 34.4 million shares of common stock in a rights offering and private placement with gross proceeds totaling approximately $22.5 million. During 2016, we sold approximately 0.9 million shares of common stock in private placements with gross proceeds totaling approximately $10.0 million. We did not complete any private placements during 2015. During 2014, we sold approximately 22.4 million shares of common stock in private placements with gross proceeds totaling approximately $52.0 million.

As of December 31, 2017, an aggregate of 15,550,000 shares of common stock were reserved for issuance under our equity incentive plan, 6,737,257 of which were subject to options outstanding as of that date at a weighted-average exercise price of $1.80 per share. In addition, as of December 31, 2017, 6,126,269 shares of our common stock were subject to warrants at a weighted-average exercise price of $1.93 per share. Of the 6,737,257 stock options outstanding at December 31, 2017, 3,453,922 stock options were vested and exercisable. To the extent that outstanding warrants or options are exercised, our existing stockholders could experience dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our stockholders’ interests in the Company.

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

On November 10, 2015, we entered into Standstill Agreements with certain stockholders, and on August 1, 2016 and November 9, 2017, we amended the Standstill Agreements.  As amended, the Standstill Agreements restrict certain stockholders from (i) purchasing or acquiring any shares of BIOLASE common stock if such a purchase would result in aggregate beneficial ownership in excess of 41% of the issued and outstanding shares of BIOLASE common stock and (ii) selling, transferring or otherwise conveying shares of BIOLASE common stock (or warrants or other rights to acquire shares of BIOLASE common stock) to anyone who would immediately thereafter beneficially own shares in excess of 20% of the issued and outstanding shares of BIOLASE common stock, as a result of such transfer and other transfers from third parties.  These Standstill Agreements may discourage, delay, or prevent a change in control of the Company.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2017, we owned or leased a total of approximately 74,000 square feet of space worldwide. We lease our corporate headquarters and manufacturing facility, which consists of approximately 57,000 square feet in Irvine, California. Our lease expires on April 30, 2020.  We also own a 12,000 square foot manufacturing and administrative facility in Floss, Germany. See Note 3 to the Notes to the Consolidated Financial Statements — Supplementary Balance Sheet Information — Property, Plant, and Equipment, Net.

We believe that our current facilities are sufficient for the current operations of our business, and we believe that suitable additional space in various applicable local markets is available to accommodate any needs that may arise.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against BIOLASE in the District of Utah alleging that BIOLASE’s ezlase dental laser infringes on U.S. Patent No. 7,485,116 (the “116 Patent”). On September 9, 2012, CAO amended its complaint, adding claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that BIOLASE issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The amended complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. Until January 24, 2018, this lawsuit was stayed in connection with United States Patent and Trademark Office proceedings relating to the 116 Patent, which proceedings ultimately culminated in a January 27, 2017 decision by the United States Court of Appeals for the Federal Circuit, affirming the findings of the Patent Trial and Appeal Board, which were generally favorable to the Company.  On January 25, 2018, CAO moved for leave to file a second amended complaint to add certain claims, which filing the Company is not opposing.

On January 23, 2018, CAO filed a lawsuit against BIOLASE in the Central District of California alleging that BIOLASE’s diode lasers infringe on U.S. Patent Nos. 8,337,097, 8,834,497, 8,961,040 and 8,967,883. The complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BIOL.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$1.70	$1.15	$1.60	$0.75
Second Quarter	$1.40	$0.94	$1.44	$1.00
Third Quarter	$0.98	$0.49	$1.93	$0.93
Fourth Quarter	$0.75	$0.39	$1.84	$1.28

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of March 7, 2018, the closing price of our common stock on the NASDAQ Capital Market was $0.44 per share, and the number of stockholders of record was approximately 170. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, we do not anticipate paying any stock dividends in 2018. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any dividends in 2016 or 2017.

Equity Compensation Plan Information

Our 2002 Stock Incentive Plan, as amended (the “2002 Stock Incentive Plan”) is designed to attract and retain the services of individuals essential to the Company’s long-term growth and success. The following table summarizes information as of December 31, 2017 with respect to the shares of our common stock that may be issued upon exercise of options, warrants or rights under our 2002 Stock Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and release of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column)
Equity Compensation Plans Approved by Stockholders	8,526,388	$1.80	3,059,916
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	8,526,388	$1.80	3,059,916

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 220 issued and 95 pending U.S. and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2017, we sold over 36,200 laser systems in over 90 countries around the world. Contained in this total are approximately 12,400 Waterlase systems, including approximately 8,400 Waterlase MD, MDX, Express and iPlus systems.

Consistent with our goal to focus our energies on strengthening our leadership, and worldwide competitiveness and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team. In September 2017, we named Jonathan T. Lord, M.D. as our new Chairman of the Board. Dr. Lord has served on our Board since 2014 and also serves as Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He is a board-certified forensic pathologist and Fellow of the College of American Pathologists. Dr. Lord brings extensive innovation, executive management and board experience to his new role of Chairman. On October 1, 2017, we appointed a new Senior Vice President and Chief Financial Officer with proven leadership and technical experience in finance and business management in both public and private companies. On November 1, 2017, we appointed Richard B. Lanman, M.D. to our Board, a well-known healthcare innovator and entrepreneur who specializes in the development and adoption of novel healthcare technologies. In January, we promoted from within a new Vice President of U.S. Sales, with a wealth of experience and knowledge about our Company and the industry.

In December 2017, we completed a rights offering with holders of our common stock as of the record date of 5:00 p.m., Eastern Time on November 8, 2017. Gross proceeds from the sale were $12.0 million, and net proceeds, after offering expenses of approximately $0.6 million, were approximately $11.4 million. In April 2017, we completed a private placement with several institutional and individual investors, and certain of our directors and officers. Gross proceeds from the sale were $10.5 million, and net proceeds, after offering expenses of approximately $0.3 million, were approximately $10.2 million.

In February 2017, we launched the fifth-generation Waterlase Express all-tissue laser system. Waterlase Express represents the newest addition to our Waterlase portfolio of Er,Cr:YSGG all-tissue lasers. Waterlase Express was exhibited at the Chicago Dental Society’s Mid-Winter meeting in February 2017. Designed for easy and intuitive operation, integrated learning, and portability, Waterlase Express is our next-generation Waterlase system. Waterlase Express has regulatory clearance for commercial distribution from the FDA, and is available for sale to dentists in the U.S. as well as select international markets in Europe, the Middle East, and Asia.

In January 2017, we received FDA clearance and launched Epic Pro, a powerful and innovative dental diode laser system, making it available for sale in the U.S., as well as in select countries in Europe, the Middle East, and Asia. The Epic Pro, which offers more power than most diode lasers in dentistry, is the first product to be introduced resulting from our strategic development agreement with IPG Medical. The newest addition to the Epic family of dental soft-tissue lasers, Epic Pro features several new innovations, such as a new super pulse technology for more precise, enhanced laser tissue cutting; real-time automatic power control to enhance speed and consistency when performing surgery; and pre-initiated, bendable, disposable tips with new smart tip technology to ensure tip performance and quality. The Epic Pro laser system has FDA clearance for dental and surgical operations, intended for use in contact and non-contact techniques for incision, excision, vaporization, ablation, hemostasis, or coagulation of intraoral and extra-oral soft tissue (including marginal and interdental gingiva and epithelial lining of free gingiva).

In summary, 2017 was a year of continued transformation for BIOLASE, positioning the Company in executing on our strategic goals of returning BIOLASE to a successful growing company and continuing as the clear worldwide industry leader in the dental laser segment.  Although we have made improvements throughout the year, it will take time for the financial statements to reflect the changes and as such, for the three years ended December 31, 2017 we have reported recurring losses from operations and have not generated cash from operations. Our level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern. As a result, the opinion we have received from our independent registered public accounting firm, on our consolidated financial statements, contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

Sales of our laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For sale of deliverables that are part of a multiple-element arrangement, we apply a method that approximates the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires us to use estimated selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”), if available, (ii) third-party evidence if VSOE is not available, and (iii) estimated selling price if neither VSOE nor third-party evidence is available. VSOE is determined based on the value we sell the undelivered element to a customer as a stand-alone product.  Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon the appropriate expiration of time offered under the agreement.

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

For sales transactions involving used laser trade-ins, we record the purchased trade-ins as inventory at the fair value of the asset surrendered with the offset to accounts receivable. In determining the estimated fair value of used laser trade-ins, we assess usable parts and key components and consider the ultimate resale value of the certified pre-owned (or “CPO”) laser with applicable margins. We sell these CPO laser trade-ins as refurbished lasers. Trade-in rights are not established or negotiated with customers during the initial sales transaction of the original lasers. Trade-in rights are promotional events used at our discretion to encourage existing laser customers to purchase new lasers. A customer is not required to trade in a laser nor are we required to accept a trade-in. However, the promotional value offered in exchange for the trade-in laser is not offered without a laser trade-in. The transaction is treated as a monetary transaction as each sale transaction involving a customer trade-in includes significant boot of greater than 25% of the fair value of the exchange. As a monetary transaction, the sale is recognized following our laser system revenue recognition policy. There have been no sales transactions in which the cash consideration was less than 25% of the total transaction value.

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

Valuation of Accounts Receivable.    We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. We evaluate our allowance for doubtful accounts based upon our knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis, which incorporates input from sales, service, and finance personnel. The review process also evaluates all account balances with amounts past due and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Valuation of Inventory.    Inventory is valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We periodically evaluate the carrying value of inventory and maintain an allowance for excess and obsolete inventory to adjust the carrying value as necessary to the lower of cost or market. We evaluate quantities on hand, physical condition, and technical functionality, as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit.

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

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not subject to amortization but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2017 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost.    We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. For the years ended December 31, 2017, 2016, and 2015 laser systems sold domestically were covered by our warranty for a period of up to two years from the date of sale by us or the distributor to the end-user.  In 2017, for Waterlase systems sold domestically and purchased in 2017 or later, we decreased the warranty period from two years to one year. Laser systems sold internationally were covered by our warranty for a period of up to 28 months from the date of sale to the international distributor.  In 2017, for Waterlase systems sold internationally and purchased in 2017 or later, we decreased the warranty period from 28 months to 16 months. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We offer extended warranties on certain imaging products. However, all imaging products are initially covered by the manufacturer’s warranties.

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

Income Taxes.    Based upon our operating losses during 2017, 2016, and 2015 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2017 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $40.8 million and $54.3 million as of December 31, 2017 and 2016, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and accrued liabilities, approximate fair value because of the liquid or short-term nature of these items.

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

Convertible Preferred Stock and Warrant Transactions

On April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 80,644 shares of our preferred stock and warrants to purchase up to an aggregate of 3,925,871 unregistered shares of our common stock at an exercise price of $1.80 per share. Each share of preferred stock was automatically upon receipt of stockholder approval convertible into 100 shares of common stock, reflecting a conversion price equal to $1.24 per share, which was the closing price of the common stock quoted on the NASDAQ Capital Market on April 10, 2017. On June 30, 2017, we held a meeting of our stockholders and received requisite stockholder approval with respect to the issuance of 8,064,400 shares of common stock upon automatic conversion of the preferred stock and the issuance of our common stock related to exercise of the warrants by certain holders whose warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were approximately $10.5 million, and net proceeds, after offering expenses of approximately $0.3 million, were approximately $10.2 million. The warrants became exercisable on October 18, 2017, six months after the closing of the private placement, and have a term of five years from the date of issuance. We are using the proceeds of the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, we filed a registration statement on Form S-3 with the SEC, which was declared effective on August 24, 2017. In accordance with applicable accounting standards, the $10.5 million gross proceeds from sale were allocated to the convertible preferred stock and warrants in the amount of $8.2 million and $2.3 million, respectively. The allocation was based on the relative fair values of the underlying common stock and warrants as of the commitment date, with the fair value of the warrants determined using a Black Scholes model. This transaction resulted in a discount from allocation of proceeds to separable instruments of $2.0 million and a beneficial conversion to common stock with a value of $2.0 million, which has been reflected as a deemed distribution to preferred shareholders in the year ended December 31, 2017.

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

Results of Operations

The following table sets forth certain data from our operating results for each of the years ended December 31, 2017, 2016, and 2015, expressed as percentages of revenue:

	Years Ended December 31,
	2017	2016	2015
Products and services	99.7%	99.7%	99.6%
License fees and royalty	0.3	0.3	0.4
Net revenue	100.0	100.0	100.0
Cost of revenue	67.8	60.8	67.1
Gross profit	32.2	39.2	32.9
Operating expenses:
Sales and marketing	35.6	32.8	38.6
General and administrative	20.7	20.2	21.2
Engineering and development	13.3	15.1	15.0
Disposal of internally developed software	1.1	—	—
Excise tax	—	—	0.7
Patent infringement legal settlement	—	—	(1.5)
Total operating expenses	70.7	68.1	74.0
Loss from operations	(38.5)	(28.9)	(41.1)
Non-operating loss, net	1.3	(0.5)	(0.4)
Loss before income taxes	(37.2)	(29.4)	(41.5)
Income tax (benefit) provision	(1.2)	0.3	0.4
Net loss	(36.0)%	(29.7)%	(41.9)%

The following table summarizes our net revenues by category for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	Years Ended December 31,
	2017		2016		2015
Laser systems	$29,121	62.0%	$35,150	67.9%	$32,691	67.5%
Imaging systems	3,685	7.9%	3,066	5.9%	2,237	4.6%
Consumables and other	7,332	15.6%	6,906	13.3%	6,877	14.2%
Services	6,660	14.2%	6,539	12.6%	6,465	13.3%
Total products and services	46,798	99.7%	51,661	99.7%	48,270	99.6%
License fees and royalty	128	0.3%	149	0.3%	205	0.4%
Net revenue	$46,926	100.0%	$51,810	100.0%	$48,475	100.0%

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

Non-GAAP net loss for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
GAAP net loss attributable to common stockholders	$(20,829)	$(17,555)	$(20,278)
Deemed dividend on convertible preferred stock	3,978	2,184	—
GAAP net loss	$(16,851)	$(15,371)	$(20,278)
Adjustments:
Interest income, net	(42)	(74)	(74)
Income tax (benefit) provision	(582)	151	178
Depreciation and amortization	1,203	1,048	880
Disposal of internally developed software	505	—	—
Stock-based and other non-cash compensation	2,207	3,065	3,350
Non-GAAP net loss	$(13,560)	$(11,181)	$(15,944)

Comparison of Results of Operations

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Net Revenue.    Net revenue for the year ended December 31, 2017 (“Fiscal 2017”) was $46.9 million, a decrease of $4.9 million, or 9%, as compared with net revenue of $51.8 million for the year ended December 31, 2016 (“Fiscal 2016”).  Domestic revenues were $29.3 million, or 62% of net revenue, for Fiscal 2017 compared to $33.4 million, or 64% of net revenue, for Fiscal 2016. International revenues for Fiscal 2017 were $17.6 million, or 38% of net revenue, compared to $18.4 million, or 36% of net revenue for Fiscal 2016.

The decrease in year-over-year net revenue resulted from decreases in worldwide laser system revenue, international imaging systems revenue, international consumables and other revenue, international services revenue and domestic license and royalties revenue, partially offset by increases in domestic imaging systems revenue, domestic consumables and other revenue and domestic services revenue. Our goal has been to refocus on strengthening our leadership position in dental markets worldwide through increased focus on our professional customers and their patients. We have strengthened our management team with new key personnel and invested in our sales resources both domestically and internationally.

Laser system net revenues decreased by approximately $6.0 million, or 17%, in Fiscal 2017 compared to Fiscal 2016. The laser systems revenue decrease was driven by a 28% decline in domestic revenue and a 3% decline in international revenue.

Imaging system net revenue increased by approximately $0.6 million, or 20%, in Fiscal 2017 compared to Fiscal 2016.  This increase was due to increased overall market interest in intra-oral scanning devices, and our favorable positioning as a distributor.

Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, increased approximately $0.4 million, or 6%, in Fiscal 2017, as compared to Fiscal 2016. The increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

License fees and royalty revenue decreased by 14%, to approximately $0.1 million in Fiscal 2017 compared to Fiscal 2016. License fees and royalty revenues are associated with intellectual property related to our laser technologies.  The decrease was primarily due to the settlement of the Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC intellectual property litigation (the “Fotona Litigation”) from Fiscal 2015.  We anticipate license fees and royalty revenue to be consistent with Fiscal 2017 for the year ending December 31, 2018 (“Fiscal 2018”).

Cost of Revenue.    Cost of revenue in Fiscal 2017 increased by $0.3 million, or 1%, to $31.8 million, or 68% of net revenue, compared with cost of revenue of $31.5 million, or 61% of net revenue, in Fiscal 2016.

Gross Profit.    Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for Fiscal 2017 was $15.1 million, or 32% of net revenue, a decrease of approximately $5.2 million, or 26%, as compared with gross profit of $20.3 million, or 39% of net revenue, for Fiscal 2016. The decrease in gross profit was mainly attributable to promotional introductory pricing of Waterlase Express, unabsorbed fixed costs due to lower revenue, and an increase in imaging revenue, which has lower product distribution margins than laser systems revenue.

Operating Expenses.    Operating expenses for Fiscal 2017 were $33.2 million, or 71% of net revenue, a decrease of approximately $2.1 million, or 6%, as compared with $35.3 million, or 68% of net revenue, for Fiscal 2016. The year-over-year decrease in expense is primarily due to a $0.7 million decrease in commissions expenses and $0.8 million decrease in stock-based compensation expenses. See the following expense categories for further explanations. We expect that operating expenses as a percentage of net revenue for Fiscal 2018 to decrease from Fiscal 2017.

Sales and Marketing Expense.    Sales and marketing expenses for Fiscal 2017 decreased by $0.3 million, or 2%, to $16.7 million, or 36% of net revenue, as compared with $17.0 million, or 33% of net revenue, during Fiscal 2016. The decrease was primarily a result of decreased commissions of $0.7 million, partially offset by increased payroll and consulting-related expenses of $0.1 million, increased convention-related expenses of $0.1 million and increased travel and travel-related expenses of $0.2 million. The decrease in commissions was driven by decreased sales in Fiscal 2017 compared to Fiscal 2016. The increase in payroll and consulting-related expenses resulted primarily from increased incentive compensation of $0.3 million, partially offset by a decrease of $0.2 million in stock-based compensation due to fewer grants. In the first quarter of 2017, we participated in the International Dental Show in Cologne, Germany, which led to higher convention-related expenses and travel expenditures. As we continue efforts to transform and drive to revenue growth, we expect sales and marketing expenses to decrease as a percentage of revenue in Fiscal 2018.

General and Administrative Expense.    General and administrative expenses for Fiscal 2017 decreased by $0.7 million, or 7%, to $9.7 million, or 21% of net revenue, as compared with $10.5 million, or 20% of net revenue, for Fiscal 2016. The overall decrease to general and administrative expenses was primarily due to decreased payroll and consulting-related expenses of $0.8 million, and decreased patent and legal expenses of $0.3 million, partially offset by increased provision for doubtful accounts of $0.2 million and increased bank fees of $0.1 million. The decreased payroll and consulting-related expenses resulted primarily from decreased recruiting fees of $0.3 million and decreased stock-based compensation expense of $0.6 million due to the reassessment of certain performance based equity awards, partially offset by an increase in salaries and wages of $0.1 million. The decrease in patent and legal expenses resulted from a decrease in legal and litigation fees in the normal course of business of $0.3 million. We expect general and administrative expenses to decrease as a percentage of revenue in Fiscal 2018.

Engineering and Development Expense.    Engineering and development expenses for Fiscal 2017 decreased by $1.6 million, or 20%, to $6.3 million, or 13% of net revenue, as compared with $7.8 million, or 15% of net revenue, in Fiscal 2016. The decrease was primarily related to decreased payroll, consulting and temporary labor expenses of $0.9 million and decreased supplies expenses of $0.8 million. The decrease in payroll, consulting and temporary labor expenses resulted primarily from decreased consulting fees of $0.9 million. The decrease in supplies expenses resulted primarily from decreased operating supplies of $0.6 million. We expect to continue our investment in engineering and development activity, although we expect engineering and development expenses to a decrease as a percentage of revenue in Fiscal 2018.

Disposal of Internally Developed Software Expense.  Disposal of internally developed software expense for Fiscal 2017 was $0.5 million. In 2013, we began our program to deploy a new global enterprise resource planning (“ERP”) system developed by SAP. After careful evaluation, we have concluded that this new ERP system does not fit into our current business model. Accordingly, we have stopped our global ERP deployment and disposed of all related assets.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.    We recognized a $0.6 million gain on foreign currency transactions for Fiscal 2017 compared to a $0.3 million loss for Fiscal 2016, due to exchange rate fluctuations primarily between the U.S. dollar and the Euro.

Interest Income (Expense), Net.    Interest income during Fiscal 2017 represented interest recognized from the discounted present value of the settlement in connection with the Fotona Litigation.  Interest expense in Fiscal 2017 consisted of interest incurred on our capital lease obligations in connection with the lease of information technology equipment.  Interest income, net comprised of approximately 0.1% of net revenue, for Fiscal 2017, which is consistent with interest income of 0.1% of net revenue for Fiscal 2016.

(Benefit) Provision for Income Taxes.    Our benefit for income taxes was $0.6 million for Fiscal 2017, a change of $0.7 million, as compared with our provision of income taxes of $0.2 million in Fiscal 2016. The change is due to the Tax Cuts and Jobs Act of 2017, which decreased the corporate tax rate from 34% to 21%.

Net Loss.    For the reasons stated above, our net loss was $16.9 million for Fiscal 2017 compared to a net loss of $15.4 million for Fiscal 2016. The increase in net loss of approximately $1.5 million, or 10%, was primarily due to increased loss from operations of $3.1 million, including a non-cash expense related to the disposal of internally developed software of $0.5 million due to the decision to cancel future deployments of a new ERP system, partially offset by increased gain of foreign currency transactions of $0.9 million and a change in income tax benefit, net of $0.7 million.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Net Revenue.    Net revenue for Fiscal 2016 was $51.8 million, an increase of $3.3 million, or 7%, as compared with net revenue of $48.5 million for the year ended December 31, 2015 (“Fiscal 2015”).  Domestic revenues were $33.4 million, or 64% of net revenue, for Fiscal 2016 compared to $29.5 million, or 61% of net revenue, for Fiscal 2015. International revenues for Fiscal 2016 were $18.4 million, or 36% of net revenue, compared to $19.0 million, or 39% of net revenue for Fiscal 2015. The increase in period-over-period net revenue resulted from increases in domestic laser system revenue, imaging systems revenue, consumables and other revenue, and services revenue, partially offset by decreases in international laser systems revenue, imaging systems revenue, consumables and other revenue, services revenue, and domestic license and royalties revenue.

Laser system net revenues increased by approximately $2.5 million, or 8%, in Fiscal 2016 compared to Fiscal 2015. We experienced an improvement in the sales of our core laser products during Fiscal 2016 as compared with the prior year.  In 2016, we continued to realize some of the changes to our sales cycle that were implemented late in 2015.

Imaging system net revenue increased by approximately $0.8 million, or 37%, in Fiscal 2016 compared to Fiscal 2015.  This increase was due to increased market overall interest in intra-oral scanning devices, and our favorable positioning as a distributor.

Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, increased approximately 0.4% in Fiscal 2016, as compared to Fiscal 2015. The slight increase in consumables and other net revenue was primarily a result of auxiliary sales to our growing laser customer base.

License fees and royalty revenue decreased by approximately $0.1 million, or 27%, to approximately $0.1 million in Fiscal 2016 compared to $0.2 million in Fiscal 2015. License fees and royalty revenues are associated with intellectual property related to our laser technologies.  The decrease was primarily due to the settlement of the Fotona Litigation from Fiscal 2015.

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

Operating Expenses.    Operating expenses for Fiscal 2016 were $35.3 million, or 68% of net revenue, a decrease of approximately $0.6 million or 2%, as compared with $35.9 million, or 74% of net revenue, for Fiscal 2015. The year-over-year decrease in expenses is primarily due to a $1.1 million decrease in payroll-related expenses. See the following expense categories for further explanations.

Sales and Marketing Expense.    Sales and marketing expenses for Fiscal 2016 decreased by $1.7 million, or 9%, to $17.0 million, or 33% of net revenue, as compared with $18.7 million, or 39% of net revenue, during Fiscal 2015. The decrease was primarily a result of decreased payroll and consulting-related expenses of $0.9 million, decreased media and advertising expenses of $0.6 million, decreased supplies of $0.2 million, and decreased commissions of $0.2 million. The decrease in payroll and consulting-related expenses resulted primarily from decreased salary expenses of $0.3 million, a decrease of $0.2 million in stock-based compensation due to fewer grants to existing and new employees, a decrease of $0.2 million in consulting expenses, and a decrease of $0.1 million in severance-related expenses associated with our internal corporate organizational restructuring changes in the second half of 2015. The decrease in media and advertising expenses resulted primarily from decreased advertising expenses of $0.6 million and decreased public relations materials expenses of $0.2 million, partially offset by increased product literature expenses of $0.1 million.

General and Administrative Expense.    General and administrative expenses for Fiscal 2016 increased by $0.2 million, or 2%, to $10.5 million, or 20% of net revenue, as compared with $10.3 million, or 21% of net revenue, for Fiscal 2015. The overall increase to general and administrative expenses was primarily due to increased patent and legal expenses of $1.5 million, partially offset by decreased payroll and consulting-related expenses of $0.6 million, decreased state and local taxes, licenses and fees of $0.3 million, decreased investor relations expenses of $0.2 million, and a decrease to our provision for doubtful accounts of $0.3 million. The Fiscal 2016 increase in legal expenses resulted from a $1.7 million reduction in legal fees pertaining to the positive settlement outcome of the 2014 shareholder litigation matter recognized during the fourth quarter of 2015. The decrease in payroll-related and consulting-related expenses resulted primarily from a decrease in severance expenses of $0.3 million related to the change in Chief Executive Officer in 2015.

Engineering and Development Expense.    Engineering and development expenses for Fiscal 2016 increased by $0.5 million, or 7%, to $7.8 million, or 15% of net revenue, as compared with $7.3 million, or 15% of net revenue, in Fiscal 2015. The increase was primarily related to increased payroll, consulting and temporary labor expenses of $0.4 million.

Excise Tax Expense.    Beginning in 2013, the Affordable Care Act imposed a 2.3% medical device excise tax on certain product sales to customers located in the U.S.  Excise tax expenses for Fiscal 2016 was $0, or 0% of net revenue, as compared with $0.4 million, or 1% of net revenue, for Fiscal 2015. The decrease of $0.4 million, or 100%, was directly associated with the Protecting Americans from Tax Hikes Act of 2015, which suspended the medical device excise tax for calendar years 2016 and 2017.

Non-Operating Income (Loss)

(Loss) Gain on Foreign Currency Transactions.    We recognized a $0.3 million loss on foreign currency transactions for Fiscal 2016 compared to a $0.3 million loss for Fiscal 2015 due to exchange rate fluctuations primarily between the U.S. dollar and the Euro. During Fiscal 2016, the Euro continued to fluctuate against the U.S. dollar.

Interest Income (Expense), Net.    Interest income during Fiscal 2016 represented interest recognized from the discounted present value of the settlement in connection with the Fotona Litigation.  Interest expense in Fiscal 2016 consisted of interest incurred on our capital lease obligations in connection with the lease of information technology equipment.  Interest income, net totaled approximately $0.1 million of interest income, or 0.1% of net revenue, for Fiscal 2016, which is consistent with interest income of $0.1 million, or 0.1% of net revenue for Fiscal 2015.

Provision (benefit) for Income Taxes.    Our provision for income taxes was $0.2 million for Fiscal 2016, a decrease of 15%, as compared with our provision of income taxes of $0.2 million in Fiscal 2015. The decrease is due to a decrease in income earned in foreign jurisdictions during Fiscal 2016 and state income tax.

Net Loss.    For the reasons stated above, our net loss was $15.4 million for Fiscal 2016 compared to a net loss of $20.3 million for Fiscal 2015. The decrease in net loss of approximately $4.9 million, or 24%, was primarily due to increased gross profit of $4.4 million and decreased operating expenses of $0.6 million.

Liquidity and Capital Resources

At December 31, 2017, we had approximately $11.9 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $2.7 million from December 31, 2016 was primarily due to cash provided by financing activities of $21.6 million, partially offset by cash used in operating and investing activities of $18.4 million and $0.7 million, respectively, and the effect of exchange rates on cash of $0.3 million.  The $18.4 million of net cash used in operating activities was primarily driven by the Company’s net loss of $16.9 million during the year.

At December 31, 2017, we had approximately $22.7 million in working capital. Our principal sources of liquidity at December 31, 2017, consisted of approximately $11.9 million in cash, cash equivalents and restricted cash and $10.1 million of net accounts receivable.

We have reported recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2017. Our level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries (such subsidiaries, together with BIOLASE, the “Borrower”) entered into a Business Financing Agreement (the “Business Financing Agreement”). Pursuant to the terms and conditions of the Business Financing Agreement, Western Alliance has agreed to provide the Borrower a secured revolving line of credit permitting the Borrower to borrow or receive letters of credit up to the lesser of $6.0 million (subject to a $6.0 million credit limit relating to domestic eligible accounts receivable (the “domestic credit limit”) and a $3.0 million credit limit relating to export-related eligible accounts receivable (the “EXIM credit limit”)) and the borrowing base, which is defined as the sum of the domestic borrowing base (up to 75.0% of the Borrower’s eligible domestic accounts receivable less such reserves as Western Alliance may deem proper and necessary) and the export-related borrowing base (up to 85.0% of the Borrower’s eligible export-related accounts receivable less such reserves as Western Alliance may deem proper and necessary). The Business Financing Agreement expires on March 6, 2020, and the Borrower’s obligations thereunder are secured by a security interest in all of the Borrower’s assets.

Amounts outstanding under the Business Financing Agreement bear interest at a per annum floating rate equal to the greater of 4.5% or the “Prime Rate” published in the Money Rates section of the Western Edition of The Wall Street Journal (or such other rate of interest publicly announced from time to time by Western Alliance as its “Prime Rate”), plus 1.5% with respect to advances made under the line of credit, plus an additional 5.0% during any period that an event of default has occurred and is continuing. The commitment fee under the Business Financing Agreement is 0.25% of the domestic credit limit and 1.75% of the EXIM credit limit and is payable on March 6, 2018 and each anniversary thereof.

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

Concentration of Credit Risk

Financial instruments, which potentially expose us to a concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. We maintain our cash and cash equivalents and restricted cash with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with our customers that allow us to monitor changes in business operations so we can respond as needed. We do not, generally, require customers to provide collateral before we sell them our products. However we have required certain distributors to make prepayments for significant purchases of our products.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on a quarterly specific account review of past due balances. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for Fiscal 2017, Fiscal 2016, and Fiscal 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(18,412)	$(10,647)	$(17,772)
Investing activities	(747)	(1,414)	(1,778)
Financing activities	21,618	9,350	(105)
Effect of exchange rates on cash	262	(64)	(206)
Net change in cash and cash equivalents	$2,721	$(2,775)	$(19,861)

Fiscal 2017 Compared to Fiscal 2016

The $7.8 million increase in net cash used in operating activities for Fiscal 2017 compared to Fiscal 2016 was primarily due to an increase in our net loss of $1.5 million, decreased stock-based compensation of $0.9 million and decreased accounts payable and accrued liabilities of $5.0 million. The increased net loss was primarily driven by an increase in loss from operations of $3.1 million, partially offset by a non-operating gain (loss), net of $0.9 million a change in income tax benefit, net of $0.7 million. Cash used in operating activities for Fiscal 2017 totaled $18.4 million and was primarily comprised of net loss of $16.9 million, adjustments to reconcile net loss to net cash and cash equivalents of $3.8 million and cash outflow from net changes in assets and liabilities of $5.4 million. The $5.4 million net decrease in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $5.0 million related to the timing of our payments.

Cash used in investing activities for Fiscal 2017 totaled $0.7 million compared to $1.4 million for Fiscal 2016. The $0.7 million decrease in net cash used in investing activities was due to a $0.7 million decrease in capital expenditures during Fiscal 2017 compared to Fiscal 2016. The period-over-period decrease was primarily due to capital expenditures for the implementation of a new enterprise resource planning system, which has been put on hold in 2017. We expect capital expenditures to total approximately $0.6 million in Fiscal 2018, and we expect depreciation and amortization to total approximately $1.3 million for Fiscal 2018.

The $21.6 million increase in net cash provided by financing activities for Fiscal 2017 compared to Fiscal 2016 was primarily due to net proceeds from our rights offering in December 2017 and our equity offering in April 2017 totaling $21.6 million. See Note 7 to the Notes to the Consolidated Financial Statements — Stockholders’ Equity for more information.

The $0.3 million effect of exchange rate on cash for Fiscal 2017 was due to a recognized gain on foreign currency transactions, primarily the Euro currency conversion rates during 2017.

Fiscal 2016 Compared to Fiscal 2015

The $7.1 million decrease in net cash used in operating activities for Fiscal 2016 compared to Fiscal 2015 was primarily due to our decreased net loss of $4.9 million. The decreased net loss was primarily driven by an increase in gross profit of $4.4 million. Cash used in operating activities for Fiscal 2016 totaled $10.7 million and was primarily comprised of net loss of $15.4 million, adjustments to reconcile net loss to net cash and cash equivalents of $4.3 million and net changes in assets and liabilities of $0.5 million.

Cash used in investing activities for Fiscal 2016 totaled $1.4 million compared to $1.8 million for Fiscal 2015. The $0.4 million decrease in net cash used in investing activities was primarily due to a $0.4 million decrease in capital expenditures during Fiscal 2016 compared to Fiscal 2015 as a result of the 2015 buildout of our world-class training facility. Fiscal 2016 cash used in investing activities relate to the continued conversion of a new enterprise resource planning software.

The $9.5 million increase in net cash provided by financing activities for Fiscal 2016 compared to Fiscal 2015 was primarily due to net proceeds from our equity offering in August 2016 totaling $9.5 million. See Note 7 to the Notes to the Consolidated Financial Statements — Stockholders’ Equity for more information.

The $0.1 million increase in effect of exchange rates on cash for Fiscal 2016 compared to Fiscal 2015 was primarily due to $332,000 loss on foreign currency transactions.

Contractual Obligations

We lease our primary facility under a non-cancellable operating lease that expires in April 2020.

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  In February 2018, the Company extended the agreement for information technology equipment for an additional lease term of 18 months. In accordance with relevant accounting guidance, the renewal of this lease constituted a new lease and is classified by the Company as an operating lease.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2017, for the years ending as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating lease obligations	$814	$1,039	$—	—	$1,853
Purchase obligations	10,278	633	—	—	10,911
Total	$11,092	$1,672	$—	$—	$12,764

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ending December 31, 2018. In conformity with GAAP, purchase obligations and operating lease obligations are not reported in the consolidated balance sheet as of December 31, 2017.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm, as we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Biolase, Inc. Code of Business Conduct and Ethics applies to all of our employees, officers, and directors, including our President and Chief Executive Officer. The Code of Business Conduct can be found on our website at the following address: http://media.corporate-ir.net/media_files/nsd/blti/corpgov/CodeofConductandEthics.pdf.

Item 11.    Executive Compensation

The information set forth under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and the information set forth under the caption “Equity Compensation Plan Information” in Item 5 of this Form 10-K are incorporated by reference herein.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016, and 2015	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 59.

Item 16.    Form 10-K Summary

None

BIOLASE, INC.

Index to Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.6	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock		8-K	08/08/2016	3.1	08/08/2016

3.1.7	Certificate of Elimination of Series C Participating Convertible Preferred Stock		8-K	04/18/2017	3.1	04/20/2017

3.1.8	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock		8-K	04/18/2017	3.2	04/20/2017

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued on April 18, 2017		DEF14A		D	05/19/2017

4.4	Form of Warrant issued on March 6, 2018	X

4.5	Standstill Agreement, dated November 10, 2015, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	11/10/2015	99.1	11/12/2015

4.6	Standstill Agreement, dated November 10, 2015, by and among the Registrant and Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC, and Oracle Investment Management, Inc.		8-K	11/10/2015	99.2	11/12/2015

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

4.7	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	08/01/2016	99.2	08/02/2016

4.8	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant, Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC and Oracle Investment Management, Inc.		8-K	08/01/2016	99.3	08/02/2016

4.9	Amendment to Standstill Agreement, dated November 9, 2017, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	11/09/2017	99.1	11/09/2017

4.10	Amendment to Standstill Agreement, dated November 9, 2017, by and among the Registrant, Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC and Oracle Investment Management, Inc.		8-K	11/09/2017	99.2	11/09/2017

10.1*	2002 Stock Incentive Plan, as amended		DEF 14A		A	04/07/2016

10.2*	Form of Stock Option Agreement under the 2002 Stock Incentive Plan		10-K	12/31/2004	10.26	07/19/2005

10.3*	Form of Option Award Notice for California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.2	11/06/2015

10.4*	Form of Option Award Notice for Non-California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.3	11/06/2015

10.5*	Form of Option Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.4	11/06/2015

10.6*	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.5	11/06/2015

10.8*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	09/30/2005	10.1	11/09/2005

10.9	Lease, dated January 10, 2006, by and between the Registrant and The Irvine Company LLC		8-K	01/10/2006	10.1	01/17/2006

10.10	Third Amendment to Lease, dated March 16, 2015, by and between the Registrant and The Irvine Company LLC		10-Q	03/31/2015	10.3	05/01/2015

10.11†	Letter Agreement, dated June 28, 2006, by and between the Registrant and The Procter & Gamble Company		10-Q	06/30/2006	10.1	08/09/2006

10.12†	License Agreement, dated January 24, 2007, by and between the Registrant and The Procter & Gamble Company		10-Q	03/31/2007	10.1	05/10/2007

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.13	Letter Agreement, dated June 28, 2011, by and between the Registrant and The Proctor & Gamble Company		10-Q	06/30/2011	10.2	08/11/2011

10.14	Securities Purchase Agreement, dated August 1, 2016, among the Registrant and the investors listed on Schedule I thereto		8-K	08/01/2016	99.1	08/02/2016

10.15	Securities Purchase Agreement, dated April 11, 2017, among the Registrant and the investors listed on Schedule I thereto		8-K	04/11/2017	99.1	04/14/2017

10.16*	Employment Agreement, dated February 22, 2015 and entered into on February 24, 2015, by and between the Registrant and David Dreyer		10-K	12/31/2015	10.25	03/06/2015

10.17*	Employment Agreement, dated May 14, 2015, by and between the Registrant and Harold C. Flynn, Jr.		10-Q	06/30/2015	10.2	08/07/2015

10.18*	Inducement Restricted Stock Unit Award Agreement, dated July 14, 2015, by and between the Registrant and Harold C. Flynn, Jr.		8-K	07/12/2015	10.2	07/15/2015

10.19*	Acknowledgment Letter, dated November 22, 2016, by and between the Registrant and Harold C. Flynn, Jr.		10-K	12/31/2016	10.18	03/10/2017

10.20*	Transition Letter Agreement, dated December 28, 2016, by and between the Registrant and David Dreyer		10-K	12/31/2016	10.19	03/10/2017

10.21*	Separation Agreement, dated January 13, 2017, by and between the Registrant and David Dreyer		10-K	12/31/2016	10.20	03/10/2017

10.22*	Employment Agreement, dated February 23, 2017, by and between the Registrant and Mark Nelson		10-K	12/31/2016	10.21	03/10/2017

10.23	Commitment Letter, dated September 26, 2017, between each of Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP and the Registrant		S-1	09/29/2017	10.23	09/29/2017

10.24	Commitment Letter, dated September 26, 2017, between each of Renate Schuler, Jack W. Schuler Living Trust and Schuler Family Foundation and the Registrant		S-1	09/29/2017	10.24	09/29/2017

10.25*	Form of Stock Option Agreement for inducement grants made to John R. Beaver on September 30, 2017		8-K	09/30/2017	10.1	10/03/2017

10.26	Business Financing Agreement, dated as of March 6, 2018, by and among the Registrant, Western Alliance Bank, BL Acquisition Corp. and BL Acquisition II Inc.	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.27

Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 6, 2018, by and between the Registrant in favor of the Export Import Bank of the United States and Western Alliance Bank

X

10.28

Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 6, 2018, by and between BL Acquisition Corp. in favor of the Export Import Bank of the United States and Western Alliance Bank

X

10.29

Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 6, 2018, by and between BL Acquisition II Inc. in favor of the Export Import Bank of the United States and Western Alliance Bank

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
101

The following financial information from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language:

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

BIOLASE, INC., a Delaware Corporation (registrant)
Dated: March 14, 2018	By:	/s/ HAROLD C. FLYNN, JR.
Harold C. Flynn, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HAROLD C. FLYNN, JR	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2018
Harold C. Flynn, Jr.

/s/ JOHN R. BEAVER	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2018
John R. Beaver

/s/ DR. JONATHAN T. LORD	Director	March 14, 2018
Dr. Jonathan T. Lord
/s/ DR. RICHARD B. LANMAN	Director	March 14, 2018
Dr. Richard B. Lanman
/s/ JAMES R. TALEVICH	Director	March 14, 2018
James R. Talevich

BIOLASE, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

BIOLASE, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operation and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations for each of the three years in the period ended December 31, 2017. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Costa Mesa, California

March 14, 2018

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$11,645	$8,924
Restricted cash	251	251
Accounts receivable, less allowance of $802 and $1,209 in 2017 and 2016, respectively	10,124	9,784
Inventory, net	12,298	13,523
Prepaid expenses and other current assets	1,732	1,505
Total current assets	36,050	33,987
Property, plant, and equipment, net	3,674	4,478
Goodwill	2,926	2,926
Other assets	334	550
Total assets	$42,984	$41,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,109	$9,125
Accrued liabilities	5,609	5,778
Customer deposits	27	101
Deferred revenue, current portion	2,625	3,010
Total current liabilities	13,370	18,014
Deferred income taxes, net	104	798
Deferred revenue, long-term	11	23
Warranty accrual, long-term	70	773
Other liabilities, long-term	169	268
Total liabilities	13,724	19,876
Commitments, contingencies and subsequent events (Notes 6 and 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000 shares authorized, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, par value $0.001 per share; 200,000 and 100,000 shares authorized, 102,340 and 67,566 shares issued and outstanding as of December 31, 2017 and 2016, respectively	102	68
Additional paid-in capital	224,910	201,198
Accumulated other comprehensive loss	(576)	(876)
Accumulated deficit	(195,176)	(178,325)
Total stockholders' equity	29,260	22,065
Total liabilities and stockholders' equity	$42,984	$41,941

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Products and services revenue	$46,798	$51,661	$48,269
License fees and royalty revenue	128	149	206
Net revenue	46,926	51,810	48,475
Cost of revenue	31,800	31,502	32,525
Gross profit	15,126	20,308	15,950
Operating expenses:
Sales and marketing	16,718	17,018	18,696
General and administrative	9,712	10,453	10,256
Engineering and development	6,229	7,799	7,283
Disposal of internally developed software	505	—	—
Excise tax	—	—	361
Legal settlement	—	—	(731)
Total operating expenses	33,164	35,270	35,865
Loss from operations	(18,038)	(14,962)	(19,915)
Gain (loss) on foreign currency transactions	563	(332)	(259)
Interest income, net	42	74	74
Non-operating gain (loss), net	605	(258)	(185)
Loss before income tax provision	(17,433)	(15,220)	(20,100)
Income tax (benefit) provision	(582)	151	178
Net loss	(16,851)	(15,371)	(20,278)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	300	(75)	(244)
Comprehensive loss	$(16,551)	$(15,446)	$(20,522)

Net loss	$(16,851)	$(15,371)	$(20,278)
Deemed dividend on convertible preferred stock	(3,978)	(2,184)	—
Net loss attributable to common stockholders	$(20,829)	$(17,555)	$(20,278)

Net loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.29)	$(0.35)
Diluted	$(0.28)	$(0.29)	$(0.35)
Shares used in the calculation of net loss per share:
Basic	73,759	60,664	58,189
Diluted	73,759	60,664	58,189

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Accumulated
	and Additional				Other		Total
	Paid-in Capital		Convertible Preferred Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, January 1, 2015	58,115	$185,289	—	$—	$(557)	$(142,676)	$42,056
Exercise of stock options, net	113	44	—	—	—	—	44
Stock-based compensation	—	3,350	—	—	—	—	3,350
Cost of issuance	—	(3)	—	—	—	—	(3)
Net loss	—	—	—	—	—	(20,278)	(20,278)
Foreign currency translation adjustment	—	—	—	—	(244)	—	(244)
Balances, December 31, 2015	58,228	188,680	—	—	(801)	(162,954)	24,925
Exercise of stock options, net	—	1	—	—	—	—	1
Stock-based compensation	—	3,065	—	—	—	—	3,065
Issuance of stock from RSUs, net	489	—	—	—	—	—	—
Issuance of Series C participating convertible preferred stock and warrants, net of issuance cost of $480	—	1,092	88	8,428	—	—	9,520
Beneficial conversion feature of Series C participating convertible preferred stock	—	1,092	—	(1,092)	—	—	—
Deemed dividend related to beneficial conversion feature of Series C participating convertible preferred stock	—	(2,184)	—	2,184	—	—	—
Issuance of common stock upon conversion of Series C participating convertible preferred stock	8,849	9,520	(88)	(9,520)	—	—	—
Net loss	—	—	—	—	—	(15,371)	(15,371)
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Balances, December 31, 2016	67,566	201,266	—	—	(876)	(178,325)	22,065
Exercise of stock options, net	—	3	—	—	—	—	3
Stock-based compensation	—	2,145	—	—	—	—	2,145
Issuance of stock from RSUs, net	406	—	—	—	—	—	—
Issuance of Series D participating convertible preferred stock and warrants, net of issuance cost of $251	—	2,026	81	8,214	—	—	10,240
Beneficial conversion feature of Series D participating convertible preferred stock	—	1,952	—	(1,952)	—	—	—
Deemed dividend related to beneficial conversion feature of Series D participating convertible preferred stock	—	(3,978)	—	3,978	—	—	—

Issuance of common stock upon conversion of Series D participating convertible preferred stock	8,065	10,240	(81)	(10,240)	—	—	—
Issuance of stock from rights offering, net	26,303	11,358	—	—	—	—	11,358
Net loss	—	—	—	—	—	(16,851)	(16,851)
Foreign currency translation adjustment	—	—	—	—	300	—	300
Balances, December 31, 2017	102,340	$225,012	—	$—	$(576)	$(195,176)	$29,260

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net loss	$(16,851)	$(15,371)	$(20,278)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,203	1,048	880
Loss (gain) on disposal of assets, net	505	(2)	6
Provision (recovery) for bad debts, net	40	(118)	86
Provision for inventory excess and obsolescence	623	272	647
Provision for sales returns allowance	—	—	100
Stock-based compensation	2,207	3,065	3,350
Deferred income taxes	(694)	60	61
Earned interest income, net	(42)	(70)	(74)
Changes in operating assets and liabilities:
Restricted cash	—	(51)	(200)
Accounts receivable	(337)	(644)	(52)
Inventory	419	(1,989)	(705)
Prepaid expenses and other current assets	(11)	79	(65)
Customer deposits	(74)	16	(27)
Accounts payable and accrued liabilities	(5,003)	3,322	(640)
Accrued legal settlement	—	—	(1,664)
Deferred revenue	(397)	(264)	803
Net cash and cash equivalents used in operating activities	(18,412)	(10,647)	(17,772)
Cash Flows From Investing Activities:
Purchases of property, plant, and equipment	(747)	(1,414)	(1,803)
Proceeds from disposal of property, plant, and equipment	—	—	25
Net cash and cash equivalents used in investing activities	(747)	(1,414)	(1,778)
Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(146)	(171)	(107)
Proceeds from equity offerings, net of expenses	21,761	9,520	—
Deposit on capital lease	—	—	(42)
Proceeds from exercise of stock options	3	1	44
Net cash and cash equivalents provided by (used in) financing activities	21,618	9,350	(105)
Effect of exchange rate changes	262	(64)	(206)
Increase (decrease) in cash and cash equivalents	2,721	(2,775)	(19,861)
Cash and cash equivalents, beginning of year	8,924	11,699	31,560
Cash and cash equivalents, end of year	$11,645	$8,924	$11,699
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$1	$4	$4
Income taxes paid	$164	$76	$57
Supplemental cash flow disclosure - Non-cash:
Assets acquired under capital lease	$—	$—	$378
Accrued capital expenditures and tenant improvement allowance	$102	$251	$1,137

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 — BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company”) incorporated in Delaware in 1987, is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, including three-dimensional CAD/CAM intra-oral scanners and digital dentistry software.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, goodwill and the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

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

The Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, and accrued liabilities, approximate fair value because of the liquid or short-term nature of these items.

Rights Offering

The Company completed a rights offering on December 5, 2017 by selling 26,302,703 shares of common stock. Gross proceeds were approximately $12.0 million, and net proceeds, after offering expenses of approximately $0.6 million, were approximately $11.4 million. Certain affiliates of Larry Feinberg and an affiliate of Jack Schuler exercised their basic subscription rights and over-subscription privilege in the rights offering and purchased a total of 10,745,614 shares and 10,964,912 shares of common stock, respectively, on the same terms as all other participants. The Company plans to use the net proceeds from the rights offering for general working capital needs.

Convertible Preferred Stock and Warrant Transactions

          2017 Private Placement

On April 18, 2017, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 80,644 shares of BIOLASE Series D Participating Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants (the “2017 Warrants”) to purchase up to an aggregate of 3,925,871 unregistered shares of BIOLASE common stock at an exercise price of $1.80 per share, subject to customary anti-dilution adjustments. Each share of Preferred Stock converted automatically into 100 shares of BIOLASE common stock upon receipt of stockholder approval on June 30, 2017, reflecting a conversion price equal to $1.24 per share, which was the closing price of BIOLASE common stock quoted on the NASDAQ Capital Market on April 10, 2017. On June 30, 2017, BIOLASE’s stockholders also approved the issuance of BIOLASE common stock related to the exercise of the 2017 Warrants by certain holders whose 2017 Warrants were subject to a beneficial ownership limitation.

The 2017 Warrants became exercisable on October 18, 2017 and expire on April 18, 2022, or, if earlier, five business days after the Company delivers notice that the closing price per share of BIOLASE common stock exceeded the exercise price of $1.80 per share for 30 consecutive trading days during the exercise period. Gross proceeds from the sale were approximately $10.5 million, and net proceeds, after offering expenses of approximately $0.3 million, were approximately $10.2 million. The Company used the proceeds from the private placement for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed with the SEC a registration statement on Form S-3, which was declared effective on August 24, 2017.

In accordance with applicable accounting standards, the $10.5 million gross proceeds from the private placement described above were allocated to the Preferred Stock and the 2017 Warrants in the amount of $8.2 million and $2.3 million, respectively. The allocation was based on the relative fair values of the underlying BIOLASE common stock and the 2017 Warrants as of the commitment date, with the fair value of the 2017 Warrants determined using a Black Scholes model. Assumptions used in the Black-Scholes model include an expected term of five years, a risk-free rate of 1.90% and a dividend yield of 0%. This transaction resulted in a discount from allocation of proceeds to separable instruments of $2.0 million and a beneficial conversion to BIOLASE common stock with a value of $2.0 million, which have been reflected as a deemed distribution to preferred shareholders for the year ended December 31, 2017.

2016 Private Placement

On August 8, 2016, the Company completed a private placement with several institutional and individual investors, and certain of its directors and officers, under which the Company sold an aggregate of 88,494 shares of BIOLASE Series C Participating Convertible Preferred Stock (“Series C Preferred Stock”) and warrants (“2016 Warrants”) to purchase up to an aggregate of 2,035,398 unregistered shares of BIOLASE common stock at an exercise price of $2.00 per share. Each share of Series C Preferred Stock converted automatically into 100 shares of BIOLASE common stock, upon receipt of stockholder approval on September 30, 2016, reflecting a conversion price equal to $1.13 per share, which was the closing price of BIOLASE common stock quoted on the NASDAQ Capital Market on July 29, 2016. On September 30, 2016, BIOLASE’s stockholders also approved the issuance of BIOLASE common stock related to the exercise of the 2016 Warrants by certain holders whose 2016 Warrants were subject to a beneficial ownership limitation. Gross proceeds from the sale were $10.0 million, and net proceeds, after offering expenses of approximately $0.5 million, were approximately $9.5 million.

The 2016 Warrants became exercisable on February 8, 2017 and expire on August 8, 2021. The Company used the proceeds from the sale for working capital and general corporate purposes. In connection with the registration rights granted to these investors, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on November 3, 2016.

In accordance with applicable accounting standards, the $10.0 million gross proceeds from sale were allocated to the Series C Preferred Stock and the 2016 Warrants in the amount of $8.9 million and $1.1 million, respectively. The allocation was based on the relative fair values of the underlying BIOLASE common stock and the 2016 Warrants as of the commitment date, with the fair value of the 2016 Warrants determined using a Black Scholes model. Assumptions used in the Black-Scholes model include an expected term of five years, risk-free rate of 1.03% and a dividend yield of 0%. This transaction resulted in a discount from allocation of proceeds to separable instruments of $1.1 million and a beneficial conversion to BIOLASE common stock with a value of $1.1 million, which have been reflected as a deemed distribution to preferred shareholders in the year ended December 31, 2016.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the years ended December 31, 2017, 2016, and 2015, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Liquidity and Management’s Plans

The Company has reported recurring losses from operations and has not generated cash from operations for the three years ended December 31, 2017. During the years ended December 31, 2017, 2016 and 2015, the principal sources of liquidity for the Company were its net proceeds from the December 5, 2017, April 18, 2017 and August 8, 2016 sales by the Company of $11.4 million, $10.2 million, and $9.5 million, respectively, of unregistered shares of BIOLASE equity securities.  The Company’s recurring losses, level of cash used in operations, potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2017, the Company had approximately $22.7 million in working capital. The Company’s principal sources of liquidity at December 31, 2017 consisted of approximately $11.9 million in cash, cash equivalents, and restricted cash, and $10.1 million of net accounts receivable.

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

Restricted Cash

Restricted cash represents a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards. At December 31, 2017 and 2016, the restricted cash balance was $251,000 and $251,000, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon its knowledge of customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis, which incorporates input from sales, service, and finance personnel. The review process also evaluates all account balances with amounts past due and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventory

The Company values inventory at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The carrying value of inventory is evaluated periodically for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The allowance is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges, and the Company’s allocation of fixed production overhead is based on the normal capacity of its production facilities.

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

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 totaled approximately $1,203,000, $997,000, and $817,000, respectively.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one reporting and operating unit; therefore goodwill is tested for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, if available. Management assesses potential impairment on an annual basis on June 30th and compares the Company’s market capitalization to its carrying amount, including goodwill. A significant decrease in the Company’s stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the inherent risk in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions could cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

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

Revenue Recognition

The Company’s products are sold in North America directly to customers through its field sales force and through non-exclusive distributors. The Company sells its products internationally through exclusive and non-exclusive distributors as well as directly to customers in certain countries. Sales are recorded upon shipment from the Company’s facility, and payment of its invoices is generally due within 90 days or less. Internationally, the Company primarily sells products through independent distributors. Revenue is recorded based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Revenue is recorded for all sales upon shipment assuming all other revenue recognition criteria are met.

Sales of the Company’s laser systems include separate deliverables consisting of the product, disposables used with the laser systems, installation, and training. For sale of deliverables that are part of a multiple-element arrangement,  the Company applies a method that approximates the relative selling price method, which requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This requires the Company to use estimated selling prices of each of the deliverables in the total arrangement. The sum of those prices is then compared to the arrangement, and any difference is applied to the separate deliverable ratably. This method also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”), if available, (ii) third-party evidence if VSOE is not available, and (iii) estimated selling price if neither VSOE nor third-party evidence is available. VSOE is determined based on the value the Company sells the undelivered element to a customer as a stand-alone product.  Revenue attributable to the undelivered elements is included in deferred revenue when the product is shipped and is recognized when the related service is performed. Disposables not shipped at time of sale and installation services are typically shipped or installed within 30 days. Training is included in deferred revenue when the product is shipped and is recognized when the related service is performed or upon the appropriate expiration of time offered under the agreement.  Deferred revenue attributable to undelivered elements, which primarily consists of training, totaled approximately $1.0 million and $1.4 million as of December 31, 2017 and 2016, respectively.

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

Although all sales are final, the Company accepts returns of products in certain, limited circumstances and records a provision for sales returns based on historical experience concurrent with the recognition of revenue. The sales returns allowance is recorded as a reduction of accounts receivable and revenue. As of December 31, 2017 and 2016, $210,000 and $210,000, respectively, was recorded as a reduction of accounts receivable for sales returns.

Extended warranty contracts, which are sold to laser and certain imaging customers, are recorded as revenue on a straight-line basis over the period of the contracts, which is typically one year. Included in deferred revenue for each of the years ended December 31, 2017 and 2016, was approximately $1.6 million and $1.5 million, respectively, for extended warranty contracts.

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

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. For the years ended December 31, 2017 and 2016, laser systems sold domestically were covered by the warranty for a period of up to two years from the date of sale by the Company or the distributor to the end-user. In 2017, for Waterlase systems sold domestically and purchased in 2017 or later, the Company decreased the warranty period from two years to one year. Laser systems sold internationally were covered by the warranty for a period of up to 28 months from the date of sale to the international distributor.  In 2017, for Waterlase systems sold internationally and purchased in 2017 or later, the Company decreased the warranty period from 28 months to 16 months. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. The Company’s overall accrual is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. All imaging products are initially covered by the manufacturer’s warranties. However, the Company offers extended warranties on certain imaging products.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the years ended December 31 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Initial warranty accrual, beginning balance	$1,706	$2,188	$1,449
Provision for estimated warranty cost	492	348	1,715
Warranty expenditures	(1,008)	(830)	(976)
Initial warranty accrual, ending balance	1,190	1,706	2,188
Less warranty accrual, long-term	70	773	843
Total warranty accrual, current portion	$1,120	$933	$1,345

Shipping and Handling Costs and Revenues

Shipping and handling costs are expensed as incurred and are recorded as a component of cost of revenue. Charges to customers for shipping and handling are included as a component of revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $298,000, $351,000, and $929,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services, and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2017, 2016, and 2015, the Company recognized compensation cost related to stock options of $2.2 million, $3.1 million, and $3.4 million, respectively, based on the grant-date fair value. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$207	$226	$333
Sales and marketing	235	477	679
General and administrative	1,469	2,051	2,020
Engineering and development	296	311	318
	$2,207	$3,065	$3,350

As of December 31, 2017 and 2016, the Company had $3.4 million and $4.0 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under its existing plans. The $3.4 million in cost is expected to be recognized over a weighted-average period of 2.0 years as of December 31, 2017.

The Company uses the Black-Scholes option valuation model for estimating the fair value of options. This option-pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. Since July 1, 2005, the Company has used a dividend yield of zero, as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options is the expected life of the option and the expected volatility of BIOLASE common stock.  The expected life is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vesting date and expiration date.  The Company uses the simplified method, as there is not a sufficient history of share option exercises.  For performance-based awards, the expected life equals the life of the award.  Management believes that the historic volatility of BIOLASE common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of BIOLASE common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options.  Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. BIOLASE applied a forfeiture rate of 6.38% and 40.90% to awards granted to executives and employees, respectively, during the year ended December 31, 2017.

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015
Expected term (years)	5.51	5.96	5.80
Volatility	79%	86%	90%
Annual dividend per share	$—	$—	$—
Risk-free interest rate	1.99%	1.39%	1.64%

Excise Tax

Commencing January 1, 2013, certain of the Company’s product sales have been subject to the medical device excise tax. The Company has included such taxes separately as a component of operating expense.  Effective beginning 2016, the excise tax imposed on the sale of medical devices has been suspended for the calendar years 2016 and 2017. Effective beginning 2018, the excise tax imposed on the sale of medical devices has been suspended through January 1, 2020.

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

The income tax provisions for the years ended December 31, 2017, 2016, and 2015 were calculated using the discrete year-to-date method. See Note 5 – Income Taxes for additional disclosures related to the Company’s income tax.

Net Loss Per Share — Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options, restricted stock units and warrants to purchase approximately 16,918,000, 20,537,000, and 17,371,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2017, 2016, and 2015, respectively, as their effect would have been anti-dilutive.

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

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) (“ASC 2015-17”).  Previously, deferred income tax liabilities and assets were required to be presented into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The Company adopted ASU 2015-17 as of January 1, 2017. The adoption of ASU 2015-17 did not have a material effect on the Company’s consolidated financial statements.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein.

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018. The timing and measurement of revenue recognition under the new standard will not be materially different than under the old standard.

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

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

Accounts Receivable, net:

	December 31,
(in thousands):	2017	2016
Components of accounts receivable, net of allowances, are as follows:
Trade	$10,047	$9,699
Royalties	71	62
Other	6	23
Total receivables, net	$10,124	$9,784

Accounts receivable is net of allowances for doubtful accounts of approximately $0.8 million and $1.2 million and sales returns of approximately $210,000 and $210,000 at December 31, 2017 and 2016, respectively.

Inventory, net:

	December 31,
(in thousands):	2017	2016
Components of inventory, net of allowances, are as follows:
Raw materials	$3,953	$4,837
Work-in-process	1,162	2,261
Finished goods	7,183	6,425
Inventory, net	$12,298	$13,523

Inventory is net of a provision for excess and obsolete inventory totaling approximately $1.9 million and $1.7 million at December 31, 2017 and 2016, respectively.

Property, Plant, and Equipment, net:

	December 31,
(in thousands):	2017	2016
Components of property, plant, and equipment, net of depreciation, are as follows:
Building	$220	$196
Leasehold improvements	2,005	2,003
Equipment and computers	6,883	6,163
Furniture and fixtures	634	599
Construction in progress	1,182	1,590
	10,924	10,551
Accumulated depreciation	(7,426)	(6,225)
	3,498	4,326
Land	176	152
Property, plant, and equipment, net	$3,674	$4,478

The cost basis of assets held under capital lease was $378,000, which was fully depreciated as of December 31, 2017. The cost basis of assets held under capital lease was $378,000 and the accumulated depreciation related to assets held under capital lease was $227,000 as of December 31, 2016.

During 2017, the Company recognized a non-cash, pre-tax charge related to the disposal of internally developed software of $505,000, primarily due to the decision to cancel future deployments of a new ERP system.

Accrued Liabilities:

	December 31,
(in thousands):	2017	2016
Components of accrued liabilities are as follows:
Payroll and benefits	$2,115	$2,147
Warranty accrual, current portion	1,120	933
Taxes	544	638
Accrued professional services	584	782
Accrued capital lease, current portion	—	159
Accrued insurance premium	870	906
Other	376	213
Accrued liabilities	$5,609	$5,778

Deferred Revenue:

	December 31,
(in thousands):	2017	2016
Components of deferred revenue are as follows:
Undelivered elements (training, installation, product and support services)	$980	$1,404
Extended warranty contracts	1,634	1,487
Deferred royalties	22	142
Total Deferred Revenue	2,636	3,033
Less long-term amounts:
Deferred royalties	11	23
Total Deferred Revenue - Long-Term	11	23
Total Deferred Revenue - Current	$2,625	$3,010

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2017 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and December 31, 2016, the Company had goodwill (indefinite life) of $2.9 million. As of December 31, 2017 and December 31, 2016, all intangible assets have been fully amortized. There was no amortization expense for the year ended December 31, 2017.  Amortization expense for the years ended December 31, 2016 and 2015 totaled $51,000 and $63,000, respectively.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2017 and 2016
		Accumulated
	Gross	Amortization	Impairment	Carrying Value
Patents (4-10 years)	$1,914	$(1,914)	$—	$—
Trademarks (6 years)	69	(69)	—	—
Other (4 to 6 years)	817	(817)	—	—
Total	$2,800	$(2,800)	$—	$—
Goodwill (Indefinite life)	$2,926			$2,926

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

The following table presents the current and deferred provision for income taxes for the years ended December 31 (in thousands):

	2017	2016	2015
Current:
Federal	$—	$—	$—
State	19	22	30
Foreign	93	69	87
	112	91	117
Deferred:
Federal	(694)	60	61
State	—	—	—
Foreign	—	—	—
	(694)	60	61
	$(582)	$151	$178

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2017	2016	2015
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	(90.6)%	40.4%	40.2%
State tax benefit (net of federal benefit)	(3.2)%	(3.0)%	(3.1)%
Research credits	(1.7)%	(3.4)%	(3.1)%
Foreign amounts with no tax benefit	—%	0.2%	0.1%
Non-deductible expenses	1.0%	0.6%	0.4%
Effect of change in rate from federal Tax Reform	127.1%	0.5%	0.9%
Other	(2.0)%	(0.2)%	(0.5)%
Total	(3.4)%	1.1%	0.9%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2017	2016
Capitalized intangible assets for tax purposes	$(21)	$47
Reserves not currently deductible	1,130	2,117
Deferred revenue	5	8
Stock options	3,600	4,966
State taxes	6	9
Income tax credits	2,640	2,379
Inventory	495	940
Property and equipment	165	201
Other comprehensive income	—	252
Unrealized gain on foreign currency	84	136
Net operating losses	33,451	43,687
Total deferred tax assets	41,555	54,742
Valuation allowance	(40,866)	(54,310)
Net deferred tax assets	689	432
Capitalized intangible assets	(608)	(876)
Other	(185)	(354)
Total deferred tax liabilities	(793)	(1,230)
Net deferred tax liabilities	$(104)	$(798)

Based upon the Company’s operating losses incurred for each of three years ended December 31, 2017, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $40.9 million as of December 31, 2017. Management considered factors such as the Company’s earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

The reversal of valuation allowance is primarily due to reduction in corporate income tax rate resulting from enactment of Tax Cuts and Jobs Act further discussed below.

As of December 31, 2017, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $147.0 million and $87.0 million, respectively, which expire in 2018 through 2037. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. As of December 31, 2017, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $1.4 million and $1.8 million, respectively, which will begin to expire in 2018 through 2037 for federal purposes and will carry forward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2017 (in thousands):

Balance at January 1, 2017	$568
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at December 31, 2017	$568

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2017 and 2016, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2017 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2011 through 2017 tax years remain subject to examination by their respective tax authorities.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). Management reviewed and incorporated the new tax bill implications in the 2017 financial statements. The main change is the remeasurement of deferred taxes at the new corporate tax rate of 21%, which reduced the Company’s net deferred tax assets, before valuation allowance, by $21.7 million. Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance other than deferred tax liability recorded against indefinite-lived intangible asset.  The net impact of change in federal corporate rate against this deferred tax liability was $0.3 million. In addition and consistent with the 2017 Tax Act, net operating losses generated subsequent to December 31, 2017 have an indefinite carryforward period with a limitation on utilization of 80% of taxable income in any given year.  Therefore, to the extent that deductible temporary differences are expected to reverse and generate an indefinite-lived net operating loss, such assets are available to offset the naked credit deferred tax liability balance up to 80%. Accordingly, the Company recorded a reduction in its deferred tax liability balance from $0.5 million to $0.1 million and recognized a corresponding deferred tax benefit of $0.4 million.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for the Company’s foreign subsidiaries as of December 31, 2017.  At December 31, 2017, unremitted earnings of foreign subsidiaries were approximately $0.6 million and have been included in our computation of the transition tax associated with the enactment of the 2017 Tax Act discussed above. We do not provide for U.S. taxes on our unremitted earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S.

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

In February 2015, the Company entered into a 30-month capital lease agreement for information technology equipment.  Future minimum lease payments (using a 1.6% interest rate) under the capital lease, together with the present value of the net minimum lease payments and net of a $14,000 prepayment, for the year ending December 31, 2018 is zero.  The current obligation with respect to the present value of net minimum lease payments is reflected in the Consolidated Balance Sheets classified as an accrued liability, and there was no remaining portion of the present value of net minimum lease payments classified as a long-term obligation within capital lease obligations as of December 31, 2017. In February 2018, the Company extended the agreement for information technology equipment for an additional lease term of 18 months. In accordance with relevant accounting guidance, the renewal of this lease constituted a new lease and is classified by the Company as an operating lease.

Future minimum rental commitments under lease agreements, including both operating and capital leases as of December 31, 2017, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

2018	$814
2019	744
2020	283
2021	12
Thereafter	—
Total future minimum lease obligations	$1,853

Rent expense totaled approximately $1.0 million for each of the years ended December 31, 2017, 2016, and 2015.

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.7 million and $1.3 million at December 31, 2017 and 2016, respectively. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2017 and 2016, approximately $67,000 and $67,000 was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. The Company had $10.3 million of purchase commitments as of December 31, 2017, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against BIOLASE in the District of Utah alleging that BIOLASE’s ezlase dental laser infringes on U.S. Patent No. 7,485,116 (the “116 Patent”). On September 9, 2012, CAO amended its complaint, adding claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that BIOLASE issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The amended complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. Until January 24, 2018, this lawsuit was stayed in connection with United States Patent and Trademark Office proceedings relating to the 116 Patent, which proceedings ultimately culminated in a January 27, 2017 decision by the United States Court of Appeals for the Federal Circuit, affirming the findings of the Patent Trial and Appeal Board, which were generally favorable to the Company.  On January 25, 2018, CAO moved for leave to file a second amended complaint to add certain claims, which filing the Company is not opposing.

On January 23, 2018, CAO filed a lawsuit against BIOLASE in the Central District of California alleging that BIOLASE’s diode lasers infringe on U.S. Patent Nos. 8,337,097, 8,834,497, 8,961,040 and 8,967,883. The complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

The BIOLASE board of directors (the “Board”), without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. As of December 31, 2017 and 2016, no preferred stock was issued. As of December 31, 2017 and 2016, no preferred stock was outstanding.

Common Stock

At December 31, 2017, the Company had 102,339,682 shares of BIOLASE common stock issued and outstanding. BIOLASE currently has 200,000,000 shares of Company common stock authorized for issuance.

2017 Common Stock Issuances

Rights Offering.  The Company completed a rights offering on December 5, 2017 by selling 26,302,703 shares of common stock. Gross proceeds were approximately $12.0 million, and net proceeds, after offering expenses of approximately $0.6 million, were approximately $11.4 million. Certain affiliates of Larry Feinberg and an affiliate of Jack Schuler exercised their basic subscription rights and over-subscription privilege in the rights offering and purchased a total of 10,745,614 shares and 10,964,912 shares of our common stock, respectively, on the same terms as all other participants. The Company plans to use the net proceeds from the rights offering for general working capital needs.

Private Placement.  The Company completed a private placement on April 18, 2017.  For information regarding this private placement, see Note 1- Convertible Preferred Stock and Warrant Transactions.

2016 Common Stock Issuance

Private Placement. The Company completed a private placement on August 8, 2016.  For information regarding this private placement, see Note 1- Convertible Preferred Stock and Warrant Transactions.

Stock Dividends

There were no dividends paid or declared in 2017, 2016 or 2015.

Warrants

BIOLASE issues warrants for the sale of its common stock as approved by its Board. Warrants to purchase up to an aggregate of 3,925,871 unregistered shares of BIOLASE common stock at an exercise price of $1.80 per share were issued in connection with the Company’s April 2017 private placement. Warrants to purchase up to an aggregate of 2,035,398 unregistered shares of BIOLASE common stock at an exercise price of $2.00 per share were issued in connection with the Company’s August 2016 private placement. Both private placements are accounted for within stockholders’ equity on the Consolidated Balance Sheets in accordance with GAAP.

The following table summarizes warrant activity (in thousands, except per share data):

		Weighted-Average
		Exercise Price
	Shares	Per Share
Warrants outstanding, January 1, 2015	10,094	$4.18
Granted/Issued	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding, December 31, 2015	10,094	$4.18
Granted/Issued	2,035	$2.00
Exercised	—	$—
Forfeited, cancelled, or expired	(723)	$6.50
Warrants outstanding, December 31, 2016	11,406	$4.18
Granted/Issued	3,926	$1.80
Exercised	—	$—
Forfeited, cancelled, or expired	(9,206)	$4.00
Warrants outstanding, December 31, 2017	6,126	$1.93
Warrants exercisable, December 31, 2017	5,991	$1.88
Vested warrants expired during the 12 months ended December 31, 2017	9,206	$4.00

Stock Options

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, August 27, 2014, April 27, 2015 and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers and employees of the Company, directors of the Company, and consultants. As of December 31, 2017, a total of 15,550,000 shares have been authorized for issuance under the 2002 Plan, of which 3,963,696 shares of BIOLASE common stock have been issued pursuant to options that were exercised, 8,526,388 shares of BIOLASE common stock have been reserved for options and restricted stock units that are outstanding, and 3,059,916 shares of BIOLASE common stock remain available for future grants.

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

			Weighted-Average
		Weighted-Average	Remaining
		Exercise Price	Contractual Term	Aggregate Intrinsic
	Shares	Per Share	(Years)	Value(1)
Options outstanding, January 1, 2015	3,475	$3.03
Granted at fair market value	1,931	$2.22
Granted at above fair market value	1,340	$2.46
Exercised	(38)	$1.15
Forfeited, cancelled, or expired	(2,215)	$2.64
Options outstanding, December 31, 2015	4,493	$3.03
Granted at fair market value	3,113	$1.42
Exercised	(1)	$0.82
Forfeited, cancelled, or expired	(993)	$3.01
Options outstanding, December 31, 2016	6,612	$2.72
Granted at fair market value	2,231	$1.03
Exercised	(3)	$0.86
Forfeited, cancelled, or expired	(2,103)	$1.83
Options outstanding, December 31, 2017	6,737	$1.80	7.21	$—
Options exercisable, December 31, 2017	3,454	$2.24	5.57	$—
Vested options expired during the 12 months ended December 31, 2017	288	$3.42

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options under the 2002 Plan that are outstanding and exercisable as of December 31, 2017 (in thousands, except per share data):

	Options Outstanding			Exercisable
			Weighted-Average
	Number	Weighted-Average	Remaining	Number	Weighted-Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price
$ 0.43 — $ 1.21	1,428	$0.80	8.65	451	$0.97
$ 1.22 — $ 1.44	917	$1.42	7.67	563	$1.42
$ 1.45 — $ 1.60	1,481	$1.48	8.93	3	$1.45
$ 1.61 — $ 2.38	1,573	$2.02	6.70	1,207	$2.08
$ 2.39 — $ 5.07	1,338	$3.20	4.06	1,230	$3.25
Total	6,737	$1.80	7.21	3,454	$2.24

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2017	2016	2015
Proceeds from stock options exercised	$3	$1	$44
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$1	$—	$52
Weighted-average fair value of options granted	$0.69	$1.03	$1.54
Total fair value of shares vested during the year	$1,286	$1,728	$2,268

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

2017 Stock Option Activity

Effective February 6, 2017, the Compensation Committee of the Board issued 611,000 non-qualified stock options to purchase shares of BIOLASE common stock to certain employees of the Company.  These awards were issued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) for the 586,000 options awarded to existing employees, one-half vest on the first anniversary of grant date and one-half vest on the second anniversary of the grant date and (ii) for the 25,000 options awarded to new employees, 25% vest on February 6, 2018 and the remainder vest ratably over the 36-month period, commencing on March 6, 2018.

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

On September 1, 2017, Paul N. Clark resigned from the Board, effective September 11, 2017, and as Chairman of the Board, effective September 1, 2017. Effective September 1, 2017, Dr. Jonathan T. Lord was appointed Chairman of the Board. On September 11, 2017, the Compensation Committee of the Board approved a modification to expiration dates applicable to Mr. Clark’s vested options. As a result of the modification, the Company recognized additional compensation expense of $44,000 for the year ended December 31, 2017. On September 11, 2017, Dr. Lord was granted 65,385 non-qualified stock options to purchase shares of BIOLASE common stock at $0.54 per share, the closing market price of BIOLASE common stock on the grant date, and expiring 10 years from the grant date. On September 12, 2017, Dr. Lord was granted 65,891 non-qualified stock options to purchase shares of BIOLASE common stock at $0.61 per share, the closing market price of BIOLASE common stock on the grant date, and expiring 10 years from the grant date. Both grants vest in equal installments over an eight-month period, commencing on October 10, 2017.

On October 27, 2017, Frederic H. Moll, M.D. resigned from the Board, effective November 11, 2017. On November 11, 2017, the Compensation Committee of the Board approved a modification to expiration dates applicable to Dr. Moll’s vested options. As a result of the modification, the Company recognized additional compensation expense of $22,000 for the year ended December 31, 2017. Also on October 27, 2017, the Board elected Richard B. Lanman, M.D. to the Board. In connection with his election to the Board, on November 1, 2017, Dr. Lanman was granted 135,333 non-qualified stock options to purchase shares of BIOLASE common stock at $0.75 per share, the closing market price of BIOLASE common stock on the grant date, and expiring 10 years from the grant date.

Effective November 7, 2017, the Compensation Committee of the BIOLASE board of directors issued 426,000 non-qualified stock options to purchase shares of BIOLASE common stock to certain employees of the Company.  These awards were issued at $0.60 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: one-half vest on the first anniversary of the grant date and one-half vest ratably monthly commencing thirteen months after the grant date through the twenty-fourth month.

2016 Stock Option Activity

On February 26, 2016, the Compensation Committee of the Board awarded to certain employees and consultants of the Company a total of 295,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $0.86 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options are as follows: (i) 185,000 options, awarded to existing employees, vest ratably over a 48 month period, commencing one month from the grant date, and (ii) 110,000 options, awarded to new 2016 employees, vest 25% on the one-year anniversary of the grant date and the remainder ratably over the 36-month period, commencing 13 months after of the grant date.

On April 18, 2016, in connection with the hiring of the two new Vice Presidents, the Compensation Committee of the Board awarded 325,000 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $1.43 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting, with 25% vesting as of April 18, 2017 and the remaining 75% vesting ratably monthly over a 36-month period commencing on April 18, 2017, and (ii) one-half of the total grant is subject to specific 2016 and 2017 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 243,750 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

On May 6, 2016, non-employee directors of the Company were granted a total of 597,757 non-qualified stock options to purchase shares of BIOLASE common stock.  These awards were issued at $1.41 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  The total grant vests in equal installments over a consecutive 12-month period, commencing on June 6, 2016.

On August 29, 2016, in connection with the hiring of a new Senior Director, the Compensation Committee of the Board awarded 60,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.65 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to ratable time vesting over a 48-month period commencing on September 29, 2016, and (ii) one-half of the total grant is subject to specific 2017 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 60,000 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

On September 15, 2016, in connection with the hiring of a new Vice President, the Compensation Committee of the Board awarded 250,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.78 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of September 15, 2017 and the remaining 75% vesting ratably monthly over a 36-month period commencing on September 15, 2017, and (ii) one-half of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 250,000 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

On October 3, 2016, in connection with the hiring of a new Vice President, the Compensation Committee of the Board awarded 125,000 non-qualified stock options to purchase shares of BIOLASE common stock.  This award was issued at $1.72 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) one-half of the total grant is subject to time vesting with 25% vesting as of October 3, 2017 and the remaining 75% vesting ratably monthly over a 36-month period commencing on October 3, 2017, and (ii) one-half of the total grant is subject to specific 2017 through 2019 performance criteria, with vesting upon completion of the applicable performance criteria. As of December 31, 2016, 125,000 non-qualified stock options to purchase shares of BIOLASE common stock remain outstanding.

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

2017 Restricted Stock Units Activity

Effective February 6, 2017, the Compensation Committee of the Board approved the grant of the following awards:

•

  80,000 restricted stock units (“RSUs”) were awarded to an employee of the Company as part of the employee’s 2017 compensation. These awards were valued at $1.55 per share, the closing market price of BIOLASE common stock on the grant date, and vest as follows: (i) 30,000 of the RSUs vested on March 14, 2017, (ii) 20,000 of the RSUs vested on September 14, 2017, and (iii) 30,000 of the RSUs vest on May 10, 2018.

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

On May 9, 2017 and in connection with the Company’s 2017 compensation plan, 500,000 RSUs were awarded to certain employees and consultants of the Company.  These awards were valued at $1.22 per share, the closing market price of BIOLASE common stock on the grant date. The RSUs vest as follows: (i) one-half of the total grant is subject to time vesting with 50% vesting on May 9, 2018 and the remaining 50% vesting on May 9, 2019, and (ii) one-half of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon satisfaction of the applicable performance criteria.

On May 10, 2017, non-employee directors of the Company were granted a total of 175,176 RSUs valued at $1.21 per share, the closing market price of BIOLASE common stock on the grant date.  These awards vest on May 10, 2018. On September 1, 2017, Paul N. Clark resigned from the Board, effective September 11, 2017, and as Chairman of the Board, effective September 1, 2017. On September 11, 2017, the Compensation Committee of the Board approved a modification to the vesting criteria applicable to Mr. Clark’s unvested RSUs. As a result of the modification, the Company recognized additional compensation expense of $12,000 for the year ended December 31, 2017. On October 27, 2017, Frederic H. Moll, M.D. resigned from the Board, effective November 11, 2017. On November 11, 2017, the Compensation Committee of the Board approved a modification to the vesting criteria applicable to Dr. Moll’s unvested RSUs. As a result of the modification, the Company recognized additional compensation expense of $10,000 for the year ended December 31, 2017.

2016 Restricted Stock Units Activity

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

The following table summarize RSU activity under the 2002 Plan (in thousands):

Shares
Unvested restricted stock units, January 1, 2015	37
Granted	—
Vested	(37)
Forfeited or cancelled	—
Unvested restricted stock units, December 31, 2015	—
Granted	907
Vested	(488)
Forfeited or cancelled	—
Unvested restricted stock units, December 31, 2016	419
Granted	2,351
Vested	(404)
Forfeited or cancelled	(577)
Unvested restricted stock units, December 31, 2017	1,789

Inducement Stock-Based Awards

2017 Inducement Activity

On March 13, 2017, and as amended on April 19, 2017, in connection with the hiring of a new Vice President of Sales, the Compensation Committee of the Board awarded non-qualified stock options to purchase 400,000 shares of BIOLASE common stock.  This award was issued at $1.17 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) two-fifths of the total grant is subject to time vesting with 25% vesting as of March 13, 2018 and the remaining 75% vesting ratably monthly over a 36-month period commencing on March 13, 2018, and (ii) three-fifths of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon satisfaction of the applicable performance criteria. This award was forfeited upon the departure of the Vice President of Sales in November 2017.

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

On October 2, 2017, in connection with the hiring of a new Senior Vice President and Chief Financial Officer, the Compensation Committee of the Board awarded non-qualified stock options to purchase 600,000 shares of BIOLASE common stock.  This award was issued at $0.59 per share, the closing market price of BIOLASE common stock on the grant date, and expires 10 years from the grant date.  Vesting periods for the options are as follows: (i) two-thirds of the total grant is subject to time vesting with 25% vesting as of October 2, 2018 and the remaining 75% vesting ratably monthly over a 36-month period commencing on October 2, 2018, and (ii) one-third of the total grant is subject to specific 2018 and 2019 performance criteria, with vesting upon satisfaction of the applicable performance criteria.

2015 Inducement Activity

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

NOTE 8 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 62%, 64%, and 61% of net revenue and international sales accounted for approximately 38%, 36%, and 39% of net revenue for the years ended December 31, 2017, 2016, and 2015, respectively.  No individual international country represented more than 10% of net revenue during the years ended December 31, 2017, 2016, and 2015.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$29,296	$33,385	$29,433
International	17,630	18,425	19,042
	$46,926	$51,810	$48,475

Long-lived assets by geographic location was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$3,347	$4,175	$3,401
International	327	302	326
	$3,674	$4,478	$3,727

NOTE 9 — CONCENTRATIONS

Revenue from the Company’s products for the years ended December 31, 2017, 2016 and 2015 are as follows:

		Years Ended December 31,
	2017		2016		2015
Laser systems	29,121	62.0%	35,150	67.9%	32,691	67.5%
Imaging systems	3,685	7.9%	3,066	5.9%	2,237	4.6%
Consumables and other	7,332	15.6%	6,906	13.3%	6,877	14.2%
Services	6,660	14.2%	6,539	12.6%	6,465	13.3%
License fees and royalties	128	0.3%	149	0.3%	205	0.4%
Total revenue	46,926	100.0%	51,810	100.0%	48,475	100.0%

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2017 and 2016.

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

NOTE 10 — SUBSEQUENT EVENTS (unaudited)

Lines of Credit

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries (such subsidiaries, together with BIOLASE, the “Borrower”) entered into a Business Financing Agreement (the “Business Financing Agreement”). Pursuant to the terms and conditions of the Business Financing Agreement, Western Alliance has agreed to provide the Borrower a secured revolving line of credit permitting the Borrower to borrow or receive letters of credit up to the lesser of $6.0 million (subject to a $6.0 million credit limit relating to domestic eligible accounts receivable (the “domestic credit limit”) and a $3.0 million credit limit relating to export-related eligible accounts receivable (the “EXIM credit limit”)) and the borrowing base, which is defined as the sum of the domestic borrowing base (up to 75.0% of the Borrower’s eligible domestic accounts receivable less such reserves as Western Alliance may deem proper and necessary) and the export-related borrowing base (up to 85.0% of the Borrower’s eligible export-related accounts receivable less such reserves as Western Alliance may deem proper and necessary). The Business Financing Agreement expires on March 6, 2020, and the Borrower’s obligations thereunder are secured by a security interest in all of the Borrower’s assets.

Amounts outstanding under the Business Financing Agreement bear interest at a per annum floating rate equal to the greater of 4.5% or the “Prime Rate” published in the Money Rates section of the Western Edition of The Wall Street Journal (or such other rate of interest publicly announced from time to time by Western Alliance as its “Prime Rate”), plus 1.5% with respect to advances made under the line of credit, plus an additional 5.0% during any period that an event of default has occurred and is continuing. The commitment fee under the Business Financing Agreement is 0.25% of the domestic credit limit and 1.75% of the EXIM credit limit and is payable on March 6, 2018 and each anniversary thereof.

Warrant Issuance

On March 6, 2018, in connection with the Business Financing Agreement, BIOLASE issued to Western Alliance a warrant (the “Western Alliance Warrant”) to purchase a number of shares of BIOLASE common stock equal to $120,000 divided by the exercise price of $0.47 (as adjusted), which was the closing price of BIOLASE common stock on the Nasdaq Capital Market on March 6, 2018. The Western Alliance Warrant is immediately exercisable and expires on March 6, 2028.

Equity Awards

Stock Options

Effective January 25, 2018, the Compensation Committee of the Board issued 1.8 million non-qualified stock options to purchase shares of BIOLASE common stock were awarded to certain employees of the Company.  These awards were valued at $0.42 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  Vesting periods for options is ratably over the 36-month period, commencing on February 25, 2018.

Restricted Stock Units

Effective January 26, 2018, the Board issued 200,000 RSUs to the Company’s President and Chief Executive Officer. This award was valued at $0.40 per share, the closing market price of BIOLASE common stock on the grant date, and will vest upon the achievement of specific annual Company performance criteria.

Further discussion of the stock-based compensation is discussed in Note 7 – Stockholders’ Equity.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2017, 2016, and 2015

(in thousands)

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
Year Ended December 31, 2017:
Allowance for doubtful accounts	$1,209	$(401)	$(6)	$802
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	54,310	(13,444)	—	40,866
Year Ended December 31, 2016:
Allowance for doubtful accounts	$1,765	$(438)	$(118)	$1,209
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	49,514	4,796	—	54,310
Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,711	$86	$(32)	$1,765
Allowance for sales returns	110	100	—	210
Allowance for tax valuation	42,069	7,445	—	49,514

S-1