Form 10-Q
period 2018-03-31
BIOLASE, INC
filed 2018-05-04
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, the registrant had 102,380,238 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,479	$11,645
Restricted cash equivalent	251	251
Accounts receivable, less allowance of $997 in 2018 and $802 in 2017	9,739	10,124
Inventory, net	13,401	12,298
Prepaid expenses and other current assets	1,714	1,732
Total current assets	33,584	36,050
Property, plant, and equipment, net	3,424	3,674
Goodwill	2,926	2,926
Other assets	450	334
Total assets	$40,384	$42,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,785	$5,109
Accrued liabilities	5,119	5,609
Customer deposits	41	27
Deferred revenue, current portion	2,187	2,625
Total current liabilities	13,132	13,370
Lines of credit	1,823	—
Deferred income taxes, net	106	104
Deferred revenue, long-term	8	11
Loan payable, long-term	111	—
Warranty accrual, long-term	124	70
Other liabilities, long-term	143	169
Total liabilities	15,447	13,724
Commitments, contingencies, and subsequent event (Notes 10 and 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized, 102,380,238 and 102,339,682 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	102	102
Additional paid-in-capital	225,524	224,910
Accumulated other comprehensive loss	(492)	(576)
Accumulated deficit	(200,197)	(195,176)
Total stockholders' equity	24,937	29,260
Total liabilities and stockholders' equity	$40,384	$42,984

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Products and services revenue	$10,017	$10,842
License fees and royalty revenue	3	32
Net revenue	10,020	10,874
Cost of revenue	6,987	6,921
Gross profit	3,033	3,953
Operating expenses:
Sales and marketing	3,891	4,184
General and administrative	3,037	2,416
Engineering and development	1,289	1,429
Total operating expenses	8,217	8,029
Loss from operations	(5,184)	(4,076)
Gain (loss) on foreign currency transactions	207	(1)
Interest expense (income), net	(12)	9
Non-operating income, net	195	8
Loss before income tax provision	(4,989)	(4,068)
Income tax provision	32	40
Net loss	(5,021)	(4,108)
Other comprehensive income item:
Foreign currency translation adjustment	84	30
Comprehensive loss	$(4,937)	$(4,078)

Net loss per share:
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)
Shares used in the calculation of net loss per share:
Basic	102,347	67,583
Diluted	102,347	67,583

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,021)	$(4,108)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	264	290
Provision for bad debts, net	200	10
Provision for inventory excess and obsolescence	—	225
Amortization of discounts on lines of credit	4	—
Amortization of debt issuance costs	7	—
Stock-based compensation	701	379
Deferred income taxes	2	15
Earned interest income, net	(1)	(9)
Changes in operating assets and liabilities:
Accounts receivable	186	564
Inventory	(1,103)	(1,395)
Prepaid expenses and other current assets	(34)	146
Customer deposits	14	(7)
Accounts payable and accrued liabilities	460	(885)
Deferred revenue	(441)	(347)
Net cash and cash equivalents used in operating activities	(4,762)	(5,122)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(102)	(208)
Net cash and cash equivalents used in investing activities	(102)	(208)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(46)	(43)
Borrowings under lines of credit	1,823	—
Payments of debt issue costs	(74)	—
Payments of equity offering costs	(81)	—
Proceeds from exercise of stock options	2	—
Net cash and cash equivalents provided by (used in) financing activities	1,624	(43)
Effect of exchange rate changes	74	25
Decrease in cash, cash equivalents and restricted cash	(3,166)	(5,348)
Cash, cash equivalents and restricted cash, beginning of period	11,896	9,175
Cash, cash equivalents and restricted cash, end of period	$8,730	$3,827
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$—	$1
Income taxes paid	$24	$7
Supplemental cash flow disclosure - Non-cash:
Accrued capital expenditures and tenant improvement allowance	$4	$174

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2017 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain amounts have been reclassified to conform to current period presentations.

The consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “2017 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations, incurred a net loss, and used cash in operating activities for the three months ended March 31, 2018. The Company also suffered recurring losses from operations during the three years ended December 31, 2017. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries entered into a Business Financing Agreement (the “Business Financing Agreement”) with Western Alliance Bank (“Western Alliance”), which provides for borrowings of up to $6.0 million. The Company had approximately $1.8 million of borrowings outstanding under these lines of credit as of March 31, 2018. See Note 9 – Lines of Credit for additional information.

As of March 31, 2018, the Company had working capital of approximately $20.5 million. The Company’s principal sources of liquidity as of March 31, 2018 consisted of approximately $8.7 million in cash and cash equivalents, and restricted cash and $9.7 million of accounts receivable.

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

Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into an additional line of credit facility. As discussed in Note 9, on March 6, 2018, BIOLASE entered into the Business Financing Agreement, providing for a secured line of credit. The Company cannot provide assurance that it will be able to successfully consummate any equity or debt financings, or enter into any other line of credit facility in the future. The Company also cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to the Company’s stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2017 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2018 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2017 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of these items.

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

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). The updated standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted.  The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of ASU 2016-15 did not have an impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). The updated standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company adopted ASU 2016-18 as of January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) (“ASU 2017-09”). The updated standard clarifies when an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted.  The Company adopted ASU 2017-09 as of January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements.

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

In July 2017, FASB issued ASU 2017-11 (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The new standard simplifies the accounting for certain financial instruments with down round features. Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40, Contracts in Entity’s Own Equity.  As a result, a down round feature, by itself, no longer requires an instrument to be remeasured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.  Part II of ASU 2017-11 recharacterizes the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, (currently presented as pending content in the Codification) as a scope exception.  No change in practice is expected as a result of these amendments.  The new standard is effective for fiscal years beginning after December 15, 2018, Early adoption is permitted. The amendments in Part II have no accounting impact and therefore do not have an associated effective date. The Company is currently evaluating the impact of its pending adoption of ASU 2017-11 on its consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts include delivery of laser systems, imaging systems, and consumables as well as certain ancillary services such as training and extended warranties. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or services. Payment terms are stated in the contract and vary according to the arrangement. Because the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the Company’s contracts do not contain variable consideration.  The Company establishes a provision for estimated warranty reserves. For further information on warranty, see Note 8 – Accrued Liabilities.

Performance Obligations

At contract inception, the Company assesses the products and services promised in its contracts with customers. The Company then identifies performance obligations to transfer distinct products or services to the customers. In order to identify performance obligations, the Company considers all of the products or services promised in contracts regardless of whether they are explicitly stated or are implied by customary business practices.

Revenue from products and services transferred to customers at a single point in time accounted for 83% of net revenue for the three-month period ended March 31, 2018. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 17% of net revenue for the three-month period ended March 31, 2018. The majority of the Company’s revenue that is recognized over time relates to training and extended warranties.

Transaction Price Allocation

The transaction price for a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in a contract. The primary method used to estimate standalone selling price is the observable price when the good or service is sold separately in similar circumstances and to similar customers.

Significant Judgments

Revenue is recorded for extended warranty over time as the customer benefits from the warranty coverage. This revenue will be recognized equally throughout the contract period as the customer receives benefits from the Company's promise to provide such services.  Revenue is recorded for training as the customer attends a training program or upon the expiration of the obligation.

The Company also has contracts that include both the product sales and training as performance obligations. In those cases, the Company records revenue for product at the point in time when the product has been shipped.  The customer obtains control of the product when it is shipped, as all shipments are made FOB shipping point, and after the customer selects its shipping method and pays all shipping costs and insurance.  The Company has concluded that control is transferred to the customer upon shipment.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and the Company’s historical experience with accounts receivable write-offs.

Contract Liabilities

The Company performs its obligations under a contract with a customer by transferring products and/or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. The Company, however, recognizes a contract liability when a customer prepays for goods and/or services and the Company has not transferred control of the goods and/or services. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Undelivered elements (training and product and support services; installation for 2017)	$583	$980
Extended warranty contracts	1,592	1,634
Deferred royalties	20	22
Total deferred revenue	2,195	2,636
Less long-term amounts:
Deferred royalties	8	11
Total deferred revenue - long-term	8	11
Total deferred revenue - current	$2,187	$2,625

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the periods ended March 31, 2018 and December 31, 2017.

The amount of revenue recognized during the period that was included in the opening contract liability balance related to undelivered elements was $502,000, related to extended warranty contracts was $648,000 and deferred royalties was $3,000.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$5,693	$6,843
International	4,327	4,031
	$10,020	$10,874

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

Three months ended
March 31, 2018
Revenue recognized over time	$ 1,697
Revenue recognized at a point in time	8,323
Total	$ 10,020

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2018	2017
End-customer	$6,107	$7,145
Distributors	3,913	3,729
	$10,020	$10,874

The Company acts as the principal in all its imaging equipment distribution sales. The Company takes possession and control of the equipment before they are sold and transferred to the customer. The Company provides the equipment and any related services directly to the customer. The Company has inventory risk before the equipment is transferred to a customer. The Company purchases and obtains the goods before obtaining a contract with a customer. The Company also has discretion in establishing the price sold to the customer for the equipment.

The percentages of the Company’s sales by product line were as follows for the periods indicated:

	Three months ended
	March 31,
	2018	2017
Waterlase (laser systems)	35.0%	39.9%
Diodes (laser systems)	22.0%	22.0%
Imaging systems	5.8%	5.7%
Consumables and other	20.3%	15.6%
Services	16.9%	16.5%
License fees and royalties	—%	0.3%
	100.0%	100.0%

Shipping and Freight Costs

Shipping and freight costs are treated as fulfillment costs.  For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Practical Expedients

For the period ended March 31, 2018, the Company elected the following practical expedients:

In accordance with Subtopic 340-40 "Other Assets and Deferred Costs - Contracts with Customers,” the Company elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.

The Company has made an accounting policy election to exclude all taxes by governmental authorities from the measurement of the transaction price.

NOTE 4—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company currently has one stock-based compensation plan, the 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016) (the “2002 Plan”), which will expire on May 5, 2019. Persons eligible to receive awards under the 2002 Plan include officers, employees, and directors of the Company, as well as consultants. As of March 31, 2018, a total of 15.6 million shares of BIOLASE common stock have been authorized for issuance under the 2002 Plan, of which 4.0 million shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock, 10.8 million shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 0.8 million shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.7 million and $0.4 million, for the three months ended March 31, 2018 and 2017, respectively, based on the grant-date fair value.  Stock-based compensation expense for the three months ended March 31, 2018 and 2017 includes the reversal of $0.0 million and $0.4 million, respectively, resulting from the reassessment of certain performance based equity awards. The net impact of stock-based compensation expense to earnings was $(0.01), and $(0.01) per basic and diluted share for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company had approximately $3.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that cost to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$57	$40
Sales and marketing	80	73
General and administrative	467	193
Engineering and development	97	73
	$701	$379

The stock option fair values, under the 2002 Plan, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected term	5.9 years	5.8 years
Volatility	81.4%	79.4%
Annual dividend per share	$—	$—
Risk-free interest rate	2.46%	1.98%

A summary of option activity under the 2002 Plan for the three months ended March 31, 2018 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2017	6,737	$1.80	7.21	$—
Granted at fair market value	2,519	0.42
Exercised	(6)	0.42
Forfeited, cancelled, or expired	(471)	3.58
Options outstanding at March 31, 2018	8,779	$1.40	7.43	$—
Options exercisable at March 31, 2018	4,264	$1.88	5.62	$—
Vested options expired during the quarter ended March 31, 2018	920	$2.79

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity under the 2002 Plan for the three months ended March 31, 2018 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2017	3,283	$0.95
Granted	2,519	$0.29
Vested	(630)	$0.83
Forfeited or cancelled	(38)	$1.19
Unvested options at March 31, 2018	5,134	$0.69

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options under the 2002 Plan are as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Proceeds from stock options exercised	$2	$—
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—
Weighted-average fair value of options granted during period	$0.29	$1.05
Total fair value of shares vested during the period	$520	$334

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

Effective January 25, 2018, the Compensation Committee of the BIOLASE board of directors (the “Board”) awarded 1.8 million non-qualified stock options to purchase shares of BIOLASE common stock to certain employees of the Company.  These awards were valued at $0.42 per share, the closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date.  The options vest ratably over the 36-month period, commencing on February 25, 2018.

Restricted Stock Units

Effective January 26, 2018, the Board issued 200,000 RSUs to the Company’s President and Chief Executive Officer. This award was valued at $0.40 per share, the closing market price of BIOLASE common stock on the grant date, and will vest upon the achievement of specific annual Company performance criteria.

A summary of unvested RSU activity under the 2002 Plan for the three months ended March 31, 2018 is as follows (in thousands, except per share amounts):

Shares
Unvested restricted stock units at December 31, 2017	1,789
Granted	223
Vested	(35)
Forfeited or cancelled	—
Unvested restricted stock units at March 31, 2018	1,977

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.  A summary of warrant activity for the three months ended March 31, 2018 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2017	6,126	$1.93
Granted or Issued	258	$0.47
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at March 31, 2018	6,384	$1.87
Warrants exercisable at March 31, 2018	6,249	$1.82
Vested warrants expired during the quarter ended March 31, 2018	—	$—

On March 6, 2018, in connection with the execution of the Business Financing Agreement, the Company issued to Western Alliance warrants (the “Western Alliance Warrants”) to purchase up that number of shares of BIOLASE common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised.  The Western Alliance Warrants are fully vested and exercisable.  The Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $0.47 per share, which was the closing market price of BIOLASE common stock on March 6, 2018.  See Note 9 – Lines of Credit for further discussion.

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

Outstanding stock options, RSUs and warrants to purchase approximately 18.8 million shares were not included in the calculation of diluted loss per share for the three months ended March 31, 2018, as their effect would have been anti-dilutive.  For the same 2017 period, anti-dilutive outstanding stock options and warrants to purchase 22.9 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$3,709	$3,953
Work-in-process	1,604	1,162
Finished goods	8,088	7,183
Inventory, net	$13,401	$12,298

Inventory is net of a provision for excess and obsolete inventory totaling $1.7 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Building	$229	$220
Leasehold improvements	2,006	2,005
Equipment and computers	6,887	6,883
Furniture and fixtures	634	634
Construction in progress	1,186	1,182
	10,942	10,924
Accumulated depreciation and amortization	(7,695)	(7,426)
	3,247	3,498
Land	177	176
Property, plant, and equipment, net	$3,424	$3,674

Depreciation and amortization expense related to property, plant, and equipment totaled $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

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

As of March 31, 2018 and December 31, 2017, the Company had goodwill (indefinite life) of $2.9 million. As of March 31, 2018 and December 31, 2017, all intangible assets have been fully amortized. There was no amortization expense for the three months ended March 31, 2018 or 2017.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Payroll and benefits	$2,244	$2,115
Warranty accrual, current portion	1,090	1,120
Taxes	441	544
Accrued professional services	695	584
Accrued insurance premium	197	870
Other	452	376
Total accrued liabilities	$5,119	$5,609

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three months ended March 31, 2018 and 2017 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Initial warranty accrual, beginning balance	$1,190	$1,706
Provision for estimated warranty cost	246	(23)
Warranty expenditures	(222)	(223)
	1,214	1,460
Less warranty accrual, long-term	124	487
Total warranty accrual, current portion	$1,090	$973

The Company’s Waterlase laser systems sold worldwide are covered by a warranty against defects in material and workmanship for a period of up to 16 months from the date of sale by the Company or a distributor to the end-user. The Company’s Diode systems sold worldwide are covered by a warranty against defects in material and workmanship for a period of up to 28 months from the date of sale by the Company or a distributor to the end-user.

NOTE 9—LINES OF CREDIT

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries (such subsidiaries, together with BIOLASE, the “Borrower”) entered into the Business Financing Agreement. Pursuant to the terms and conditions of the Business Financing Agreement, Western Alliance has agreed to provide the Borrower a secured revolving line of credit permitting the Borrower to borrow or receive letters of credit up to the lesser of $6.0 million (the “Domestic Revolver”) (subject to a $6.0 million credit limit relating to domestic eligible accounts receivable (the “domestic credit limit”) and a $3.0 million credit limit relating to export-related (the “EXIM Revolver”) eligible accounts receivable (the “EXIM credit limit”)) and the borrowing base, which is defined as the sum of the domestic borrowing base (up to 75% of the Borrower’s eligible domestic accounts receivable less such reserves as Western Alliance may deem proper and necessary) and the export-related borrowing base (up to 85% of the Borrower’s eligible export-related accounts receivable less such reserves as Western Alliance may deem proper and necessary). The Business Financing Agreement expires on March 6, 2020, and the Borrower’s obligations thereunder are secured by a security interest in all of the Borrower’s assets.

As of March 31, 2018, the Company had outstanding borrowings totaling approximately $1.8 million, including $0.6 million subject to the domestic credit limit and $1.2 million subject to the EXIM credit limit. There were no restricted cash balances as of March 31, 2018. The Company’s obligations are generally secured by substantially all of the Company’s assets. The total amount available under the Business Financing Agreement as of March 31, 2018 was $2.8 million.

The Business Financing Agreement requires the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Western Alliance may declare the amounts outstanding under the Business Financing Agreement immediately due and payable. As of March 31, 2018, the Company was in compliance with these covenants.

Amounts outstanding under the Business Financing Agreement bear interest at a per annum floating rate equal to the greater of 4.5% or the “Prime Rate” published in the Money Rates section of the Western Edition of The Wall Street Journal (or such other rate of interest publicly announced from time to time by Western Alliance as its “Prime Rate”), plus 1.5% with respect to advances made under the line of credit, plus an additional 5.0% during any period that an event of default has occurred and is continuing. The commitment fee under the Business Financing Agreement is 0.25% of the domestic credit limit and 1.75% of the EXIM credit limit and is payable on March 6, 2018 and each anniversary thereof. As of March 31, 2018, the interest rate on both the Domestic Revolver and EXIM Revolver was 6.25%.

Pursuant to the Business Financing Agreement, the Company paid the first of two annual commitment fees totaling $67,500, being 0.25% of the aggregate $6.0 million commitment for the Domestic Revolver and 1.75% of the aggregate $3.0 million commitment for the EXIM Revolver. The commitment fees and the legal costs associated with acquiring the credit facilities were capitalized and are being amortized on a straight-line basis as interest expense over the term of the Business Financing Agreement.

As additional consideration for the lines of credit, the Company also issued the Western Alliance Warrants. For additional information on the Western Alliance Warrants, see Note 4 – Stockholders’ Equity. The fair value of the Western Alliance Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 10 years; volatility of 91.49%; annual dividend per share of $0.00; and risk-free interest rate of 2.88%; and resulted in an estimated fair value of $0.1 million, which was recorded as a liability and resulted in a discount to the credit facilities at issuance. The discount is being amortized on a straight-line basis to interest expense over the term of the Business Financing Agreement.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California. In March 2015, the corporate headquarters and manufacturing facility lease was amended to extend the term through April 30, 2020, modify provisions for a tenant improvement allowance of up to $0.4 million, and adjust the basic rent terms. Future minimum rental commitments under operating lease agreements with non-cancelable terms greater than one year for the years ending December 31 are listed below.  The Company also leases certain office equipment and automobiles under various operating lease arrangements.

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

2018	$731
2019	827
2020	283
2021	12
Thereafter	—
Total future minimum lease obligations	$1,853

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.7 million, in the aggregate, at March 31, 2018. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of March 31, 2018, approximately $0.1 million was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders.  As of March 31, 2018, the Company had $13.2 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule or adjust requirements prior to supplier fulfillment.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against BIOLASE in the District of Utah alleging that BIOLASE’s ezlase dental laser infringes on U.S. Patent No. 7,485,116 (the “116 Patent”). On September 9, 2012, CAO amended its complaint, adding claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that BIOLASE issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The amended complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. Until January 24, 2018, this lawsuit was stayed in connection with United States Patent and Trademark Office proceedings relating to the 116 Patent, which proceedings ultimately culminated in a January 27, 2017 decision by the United States Court of Appeals for the Federal Circuit, affirming the findings of the Patent Trial and Appeal Board, which were generally favorable to the Company.  On January 25, 2018, CAO moved for leave to file a second amended complaint to add certain claims, which filing the Company did not oppose. The Utah matter has since been transferred to the Central District of California and the two matters have been consolidated with the matter described below.

On January 23, 2018, CAO filed a lawsuit against BIOLASE in the Central District of California alleging that BIOLASE’s diode lasers infringe on U.S. Patent Nos. 8,337,097, 8,834,497, 8,961,040 and 8,967,883. The complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest.

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.  For the three months ended March 31, 2018 and 2017, sales to customers in the United States accounted for approximately 57% and 63% of net revenue, respectively, and international sales accounted for approximately 43% and 37% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2018 or 2017.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$5,693	$6,843
International	4,327	4,031
	$10,020	$10,874

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2018	2017
United States	$3,088	$3,347
International	336	327
	$3,424	$3,674

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018		2017
Laser systems	$5,703	57.0%	$6,729	61.9%
Imaging systems	583	5.8%	626	5.7%
Consumables and other	2,034	20.3%	1,692	15.6%
Services	1,697	16.9%	1,795	16.5%
License fees and royalties	3	0.0%	32	0.3%
Total revenue	$10,020	100.0%	$10,874	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2018 or 2017.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2018 or December 31, 2017.

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

NOTE 13—INCOME TAXES

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2018 and 2017. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2018 and 2017, the Company recorded an income tax provision of $32,000 and $40,000, respectively, resulting in an effective tax rate of 0.6% and 1.0%, respectively. The income tax provisions for the three months ended March 31, 2018 and 2017 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 34% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”), which enacts a broad range of changes to the Internal Revenue Code of 1986, as amended. Many of the provisions of the 2017 Tax Act take effect for tax years beginning after December 31, 2017, including changes to the U.S. federal corporate tax rate to a flat 21%, significant additional limitations on the deductibility of interest and net operating losses, the allowance for the expensing of certain capital expenditures, and a number of changes impacting operations outside of the United States.  The Company’s deferred tax assets and liabilities have been revalued at newly enacted rate in the year of enactment, the impact of which was mostly absorbed by the existing valuation allowance.

NOTE 14—SUBSEQUENT EVENT

Effective April 10, 2018, Harold C. Flynn, Jr. resigned from the Board and the Company’s President and Chief Executive Officer. The Company and Mr. Flynn entered into a Separation Agreement, dated as of April 30, 2018 (the “Separation Agreement”), which provides for Mr. Flynn’s general release of all claims against the Company and contains various restrictive covenants, including a 10-year non-disparagement provision and a two-year non-solicitation period. In consideration for Mr. Flynn’s entry into the Separation Agreement and Mr. Flynn’s continued compliance with the terms of the Separation Agreement, Mr. Flynn is entitled to receive the following: (i) severance in an amount of $365,000, payable in equal installments on regular payroll dates beginning on the first regular payroll cycle following June 30, 2018 and ending on December 28, 2018, (ii) Company-paid COBRA premiums for Mr. Flynn (and his eligible dependents) until April 9, 2019, subject to Mr. Flynn’s timely election of COBRA continuation coverage, (iii) continued vesting of all of Mr. Flynn’s time-based stock options through April 9, 2020 and an extension of the time to exercise such options through December 31, 2021 and (iv) continued vesting of the time-based restricted stock unit award granted to Mr. Flynn on February 6, 2017 through February 6, 2019 (in the case of (iii) and (iv) subject to immediate vesting upon a change of control). Any unvested stock options following April 9, 2020 will be cancelled and will not vest, and any restricted stock units that are unvested following February 6, 2019 will be canceled and will not vest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “2017 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include any statements, predictions, or expectations regarding our plans to expand our product line and clinical applications, statements regarding the effects of seasonality on revenue, operating expenses, anticipated cash needs, needs for additional financing, plans to explore potential collaborations, market opportunities, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2017 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 245 issued and 75 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through March 31, 2018 we sold over 36,800 laser systems in over 90 countries around the world. Contained in this total are approximately 12,500 Waterlase systems, including approximately 8,500 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

New Leadership Additions

Effective April 4, 2018, we appointed Garrett Sato to the BIOLASE board of directors (the “Board”), who has more than 30 years of experience as a successful consultant and senior executive with companies in the dental industry and has served as a senior advisor and executive partner with private equity and investment banking firms.

Also consistent with our goal to focus our energies on worldwide competitiveness, strengthening our leadership, and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team.

Effective April 10, 2018 and with the resignation of Harold C. Flynn, Jr. as President and Chief Executive Officer and as director, we appointed John R. Beaver as our Interim Chief Executive Officer to focus on business performance improvement and continuing operational efficiencies. Mr. Beaver also serves as our Senior Vice President and Chief Financial Officer.

Southern California Model Market

During the first quarter of 2018, we bolstered efforts in Southern California to significantly enhance the region’s oral health and dental care by increasing awareness and education in laser dentistry. We added local specialists to our staff to offer dentists more support in maximizing the use of their lasers. In addition, we began to offer more educational courses, informational events and community activities to help ensure that dentists and their patients are provided with the latest information in laser dentistry. In April 2018, we formed a Southern California Dental Advisory Board, which is comprised of local dentistry veterans whose collective expertise serves as excellent resources to help propel the local market forward.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2017 Form 10-K. There have been no significant changes during the three months ended March 31, 2018 in our critical accounting policies from those disclosed in Item 7 of the 2017 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended
	March 31,
	2018	2017
Products and services revenue	100.0%	99.7%
License fees and royalty revenue	—%	0.3%
Net revenue	100.0%	100.0%
Cost of revenue	69.7%	63.6%
Gross profit	30.3%	36.4%
Operating expenses:
Sales and marketing	38.8%	38.5%
General and administrative	30.3%	22.2%
Engineering and development	12.9%	13.1%
Total operating expenses	82.0%	73.8%
Loss from operations	(51.7%)	(37.4%)
Non-operating loss, net	1.9%	0.1%
Loss before income tax provision	(49.8%)	(37.3%)
Income tax provision	0.3%	0.4%
Net loss	(50.1%)	(37.7%)

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

Non-GAAP Net Loss

Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization and stock-based compensation) in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders (in thousands).

	Three Months Ended
	March 31,
	2018	2017
GAAP net loss	$(5,021)	$(4,108)
Adjustments:
Interest expense (income), net	12	(9)
Income tax provision	32	40
Depreciation and amortization	264	290
Stock-based compensation	701	379
Non-GAAP net loss	$(4,012)	$(3,408)

Comparison of Results of Operations

Three months ended March 31, 2018 and 2017

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2018 (the “First Quarter 2018”) and the three months ended March 31, 2017 (the “First Quarter 2017”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2018		2017		Change	Change
Laser systems	$5,703	57.0%	$6,729	61.9%	$(1,026)	(15.2%)
Imaging systems	583	5.8%	626	5.7%	(43)	(6.9%)
Consumables and other	2,034	20.3%	1,692	15.6%	342	20.2%
Services	1,697	16.9%	1,795	16.5%	(98)	(5.5%)
Total products and services	10,017	100.0%	10,842	99.7%	(825)	(7.6%)
License fees and royalty	3	—%	32	0.3%	(29)	(90.6%)
Net revenue	$10,020	100.0%	$10,874	100.0%	$(854)	(7.9%)

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

Total revenue by geographic location based on the location of customers for the First Quarter 2018 and First Quarter 2017, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2018		2017		Change	Change
United States	$5,693	56.8%	$6,843	62.9%	$(1,150)	(16.8%)
International	4,327	43.2%	4,031	37.1%	296	7.3%
Net revenue	$10,020	100.0%	$10,874	100.0%	$(854)	(7.9%)

The $0.9 million, or 8%, overall decrease in quarter-over-quarter net revenue resulted primarily from worldwide laser systems sales, which decreased by $1.0 million, or 15%, in the First Quarter 2018 compared to the First Quarter 2017.  Sales of our core laser products decreased by 36% domestically, while sales of our core laser products increased by 7% internationally. Imaging systems revenue decreased marginally by 7%, in the First Quarter 2018 compared to the First Quarter 2017, driven by a decline in international imaging sales. Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, decreased by $0.1 million, or 6%, in the First Quarter 2018 compared to the First Quarter 2017, driven by a 6% decrease in domestic services revenue.

Partially offsetting decreases in laser systems revenue, imaging systems revenue and services revenue was an increase to consumables and other revenue. Consumables and other revenue, which consists of consumable products such as disposable tips, increased by $0.3 million or 20%, in the First Quarter 2018 compared to the First Quarter 2017.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the First Quarter 2018 and the First Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2018		2017		Change	Change
Net revenue	$10,020	100.0%	$10,874	100.0%	$(854)	(7.9%)
Cost of revenue	6,987	69.7%	6,921	63.6%	66	1.0%
Gross profit	$3,033	30.3%	$3,953	36.4%	$(920)	(23.3%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 23% decline in gross profit as a percentage of revenue for the First Quarter 2018, as compared to the First Quarter 2017, reflected lower revenue resulting in unabsorbed fixed costs.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the First Quarter 2018 and First Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2018		2017		Change	Change
Sales and marketing	$3,891	38.8%	$4,184	38.5%	$(293)	(7.0%)
General and administrative	3,037	30.3%	2,416	22.2%	621	25.7%
Engineering and development	1,289	12.9%	1,429	13.1%	(140)	(9.8%)
Total operating expenses	$8,217	82.0%	$8,029	73.8%	$188	2.3%

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the First Quarter 2018 compared to the First Quarter 2017 decreased by $0.3 million, or 7%, primarily due to decreased convention related expenses of $0.3 million.  In the First Quarter 2017, we participated in the International Dental Show in Cologne, Germany, which led to higher convention-related expenses and travel expenditures. As we continue efforts to transform and drive to revenue growth, we expect sales and marketing expenses to increase as a percentage of revenue as a result of our Southern California Model Market initiatives for the remainder of 2018.

General and Administrative Expense. General and administrative expenses in the First Quarter 2018 compared to the First Quarter 2017 increased by $0.6 million, or 26%, primarily due to increased payroll and consulting-related expenses of $0.3 million, increased provision for doubtful accounts of $0.2 million and increased supplies expense of $0.1 million. The increase in payroll and consulting-related expenses was primarily due to an increase in stock-based compensation expense of $0.3 million due to grants to current and new employees. In addition, during the First Quarter 2017, we had a reversal of stock-based compensation expense of $0.4 million related to the reassessment of certain performance based equity awards. We performed an analysis on our receivables and increased our provision for doubtful accounts by $0.2 million during the First Quarter 2018. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2018.

Engineering and Development Expense. Engineering and development expenses in the First Quarter 2018 compared to the First Quarter 2017 decreased by $0.1 million, or 10%, primarily due to a $0.1 million decrease in operating supplies. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2018.

Gain (Loss) on Foreign Currency Transactions. We realized a $0.2 million gain on foreign currency transactions during the First Quarter 2018, compared to a $1,000 loss on foreign currency transactions during the First Quarter 2017, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Expense (Income), Net.  Interest expense during the First Quarter 2018 represented interest recognized from the amortization of the warrants issued to Western Alliance Bank (“Western Alliance”) in March 2018. See Note 9 – Lines of Credit for additional information. Interest income during the First Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”). We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $32,000 for the First Quarter 2018, compared to a provision of $40,000 for the First Quarter 2017. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. Our net loss totaled approximately $5.0 million for the First Quarter 2018 compared to a net loss of $4.1 million for the First Quarter 2017. The $0.9 million, or 22%, increase in net loss was primarily due to a $0.9 million, or 23%, reduction in gross profit.

Liquidity and Capital Resources

At March 31, 2018, the Company had approximately $8.7 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $3.2 million at March 31, 2018 as compared to December 31, 2017, was primarily due to cash used in operating and investing activities of $4.8 million and $0.1 million, respectively, partially offset by cash provided by financing activities of $1.6 million.  The $4.8 million of net cash used in operating activities was primarily driven by the Company’s net loss of $5.0 million for the First Quarter 2018.

The following table summarizes our change in cash, cash equivalents and restricted (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash flows used in operating activities	$(4,762)	$(5,122)
Net cash flows used in investing activities	(102)	(208)
Net cash flows provided by (used in) financing activities	1,624	(43)
Effect of exchange rate changes	74	25
Net change in cash, cash equivalents and restricted cash	$(3,166)	$(5,348)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the First Quarter 2018 totaled $4.8 million and was primarily comprised of our net loss of $5.0 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.3 million, provision for bad debts of $0.2 million and stock-based compensation expenses of $0.7 million. The $0.9 million net decrease in our operating assets and liabilities was primarily due to an increase in inventory of $1.1 million, resulting from lower than projected sales and a decrease in deferred revenue of $0.4 million, resulting from the impact of implementing the new revenue recognition standard which provided for less deferred installation and deferred diode online training revenue, partially offset by a decrease in accounts payable and accrued liabilities of $0.5 million related to the timing of our payments, and a decrease in accounts receivable of $0.2 million related to the timing of our collections.

Investing Activities

Cash used in investing activities for First Quarter 2018 consisted of $0.1 million of capital expenditures. The period-over-period decrease was primarily due to the timing of our capital expenditures.

Financing Activities

Net cash provided by financing activities for First Quarter 2018 of $1.6 million resulted from proceeds received from borrowings under lines of credit of $1.8 million, partially offset by payments of equity offering costs from 2017 of $0.1 million and payments of debt issuance costs of $0.1 million.

Effect of Exchange Rate

The $0.1 million effect of exchange rate on cash for First Quarter 2018 was due to a recognized gain on foreign currency transactions, primarily the Euro currency conversion rates during 2018.

Future Liquidity Needs

As of March 31, 2018, the Company had working capital of approximately $20.5 million. Our principal sources of liquidity as of March 31, 2018 consisted of approximately $8.7 million in cash, cash equivalents and restricted cash and $9.7 million of net accounts receivable.

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries entered into a Business Financing Agreement with Western Alliance, which provides for borrowings of up to $6.0 million. The Company had approximately $1.8 million of borrowings outstanding under these lines of credit as of March 31, 2018. See Note 9 – Lines of Credit for additional information.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our fields sales force and distribution relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses. Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into another line of credit facility. As discussed above, on March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries entered into a Business Financing Agreement with Western Alliance, which provides for borrowings of up to $6.0 million. We cannot provide assurance that we will be able to successfully consummate any equity or debt financings or enter into any other line of credit facility in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

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

The disclosure contained in the first and second paragraphs of Part I, Item 1, Note 10 – Commitments and Contingencies—Litigation—Intellectual Property Litigation is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2017 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.6	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.7	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.8	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant issued on March 6, 2018		10-K	12/31/2017	4.4	03/14/2018

10.1	Business Financing Agreement, dated as of March 6, 2018, by and among the Registrant, Western Alliance Bank, BL Acquisition Corp. and BL Acquisition II Inc.		10-K	12/31/2017	10.26	03/14/2018

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 6, 2018, by and between the Registrant in favor of the Export Import Bank of the United States and Western Alliance Bank		10-K	12/31/2017	10.27	03/14/2018

10.3	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 6, 2018, by and between BL Acquisition Corp. in favor of the Export Import Bank of the United States and Western Alliance Bank		10-K	12/31/2017	10.28	03/14/2018

10.4	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 6, 2018, by and between BL Acquisition II Inc. in favor of the Export Import Bank of the United States and Western Alliance Bank		10-K	12/31/2017	10.29	03/14/2018

10.5	Separation Agreement with General Release of All Claims, dated as of April 30, 2018, by and between Harold C. Flynn, Jr. and the Registrant		8-K/A	04/30/2018	10.1	05/03/2018

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

		X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

May 4, 2018	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Interim Chief Executive Officer, Senior Vice
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)