Form 10-Q
period 2018-06-30
BIOLASE, INC
filed 2018-08-13
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 6, 2018, the registrant had 20,596,901 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,895	$11,645
Restricted cash equivalent	251	251
Accounts receivable, less allowance of $1,004 in 2018 and $802 in 2017	10,399	10,124
Inventory, net	14,008	12,298
Prepaid expenses and other current assets	1,602	1,732
Total current assets	29,155	36,050
Property, plant, and equipment, net	3,164	3,674
Goodwill	2,926	2,926
Other assets	404	334
Total assets	$35,649	$42,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,932	$5,109
Accrued liabilities	5,575	5,609
Customer deposits	15	27
Deferred revenue, current portion	2,212	2,625
Total current liabilities	14,734	13,370
Deferred income taxes, net	106	104
Deferred revenue, long-term	6	11
Loan payable, long-term	80	—
Warranty accrual, long-term	221	70
Other liabilities, long-term	112	169
Total liabilities	15,259	13,724
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.001 per share; 40,000,000 shares authorized, 20,596,901 and 20,467,936 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	20	20
Additional paid-in-capital	226,089	224,992
Accumulated other comprehensive loss	(610)	(576)
Accumulated deficit	(205,109)	(195,176)
Total stockholders' equity	20,390	29,260
Total liabilities and stockholders' equity	$35,649	$42,984

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Products and services revenue	$12,151	$12,580	$22,168	$23,422
License fees and royalty revenue	3	32	6	64
Net revenue	12,154	12,612	22,174	23,486
Cost of revenue	7,846	7,908	14,833	14,829
Gross profit	4,308	4,704	7,341	8,657
Operating expenses:
Sales and marketing	4,657	4,534	8,548	8,718
General and administrative	2,969	2,840	6,006	5,256
Engineering and development	1,361	1,810	2,650	3,239
Total operating expenses	8,987	9,184	17,204	17,213
Loss from operations	(4,679)	(4,480)	(9,863)	(8,556)
Gain (loss) on foreign currency transactions	(187)	217	20	216
Interest expense (income), net	(35)	10	(47)	19
Non-operating income (loss), net	(222)	227	(27)	235
Loss before income tax provision	(4,901)	(4,253)	(9,890)	(8,321)
Income tax provision	10	36	42	76
Net loss	(4,911)	(4,289)	(9,932)	(8,397)
Other comprehensive income item:
Foreign currency translation adjustment	(118)	157	(34)	187
Comprehensive loss	$(5,029)	$(4,132)	$(9,966)	$(8,210)

Net loss	$(4,911)	$(4,289)	$(9,932)	$(8,397)
Deemed dividend on convertible preferred stock	—	(3,978)	—	(3,978)
Net loss attributable to common stockholders	$(4,911)	$(8,267)	$(9,932)	$(12,375)

Net loss per share:
Basic	$(0.24)	$(0.61)	$(0.48)	$(0.91)
Diluted	$(0.24)	$(0.61)	$(0.48)	$(0.91)
Shares used in the calculation of net loss per share:
Basic	20,538	13,561	20,504	13,539
Diluted	20,538	13,561	20,504	13,539

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(9,932)	$(8,397)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	509	577
Provision for bad debts, net	230	55
Provision for inventory excess and obsolescence	59	225
Amortization of discounts on lines of credit	17	—
Amortization of debt issuance costs	25	—
Stock-based compensation	1,258	1,140
Deferred income taxes	2	30
Earned interest income, net	(1)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(504)	(55)
Inventory	(1,769)	(1,894)
Prepaid expenses and other current assets	105	433
Customer deposits	(12)	24
Accounts payable and accrued liabilities	2,086	(2,673)
Deferred revenue	(418)	(353)
Net cash and cash equivalents used in operating activities	(8,345)	(10,907)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(110)	(637)
Net cash and cash equivalents used in investing activities	(110)	(637)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(46)	(86)
Borrowings under lines of credit	1,823	—
Payments under lines of credit	(1,823)	—
Payments of debt issuance costs	(87)	—
Proceeds from equity offering, net of expenses	—	10,457
Payments of equity offering costs	(138)	—
Proceeds from exercise of stock options	2	3
Net cash and cash equivalents (used in) provided by financing activities	(269)	10,374
Effect of exchange rate changes	(26)	162
Decrease in cash, cash equivalents and restricted cash	(8,750)	(1,008)
Cash, cash equivalents and restricted cash, beginning of period	11,896	9,175
Cash, cash equivalents and restricted cash, end of period	$3,146	$8,167
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$—	$1
Income taxes paid	$15	$137
Supplemental cash flow disclosure - Non-cash:
Accrued capital expenditures and tenant improvement allowance	$—	$158

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

The consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “2017 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss, and used cash in operating activities for the three and six months ended June 30, 2018. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries entered into a Business Financing Agreement (the “Business Financing Agreement”) with Western Alliance Bank (“Western Alliance”), which provides for borrowings of up to $6.0 million. The Company had no borrowings outstanding under these lines of credit as of June 30, 2018. See Note 9 – Lines of Credit for additional information.

As of June 30, 2018, the Company had working capital of approximately $14.4 million. The Company’s principal sources of liquidity as of June 30, 2018 consisted of approximately $3.1 million in cash and cash equivalents and restricted cash, $10.4 million of accounts receivable and $3.9 million available under the Business Financing Agreement.

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

Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into an additional line of credit facility. As discussed in Note 9, on March 6, 2018, BIOLASE entered into the Business Financing Agreement, providing for a secured line of credit. The Company cannot provide assurance that it will be able to successfully consummate any equity or debt financings or enter into any other line of credit facility in the future. The Company also cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to the Company’s stockholders.

Reverse Stock Split

Except as the context otherwise requires, all share numbers and share price amounts (including exercise prices and closing market prices) contained in the unaudited financial statements and notes thereto reflect the reverse stock split effectuated by the Company on May 10, 2018. See Note 4 – Stockholders’ Equity for additional information.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2017 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2018 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2017 Form 10-K.

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

In July 2017, FASB issued ASU 2017-11 (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The new standard simplifies the accounting for certain financial instruments with down round features. Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40, Contracts in Entity’s Own Equity. As a result, a down round feature, by itself, no longer requires an instrument to be remeasured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply. Part II of ASU 2017-11 recharacterizes the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, (currently presented as pending content in the Codification) as a scope exception. No change in the Company’s practice is expected as a result of these amendments. The new standard is effective for fiscal years beginning after December 15, 2018, Early adoption is permitted. The amendments in Part II have no accounting impact and therefore do not have an associated effective date. The Company is currently evaluating the impact of its pending adoption of ASU 2017-11 on its consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 87% and 85% of net revenue for the three and six months ended June 30, 2018, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 13% and 15% of net revenue for the three and six months ended June 30, 2018, respectively. The majority of the Company’s revenue that is recognized over time relates to training and extended warranties.

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

	June 30,	December 31,
	2018	2017
Undelivered elements (training and product and support services; installation for 2017)	$624	$980
Extended warranty contracts	1,577	1,634
Deferred royalties	17	22
Total deferred revenue	2,218	2,636
Less long-term amounts:
Deferred royalties	6	11
Total deferred revenue - long-term	6	11
Total deferred revenue - current	$2,212	$2,625

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the periods ended June 30, 2018 and December 31, 2017.

The amount of revenue recognized during the period that was included in the opening contract liability balance related to undelivered elements was $0.6 million, related to extended warranty contracts was $0.7 million and deferred royalties was $6,000.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$7,164	$8,194	$12,857	$15,037
International	4,990	4,418	9,317	8,449
	$12,154	$12,612	$22,174	$23,486

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenue recognized over time	$ 1,557	$ 3,254
Revenue recognized at a point in time	10,597	18,920
Total	$ 12,154	$ 22,174

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
End-customer	$7,675	$8,651	$13,712	$15,796
Distributors	4,479	3,961	8,462	7,690
	$12,154	$12,612	$22,174	$23,486

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

The percentages of the Company’s sales by product line were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Waterlase (laser systems)	42.9%	42.4%	39.2%	41.3%
Diodes (laser systems)	22.3%	20.7%	22.2%	21.3%
Imaging systems	3.1%	7.5%	4.3%	6.7%
Consumables and other	18.9%	16.3%	19.6%	15.9%
Services	12.8%	12.8%	14.7%	14.5%
License fees and royalties	—%	0.3%	—%	0.3%
	100.0%	100.0%	100.0%	100.0%

Shipping and Freight Costs

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Practical Expedients

For the period ended June 30, 2018, the Company elected the following practical expedients:

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

NOTE 4—STOCKHOLDERS’ EQUITY

Reverse Stock Split

At BIOLASE’s annual meeting of stockholders on May 9, 2018 (the “Annual Meeting”), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of BIOLASE common stock, at a ratio ranging from one-for-five (1:5) to one-for-fifteen (1:15), with the final ratio to be determined by the BIOLASE board of directors (the “Board”). Immediately after the Annual Meeting, the Board approved a one-for-five (1:5) reverse stock split of the outstanding shares of BIOLASE common stock (the “Reverse Stock Split”). On May 10, 2018, the Company filed an amendment (the “Amendment”) to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 11:59 p.m. on May 10, 2018. The Amendment also reduced the authorized shares of common stock from 200,000,000 shares to 40,000,000 shares.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016) (the “2002 Plan”), which was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of June 30, 2018, a total of 3.1 million shares of BIOLASE common stock have been authorized for issuance under the 2002 Plan, of which 0.9 million shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.9 million shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs.

2018 Stock Incentive Plan

At the Annual Meeting, BIOLASE stockholders approved the BIOLASE, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 2,035,287, which is equal to 2,120,547, reduced by 85,260 shares, which is the number of shares subject to awards granted under the 2002 Plan on or after March 1, 2018, as adjusted for the Reverse Stock Split. As of June 30, 2018, a total of 2.0 million shares of BIOLASE common stock have been authorized for issuance under the 2018 Plan, of which 1.6 million shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 0.4 million shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.6 million and $0.8 million, for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.1 million, for the six months ended June 30, 2018 and 2017, respectively, based on the grant-date fair value. Stock-based compensation expense for the six months ended June 30, 2018 and 2017 includes the reversal of $0.1 million and $0.5 million, respectively, resulting from the reassessment of certain performance-based equity awards. The net impact of stock-based compensation expense to earnings was $(0.03), and $(0.06) per basic and diluted share for the three months ended June 30, 2018 and 2017, respectively, and $(0.06) and $(0.08) per basic and diluted share for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had approximately $3.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$105	$67	$162	$107
Sales and marketing	154	93	234	166
General and administrative	207	506	674	699
Engineering and development	91	95	188	168
	$557	$761	$1,258	$1,140

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term	5.7 years	5.4 years	5.9 years	5.6 years
Volatility	81.2%	77.6%	81.4%	78.5%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	2.71%	1.98%	2.46%	1.98%

A summary of option activity for the six months ended June 30, 2018 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2017	1,924	$8.62	7.21	$—
Granted at fair market value	402	2.09
Exercised	(1)	2.10
Forfeited, cancelled, or expired	(322)	11.12
Options outstanding at June 30, 2018	2,003	$6.91	6.14	$—
Options exercisable at June 30, 2018	1,095	$8.75	4.97	$—
Vested options expired during the quarter ended June 30, 2018	191	$14.29

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the six months ended June 30, 2018 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2017	846	$3.14
Granted	402	$1.46
Vested	(240)	$3.59
Forfeited or cancelled	(99)	$2.55
Unvested options at June 30, 2018	909	$2.34

Cash proceeds, along with fair value disclosures related to grants, exercises, and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds from stock options exercised	$—	$3	$2	$3
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$1	$—	$1
Weighted-average fair value of options granted during period	$1.27	$3.94	$1.46	$4.60
Total fair value of shares vested during the period	$843	$364	$245	$698

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

Effective January 25, 2018, the Compensation Committee of the Board awarded 360,000 non-qualified stock options to purchase shares of BIOLASE common stock to certain employees of the Company. These awards were valued at $2.11 per share, the Reverse Stock Split-adjusted closing market price of BIOLASE common stock on the grant date, and expire 10 years from the grant date. The options vest ratably over the 36-month period, commencing on February 25, 2018.

Restricted Stock Units

Under the 2002 Plan, effective January 26, 2018, the Board issued 40,000 RSUs to the Company’s President and Chief Executive Officer. This award was valued at $2.00 per share, the Reverse Stock Split-adjusted closing market price of BIOLASE common stock on the grant date, and will vest upon the achievement of specific annual Company performance criteria.

Under the 2018 Plan, effective May 14, 2018, the Compensation Committee of the Board granted the following:

•

1,193,850 shares to certain Board members, employees and consultants of the Company. These awards were valued at $1.45 per share, the closing price of BIOLASE common stock on the grant date, and vest 40% on December 31, 2018 and 60% on December 31, 2019, subject to continued service through the applicable vesting date.

•

398,275 shares to certain Board members of the Company. These awards were valued at $1.45 per share, the closing price of BIOLASE common stock on the grant date, and fully vest on the first anniversary of the grant date, subject to continued service through the applicable vesting date.

•

10,127 shares to certain employees of the Company. These awards were valued at $1.45 per share, the closing price of BIOLASE common stock on the grant date, and were fully vested on the grant date., subject to continued service through the applicable vesting date.

Under the 2018 Plan, effective June 15, 2018, the Board granted 155,000 RSUs to the new Board members. These awards were valued at $1.25 per share, the closing price of BIOLASE common stock on the grant date, and vest fully on May 9, 2019.

A summary of unvested RSU activity for the six months ended June 30, 2018 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted stock units at December 31, 2017	358	$4.84
Granted	2,456	$1.44
Vested	(212)	$2.38
Forfeited or cancelled	(208)	$4.48
Unvested restricted stock units at June 30, 2018	2,394	$1.51

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board. A summary of warrant activity for the six months ended June 30, 2018 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2017	1,225	$9.63
Granted or Issued	52	$2.35
Exercised	—	$—
Forfeited, cancelled, or expired		$—
Warrants outstanding at June 30, 2018	1,277	$9.33
Warrants exercisable at June 30, 2018	1,250	$9.10
Vested warrants expired during the quarter ended June 30, 2018	—	$—

On March 6, 2018, in connection with the execution of the Business Financing Agreement, the Company issued to Western Alliance warrants (the “Western Alliance Warrants”) to purchase up that number of shares of BIOLASE common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Western Alliance Warrants are fully vested and exercisable. The Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $2.35 per share, which was the Reverse Stock Split-adjusted closing market price of BIOLASE common stock on March 6, 2018.  See Note 9 – Lines of Credit for further discussion.

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

Outstanding stock options, RSUs and warrants to purchase approximately 5.1 million shares were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2018, as their effect would have been anti-dilutive. For the same 2017 periods, anti-dilutive outstanding stock options and warrants to purchase 5.4 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$4,301	$3,953
Work-in-process	1,776	1,162
Finished goods	7,931	7,183
Inventory, net	$14,008	$12,298

Inventory is net of a provision for excess and obsolete inventory totaling $1.8 million and $1.9 million as of June 30, 2018 and December 31, 2017, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Building	$217	$220
Leasehold improvements	2,005	2,005
Equipment and computers	6,884	6,883
Furniture and fixtures	634	634
Construction in progress	1,190	1,182
	10,930	10,924
Accumulated depreciation and amortization	(7,935)	(7,426)
	2,995	3,498
Land	169	176
Property, plant, and equipment, net	$3,164	$3,674

Depreciation and amortization expense related to property, plant, and equipment totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2018 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since June 30, 2018 through the date of these consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of June 30, 2018 and December 31, 2017, the Company had goodwill (indefinite life) of $2.9 million. As of June 30, 2018 and December 31, 2017, all intangible assets have been fully amortized. There was no amortization expense for the three and six months ended June 30, 2018 or 2017.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Payroll and benefits	$2,301	$2,115
Warranty accrual, current portion	1,138	1,120
Taxes	487	544
Accrued professional services	1,041	584
Accrued insurance premium	59	870
Other	549	376
Total accrued liabilities	$5,575	$5,609

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and six months ended June 30, 2018 and 2017 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Initial warranty accrual, beginning balance	$1,214	$1,460	$1,190	$1,706
Provision for estimated warranty cost	378	25	624	2
Warranty expenditures	(233)	(200)	(455)	(423)
	1,359	1,285	1,359	1,285
Less warranty accrual, long-term	221	296	221	296
Total warranty accrual, current portion	$1,138	$989	$1,138	$989

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

As of June 30, 2018, the Company had no outstanding borrowings under the Domestic Revolver or the EXIM Revolver. There were no restricted cash balances required by the Domestic Revolver or the EXIM Revolver as of June 30, 2018. The Company’s obligations are generally secured by substantially all of the Company’s assets. The total amount available under the Business Financing Agreement as of June 30, 2018 was $3.9 million. The Company received a notice of non-compliance with certain non-financial covenants, and on August 13, 2018, the Company entered into a waiver agreement (the “Waiver Agreement”) with Western Alliance, which waived the non-compliance with these non-financial covenants, specifically the Company’s failure to transfer bank accounts to Western Alliance and to dissolve certain non-operating subsidiaries. The Company paid fees of $5,000 in connection with the Forbearance Agreement, pursuant to which WAB set the total aggregate available borrowings to $1.5 million.

The Business Financing Agreement requires the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Western Alliance may declare the amounts outstanding under the Business Financing Agreement immediately due and payable. As of June 30, 2018, the Company was in compliance with these covenants.

Amounts outstanding under the Business Financing Agreement bear interest at a per annum floating rate equal to the greater of 4.5% or the “Prime Rate” published in the Money Rates section of the Western Edition of The Wall Street Journal (or such other rate of interest publicly announced from time to time by Western Alliance as its “Prime Rate”), plus 1.5% with respect to advances made under the line of credit, plus an additional 5.0% during any period that an event of default has occurred and is continuing. The commitment fee under the Business Financing Agreement is 0.25% of the domestic credit limit and 1.75% of the EXIM credit limit and is payable on March 6, 2018 and each anniversary thereof. As of June 30, 2018, the interest rate on both the Domestic Revolver and EXIM Revolver was 6.5%.

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

2018	$524
2019	899
2020	300
2021	12
Thereafter	—
Total future minimum lease obligations	$1,735

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.1 million, in the aggregate, at June 30, 2018. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of June 30, 2018, approximately $0.2 million was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

Effective April 10, 2018, Harold C. Flynn, Jr. resigned from the Board and as the Company’s President and Chief Executive Officer. The Company and Mr. Flynn entered into a Separation Agreement, dated as of April 30, 2018 (the “Separation Agreement”). Mr. Flynn is entitled to receive severance in an amount of $365,000, payable through December 28, 2018, along with certain other benefits, including the continued vesting of all of Mr. Flynn’s time-based stock options through April 9, 2020 and an extension of the time to exercise such options through December 31, 2021, subject to immediate vesting upon a change of control, and continued vesting of the time-based RSUs granted to Mr. Flynn on February 6, 2017 through February 6, 2019, subject to immediate vesting upon a change of control. Any unvested stock options following April 9, 2020 will be cancelled and will not vest, and any RSUs that are unvested following February 6, 2019 will be canceled and will not vest. Due to the modification of Mr. Flynn’s equity awards, the Company recognized a net reduction of stock-based compensation expense of approximately $0.3 million, primarily due to the fluctuation in stock prices from the time the awards were granted to when Mr. Flynn resigned and the awards were re-evaluated.

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. As of June 30, 2018, the Company had $11.9 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule or adjust requirements prior to supplier fulfillment.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against BIOLASE in the District of Utah alleging that BIOLASE’s ezlase dental laser infringes on U.S. Patent No. 7,485,116 (the “116 Patent”). On September 9, 2012, CAO amended its complaint, adding claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that BIOLASE issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The amended complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. Until January 24, 2018, this lawsuit was stayed in connection with United States Patent and Trademark Office proceedings relating to the 116 Patent, which proceedings ultimately culminated in a January 27, 2017 decision by the United States Court of Appeals for the Federal Circuit, affirming the findings of the Patent Trial and Appeal Board. On January 25, 2018, CAO moved for leave to file a second amended complaint to add certain claims, which filing the Company did not oppose. The Utah matter has since been transferred to the Central District of California and the two matters have been consolidated with the matter described below.

On January 23, 2018, CAO filed a lawsuit against BIOLASE in the Central District of California alleging that BIOLASE’s diode lasers infringe on U.S. Patent Nos. 8,337,097, 8,834,497, 8,961,040 and 8,967,883. The complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest.

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and six months ended June 30, 2018, sales to customers in the United States accounted for approximately 59% and 58% of net revenue, respectively, and international sales accounted for approximately 41% and 42% of net revenue, respectively. For the three and six months ended June 30, 2017, sales to customers in the United States accounted for approximately 65% and 64% of net revenue, respectively, and international sales accounted for approximately 35% and 36% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2018 or 2017.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$7,164	$8,194	$12,857	$15,037
International	4,990	4,418	9,317	8,449
	$12,154	$12,612	$22,174	$23,486

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2018	2017
United States	$2,849	$3,347
International	315	327
	$3,164	$3,674

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products for the three and six months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
Laser systems	$7,920	65.2%	$7,961	63.1%	$13,623	61.4%	$14,690	62.6%
Imaging systems	371	3.1%	954	7.5%	954	4.3%	1,580	6.7%
Consumables and other	2,303	18.9%	2,051	16.3%	4,337	19.6%	3,743	15.9%
Services	1,557	12.8%	1,614	12.8%	3,254	14.7%	3,409	14.5%
License fees and royalties	3	0.0%	32	0.3%	6	0.0%	64	0.3%
Total revenue	$12,154	100.0%	$12,612	100.0%	$22,174	100.0%	$23,486	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2018 or 2017.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2018 or December 31, 2017.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2018 and 2017. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2018, the Company recorded an income tax provision of $10,000 and $42,000, respectively, resulting in an effective tax rate of (10.0)% and 0.8%, respectively. During the three and six months ended June 30, 2017, the Company recorded an income tax provision of $36,000 and $76,000 respectively, resulting in an effective tax rate of 0.9% and 0.9%, respectively. The income tax provisions for the three and six months ended June 30, 2018 and 2017 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% for 2018 and 34% for 2017 primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

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

The 2017 Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations.  This provision is effective for taxable years beginning after December 31, 2017. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the 2017 Tax Act including the associated forecast of GILTI and the application of ASC 740, Income Taxes. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations, but also the Company’s intent and ability to modify its structure.  The Company is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act. However, due to the Company’s current net operating loss (“NOL”) position and NOL carryforward balance, the Company does not believe this provision will have a material impact on the provision.

NOTE 14—SUBSEQUENT EVENT

Effective August 7, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Todd Norbe to serve as President and Chief Executive Officer of BIOLASE. Under the terms of the Employment Agreement, Mr. Norbe will receive an annual base salary of $400,000. In addition, Mr. Norbe is eligible to receive an annual performance bonus of up to one hundred percent (100.0%) or Mr. Norbe’s base salary, which is determined by the achievement of certain criteria as established by the Compensation Committee of the Board. For the partial 2018 employment year, Mr. Norbe is eligible to receive a performance bonus of up to $170,000 at target performance and up to $210,000 at “outperform” performance, with a minimum non-discretionary performance bonus of $100,000. Mr. Norbe will be awarded (i) 350,000 stock-settled time-based RSUs, which shall vest as to one-fourth of the number of shares of BIOLASE common stock subject to the time-based RSUs, on the one-year anniversary of the Mr. Norbe’s first date of employment, and as to the remaining three-fourths of the number of shares of BIOLASE common stock subject to the time-based RSUs, in four installments on a semi-annual basis commencing on the 18-month anniversary of Mr. Norbe’s first date of employment, subject to continued employment through each such vesting date, and (ii) 300,000 stock settled performance-based RSUs, which shall vest in one-third annual increments, subject to performance criteria established by the Compensation Committee of the Board and continued employment through each such vesting date. The forgoing RSUs are subject to approval by the Company’s stockholders of an increase in the number of shares available under the 2018 Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “2017 Form 10-K”).  In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements, predictions, or expectations regarding our plans to expand our product line and clinical applications, statements regarding the effects of seasonality on revenue, operating expenses, anticipated cash needs, needs for additional financing, plans to explore potential collaborations, market opportunities, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 244 issued and 74 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through June 30, 2018 we sold over 37,600 laser systems in over 90 countries around the world. Contained in this total are approximately 12,700 Waterlase systems, including approximately 8,600 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

New Leadership Additions

Effective June 15, 2018, the BIOLASE board of directors (the “Board”) elected Todd A. Norbe and Jess Roper to the Board. Mr. Norbe has more than 25 years of experience as a senior executive with companies within the dental industry.  Mr. Roper has more than 25 years of experience as a senior executive with companies in the medical industry and has held financial management positions with publicly traded and venture funded companies.

Effective April 4, 2018, the Board elected Garrett Sato to the Board. Mr. Sato has more than 30 years of experience as a successful consultant and senior executive with companies in the dental industry and has served as a senior advisor and executive partner with private equity and investment banking firms.

Also consistent with our goal to focus our energies on worldwide competitiveness, strengthening our leadership, and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team.

Effective April 10, 2018 and with the resignation of Harold C. Flynn, Jr. as our President and Chief Executive Officer and as a director, the Board appointed John R. Beaver as our Interim Chief Executive Officer to focus on business performance improvement and continuing operational efficiencies.

Effective August 7, 2018, the Board appointed Mr. Norbe as our President and Chief Executive Officer and Mr. Beaver, who was serving as our Interim Chief Executive Officer, was promoted to Executive Vice President and Chief Financial Officer.

Southern California Model Market

During the first half of 2018, we bolstered efforts in Southern California to significantly enhance the region’s oral health and dental care by increasing awareness and education in laser dentistry. We added local specialists to our staff to offer dentists more support in maximizing the use of their lasers. In addition, we began to offer more educational courses, informational events and community activities to help ensure that dentists and their patients are provided with the latest information in laser dentistry. In April 2018, we formed a Southern California Dental Advisory Board, which is comprised of local dentistry veterans whose collective expertise serves as excellent resources to help propel the local market forward.

Reverse Stock Split

Effective May 10, 2018, BIOLASE effectuated a one-to-five reverse stock split. In connection with the reverse stock split, the number of authorized shares of BIOLASE common stock was reduced from 200,000,000 shares to 40,000,000 shares.  See Part I, Item I, Note 4 – Stockholders’ Equity for additional information.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2017 Form 10-K. There have been no significant changes during the six months ended June 30, 2018 in our critical accounting policies from those disclosed in Item 7 of the 2017 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Products and services revenue	100.0%	99.7%	100.0%	99.7%
License fees and royalty revenue	—%	0.3%	—%	0.3%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	64.6%	62.7%	66.9%	63.1%
Gross profit	35.4%	37.3%	33.1%	36.9%
Operating expenses:
Sales and marketing	38.3%	35.9%	38.5%	37.1%
General and administrative	24.4%	22.5%	27.1%	22.4%
Engineering and development	11.2%	14.4%	12.0%	13.8%
Total operating expenses	73.9%	72.8%	77.6%	73.3%
Loss from operations	(38.5%)	(35.5%)	(44.5%)	(36.4%)
Non-operating loss, net	(1.8%)	1.8%	(0.1%)	1.0%
Loss before income tax provision	(40.3%)	(33.7%)	(44.6%)	(35.4%)
Income tax provision	0.1%	0.3%	0.2%	0.3%
Net loss	(40.4%)	(34.0%)	(44.8%)	(35.7%)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
GAAP net loss attributable to common stockholders	$(4,911)	$(8,267)	$(9,932)	$(12,375)
Deemed dividend on convertible preferred stock	—	3,978	—	3,978
GAAP net loss	$(4,911)	$(4,289)	$(9,932)	$(8,397)
Adjustments:
Interest expense (income), net	35	(10)	47	(19)
Income tax provision	10	36	42	76
Depreciation and amortization	246	287	510	577
Stock-based compensation	557	761	1,258	1,140
Non-GAAP net loss	$(4,063)	$(3,215)	$(8,075)	$(6,623)

Comparison of Results of Operations

Three months ended June 30, 2018 and 2017

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2018 (the “Second Quarter 2018”) and the three months ended June 30, 2017 (the “Second Quarter 2017”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
Laser systems	$7,920	65.2%	$7,961	63.1%	$(41)	(0.5%)
Imaging systems	371	3.1%	954	7.5%	(583)	(61.1%)
Consumables and other	2,303	18.9%	2,051	16.3%	252	12.3%
Services	1,557	12.8%	1,614	12.8%	(57)	(3.5%)
Total products and services	12,151	100.0%	12,580	99.7%	(429)	(3.4%)
License fees and royalty	3	—%	32	0.3%	(29)	(90.6%)
Net revenue	$12,154	100.0%	$12,612	100.0%	$(458)	(3.6%)

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

Total revenue by geographic location based on the location of customers for the Second Quarter 2018 and Second Quarter 2017, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
United States	$7,164	58.9%	$8,194	65.0%	$(1,030)	(12.6%)
International	4,990	41.1%	4,418	35.0%	572	12.9%
Net revenue	$12,154	100.0%	$12,612	100.0%	$(458)	(3.6%)

The $0.5 million, or 4%, overall decrease in quarter-over-quarter net revenue resulted primarily from imaging systems sales, which decreased by $0.6 million, or 61%, in the Second Quarter 2018 compared to the Second Quarter 2017. Sales of our imaging products decreased by 66% domestically, and there were no sales internationally during the second quarter of 2018. Imaging in the Second Quarter 2017 benefited from a one-time study club purchase. The Company is focusing on its core laser products. Laser systems revenue decreased marginally by 0.5%, in the Second Quarter 2018 compared to the Second Quarter 2017, driven by a decline in domestic sales. Services revenue, which consists of extended warranty service contracts, advanced training programs, and other services, decreased marginally by $0.1 million, or 4%, in the Second Quarter 2018 compared to the Second Quarter 2017.

Partially offsetting decreases in laser systems revenue, imaging systems revenue and services revenue was an increase to consumables and other revenue. Consumables and other revenue, which consists of consumable products such as disposable tips, increased by $0.3 million or 12%, in the Second Quarter 2018 compared to the Second Quarter 2017.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the Second Quarter 2018 and the Second Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
Net revenue	$12,154	100.0%	$12,612	100.0%	$(458)	(3.6%)
Cost of revenue	7,846	64.6%	7,908	62.7%	(62)	(0.8%)
Gross profit	$4,308	35.4%	$4,704	37.3%	$(396)	(8.4%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 8% decline in gross profit as a percentage of revenue for the Second Quarter 2018, as compared to the Second Quarter 2017, reflected lower revenue resulting in unabsorbed fixed costs.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the Second Quarter 2018 and Second Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
Sales and marketing	$4,657	38.3%	$4,534	35.9%	$123	2.7%
General and administrative	2,969	24.4%	2,840	22.5%	129	4.5%
Engineering and development	1,361	11.2%	1,810	14.4%	(449)	(24.8%)
Total operating expenses	$8,987	73.9%	$9,184	72.8%	$(197)	(2.1%)

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the Second Quarter 2018 compared to the Second Quarter 2017 increased by $0.1 million, or 3%, primarily due to an increase in payroll and consulting-related expenses of $0.3 million, partially offset by decreased convention-related expenses of $0.1 million. As we continue efforts to transform and drive to revenue growth, we expect sales and marketing expenses to increase as a percentage of revenue as a result of our Southern California Model Market initiatives for the remainder of 2018.

General and Administrative Expense. General and administrative expenses in the Second Quarter 2018 compared to the Second Quarter 2017 increased by $0.1 million, or 5%, primarily due to an increase in legal fees resulting from our efforts to protect our intellectual property. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2018.

Engineering and Development Expense. Engineering and development expenses in the Second Quarter 2018 compared to the Second Quarter 2017 decreased by $0.4 million, or 25%, primarily due to a $0.2 million decrease in operating supplies and a decrease in payroll and consulting-related expenses of $0.1 million. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2018.

Gain (Loss) on Foreign Currency Transactions. We realized a $0.2 million loss on foreign currency transactions during the Second Quarter 2018, compared to a $0.2 million gain on foreign currency transactions during the Second Quarter 2017, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Expense (Income), Net.  Interest expense during the Second Quarter 2018 represented interest recognized from the amortization of the warrants issued to Western Alliance Bank (“Western Alliance”) in March 2018. See Part I, Item I, Note 9 – Lines of Credit for additional information. Interest income during the Second Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”). We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $10,000 for the Second Quarter 2018, compared to a provision of $36,000 for the Second Quarter 2017. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.9 million for the Second Quarter 2018 compared to a net loss of $4.3 million for the Second Quarter 2017. The $0.6 million, or 15%, increase in net loss was primarily due to a $0.4 million, negative impact due to a loss in the Second Quarter of 2018 compared to a gain in the Second Quarter of 2017 on foreign currency transactions.

Six months ended June 30, 2018 and 2017

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2018 (“YTD Second Quarter 2018”) and the six months ended June 30, 2017 (“YTD Second Quarter 2017”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
Laser systems	$13,623	61.4%	$14,690	62.6%	$(1,067)	(7.3%)
Imaging systems	954	4.3%	1,580	6.7%	(626)	(39.6%)
Consumables and other	4,337	19.6%	3,743	15.9%	594	15.9%
Services	3,254	14.7%	3,409	14.5%	(155)	(4.5%)
Total products and services	22,168	100.0%	23,422	99.7%	(1,254)	(5.4%)
License fees and royalty	6	—%	64	0.3%	(58)	(90.6%)
Net revenue	$22,174	100.0%	$23,486	100.0%	$(1,312)	(5.6%)

The $1.3 million, or 6%, overall decrease in period-over-period net revenue resulted primarily from laser systems sales, which decreased by $1.1 million, or 7%, in YTD Second Quarter 2018 compared to YTD Second Quarter 2017. The laser systems revenue decrease was driven by a 20% decline in domestic revenue partially offset by a 7% increase in international revenue. Imaging revenue also decreased by $0.6 million or 40%, in YTD Second Quarter 2018 compared to YTD Second Quarter 2017.

Partially offsetting the decreased laser systems revenue and license fees and royalty revenue were increases to consumables and other revenue. Consumables and other revenue, which consists of consumable products such as disposable tips, increased by $0.6 million, or 16%, in YTD Second Quarter 2018 compared to YTD Second Quarter 2017.

Total revenue by geographic location based on the location of customers for YTD Second Quarter 2018 and YTD Second Quarter 2017, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
United States	$12,857	58.0%	$15,037	64.0%	$(2,180)	(14.5%)
International	9,317	42.0%	8,449	36.0%	868	10.3%
Net revenue	$22,174	100.0%	$23,486	100.0%	$(1,312)	(5.6%)

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for YTD Second Quarter 2018 and YTD Second Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
Net revenue	$22,174	100.0%	$23,486	100.0%	$(1,312)	(5.6%)
Cost of revenue	14,833	66.9%	14,829	63.1%	4	—%
Gross profit	$7,341	33.1%	$8,657	36.9%	$(1,316)	(15.2%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 15% decline in gross profit as a percentage of revenue for YTD Second Quarter 2018, as compared to YTD Second Quarter 2017, reflected lower revenue resulting in unabsorbed fixed costs.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for YTD Second Quarter 2018 and YTD Second Quarter 2017, as well as the amount of change and percentage change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2018		2017		Change	Change
Sales and marketing	$8,548	38.5%	$8,718	37.1%	$(170)	(1.9%)
General and administrative	6,006	27.1%	5,256	22.4%	750	14.3%
Engineering and development	2,650	12.0%	3,239	13.8%	(589)	(18.2%)
Total operating expenses	$17,204	77.6%	$17,213	73.3%	$(9)	(0.1%)

The period-over-period total operating expenses are explained in the following expense categories.

Sales and Marketing Expense. Sales and marketing expenses in YTD Second Quarter 2018 compared to YTD Second Quarter 2017 decreased by $0.2 million, or 2%, primarily due to decreases in convention-related expenses of $0.4 million, and decreases in media, advertising, and printing expenses of $0.1 million, partially offset by an increase in payroll and consulting-related expenses of $0.4 million. In the first quarter of 2017, we participated in the International Dental Show in Cologne, Germany, which led to higher convention-related expenses and travel expenditures. As we continue efforts to transform and drive to revenue growth, we expect sales and marketing expenses to increase as a percentage of revenue as a result of our Southern California Model Market initiatives for the remainder of 2018.

General and Administrative Expense. General and administrative expenses in YTD Second Quarter 2018 compared to YTD Second Quarter 2017 increased by $0.8 million or 14%, primarily due to an increase of $0.3 million in payroll and consulting-related expenses and an increase of $0.1 million in patent and legal fees resulting from our efforts to protect our intellectual property, and a $0.2 million increase in provision for doubtful accounts. The increase in payroll and consulting-related expenses is primarily due to an increase in consulting fees of $0.1 million. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2018.

Engineering and Development Expense. Engineering and development expenses in YTD Second Quarter 2018 compared to YTD Second Quarter 2017 decreased by $0.6 million, or 18%, primarily due to a $0.3 million decrease in operating supplies and a $0.1 million decrease in payroll and consulting-related expenses. The decrease in payroll and consulting-related expenses was driven by a decrease in wages of $0.1 million. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2018.

Gain (Loss) on Foreign Currency Transactions. We realized a gain of $20,000 on foreign currency transactions during YTD Second Quarter 2018, compared to a $216,000 gain on foreign currency transactions during YTD Second Quarter 2017, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Expense (Income), Net. Interest expense during YTD Second Quarter 2018 represented interest recognized from the amortization of the warrants issued to Western Alliance in March 2018. See Part I, Item I, Note 9 – Lines of Credit for additional information. Interest income during YTD Second Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the Fotona patent infringement lawsuit described above.

Income Tax Provision. Our provision for income taxes was $42,000 for YTD Second Quarter 2018, compared to a provision of $76,000 for YTD Second Quarter 2017. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $9.9 million for YTD Second Quarter 2018 compared to a net loss of $8.4 million for YTD Second Quarter 2017. The $1.5 million or 18%, increase in net loss was due to a $1.3 million, or 15%, reduction in gross profit and a $0.2 million decrease in gains on foreign currency transactions.

Liquidity and Capital Resources

At June 30, 2018, the Company had approximately $3.1 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $8.8 million at June 30, 2018 as compared to December 31, 2017, was primarily due to net cash used in operating activities of $8.4 million. The $8.4 million of net cash used in operating activities was primarily driven by the Company’s net loss of $9.9 million for the six months ended June 30, 2018.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash flows used in operating activities	$(8,358)	$(10,907)
Net cash flows used in investing activities	(110)	(637)
Net cash flows (used in) provided by financing activities	(256)	10,374
Effect of exchange rate changes	(26)	162
Net change in cash, cash equivalents and restricted cash	$(8,750)	$(1,008)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2018 totaled $8.3 million and was primarily comprised of our net loss of $9.9 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.5 million, provision for bad debts of $0.2 million and stock-based compensation expenses of $1.3 million. The $0.5 million net decrease in our operating assets and liabilities was primarily due to an increase in inventory of $1.8 million, resulting from lower than projected sales, an increase in accounts receivable of $0.5 million related to the timing of our collections, and a decrease in deferred revenue of $0.4 million, resulting from the impact of implementing the new revenue recognition standard which provided for less deferred installation and deferred diode online training revenue, partially offset by an increase in accounts payable and accrued liabilities of $2.1 million related to the timing of our payments.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 consisted of $0.1 million of capital expenditures. The period-over-period decrease was primarily due to the timing of our capital expenditures.

Financing Activities

Net cash used financing activities for the six months ended June 30, 2018 of $0.3 million resulted primarily from payments of equity offering costs from 2017 of $0.1 million and payments of debt issuance costs of $0.1 million.

Effect of Exchange Rate

The effect of exchange rate on cash for the six months ended June 30, 2018 was minimal.

Future Liquidity Needs

As of June 30, 2018, the Company had working capital of approximately $14.4 million. Our principal sources of liquidity as of June 30, 2018 consisted of approximately $3.1 million in cash, cash equivalents and restricted cash and $10.4 million of net accounts receivable.

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries entered into a Business Financing Agreement with Western Alliance, which provides for borrowings of up to $6.0 million. The Company had no borrowings outstanding under these lines of credit as of June 30, 2018. See Part I, Item I, Note 9 – Lines of Credit for additional information.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2017 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.6	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.7	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.8	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.9	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.2	Sixth Amended and Restated Bylaws of the Registrant, adopted on June 26, 2014		8-K	06/26/2014	3.1	06/30/2014

4.1	Form of Warrant issued on March 6, 2018		10-K	12/31/2017	4.4	03/14/2018

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.1*	Separation Agreement with General Release of All Claims, dated as of April 30, 2018, by and between Harold C. Flynn, Jr. and the Registrant		8-K/A	04/30/2018	10.1	05/03/2018

10.2	BIOLASE, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on April 5, 2018)		DEF 14A		A	04/05/2018

10.3	Employment Agreement, dated August 7, 2018, by and between Todd Norbe and the Registrant		8-K	08/07/2018		08/08/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Compensatory contract or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

August 13, 2018	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2018	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)